Form 10-Q
period 2008-03-31
American Water Works Company, Inc.
filed 2008-05-14
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file: number 001-34028

AMERICAN WATER WORKS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0063696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 Laurel Oak Road, Voorhees, NJ	08043
(Address of principal executive offices)	(Zip Code)

(856) 346-8200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer    ☐  Accelerated filer    ☒   Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008
Common Stock, $0.01 par value per share	160,000,000 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
Property, plant and equipment
Utility plant - at original cost, net of accumulated depreciation of $2,829,045 at March 31 and $2,776,950 at December 31	$9,296,315	$9,199,909
Nonutility property, net of accumulated depreciation of $63,207 at March 31 and $60,587 at December 31	119,740	118,052

Total property, plant and equipment	9,416,055	9,317,961

Current assets
Cash and cash equivalents	9,202	13,481
Restricted funds	2,149	3,258
Utility customer accounts receivable	136,261	147,640
Allowance for uncollectible accounts	(17,576)	(20,923)
Unbilled utility revenues	122,431	134,326
Non-regulated trade and other receivables, net	62,812	66,540
Taxes receivable, including federal income	23,111	23,111
Materials and supplies	28,961	27,458
Other	47,523	35,463

Total current assets	414,874	430,354

Regulatory and other long-term assets
Regulatory assets	626,093	628,039
Restricted funds	8,997	10,252
Goodwill	1,706,952	2,456,952
Other	95,033	90,514

Total regulatory and other long-term assets	2,437,075	3,185,757

TOTAL ASSETS	$12,268,004	$12,934,072

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	(Unaudited) March 31, 2008	December 31, 2007
CAPITALIZATION AND LIABILITIES
Capitalization
Common stockholder’s equity	$3,809,423	$4,542,046
Preferred stock without mandatory redemption requirements	4,568	4,568
Long-term debt
Long-term debt	4,642,315	4,674,837
Redeemable preferred stock at redemption value	24,296	24,296

Total capitalization	8,480,602	9,245,747

Current liabilities
Short-term debt	368,137	220,514
Current portion of long-term debt	90,188	96,455
Accounts payable	119,209	168,886
Taxes accrued, including federal income	56,536	56,002
Interest accrued	85,248	50,867
Other	152,156	181,765

Total current liabilities	871,474	774,489

Regulatory and other long-term liabilities
Advances for construction	652,536	655,375
Deferred income taxes	644,343	638,918
Deferred investment tax credits	34,957	35,361
Regulatory liability-cost of removal	202,019	192,650
Accrued pension expense	275,536	290,722
Accrued postretirement benefit expense	156,178	158,552
Other	116,596	123,871

Total regulatory and other long-term liabilities	2,082,165	2,095,449

Contributions in aid of construction	833,763	818,387
Commitments and contingencies	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$12,268,004	$12,934,072

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Operating revenues	$506,815	$468,544

Operating expenses
Operation and maintenance	311,261	282,613
Depreciation and amortization	63,916	64,627
General taxes	52,066	47,880
(Gain) loss on sale of assets	(70)	106
Impairment charge	750,000	—

Total operating expenses, net	1,177,173	395,226

Operating (loss) income	(670,358)	73,318

Other income (deductions)
Interest, net	(69,968)	(72,207)
Allowance for other funds used during construction	2,541	1,658
Allowance for borrowed funds used during construction	1,368	1,093
Amortization of debt expense	(1,318)	(1,219)
Preferred dividends of subsidiaries	(56)	(56)
Other, net	1,205	1,572

Total other income (deductions)	(66,228)	(69,159)

(Loss) income from continuing operations before income taxes	(736,586)	4,159
Provision for income taxes	(4,102)	1,730

(Loss) income from continuing operations	(732,484)	2,429
Income from discontinued operations, net of tax	—	256

Net (loss) income	$(732,484)	$2,685

Basic earnings per common share:
(Loss) income from continuing operations	$(4.58)	$0.02

Income from discontinued operations, net of tax	$—	$0.00

Net (loss) income	$(4.58)	$0.02

Diluted earnings per common share:
(Loss) income from continuing operations	$(4.58)	$0.02

Income from discontinued operations, net of tax	$—	$0.00

Net (loss) income	$(4.58)	$0.02

Average common shares outstanding during the period:
Basic	160,000	160,000

Diluted	160,000	160,000

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(732,484)	$2,685
Adjustments
Depreciation and amortization	63,916	64,627
Impairment charge	750,000	—
Amortization of removal costs net of salvage	10,553	9,018
Provision for deferred income taxes	5,474	4,736
Amortization of deferred investment tax credits	(404)	(406)
Provision for losses on utility accounts receivable	836	2,657
Allowance for other funds used during construction	(2,541)	(1,658)
(Gain) loss on sale of assets	(70)	106
Gain on early extinguishment of debt	—	(7,064)
Other, net	(31,033)	(15,579)
Changes in assets and liabilities
Receivables and unbilled utility revenues	22,819	18,950
Other current assets	(13,563)	(24,370)
Accounts payable	(13,595)	(17,122)
Taxes accrued, including federal income	485	5,039
Interest accrued	34,381	11,375
Other current liabilities	(9,383)	1,217

Net cash provided by operating activities	85,391	54,211

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures	(188,437)	(166,115)
Proceeds from sale of assets and securities	82	1,145
Removal costs from property, plant and equipment retirements, net	(1,714)	(1,880)
Net restricted funds released	2,364	1,633

Net cash used in investing activities	(187,705)	(165,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	617,253
Repayment of long-term debt	(35,915)	(266,553)
Net borrowings (repayments) under short-term debt agreements	166,740	(555,578)
Advances and contributions for construction, net of refunds	(13,673)	13,097
Change in cash overdraft position	(19,117)	—
Capital contributions	—	550,000
Debt issuance costs	—	(3,054)
Redemption of preferred stock	—	(150)

Net cash provided by financing activities	98,035	355,015

Net (decrease) increase in cash and cash equivalents	(4,279)	244,009
Cash and cash equivalents at beginning of period	13,481	29,754

Cash and cash equivalents at end of period	$9,202	$273,763

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$58,848	$40,378

Non-cash financing activity:
Advances and contributions	$11,283	$17,434
Capital contribution	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Common Stockholder’s Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data)

	Common Stock, $.01 Par Value: 500,000 Shares Authorized and 160,000 Shares Issued and Outstanding		Paid-in	Accumulated	Accumulated Other Comprehensive	Common Stockholder’s	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2007	160,000	$1,600	$5,637,947	$(1,079,118)	$(18,383)	$4,542,046

Net loss	—	—	—	(732,484)	—	(732,484)	$(732,484)
Pension plan amortized to periodic benefit cost:
Prior service cost	—	—	—	—	6	6	6
Foreign currency translation	—	—	—	—	(145)	(145)	(145)

Total comprehensive loss							$(732,623)

Balance at March 31, 2008	160,000	$1,600	$5,637,947	$(1,811,602)	$(18,522)	$3,809,423

	Common Stock, $.01 Par Value: 500,000 Shares Authorized and 160,000 Shares Issued and Outstanding		Paid-in	Accumulated	Accumulated Other Comprehensive	Common Stockholder’s	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2006	160,000	$1,600	$4,570,855	$(736,292)	$(18,766)	$3,817,397

Net income	—	—	—	2,685	—	2,685	$2,685
Equity investment by RWE	—	—	650,000	—	—	650,000
Pension plan amortized to periodic benefit cost:
Prior service cost	—	—	—	—	9	9	9
Actuarial loss	—	—	—	—	18	18	18
Foreign currency translation	—	—	—	—	(222)	(222)	(222)

Total comprehensive income							$2,490

Balance at March 31, 2007	160,000	$1,600	$5,220,855	$(733,607)	$(18,961)	$4,469,887

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying consolidated balance sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, and the consolidated statements of changes in common stockholder’s equity and comprehensive income (loss) for the three months ended March 31, 2008 and 2007, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in common stockholder’s equity, the consolidated results of operations, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual consolidated financial statements for the year ended December 31, 2007. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Note 2: New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for years beginning January 1, 2008. The Company has not elected to exercise the fair value irrevocable option. Therefore, the adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2 which allows a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities (such as intangible assets, property, plant and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment). The Company elected to use this deferral option and accordingly, only partially adopted SFAS 157 on January 1, 2008. SFAS 157 will be adopted for the Company’s nonfinancial assets and liabilities valued on a non-recurring basis on January 1, 2009.

On January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, and nonfinancial assets and liabilities with recurring measurements. The Company’s assets and liabilities measured at fair value on a recurring basis during the period were cash and cash equivalents, restricted funds and short-term debt. These assets and liabilities were measured at fair value on the balance sheet date using quoted prices in active markets (level 1 inputs, as defined by SFAS 157). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material effect on the Company’s results of operations, financial position or cash flows. The Company will be required to measure the assets of its defined benefit pension and other post retirement welfare plans pursuant to SFAS 157 at the next measurement date, which will be December 31, 2008.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 3: Goodwill

In April of 2008, as a result of the pricing of the Company’s initial public offering (“IPO”) (See Note 13), management determined that an interim triggering event occurred and that it was appropriate to update its valuation analysis before the next scheduled annual test.

Based on this assessment, the Company performed an interim impairment test as of March 31, 2008. The Company concluded that the carrying value of its goodwill was impaired as a result of the current market price and trading levels of its common stock. The Company believes the offering price was indicative of the value of the Company at March 31, 2008 and accordingly, based on those factors, the Company recorded an impairment charge to goodwill related to its Regulated Businesses of $750,000. The Company has reflected the tax effect of the impairment as a discrete item for purposes of calculating its tax provision as the charge is considered an infrequently occurring or unusual item. The impairment charge was primarily due to the market price of the Company’s common stock (both the IPO price and the market price during subsequent trading) being less than what was anticipated during the Company’s 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased market interest rates).

In developing the estimated fair value of the Company’s reporting units, significant judgment was required. The Company determined the estimated fair value of the reporting units utilizing a methodology consistent with its 2007 annual test. Whenever possible, market information including the initial public offering price of the Company’s common stock and subsequent trading price was used to update the Company’s assumptions. The methodology utilized a combination of the trading price of the Company’s common stock, an estimated control premium, trading price market multiples of peer companies (regulated water utilities) and the Company’s discounted cash flow analysis based on the Company’s five-year business plan, each of which has differing weights. The majority of the weighting is applied to the traded price as this represents the market objective evidence of fair value with minimal weight applied to the discounted cash flow analysis.

The following table summarizes the changes in the Company’s goodwill by reporting unit:

	Regulated Unit	Non-regulated Units	Consolidated
Balance at December 31, 2007	$2,327,270	$129,682	$2,456,952
Impairment	(750,000)	—	(750,000)

Balance at March 31, 2008	$1,577,270	$129,682	$1,706,952

The Company may be required to recognize additional impairments in the future, depending on, among other factors, a decline over a period of time in the valuation multiples of comparable water utilities, a decline over a period of time of the Company’s stock price or the lack of appreciation of the Company’s stock price to a level consistent with peer companies or increases in equity value. A decline in the forecasted results in the Company’s business plan, such as changes in rate case results or capital investment budgets or changes in the Company’s interest rates may also result in an incremental impairment charge.

As a result of the impairment RWE transferred $245,000 to the Company on May 13, 2008. This cash will be used to reduce debt.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 4: Long-Term Debt

The Company primarily incurs long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt at March 31, 2008 and December 31, 2007 were:

	Rate	Maturity Date	March 31, 2008	December 31, 2007
Long-term debt of American Water Capital Corp. (“AWCC”)
Private activity bonds and government funded debt
Floating rate (a)	2.55%-3.20%	2018-2032	$86,860	$86,860
Senior notes
Fixed rate	5.39%-6.87%	2011-2037	2,684,000	2,712,000

Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0%-6.88%	2009-2038	941,439	942,941
Floating rate (b)	2.40%-10.00%	2015-2032	178,145	178,145
Mortgage bonds
Fixed rate	6.31%-9.71%	2008-2034	725,300	731,340
Senior debt
Fixed rate	5.60%-9.10%	2008-2025	45,386	45,473
Mandatory redeemable preferred stock	4.60%-9.75%	2013-2036	24,644	24,644
Notes payable and other (c)	5.76%-11.77%	2008-2026	3,156	3,442

Long-term debt			4,688,930	4,724,845

Unamortized debt discount, net (d)			67,869	70,743

Total long-term debt			$4,756,799	$4,795,588

(a)	Tax-exempt bonds which are remarketed as money market bonds for periods up to 270 days (1 to 119 days during 2008 and 1 to 127 days during 2007). These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption.
(b)	$169,585 of the total represents tax-exempt bonds which are sold at auction rates that are reset every 7 to 35 days. These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. (See Note 13) The remaining $8,560 represents tax-exempt bonds remarketed as money market bonds. See (a) above.
(c)	Includes capital lease obligations of $1,946 and $1,982 at March 31, 2008 and December 31, 2007, respectively.
(d)	Includes fair value adjustments from acquisition purchase accounting.

The following debt was retired through optional redemption or payment at maturity during 2008:

Company	Type	Interest Rate	Maturity	Amount
Long-term debt
American Water Capital Corp.	Senior notes - fixed rate	6.87%	2011	$28,000
Other subsidiaries		0%-9.87%	2008-2034	7,879

Total retirements & redemptions				$35,879

Gains from early extinguishment of debt included in Interest, net amounted to $0 and $7,064 at March 31, 2008 and 2007, respectively.

Interest, net includes interest income of approximately $1,658 and $1,821 at March 31, 2008 and 2007, respectively.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 5: Short-Term Debt

The components of short-term debt are as follows:

	March 31, 2008	December 31, 2007
Commercial paper, net of $381 and $680 discount	$338,619	$169,267
Book overdraft	23,081	42,198
Other short-term debt	6,437	9,049

Total short-term debt	$368,137	$220,514

Note 6: Income Taxes

The Company’s estimated annual effective tax rate for the three months ended March 31, 2008 is 39.1% compared to 41.1%, excluding various discrete items, for the three months ended March 31, 2007. The change is primarily attributable to the favorable impact of tax permanent income and expense items in 2008 as compared to 2007. The Company recorded an effective rate for the first quarter 2008 of (0.6%) which reflects the tax effect of the goodwill impairment as a discrete item as the Company considers this charge an infrequently occurring or unusual event.

Note 7: Employee Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended March 31,
	2008	2007
Components of net periodic pension benefit cost
Service cost	$6,551	$6,403
Interest cost	14,549	13,322
Expected return on plan assets	(12,925)	(11,763)
Amortization of:
Prior service cost	45	32
Actuarial loss	1	66

Periodic pension benefit cost	8,221	8,060

Special termination pension benefit charge	—	93

Net periodic pension benefit cost	$8,221	$8,153

	Three Months Ended March 31,
	2008	2007
Components of net periodic other postretirement benefit cost
Service cost	$3,106	$3,171
Interest cost	7,049	6,346
Expected return on plan assets	(5,751)	(5,266)
Amortization of:
Transition obligation	43	43
Prior service credit	203	(295)
Actuarial loss	(295)	—

Net periodic other postretirement benefit cost	$4,355	$3,999

The Company contributed $23,000 to its defined benefit pension plan in the first three months of 2008 and expects to contribute $53,000 during the balance of 2008. In addition, the Company contributed $6,838 for the funding of its other postretirement plans in the first three months of 2008 and expects to contribute $20,514 during the balance of 2008.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 8: Contingencies

OMI/Thames Water Stockton, Inc. (“OMI/TW”) is a 50/50 joint venture between a subsidiary of the Company and Operations Management International, Inc. (“OMI”). In February 2003, OMI/TW and the City of Stockton California (the “City”) entered into a 20-year service contract for capital improvements and management services of water, wastewater and storm water utilities. By mutual agreement, OMI/TW and the City of Stockton terminated the contract effective February 29, 2008 (the “Termination Date”). Upon termination, responsibility for management and operation of the system was returned to the City. OMI/TW has agreed to provide a limited twelve month warranty relating to certain components of the facilities that OMI/TW constructed (the “WW39 Plant”), committed to pay for certain employee transition costs and assumed financial responsibility for regulatory fines levied through the Termination Date, if any, resulting from OMI/TW’s failure to comply with applicable National Pollutant Discharge Elimination System permit requirements and/or design defects in the WW39 Plant. Also, during 2007, the California State Water Resources Control Board issued a notice of violation and a corresponding Settlement Communication related to a discharge into an adjacent river. OMI/TW is responsible for any fines that may result from the Settlement Communication. Given the uncertainties related to resolving the remaining issues described above, the Company has a loss reserve of approximately $4,000 at March 31, 2008 and December 31, 2007.

In 2007, the Company, through a subsidiary and an indirect 50% owned joint venture, completed construction of two water filtration plants for total construction costs of approximately $229,000 and $32,000, respectively. As part of the general contractual terms of the construction contracts, the Company provides a one-year construction warranty period. As of March 31, 2008, no claims have been made related to these warranties.

The Company is also routinely involved in condemnation proceedings and legal actions incident to the normal conduct of its business. At March 31, 2008, the Company had accrued approximately $5,000 as probable losses and it is reasonably possible that additional losses could range up to $31,000 for these matters. For certain matters, the Company is unable to estimate any possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Note 9: Guarantees

A subsidiary holds a 50% interest in American Water-Pridesa LLC (“AW-Pridesa”), a Delaware limited liability company. Acciona Agua Corporation also holds a 50% interest. AW-Pridesa has contracted with Tampa Bay Water (“Tampa Bay”), an interlocal governmental agency of the State of Florida, to remedy and operate the Tampa Bay Seawater Desalination Plant. The Company entered into a guarantee with Tampa Bay in November 2004 for the full and prompt performance of certain contractual obligations limited to a total aggregate liability of $35,000. Contractual obligations call for certain construction activities and management services to be completed satisfactorily. AW-Pridesa took over operation of the plant in January 2005. At December 31, 2007, the plant was fully operational and successful performance testing of the construction activities had been completed.

The Company provides financial guarantees or deposits to ensure performance of certain of its obligations on its non-regulated military agreements and Operations & Maintenance agreements. These guarantees and deposits totaled $474,727 and $475,278 at March 31, 2008 and December 31, 2007, respectively.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection and as such the Company periodically becomes subject to environmental claims in the normal course of business. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to approximately $11,000 at March 31, 2008 and December 31, 2007. At March 31, 2008, $10,100 of the reserve relates to a conservation agreement entered

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates.

Note 11: Stockholder’s Equity and Net Income (Loss) per Common Share

Basic net income (loss) per common share, income (loss) from continuing operations per common share and income (loss) from discontinued operations, net of tax per common share are based on the weighted average number of common shares outstanding. Diluted net income (loss) per common share, income (loss) from continuing operations per common share and income (loss) from discontinued operations, net of tax per common share are based on the weighted average number of common shares outstanding and potentially dilutive shares. The Company had no potentially dilutive shares at March 31, 2008 or December 31, 2007. All common shares at March 31, 2008 and December 31, 2007 were held by a wholly-owned subsidiary of RWE. (See Note 13)

Effective the first quarter of 2008, the Company’s Board of Directors’ authorized 50,000 shares of par value $0.01 per share preferred stock. As of March 31, 2008 there are no shares outstanding.

Note 12: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as the Regulated Businesses and Non-regulated Businesses segments.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended March 31, 2008
	Regulated	Non-regulated	Other	Consolidated
Net operating revenues	$449,534	$61,172	$(3,891)	$506,815
Depreciation and amortization	60,292	1,408	2,216	63,916
Impairment charges	—	—	750,000	750,000
Total operating expenses, net	378,215	57,525	741,433	1,177,173
Adjusted EBIT (1)	71,900	4,582
Total assets	10,238,503	269,265	1,760,236	12,268,004
Capital expenditures	187,655	782	—	188,437

	As of or for the Three Months Ended March 31, 2007
	Regulated	Non-regulated	Other	Consolidated
Net operating revenues	$419,276	$53,301	$(4,033)	$468,544
Depreciation and amortization	61,571	2,653	403	64,627
Impairment charges	—	—	—	—
Total operating expenses, net	351,191	50,771	(6,736)	395,226
Adjusted EBIT (1)	69,114	3,701
Total assets	9,549,539	284,419	3,290,563	13,124,521
Capital expenditures	165,146	969	—	166,115

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

The following table reconciles Adjusted EBIT, as defined by the Company, to (loss) income from continuing operations before income taxes:

	For the Three Months Ended March 31, 2008
	Regulated	Non-regulated	Total Segments
Adjusted EBIT	$71,900	$4,582	$76,482
Add:
Allowance for other funds used during construction	2,541	—	2,541
Allowance for borrowed funds used during construction	1,368	—	1,368
Less:
Interest, net	(56,736)	636	(56,100)
Preferred dividends of subsidiaries	(56)	—	(56)
Amortization of debt expense	(1,318)	—	(1,318)

Segments’ income from continuing operations before income taxes	$17,699	$5,218	22,917
Impairment charges			(750,000)
Interest, net			(13,868)
Other			4,365

Loss from continuing operations before income taxes			$(736,586)

	For the Three Months Ended March 31, 2007
	Regulated	Non-regulated	Total Segments
Adjusted EBIT	$69,114	$3,701	$72,815
Add:
Allowance for other funds used during construction	1,658	—	1,658
Allowance for borrowed funds used during construction	1,093	—	1,093
Less:
Interest, net	(54,390)	(3,096)	(57,486)
Preferred dividends of subsidiaries	(56)	—	(56)
Amortization of debt expense	(1,219)	—	(1,219)

Segments’ income from continuing operations before income taxes	$16,200	$605	16,805
Interest, net			(14,721)
Other			2,075

Income from continuing operations before income taxes			$4,159

Note 13: Subsequent Events

On April 28, 2008, the Company completed the initial public offering of its common stock (“IPO”). RWE Aqua Holdings GmbH, the Company’s selling stockholder, sold 58,000 shares of its common stock at a price of $21.50 per share. The selling stockholder granted the underwriters a 30 day option to purchase up to an additional 8,700 shares of the Company’s stock at a price of $21.50. The Company did not receive any proceeds from the sale of shares. Prior to the IPO, the Company was a wholly-owned subsidiary of RWE. After the IPO, and assuming no exercise of the underwriters’ option, RWE owns approximately 64% of the Company’s common shares (or approximately 58% if the underwriters’ option to purchase additional shares is exercised in full).

On April 22, 2008, RWE contributed 90 shares of the Company’s common stock to the Company and the Company granted 90 restricted stock awards, 269 restricted stock units and 2,078 unvested stock options. The awards were issued to the Company’s employees and certain non-employee directors under its 2007 Omnibus Equity Compensation Plan.

In April and May 2008, the Company redeemed $144,725 of long-term auction rate debt of subsidiaries with interest rates ranging from 6.48% to 10.00% and maturities ranging from 2021 to 2032. These redemptions were financed through the issuance of additional commercial paper.

In May 2008, AWCC plans to issue in private placements additional senior notes in the principal amounts of $110,000 at 6.25% due in 2018 and $90,000 at 6.55% due in 2023. The Company intends to use the proceeds to repay outstanding short-term indebtedness of AWCC.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

On May 12, 2008, the Company commenced an offer to exchange $750,000 principal amount of its 6.085% Senior Notes due in 2017 and $750,000 principal amount of its 6.593% Senior Notes due in 2037 which are both registered under the Securities Act of 1933 (the “Exchange Notes”) for all $750,000 of its currently outstanding 6.085% Senior Notes due in 2017 and all $750,000 of its currently outstanding 6.593% Senior Notes due in 2037, which have not been registered under the Securities Act of 1933 (the “Original Notes”). The Company will not receive any proceeds from the exchange offer, nor will the Company’s debt level change as a result of the exchange offer. The terms of the Exchange Notes and the Original Notes are substantially identical in material respects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Form 424(b)(4) prospectus filed April 24, 2008 with the Securities and Exchange Commission, as well as in Item IA of Part II of this Quarterly Report. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. The businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. We report these results in our Regulated Businesses segment. We also provide services that are not subject to regulation by the state commissions. We report these results in our Non-regulated Businesses segment. For further description of our businesses see the “Business” section found in our Form 424(b)(4) prospectus filed on April 24, 2008 with the Securities and Exchange Commission.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus filed with the SEC on April 24, 2008 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 424(b)(4) prospectus filed with the Securities and Exchange Commission on April 24, 2008.

OVERVIEW

Financial Results. American Water had net loss of $732.5 million for the first quarter of 2008, compared to net income of $2.7 million for the first quarter of 2007. Loss from continuing operations was $732.5 million for the first quarter of 2008, compared to income from continuing operations of $2.4 million for the first quarter of 2007. Revenues for the first quarter of 2008 increased by $38.3 million compared to the same period in the prior year primarily due to increased revenues in our Regulated Businesses of $30.3 million which is largely attributable to rate increases and higher revenues in our Non-regulated Businesses of $7.9 million. Offsetting the increased revenues were $781.9 million higher operating expenses for the three months ended March 31, 2008. These expenses primarily resulted from the impairment charge of $750.0 million which is discussed below, increased expenses in our Regulated Businesses of $27.0 million in first quarter of 2008 compared to 2007, mainly driven by higher employee related costs due to an increase in the number of employees, as well as higher wages and benefits and increased operating expenses in our Non-regulated Businesses of $6.8 million which corresponds with their increased revenues.

Other items affecting income from continuing operations for the three months ended March 31, 2008 as compared to the same period in the prior year include lower interest expense of $2.2 million, as a result of the repayment of outstanding debt, and lower income tax expense of $5.8 million.

Financing Activities. During the three months ended March 31, 2008, we met our capital resource requirements primarily with internally generated cash as well as funds from external sources, primarily commercial paper.

Regulatory Developments. In the first three months of 2008 we received authorizations for additional annualized revenues from general rate cases of $26.0 million, assuming constant sales volumes. As of March 31, 2008 we were awaiting final orders for one general rate case that was filed in 2006, requesting $7.0 million in total additional annual revenues and five general cases that were filed in 2007, requesting $58.2 million in total additional annual revenues. We filed general rate cases in five additional states in the first quarter of 2008 that would provide $231.1 million of additional revenues, if approved as filed. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted.

Initial Public Offering. On April 28, 2008, the Company completed its initial public offering (“IPO”). RWE Aqua Holdings GmbH, the Company’s selling stockholder, sold 58.0 million shares of the Company’s common stock at a price of $21.50 per share. The selling stockholder granted the underwriters a 30 day option to purchase up to an additional 8.7 million shares of the Company’s stock at a price of $21.50. The Company did not receive any proceeds from the sale of shares. Prior to the IPO, the Company was a wholly-owned subsidiary of RWE. After the IPO, and assuming no exercise of the underwriters’ option, RWE owns approximately 64% of the Company’s common shares (or approximately 58% if the underwriters’ option to purchase additional shares is exercised in full).

On April 22, 2008, RWE contributed approximately 89.9 thousand shares of the Company’s common stock to the Company and the Company granted approximately 89.9 thousand restricted stock awards, 269.3 thousand restricted stock units and 2.1 million unvested stock options. The awards were issued to the Company’s employees and certain non-employee directors under our 2007 Omnibus Equity Compensation Plan.

Impairment Charge. As previously disclosed in our free writing and final prospectuses, filed April 22, 2008 and April 24, 2008, respectively, the Company determined that it was reasonably likely based in large part on an initial public offering price of our common stock of $21.50, that the current carrying value of our goodwill which the Company recorded as a result of the 2003 acquisition of American Water by RWE and acquisition of E’Town Corporation in 2001, was impaired. At the time the Company’s initial public offering price of $21.50 was established, we were unable to determine if there was any goodwill impairment or to provide a reliable estimate of the amount of any goodwill impairment, if any.

In light of the initial public offering price and trading levels in our stock since the date of IPO, we performed an interim impairment test and on May 9, 2008, we concluded that the current carrying value of our goodwill was impaired as a result of the current market price and trading levels of our common stock. We believe the offering price was indicative of the value of the Company at March 31, 2008 and accordingly, based on those factors, we recorded an impairment charge to goodwill related to our Regulated Businesses of $750.0 million in our financial statements as of and for the fiscal quarter ended March 31, 2008. The impairment charge was primarily due to the market price of our common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment was a decline in the fair value of our debt (due to increased market interest rates).

In developing our estimated fair value of the Company’s reporting units, significant judgment was required. We determined the estimated fair value of the reporting units utilizing a methodology consistent with its 2007 annual test. Whenever possible, market information including the initial public offering price of the Company’s common stock and subsequent trading price was used to update our modeling assumptions. Our methodology utilized a combination of the trading price of the Company’s common stock, an estimated control premium, trading price market multiples of peer companies (regulated water utilities) and the Company’s discounted cash flow analysis based on our five-year business plan were used, each of which has differing weights. The majority of the weighting is applied to the traded price as this represents the market objective evidence of fair value with minimal weight applied to the discounted cash flow analysis.

We may be required to recognize additional impairments in the future, depending on, among other factors, a decline over a period of time in valuation multiples of comparable water utilities, a decline over a period of time of the Company’s stock price or the lack of appreciation of the Company’s stock price to a level consistent with peer companies or increases in equity value. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, may also result in an incremental impairment charge. Further recognition of impairments of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material and could make it more difficult for us to secure financing on attractive terms and maintain compliance with our debt covenants.

As a result of the impairment, RWE transferred $245.0 million on May 13, 2008. This cash will be used to reduce debt.

Results of Operations

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

	For the three months ended March 31,		Favorable (Unfavorable)
(Dollars in thousands)	2008	2007	Change
	(unaudited)	(unaudited)
Operating revenues	$506,815	$468,544	$38,271

Operating expenses
Operation and maintenance	311,261	282,613	(28,648)
Depreciation and amortization	63,916	64,627	711
General taxes	52,066	47,880	(4,186)
(Gain) loss on sale of assets	(70)	106	176
Impairment charge	750,000	—	(750,000)

Total operating expenses, net	1,177,173	395,226	(781,947)

Operating (loss) income	(670,358)	73,318	(743,676)

Other income (deductions)
Interest, net	(69,968)	(72,207)	2,239

Allowance for other funds used during construction	2,541	1,658	883

Allowance for borrowed funds used during construction	1,368	1,093	275

Amortization of debt expense	(1,318)	(1,219)	(99)

Preferred dividends of subsidiaries	(56)	(56)	—
Other, net	1,205	1,572	(367)

Total other income (deductions)	(66,228)	(69,159)	2,931

Income (loss) from continuing operations before income taxes	(736,586)	4,159	(740,745)
Provision for income taxes	(4,102)	1,730	5,832

Income (loss) from continuing operations	(732,484)	2,429	(734,913)
Income (loss) from discontinued operations, net of tax	—	256	(256)

Net income (loss)	$(732,484)	$2,685	$(735,169)

The following table summarizes certain financial information for our Regulated and Non-regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the three months ended March 31,
	2008		2007
	Regulated Businesses	Non- regulated Businesses	Regulated Businesses	Non- regulated Businesses
	(In thousands)
Operating revenues	$449,534	$61,172	$419,276	$53,301
Adjusted EBIT[1]	$71,900	$4,582	$69,114	$3,701

(1)

Adjusted EBIT is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. As such, our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. The table below details the annualized revenues (assuming constant sales volumes) resulting from rate authorizations, including infrastructure charges, which were granted and became effective in 2008.

Annualized Rate Increases Granted (*)
(In millions)
State
New York	$4.6
Iowa	4.3
Arizona	2.4
West Virginia	14.5
Illinois	1.1
Other	0.2

Total	$27.1

(*)	Includes infrastructure charges

Operating revenues increased by $38.3 million, or 8.2% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Regulated Businesses revenues increased by $30.3 million, or 7.2% for the three months ended March 31, 2008 compared to the same period in the prior year. The Non-regulated Businesses’ revenues for the three months ended March 31, 2008 increased by $7.9 million, or 14.8% compared to the three months ended March 31, 2007.

The increase in the Regulated Businesses revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to rate increases obtained through general rate cases in New Jersey, Pennsylvania, Missouri and Indiana (which were granted and became effective in 2007) as well as other states totaling approximately $33.0 million. This increase was offset by a $4.7 million decrease in revenues related to customer consumption, mainly in our states in the Western region of the United States, for the three months ended March 31, 2008 compared to the same period in the prior year.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the three months ended March 31,
	Operating Revenues		Water Sales Volume
Customer Class	2008	2007	2008	2007
Water service:
Residential	57.2%	57.4%	51.7%	52.0%
Commercial	18.4%	18.8%	21.8%	21.7%
Industrial	5.3%	5.3%	10.9%	11.4%
Public and other	12.9%	12.9%	15.6%	14.9%
Other water revenues	2.0%	1.2%	—	—

Total water revenues	95.8%	95.6%	100.0%	100.0%

Wastewater service	4.2%	4.4%

	100.0%	100.0%

Water Services - Water service operating revenues from residential customers for the three months ended March 31, 2008 totaled $257.2 million, a $16.6 million increase, or 6.9%, over the same period of 2007, mainly due to rate increases offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 2.4% for the three months ended March 31, 2008 to 45.2 billion gallons, from 46.3 billion gallons for the same period in 2007, largely as a result of wetter weather conditions in California.

Water service operating revenues from commercial water customers for the three months ended March 31, 2008 increased by $4.2 million, or 5.4%, to $82.9 million mainly due to rate increases offset by decreases in sales volume compared to the same period in 2007. The volume of water sold to commercial customers decreased by 3.1% for the three months ended March 31, 2008, to 18.9 billion gallons, from 19.5 billion gallons for the three months ended March 31, 2007.

Water service operating revenues from industrial customers totaled $23.8 million for the three months ended March 31, 2008, an increase of $1.5 million, or 6.7%, over those recorded for the same period of 2007 mainly due to rate increases and increased sales volume. The volume of water sold to industrial customers totaled 9.9 billion gallons in the three months ended March 31, 2008, an increase of 1.0% over the 9.8 billion gallons for the three months ended March 31, 2007.

Water service operating revenues from public and other customers increased $3.8 million, or 7.0%, for the three months ended March 31, 2008 to $57.8 million from $54.1 million for the three months ended March 31, 2007 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $25.7 million for the three months ended March 31, 2008, an increase of $1.1 million over the same period of 2007. Revenues generated by sales to governmental entities and resale customers for the three months ended March 31, 2008 totaled $32.2 million, an increase of $2.7 million from the three months ended March 31, 2007.

Wastewater services - Our subsidiaries provide wastewater services in 11 states. Revenues from these services increased by $0.2 million, or 1.1%, to $18.8 million for the three months ended March 31, 2008, from $18.6 million for the same period of 2007. The increase was attributable to increases in rates charged to customers in states where we have wastewater operations (principally Arizona, Hawaii, and New Jersey).

Non-regulated Businesses operating revenues increased by $7.9 million, or 14.8% for the three months ended March 31, 2008 compared to the same period in 2007. The net increase was primarily attributable to higher revenues of $8.7 million in our Contract Operations Group and $1.7 million in our Homeowner Services Group, partially offset by decreased revenues of $3.0 million in our Applied Water Group. The increase in Contract Operations Group revenues was primarily due to both new contracts and incremental revenues associated with design and build contracts, as well as increased military project revenues. The increase from our Homeowner Service Group represented expansion into new geographic markets. Applied Water Group revenues were lower due to the decline in design and build activity resulting from the downturn in new home construction.

Operation and maintenance. Operation and maintenance expense increased $28.6 million, or 10.1%, for the three months ended March 31, 2008 compared to the same period in the prior year.

Operation and maintenance expenses for the three months ended March 31, 2008 and 2007, by major expense category, were as follows:

	For the three months ended March 31,
	2008	2007
	(In thousands)
Production costs	$64,228	$61,144
Employee-related costs	126,833	109,767
Operating supplies and services	69,495	63,809
Maintenance materials and services	34,947	30,149
Customer billing and accounting	7,410	8,269
Other	8,348	9,475

Total	$311,261	$282,613

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $3.1 million, or 5.0%, for the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily the result of increased costs in our Regulated Businesses of $2.7 million. Fuel and power costs were higher by $1.6 million which can be attributed to increases in electricity prices. Chemical costs also increased by $0.5 million primarily due to rising chemical costs and waste disposal costs were also higher by $0.6 million.

Employee-related costs including wage and salary, group insurance, and pension expense increased $17.1 million or 15.5%, for the three months ended March 31, 2008 compared to the same period in the prior year. These costs represented 40.7% and 38.8% of operation and maintenance expenses for the three months ended March 31, 2008 and 2007, respectively. The increase was due to higher wage and salary expenses of $10.2 million and $2.2 million in our Regulated and Non-regulated Businesses, respectively, primarily resulting from an increase in the number of employees and wage rate increases. In addition, our Regulated Businesses’ pension expense increased by 33.9% for the three months ended March 31, 2008 compared to the same period in the prior year. Pension expense in excess of the amount contributed to the pension plans is deferred by certain of our regulated subsidiaries pending future recovery in rates as contributions are made to the plans. Although our pension expense in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (SFAS 87) remained relatively unchanged, pension expense increased for the three months ended March 31, 2008 due to increased contributions in certain of our regulated operating companies whose costs are recovered based on the Company’s funding, rather than the SFAS 87 expense.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the three months ended March 31, 2008, these costs increased by $5.7 million or 8.9%, compared to the same period in 2007. Factors contributing to this increase include an overall increase in general office costs of $1.0 million mainly due to inflation, higher legal costs of $0.7 million in one of our operating companies in the Midwest region of the United States due to eminent domain proceedings, increased materials and supplies of $0.5 million and higher fuel and other transportation costs of $0.5 million. Partially offsetting these increases was a decrease of $1.8 million in remediation costs in connection with the Sarbanes-Oxley Act. Corresponding with the increase in revenues, the Non-regulated Businesses operating supplies and service expenses increased by $2.7 million for the three months ended March 31, 2008 compared to the same period in the prior year. The increase is mainly attributable to additional expense in the Contract Operations group associated with several operating contracts (including a design, build and operate project in Fillmore, California), partially offset by lower contracted services costs in the Applied Water Management Group due to the downturn in new home construction.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $4.8 million or by 15.9%, for the three months ended March 31, 2008 compared to the same period in the prior year. Regulated Businesses’ maintenance materials and service costs increased by $4.4 million in the first quarter of 2008 due to costs of $2.8 million associated with a project in Illinois to maintain valves and higher cost of removal expenses in certain of our operating companies. These increases were offset by lower main break costs in 2008 compared to higher than normal main breaks in a number of our operating companies due to winter weather conditions in the first quarter of 2007.

Customer billing and accounting expenses decreased by $0.9 million or 10.4%, for the three months ended March 31, 2008 compared to the same period in the prior year. The decrease was the result of lower uncollectible accounts expense by our regulated subsidiaries as a result of an increased focus on collection of past due accounts.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $1.1 million or 11.9%, in 2008 primarily due to decreased insurance costs of $0.7 million for the three months ended March 31, 2008 due to more favorable claims experience compared to the three months ended March 31, 2007, as well as decreased regulatory expenses of $0.4 million.

Depreciation and amortization. Depreciation and amortization expense decreased by $0.7 million, or 1.1%, for the three months ended March 31, 2008 compared to the same period in the prior year. This decrease was primarily due to depreciation rate adjustments, particularly in our Pennsylvania subsidiary offset by increased expense due to additional utility plant placed in service.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $4.2 million, or 8.7%, in the first quarter of 2008 compared to the first quarter of 2007. This increase is primarily due to increased gross receipts taxes of $1.9 million in New Jersey and higher property taxes expense in Ohio of $1.4 million.

(Gain) loss on sale of assets. Our gain on sale of assets was $0.1 million for the three months ended March 31, 2008 compared to a loss of $0.1 million for the three months ended March 31, 2007 due to non-recurring sales of assets not needed in our utility operations.

Impairment charge. Our impairment charge was $750.0 million for the three months ended March 31, 2008. The first quarter 2008 impairment charge was primarily due to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased interest rates). There was no impairment charge for the three months ended March 31, 2007.

Other income (deductions). Interest, the primary component of our other income (deductions), decreased by $2.2 million, or 3.1% for the three months ended March 31, 2008 compared to the same period in the prior year. The decline is primarily due to the repayment of outstanding debt with the 2007 equity contributions from RWE that were made to establish a capital structure that is consistent with other regulated utilities and also to meet the capital structure expectations of various state regulatory commissions.

Provision for income taxes. Our consolidated provision for income taxes decreased $5.8 million or 337.1%, to a tax benefit of $4.1 million for the three months ended March 31, 2008 from a tax expense of $1.7 million for the three months ended March 31, 2007. The Company recorded an effective tax rate for the first quarter 2008 of (0.6%) which reflects the tax effect of the goodwill impairment as a discrete item as we consider this charge an infrequently occurring or unusual event.

Net income (loss). Net income decreased $735.2 million, to a net loss of $(732.5) million for the three months ended March 31, 2008 from net income of $2.7 million for the three months ended March 31, 2007. The decrease is the result of the aforementioned changes.

Liquidity and Capital Resources

Our business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary we obtain funds from external sources in the capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facilities with aggregate bank commitments of $810.0 million that we currently utilize to support our commercial paper programs and to issue letters of credit. See the “Credit Facilities and Short-Term Debt” section below for further discussion.

In addition, our regulated utility subsidiaries receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods, which vary according to state regulations, as new customers begin to receive service or other contractual obligations are fulfilled. Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, we depreciate contributed property and amortize contributions at the composite rate of the related property. Some of our subsidiaries do not depreciate contributed property, based on regulatory guidelines.

We use capital resources, including cash, to fund capital requirements, including construction expenditures, pay off maturing debt, pay dividends, fund pension and postretirement welfare obligations and invest in new and existing businesses. We spend a significant amount of cash on construction projects that have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position at March 31, 2008.

We expect to fund future maturities of long-term debt through a combination of external debt and cash flow from operations. We have no plans to reduce debt significantly.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and due to the seasonality of operations are weighted toward the third quarter of each fiscal year. Our future cash flows from operating activities will be affected by changes in the rate regulatory environments; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining per customer usage of water; and weather and seasonality. Cash flows from operating activities for the three months ended March 31, 2008 were $85.4 million compared to $54.2 million for the three months ended March 31, 2007.

The following table provides a summary of the major items affecting our cash flows from operating activities for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31,
	2008	2007
	( In thousands)
Net income (loss)	$(732,484)	$2,685
Add (subtract):
Non-cash operating activities (1)	826,569	81,890
Changes in working capital (2)	21,144	(4,911)
Pension and postretirement healthcare contributions	(29,838)	(25,453)

Net cash flows provided by operations	$85,391	$54,211

(1)	Includes depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, and other non-cash items, net less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable (including federal income), other current assets, accounts payable, taxes accrued (including federal income), interest accrued and other current liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2008 and 2007 were $187.7 million and $165.2 million, respectively. Construction expenditures increased $22.3 million to $188.4 million for the three months ended March 31, 2008 from $166.1 million for the three months ended March 31, 2007 as a result of continuing to increase our investment in regulated utility plant projects. Construction expenditures for the periods noted above included customer advances and contributions for construction (net of refunds) of ($13.7) million and $13.1 million for the three months ended March 31, 2008 and 2007, respectively.

Our construction program consists of both infrastructure renewal programs, where we replace infrastructure, as needed, and construction of facilities to meet new customer growth. Also, an integral aspect of our strategy is to seek growth through tuck-ins and other acquisitions which are complementary to our existing business and support the continued geographical diversification and growth of our operations. Generally, acquisitions will be funded initially with short-term debt and later refinanced with the proceeds from long-term debt or equity offerings.

Included in the 2008 planned construction expenditures is an amount to construct a new water treatment plant on the Kentucky River of approximately $26 million. On April 25, 2008, the Kentucky Public Service Commission approved Kentucky American Water’s application for a certificate of convenience and necessity to construct a 20.0 to 25.0 million gallon per day treatment plant on the Kentucky River and a 30.6 mile pipeline to meet Central Kentucky’s water supply deficit. The Kentucky project is expected to be completed by 2010 with an estimated cost of between $162 million and $168 million.

On December 21, 2007, New Jersey-American Water, our subsidiary, signed an agreement with the City of Trenton, New Jersey to purchase the assets of the city’s water system located in Ewing, Hamilton, Hopewell and Lawrence townships for $100.0 million. The agreement was approved by the Trenton City Council but requires approval by various regulatory agencies, including the New Jersey Board of Public Utilities. We can provide no assurances that the agreement will be approved.

Cash Flows from Financing Activities

Our financing activities include the issuance of long-term and short-term debt, primarily through our wholly-owned financing subsidiary, American Water Capital Corp. (“AWCC”). In addition, we have received capital contributions from RWE and intend to issue equity in the future to maintain an appropriate capital structure, subject to any restrictions in our registration right agreement with RWE. In order to finance new infrastructure, we received customer advances and contributions for construction (net of refunds) of ($13.7) million and $13.1 million for the three months ended March 31, 2008 and 2007, respectively. In connection with the RWE divestiture, we have made and will continue to make significant changes to our capital structure through debt refinancing and equity offerings.

The following long-term debt was retired through optional redemption or payment at maturity during the first quarter of 2008:

Company	Type	Interest Rate	Maturity	Amount (In Thousands)
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries		0%-9.87%	2008-2034	7,879

Total retirements & redemptions				$35,879

In April and May 2008, the Company redeemed $144.7 million of long-term auction rate debt of subsidiaries with interest rates ranging from 6.48 % to 10.00% and maturities ranging from 2021 to 2032. These redemptions were financed through the issuance of additional commercial paper.

In May 2008, AWCC plans to issue in private placements additional Senior Notes in the principal amount of $110.0 million at 6.25% due in 2018 and $90.0 million at 6.55% due in 2023. The Company intends to use the proceeds to repay outstanding short-term indebtedness of AWCC.

On May 12, 2008, the Company commenced an offer to exchange $750,000 principal amount of its 6.085% Senior Notes due in 2017 and $750,000 principal amount of its 6.593% Senior Notes due in 2037 which are both registered under the Securities Act of 1933 (the “Exchange Notes”) for all $750,000 of its currently outstanding 6.085% Senior Notes due in 2017 and all $750,000 of its currently outstanding 6.593% Senior Notes due in 2037, which have not been registered under the Securities Act of 1933 (the “Original Notes”). The Company will not receive any proceeds from the exchange offer, nor will the Company’s debt level change as a result of the exchange offer. The terms of the Exchange Notes and the Original Notes are substantially identical in all material respects.

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheet.

Dividends. There were no dividend payments made for the three months ended March 31, 2008 or 2007. Our board of directors has adopted a dividend policy, effective upon the consummation of the IPO, to distribute to our stockholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Our policy will be to distribute 50% to 70% of our annual net income.

Contributions from RWE. There were no contributions from RWE for the three months ended March 31, 2008. Contributions from RWE were $650.0 million for the three months ended March 31, 2007.

As a result of the impairment charges recorded for the three months ended March 31, 2008, RWE transferred $245.0 million on May 13, 2008. This cash will be used to reduce debt.

Credit Facilities and Short Term Debt

The components of short-term debt were as follows:

March 31,2008 (In Thousands)
Commercial paper	$338,619
Book overdraft	23,081
Other short-term debt	6,437

Total short-term debt	$368,137

Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facilities with aggregate bank commitments of $810.0 million that we currently utilize to support our commercial paper programs and to issue letters of credit.

AWCC has entered into a one-year $10.0 million committed revolving line of credit with PNC Bank, N.A. This line of credit will terminate on December 31, 2008 unless extended and is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of PNC Bank, N.A. or the applicable LIBOR for the term selected plus 25 basis points. As of March 31, 2008, $6.4 million was outstanding under this revolving line of credit.

On September 15, 2006, AWCC entered into an $800.0 million unsecured revolving credit facility syndicated among a group of ten banks. This revolving credit facility, which terminates on September 15, 2012 unless extended, is principally used to support the $700 million commercial paper program at AWCC and to provide up to $150.0 million in letters of credit. AWCC had no loans outstanding under the net $800.0 million unsecured revolving credit facility as of March 31, 2008.

At March 31, 2008, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper.

Letter of Credit Sublimit	Available Capacity	Outstanding Commercial Paper
(In thousands)	(In thousands)	(In thousands)
$ 150,000	$71,219	$338,619

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of March 31, 2008, our ratio was 0.53 and therefore we were in compliance with the ratio.

The average interest rate on commercial paper for the three months ended March 31, 2008 was approximately 4.2%.

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our reporting covenants as of March 31, 2008.

Security Ratings

Our access to the capital markets, including the commercial paper market, and their respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of March 31, 2008:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	A–
Commercial paper	P2	A2

The Standard & Poor’s ratings on American Water and AWCC remain on CreditWatch with negative implications. Moody’s rating outlook for both American Water and AWCC is stable.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating.

None of our borrowings are subject to default or prepayment as a result of a downgrading of securities although such a downgrading could increase fees and interest charges under our credit facilities.

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on our net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the Company’s situation at the time of the demand. If we can reasonably claim that we are willing and financially able to perform our obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient.

Current Credit Market Position

The liquidity crisis that began in 2007 as a result of the collapse of the subprime mortgage market has adversely impacted global credit markets and, if it continues, could increase our cost of capital or impair our ability to access the capital markets.

As of March 31, 2008, the Company had issued $169.6 million of auction rate tax-exempt long-term debt (including $24.9 million of variable rate demand bonds, which are periodically repriced to reflect auction rates) that are insured by AAA-rated insurers Ambac Assurance Corporation and MBIA Insurance Corporation. Due to the exposure that these bond insurers have in connection with recent developments in the subprime credit market, rating agencies have put these insurers on review for possible downgrade. Fitch has lowered the credit rating of Ambac Assurance Corporation from AAA to AA. While these debt instruments are long-term in nature, and only the variable rate demand bonds can be put back to the Company prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. In late February 2008, the Company began to experience failed auctions for a portion of these instruments, which had interest rates of 3.65% to 4.90% as of December 31, 2007. When a failed auction occurs on a series of this debt, the Company is required to begin paying a failed-auction rate on the instruments. The failed auction interest rate for the majority of the auction rate debt is 10%. Payment of the failed-auction rate interest rates will continue until the Company is able to either successfully remarket these instruments through the auction process or refund and refinance the existing debt through the issuance of an equivalent amount of tax exempt bonds. In April and May 2008, the Company redeemed $144.7 million of long-term auction rate debt of subsidiaries with interest rates ranging from 6.48 % to 10.00% and maturities ranging from 2021 to 2032.

At this time, the Company does not believe recent market developments significantly impact its ability to obtain financing and expects to have access to liquidity in the capital markets on favorable terms. In addition, the Company has access to unsecured revolving credit facilities, which are not as dependent upon general market conditions, with aggregate bank commitments of $810 million, of which a portion is currently committed primarily to backstop the Company’s commercial paper program and letters of credit.

Market Risk

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We use a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. As of March 31, 2008 a hypothetical 10% increase in interest rates associated with variable rate debt would result in $1.1 million decrease in our pre-tax earnings. Our risks associated with price increase for chemicals, electricity and other commodities are reduced through long-term contracts and the ability to recover price increases through rates.

Our common stock began trading on the New York Stock Exchange on April 23, 2008. The market price of our common stock may experience fluctuations, many of which are unrelated to our operating performance. In particular, our stock price may be affected by general market movements as well as developments specifically related to the water and wastewater industry. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts and governmental or regulatory actions. This volatility may make it difficult for us to access the capital markets in the future through additional offerings of our common stock, regardless of our financial performance, and such difficulty may preclude us from being able to take advantage of certain business opportunities or meet business obligations.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” in our Form 424(b)(4) prospectus filed on April 24, 2008 with the Securities and Exchange Commission for a discussion of the critical accounting policies.

Recent Accounting Pronouncements

See Part I, Item 1 Financial Statements (Unaudited)- Note 2- New Accounting Pronouncements in this Quarterly Report on Form 10-Q for a discussion of new accounting standards recently adopted or pending adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. For further discussion of market risks see “Market Risk” in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management evaluated the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer.

Based on this evaluation and because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008. Notwithstanding these material weaknesses, management concluded that the financial statements included in this Form 10-Q for the period ended March 31, 2008 fairly present in all material respects their financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. However, from 2003 to April 28, 2008, we were an indirect wholly-owned subsidiary of RWE and, as a privately owned company, were not required to maintain a system of internal control consistent with the requirements of the SEC and the Sarbanes-Oxley Act, or to prepare our own financial statements. As a public reporting company, we will be required, among other things, to maintain a system of effective internal control over financial reporting suitable to prepare our publicly reported financial statements in a timely and accurate manner, and also to evaluate and report on such system of internal control. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2009, which will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.

In connection with the preparation of our consolidated financial statements as of December 31, 2006, we and our independent registered public accountants identified the following material weaknesses in our internal control over financial reporting:

•	Inadequate internal staffing and skills;

•	Inadequate controls over financial reporting processes;

•	Inadequate controls over month-end closing processes, including account reconciliations;

•	Inadequate controls over maintenance of contracts and agreements;

•	Inadequate controls over segregation of duties and restriction of access to key accounting applications; and

•	Inadequate controls over tax accounting and accruals.

Remediation of Material Weaknesses

Since joining the Company in 2006, Donald L. Correll, our Chief Executive Officer, and Ellen C. Wolf, our Chief Financial Officer, have assigned a high priority to the evaluation and remediation of our internal controls, and have taken numerous steps to remediate these material weaknesses and to evaluate and strengthen our other internal controls over financial reporting. Some of the actions taken include:

•	Increasing our internal financial staff numbers and skill levels, and using external resources to

•	supplement our internal staff when necessary;

•	Implementing detailed processes and procedures related to our period end financial closing processes,

•	key accounting applications and our financial reporting processes;

•	Implementing or enhancing systems used in the financial reporting processes and month-end close processes;

•	Conducting extensive training on existing and newly developed processes and procedures as well as explaining to employees Sarbanes-Oxley Act requirements and the value of internal controls;

•	Enhancing our internal audit staff;

•	Hiring a director of internal control and a director of taxes;

•	Implementing a tracking mechanism and new policy and procedure for approval of all contracts and agreements; and

•

Retaining a nationally recognized accounting and auditing firm to assist management in developing policies and procedures surrounding internal controls over financial reporting, to evaluate and test these internal controls and to assist in the remediation of internal control deficiencies.

With respect to the material weaknesses described above, we have initiated a process to clearly delineate our control weaknesses and formulated a remediation plan. We believe that we have made significant progress in remediating several of the identified material weaknesses; however, as our testing procedures have not yet been completed, we can make no assurances as to the success of our remediation efforts. As of March 31, 2008, the Company had incurred $54.9 million to remediate these material weaknesses and to document and test key financial reporting controls. We will need to allocate additional resources to enhance the quality of our staff and to carry out the remediation of these material weaknesses. Based upon our current assessment, we expect to complete the remediation of these material weaknesses during 2008 with an estimated additional cost of approximately $3.4 million. The Company cannot indicate with certainty that the material weaknesses will be remediated or what additional costs may be incurred. The Company needs to initiate additional controls and test the effectiveness of controls prior to concluding controls are effective. As a condition to state Public Utility Commissions’ approval of the RWE Divestiture, we agreed that costs incurred in connection with our initial internal control and remediation initiatives would not be recoverable in rates charged to our customers. Elements of our remediation activities can only be accomplished over time, and our initiatives provide no assurances that they will result in an effective internal control environment. Our board of directors, in coordination with our audit committee, will continually assess the progress and sufficiency of these initiatives and make adjustments, as necessary.

The Company believes the additional control procedures as designed, when implemented, will fully remediate the above material weaknesses.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously reported under “Business – Legal Proceedings” in the Company’s Form 424(b)(4) prospectus filed April 24, 2008.

ITEM 1A.	RISK FACTORS

There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 424(b)(4) prospectus filed April 24, 2008, other than as described below.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets causing us to record impairments that may negatively affect our results of operations.

Our total assets include substantial goodwill. At March 31, 2008, our goodwill totaled $1,707.0 million. The goodwill is associated primarily with the acquisition of American Water by an affiliate of RWE in 2003 and the acquisition of E’Town Corporation in 2001. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. Annual impairment reviews are performed in the fourth quarter and interim reviews are performed when management determines that a triggering event has occurred. We have been required to reflect, as required by SFAS No. 142 and other applicable accounting rules, a non-cash charge to operating results for goodwill impairment in the amounts of $396.3 million, $227.8 million, and $509.3 million for the years ended December 31, 2005, 2006 and 2007, respectively. These amounts include impairments relating to discontinued operations. Also, for the three months ended March 31, 2008 we recorded a goodwill impairment in the amount of $750.0 million.

Our annual goodwill impairment test is conducted during the fourth quarter. We have processes to monitor for interim triggering events. During the third quarter of 2007 management determined that it was appropriate to update its valuation analysis as a result of our debt being placed on review for a possible downgrade and the anticipated sale of a portion of the Company in the IPO. As a result of that update, we recorded an impairment charge to goodwill of our Regulated Businesses in the amount of $243.3 million in the third quarter of 2007. That decline in the value of our goodwill was primarily due to a slightly lower long-term earnings forecast caused by updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery.

When we completed our annual goodwill impairment test for 2007 we determined that an impairment had occurred based upon new information regarding our market value. We incorporated this indicated market value into our valuation methodology and, based on those results, recorded an additional goodwill impairment charge to the Regulated Businesses reporting unit in the amount of $266.0 million during the fourth quarter of 2007.

In April of 2008, we determined that it was probable based in large part on the initial public offering price of our common stock of $21.50, that the current carrying value of our goodwill which the Company recorded as a result of the 2003 acquisition of American Water by RWE and acquisition of E’Town Corporation in 2001 was impaired. At the time the Company’s initial public offering price of $21.50 was established, we were unable to determine if there was any goodwill impairment or to provide a reliable estimate of the amount of goodwill impairment, if any. In light of the initial public offering price and trading levels in our stock since the date of the IPO, we performed an interim impairment test and on May 9, 2008, we concluded that the current carrying value of our goodwill was impaired as a result of the current market price and trading levels of our common stock. We believe the offering price was indicative of the value of the Company at March 31, 2008 and accordingly, based on those factors, recorded an impairment charge to goodwill related to our Regulated Businesses in the amount of $750.0 million in our financial statements as of and for the fiscal quarter ended March 31, 2008. The impairment charge was primarily due to the market price of our common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment was a decline in the fair value of our debt (due to increased market interest rates).

We may be required to recognize additional impairments in the future, depending on, among other factors, a decline over a period of time in valuation multiples of comparable water utilities, a decline over a period of time of the Company’s stock price or the lack of appreciation of the Company’s stock price to a level consistent with peer companies or increases in equity value. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, may also result in an incremental impairment charge. Further recognition of impairments of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material and could make it more difficult for us to secure financing on attractive terms and maintain compliance with our debt covenants.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.1	Employment Agreement between Donald L. Correll and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.2	Employment Agreement between Ellen C. Wolf and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.3	2008 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed April 15, 2008).

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Water Works Company, Inc.
(Registrant)

May 14, 2007	/s/ Donald L. Correll
(Date)	Donald L. Correll
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2007	/s/ Ellen C. Wolf
(Date)	Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

3.2

Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.1

Employment Agreement between Donald L. Correll and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.2

Employment Agreement between Ellen C. Wolf and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.3

2008 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed April 15, 2008).

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.