Form 10-Q
period 2008-06-30
American Water Works Company, Inc.
filed 2008-08-12
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2008
Common Stock, $0.01 par value per share	159,960,765 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $2,891,826 at June 30 and $2,776,950 at December 31	$9,497,176	$9,199,909
Nonutility property, net of accumulated depreciation of $75,275 at June 30 and $67,538 at December 31	124,415	118,052

Total property, plant and equipment	9,621,591	9,317,961

Current assets
Cash and cash equivalents	5,914	13,481
Restricted funds	1,874	3,258
Utility customer accounts receivable	158,886	147,640
Allowance for uncollectible accounts	(18,144)	(20,923)
Unbilled utility revenues	141,043	134,326
Non-regulated trade and other receivables, net	62,528	66,540
Federal income taxes receivable	23,908	23,111
Materials and supplies	31,679	27,458
Other	50,984	35,463

Total current assets	458,672	430,354

Regulatory and other long-term assets
Regulatory assets	631,497	628,039
Restricted funds	8,983	10,252
Goodwill	1,706,675	2,456,952
Other	99,264	90,514

Total regulatory and other long-term assets	2,446,419	3,185,757

TOTAL ASSETS	$12,526,682	$12,934,072

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	(Unaudited) June 30, 2008	December 31, 2007
CAPITALIZATION AND LIABILITIES
Capitalization
Common stockholders’ equity	$4,102,902	$4,542,046
Preferred stock without mandatory redemption requirements	4,560	4,568
Long-term debt
Long-term debt	4,696,260	4,674,837
Redeemable preferred stock at redemption value	24,333	24,296

Total capitalization	8,828,055	9,245,747

Current liabilities
Short-term debt	243,418	220,514
Current portion of long-term debt	80,534	96,455
Accounts payable	137,303	168,886
Taxes accrued, including income taxes of $3,546 at June 30 and $8,086 at December 31	58,174	56,002
Interest accrued	53,720	50,867
Other	168,090	181,765

Total current liabilities	741,239	774,489

Regulatory and other long-term liabilities
Advances for construction	656,914	655,375
Deferred income taxes	658,481	638,918
Deferred investment tax credits	34,553	35,361
Regulatory liability-cost of removal	209,963	192,650
Accrued pension expense	260,391	290,722
Accrued postretirement benefit expense	153,975	158,552
Other	116,631	123,871

Total regulatory and other long-term liabilities	2,090,908	2,095,449

Contributions in aid of construction	866,480	818,387
Commitments and contingencies	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$12,526,682	$12,934,072

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues	$589,369	$558,733	$1,096,184	$1,027,277

Operating expenses
Operation and maintenance	330,575	299,385	641,837	581,999
Depreciation and amortization	67,307	68,137	131,223	132,764
General taxes	49,629	45,940	101,694	93,819
Gain on sale of assets	(800)	(6,219)	(870)	(6,113)
Impairment charge	—	—	750,000	—

Total operating expenses, net	446,711	407,243	1,623,884	802,469

Operating income (loss)	142,658	151,490	(527,700)	224,808

Other income (deductions)
Interest, net	(70,066)	(70,763)	(140,034)	(142,970)
Allowance for other funds used during construction	3,387	1,511	5,928	3,169
Allowance for borrowed funds used during construction	1,725	419	3,093	1,512
Amortization of debt expense	(1,441)	(1,178)	(2,759)	(2,397)
Preferred dividends of subsidiaries	(56)	(56)	(113)	(113)
Other, net	(543)	1,210	663	2,783

Total other income (deductions)	(66,994)	(68,857)	(133,222)	(138,016)

Income (loss) from continuing operations before income taxes	75,664	82,633	(660,922)	86,792
Provision for income taxes	30,166	32,648	26,064	34,378

Income (loss) from continuing operations	45,498	49,985	(686,986)	52,414
Income (loss) from discontinued operations, net of tax	—	(807)	—	(551)

Net income (loss)	$45,498	$49,178	$(686,986)	$51,863

Basic earnings per common share(1):
Income (loss) from continuing operations	$0.28	$0.31	$(4.29)	$0.33

Income (loss) from discontinued operations, net of tax	$—	$(0.01)	$—	$—

Net income (loss)	$0.28	$0.31	$(4.29)	$0.32

Diluted earnings per common share(1):
Income (loss) from continuing operations	$0.28	$0.31	$(4.29)	$0.33

Income (loss) from discontinued operations, net of tax	$—	$(0.01)	$—	$—

Net income (loss)	$0.28	$0.31	$(4.29)	$0.32

Average common shares outstanding during the period:
Basic	159,932	160,000	159,966	160,000

Diluted	159,976	160,000	159,966	160,000

(1)	amounts may not add due to round up.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(686,986)	$51,863
Adjustments
Depreciation and amortization	131,223	132,764
Impairment charge	750,000	—
Amortization of removal costs net of salvage	21,214	15,811
Provision for deferred income taxes	21,960	15,821
Amortization of deferred investment tax credits	(808)	(813)
Provision for losses on utility accounts receivable	6,368	6,554
Allowance for other funds used during construction	(5,928)	(3,169)
Gain on sale of assets	(870)	(6,113)
Other, net	(58,841)	(17,233)
Changes in assets and liabilities
Receivables and unbilled utility revenues	(23,098)	(45,435)
Other current assets	(20,539)	(31,088)
Accounts payable	(3,996)	(31,580)
Taxes accrued, including income taxes	2,172	31,317
Interest accrued	2,853	1,487
Other current liabilities	6,551	15,995

Net cash provided by operating activities	141,275	136,181

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures	(425,960)	(304,557)
Acquisitions	(248)	(217)
Proceeds from sale of assets and securities	798	15,200
Proceeds from sale of discontinued operations	—	9,660
Removal costs from property, plant and equipment retirements, net	(4,857)	(488)
Net restricted funds released	2,653	961

Net cash used in investing activities	(427,614)	(279,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	201,546	617,450
Repayment of long-term debt	(191,519)	(437,883)
Net borrowings (repayments) under short-term debt agreements	36,773	(578,578)
Advances and contributions for construction, net of refunds of $38,735 and $17,720 at June 30, 2008 and 2007	2,169	15,742
Change in cash overdraft position	(13,869)	—
Capital contributions	245,000	551,092
Debt issuance costs	(1,314)	(2,696)
Redemption of preferred stock	(14)	(176)

Net cash provided by financing activities	278,772	164,951

Net increase (decrease) in cash and cash equivalents	(7,567)	21,691
Cash and cash equivalents at beginning of period	13,481	29,754

Cash and cash equivalents at end of period	$5,914	$51,445

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$67,192	$52,869

Non-cash financing activity:
Advances and contributions	$12,578	$35,838
Capital contribution	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Common Stockholders’ Equity

(Unaudited)

(In thousands, except per share data)

	Common Stock, $.01 Par Value: 500,000 Shares Authorized		Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Common Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2007	160,000	$1,600	$5,637,947	$(1,079,118)	$(18,383)	—	$—	$4,542,046

Net loss	—	—	—	(686,986)	—	—	—	(686,986)
Equity investment by RWE	—	—	245,000	—	—	—	—	245,000
Contribution of common stock by RWE	—	—	1,933	—	—	(90)	(1,933)	—
Stock-based compensation activity	—	—	2,992	—	—	—	—	2,992
Pension plan amortized to periodic benefit cost:
Prior service cost	—	—	—	—	13	—	—	13
Foreign currency translation	—	—	—	—	(163)	—	—	(163)

Balance at June 30, 2008	160,000	$1,600	$5,887,872	$(1,766,104)	$(18,533)	(90)	$(1,933)	$4,102,902

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying consolidated balance sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at June 30, 2008, the consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007, the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, and the consolidated statement of changes in common stockholders’ equity for the six months ended June 30, 2008, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in common stockholders’ equity, the consolidated results of operations, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual consolidated financial statements for the year ended December 31, 2007. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-2 which allows a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities (such as intangible assets, property, plant and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment). The Company elected to use this deferral option and accordingly, only partially adopted SFAS 157 on January 1, 2008. SFAS 157 will be adopted for the Company’s nonfinancial assets and liabilities valued on a non-recurring basis on January 1, 2009.

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

Note 3: Goodwill

In April of 2008, as a result of the pricing of the Company’s initial public offering (“IPO”) (See Note 4), management determined that an interim triggering event occurred and that it was appropriate to update its valuation analysis before the next scheduled annual test.

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

The following table summarizes the changes in the Company’s goodwill by reporting unit:

	Regulated Unit	Non-regulated Units	Consolidated
Balance at December 31, 2007	$2,327,270	$129,682	$2,456,952
Impairment	(750,000)	—	(750,000)
Other activity	(277)	—	(277)

Balance at June 30, 2008	$1,576,993	$129,682	$1,706,675

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

As a result of the impairment RWE transferred $245,000 to the Company on May 13, 2008. This cash was used to reduce debt.

Note 4: Stockholders’ Equity

Common Stock

On April 28, 2008, RWE Aqua Holdings GmbH completed the partial divestiture of its investment in the Company in an initial public offering (“IPO”) through the sale of 58,000 shares of common stock at an IPO price of $21.50. The selling stockholder granted the underwriters a 30 day option to purchase up to an additional 8,700 shares of the Company’s stock at a price of $21.50. On May 27, 2008 the Company announced the underwriters’ partial exercise of their over-allotment option to purchase 5,173 shares to cover over allotments. The Company did not receive any proceeds from the sale of shares. Prior to the IPO, the Company was an indirect wholly-owned subsidiary of RWE. After the IPO, and exercise of the underwriters’ over-allotment option, RWE owns approximately 60% of the Company’s common shares.

Effective the first quarter of 2008, the Company’s Board of Directors’ authorized 50,000 shares of par value $0.01 per share preferred stock. As of June 30, 2008 there are no shares outstanding.

Stock Based Compensation

On April 22, 2008, a subsidiary of RWE contributed 90 shares of the Company’s common stock to the Company and the Company granted 90 restricted stock awards, 269 restricted stock units and 2,078 stock options. The awards were issued to the Company’s employees and certain non-employee directors under its 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). The total aggregate number of shares of common stock that may be issued under the 2007 Plan is 6,000. The restricted stock units and the stock options were awarded in two grants with “Grant 1” vesting on January 1, 2010 and “Grant 2” vesting January 1, 2011. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the 2007 Plan.

The following table presents stock-based compensation expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Options	$470	$—	$470	$—
Restricted stock units	218	170	436	340
Restricted stock	1,406	—	1,406	—

Stock-based compensation in operation and maintenance expense	2,094	170	2,312	340
Income tax benefit	(817)	(66)	(902)	(133)

After-tax stock-based compensation expense	$1,277	$104	$1,410	$207

In accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”) the cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is required to be measured based on the grant date fair value of the awards issued. The value of stock options and restricted stock awards at the date of the grant is amortized through expense over the requisite service period using the straight-line method, adjusted for retirement eligible participants. All awards granted in 2008 are classified as equity.

In addition to the requisite service period, 1,470 stock options and 190 restricted stock units are subject to performance-based vesting requirements. The performance conditions are based on the achievement of 120% of net income targets in 2008 and 2009. These stock option and restricted stock awards will vest proportionately depending upon the level of achievement with 1,470 stock options and 190 restricted stock units being the maximum.

The Company recognizes expense for the portion of the awards where achievement is considered probable. As of June 30, 2008, 630 stock option and 82 restricted stock awards are not considered probable to meet performance conditions.

The Company stratified its grant populations and used historic employee turnover rates and general market data to estimate employee forfeitures.

Stock Options

Non-qualified stock options to purchase shares of the Company’s common stock were granted under the 2007 Plan. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options granted become exercisable upon a specified vesting date. The requisite service period for options granted is three years. All stock options expire seven years from the effective date of the grant. The remaining vesting period of the stock options outstanding as of June 30, 2008 ranged from 1.5 years to 2.5 years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The following table presents the assumptions used in the pricing model for grants and resulting grant date fair value of stock options granted.

	Grant 1	Grant 2
Dividend yield	3.72%	3.72%
Expected volatility	29.00%	29.00%
Risk-free interest rate	2.69%	2.90%
Expected life (years)	3.69	4.69
Grant date fair value	$3.84	$4.19

The dividend yield is based on the Company’s expected dividend payments and the IPO stock price. Expected volatility is based on historic volatilities of traded common stock of peer companies (regulated water companies) over the expected term of the stock options. The risk-free interest rate is the market yield on U.S. Treasury strips with maturities similar to the expected term of the stock options. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method” as permitted by Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110.

The following table presents information with respect to stock option activity as of June 30, 2008.

	Outstanding Shares	Exercise Price (per share)
Nonvested at December 31, 2007	—	—
Granted	2,078	$21.50
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2008	2,078	$21.50

There are zero options awards vested and no option awards have been exercised as of June 30, 2008.

As of June 30, 2008, $4,990 of total unrecognized compensation costs related to the nonvested stock options is expected to be recognized over the remaining average weighted-average period of 2.1 years.

Restricted Stock Units

The Company granted restricted stock units under the 2007 Plan. The requisite service period for restricted stock units is three years.

The following table presents information with respect to restricted stock unit activity as of June 30, 2008.

	Outstanding Shares	Grant Date Fair Value (per share)
Nonvested at December 31, 2007	—	—
Granted	269	$21.50
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2008	269	$21.50

As these restricted stock units would have paid-out in cash if the IPO was not completed, the Company reclassified the restricted stock units from liability-classified awards to equity-classified awards as of the completion of the IPO. As of June 30, 2008, $2,641 of total unrecognized compensation costs related to the nonvested restricted stock units is expected to be recognized over the remaining weighted-average period of 2.2 years.

Restricted Stock

The Company granted restricted stock under the 2007 Plan. The requisite service period for the restricted stock is three months.

The following table presents information with respect to restricted stock activity at June 30, 2008.

	Outstanding Shares	Grant Date Fair Value (per share)
Nonvested at December 31, 2007	—	—
Granted	90	$21.50
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2008	90	$21.50

As of June 30, 2008, $428 of total unrecognized compensation costs related to the nonvested restricted stock units is expected to be recognized in the third quarter of 2008.

Employee Stock Purchase Plan

The Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”) was effective as of July 1, 2008. Under the ESPP, employees can use payroll deductions to acquire Company stock at a discount. The Company’s ESPP is considered compensatory under SFAS 123(R). No compensation costs were recognized for the three or six months ended June 30, 2008.

Note 5: Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income (loss)	$45,498	$49,178	$(686,986)	$51,863
Pension plan amortized to periodic benefit cost:
Prior service cost	7	9	13	18
Actuarial loss	—	18	—	36
Foreign currency translation adjustment	(18)	(35)	(163)	(257)

Total comprehensive income (loss)	$45,487	$49,170	$(687,136)	$51,660

Note 6: Long-Term Debt

The Company primarily incurs long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows;

	Rate	Maturity Date	June 30, 2008	December 31, 2007
Long-term debt of American Water Capital Corp. (“AWCC”)
Private activity bonds and government funded debt
Floating rate (a)	1.85%-2.00%	2018-2032	$86,860	$86,860
Senior notes
Fixed rate	5.39%-6.87%	2011-2037	2,884,000	2,712,000

Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.88%	2009-2038	941,800	942,941
Floating rate (b)	1.75%-6.85%	2015-2032	33,420	178,145
Mortgage bonds
Fixed rate	6.31%-9.71%	2008-2034	715,800	731,340
Senior debt
Fixed rate	5.60%-9.10%	2008-2025	45,296	45,473
Mandatory redeemable preferred stock	4.60%-9.75%	2013-2036	24,637	24,644
Notes payable and other (c)	5.76%-11.91%	2012-2026	3,053	3,442

Long-term debt			4,734,866	4,724,845

Unamortized debt discount, net (d)			66,261	70,743

Total long-term debt			$4,801,127	$4,795,588

(a)	Tax-exempt bonds which are remarketed as money market bonds for periods up to 270 days (1 to 119 days during 2008 and 1 to 127 days during 2007). These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption.
(b)	$24,860 of the total represents tax-exempt bonds which are sold at auction rates that are reset every 7 to 35 days. These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. The remaining $8,560 represents tax-exempt bonds remarketed as money market bonds. See (a) above.
(c)	Includes capital lease obligations of $1,909 and $1,982 at June 30, 2008 and December 31, 2007, respectively.
(d)	Includes fair value adjustments from acquisition purchase accounting.

The following long-term debt was issued in 2008:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes	6.25%	2018	$110,000
American Water Capital Corp.	Senior notes	6.55%	2023	90,000
Other subsidiaries	State financing authority loans and other	1.00%	2024	1,546

Total Issuances				$201,546

The following long-term debt and preferred stock with mandatory redemption requirements were repurchased or retired through optional redemption or payment at maturity during 2008:

Company	Type	Interest Rate	Maturity	Amount
Long-term debt
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries	Senior notes-floating rate	6.48%-10.00%	2021-2032	144,725
Other subsidiaries	State financing authority loans and other	0.00%-9.87%	2008-2034	18,721

Preferred stock with mandatory redemption requirements
Other subsidiaries		4.75%-5.75%	2017-2019	6

Total retirements & redemptions				$191,452

Gains from early extinguishment of debt included in Interest, net amounted to $0 for the three and six months ended June 30, 2008 and $1,101 and $8,164 for the three and six months ended June 30, 2007, respectively.

Interest, net includes interest income of approximately $2,961 and $4,619 for the three and six months ended June 30, 2008, respectively and $3,271 and $5,093 for the three and six months ended June 30, 2007, respectively.

Note 7: Short-Term Debt

The components of short-term debt are as follows:

	June 30, 2008	December 31, 2007
Commercial paper, net of $165 and $680 discount	$205,835	$169,267
Book overdraft	28,329	42,198
Other short-term debt	9,254	9,049

Total short-term debt	$243,418	$220,514

Note 8: Income Taxes

The Company’s estimated annual effective tax rate for 2008 is 39.5% compared to 39.6% for 2007, excluding various discrete items. The Company’s actual effective tax rate for the three months ended June 30, 2008 and 2007 was 39.9% and 39.5%, respectively. The Company’s actual effective rate for the six months ended June 30, 2008 and 2007 of (3.9%) and 39.6%, respectively, reflects the tax effect of the goodwill impairment as a discrete item as the Company considers this charge an infrequently occurring or unusual event.

Note 9: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic pension benefit cost
Service cost	$6,551	$6,403	$13,102	$12,806
Interest cost	14,549	13,322	29,098	26,644
Expected return on plan assets	(12,925)	(11,763)	(25,850)	(23,526)
Amortization of:
Prior service cost	45	32	90	64
Actuarial loss	1	66	2	132

Periodic pension benefit cost	8,221	8,060	16,442	16,120

Special termination pension benefit charge	—	—	—	93

Net periodic pension benefit cost	$8,221	$8,060	$16,442	$16,213

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic other postretirement benefit cost
Service cost	$3,106	$3,171	$6,212	$6,342
Interest cost	7,049	6,346	14,098	12,692
Expected return on plan assets	(5,751)	(5,266)	(11,502)	(10,532)
Amortization of:
Transition obligation	43	43	86	86
Prior service credit	203	(295)	406	(590)
Actuarial loss	(295)	—	(590)	—

Net periodic other postretirement benefit cost	$4,355	$3,999	$8,710	$7,998

The Company contributed $46,000 to its defined benefit pension plan in the first six months of 2008 and expects to contribute $30,000 during the balance of 2008. In addition, the Company contributed $13,676 for the funding of its other postretirement plans in the first six months of 2008 and expects to contribute $13,676 during the balance of 2008.

Note 10: Contingencies

OMI/Thames Water Stockton, Inc. (“OMI/TW”) is a 50/50 joint venture between a subsidiary of the Company and Operations Management International, Inc. (“OMI”). In February 2003, OMI/TW and the City of Stockton California (the “City”) entered into a 20-year service contract for capital improvements and management services of water, wastewater and storm water utilities. By mutual agreement, OMI/TW and the City of Stockton terminated the contract effective February 29, 2008 (the “Termination Date”). Upon termination, responsibility for management and operation of the system was returned to the City. OMI/TW has agreed to provide a limited twelve month warranty relating to certain components of the facilities that OMI/TW constructed (the “WW39 Plant”), committed to pay for certain employee transition costs and assumed financial responsibility for regulatory fines levied through the Termination Date, if any, resulting from OMI/TW’s failure to comply with applicable National Pollutant Discharge Elimination System permit requirements and/or incidents traced to design defects in the WW39 Plant. During 2007, the California State Water Resources Control Board issued a notice of violation and a corresponding Settlement Communication related to a discharge into an adjacent river. OMI/TW is responsible for any fines that may result from the Settlement Communication. Given the uncertainties related to resolving the remaining issues described above, the Company has a loss reserve of approximately $4,000 at June 30, 2008 and December 31, 2007.

In 2007, the Company, through a subsidiary and an indirect 50% owned joint venture, completed construction of a water filtration plant for total construction costs of approximately $32,000. Generally, as part of the contractual terms relating to construction contracts, the Company provides a one-year construction warranty period. As of June 30, 2008, no claims have been made related to this warranty.

The Company is also routinely involved in condemnation proceedings and legal actions incident to the normal conduct of its business. At June 30, 2008, the Company had accrued approximately $6,500 as probable losses and it is reasonably possible that additional losses could range up to $30,000 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Note 11: Guarantees

The Company, through a subsidiary, holds a 50% interest in American Water-Pridesa LLC (“AW-Pridesa”), a Delaware limited liability company. Acciona Agua Corporation (USA) holds the remaining 50% interest. AW-Pridesa has contracted with Tampa Bay Water (“Tampa Bay”), an interlocal governmental agency of the State of Florida, to remedy and operate the Tampa Bay Seawater Desalination Plant. The Company entered into a guarantee with Tampa Bay in November 2004 for the full and prompt performance of certain contractual obligations limited to a total aggregate liability of $35,000. Contractual obligations call for certain construction activities and management services to be completed satisfactorily. AW-Pridesa took over operation of the plant in January 2005. At December 31, 2007, the plant was fully operational and successful performance testing of the construction activities had been completed.

The Company provides financial guarantees or deposits to ensure performance of certain of its obligations on its non-regulated military agreements and Operations & Maintenance agreements. These guarantees and deposits totaled $475,148 and $475,278 at June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008 and December 31, 2007, no accruals have been made related to these guarantees.

Note 12: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection and as such the Company periodically becomes subject to environmental claims in the normal course of business. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to approximately $11,000 at June 30, 2008 and December 31, 2007. At June 30, 2008, $10,100 of the reserve relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates.

Note 13: Net Income (Loss) per Common Share

Basic net income (loss) per common share, income (loss) from discontinued operations, net of tax, per common share and income (loss) from continuing operations per common share are based on the weighted average number of common shares outstanding. Outstanding shares consist of issued shares less treasury stock. Diluted net income (loss) per common share, income (loss) from discontinued operations, net of tax, per common share and income (loss) from continuing operations per common share are based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock, restricted stock units and stock options. The dilutive effect of restricted stock, restricted stock units and stock options is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock and restricted stock units and exercise of the stock options. The following table sets forth the components of basic and diluted earnings per share and shows the effect of the common stock equivalents on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator
Income (loss) from continuing operations	$45,498	$49,985	$(686,986)	$52,414
Income (loss) from discontinued operations, net of tax	—	(807)	—	(551)

Net Income (loss)	$45,498	$49,178	$(686,986)	$51,863

Denominator
Average common shares outstanding – basic	159,932	160,000	159,966	160,000
Effect of dilutive securities:
Restricted stock	33	—	—	—
Restricted stock units	11	—	—	—

Average common shares outstanding – diluted	159,976	160,000	159,966	160,000

Options to purchase 608 shares of the Company’s common stock were excluded from the calculation of diluted common shares outstanding because the calculated proceeds from the exercise of the options were greater than the average market price of the Company’s common stock during the three month period ended June 30, 2008. There were also 190 restricted stock units and 1,470 stock options which were excluded from the calculation of diluted common shares outstanding because certain performance conditions were not satisfied as of June 30, 2008. All of the potentially dilutive securities have been excluded for the six months ended June 30, 2008 because they are anti-dilutive. The Company had no potentially dilutive shares for the three and six month periods ending June 30, 2007.

Note 14: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as the Regulated Businesses and Non-regulated Businesses segments.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended June 30, 2008
	Regulated	Non-regulated	Other	Consolidated
Net operating revenues	$526,248	$67,038	$(3,917)	$589,369
Depreciation and amortization	63,656	1,861	1,790	67,307
Impairment charge	—	—	—	—
Total operating expenses, net	392,038	62,924	(8,251)	446,711
Adjusted EBIT (1)	134,213	4,681
Total assets	10,472,290	250,337	1,804,055	12,526,682
Capital expenditures	235,279	2,244	—	237,523

	As of or for the Three Months Ended June 30, 2007
	Regulated	Non-regulated	Other	Consolidated
Net operating revenues	$508,634	$55,480	$(5,381)	$558,733
Depreciation and amortization	65,635	2,594	(92)	68,137
Impairment charge	—	—	—	—
Total operating expenses, net	368,289	46,969	(8,015)	407,243
Adjusted EBIT (1)	140,938	10,330
Total assets	9,725,776	310,026	3,035,783	13,071,585
Capital expenditures	136,295	2,147	—	138,442

	As of or for the Six Months Ended June 30, 2008
	Regulated	Non-regulated	Other	Consolidated
Net operating revenues	$975,782	$128,210	$(7,808)	$1,096,184
Depreciation and amortization	123,948	3,269	4,006	131,223
Impairment charge	—	—	750,000	750,000
Total operating expenses, net	770,253	120,449	733,182	1,623,884
Adjusted EBIT (1)	206,113	9,263
Total assets	10,472,290	250,337	1,804,055	12,526,682
Capital expenditures	422,934	3,026	—	425,960

	As of or for the Six Months Ended June 30, 2007
	Regulated	Non-regulated	Other	Consolidated
Net operating revenues	$927,910	$108,781	$(9,414)	$1,027,277
Depreciation and amortization	127,206	5,247	311	132,764
Impairment charge	—	—	—	—
Total operating expenses, net	719,480	97,740	(14,751)	802,469
Adjusted EBIT (1)	210,052	14,031
Total assets	9,725,776	310,026	3,035,783	13,071,585
Capital expenditures	301,441	3,116	—	304,557

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to income (loss) from continuing operations before income taxes:

	For the Three Months Ended June 30, 2008
	Regulated	Non-regulated	Total Segments
Adjusted EBIT	$134,213	$4,681	$138,894
Add:
Allowance for other funds used during construction	3,387	—	3,387
Allowance for borrowed funds used during construction	1,725	—	1,725
Less:
Interest, net	(55,085)	750	(54,335)
Preferred dividends of subsidiaries	(56)	—	(56)
Amortization of debt expense	(1,441)	—	(1,441)

Segments’ income from continuing operations before income taxes	$82,743	$5,431	88,174
Interest, net			(15,731)
Other			3,221

Income from continuing operations before income taxes			$75,664

	For the Three Months Ended June 30, 2007
	Regulated	Non-regulated	Total Segments
Adjusted EBIT	$140,938	$10,330	$151,268
Add:
Allowance for other funds used during construction	1,511	—	1,511
Allowance for borrowed funds used during construction	419	—	419
Less:
Interest, net	(54,811)	(2,571)	(57,382)
Preferred dividends of subsidiaries	(56)	—	(56)
Amortization of debt expense	(1,368)	—	(1,368)

Segments’ income from continuing operations before income taxes	$86,633	$7,759	94,392
Interest, net			(13,381)
Other			1,622

Income from continuing operations before income taxes			$82,633

	For the Six Months Ended June 30, 2008
	Regulated	Non-regulated	Total Segments
Adjusted EBIT	$206,113	$9,263	$215,376
Add:
Allowance for other funds used during construction	5,928	—	5,928
Allowance for borrowed funds used during construction	3,093	—	3,093
Less:
Interest, net	(111,821)	1,386	(110,435)
Preferred dividends of subsidiaries	(113)	—	(113)
Amortization of debt expense	(2,759)	—	(2,759)

Segments’ income from continuing operations before income taxes	$100,441	$10,649	111,090
Impairment charges			(750,000)
Interest, net			(29,599)
Other			7,587

Loss from continuing operations before income taxes			$(660,922)

	For the Six Months Ended June 30, 2007
	Regulated	Non-regulated	Total Segments
Adjusted EBIT	$210,052	$14,031	$224,083
Add:
Allowance for other funds used during construction	3,169	—	3,169
Allowance for borrowed funds used during construction	1,512	—	1,512
Less:
Interest, net	(109,201)	(5,667)	(114,868)
Preferred dividends of subsidiaries	(113)	—	(113)
Amortization of debt expense	(2,587)	—	(2,587)

Segments’ income from continuing operations before income taxes	$102,832	$8,364	111,196
Interest, net			(28,102)
Other			3,698

Income from continuing operations before income taxes			$86,792

Note 15: Felton Water System Asset Sale

In May of 2008, the Company’s California subsidiary reached an agreement with the San Lorenzo Valley Water District to sell ownership of its Felton operating assets for total proceeds of $13,400, including $10,500 in cash and the assumption of $2,900 in debt, pending regulatory approval. The Felton water system serves approximately 1,330 customers.

Note 16: Subsequent Events

On July 28, 2008, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.20 per share payable on September 2, 2008 to all shareholders of record as of August 15, 2008.

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

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus filed with the SEC on April 24, 2008, with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 424(b)(4) prospectus filed with the Securities and Exchange Commission on April 24, 2008.

OVERVIEW

Financial Results American Water’s net income was $45.5 million for the three months ended June 30, 2008 as compared to $49.2 million for the three months ended June 30, 2007. Income from continuing operations was $45.5 million for the three months ended June 30, 2008, compared to $50.0 million for the three months ended June 30, 2007. Diluted earnings per average common share were $0.28 for the three months ended June 30, 2008 as compared to $0.31 for the three months ended June 30, 2007.

American Water’s net loss, which includes an impairment charge, net of tax of $738.5 million, was $687.0 million, for the six months ended June 30, 2008 as compared to net income of $51.9 million for the six months ended June 30, 2007. Loss from continuing operations was $687.0 million for the six months ended June 30, 2008, compared to income from continuing operations of $52.4 million for the six months ended June 30, 2007. Diluted earnings (loss) per average common share were ($4.29) for the six months ended June 30, 2008 as compared to $0.32 for the six months ended June 30, 2007.

Revenues for the three months ended June 30, 2008 increased by $30.6 million compared to the same period in the prior year primarily due to increased revenues in our Regulated Businesses of $17.6 million which is largely attributable to rate increases and revenues in our Non-regulated Businesses which increased by $11.6 million due to increased Contract Operations Group and Homeowner Services Group revenues, partially offset by decreased revenues in our Applied Water Group. Offsetting the increased revenues were $39.5 million higher operating expenses for the three months ended June 30, 2008. The increase in operating expenses primarily resulted from increased operating expenses in our Regulated Businesses of $23.7 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was mainly driven by higher employee related costs of $9.5 million due to $3.3 million of wages related to job reclassification of certain hourly employees for services performed, stock based compensation expense of $2.1 million primarily attributable to the issuance of awards granted in connection with the IPO, an increase in the number of employees and wage rate increases and higher pension expense in 2008. In addition, the Regulated Businesses’ maintenance costs increased by $6.3 million primarily due to higher removal costs, increased tank painting expenses as well as higher costs of $0.9 million associated with a project in our Illinois subsidiary to maintain valves. Operating expenses in our Non-regulated Businesses also increased by $16.0 million for the three months ended June 30, 2008 compared to three months ended June 30, 2007 as a result of higher operating and maintenance expenses of $10.6 million which corresponds with their increased revenues as well as a gain on sale of assets of $6.3 million recognized in 2007.

Other items affecting income from continuing operations for the three months ended June 30, 2008 as compared to the same period in the prior year include increased allowance for funds used during construction (“AFUDC”) of $3.2 million attributable to the increase in the construction work in progress primarily in New Jersey and Missouri and lower income tax expense of $2.5 million.

Revenues for the six months ended June 30, 2008 increased by $68.9 million compared to the same period in the prior year primarily due to increased revenues in our Regulated Businesses of $47.9 million which is largely attributable to rate increases and revenues in our Non-regulated Businesses increased by $19.4 million due to increased Contract Operations and Homeowner Services Group revenues, partially offset by decreased revenues in our Applied Water Group. Offsetting the increased revenues were $821.4 million higher operating expenses for the six months ended June 30, 2008. These expenses primarily resulted from the impairment charge of $750.0 million which is discussed below, and increased expenses in our Regulated Businesses of $50.8 million in the six months ended June 30, 2008 compared to six months ended June 30, 2007. This increase was mainly driven by higher employee related costs of $25.1 million due to $3.3 million of wages related to job reclassification of certain hourly employees for services performed, stock based compensation expense of $2.3 million primarily attributable to the issuance of awards granted in connection with the IPO, an increase in the number of employees and wage rate increases in 2008 and higher pension expense in 2008. In addition, the Regulated Businesses’ maintenance costs increased by $10.8 million primarily due to higher removal costs, increased expenses of $3.6 million associated with a project in Illinois to maintain valves as well as increased tank painting expenses. Operating expenses in our Non-regulated Businesses also increased by $22.7 million for the six months ended June 30, 2008 compared to six months ended June 30, 2007 as a result of higher operating and maintenance expenses of $18.7 million which corresponds with their increased revenues as well as a gain on sale of assets of $6.1 million recognized in the six months ended June 30, 2007.

Other items affecting income from continuing operations for the six months ended June 30, 2008 as compared to the same period in the prior year include lower interest expense of $2.9 million, as a result of the repayment of outstanding debt, increased AFUDC of $4.3 million attributable to the increase in the construction work in progress primarily in New Jersey and Missouri and lower income tax expense of $8.3 million.

Regulatory Developments During the three months ended June 30, 2008, we received authorizations for additional annualized revenues from general rate cases in California and Arizona amounting to $19.2 million. California’s rates were retroactive to January 1, 2008, while Arizona’s rates were effective in the second quarter of 2008. In the first six months of 2008 we received authorizations for additional annualized revenues from general rate cases of $47.2 million. As of June 30, 2008, we were awaiting final orders for three general cases that were filed in 2007, requesting $39.6 million in total additional annual revenues. In July 2008, the Illinois rate case filed in 2007 for $32. 8 million was approved and received authorization to increase rates which will provide additional annualized revenues of $24.9 million. In the first six months of 2008, we filed general rate cases in ten additional states that would provide $271.0 million of additional revenues, if approved as filed. Of the rate cases filed in 2008, one state’s rates were effective in 2008 with an annualized increase of $0.2 million and is included in the $47.2 million of annualized revenue outlined above. The remaining amount of $270.8 million remains under consideration by state public utility commissions at this time. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted.

Financing Activities During the six months ended June 30, 2008, we met our capital resource requirements with internally generated cash as well as funds from external sources primarily through commercial paper and the issuance of $200.0 million of private placement debt. In addition, as a result of the impairment charge, RWE made a capital contribution in the second quarter of 2008 of $245.0 million. The cash was used to reduce short-term borrowings.

Initial Public Offering Our common stock began trading on the New York Stock Exchange on April 23, 2008. On April 28, 2008, the Company completed its initial public offering (“IPO”). RWE Aqua Holdings GmbH, the Company’s selling stockholder, sold 58.0 million shares of the Company’s common stock at a price of $21.50 per share. The selling stockholder granted the underwriters a 30 day option to purchase up to an additional 8.7 million shares of the Company’s stock at a price of $21.50. On May 27, 2008, the Company announced the underwriters’ partial exercise of their option to purchase 5.2 million shares to cover over allotments. The Company did not receive any proceeds from the sale of shares. Prior to the IPO, the Company was a wholly-owned subsidiary of RWE. After the IPO, and the exercise of the underwriters’ over-allotment option, RWE owns approximately 60% of the Company’s common shares.

On April 22, 2008, RWE contributed approximately 89.9 thousand shares of the Company’s common stock to the Company and the Company granted approximately 89.9 thousand restricted stock awards, 269.3 thousand restricted stock units and 2.1 million stock options. The awards were issued to the Company’s employees and certain non-employee directors under our 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). The total aggregate number of shares of common stock that may be issued under the 2007 Plan is 6.0 million. The restricted stock units and the stock options were granted in two grants with “Grant 1” vesting on January 1, 2010 and “Grant 2” vesting on January 1, 2011.

Effective the first quarter of 2008, the Company’s Board of Directors’ authorized 50.0 million shares of par value $0.01 per share preferred stock. As of June 30, 2008 there are no shares outstanding.

Impairment Charge As previously disclosed in our free writing and final prospectuses, filed April 22, 2008 and April 24, 2008, respectively, the Company determined that it was reasonably likely based in large part on an initial public offering price of our common stock of $21.50, that the current carrying value of our goodwill which the Company recorded as a result of the 2003 acquisition of American Water by RWE and acquisition of E’Town Corporation in 2001, was impaired. At the time the Company’s initial public offering price of $21.50 was established, we were unable to determine if there was any goodwill impairment or to provide a reliable estimate of the amount of any goodwill impairment, if any.

In light of the initial public offering price and trading levels in our stock since the date of IPO, we performed an interim impairment test and on May 9, 2008, concluded that the current carrying value of our goodwill was impaired as a result of the current market price at that time and trading levels of our common stock. Based on that assessment, we recorded an impairment charge to goodwill related to our Regulated Businesses of $750.0 million in our financial statements as of and for the fiscal quarter ended March 31, 2008. The impairment charge was primarily due to the market price of our common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment was a decline in the fair value of our debt (due to increased market interest rates).

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

As a result of the impairment and in accordance with certain regulatory commitments, RWE transferred $245.0 million to us on May 13, 2008. RWE is not obligated to make any additional capital contributions.

Other Matters In May 2008, our California subsidiary reached an agreement with the San Lorenzo Valley Water District to sell ownership of our Felton operating assets for consideration of $13.4 million. The district’s payment will consist of $10.5 million in cash and the acquirer’s assumption of $2.9 million in debt, pending regulatory approval. The Felton water system serves approximately 1,330 customers.

On July 28, 2008, our Board of Directors declared a quarterly cash dividend payment of $0.20 per share payable on September 2, 2008 to all shareholders of record as of August 15, 2008.

Results of Operations

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

	For the three months ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2008	2007
Operating revenues	$589,369	$558,733	$30,636

Operating expenses
Operation and maintenance	330,575	299,385	(31,190)
Depreciation and amortization	67,307	68,137	830
General taxes	49,629	45,940	(3,689)
Gain on sale of assets	(800)	(6,219)	(5,419)
Impairment charge	—	—	—

Total operating expenses, net	446,711	407,243	(39,468)

Operating income (loss)	142,658	151,490	(8,832)

Other income (deductions)
Interest, net	(70,066)	(70,763)	697
Allowance for other funds used during construction	3,387	1,511	1,876
Allowance for borrowed funds used during construction	1,725	419	1,306
Amortization of debt expense	(1,441)	(1,178)	(263)
Preferred dividends of subsidiaries	(56)	(56)	—
Other, net	(543)	1,210	(1,753)

Total other income (deductions)	(66,994)	(68,857)	1,863

Income (loss) from continuing operations before income taxes	75,664	82,633	(6,969)
Provision for income taxes	30,166	32,648	2,482

Income (loss) from continuing operations	45,498	49,985	(4,487)
Income (loss) from discontinued operations, net of tax	—	(807)	807

Net income (loss)	$45,498	$49,178	$(3,680)

The following table summarizes certain financial information for our Regulated and Non-regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the three months ended June 30,
	2008		2007
	Regulated Businesses	Non- regulated Businesses	Regulated Businesses	Non- regulated Businesses
	(In thousands)
Operating revenues	$526,248	$67,038	$508,634	$55,480
Adjusted EBIT[1]	$134,213	$4,681	$140,938	$10,330

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

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. As such, our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. The table below details the annualized revenues resulting from rate authorizations, including infrastructure charges, which were granted and became effective in the second quarter of 2008.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
California	$13.0
Arizona	6.2
Infrastructure Charges:
Pennsylvania	4.6
Indiana	3.9
Missouri	2.7

Total	$30.4

Operating revenues increased by $30.6 million, or 5.5% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Regulated Businesses’ revenues increased by $17.6 million, or 3.5% for the three months ended June 30, 2008 compared to the same period in the prior year. The Non-regulated Businesses’ revenues for the three months ended June 30, 2008 increased by $11.6 million, or 20.8% compared to the three months ended June 30, 2007.

The increase in revenues from the Regulated Businesses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to rate increases obtained through general rate cases in Pennsylvania, Missouri and Indiana (which were granted and became effective in 2007) as well as other states totaling approximately $25.0 million and a $1.4 million retroactive rate adjustment in California. These increases were offset by a $12.6 million decrease in revenues related to reduced customer consumption, mainly in our Midwestern and Mid-Atlantic state subsidiaries for the three months ended June 30, 2008 compared to the same period in the prior year.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the three months ended June 30,
	Operating Revenues		Water Sales Volume
Customer Class	2008	2007	2008	2007
Water service:
Residential	57.5%	58.0%	53.1%	52.8%
Commercial	19.5%	19.1%	22.0%	21.8%
Industrial	5.0%	4.7%	10.7%	10.7%
Public and other	12.0%	12.2%	14.2%	14.7%
Other water revenues	2.3%	2.3%	—	—

Total water revenues	96.3%	96.3%	100.0%	100.0%

Wastewater service	3.7%	3.7%

	100.0%	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes in gallons by customer class.

Water Services—Water service operating revenues from residential customers for the three months ended June 30, 2008 totaled $302.6 million, a $7.9 million increase, or 2.7%, over the same period of 2007, mainly due to rate increases offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 2.1% for the three months ended June 30, 2008 to 51.6 billion gallons, from 52.7 billion gallons for the same period in 2007, largely as a result of wetter weather conditions in California and our Midwestern states.

Water service operating revenues from commercial water customers for the three months ended June 30, 2008 increased by $5.3 million, or 5.4%, to $102.7 million mainly due to rate increases offset by decreases in sales volume compared to the same period in 2007. The volume of water sold to commercial customers decreased by 1.4% for the three months ended June 30, 2008, to 21.4 billion gallons, from 21.7 billion gallons for the three months ended June 30, 2007.

Water service operating revenues from industrial customers totaled $26.5 million for the three months ended June 30, 2008, an increase of $2.7 million, or 11.3%, over those recorded for the same period of 2007 mainly due to rate increases offset by decreased sales volume. The volume of water sold to industrial customers totaled 10.4 billion gallons for the three months ended June 30, 2008, a decrease of 2.8% from the 10.7 billion gallons for the three months ended June 30, 2007.

Water service operating revenues from public and other customers increased $0.9 million, or 1.5%, for the three months ended June 30, 2008 to $62.9 million from $62.0 million for the three months ended June 30, 2007 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $26.2 million for the three months ended June 30, 2008, an increase of $1.6 million over the same period of 2007. Revenues generated by sales to governmental entities and resale customers for the three months ended June 30, 2008 totaled $36.7 million, a decrease of $0.6 million from the three months ended June 30, 2007.

Wastewater services—Our subsidiaries provide wastewater services in 11 states. Revenues from these services increased by $0.8 million, or 4.2%, to $19.7 million for the three months ended June 30, 2008, from $18.9 million for the same period of 2007. The increase was attributable to increases in rates charged to customers principally in Arizona, Hawaii, and New Jersey.

Non-regulated Businesses’ operating revenues increased by $11.6 million, or 20.8% for the three months ended June 30, 2008 compared to the same period in 2007. The net increase was primarily attributable to higher revenues of $12.1 million in our Contract Operations Group and $1.9 million in our Homeowner Services Group, partially offset by decreased revenues of $2.5 million in our Applied Water Group. The increase in Contract Operations Group revenues was primarily due to incremental revenues associated with design and build contracts, as well as increased military project revenues. The increase from our Homeowner Service Group represented expansion into new geographic markets. Applied Water Group revenues were lower due to the decline in design and build activity resulting from the downturn in new home construction.

Operation and maintenance Operation and maintenance expense increased $31.2 million, or 10.4%, for the three months ended June 30, 2008 compared to the same period in the prior year.

Operation and maintenance expenses for the three months ended June 30, 2008 and 2007, by major expense category, were as follows:

	For the three months ended June 30,
	2008	2007*
	(In thousands)
Production costs	$72,582	$69,794
Employee-related costs	131,422	119,237
Operating supplies and services	66,747	63,914
Maintenance materials and services	37,221	26,318
Customer billing and accounting	11,941	9,134
Other	10,662	10,988

Total	$330,575	$299,385

*	Certain 2007 amounts have been reclassified within operating expenses to conform to the 2008 presentation.

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $2.8 million, or 4.0%, for the three months ended June 30, 2008 compared to the same period in 2007. The increase was primarily the result of increased costs in our Regulated Businesses of $2.5 million. Fuel and power costs were higher by $0.7 million which can be attributed to increases in electricity prices. Chemical costs also increased by $1.7 million primarily due to rising chemical costs and waste disposal costs were also higher by $0.5 million. These increases were partially offset by lower purchased water costs of $0.4 million attributable to the decrease in customer usage.

Employee-related costs including wage and salary, group insurance, and pension expense increased $12.2 million or 10.2%, for the three months ended June 30, 2008 compared to the same period in the prior year. These employee related costs represented 39.8% of operation and maintenance expenses for both the three months ended June 30, 2008 and 2007. The employee related cost increase of $9.5 million and $1.3 million in our Regulated and Non-regulated Businesses, respectively, was primarily the result of $3.3 million of wages related to job reclassification of certain hourly employees for services performed, stock based compensation expense of $2.1 million mainly attributable to awards granted in connection with the IPO, as well as an increase in the number of employees and wage rate increases. In addition, our Regulated Businesses’ pension expense increased $3.0 million or 34.4% for the three months ended June 30, 2008 compared to the same period in the prior year. Pension expense in excess of the amount contributed to the pension plans is deferred by certain of our regulated subsidiaries pending future recovery in rates as contributions are made to the plans. Although our pension expense in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) remained relatively unchanged, pension expense increased for the three months ended June 30, 2008 due to increased contributions in certain of our regulated operating companies whose costs are recovered based on the Company’s funding policy which is the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”), rather than the SFAS 87 expense. The increase in the contributions is attributable to lower than expected returns on plan assets.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the three months ended June 30, 2008, these costs increased by $2.8 million or 4.4%, compared to the same period in 2007. Factors contributing to this increase include an overall increase in general office and travel costs of $1.8 million mainly due to inflation, and higher fuel and other transportation costs of $2.4 million. Partially offsetting these increases was a decrease in remediation costs, mainly consulting fees, in connection with the Sarbanes-Oxley Act of $6.2 million or 68.1%, to $2.9 million for the three months ended June 30, 2008 compared to $9.1 million for the three months ended June 30, 2007. Included in the three months ended June 30, 2008 are divestiture and IPO related costs amounting to $3.1 million compared to divestiture related costs of $2.3 million for the three months ended June 30, 2007. Corresponding with the increase in revenues, the Non-regulated Businesses’ operating supplies and service expenses increased by $5.5 million for the three months ended June 30, 2008 compared to the same period in the prior year. The increase is mainly attributable to additional expense in the Contract Operations Group associated with several operating contracts (including a design, build and operate project in Fillmore, California), partially offset by lower contracted services costs in the Applied Water Management Group due to the downturn in new home construction and profits of $1.5 million as a result of the finalization and acceptance by the third party of a construction project.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $10.9 million or by 41.4%, for the three months ended June 30, 2008 compared to the same period in the prior year. Regulated Businesses’ maintenance materials and service costs increased by $6.3 million for the three months ended June 30, 2008 compared to the same period in the prior year due to costs of $0.8 million associated with a project in Illinois to maintain valves, higher cost of removal expenses amounting to $3.9 million in certain of our operating companies and increased tank painting costs of $1.3 million in our New Jersey and Missouri operating companies. Our Non-regulated Businesses’ maintenance expense increased by $1.8 million for the three months ended June 30, 2008 compared to the same period in the prior year primarily due to higher frequency service line protection contract usage by Homeowner Services Group customers as well as increased costs in the Contract Operations Group mainly attributable to costs associated with new military operations and maintenance projects.

Customer billing and accounting expenses increased by $2.8 million, or 30.7%, for the three months ended June 30, 2008 compared to the same period in the prior year. The increase was the result of higher uncollectible accounts expense in our Regulated Businesses of $1.4 million and in our Non-Regulated Businesses of $1.4 million.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $0.3 million, or 3.0%, in 2008 primarily due to decreased insurance costs of $0.9 million for the three months ended June 30, 2008 due to more favorable claims experience compared to the three months ended June 30, 2007, partially offset by increased regulatory expenses of $0.6 million.

Depreciation and amortization Depreciation and amortization expense decreased by $0.8 million, or 1.2%, for the three months ended June 30, 2008 compared to the same period in the prior year. This decrease was primarily due to depreciation rate adjustments resulting from rate orders, particularly in our Pennsylvania subsidiary offset by increased expense due to additional utility plant placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $3.7 million, or 8.0%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase is primarily due to increased gross receipts taxes of $2.0 million in New Jersey and increased property tax expense in Missouri of $0.7 million.

Gain on sale of assets Gain on sale of assets was $0.8 million for the three months ended June 30, 2008 as compared to a gain of $6.2 million for the three months ended June 30, 2007 due to non-recurring sales of assets no longer used in our utility operations.

Other income (deductions) Interest, the primary component of our other income (deductions), decreased by $0.7 million, or 1.0%, for the three months ended June 30, 2008 compared to the same period in the prior year. The decline is primarily due to the repayment of outstanding debt with the 2007 equity contributions from RWE that were made to meet the capital structure expectations of various state regulatory commissions. Also, AFUDC increased by $3.2 million for the three months ended June 30, 2008 compared to the same period in 2007 as a result of increased construction work in progress. Other items contributing to the change include lower miscellaneous income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily as a result of a decrease in jobbing work of $1.0 million and an increase in the amortization of debt expense of $0.3 million for the three months ended June 30, 2008 compared to same period in 2007 as a result of the debt restructuring.

Provision for income taxes Our consolidated provision for income taxes decreased $2.5 million or 7.6%, to $30.2 million for the three months ended June 30, 2008. The effective tax rate was 39.9% for the three months ended June 30, 2008 compared to 39.5% for the three months ended June 30, 2007.

Net income (loss). Net income decreased $3.7 million, to $45.5 million for the three months ended June 30, 2008 from $49.2 million for the three months ended June 30, 2007. The decrease is the result of the aforementioned changes.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

	For the six months ended June 30,		Favorable (Unfavorable) Change
(Dollars in thousands)	2008	2007
Operating revenues	$1,096,184	$1,027,277	$68,907

Operating expenses
Operation and maintenance	641,837	581,999	(59,838)
Depreciation and amortization	131,223	132,764	1,541
General taxes	101,694	93,819	(7,875)
Gain on sale of assets	(870)	(6,113)	(5,243)
Impairment charge	750,000	—	(750,000)

Total operating expenses, net	1,623,884	802,469	(821,415)

Operating income (loss)	(527,700)	224,808	(752,508)

Other income (deductions)
Interest, net	(140,034)	(142,970)	2,936
Allowance for other funds used during construction	5,928	3,169	2,759
Allowance for borrowed funds used during construction	3,093	1,512	1,581
Amortization of debt expense	(2,759)	(2,397)	(362)
Preferred dividends of subsidiaries	(113)	(113)	—
Other, net	663	2,783	(2,120)

Total other income (deductions)	(133,222)	(138,016)	4,794

Income (loss) from continuing operations before income taxes	(660,922)	86,792	(747,714)
Provision for income taxes	26,064	34,378	8,314

Income (loss) from continuing operations	(686,986)	52,414	(739,400)
Income (loss) from discontinued operations, net of tax	—	(551)	551

Net income (loss)	$(686,986)	$51,863	$(738,849)

The following table summarizes certain financial information for our Regulated and Non-regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the six months ended June 30,
	2008		2007
	Regulated Businesses	Non- regulated Businesses	Regulated Businesses	Non- regulated Businesses
	(In thousands)
Operating revenues	$975,782	$128,210	$927,910	$108,781
Adjusted EBIT[1]	$206,113	$9,263	$210,052	$14,031

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

Operating revenues Our primary business involves the ownership of water and wastewater utilities that services to residential, commercial and industrial customers. As such, our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. The table below details the annualized revenues resulting from rate authorizations, including infrastructure charges, which were granted and became effective in 2008.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
California	$13.0
New York	6.6
Iowa	4.3
Arizona	8.6
West Virginia	14.5
Other	0.2

Infrastructure Charges:
Pennsylvania	4.6
Indiana	3.9
Missouri	2.7
Illinois	1.1

Total	$59.5

Operating revenues increased by $68.9 million, or 6.7% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Regulated Businesses’ revenues increased by $47.9 million, or 5.2% for the six months ended June 30, 2008 compared to the same period in the prior year. The Non-regulated Businesses’ revenues for the six months ended June 30, 2008 increased by $19.4 million, or 17.9% compared to the six months ended June 30, 2007.

The increase in the Regulated Businesses’ revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to rate increases obtained through general rate cases in New Jersey, Pennsylvania, Missouri and Indiana (which were granted and became effective in 2007) as well as other states totaling approximately $58.1 million and a $1.4 million retroactive rate adjustment in California made in June 2008. This increase was offset by a $20.4 million decrease in revenues related to customer consumption, mainly in our states in the Western region of the United States, for the six months ended June 30, 2008 compared to the same period in the prior year.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the six months ended June 30,
	Operating Revenues		Water Sales Volume
Customer Class	2008	2007	2008	2007
Water service:
Residential	57.4%	57.7%	52.6%	52.3%
Commercial	19.0%	19.0%	21.9%	21.8%
Industrial	5.2%	5.0%	11.0%	10.8%
Public and other	12.4%	12.5%	14.5%	15.1%
Other water revenues	2.1%	1.8%	—	—

Total water revenues	96.1%	96.0%	100.0%	100.0%

Wastewater service	3.9%	4.0%

	100.0%	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and water associated sales volumes in gallons by customer class.

Water Services—Water service operating revenues from residential customers for the six months ended June 30, 2008 totaled $559.9 million, a $24.5 million increase, or 4.6%, over the same period of 2007, mainly due to rate increases offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 2.2% for the six months ended June 30, 2008 to 96.9 billion gallons, from 99.1 billion gallons for the same period in 2007, largely as a result of wetter weather conditions in California and the Midwestern region in the United States.

Water service operating revenues from commercial water customers for the six months ended June 30, 2008 increased by $9.5 million, or 5.4%, to $185.5 million mainly due to rate increases offset by decreases in sales volume compared to the same period in 2007. The volume of water sold to commercial customers decreased by 2.4% for the six months ended June 30, 2008, to 40.3 billion gallons, from 41.3 billion gallons for the six months ended June 30, 2007.

Water service operating revenues from industrial customers totaled $50.3 million for the six months ended June 30, 2008, an increase of $4.2 million, or 9.1%, over those recorded for the same period of 2007 mainly due to rate increases offset by decreased sales volume. The volume of water sold to industrial customers totaled 20.3 billion gallons in the six months ended June 30, 2008, a decrease of 1.0% from the 20.5 billion gallons for the six months ended June 30, 2007.

Water service operating revenues from public and other customers increased $4.7 million, or 4.1%, for the six months ended June 30, 2008 to $120.7 million from $116.0 million for the six months ended June 30, 2007 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $51.9 million for the six months ended June 30, 2008, an increase of $2.7 million over the same period of 2007. Revenues generated by sales to governmental entities and resale customers for the six months ended June 30, 2008 totaled $68.9 million, an increase of $2.1 million from the six months ended June 30, 2007.

Wastewater services—Our subsidiaries provide wastewater services in 11 states. Revenues from these services increased by $0.9 million, or 2.4%, to $38.4 million for the six months ended June 30, 2008, from $37.5 million for the same period of 2007. The increase was attributable to increases in rates charged to customers principally in Arizona, Hawaii, and New Jersey.

Non-regulated Businesses’ operating revenues increased by $19.4 million, or 17.9% for the six months ended June 30, 2008 compared to the same period in 2007. The net increase was primarily attributable to higher revenues of $20.9 million in our Contract Operations Group and $3.9 million in our Homeowner Services Group, partially offset by decreased revenues of $5.5 million in our Applied Water Group. The increase in Contract Operations Group revenues was primarily attributable to incremental revenues associated with design and build contracts, as well as increased military construction and operations & maintenance project revenues. The increase from our Homeowner Service Group represented expansion into new geographic markets. Applied Water Group revenues were lower due to the decline in design and build activity resulting from the downturn in new home construction.

Operation and maintenance Operation and maintenance expense increased $59.8 million, or 10.3%, for the six months ended June 30, 2008 compared to the same period in the prior year.

Operation and maintenance expenses for the six months ended June 30, 2008 and 2007, by major expense category, were as follows:

	For the six months ended June 30,
	2008	2007*
	(In thousands)
Production costs	$136,810	$130,938
Employee-related costs	258,255	228,356
Operating supplies and services	136,243	127,669
Maintenance materials and services	72,168	57,171
Customer billing and accounting	19,351	17,402
Other	19,010	20,463

Total	$641,837	$581,999

*	Certain 2007 amounts have been reclassified within operating expenses to conform to the 2008 presentation.

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $5.9 million, or 4.5%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase was primarily the result of increased costs in our Regulated Businesses of $5.2 million. Fuel and power costs were higher by $2.3 million which can be attributed to increases in electricity prices. Chemical costs also increased by $2.3 million primarily due to rising chemical costs and waste disposal costs were also higher by $1.1 million. Offsetting these increases was lower purchased water costs of $0.5 million.

Employee-related costs including wage and salary, group insurance, and pension expense increased $29.9 million or 13.1%, for the six months ended June 30, 2008 compared to the same period in the prior year. These employee related costs represented 40.2% and 39.2% of operation and maintenance expenses for the six months ended June 30, 2008 and 2007, respectively. The increase was due to higher wage and salary expenses of $13.9 million and $3.4 million in our Regulated and Non-regulated Businesses, respectively, primarily resulting from $3.3 million of wages related to job reclassification of certain hourly employees for services performed, stock based compensation expense of $2.3 million mainly attributable to the issuance of awards granted in connection with the IPO and an increase in the number of employees and wage rate increases. In addition, our Regulated Businesses’ pension expense increased by $6.3 million or 34.1% for the six months ended June 30, 2008 compared to the same period in the prior year. Pension expense in excess of the amount contributed to the pension plans is deferred by certain of our regulated subsidiaries pending future recovery in rates as contributions are made to the plans. Although our pension expense in accordance with SFAS 87 remained relatively unchanged, pension expense increased for the six months ended June 30, 2008 due to increased contributions in certain of our regulated operating companies, which costs are recovered based on the Company’s funding policy which is the minimum amount required by ERISA, rather than the SFAS 87 expense. The increase in the contributions is attributable to lower than expected returns on plan assets.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the six months ended June 30, 2008, these costs increased by $8.6 million or 6.7%, compared to the same period in 2007. Factors contributing to this increase include an overall increase in general office costs and travel costs of $4.1 million mainly due to inflation, higher costs of $0.9 million in our Illinois operating company due to legal proceedings associated with the Illinois valve and hydrant project, and higher fuel and other transportation costs of $2.9 million. Partially offsetting these increases was a decrease in remediation costs, mainly consulting fees in connection with the Sarbanes-Oxley Act of $8.0 million or 47.3%, to $8.9 million for the six months ended June 30, 2008 compared to $16.9 million for the six months ended June 30, 2007. Included in the six months ended June 30, 2008 are divestiture and IPO related costs amounting to $5.7 million compared to divestiture related costs of $4.9 million for the six months ended June 30, 2007. Corresponding with the increase in revenues, the Non-regulated Businesses operating supplies and service expenses increased by $7.9 million for the six months ended June 30, 2008 compared to the same period in the prior year. The increase is mainly attributable to additional expense in the Contract Operations group associated with several operating contracts (including a design, build and operate project in Fillmore, California), partially offset by lower contracted services costs in the Applied Water Management Group due to the downturn in new home construction and profits of $1.5 million as a result of the finalization and acceptance by a third party of a construction project.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $15.0 million or by 26.2%, for the six months ended June 30, 2008 compared to the same period in the prior year. The Regulated Businesses’ maintenance materials and service costs increased by $10.8 million in the first half of 2008 mainly due to costs of $2.8 million associated with a project in Illinois to maintain valves, higher cost of removal expenses of $5.4 million in certain of our operating companies and increased tank painting costs of $1.5 million in our New Jersey and Missouri operating companies. These increases were offset by lower main break costs in 2008 due to winter weather conditions in the first half of 2007 primarily in our companies in the Midwest region of the United States. The Non-Regulated Businesses’ maintenance expenses increased by $1.9 million as a result of higher frequency service line protection contract usage by Homeowner Services Group customers as well as increased cost associated with the Contract Operations Group mainly attributable to costs associated with new military operations and maintenance projects.

Customer billing and accounting expenses increased by $1.9 million or 11.2%, for the six months ended June 30, 2008 compared to the same period in the prior year. The increase was the result of higher expense in our Non-Regulated Businesses of $2.2 million mainly due to increased uncollectible expense on a number of contracts in our Applied Group as well as a credit adjustment recorded to the uncollectible expense account in 2007 partially offset by lower uncollectible accounts expense of $0.2 million in our regulated subsidiaries as a result of an increased focus on collection of past due accounts.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $1.5 million or 7.1%, in 2008 primarily due to decreased insurance costs of $1.7 million for the six months ended June 30, 2008 due to more favorable claims experience compared to the six months ended June 30, 2007, partially offset by increased regulatory expenses of $0.2 million.

Depreciation and amortization Depreciation and amortization expense decreased by $1.5 million, or 1.2%, for the six months ended June 30, 2008 compared to the same period in the prior year. This decrease was primarily due to depreciation rate adjustments resulting from rate orders, particularly in our Pennsylvania subsidiary partially offset by increased expense due to additional utility plant placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $7.9 million, or 8.4%, in the six months ended June 30, 2008 compared to the first six months of 2007. This increase is primarily due to increased gross receipts taxes of $3.9 million in New Jersey and higher property taxes expense in Ohio of $1.6 million and Missouri of $0.7 million.

Gain on sale of assets Gain on sale of assets was $0.9 million for the six months ended June 30, 2008 compared to a gain of $6.1 million for the six months ended June 30, 2007 due to non-recurring sales of assets no longer used in our utility operations.

Impairment charge The impairment charge was $750.0 million for the six months ended June 30, 2008. The 2008 impairment charge was primarily due to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased interest rates). There was no impairment charge for the six months ended June 30, 2007.

Other income (deductions) Interest, the primary component of our other income (deductions), decreased by $2.9 million, or 2.1% for the six months ended June 30, 2008 compared to the same period in the prior year. The decline is primarily due to the repayment of outstanding debt with the 2007 equity contributions from RWE which were made to meet the capital structure expectations of various state regulatory commissions. Also, AFUDC increased by $4.3 million for the six months ended June 30, 2008 compared to the same period in 2007 as a result of increased construction work in progress. Other items contributing to the change include lower miscellaneous income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily as a result of a decrease in jobbing work of $1.4 million and an increase in the amortization of debt expense of $0.4 million for the six months ended June 30, 2008 compared to the same period in 2007as a result of the debt restructuring.

Provision for income taxes Our consolidated provision for income taxes decreased $8.3 million or 24.1%, to $26.1 million for the six months ended June 30, 2008 from $34.4 million for the six months ended June 30, 2007. The Company recorded an effective tax rate for the first quarter 2008 of (0.6%) which reflects the tax effect of the goodwill impairment as a discrete item as we consider this charge an infrequently occurring or unusual event.

Net income (loss) Net income decreased $738.9 million, to a net loss of $687.0 million for the six months ended June 30, 2008 from net income of $51.9 million for the six months ended June 30, 2007. The decrease is the result of the aforementioned changes.

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

We use capital resources, including cash, to fund capital requirements, including construction expenditures, pay off maturing debt, pay dividends, fund pension and postretirement welfare obligations and invest in new and existing businesses. We spend a significant amount of cash on construction projects that have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position at June 30, 2008.

We expect to fund future maturities of long-term debt through a combination of external debt and cash flow from operations. We have no plans to reduce debt significantly.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and due to the seasonality of operations are weighted toward the third quarter of each fiscal year. Our future cash flows from operating activities will be affected by changes in the rate regulatory environments; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining per customer usage of water; and weather and seasonality. Cash flows from operating activities for the six months ended June 30, 2008 were $141.3 million compared to $136.2 million for the six months ended June 30, 2007.

The following table provides a summary of the major items affecting our cash flows from operating activities for the six months ended June 30, 2008 and 2007:

	For the six months ended June 30,
	2008	2007
	( In thousands)
Net income (loss)	$(686,986)	$51,863
Add (subtract):
Non-cash operating activities (1)	923,994	175,329
Changes in working capital (2)	(36,057)	(59,304)
Pension and postretirement healthcare contributions	(59,676)	(31,707)

Net cash flows provided by operations	$141,275	$136,181

(1)	Includes depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, gain on sale of assets, and other non-cash items, net, less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable (including federal income), other current assets, accounts payable, taxes accrued (including federal income), interest accrued and other current liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2008 and 2007 were $427.6 million and $279.4 million, respectively. Construction expenditures increased $121.4 million to $426.0 million for the six months ended June 30, 2008 from $304.6 million for the six months ended June 30, 2007 as a result of increased investment in regulated utility plant projects. We anticipate spending approximately $950 million on capital investment in 2008.

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

Included in the 2008 planned construction expenditures is approximately $26 million to construct a new water treatment plant on the Kentucky River. On April 25, 2008, the Kentucky Public Service Commission approved Kentucky American Water’s application for a certificate of convenience and necessity to construct a 20.0 million gallon per day treatment plant on the Kentucky River and a 30.6 mile pipeline to meet Central Kentucky’s water supply deficit. The Kentucky project is expected to be completed by 2010 with an estimated cost of between $162 million and $168 million.

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

Cash Flows from Financing Activities

Our financing activities include the issuance of long-term and short-term debt, primarily through our wholly-owned financing subsidiary, American Water Capital Corp. (“AWCC”). In addition, we have received capital contributions from RWE and intend to issue equity in the future to maintain an appropriate capital structure, subject to any restrictions in our registration rights agreement with RWE. In order to finance new infrastructure, we received customer advances and contributions for construction (net of refunds) of $2.2 million and $15.7 million for the six months ended June 30, 2008 and 2007, respectively. In connection with the RWE divestiture, we have made and will continue to make significant changes to our capital structure through debt refinancing and equity offerings.

The following long-term debt was issued in the first six months of 2008:

Company	Type	Interest Rate	Maturity	Amount (In Thousands)
American Water Capital Corp.	Senior notes	6.25%	2018	$110,000
American Water Capital Corp.	Senior notes	6.55%	2023	$90,000
Other subsidiaries.	State financing authority loans and other	1.00%	2024	1,546

Total issuances				$201,546

The following long-term debt and preferred stock with mandatory redemption requirements were repurchased or retired through optional redemption or payment at maturity during the first six months of 2008:

Company	Type	Interest Rate	Maturity	Amount (In Thousands)
Long-term debt:
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries.	Senior notes-floating rate	6.48%-10.00%	2021-2032	144,725
Other subsidiaries	State financing authority loans and other	0.00%-9.87%	2008-2034	18,721

Preferred stock with mandatory redemption requirements:
Other subsidiaries		4.75%-5.75%	2017-2019	6

Total retirements & redemptions				$191,452

In the second quarter of 2008, the Company completed an offer to exchange $750,000 principal amount of its 6.085% Senior Notes due in 2017 and $750,000 principal amount of its 6.593% Senior Notes due in 2037 which are both registered under the Securities Act of 1933 (the “Exchange Notes”) for all $750,000 of its currently outstanding 6.085% Senior Notes due in 2017 and all $750,000 of its currently outstanding 6.593% Senior Notes due in 2037, which have not been registered under the Securities Act of 1933 (the “Original Notes”). The Company did not receive any proceeds from the exchange offer, nor did the Company’s debt level change as a result of the exchange offer. The terms of the Exchange Notes and the Original Notes are substantially identical in all material respects.

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheet.

Dividends There were no dividend payments made for the six months ended June 30, 2008 or 2007. Our board of directors has adopted a dividend policy, effective upon the consummation of the IPO, to distribute to our stockholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Our policy will be to distribute 50% to 70% of our annual net income, adjusted for certain non-cash items.

On July 28, 2008, our Board of Directors declared a quarterly cash dividend payment of $0.20 per share payable on September 2, 2008 to all shareholders of record as of August 15, 2008.

Contributions from RWE As a result of the impairment charges recorded for the six months ended June 30, 2008, RWE transferred $245.0 million on May 13, 2008. This cash was used to reduce short-term debt. Contributions from RWE were $651.1 million for the six months ended June 30, 2007.

Credit Facilities and Short Term Debt

The components of short-term debt were as follows:

June 30,2008 (In Thousands)
Commercial paper, net	$205,835
Book overdraft	28,329
Other short-term debt	9,254

Total short-term debt	$243,418

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

AWCC has entered into a one-year $10.0 million committed revolving line of credit with PNC Bank, N.A. This line of credit will terminate on December 31, 2008 unless extended and is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of PNC Bank, N.A. or the applicable LIBOR for the term selected plus 25 basis points. As of June 30, 2008, $9.3 million was outstanding under this revolving line of credit.

On September 15, 2006, AWCC entered into an $800.0 million unsecured revolving credit facility syndicated among a group of ten banks. This revolving credit facility, which terminates on September 15, 2012 unless extended, is principally used to support the $700 million commercial paper program at AWCC and to provide up to $150.0 million in letters of credit. AWCC had no loans outstanding under the net $800.0 million unsecured revolving credit facility as of June 30, 2008.

At June 30, 2008, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper.

Letter of Credit Sublimit	Available Capacity	Outstanding Commercial Paper
(In thousands)	(In thousands)	(In thousands)
$150,000	$106,060	$205,835

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of June 30, 2008, our ratio was 0.55 and therefore we were in compliance with the ratio.

The average interest rate on commercial paper for the six months ended June 30, 2008 was approximately 4.2%.

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our reporting covenants as of June 30, 2008.

Security Ratings

Our access to the capital markets, including the commercial paper market, and their respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of June 30, 2008:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

On June 19, 2008, Standard & Poor’s Ratings Services (S&P) downgraded to “BBB+”(stable outlook) from “A-” (negative outlook) the senior unsecured issuer rating of AWCC. In addition, S&P assigned a “BBB+” corporate credit rating to American Water and affirmed AWCC’s “A-2” short-term rating.

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

Market Risk

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We use a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. As of June 30, 2008 a hypothetical 10% increase in interest rates associated with variable rate debt would result in a $1.2 million decrease in our pre-tax earnings. Our risks associated with price increase for chemicals, electricity and other commodities are reduced through contracts and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material impact on our results of operations, cash flows and financial position.

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

Based on this evaluation and because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008. Notwithstanding these material weaknesses, management concluded that the financial statements included in this Form 10-Q for the three and six-months ended June 30, 2008 fairly present in all material respects their financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. However, from 2003 to April 28, 2008, we were an indirect wholly-owned subsidiary of RWE and, as a privately owned company, were not required to maintain a system of internal control consistent with the requirements of the SEC and the Sarbanes-Oxley Act, or to prepare our own financial statements. As a public reporting company, we are required, among other things, to maintain a system of effective internal control over financial reporting suitable to prepare our publicly reported financial statements in a timely and accurate manner, and also to evaluate and report on such system of internal control. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2009, which will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.

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

Remediation of Material Weaknesses

Since joining the Company in 2006, Donald L. Correll, our Chief Executive Officer, and Ellen C. Wolf, our Chief Financial Officer, have assigned a high priority to the evaluation and remediation of our internal controls, and have taken numerous steps to remediate these material weaknesses and to evaluate and strengthen our other internal controls over financial reporting. Some of the actions taken include:

•	Increasing our internal financial staff numbers and skill levels, and using external resources to supplement our internal staff when necessary;

•	Implementing detailed processes and procedures related to our period end financial closing processes, key accounting applications and our financial reporting processes;

•	Implementing or enhancing systems used in the financial reporting processes and month-end close processes;

•	Conducting extensive training on existing and newly developed processes and procedures as well as explaining to employees Sarbanes-Oxley Act requirements and the value of internal controls;

•	Enhancing our internal audit staff;

•	Hiring a director of internal control and a director of taxes;

•	Implementing a tracking mechanism and new policy and procedure for approval of all contracts and agreements; and

•

Retaining a nationally recognized accounting and auditing firm to assist management in developing policies and procedures surrounding internal controls over financial reporting, to evaluate and test these internal controls and to assist in the remediation of internal control deficiencies.

With respect to the material weaknesses described above, we have initiated a process to clearly delineate our control weaknesses and formulated a remediation plan. We believe that we have substantially completed remediating most of the identified material weaknesses; however, as our testing procedures have not yet been completed, we can make no assurances as to the success of our remediation efforts. As of June 30, 2008, the Company had incurred $57.8 million to remediate these material weaknesses and to document and test key financial reporting controls. We will need to allocate additional resources to enhance the quality of our staff and to carry out the remediation of these material weaknesses. Based upon our current assessment, we expect to complete the remediation of these material weaknesses during 2008 with an estimated additional cost of approximately $2.8 million. The Company cannot indicate with certainty that the material weaknesses will be remediated or what additional costs may be incurred. The Company needs to finalize its remediation efforts of the controls and complete the testing of the effectiveness of controls prior to concluding controls are effective. As a condition to state Public Utility Commissions’ approval of the RWE divestiture, we agreed that costs incurred in connection with our initial internal control and remediation initiatives would not be recoverable in rates charged to our customers. Elements of our remediation activities can only be accomplished over time, and our initiatives provide no assurances that they will result in an effective internal control environment. Our board of directors, in coordination with our audit committee, will continually assess the progress and sufficiency of these initiatives and make adjustments, as necessary.

The Company believes the additional control procedures as designed, when implemented, will fully remediate the above material weaknesses.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting for the three or six-months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously reported under “Business – Legal Proceedings” in the Company’s Form 424(b)(4) prospectus filed April 24, 2008.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 424(b)(4) prospectus filed April 24, 2008, and our Form 10-Q for the quarterly period ended March 31, 2008 filed on May14, 2008, which could materially affect our business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 2008, in connection with the IPO, RWE Aqua Holdings GmbH, the Company’s sole stockholder at this time, approved the adoption of the Company’s Restated Certificate of Incorporation by written consent.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.1	Note Purchase Agreement, dated May 15, 2008, by and between AWCC and the Purchasers named therein for purchase of $110,000,000 6.25% Series G Senior Notes due 2018 and $90,000,000 6.55% Series H Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s current report on Form 8-K, File No. 001-34028, filed May 15, 2008)

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Water Works Company, Inc.
(Registrant)

August 12, 2008	/s/ Donald L. Correll
(Date)	Donald L. Correll
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2008	/s/ Ellen C. Wolf
(Date)	Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Note Purchase Agreement, dated May 15, 2008, by and between AWCC and the Purchasers named therein for purchase of $110,000,000 6.25% Series G Senior Notes due 2018 and $90,000,000 6.55% Series H Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s current report on Form 8-K, File No. 001-34028, filed May 15, 2008)

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.