Form 10-Q
period 2008-09-30
American Water Works Company, Inc.
filed 2008-11-06
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2008
Common Stock, $0.01 par value per share	159,983,844 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $2,932,051 at September 30 and $2,776,950 at December 31	$9,742,671	$9,199,909
Nonutility property, net of accumulated depreciation of $81,561 at September 30 and $67,538 at December 31	128,920	118,052

Total property, plant and equipment	9,871,591	9,317,961

Current assets
Cash and cash equivalents	6,689	13,481
Restricted funds	902	3,258
Utility customer accounts receivable	172,421	147,640
Allowance for uncollectible accounts	(19,669)	(20,923)
Unbilled utility revenues	150,912	134,326
Non-Regulated trade and other receivables, net	75,222	66,540
Federal income taxes receivable	32,530	23,111
Materials and supplies	32,949	27,458
Other	45,268	35,463

Total current assets	497,224	430,354

Regulatory and other long-term assets
Regulatory assets	628,050	628,039
Restricted funds	8,471	10,252
Goodwill	1,704,310	2,456,952
Other	71,086	90,514

Total regulatory and other long-term assets	2,411,917	3,185,757

TOTAL ASSETS	$12,780,732	$12,934,072

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	(Unaudited) September 30, 2008	December 31, 2007
CAPITALIZATION AND LIABILITIES
Capitalization
Common stockholders’ equity	$4,162,357	$4,542,046
Preferred stock without mandatory redemption requirements	4,557	4,568
Long-term debt
Long-term debt	4,669,502	4,674,837
Redeemable preferred stock at redemption value	24,217	24,296

Total capitalization	8,860,633	9,245,747

Current liabilities
Short-term debt	327,185	220,514
Current portion of long-term debt	95,836	96,455
Accounts payable	160,518	168,886
Taxes accrued, including income taxes of $6,819 at September 30 and $8,086 at December 31	65,928	56,002
Interest accrued	91,271	50,867
Other	196,752	181,765

Total current liabilities	937,490	774,489

Regulatory and other long-term liabilities
Advances for construction	629,058	655,375
Deferred income taxes	720,569	638,918
Deferred investment tax credits	34,148	35,361
Regulatory liability-cost of removal	197,910	192,650
Accrued pension expense	253,244	290,722
Accrued postretirement benefit expense	151,899	158,552
Other	117,483	123,871

Total regulatory and other long-term liabilities	2,104,311	2,095,449

Contributions in aid of construction	878,298	818,387
Commitments and contingencies	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$12,780,732	$12,934,072

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues	$672,193	$633,117	$1,768,377	$1,660,394

Operating expenses
Operation and maintenance	342,226	328,305	984,063	910,304
Depreciation and amortization	68,376	69,699	199,599	202,463
General taxes	49,380	47,091	151,074	140,910
(Gain) loss on sale of assets	457	(708)	(413)	(6,821)
Impairment charge	—	243,345	750,000	243,345

Total operating expenses, net	460,439	687,732	2,084,323	1,490,201

Operating income (loss)	211,754	(54,615)	(315,946)	170,193

Other income (deductions)
Interest, net	(72,684)	(68,739)	(212,718)	(211,709)
Allowance for other funds used during construction	4,442	2,028	10,370	5,197
Allowance for borrowed funds used during construction	2,970	846	6,063	2,358
Amortization of debt expense	(1,601)	(1,227)	(4,360)	(3,624)
Preferred dividends of subsidiaries	(55)	(55)	(169)	(169)
Other, net	881	1,362	1,544	4,146

Total other income (deductions)	(66,047)	(65,785)	(199,270)	(203,801)

Income (loss) from continuing operations before income taxes	145,707	(120,400)	(515,216)	(33,608)
Provision for income taxes	57,549	39,717	83,612	74,095

Income (loss) from continuing operations	88,158	(160,117)	(598,828)	(107,703)
Income (loss) from discontinued operations, net of tax	—	—	—	(551)

Net income (loss)	$88,158	$(160,117)	$(598,828)	$(108,254)

Basic earnings per common share(1):
Income (loss) from continuing operations	$0.55	$(1.00)	$(3.74)	$(0.67)

Income (loss) from discontinued operations, net of tax	$—	$—	$—	$0.00

Net income (loss)	$0.55	$(1.00)	$(3.74)	$(0.68)

Diluted earnings per common share(1):
Income (loss) from continuing operations	$0.55	$(1.00)	$(3.74)	$(0.67)

Income (loss) from discontinued operations, net of tax	$—	$—	$—	$0.00

Net income (loss)	$0.55	$(1.00)	$(3.74)	$(0.68)

Average common shares outstanding during the period:
Basic	159,949	160,000	159,960	160,000

Diluted	160,000	160,000	159,960	160,000

(1)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(598,828)	$(108,254)
Adjustments
Depreciation and amortization	199,599	202,463
Impairment charge	750,000	243,345
Amortization of removal costs net of salvage	31,797	22,576
Provision for deferred income taxes	76,742	(1,649)
Amortization of deferred investment tax credits	(1,213)	(1,261)
Provision for losses on utility accounts receivable	13,350	11,073
Allowance for other funds used during construction	(10,370)	(5,197)
Gain on sale of assets	(413)	(6,821)
Other, net	(46,199)	(35,298)
Changes in assets and liabilities
Receivables and unbilled utility revenues	(64,653)	(85,971)
Other current assets	(24,734)	(18,416)
Accounts payable	6,364	(16,520)
Taxes accrued, including income taxes	12,544	79,510
Interest accrued	40,404	22,930
Other current liabilities	8,523	27,403

Net cash provided by operating activities	392,913	329,913

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures	(714,559)	(507,237)
Acquisitions	(8,021)	(944)
Proceeds from sale of assets and securities	12,159	15,588
Proceeds from sale of discontinued operations	—	9,660
Removal costs from property, plant and equipment retirements, net	(17,290)	(5,026)
Net restricted funds released	4,137	5,009

Net cash used in investing activities	(723,574)	(482,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	201,829	2,367,562
Repayment of long-term debt	(199,655)	(492,191)
Net borrowings (repayments) under short-term debt agreements	124,578	(573,745)
Advances and contributions for construction, net of refunds of $48,111 and $28,401 at September 30, 2008 and 2007	3,204	25,645
Change in cash overdraft position	(17,907)	—
Capital contributions	245,000	701,092
Debt issuance costs	(1,037)	(3,511)
Redemption of preferred stock	(151)	(1,750,310)
Dividends paid	(31,992)	—

Net cash provided by financing activities	323,869	274,542

Net increase (decrease) in cash and cash equivalents	(6,792)	121,505
Cash and cash equivalents at beginning of period	13,481	29,754

Cash and cash equivalents at end of period	$6,689	$151,259

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$79,994	$72,096

Non-cash financing activity:
Advances and contributions	$40,906	$60,337
Capital contribution	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Common Stockholders’ Equity

(Unaudited)

(In thousands, except per share data)

	Common Stock, $.01 Par Value: 500,000 Shares Authorized		Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Common Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2007	160,000	$1,600	$5,637,947	$(1,079,118)	$(18,383)	—	$—	$4,542,046

Net loss	—	—	—	(598,828)	—	—	—	(598,828)
Equity investment by RWE	—	—	245,000	—	—	—	—	245,000
Contribution of common stock by RWE	—	—	1,933	—	—	(90)	(1,933)	—
Stock-based compensation activity	—	—	2,476	—	—	74	1,586	4,062
Pension plan amortized to periodic benefit cost:
Prior service cost	—	—	—	—	20	—	—	20
Foreign currency translation	—	—	—	—	2,049	—	—	2,049
Dividends on common stock	—	—	—	(31,992)	—	—	—	(31,992)

Balance at September 30, 2008	160,000	$1,600	$5,887,356	$(1,709,938)	$(16,314)	(16)	$(347)	$4,162,357

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying consolidated balance sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at September 30, 2008, the consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007, the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, and the consolidated statement of changes in common stockholders’ equity for the nine months ended September 30, 2008, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in common stockholders’ equity, the consolidated results of operations, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual consolidated financial statements for the year ended December 31, 2007. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

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

On January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, and nonfinancial assets and liabilities with recurring measurements. The Company’s assets and liabilities measured at fair value on a recurring basis during the period were cash and cash equivalents, restricted funds and short-term debt. These assets and liabilities were measured at fair value on the balance sheet date using quoted prices in active markets (level 1 inputs, as defined by SFAS 157). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material effect on the Company’s results of operations, financial position or cash flows. The Company will be required to measure the assets of its defined benefit pension and other post retirement welfare plans pursuant to SFAS 157 at the next measurement date, which will be December 31, 2008. The Company is evaluating the effect, if any, that the adoption of SFAS 157 for the Company’s nonfinancial assets and liabilities will have on its results of operations, financial position and cash flows.

On October 10, 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When a Market for That Asset Is Not Active” (FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have an impact on the Company’s results of operations, financial position or cash flows.

Note 3: Goodwill

At September 30, 2008, the Company’s goodwill totaled $1,704,310. The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The market price of the Company’s common stock at September 30, 2008 was below its consolidated carrying value. Subsequent to September 30, 2008, the Company’s market price has experienced a high degree of volatility. As a result, management considered whether the Company’s market capitalization being below the consolidated carrying value of its reporting units represented an interim triggering event.

Having considered both qualitative and quantitative factors, management concluded that no interim triggering event has occurred. As such, an interim impairment test was not performed, as management believes there were no significant adverse changes in its business. Further, the Company’s methodology is not based purely on stock price but adjusts for other valuation techniques and relevant market information, as described in the testing methodology below, including the expected impact to the share price once RWE divests a substantial portion of its ownership.

The Company may be required to recognize an impairment as a result of this year’s annual test or at other times in the future. This depends on other factors identified below in the description of the Company’s test approach. These include market price declines such as levels experienced during October 2008, a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities and the lack of an increase in the Company’s market price consistent with increases in the carrying value or to a level consistent with its peer companies. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, may also result in an incremental impairment charge. Further recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to secure financing on attractive terms and maintain compliance with debt covenants.

The following table summarizes the nine-month changes in the Company’s goodwill by reporting unit:

	Regulated Unit	Non-Regulated Units	Consolidated
Balance at December 31, 2007	$2,327,270	$129,682	$2,456,952
Impairment charge	(750,000)	—	(750,000)
Felton water system asset sale	(2,373)	—	(2,373)
Other activity	(269)	—	(269)

Balance at September 30, 2008	$1,574,628	$129,682	$1,704,310

The Company recognized goodwill impairment charges of $0 and $243,345 for the three months ended September 30, 2008 and 2007, respectively and $750,000 and $243,345 for the nine months ended September 30, 2008 and 2007, respectively.

In light of the initial public offering price and trading levels in our common stock since the date of the initial public offering (“IPO”), the Company performed an interim impairment test and, on May 9, 2008, concluded that the current carrying value of the Company’s goodwill was impaired as a result of the current market price at that time and trading levels of the Company’s common stock. The Company believes the initial public offering price was indicative of the value of the Company at March 31, 2008, and accordingly, based on those factors, recorded an impairment charge to goodwill related to its Regulated Businesses in the amount of $750,000 in the financial statements as of and for the fiscal quarter ended March 31, 2008. The impairment charge was primarily due to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than that implied by the trading value of peer companies during the 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased market interest rates). As a result of the impairment charge RWE Aqua Holdings GmbH (“RWE”) transferred $245,000 to the Company on May 13, 2008. This cash was used to reduce short-term debt. RWE is not obligated to make any additional capital contributions.

During the third quarter of 2007, as a result of the Company’s debt being placed on review for a possible downgrade and the proposed sale of a portion of the Company in the IPO, management determined at that time it was appropriate to update its valuation analysis before the next scheduled annual test. Based on this assessment, the Company performed an interim impairment test and recorded an impairment charge to goodwill related to its Regulated Businesses in the amount of $243,345. The decline was primarily due to a slightly lower long-term earnings forecast caused by updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The step 1 calculation used to identify potential impairment compares the fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than such reporting unit’s carrying value, then step 2 shall be performed to measure the amount of the impairment loss (if any) for such reporting units.

The step 2 calculation of the impairment test compares, by reporting unit, the implied fair value of the goodwill to the carrying value of goodwill. The implied fair value of goodwill is equal to the excess of net fair value of each reporting unit’s assets and liabilities above the carrying value of such reporting unit’s assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for any reporting unit, an impairment loss shall be recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit.

If step 2 is required, the determination of the fair value of each reporting unit and the fair value of each reporting unit’s assets and liabilities will be performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date). The step 2 fair value determination will use a combination of the following valuation techniques:

•	quoted market prices of the Company’s securities;

•	observable market prices of comparable equity of publicly-traded water utilities considered by us to be peers; and

•	discounted cash flow models developed from the Company’s internal forecasts.

Each of the Company’s reporting unit’s fair value is determined by weighting, according to relevance, the results of three valuation techniques. The first, and primary, valuation is based upon the observable market price of the Company’s common equity as adjusted for control premiums and other relevant market conditions.

The second model-based valuation technique applies an average peer multiple to the Company’s historic and forecasted cash flows. The cash flow multiple is calculated using the quoted market equity prices of comparable publicly-traded water utilities, and their published cash flows. This market multiple is then applied to the applicable reporting unit’s internal historic and forecasted cash flows as adjusted to remove non-recurring items and forecast acquisitions.

The third model-based valuation technique discounts the five-year business plan forecast cash flows, as adjusted to remove non-recurring items and forecast acquisitions, at the Company’s weighted average cost of capital.

If step 2 of the impairment test is required, the Company will determine the fair value of the applicable reporting unit’s assets and liabilities. The fair values for the majority of such assets and liabilities are equal to their carrying values; however, the fair values of the applicable debt are highly dependent upon market conditions at the measurement date. For the step 2 calculations of the fair value of debts, the Company will use observable prices of instruments and indices which share similar risk to those instruments being valued, adjusted to compensate for different credit profile, collateral, tax treatment and call features, to calculate the fair value of each reporting unit’s debts.

Note 4: Stockholders’ Equity

Common Stock

On April 28, 2008, RWE completed the partial divestiture of its investment in the Company in an IPO through the sale of 58,000 shares of common stock at an IPO price of $21.50. The selling stockholder granted the underwriters a 30-day option to purchase up to an additional 8,700 shares of the Company’s stock at a price of $21.50. On May 27, 2008, the Company announced the underwriters’ partial exercise of their over-allotment option to purchase 5,173 shares to cover over allotments. The Company did not receive any proceeds from the sale of shares. Prior to the IPO, the Company was an indirect wholly-owned subsidiary of RWE. After the IPO, and exercise of the underwriters’ over-allotment option, RWE owns approximately 60% of the Company’s common shares.

Effective the first quarter of 2008, the Company’s Board of Directors’ authorized 50,000 shares of par value $0.01 per share preferred stock. As of September 30, 2008 there are no shares outstanding.

In September of 2008, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of August 15, 2008, amounting to $31,992.

On October 17, 2008, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.20 per share payable on December 1, 2008 to all shareholders of record as of November 18, 2008.

Stock Based Compensation

On April 22, 2008, a subsidiary of RWE contributed 90 shares of the Company’s common stock to the Company and the Company granted 90 restricted stock awards, 269 restricted stock units and 2,078 stock options. The awards were issued to the Company’s employees and certain non-employee directors under its 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). The total aggregate number of shares of common stock that may be issued under the 2007 Plan is 6,000. The restricted stock units and the stock options were awarded in two grants with “Grant 1” vesting on January 1, 2010 and “Grant 2” vesting January 1, 2011. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the 2007 Plan. Additionally during August 2008, the Company granted 5 stock options and 1 restricted stock unit to newly appointed non-employee directors in two grants vesting on January 1, 2011.

The following table presents stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Options	$571	$—	$1,041	$—
Restricted stock units	231	170	667	510
Restricted stock	393	—	1,799	—

Stock-based compensation in operation and maintenance expense	1,195	170	3,507	510
Income tax benefit	(466)	(66)	(1,368)	(199)

After-tax stock-based compensation expense	$729	$104	$2,139	$311

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

The Company recognizes expense for the portion of the awards where achievement is considered probable. As of September 30, 2008, 684 stock option and 88 restricted stock awards are not considered probable to meet performance conditions.

The Company stratified its grant populations and used historic employee turnover rates and general market data to estimate employee forfeitures.

Stock Options

Non-qualified stock options to purchase shares of the Company’s common stock were granted under the 2007 Plan. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options granted become exercisable upon a specified vesting date. The requisite service period for options granted is three years. All stock options expire seven years from the effective date of the grant. The remaining vesting period of the stock options outstanding as of September 30, 2008 ranged from 1.25 years to 2.25 years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

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

The following table presents information with respect to stock option activity as of September 30, 2008.

	Outstanding Shares	Weighted Average Exercise Price (per share)
Nonvested at December 31, 2007	—	—
Granted	2,083	$21.50
Vested	—	—
Forfeited	(14)	21.50

Nonvested at September 30, 2008	2,069	$21.50

There are zero option awards vested and no option awards have been exercised as of September 30, 2008.

As of September 30, 2008, $4,238 of total unrecognized compensation costs related to the nonvested stock options is expected to be recognized over the remaining weighted-average period of 1.9 years.

Restricted Stock Units

The Company granted restricted stock units under the 2007 Plan. The requisite service period for restricted stock units is three years.

The following table presents information with respect to restricted stock unit activity as of September 30, 2008.

	Outstanding Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2007	—	—
Granted	270	$21.50
Vested	—	—
Forfeited	(2)	21.50

Nonvested at September 30, 2008	268	$21.50

As these restricted stock units would have paid-out in cash if the IPO was not completed, the Company reclassified the restricted stock units from liability-classified awards to equity-classified awards as of the completion of the IPO. As of September 30, 2008, $2,280 of total unrecognized compensation costs related to the nonvested restricted stock units is expected to be recognized over the remaining weighted-average period of 2.0 years.

Restricted Stock

The Company granted restricted stock under the 2007 Plan. The requisite service period for the restricted stock is three months.

The following table presents information with respect to restricted stock activity at September 30, 2008.

	Outstanding Shares	Grant Date Fair Value (per share)
Nonvested at December 31, 2007	—	—
Granted	90	$21.50
Vested	(84)	21.50
Forfeited	(6)	21.50

Nonvested at September 30, 2008	—	$—

As of September 30, 2008, the restricted stock was fully vested and there were no unrecognized compensation costs related to the nonvested restricted stock units. The Company recognized an income tax shortfall of $60 at the vesting of these awards.

Employee Stock Purchase Plan

The Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”) was effective as of July 1, 2008. Under the ESPP, employees can use payroll deductions to acquire Company stock at a discount. The Company’s ESPP is considered compensatory under SFAS 123(R). Compensation costs of $77 were recognized for the three and nine months ended September 30, 2008. At September 30, 2008, 23 shares were issued from treasury stock under the ESPP.

Note 5: Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income (loss) to common stock	$88,158	$(160,117)	$(598,828)	$(108,254)
Pension plan amortized to periodic benefit cost:
Prior service cost	7	9	20	27
Actuarial loss	—	18	—	54
Foreign currency translation adjustment	2,212	509	2,049	252

Total comprehensive income (loss)	$90,377	$(159,581)	$(596,759)	$(107,921)

Significant changes in facts and circumstances of the Company’s Canadian subsidiaries indicated that their functional currency changed from the U.S. dollar to the Canadian dollar. In accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”, the Company accounted for the change in functional currency of its Canadian subsidiaries to the Canadian dollar in August of 2008.

Note 6: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Maturity Date	September 30, 2008	December 31, 2007
Long-term debt of American Water Capital Corp. (“AWCC”)

Private activity bonds and government funded debt
Floating rate (a)	1.80%-3.60%	2018-2032	$86,860	$86,860
Senior notes
Fixed rate	5.39%-6.87%	2011-2037	2,884,000	2,712,000

Long-term debt of other subsidiaries

Private activity bonds and government funded debt
Fixed rate	0.00%-6.88%	2009-2038	935,766	942,941
Floating rate (b)	1.70%-10.00%	2015-2032	33,420	178,145
Mortgage bonds

	Rate	Maturity Date	September 30, 2008	December 31, 2007
Fixed rate	6.31%-9.71%	2008-2034	715,800	731,340
Senior debt
Fixed rate	5.60%-9.10%	2009-2025	40,705	45,473
Mandatory redeemable preferred stock	4.60%-9.75%	2013-2036	24,503	24,644
Notes payable and other (c)	5.76%-11.91%	2012-2026	2,993	3,442
Long-term debt			4,724,047	4,724,845

Unamortized debt discount, net (d)			65,508	70,743

Total long-term debt			$4,789,555	$4,795,588

(a)	Variable rate tax-exempt bonds which are remarketed for periods up to 270 days (1 to 119 days during 2008 and 1 to 127 days during 2007). These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. If the remarketing fails and no investors purchase the bonds, the Company is required to purchase the bonds. However, the Company expects investors to purchase the bonds and thus the bonds are classified as long-term.
(b)	$24,860 of the total represents variable rate tax-exempt bonds which are remarketed every 7 to 35 days. These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. The remaining $8,560 represents variable rate tax-exempt bonds remarketed for periods up to 270 days. See (a) above.
(c)	Includes capital lease obligations of $1,870 and $1,982 at September 30, 2008 and December 31, 2007, respectively.
(d)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2008:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes	6.25%	2018	$110,000
American Water Capital Corp.	Senior notes	6.55%	2023	90,000
Other subsidiaries	State financing authority loans and other	1.00%	2024	1,829

Total Issuances				$201,829

The following long-term debt and preferred stock with mandatory redemption requirements were repurchased or retired through optional redemption or payment at maturity during 2008:

Company	Type	Interest Rate	Maturity	Amount
Long-term debt
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries	Senior notes-floating rate	6.48%-10.00%	2021-2032	144,725
Other subsidiaries	Fixed rate bonds and notes	5.05%-9.35%	2008-2029	20,374
Other subsidiaries	State financing authority loans and other	0.00%-9.87%	2008-2034	9,276
Preferred stock with mandatory redemption requirements
Other subsidiaries		4.60%-6.00%	2013-2019	140

Total retirements & redemptions				$202,515

Other subsidiaries fixed rate bonds and notes redemptions includes $2,832 of debt assumed by the purchaser in the Felton water system asset sale. (See Note 15).

Gains from early extinguishment of debt included in interest, net amounted to $0 for the three and nine months ended September 30, 2008 and $4,949 and $13,113 for the three and nine months ended September 30, 2007, respectively.

Interest, net includes interest income of approximately $786 and $5,404 for the three and nine months ended September 30, 2008, respectively and $2,364 and $7,457 for the three and nine months ended September 30, 2007, respectively.

Note 7: Short-Term Debt

The components of short-term debt are as follows:

	September 30, 2008	December 31, 2007
Commercial paper, net of $90 and $680 discount	$131,910	$169,267
Book overdraft	24,291	42,198
Lines of credit	170,984	9,049

Total short-term debt	$327,185	$220,514

Note 8: Income Taxes

The Company’s estimated annual effective tax rate for 2008 is 40.3% compared to 38.6% for 2007, excluding various discrete items including goodwill impairment. The Company’s actual effective tax rates for the three months ended September 30, 2008 and 2007 were 39.5% and (33.0%), respectively. The Company’s actual effective rates for the nine months ended September 30, 2008 and 2007 of (16.2%) and (220.5%), respectively, reflect the tax effects of the goodwill impairments as discrete items as the Company considers this charge an infrequently occurring or unusual event.

During 2006, the Company filed with the Internal Revenue Service (“IRS”) federal refund claims. The majority of the Company’s refund claims were attributable to the carry back of NOL’s generated in 2003. The refund claims procedurally required approval by the Joint Committee of Taxation (“JCT”). In August 2008, the Company received notification from the IRS outlining their final findings from the audit to which the Company and IRS have agreed. Subsequently, the Company received notification that the JCT approved the full agreed refund claim in the amount of $28,763 excluding interest. The Company received $26,796 in October 2008 and expects to receive the remaining portion of the fully agreed refund claim plus interest before December 31, 2008.

Note 9: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of net periodic pension benefit cost
Service cost	$6,551	$6,403	$19,653	$19,209
Interest cost	14,549	13,322	43,647	39,966
Expected return on plan assets	(12,925)	(11,763)	(38,775)	(35,289)
Amortization of:
Prior service cost	45	32	135	96
Actuarial loss	1	66	3	198

Periodic pension benefit cost	8,221	8,060	24,663	24,180

Special termination pension benefit charge	—	—	—	93

Net periodic pension benefit cost	$8,221	$8,060	$24,663	$24,273

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of net periodic other postretirement benefit cost
Service cost	$3,106	$3,171	$9,318	$9,513
Interest cost	7,049	6,346	21,147	19,038
Expected return on plan assets	(5,751)	(5,266)	(17,253)	(15,798)
Amortization of:
Transition obligation	43	43	129	129
Prior service credit	203	(295)	609	(885)
Actuarial loss	(295)	—	(885)	—

Net periodic other postretirement benefit cost	$4,355	$3,999	$13,065	$11,997

The Company contributed $61,000 to its defined benefit pension plan in the first nine months of 2008 and expects to contribute $15,000 during the balance of 2008. In addition, the Company contributed $20,514 for the funding of its other postretirement plans in the first nine months of 2008 and expects to contribute $6,838 during the balance of 2008.

Note 10: Commitments and Contingencies

OMI/Thames Water Stockton, Inc. (“OMI/TW”) is a 50/50 joint venture between a subsidiary of the Company and Operations Management International, Inc. (“OMI”). In February 2003, OMI/TW and the City of Stockton California (the “City”) entered into a 20-year service contract for capital improvements and management services of water, wastewater and storm water utilities. By mutual agreement, OMI/TW and the City of Stockton terminated the contract effective February 29, 2008 (the “Termination Date”). Upon termination, responsibility for management and operation of the system was returned to the City. OMI/TW has agreed to provide a limited twelve month warranty relating to certain components of the facilities that OMI/TW constructed (the “WW39 Plant”), committed to pay for certain employee transition costs and assumed financial responsibility for regulatory fines levied through the Termination Date, if any, resulting from OMI/TW’s failure to comply with applicable National Pollutant Discharge Elimination System permit requirements and/or incidents traced to design defects in the WW39 Plant. During 2007, the California State Water Resources Control Board issued a notice of violation and a corresponding Settlement Communication related to a discharge into an adjacent river. OMI/TW is responsible for any fines that may result from the Settlement Communication. Given the uncertainties related to resolving the remaining issues described above and final settlement with OMI, the Company has a loss reserve of approximately $3,000 and $4,000 at September 30, 2008 and December 31, 2007, respectively.

The Company, through a subsidiary, holds a 50% interest in American Water-Acciona Agua LLC (formerly American Water-Pridesa LLC) (“AW-Acciona”) a Delaware limited liability company. Acciona Agua Corporation (USA) holds the remaining 50% interest. In December 2007, AW-Acciona completed construction of a water filtration plant for total construction costs of approximately $32,000. Generally, as part of the contractual terms relating to construction contracts, the Company provides a one-year construction warranty period. As of September 30, 2008, no claims have been made related to this warranty.

The Company is also routinely involved in condemnation proceedings and legal actions incident to the normal conduct of its business. At September 30, 2008, the Company had accrued approximately $4,800 as probable costs and it is reasonably possible that additional losses could range up to $33,000 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into non-regulated agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2053 and 2059 and have remaining performance commitments as measured by remaining contract revenue of $1,337,103 and $480,742 at September 30, 2008 and December 31, 2007, respectively. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2009 and 2028 and have remaining performance commitments as measured by remaining contract revenue of $343,136 and $403,829 at September 30, 2008 and December 31, 2007, respectively.

Included in the military services performance commitment at September 30, 2008 are contracts the Company was awarded during September 2008 for operation and maintenance of the water and wastewater systems at Army installations at Fort Hood, Texas and Fort Polk, Louisiana. According to the agreements, the awards of the contracts are estimated at approximately $329,000 and $348,000, respectively, over a 50-year period as measured by gross contract revenue subject to price redeterminations and customary federal contracting termination provisions. Federal contract price redetermination is a mechanism to periodically adjust the service fee in subsequent periods to reflect changes in contract obligations and market conditions.

Note 11: Guarantees

The Company guarantees performance on its non-regulated agreements. The Company, through AW-Acciona has contracted with Tampa Bay Water (“Tampa Bay”), an interlocal governmental agency of the State of Florida, to remedy and operate the Tampa Bay Seawater Desalination Plant. The Company entered into a guarantee with Tampa Bay in November 2004 for the full and prompt performance of certain contractual obligations limited to a total aggregate liability of $35,000. Contractual obligations call for certain construction activities and management services to be completed satisfactorily. AW-Acciona took over operation of the plant in January 2005. At December 31, 2007, the plant was fully operational and successful performance testing of the construction activities had been completed. At September 30, 2008 and December 31, 2007, no accruals have been made related to this guarantee.

Note 12: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection and as such the Company periodically becomes subject to environmental claims in the normal course of business. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to approximately $11,000 at September 30, 2008 and December 31, 2007. At September 30, 2008, $10,100 of the reserve relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates.

Note 13: Net Income (Loss) per Common Share

Basic net income (loss) per common share, income (loss) from discontinued operations, net of tax, per common share and income (loss) from continuing operations per common share are based on the weighted average number of common shares outstanding. Outstanding shares consist of issued shares less treasury stock. Diluted net income (loss) per common share, income (loss) from discontinued operations, net of tax, per common share and income (loss) from continuing operations per common share are based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock, restricted stock units, stock options and the employee stock purchase plan. The dilutive effect of restricted stock, restricted stock units, stock options, and the employee stock purchase plan is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock and restricted stock units, exercise of the stock options and purchases under the employee stock purchase plan. The following table sets forth the components of basic and diluted earnings per share and shows the effect of the common stock equivalents on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator
Income (loss) from continuing operations	$88,158	$(160,117)	$(598,828)	$(107,703)
Income (loss) from discontinued operations, net of tax	—		—	(551)

Net income (loss)	$88,158	$(160,117)	$(598,828)	$(108,254)

Denominator
Average common shares outstanding – basic	159,949	160,000	159,960	160,000
Effect of dilutive securities:
Restricted stock units	32	—	—	—
Restricted stock	19	—	—	—

Average common shares outstanding – diluted	160,000	160,000	159,960	160,000

Options to purchase 777 shares of the Company’s common stock were excluded from the calculation of diluted common shares outstanding because the calculated proceeds from the exercise of the options were greater than the average market price of the Company’s common stock during the three month period ended September 30, 2008. There were also 169 restricted stock units and 1,306 stock options which were excluded from the calculation of diluted common shares outstanding because certain performance conditions were not satisfied as of September 30, 2008. All of the potentially dilutive securities have been excluded for the nine months ended September 30, 2008 because they are anti-dilutive. The Company had no potentially dilutive shares for the three and nine month periods ending September 30, 2007.

Note 14: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as the Regulated Businesses and Non-Regulated Businesses segments.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended September 30, 2008
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$603,432	$73,870	$(5,109)	$672,193
Depreciation and amortization	64,046	1,089	3,241	68,376
Impairment charge	—	—	—	—
Total operating expenses, net	399,721	67,044	(6,326)	460,439
Adjusted EBIT (1)	204,963	7,095
Total assets	10,675,905	254,123	1,850,704	12,780,732
Capital expenditures	286,831	1,768	—	288,599

	As of or for the Three Months Ended September 30, 2007
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$571,853	$66,391	$(5,127)	$633,117
Depreciation and amortization	66,996	2,236	467	69,699
Impairment charge	—	—	243,345	243,345
Total operating expenses, net	388,543	63,541	235,648	687,732
Adjusted EBIT (1)	184,549	3,575
Total assets	9,904,688	307,246	2,877,903	13,089,837
Capital expenditures	185,648	17,032	—	202,680

	As of or for the Nine Months Ended September 30, 2008
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$1,579,214	$202,080	$(12,917)	$1,768,377
Depreciation and amortization	187,994	4,358	7,247	199,599
Impairment charge	—	—	750,000	750,000
Total operating expenses, net	1,169,974	187,493	726,856	2,084,323
Adjusted EBIT (1)	411,076	16,358
Total assets	10,675,905	254,123	1,850,704	12,780,732
Capital expenditures	709,765	4,794	—	714,559

	As of or for the Nine Months Ended September 30, 2007
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$1,499,763	$175,172	$(14,541)	$1,660,394
Depreciation and amortization	194,202	7,483	778	202,463
Impairment charge	—	—	243,345	243,345
Total operating expenses, net	1,108,023	161,281	220,897	1,490,201
Adjusted EBIT (1)	394,601	17,606
Total assets	9,904,688	307,246	2,877,903	13,089,837
Capital expenditures	487,089	20,148	—	507,237

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to income (loss) from continuing operations before income taxes:

	For the Three Months Ended September 30, 2008
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$204,963	$7,095	$212,058
Add:
Allowance for other funds used during construction	4,442	—	4,442
Allowance for borrowed funds used during construction	2,970	—	2,970
Less:
Interest, net	(57,906)	904	(57,002)
Preferred dividends of subsidiaries	(55)	—	(55)
Amortization of debt expense	(1,601)	—	(1,601)

Segments’ income from continuing operations before income taxes	$152,813	$7,999	160,812
Interest, net			(15,682)
Other			577

Income from continuing operations before income taxes			$145,707

	For the Three Months Ended September 30, 2007
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$184,549	$3,575	$188,124
Add:
Allowance for other funds used during construction	2,028	—	2,028
Allowance for borrowed funds used during construction	846	—	846
Less:
Interest, net	(55,054)	(2,364)	(57,418)
Preferred dividends of subsidiaries	(55)	—	(55)
Amortization of debt expense	(1,037)	—	(1,037)

Segments’ income from continuing operations before income taxes	$131,277	$1,211	132,488
Impairment charges			(243,345)
Interest, net			(11,321)
Other			1,778

Income from continuing operations before income taxes			$(120,400)

	For the Nine Months Ended September 30, 2008
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$411,076	$16,358	$427,434
Add:
Allowance for other funds used during construction	10,370	—	10,370
Allowance for borrowed funds used during construction	6,063	—	6,063
Less:
Interest, net	(169,727)	2,290	(167,437)
Preferred dividends of subsidiaries	(169)	—	(169)
Amortization of debt expense	(4,360)	—	(4,360)

Segments’ income from continuing operations before income taxes	$253,253	$18,648	271,901
Impairment charges			(750,000)
Interest, net			(45,281)
Other			8,164

Loss from continuing operations before income taxes			$(515,216)

	For the Nine Months Ended September 30, 2007
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$394,601	$17,606	$412,207
Add:
Allowance for other funds used during construction	5,197	—	5,197
Allowance for borrowed funds used during construction	2,358	—	2,358
Less:
Interest, net	(164,255)	(8,031)	(172,286)
Preferred dividends of subsidiaries	(169)	—	(169)
Amortization of debt expense	(3,624)	—	(3,624)

Segments’ income from continuing operations before income taxes	$234,108	$9,575	243,683
			(243,345)
Interest, net			(39,423)
Other			5,477

Income from continuing operations before income taxes			$(33,608)

Note 15: Felton Water System Asset Sale

In September of 2008, the Company’s California subsidiary completed its transfer of ownership of the Felton water system to the San Lorenzo Valley Water District (“SLVWD”). Under the terms of the agreement, SLVWD paid $13,400 for the operating assets of the water system that serves approximately 1,330 customers. The payment includes a $10,568 cash payment and the assumption of $2,832 in debt. Including goodwill, the Company recognized a loss of $381 on the sale of these assets for the three and nine month periods ended September 30, 2008 (See Note 3).

Note 16: Subsequent Event

In November of 2008, the Company received $15,387 of settlement proceeds from lawsuits seeking to recover cleanup and treatment costs and seeking to protect certain groundwater supplies related to contamination by methyl tertiary butyl ether (“MTBE”) and other gasoline additives. The Company has deferred the receipt of cash and is evaluating its regulatory accounting treatment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Rule 424(b)(4) prospectus filed April 24, 2008 with the Securities and Exchange Commission, as well as in Item IA of Part II of this Quarterly Report. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Non-Regulated Businesses segment. For further description of our businesses see the “Business” section found in our Rule 424(b)(4) prospectus filed on April 24, 2008 with the Securities and Exchange Commission.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus filed with the SEC on April 24, 2008, with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Rule 424(b)(4) prospectus filed with the Securities and Exchange Commission on April 24, 2008.

OVERVIEW

Financial Results American Water’s net income was $88.2 million for the three months ended September 30, 2008 compared to a net loss of $160.1 million, which included an impairment charge net of tax of $239.6 million, for the three months ended September 30, 2007. Diluted earnings per average common share were $0.55 for the three months ended September 30, 2008 as compared to ($1.00) for the three months ended September 30, 2007.

American Water’s net loss, which includes an impairment charge net of tax of $738.5 million, was $598.8 million, for the nine months ended September 30, 2008 as compared to net loss of $108.3 million, which also includes an impairment charge net of tax of $239.6 million for the nine months ended September 30, 2007. Diluted loss per average common share was ($3.74) for the nine months ended September 30, 2008 as compared to ($0.68) for the nine months ended September 30, 2007.

The increase in net income for the three months ended September 30, 2008 compared to the same period in the prior year is primarily the result of higher revenues and decreased operating expenses. Revenues for the three months ended September 30, 2008 increased by $39.1 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $31.6 million, which was largely attributable to rate increases, as well as higher revenues of $7.5 million in our Non-Regulated Businesses due to increased Contract Operations Group and Homeowner Services Group revenues. These were partially offset by decreased revenues in our Applied Water Management Group and Canadian Fixed Residuals. Operating expenses for the three months ended September 30, 2008 were $460.4 million compared to $687.7 million, for the three months ended September 30, 2007. Included in the 2007 expenses was an impairment charge of $243.3 million which is discussed in more detail below. Partially offsetting the impairment charge is an increase in our other operating expenses of $16.0 million. This increase was primarily driven by increased operating expenses in our Regulated Businesses of $11.2 million and in our Non-Regulated Businesses of $3.5 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The Regulated Businesses’ increase was mainly driven by higher employee related costs of $13.0 million primarily as a result of enhancing customer service, increased customer billing and accounting expense of $3.7 million and higher maintenance costs of $3.0 million due to increased removal costs partially offset by lower Sarbanes-Oxley remediation and divestiture related costs. The increase in the Regulated Businesses’ employee related costs was mainly due to an increase in the number of employees and wage rate increases, higher stock based compensation expense and higher pension expense in 2008. The increase in the Non-Regulated Businesses’ operating expenses was primarily the result of higher operating and maintenance expenses of $3.9 million which corresponds with their increased revenues, partially offset by lower depreciation expense of $1.1 million. In addition, included in the three months ended September 30, 2007 Non-Regulated Businesses’ results was a gain on sale of assets of $0.8 million.

Other items affecting income from continuing operations for the three months ended September 30, 2008 as compared to the same period in the prior year include increased allowance for funds used during construction (“AFUDC”) of $4.5 million attributable to the increase in construction work in progress primarily in New Jersey and Missouri and higher income tax expense of $17.8 million mainly the result of higher taxable income for the three months ended September 30, 3008 and the inclusion of a $3.7 million tax benefit associated with the impairment charge recorded in the quarter ended September 30, 2007.

For the nine months ended September 30, 2008, revenues increased by $108.0 million compared to the same period in the prior year primarily due to increased revenues in our Regulated Businesses of $79.5 million, which is largely attributable to rate increases, while revenues in our Non-Regulated Businesses increased by $26.9 million due to increased Contract Operations and Homeowner Services Group revenues, partially offset by decreased revenues in our Applied Water Management Group. Operating expenses for the nine months ended September 30, 2008 were $2,084.3 million compared to $1,490.2 million for the nine months ended September 30, 2007. Impairment charges were included in both periods’ operating expenses. The impairment charge for the nine months ended September 30, 2008 was $750.0 million compared to $243.3 million for the nine months ended September 30, 2007. These impairment charges are discussed in more detail below. The remaining increase in operating expenses for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily the result of increased operating expenses in our Regulated Businesses of $62.0 million and in our Non-Regulated Businesses of $26.2 million. The increase in our Regulated Businesses’ operating expenses was mainly driven by higher employee related costs of $38.1 million due to $3.3 million of wages related to job reclassification of certain hourly employees for services performed, stock based compensation expense of $3.5 million including $1.8 million attributable to the issuance of awards granted in connection with the IPO, an increase in the number of employees primarily as a result of enhancing customer service and wage rate increases in 2008 as well as higher pension expense in 2008. The Regulated Businesses’ maintenance costs increased by $13.8 million primarily due to higher removal costs, increased expenses of $2.2 million associated with a project in Illinois to perform valve and hydrant maintenance as well as increased tank painting expenses. Also contributing to the Regulated Businesses variance was higher production costs of $5.2 million, primarily fuel and power, as well as chemical costs and higher general taxes of $9.4 million mainly due to increased gross receipts and property taxes. Partially offsetting these increases was lower depreciation expense as a result of depreciation rate adjustments resulting from rate orders, particularly in our Pennsylvania subsidiary. The increase in our Non-Regulated Businesses’ operating expenses was mainly due to higher operation and maintenance expenses of $22.6 million in 2008 which corresponds with their increased revenues partially offset by lower depreciation expense. In addition, included in the nine months ended September 30, 2007 was a gain on sale of assets of $6.9 million.

Other items affecting income from continuing operations for the nine months ended September 30, 2008 as compared to the same period in the prior year include increased AFUDC of $8.9 million attributable to the increase in construction work in progress primarily in New Jersey and Missouri.

Regulatory Developments During the three months ended September 30, 2008, we received authorizations for additional annualized revenues from general rate cases in Illinois and Tennessee amounting to $23.3 million. Illinois’s rates were effective in the third quarter of 2008 while the Tennessee rates are effective October 1, 2008. In the first nine months of 2008 we received authorizations for additional annualized revenues from general rate cases of $73.9 million. As of September 30, 2008, we were awaiting final orders for Ohio and Hawaii’s general cases that were filed in 2007, requesting $5.5 million and $1.3 million, respectively, in total additional annual revenues. In October 2008, The Hawaii Public Utility Commission approved on an interim basis an increase in additional annualized revenues of $0.7 million. The interim rates will be effective for the fourth quarter of 2008. In the first nine months of 2008, we filed general rate cases in ten additional states that would provide $272.9 million of additional revenues, if approved as filed. Of the rate cases filed in 2008, two states’ rates were effective through the nine months ended September 30, 2008 with an additional annualized increase of $1.9 million and are included in the $73.9 million of annualized revenues referred to above. In addition, new rates which would provide for additional $4.3 million of annualized revenues were put into effect under bond for our Virginia subsidiary. In October 2008, the Virginia commission issued a final order which would provide $3.4 million in additional annual revenue. The residual amount of $260.8 million for the other eight states remains under consideration by state public utility commissions at this time. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted. On October 1, 2008, additional annualized revenues of $4.1 million resulting from infrastructure charges for our Pennsylvania subsidiary became effective.

Financing Activities During the nine months ended September 30, 2008, we met our capital resource requirements with internally generated cash as well as funds from external sources primarily through commercial paper, borrowings under our credit facilities and the issuance of $200.0 million of private placement debt. In addition, as a result of the impairment charge, RWE made a capital contribution in the second quarter of 2008 of $245.0 million. The cash was used to reduce short-term debt.

Felton Sale In September 2008, our California subsidiary completed its sale of the Felton water system to SLVWD. Under the terms of the agreement, SLVWD paid $13.4 million for the operating assets of the water system, which serves approximately 1,330 customers in Felton. The payment included a $10.6 million cash payment to California American Water and the assumption by SLVWD of $2.8 million in debt. The sale of the Felton system resulted in a loss on sale of $0.4 million.

Initial Public Offering Our common stock began trading on the New York Stock Exchange on April 23, 2008. On April 28, 2008, the Company completed its initial public offering (“IPO”). RWE Aqua Holdings GmbH, the Company’s selling stockholder, sold 58.0 million shares of the Company’s common stock at a price of $21.50 per share. The selling stockholder granted the underwriters a 30-day option to purchase up to an additional 8.7 million shares of the Company’s stock at a price of $21.50. On May 27, 2008, the Company announced the underwriters’ partial exercise of their option to purchase 5.2 million shares to cover over allotments. The Company did not receive any proceeds from the sale of shares. Prior to the IPO, the Company was an indirect wholly-owned subsidiary of RWE. After the IPO, and the exercise of the underwriters’ over-allotment option, RWE owns approximately 60% of the Company’s common shares.

On April 22, 2008, a subsidiary of RWE contributed approximately 89,900 shares of the Company’s common stock to the Company and the Company granted approximately 89,900 restricted stock awards, 269,300 restricted stock units and 2.1 million stock options. The awards were issued to the Company’s employees and certain non-employee directors under our 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). The total aggregate number of shares of common stock that may be issued under the 2007 Plan is 6.0 million. The restricted stock units and the stock options were awarded in two grants with “Grant 1” vesting on January 1, 2010 and “Grant 2” vesting on January 1, 2011. Shares issued under the 2007 Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the 2007 Plan. Additionally during August 2008, the Company granted 4,759 stock options and 602 restricted stock units to newly appointed non-employee directors in two grants vesting on January 1, 2011.

Effective the first quarter of 2008, the Company’s Board of Directors authorized 50.0 million shares of par value $0.01 per share preferred stock. As of September 30, 2008 there are no shares outstanding.

Impairment Charge: At September 30, 2008, the Company’s goodwill totaled $1,704.3 million. The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The market price of the Company’s common stock at September 30, 2008 was below its consolidated carrying value. Subsequent to September 30, 2008, the Company’s market price has experienced a high degree of volatility. As a result, management considered whether the Company’s market capitalization being below the consolidated carrying value of its reporting units represented an interim triggering event.

Having considered both qualitative and quantitative factors, management concluded that no interim triggering event has occurred. As such, an interim impairment test was not performed, as management believes there were no significant adverse changes in its business. Further, the Company’s methodology is not based purely on stock price but adjusts for other valuation techniques and relevant market information, as described in the testing methodology below, including the expected impact to the share price once RWE divests a substantial portion of its ownership.

The Company may be required to recognize an impairment as a result of this year’s annual test or at other times in the future. This depends on other factors identified below in the description of the Company’s test approach. These include market price declines such as levels experienced during October 2008, a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities and the lack of an increase in the Company’s market price consistent with increases in the carrying value or to a level consistent with its peer companies. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, may also result in an incremental impairment charge. Further recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to secure financing on attractive terms and maintain compliance with debt covenants.

In light of the initial public offering price and trading levels in our common stock since the date of the IPO, the Company performed an interim impairment test and, on May 9, 2008, concluded that the current carrying value of the Company’s goodwill was impaired as a result of the current market price at that time and trading levels of the Company’s common stock. The Company believes the initial public offering price was indicative of the value of the Company at March 31, 2008, and accordingly, based on those factors, recorded an impairment charge to goodwill related to its Regulated Businesses in the amount of $750.0 million in the financial statements as of and for the fiscal quarter ended March 31, 2008. The impairment charge was primarily due to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than that implied by the trading value of peer companies during the 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased market interest rates). As a result of the impairment charge RWE Aqua Holdings GmbH transferred $245.0 million to the Company on May 13, 2008. This cash was used to reduce short-term debt. RWE is not obligated to make any additional capital contributions.

During the third quarter of 2007, as a result of the Company’s debt being placed on review for a possible downgrade and the proposed sale of a portion of the Company in the IPO, management determined at that time it was appropriate to update its valuation analysis before the next scheduled annual test. Based on this assessment, the Company performed an interim impairment test and recorded an impairment charge to goodwill related to its Regulated Businesses in the amount of $243.3 million. The decline was primarily due to a slightly lower long-term earnings forecast caused by updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The step 1 calculation used to identify potential impairment compares the fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than such reporting unit’s carrying value, then step 2 shall be performed to measure the amount of the impairment loss (if any) for such reporting units.

The step 2 calculation of the impairment test compares, by reporting unit, the implied fair value of the goodwill to the carrying value of goodwill. The implied fair value of goodwill is equal to the excess of net fair value of each reporting unit’s assets and liabilities above the carrying value of such reporting unit’s assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for any reporting unit, an impairment loss shall be recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit.

If step 2 is required, the determination of the fair value of each reporting unit and the fair value of each reporting unit’s assets and liabilities will be performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date). The step 2 fair value determination will use a combination of the following valuation techniques:

•	quoted market prices of the Company’s securities;

•	observable market prices of comparable equity of publicly-traded water utilities considered by us to be peers; and

•	discounted cash flow models developed from the Company’s internal forecasts.

Each of the Company’s reporting unit’s fair value is determined by weighting, according to relevance, the results of three valuation techniques. The first, and primary, valuation is based upon the observable market price of the Company’s common equity as adjusted for control premiums and other relevant market conditions.

The second model-based valuation technique applies an average peer multiple to the Company’s historic and forecasted cash flows. The cash flow multiple is calculated using the quoted market equity prices of comparable publicly-traded water utilities, and their published cash flows. This market multiple is then applied to the applicable reporting unit’s internal historic and forecasted cash flows as adjusted to remove non-recurring items and forecast acquisitions.

The third model-based valuation technique discounts the five-year business plan forecast cash flows, as adjusted to remove non-recurring items and forecast acquisitions, at the Company’s weighted average cost of capital.

If step 2 of the impairment test is required, the Company will determine the fair value of the applicable reporting unit’s assets and liabilities. The fair values for the majority of such assets and liabilities are equal to their carrying values; however, the fair values of the applicable debt are highly dependent upon market conditions at the measurement date. For the step 2 calculations of the fair value of debts, the Company will use observable prices of instruments and indices which share similar risk to those instruments being valued, adjusted to compensate for different credit profile, collateral, tax treatment and call features, to calculate the fair value of each reporting unit’s debts.

Other Matters

Acquisitions During the third quarter of 2008 our Regulated Businesses completed a number of water and wastewater acquisitions amounting to approximately $7.8 million. The larger acquisitions included our West Virginia subsidiary acquiring the water and wastewater systems in Fayetteville, West Virginia which will add 1,861 water customers and 1,082 sewer customers and our Pennsylvania subsidiary acquiring the water and wastewater assets of the Claysville-Donegal Joint Municipal Authority which provide drinking water to approximately 550 customers, as well as wastewater treatment services to nearly 500 customers and Three Lane Utilities, Inc which will add nearly 200 water customers.

On October 30, 2008, our Pennsylvania subsidiary acquired the wastewater assets of Clarion Area Authority (“CAA”) for approximately $4.0 million. CAA provided wastewater service to approximately 2,200 customer connections, completely within our water footprint.

Newly Awarded Contract for our Non-Regulated Business In September 2008, our Contracts Operation Group was awarded two United States military contracts for operation and maintenance of the water and wastewater systems at Fort Polk and Fort Hood Army Installations. The estimated gross revenues we will receive from these 50-year fixed price contracts which are subject to modification as described below will be approximately $348 million and $329 million for Fort Polk and Fort Hood, respectively. All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In either event, we are entitled to recover the remaining amount of our capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions.

Dividend There were no dividend payments made for 2007 or the six months ended June 30, 2008. We paid a dividend of $0.20 per share on September 2, 2008. On October 17, 2008 we declared a dividend of $0.20 per share payable to holders of record on November 18, 2008, which will be paid on December 1, 2008.

Business Transformation As part of our strategy to improve operational efficiencies, we are evaluating our processes to optimize workflow throughout our field operations as well as streamlining our back-office operations, as we believe are necessary and appropriate. When we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness. We are currently developing a timeline for the implementation of this strategy and currently expect to complete our planning in early 2009.

Results of Operations

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

	For the three months ended September 30,		Favorable (Unfavorable) Change
(In thousands)	2008	2007
Operating revenues	$672,193	$633,117	$39,076

Operating expenses
Operation and maintenance	342,226	328,305	(13,921)
Depreciation and amortization	68,376	69,699	1,323
General taxes	49,380	47,091	(2,289)
(Gain) loss on sale of assets	457	(708)	(1,165)
Impairment charge	—	243,345	243,345

Total operating expenses, net	460,439	687,732	227,293

Operating income (loss)	211,754	(54,615)	266,369

Other income (deductions)
Interest, net	(72,684)	(68,739)	(3,945)
Allowance for other funds used during construction	4,442	2,028	2,414
Allowance for borrowed funds used during construction	2,970	846	2,124
Amortization of debt expense	(1,601)	(1,227)	(374)
Preferred dividends of subsidiaries	(55)	(55)	—
Other, net	881	1,362	(481)

Total other income (deductions)	(66,047)	(65,785)	(262)

Income (loss) from continuing operations before income taxes	145,707	(120,400)	266,107
Provision for income taxes	57,549	39,717	(17,832)

Income (loss) from continuing operations	88,158	(160,117)	248,275
Income (loss) from discontinued operations, net of tax	—	—	—

Net income (loss)	$88,158	$(160,117)	$248,275

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the three months ended September 30,
	2008		2007
	Regulated Businesses	Non- Regulated Businesses	Regulated Businesses	Non- Regulated Businesses
	(In thousands)
Operating revenues	$603,432	$73,870	$571,853	$66,391
Adjusted EBIT[1]	$204,963	$7,095	$184,549	$3,575

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

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. As such, our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. The table below details the annualized revenues, including step increases, resulting from rate authorizations, including infrastructure charges, which were granted and became effective in the third quarter of 2008.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
Illinois	$21.6
Virginia*	3.4
Tennessee	1.7

Total	$26.7

*	New rates were put into effect in July 2008 under bond and a final order was received in October 2008 which will provide for additional annualized revenue of $3.4 million for jurisdictional customers and a $0.3 million increase for non-jurisdictional customers which is not subject to commission filing.

Operating revenues increased by $39.1 million, or 6.2% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Regulated Businesses’ revenues increased by $31.6 million, or 5.5% for the three months ended September 30, 2008 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the three months ended September 30, 2008 increased by $7.5 million, or 11.3% compared to the three months ended September 30, 2007.

The increase in revenues from the Regulated Businesses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to rate increases obtained through general rate cases in Pennsylvania, Missouri and Indiana (which were granted and became effective in 2007) as well as other states totaling approximately $43.0 million. These increases were offset by a $11.4 million decrease in revenues related to reduced customer consumption, mainly in our Midwestern and Mid-Atlantic state subsidiaries for the three months ended September 30, 2008 compared to the same period in the prior year.

Non-Regulated Businesses’ operating revenues increased by $7.5 million, or 11.3% for the three months ended September 30, 2008 compared to the same period in 2007. The net increase was primarily attributable to higher revenues of $7.6 million in our Contract Operations Group and $1.7 million in our Homeowner Services Group, partially offset by decreased revenues of $1.2 million and $0.6 million in our Applied Water Management Group and Canadian Fixed Residual, respectively. The increase in Contract Operations Group revenues was primarily due to additional revenues associated with design and build contracts, as well as increased military project revenues. The increase from our Homeowner Service Group represented increased product penetration within its existing customer base. Applied Water Management Group revenues were lower due to the decline in design and build activity resulting from the downturn in new home construction.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the three months ended September 30,
	Operating Revenues		Water Sales Volume
Customer Class	2008	2007	2008	2007
Water service:
Residential	58.5%	58.4%	53.5%	53.8%
Commercial	19.9%	20.1%	22.5%	22.2%
Industrial	4.7%	4.6%	9.7%	10.1%
Public and other	11.7%	11.9%	14.3%	13.9%
Other water revenues	1.8%	1.7%	—	—

Total water revenues	96.6%	96.7%	100.0%	100.0%

Wastewater service	3.4%	3.3%

	100.0%	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes in gallons by customer class.

Water Services—Water service operating revenues from residential customers for the three months ended September 30, 2008 totaled $353.3 million, a $19.9 million increase, or 6.0%, over the same period of 2007, mainly due to rate increases offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 5.3% for the three months ended September 30, 2008 to 65.5 billion gallons, from 69.2 billion gallons for the same period in 2007, largely as a result of wetter weather conditions in California and our Midwestern states.

Water service operating revenues from commercial water customers for the three months ended September 30, 2008 increased by $4.7 million, or 4.1%, to $119.9 million mainly due to rate increases offset by decreases in sales volume compared to the same period in 2007. The volume of water sold to commercial customers decreased by 3.5% for the three months ended September 30, 2008, to 27.5 billion gallons, from 28.5 billion gallons for the three months ended September 30, 2007.

Water service operating revenues from industrial customers totaled $28.1 million for the three months ended September 30, 2008, an increase of $1.7 million, or 6.4%, over those recorded for the same period of 2007 mainly due to rate increases offset by decreased sales volume. The volume of water sold to industrial customers totaled 11.9 billion gallons for the three months ended September 30, 2008, a decrease of 8.5% from the 13.0 billion gallons for the three months ended September 30, 2007.

Water service operating revenues from public and other customers increased $2.4 million, or 3.5%, for the three months ended September 30, 2008 to $70.6 million from $68.2 million for the three months ended September 30, 2007 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $25.9 million for the three months ended September 30, 2008, an increase of $1.2 million over the same period of 2007. Revenues generated by sales to governmental entities and resale customers for the three months ended September 30, 2008 totaled $44.7 million, an increase of $1.2 million from the three months ended September 30, 2007.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $1.6 million, or 8.4%, to $20.7 million for the three months ended September 30, 2008, from $19.1 million for the same period of 2007. The increase was attributable to increases in rates charged to customers principally in Arizona, Hawaii, and New Jersey.

Operation and maintenance Operation and maintenance expense increased $13.9 million, or 4.2%, for the three months ended September 30, 2008 compared to the same period in the prior year.

Operation and maintenance expenses for the three months ended September 30, 2008 and 2007, by major expense category, were as follows:

	For the three months ended September 30,
	2008	2007*
	(In thousands)
Production costs	$84,093	$83,496
Employee-related costs	127,384	112,815
Operating supplies and services	72,152	83,937
Maintenance materials and services	32,049	27,646
Customer billing and accounting	13,445	8,623
Other	13,103	11,788

Total	$342,226	$328,305

*	Certain 2007 amounts have been reclassified within operating expenses to conform to the 2008 presentation.

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $0.6 million, or 0.7%, for the three months ended September 30, 2008 compared to the same period in 2007. The increase was primarily due to increased fuel and power costs of $0.7 million which can be attributed to increases in electricity prices.

Employee-related costs including wage and salary, group insurance, and pension expense increased $14.6 million or 12.9%, for the three months ended September 30, 2008 compared to the same period in the prior year. These employee related costs represented 37.2% and 34.4% of operation and maintenance expenses for the three months ended September 30, 2008 and 2007, respectively. The employee related cost increase of $13.0 million and $0.7 million in our Regulated and Non-Regulated Businesses, respectively, was primarily the result of stock based compensation expense of $1.0 million including $0.4 million attributable to awards granted in connection with the IPO, as well as an increase in the number of employees primarily as a result of enhancing customer service and wage rate increases. In addition, our Regulated Businesses’ pension expense increased $1.8 million or 19.2% for the three months ended September 30, 2008 compared to the same period in the prior year. Pension expense in excess of the amount contributed to the pension plans is deferred by certain of our regulated subsidiaries pending future recovery in rates as contributions are made to the plans. Although our pension expense in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) remained relatively unchanged, pension expense increased for the three months ended September 30, 2008 due to increased contributions in certain of our regulated operating companies whose costs are recovered based on the Company’s funding policy which is the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”), rather than the SFAS 87 expense. The increase in the contributions is attributable to lower than expected returns on plan assets.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the three months ended September 30, 2008, these costs decreased by $11.8 million or 14.0%, compared to the same period in 2007. Factors contributing to this decrease include a decrease of $8.5 million in Sarbanes-Oxley remediation costs, mainly consulting fees, decreased legal expenses, and a 2007 loss reserve adjustment in our West Virginia subsidiary for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Also, contributing to the decrease are lower divestiture costs of $2.6 million for the three months ended September 30, 2008 including costs associated with regulatory approval, condemnation and retention/completion bonuses. Partially offsetting these decreases was an overall increase in general office and travel costs of $0.9 million mainly due to inflation, and higher fuel and other transportation costs of $0.9 million.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $4.4 million or by 15.9%, for the three months ended September 30, 2008 compared to the same period in the prior year. Regulated Businesses’ maintenance materials and service costs increased by $3.0 million for the three months ended September 30, 2008 compared to the same period in the prior year due to higher cost of removal expenses amounting to $3.8 million in certain of our operating companies offset by $0.7 million of lower paving expenses for our Illinois and Missouri subsidiaries. Our Non-Regulated Businesses’ maintenance expense increased by $1.4 million for the three months ended September 30, 2008 compared to the same period in the prior year primarily due to higher frequency service line protection contract usage by Homeowner Services Group customers as well as increased costs in the Contract Operations Group mainly attributable to costs associated with new military operations and maintenance projects.

Customer billing and accounting expenses increased by $4.8 million, or 55.9%, for the three months ended September 30, 2008 compared to the same period in the prior year. The increase was the result of higher uncollectible accounts expense in our Regulated Businesses of $2.5 million including increases in specific provisions for certain receivables due to the uncertainty of collectibility and stricter shut-off practices for delinquent accounts by certain subsidiaries. In addition, the 2008 expense is higher as the 2007 expense included recoveries of amounts previously written off. Our Non-Regulated Businesses uncollectible expense also increased by $1.6 million primarily due to our Applied Water Group as a result of the downturn in the construction market.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $1.3 million, or 11.2%, in 2008 primarily due to increased regulatory expenses of $3.3 million related to write-offs of deferred rate case expenses, primarily in Tennessee and Ohio of $1.7 million and $0.5 million, respectively. Partially offsetting these increases, insurance costs decreased $2.0 million for the three months ended September 30, 2008 due to more favorable claims experience compared to the three months ended September 30, 2007.

Depreciation and amortization Depreciation and amortization expense decreased by $1.3 million, or 1.9%, for the three months ended September 30, 2008 compared to the same period in the prior year. This decrease was primarily due to depreciation rate adjustments resulting from rate orders, particularly in our Pennsylvania subsidiary offset by increased expense due to additional utility plant placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $2.3 million, or 4.9%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase is primarily due to increased gross receipts taxes in New Jersey of $1.9 million and in Missouri of $0.9 million offset by lower property taxes of $0.6 million in Pennsylvania.

Gain on sale of assets Loss on sale of assets was $0.5 million for the three months ended September 30, 2008 primarily due to the Felton Sale as compared to a gain of $0.7 million for the three months ended September 30, 2007 due to non-recurring sales of assets no longer used in our operations.

Impairment charge There was no impairment charge for the three months ended September 30, 2008. For the three months ended September 30, 2007, we recorded an impairment charge to goodwill of our Regulated Businesses in the amount of $243.3 million. The 2007 impairment charge was primarily due to slightly lower long-term earnings forecast caused by updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery.

Other income (deductions) Interest expense, net of interest income, is the primary component of our other income (deductions), increased by $3.9 million, or 5.7%, for the three months ended September 30, 2008 compared to the same period in the prior year. The increase is primarily due to the increased borrowings associated with capital expenditures. Offsetting the change in interest expense is an increase in AFUDC of $4.5 million for the three months ended September 30, 2008 compared to the same period in 2007 as a result of increased construction work in progress. Other items contributing to the change include lower miscellaneous income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily as a result an increase in the amortization of debt expense of $0.4 million for the three months ended September 30, 2008 compared to same period in 2007 as a result of the debt restructuring.

Provision for income taxes Our consolidated provision for income taxes increased $17.8 million or 44.8%, to $57.5 million for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2008 was 39.5%. Our effective tax rate for the third quarter 2007 of (33.0%) reflects the tax effect of the goodwill impairment as a discrete item as we considered this charge an infrequently occurring or unusual event.

Net income (loss). Net income increased $248.3 million, to $88.2 million for the three months ended September 30, 2008 from a net loss of $160.1 million for the three months ended September 30, 2007. The increase is the result of the aforementioned changes.

Nine months Ended September 30, 2008 Compared To Nine months Ended September 30, 2007

	For the nine months ended September 30,		Favorable (Unfavorable) Change
(In thousands)	2008	2007
Operating revenues	$1,768,377	$1,660,394	$107,983

Operating expenses
Operation and maintenance	984,063	910,304	(73,759)
Depreciation and amortization	199,599	202,463	2,864
General taxes	151,074	140,910	(10,164)
Gain on sale of assets	(413)	(6,821)	(6,408)
Impairment charge	750,000	243,345	(506,655)

Total operating expenses, net	2,084,323	1,490,201	(594,122)

Operating income (loss)	(315,946)	170,193	(486,139)

Other income (deductions)
Interest, net	(212,718)	(211,709)	(1,009)
Allowance for other funds used during construction	10,370	5,197	5,173
Allowance for borrowed funds used during construction	6,063	2,358	3,705
Amortization of debt expense	(4,360)	(3,624)	(736)
Preferred dividends of subsidiaries	(169)	(169)	—
Other, net	1,544	4,146	(2,602)

Total other income (deductions)	(199,270)	(203,801)	4,531

Income (loss) from continuing operations before income taxes	(515,216)	(33,608)	(481,608)
Provision for income taxes	83,612	74,095	(9,517)

Income (loss) from continuing operations	(598,828)	(107,703)	(491,125)
Income (loss) from discontinued operations, net of tax	—	(551)	551

Net income (loss)	$(598,828)	$(108,254)	$(490,574)

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the nine months ended September 30,
	2008		2007
	Regulated Businesses	Non- regulated Businesses	Regulated Businesses	Non- regulated Businesses
	(In thousands)
Operating revenues	$1,579,214	$202,080	$1,499,763	$175,172
Adjusted EBIT[1]	$411,076	$16,358	$394,601	$17,606

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

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial and industrial customers. As such, our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. The table below details the annualized revenues, including step increases, resulting from rate authorizations, including infrastructure charges, which were granted and became effective in the nine months ended September 30, 2008.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
Illinois	$21.6
California	13.0
New York	6.6
Iowa	4.3
Arizona	8.6
West Virginia	14.5
Virginia*	3.4
Tennessee	1.7
Other	0.2
Infrastructure Charges:
Pennsylvania**	4.6
Indiana	3.9
Missouri	2.7
Illinois	1.1

Total	$86.2

*	New rates were put into effect in July 2008, under bond and a final order was received in October 2008 which will provide for additional annualized revenues of $3.4 million for jurisdictional customers and a $0.3 million increase for non-jurisdictional customers which is not subject to commission filing.
**	Does not include annualized increases for infrastructure charge which were granted in the third quarter of 2008 of $5.7 million in our Pennsylvania subsidiary, effective October 1, 2008.

Operating revenues increased by $108.0 million, or 6.5% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Regulated Businesses’ revenues increased by $79.5 million, or 5.3% for the nine months ended September 30, 2008 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the nine months ended September 30, 2008 increased by $26.9 million, or 15.4% compared to the nine months ended September 30, 2007.

The increase in the Regulated Businesses’ revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to rate increases obtained through general rate cases in New Jersey, Pennsylvania, Missouri and Indiana (which were granted and became effective in 2007) as well as other states totaling approximately $95.1 million and a $1.4 million retroactive rate adjustment in California made in June 2008. This increase was offset by a $25.0 million decrease in revenues related to lower customer consumption, mainly in our states in the Midwestern region of the United States, for the nine months ended September 30, 2008 compared to the same period in the prior year.

Non-Regulated Businesses’ operating revenues increased by $26.9 million, or 15.4% for the nine months ended September 30, 2008 compared to the same period in 2007. The net increase was primarily attributable to higher revenues of $28.6 million in our Contract Operations Group and $5.6 million in our Homeowner Services Group, partially offset by decreased revenues of $6.8 million and $0.7 million in our Applied Water Management Group and Canadian Fixed Residuals, respectively. The increase in Contract Operations Group revenues was primarily attributable to incremental revenues associated with design and build contracts, as well as increased military construction and operations & maintenance project revenues. The increase from our Homeowner Service Group represented increased product penetration within its existing customer base. Applied Water Management Group revenues were lower due to the decline in design and build activity resulting from the downturn in new home construction.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the nine months ended September 30,
	Operating Revenues		Water Sales Volume
Customer Class	2008	2007	2008	2007
Water service:
Residential	57.9%	57.9%	53.0%	53.0%
Commercial	19.3%	19.4%	22.1%	21.9%
Industrial	5.0%	4.8%	10.5%	10.5%
Public and other	12.1%	12.3%	14.4%	14.6%
Other water revenues	2.0%	1.8%	—	—

Total water revenues	96.3%	96.2%	100.0%	100.0%

Wastewater service	3.7%	3.8%

	100.0%	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and water associated sales volumes in gallons by customer class.

Water Services—Water service operating revenues from residential customers for the nine months ended September 30, 2008 totaled $913.1 million, a $44.3 million increase, or 5.1%, over the same period of 2007, mainly due to rate increases offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 3.5% for the nine months ended September 30, 2008 to 162.3 billion gallons, from 168.2 billion gallons for the same period in 2007, largely as a result of wetter weather conditions in California and the Midwestern region in the United States.

Water service operating revenues from commercial water customers for the nine months ended September 30, 2008 increased by $14.3 million, or 4.9%, to $305.4 million mainly due to rate increases offset by decreases in sales volume compared to the same period in 2007. The volume of water sold to commercial customers decreased by 2.9% for the nine months ended September 30, 2008, to 67.8 billion gallons, from 69.8 billion gallons for the nine months ended September 30, 2007.

Water service operating revenues from industrial customers totaled $78.4 million for the nine months ended September 30, 2008, an increase of $5.9 million, or 8.1%, over those recorded for the same period of 2007 mainly due to rate increases offset by decreased sales volume. The volume of water sold to industrial customers totaled 32.2 billion gallons in the nine months ended September 30, 2008, a decrease of 3.6% from the 33.4 billion gallons for the nine months ended September 30, 2007.

Water service operating revenues from public and other customers increased $7.1 million, or 3.9%, for the nine months ended September 30, 2008 to $191.4 million from $184.3 million for the nine months ended September 30, 2007 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $77.8 million for the nine months ended September 30, 2008, an increase of $3.8 million over the same period of 2007. Revenues generated by sales to governmental entities and resale customers for the nine months ended September 30, 2008 totaled $113.6 million, an increase of $3.3 million from the nine months ended September 30, 2007.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $2.5 million, or 4.4%, to $59.1 million for the nine months ended September 30, 2008, from $56.6 million for the same period of 2007. The increase was attributable to increases in rates charged to customers principally in Arizona, Hawaii, and New Jersey.

Operation and maintenance Operation and maintenance expense increased $73.8 million, or 8.1%, for the nine months ended September 30, 2008 compared to the same period in the prior year.

Operation and maintenance expenses for the nine months ended September 30, 2008 and 2007, by major expense category, were as follows:

	For the nine months ended September 30,
	2008	2007*
	(In thousands)
Production costs	$220,902	$212,612
Employee-related costs	385,639	341,154
Operating supplies and services	208,394	211,012
Maintenance materials and services	104,218	87,250
Customer billing and accounting	32,796	26,025
Other	32,114	32,251

Total	$984,063	$910,304

*	Certain 2007 amounts have been reclassified within operating expenses to conform to the 2008 presentation.

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $8.3 million, or 3.9%, for the nine months ended September 30, 2008 compared to the same period in 2007. The increase was primarily the result of increased costs in our Regulated Businesses of $5.2 million. Fuel and power costs were higher by $2.8 million due to increases in electricity prices. Chemical costs also increased by $2.1 million primarily due to rising chemical costs and waste disposal costs were also higher by $0.7 million. Partially offsetting these increases was lower purchased water costs of $0.4 million.

Employee-related costs including wage and salary, group insurance, and pension expense increased $44.5 million or 13.0%, for the nine months ended September 30, 2008 compared to the same period in the prior year. These employee related costs represented 39.2% and 37.5% of operation and maintenance expenses for the nine months ended September 30, 2008 and 2007, respectively. The increase was due to higher wage and salary expenses of $23.2 million and $3.7 million in our Regulated and Non-Regulated Businesses, respectively, primarily resulting from stock based compensation expense of $3.5 million mainly attributable to the issuance of awards granted in connection with the IPO and an increase in the number of employees primarily as a result of enhancing customer service and wage rate increases. In addition, our Regulated Businesses’ pension expense increased by $8.0 million or 29.1% for the nine months ended September 30, 2008 compared to the same period in the prior year. Pension expense in excess of the amount contributed to the pension plans is deferred by certain of our regulated subsidiaries pending future recovery in rates as contributions are made to the plans. Although our pension expense in accordance with SFAS 87 remained relatively unchanged, pension expense increased for the nine months ended September 30, 2008 due to increased contributions in certain of our regulated operating companies, which costs are recovered based on the Company’s funding policy which is the minimum amount required by ERISA, rather than the SFAS 87 expense. The increase in the contributions is attributable to lower than expected returns on plan assets.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the nine months ended September 30, 2008, these costs decreased by $2.6 million or 1.2%, compared to the same period in 2007. Factors contributing to this decrease include lower remediation costs, mainly consulting fees in connection with the Sarbanes-Oxley Act, of $16.6 million, or 65.1%, to $8.9 million for the nine months ended September 30, 2008 compared to $25.5 million for the nine months ended September 30, 2007. Also contributing to the decrease are lower divestiture and IPO related costs of $1.7 million for the nine months ended September 30, 2008 including costs associated with regulatory approval, condemnation and retention/competition bonuses. Partially offsetting these decreases was an overall increase in general office costs and travel costs of $3.3 million, mainly due to inflation, and higher fuel and other transportation costs of $4.2 million. Corresponding with the increase in revenues, the Non-Regulated Businesses operating supplies and service expenses increased by $8.2 million for the nine months ended September 30, 2008 compared to the same period in the prior year. The Non-Regulated Businesses’ increase is mainly attributable to additional expense in the Contract Operations group of $13.7 million associated with several operating contracts (including a design, build and operate project in Fillmore, California), partially offset by lower contracted services costs in the Applied Water Management Group due to the downturn in new home construction of $4.9 million and profits of $1.5 million as a result of the acceptance by a third party of a construction contract.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $17.0 million or by 19.4%, for the nine months ended September 30, 2008 compared to the same period in the prior year. The Regulated Businesses’ maintenance materials and service costs increased by $13.8 million in the first nine months of 2008 mainly due to increased costs of $2.2 million associated with a program in Illinois to maintain valves, higher cost of removal expenses of $9.2 million in certain of our operating companies and increased tank painting costs of $1.8 million in our New Jersey and Missouri operating companies. Partially offsetting these increases were lower main break costs in 2008, as we experienced higher than average main break costs in the first half of 2007 due to winter weather conditions in the Midwest region of the United States. The Non-Regulated Businesses’ maintenance and services expenses increased by $3.3 million as a result of higher frequency service line protection contract usage by Homeowner Services Group customers as well as increased cost associated with the Contract Operations Group mainly attributable to costs associated with new military operations and maintenance projects.

Customer billing and accounting expenses increased by $6.8 million, or 26.0%, for the nine months ended September 30, 2008 compared to the same period in the prior year. The increase was primarily the result of higher uncollectible accounts expense in our Regulated Businesses of $2.3 million, including increases in specific provisions for certain receivables due to the uncertainty of collectibility and stricter shut-off practices for delinquent accounts by certain subsidiaries. In addition, the 2008 expense is higher as the 2007 expense included recoveries of amounts previously written off. Our Non-Regulated Businesses uncollectible expense increased by $3.1 million primarily due to increases in the Applied Group of $1.9 million as the result of the downturn in the construction market and our Contract Operation Group. In addition, postage expense increased in our Regulated subsidiaries $0.7 million compared to the same period in the prior year.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $0.1 million, or 0.4%, in 2008 primarily due to decreased insurance costs of $3.6 million for the nine months ended September 30, 2008 due to more favorable claims experience compared to the nine months ended September 30, 2007, partially offset by increased regulatory expenses of $3.4 million related to write-offs of deferred rate case expenses, primarily in Tennessee, Illinois, and Ohio of $1.7 million, $0.9 million, and $0.5 million, respectively.

Depreciation and amortization Depreciation and amortization expense decreased by $2.9 million, or 1.4%, for the nine months ended September 30, 2008 compared to the same period in the prior year. This decrease was primarily due to depreciation rate adjustments resulting from rate orders, particularly in our Pennsylvania subsidiary partially offset by increased expense due to additional utility plant placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $10.2 million, or 7.2%, in the nine months ended September 30, 2008 compared to the first nine months of 2007. This increase is primarily due to increased gross receipts taxes of $5.7 million in New Jersey and $0.7 million in Missouri and higher property tax expense of $1.7 million and $1.0 million in Ohio and Missouri, respectively.

Gain on sale of assets The gain on sale of assets was $0.4 million for the nine months ended September 30, 2008 compared to a gain of $6.8 million for the nine months ended September 30, 2007. The gain in 2008 and 2007 is primarily attributable to non-recurring sales of assets no longer used in our operations. Partially offsetting the 2008 gain was the loss attributable to the sale of the Felton water system to SLVWD.

Impairment charge The impairment charge was $750.0 million for the nine months ended September 30, 2008 compared to $243.3 million for the nine months ended September 30, 2007. The 2008 impairment charge was primarily due to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased interest rates). The 2007 impairment charge to goodwill to our Regulated Businesses was primarily due to slightly lower long-term earnings forecast caused by updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery.

Other income (deductions) Interest, the primary component of our other income (deductions), increased by $1.0 million, or 0.5% for the nine months ended September 30, 2008 compared to the same period in the prior year. The increase is primarily due to increased borrowings associated with capital expenditures. Offsetting the change in interest expense is an increase in AFUDC of $8.9 million for the nine months ended September 30, 2008 compared to the same period in 2007 as a result of increased construction work in progress. Other items contributing to the change include higher miscellaneous income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily as a result of losses recorded for a contract in our Non-Regulated business in 2007 of $2.1 million, and an increase in the amortization of debt expense of $0.7 million for the nine months ended September 30, 2008 compared to the same period in 2007 as a result of the debt restructuring.

Provision for income taxes Our consolidated provision for income taxes increased $9.5 million, or 12.8%, to $83.6 million for the nine months ended September 30, 2008 from $74.1 million for the nine months ended September 30, 2007.

Net income (loss) The net loss for the nine months ended September 30, 2008 was $598.8 million compared to a net loss of $108.3 million for the nine months ended September 30, 2007. The variation between the periods is the result of the aforementioned changes.

Liquidity and Capital Resources

Our business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary we obtain funds from external sources in the capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facilities with aggregate bank commitments of $810.0 million that we currently utilize to fulfill our short-term liquidity needs and to issue letters of credit. See the “Credit Facilities and Short-Term Debt” section below for further discussion.

In addition, our regulated utility subsidiaries receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods, which vary according to state regulations, as new customers begin to receive service or other contractual obligations are fulfilled. Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from the rate base. Generally, we depreciate contributed property and amortize contributions in aid of construction at the composite rate of the related property. Some of our subsidiaries do not depreciate contributed property, based on regulatory guidelines.

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position as of September 30, 2008.

We expect to fund future maturities of long-term debt through a combination of external debt and cash flow from operations. We have no plans to reduce debt significantly.

We rely on our revolving credit facility and the capital markets to satisfy our liquidity needs. Disruptions in the credit markets may discourage lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. On September 15, 2008, we sought to issue commercial paper but were unable to consummate the issuance due to adverse market conditions. In order to meet our short-term liquidity needs we are borrowing under our existing $800.0 million revolving credit facility, which was scheduled to expire on September 15, 2012. On September 15, 2008, a majority of our lenders agreed to extend $685.0 million of commitments under this revolving credit facility to September 15, 2013. AWCC had $147.2 million of outstanding borrowings and $42.9 million of outstanding letters of credit under this credit facility as of November 4, 2008. AWCC had $148.1 million of outstanding overnight commercial paper as of November 4, 2008. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of operations, are weighted toward the third quarter of each fiscal year. Our future cash flows from operating activities will be affected by economic utility regulation; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining per customer usage of water; and weather and seasonality. Cash flows from operating activities have been a reliable, steady source of cash flow, sufficient to meet operating requirements and a portion of our capital expenditures requirements. We will seek access to debt and equity capital markets to meet the balance of our capital expenditure requirements. There can be no assurance that we will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in our rate regulatory environments or changes in our customer economic outlook and ability to pay for service in a timely manner. We can provide no assurance that our customers’ historical payment pattern will continue in the future. Cash flows from operating activities for the nine months ended September 30, 2008 were $392.9 million compared to $329.9 million for the nine months ended September 30, 2007.

The following table provides a summary of the major items affecting our cash flows from operating activities for the nine months ended September 30, 2008 and 2007:

	For the nine months ended September 30,
	2008	2007
	( In thousands)
Net (loss)	$(598,828)	$(108,254)
Add (subtract):
Non-cash operating activities (1)	1,094,807	482,392
Changes in working capital (2)	(21,552)	8,936
Pension and postretirement healthcare contributions	(81,514)	(53,161)

Net cash flows provided by operations	$392,913	$329,913

(1)	Includes depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, gain on sale of assets, and other non-cash items, net, less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to receivables and unbilled utility revenue, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued and other current liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2008 and 2007 were $723.6 million and $483.0 million, respectively. Construction expenditures increased $207.4 million to $714.6 million for the nine months ended September 30, 2008 from $507.2 million for the nine months ended September 30, 2007 as a result of increased investment in regulated utility plant projects. We anticipate spending approximately $950 million on capital investment in 2008.

Our construction program consists of both infrastructure renewal programs, where we replace infrastructure as needed, and construction of new water and wastewater treatment and delivery facilities to meet new customer growth. An integral aspect of our strategy is to seek growth through tuck-ins and other acquisitions which are complementary to our existing business and support the continued geographical diversification and growth of our operations. Generally, acquisitions are funded initially with short-term debt and later refinanced with the proceeds from long-term debt or equity offerings.

Included in 2008 are planned construction expenditures of approximately $32 million to construct a new water treatment plant on the Kentucky River. On April 25, 2008, the Kentucky Public Service Commission approved Kentucky American Water’s application for a certificate of convenience and necessity to construct a 20.0 million gallon per day treatment plant on the Kentucky River and a 30.6 mile pipeline to meet Central Kentucky’s water supply deficit. The Kentucky project is expected to be completed by 2010 with an estimated cost of $162 million.

Other significant investing activities for the nine months ended September 30, 2008 and 2007 include:

•

We paid approximately $8.0 million for the acquisition of water and waste water systems including Fayetteville, West Virginia, Claysville-Donegal Joint Municipal Authority in Pennsylvania and the Three Lane Utilities, Inc. also in Pennsylvania

•	Proceeds from the sale of the Felton Water System which included a $10.6 million cash payment to California American Water and the assumption by the SLVWD of $2.8 million in debt.

•	In 2007, we paid approximately $0.9 million for the acquisition of a number of water and wastewater systems.

•	We received approximately $15.6 million in cash proceeds from the sale of other assets including $13.0 million in proceeds on a property in Mansfield, New Jersey owned by a Non-Regulated Subsidiary.

•	In 2007, we received approximately $9.7 million in cash proceeds from the sale of our discontinued operations, primarily in our United States-based Residual Group.

Our investing activities require considerable capital resources which we have generated in operations and attained through financing activates. We can provide no assurance that the resources will be sufficient to meet our expected investment needs and may be required to delay or reevaluate our investment plans.

On December 21, 2007, New Jersey-American Water, our subsidiary, signed an agreement with the City of Trenton, New Jersey to purchase the assets of the city’s water system located in Ewing, Hamilton, Hopewell and Lawrence townships for a purchase price of $100.0 million. The agreement was approved by the Trenton City Council but requires approval by various regulatory agencies, including the New Jersey Board of Public Utilities. We can provide no assurances that the agreement will be approved.

Cash Flows from Financing Activities

Our financing activities include the issuance of long-term and short-term debt, primarily through our wholly-owned financing subsidiary, American Water Capital Corp. (“AWCC”). We intend to access the capital markets on a regular basis, subject to market conditions. In addition, we have received capital contributions from RWE and intend to issue equity in the future to maintain an appropriate capital structure, subject to any restrictions in our registration rights agreement with RWE. In order to finance new infrastructure, we received customer advances and contributions for construction (net of refunds) of $3.2 million and $25.6 million for the nine months ended September 30, 2008 and 2007, respectively.

The following long-term debt was issued in the first nine months of 2008:

Company	Type	Interest Rate	Maturity	Amount (In Thousands)
American Water Capital Corp.	Senior notes	6.25%	2018	$110,000
American Water Capital Corp.	Senior notes	6.55%	2023	90,000
Other subsidiaries.	State financing authority loans and other	1.00%	2024	1,829

Total issuances				$201,829

The following long-term debt and preferred stock with mandatory redemption requirements were repurchased or retired through optional redemption or payment at maturity during the first nine months of 2008:

Company	Type	Interest Rate	Maturity	Amount (In Thousands)
Long-term debt:
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries	Senior notes-floating rate	6.48%-10.00%	2021-2032	144,725
Other subsidiaries	Subsidiary fixed rate bonds & notes	5.05%-9.35%	2008-2029	20,374
Other subsidiaries	State financing authority loans and other	0.00%-9.87%	2008-2034	9,276
Preferred stock with mandatory redemption requirements:
Other subsidiaries		4.60%-6.00%	2013-2019	140

Total retirements & redemptions				$202,515

In the second quarter of 2008, the Company completed an offer to exchange $750.0 million principal amount of its 6.085% Senior Notes due in 2017 and $750.0 million principal amount of its 6.593% Senior Notes due in 2037 which are both registered under the Securities Act of 1933 (the “Exchange Notes”) for all $750.0 million of its currently outstanding 6.085% Senior Notes due in 2017 and all $750.0 million of its currently outstanding 6.593% Senior Notes due in 2037, which have not been registered under the Securities Act of 1933 (the “Original Notes”). The Company did not receive any proceeds from the exchange offer, nor did the Company’s debt level change as a result of the exchange offer. The other terms of the Exchange Notes and the Original Notes are substantially identical in all material respects.

During the first nine months of 2007, the Company issued senior notes through private placement offerings totaling $617.0 million. We used the proceeds from this senior notes offering and the $801.1 million of equity contributions from RWE, described below, to offset loans payable to RWE, to repay outstanding commercial paper and for other corporate purposes. Additionally, during September 2007, AWCC borrowed $1,750.0 million of RWE redemption notes from RWE. The Company used the proceeds from the RWE redemption notes to redeem $1,750.0 million of its 5.9% mandatory redeemable preferred stock held by RWE. The $1,750.0 million of RWE redemptions notes was retired in the fourth quarter of 2007 in connection with AWCC’s issuance of additional senior notes.

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheet.

Dividends Our board of directors has adopted a dividend policy to distribute a portion of our net cash provided by operating activities to our stockholders as regular quarterly dividends, rather than retaining that cash for other purposes. We expect to distribute 50% to 70% of our annual net income, adjusted for certain non-cash items.

On September 2, 2008, we paid a cash dividend of $32.0 million or $0.20 per share to all shareholders of record as of August 15, 2008. There were no dividend payments made for the nine months ended September 30, 2007.

On October 17, 2008, our Board of Directors declared a quarterly cash dividend payment of $0.20 per share payable on December 1, 2008 to all shareholders of record as of November 18, 2008.

Contributions from RWE As a result of the impairment charges recorded for the nine months ended September 30, 2008, RWE transferred $245.0 million on May 13, 2008. This cash was used to repay $243.4 million of short-term debt. Contributions from RWE were $801.1 million for the nine months ended September 30, 2007. RWE is not obligated to make any additional capital contributions.

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

September 30,2008
(In thousands)
Commercial paper, net	$131,910
Book overdraft	24,291
Lines of credit	170,984

Total short-term debt	$327,185

AWCC has entered into a one-year $10.0 million committed revolving line of credit with PNC Bank, N.A. This line of credit will terminate on December 31, 2008 unless extended and is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of PNC Bank, N.A. or the applicable LIBOR for the term selected plus 25 basis points. As of September 30, 2008, $4.5 million was outstanding under this revolving line of credit. If this line of credit were not extended beyond its current maturity date of December 31, 2008, AWCC would continue to have access to its $800.0 million unsecured revolving credit facility described below.

On September 15, 2006, AWCC, our finance subsidiary, entered into an $800 million senior unsecured credit facility syndicated among the following group of 10 banks with JPMorgan Chase Bank, N.A. acting as administrative agent.

Bank	Commitment Amount Through September 15, 2012	Commitment Amount Through September 15, 2013
	(In thousands)
JPMorgan Chase Bank, N.A.	$115,000	$0
Citibank, N.A.	115,000	115,000
Citizens Bank of Pennsylvania	80,000	80,000
Credit Suisse, Cayman Islands Branch	80,000	80,000
William Street Commitment Corporation	80,000	80,000
Merrill Lynch Bank USA	80,000	80,000
Morgan Stanly Bank	80,000	80,000
UBS Loan Finance LLC	80,000	80,000
National City Corporation	50,000	50,000
PNC Bank, National Association	40,000	40,000

	$800,000	$685,000

This revolving credit facility, which was originally scheduled to terminate on September 15, 2011, is principally used to support the commercial paper program at AWCC and to provide up to $150.0 million in letters of credit. On September 14, 2007, this revolving credit facility was extended for an additional year by the facility bank group, making the new termination date September 15, 2012. On September 15, 2008, a majority of the banks agreed to further extend $685.0 million of commitments under this revolving credit facility to September 15, 2013. If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment, however the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will replace a defaulting lender. AWCC had $166.5 million of outstanding borrowings and $43.5 million of outstanding letters of credit under this credit facility as of September 30, 2008.

At September 30, 2008, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper.

Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (net of Discount)
(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
$810,000	$595,500	$150,000	$106,484	$131,910

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of September 30, 2008, our ratio was 0.55 and therefore we were in compliance with the ratio.

The average interest rate on short-term borrowings for the nine months ended September 30, 2008 was approximately 3.3%.

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our covenants as of September 30, 2008.

Security Ratings

Our access to the capital markets, including the commercial paper market, and their respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of September 30, 2008:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

On June 19, 2008, Standard & Poor’s Ratings Services (S&P) downgraded the senior unsecured issuer rating of AWCC to “BBB+”(stable outlook) from “A-” (negative outlook). In addition, S&P assigned a “BBB+” corporate credit rating to American Water and affirmed AWCC’s “A-2” short-term rating.

Moody’s rating outlook for both American Water and AWCC is stable.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon our ability to generate cash flows from financing and operating activities in an amount sufficient to service our debt and meet our investment plans. We can provide no assurance that our ability to generate cash flow is sufficient to maintain our existing ratings.

None of our borrowings are subject to default or prepayment as a result of a downgrading of securities although such a downgrading could increase fees and interest charges under our credit facilities.

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on our net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the Company’s situation at the time of the demand. If we can reasonably claim that we are willing and financially able to perform our obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient. We do not expect to post any collateral which will have a material adverse impact on the Company’s results of operation, financial position or cash flows.

Current Credit Market Position

Due to recent market developments, including a series of rating agency downgrades of subprime U.S. mortgage-related assets, a decline in the fair value of subprime-related investments, increased volatility in the capital markets and severe liquidity crises at major financial institutions, the Company performed an assessment to determine the impact, if any, of current market conditions on the Company’s financial position. As of September 30, 2008 there were no direct investments in subprime mortgage-related assets within the Company’s short-term investment balances.

The Company also performed an assessment of its investments held in trusts, which will be used by the Company to satisfy future obligations under the Company’s pension and postretirement benefit plans. Based upon this assessment, it determined that a de minimis portion of the holdings within the trusts are directly invested in subprime mortgage-related assets, auction rate debt securities or securities of weakened financial institutions. The Company does not believe that any decline in the fair value of these and other assets will have a material impact on its results of operations or its future cash funding requirements.

The Company’s retirement trust assets are exposed to the market prices of debt and equity securities. Changes to the retirement trust asset value can impact the Company’s pension and other benefits expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover pension and other benefit costs through rates. In addition, pension and other benefits liabilities decrease as fixed income asset values decrease (fixed income yields rise) since the rate at which we discount pension and other retirement trust asset future obligations is highly correlated to fixed income yields.

The Company also assessed the impact of the severe liquidity crises at major financial institutions on the Company’s ability to access capital markets on reasonable terms. On September 15, 2008, the Company was unable to access short-term liquidity through its A-2/P-2 rated commercial paper program. The Company therefore utilized its credit facilities to repay maturing commercial paper and fund its short-term liquidity needs. Although the Company’s credit facility syndicate banks are currently meeting all of their lending obligations, there can be no assurance that these banks will be able to meet their obligations in the future if the liquidity crises intensify or are protracted. The current adverse market conditions have also temporarily delayed the Company’s plans to issue long-term debt, and the Company expects future long-term debt issuances to be at higher interest rates than incurred on its most recently issued long-term debt.

As of September 30, 2008, the Company had issued, through its subsidiaries, $120.3 million of variable rate demand bonds, which are periodically remarketed. We can provide no assurances that the bonds will be remarketed successfully or at reasonable interest rates. Bonds totaling $24.9 million are issued by Illinois American Water, bonds totaling $8.6 million are issued by Arizona American Water and the remaining $86.9 million of bonds are issued by AWCC. On March 28, 2008, the Company, through its subsidiary, entered into a standby bond purchase agreement with JPMorgan Chase Bank, N.A. (successor to Bank One, N.A.), which agreed to purchase the bonds issued by Illinois American Water if remarketing funds are unavailable. As of November 4, 2008, $24.2 million of bonds were held by JPMorgan Chase Bank, N.A. These bonds bear interest at a rate of up to the prime rate plus 1.0%. The standby bond purchase agreement with JPMorgan Chase Bank, NA. expires on March 28, 2009, and we can provide no assurances that this agreement will be extended. The variable rate demand debt is classified as long-term since the Company expects the debt to remarket successfully and the Company expects to extend the maturity of the standby purchase agreement. The Company can provide no assurances that it will continue to remarket the bonds successfully or extend the standby bond purchase agreement. If the Company cannot remarket the bonds or extend the maturity of the standby bond purchase agreement, the bonds will be classified as short-term debt.

At this time the Company does not believe recent market disruptions will impact its long-term ability to obtain financing. The Company expects to have access to liquidity in the capital markets on favorable terms before the maturity dates of its current credit facilities and the Company does not expect a significant number of its lenders to default on their commitments thereunder. In addition, the Company can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. The Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.

Market Risk

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We use a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. As of September 30, 2008 a hypothetical 10% increase in interest rates associated with variable rate debt would result in a $0.2 million decrease in our pre-tax earnings. Our risks associated with price increase for chemicals, electricity and other commodities are reduced through contracts and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material impact on our results of operations, cash flows and financial position.

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

We are exposed to credit risk through our water, wastewater and other water-related activities for both our Regulated and Non-Regulated Businesses. Our Regulated Businesses serve residential, commercial, industrial and municipal customers while our Non-Regulated Businesses engage in business activities with developers, government entities and as well as other customers. Our primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the nonpayment of customer account receivable balances. Our credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve, monitoring of customer exposure, and the use of credit risk mitigation measures such as letters of credit or prepayment arrangements. Our credit portfolio is diversified with no significant customer or industry concentrations. In addition, our Regulated Businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.

We are also exposed to a potential national economic recession or further deterioration in local economic conditions in the markets in which we operate. The credit quality of our customer accounts receivable is dependent on the economy and the ability of our customers to manage through unfavorable economic cycles and other market changes. In addition, as a result of the downturn in the economy and heightened sensitivity of the impact of additional rate increases on certain customers, there can be no assurances that regulators will grant sufficient rate authorizations. Therefore our ability to fully recover operating expense, recover our investment and provide an appropriate return on invested capital made in our Regulated Businesses may be adversely impacted.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” in our Rule 424(b)(4) prospectus filed on April 24, 2008 with the Securities and Exchange Commission for a discussion of the critical accounting policies.

Recent Accounting Pronouncements

See Part I, Item 1 – Financial Statements (Unaudited)—Note 2—New Accounting Pronouncements in this Quarterly Report on Form 10-Q for a discussion of new accounting standards recently adopted or pending adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. For further discussion of market risks see “Market Risk” in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Based on this evaluation and because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008. Notwithstanding these material weaknesses, management concluded that the financial statements included in this Form 10-Q for the three and nine-months ended September 30, 2008 fairly present in all material respects their financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. However, from 2003 to April 28, 2008, we were an indirect wholly-owned subsidiary of RWE and, as a privately owned company, were not required to maintain a system of effective internal control consistent with those reported upon by management in compliance with the requirements of the SEC and the Sarbanes-Oxley Act, or to prepare our own consolidated financial statements. As a public reporting company, we are required, among other things, to maintain a system of effective internal control over financial reporting suitable to prepare our publicly reported financial statements in a timely and accurate manner, and also to evaluate and report on such system of internal control. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2009, which will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.

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

Remediation of Material Weaknesses

Since joining the Company in 2006, Donald L. Correll, our Chief Executive Officer, and Ellen C. Wolf, our Chief Financial Officer, have assigned a high priority to the evaluation and remediation of our internal controls, and have taken numerous steps to remediate these material weaknesses and to evaluate and strengthen our other internal controls over financial reporting. Some of the actions taken include:

•	Increasing our internal financial staff numbers and skill levels, and using external resources to supplement our internal staff when necessary;

•	Implementing detailed processes and procedures related to our period end financial closing processes, key accounting applications and our financial reporting processes;

•	Implementing or enhancing systems used in the financial reporting processes and month-end close processes;

•	Conducting extensive training on existing and newly developed processes and procedures as well as explaining to employees Sarbanes-Oxley Act requirements and the value of internal controls;

•	Enhancing our internal audit staff;

•	Hiring a director of internal control and a director of taxes during 2007;

•	Implementing a tracking mechanism and new policy and procedure for approval of all contracts and agreements; and

•

Retaining a nationally recognized accounting and auditing firm to assist management in developing policies and procedures surrounding internal controls over financial reporting, to evaluate and test these internal controls and to assist in the remediation of internal control deficiencies.

With respect to the material weaknesses described above, we have formulated remediation plans which we believe address the areas of material weakness and tested the effectiveness of controls. Based on these actions and the length of time we believe that certain controls have been operating effectively, as of September 30, 2008, we no longer consider the following control deficiencies to be material weaknesses:

•	Inadequate internal staffing and skills; and

•	Inadequate controls over month-end closing processes, including account reconciliations.

While we believe that remediation procedures related to the identified material weaknesses are substantially complete, our testing procedures have not yet been fully completed. Therefore, we can make no assurances as to the success of our remediation efforts.

As of September 30, 2008, the Company had incurred $57.8 million to remediate these material weaknesses and to document and test key financial reporting controls. We will need to allocate additional resources to enhance the quality of our staff and to carry out the remediation of these deficiencies. Based upon our current assessment, we expect to complete our remediation procedures related to the identified material weaknesses during 2008 with an estimated additional cost of approximately $0.4 million. The Company cannot indicate with certainty that all deficiencies, including material weaknesses, will be remediated or what additional costs may be incurred. The Company needs to finalize its remediation efforts of the controls and complete the testing of the effectiveness of controls prior to concluding controls are effective. As a condition to state Public Utility Commissions’ approval of the RWE divestiture, we agreed that costs incurred in connection with our initial internal control and remediation initiatives would not be recoverable in rates charged to our customers.

Elements of our remediation activities can only be accomplished over time, and our initiatives provide no assurances that they will result in an effective internal control environment. Our board of directors, in coordination with our audit committee, will continually assess the progress and sufficiency of these initiatives and make adjustments, as necessary.

The Company believes the additional control procedures as designed, when implemented, will fully remediate the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting for the three or nine-months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal Proceedings

There have been no material developments or reportable events from legal proceedings previously disclosed in “Legal Proceedings” in the Company’s Rule 424(b)(4) prospectus filed April 24, 2008, other than as described below.

In 2001, our California American Water Company subsidiary, which we refer to as CAWC, entered into a conservation agreement with the National Oceanic and Atmospheric Administration, which we refer to as NOAA, requiring CAWC to implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed, study the removal of the San Clemente Dam and explore long-term water sources other than a new reservoir in the Carmel River. Since that time, CAWC has implemented a number of measures to reduce the impact of its operations on the steelhead trout and other species and has begun the environmental review and permitting process for our Coastal Water Project, which is intended to remedy some of the foregoing deficiencies. In early 2004, NOAA informed CAWC of its concern that CAWC’s ongoing operations would cause the “take” of significant numbers of steelhead trout during the several remaining years required to implement the Coastal Water Project. In June 2006, CAWC and NOAA entered a settlement agreement whereby CAWC agreed to fund certain additional projects to improve habitat conditions for and aid in the recovery of steelhead trout in the Carmel River watershed. Under the settlement agreement, CAWC is required, among other things, to make an initial payment of $3.5 million plus six annual installments of $1.1 million. The settlement agreement requires that all payments made by CAWC to NOAA to be used for mitigation projects in the Carmel River watershed. NOAA is currently unable to ensure that settlement payments will be used for mitigation projects in the Carmel River watershed, and no payments have been made to date. CAWC is prepared to make the settlement payments once NOAA is able to confirm that settlement payments will be applied as required by the settlement agreement. We have established a reserve for the settlement agreement payments. NOAA has agreed not to assess any penalties or otherwise prosecute CAWC for any “take” of steelhead trout, so long as CAWC complies with the settlement agreement. On March 14, 2008, the Sierra Club and the Carmel River Steelhead Association notified CAWC of their intent to file a citizen suit, 60 days therefrom, for violations of the federal Endangered Species Act alleging the “take” of steelhead trout by CAWC along the Carmel River and seeking injunctive relief to reduce river water diversions and increase river flow and fish passage facilities. No such suit was filed, however, the Sierra Club and the Carmel River Steelhead Association recently filed an administrative complaint with the California State Water Resources Control Board claiming that certain fish passage facilities do not meet existing permit requirements. In addition, the State Water Resource Control Board recently has held administrative hearings to address claims that CAWC has exceeded its water diversion rights in the Carmel River and has not diligently pursued establishing an alternative water supply as required by an administrative order issued to CAWC by the State Water Resource Control Board in 1995. A decision on this matter is expected in December of 2008, at the earliest. Although CAWC believes it has continued to comply with its obligations under the State Water Resource Board’s 1995 order, as well as the settlement agreement and CAWC’s permit requirements, we can not assure you that any future requirements by the State Water Resources Control Board arising from the matters currently before it or other permit modifications would not result in material additional costs or obligations to us.

CAWC, NJAW and Long Island Water Corporation are each plaintiffs in lawsuits relating to contamination by methyl tertiary butyl ether (MTBE) and other gasoline additives, in which they seek to recover cleanup and treatment costs and to protect certain of their groundwater supplies. The defendants in both cases are oil and chemical companies that manufacture MTBE, refine gasoline containing MTBE, and/or supply gasoline containing MTBE to retail gasoline stations. The cases were consolidated with cases involving other plaintiffs in multidistrict litigation pending in the United States District Court for the Southern District of New York (In Re: Methyl Tertiary Butyl Ether Products Liability Litigation, Case No. MDL 1358 SAS). As a result of court-ordered mediation, CAWC, NJAW, Long Island Water Corporation and the other plaintiffs agreed to settle the lawsuits with some of the named defendants, who represent a significant portion of the total national refining capacity for MTBE. Under the settlement, which was approved by the court in August 2008, CAWC, NJAW and Long Island Water Corporation expect to receive payments, after deducting attorneys’ fees and litigation expenses, totaling approximately $15.4 million in the aggregate to treat wells that were contaminated by MTBE at the time of the settlement. The settling defendants are obligated to pay a significant share of treatment costs for any wells that become contaminated by MTBE above certain concentration levels over the next 30 years. CAWC, NJAW and Long Island Water Corporation expect to continue to litigate their claims against the remaining non-settling defendants. Although we do not currently expect pending and future treatment costs for MTBE contamination to be material, there can be no guarantee that CAWC, NJAW or Long Island Water Corporation will be able to recover all of their respective costs relating to any past or future discovery of MTBE in their wells from any of the settling defendants by means of any pending or future litigation, or through their rate cases.

Our Terratec Environmental Ltd. subsidiary, which we refer to as Terratec, is subject to and has been complying with an Order by the Ontario Ministry of the Environment (MOE) issued on October 31, 2006 requiring it to take steps to thicken certain biosolids that had been more susceptible to spillage during transport. MOE has conducted an investigation of four such transport spillage incidents involving Terratec that occurred prior to the issuance of the Order and has laid charges against Terratec under applicable environmental legislation carrying minimum fines of Cdn $100,000 per incident. Terratec and the MOE are currently negotiating a resolution of these matters, which the Company does not expect to result in settlement or other costs that would be materially adverse to its operations or financial condition.

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will materially affect our financial position or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Rule 424(b)(4) prospectus filed April 24, 2008, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Rule 424(b)(4) prospectus filed April 24, 2008 and our Form 10-Q for the quarterly period ended March 31, 2008 filed on May 14, 2008, other than as described below.

Market disruptions could affect our ability to meet our liquidity needs.

We rely on our revolving credit facility and the capital markets to satisfy our liquidity needs. Disruptions in the credit markets may discourage lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. On September 15, 2008, we sought to issue commercial paper but were unable to consummate the issuance due to adverse market conditions. In order to meet our short-term liquidity needs we are borrowing under our existing $800.0 million revolving credit facility, which was scheduled to expire on September 15, 2012. On September 15, 2008, a majority of our lenders agreed to extend $685.0 million of commitments under this revolving credit facility to September 15, 2013. AWCC had $147.2 million of outstanding borrowings and $42.9 million of outstanding letters of credit under this credit facility as of November 4, 2008. AWCC had $148.1 million of outstanding overnight commercial paper as of November 4, 2008. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Our Non-Regulated Businesses, through American Water (excluding our regulated subsidiaries), provide performance guarantees and other forms of financial security to our public-sector clients that could be claimed by our clients or potential clients if we do not meet certain obligations.

Under the terms of some of our indebtedness and some of our agreements for the provision of services to water and wastewater facilities with the municipalities, other governmental entities and other customers, American Water (excluding its regulated subsidiaries) provides guarantees of the performance of our Non-Regulated Businesses, including financial guarantees or deposits, to ensure performance of certain obligations. At September 30, 2008, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $1,680.2 million, and this amount is likely to increase if our Non-Regulated Businesses grow. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms. In addition, if the obligor on the instrument fails to perform certain obligations to the satisfaction of the party that holds the performance commitments, that party may seek to enforce the performance commitments against us or proceed against the deposit. In that event, our financial condition, results of operations, cash flow and liquidity could be adversely affected.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations or require us to effect additional dilutive equity issuances.

Our total assets include substantial goodwill. At September 30, 2008, our goodwill totaled $1,704.3 million. The goodwill is primarily associated with the acquisition of American Water by an affiliate of RWE in 2003 and the acquisition of E’Town Corporation in 2001. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. Annual impairment reviews are performed at November 30 of each year and interim reviews are performed when management determines that a triggering event has occurred. We have been required to reflect, as required by SFAS No. 142 and other applicable accounting rules, a non-cash charge to operating results for goodwill impairment in the amounts of $396.3 million, $227.8 million, and $509.3 million for the years ended December 31, 2005, 2006 and 2007, respectively. These amounts include impairments relating to discontinued operations. Also, for the three months ended March 31, 2008 we recorded a goodwill impairment in the amount of $750.0 million.

While our annual goodwill impairment test is conducted at November 30, we have processes to monitor for interim triggering events. During the third quarter of 2007, management determined that it was appropriate to update its valuation analysis as a result of our debt being placed on review for a possible downgrade and the anticipated sale of a portion of the Company in our initial public offering. As a result of that update, we recorded an impairment charge to goodwill of our Regulated Businesses in the amount of $243.3 million in the third quarter of 2007. That decline in the value of our goodwill was primarily due to a slightly lower long-term earnings forecast caused by updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery.

When we completed our annual goodwill impairment test for 2007 we determined that an impairment to goodwill had occurred based upon new information regarding our market value. We incorporated this indicated market value into our valuation methodology and, based on those results, recorded an additional goodwill impairment charge to the Regulated Businesses reporting unit in the amount of $266.0 million during the fourth quarter of 2007.

In April of 2008, we determined that it was probable, based in large part on the initial public offering price of our common stock of $21.50 and subsequent trading levels, that the carrying value of our goodwill was impaired. At the time the Company’s initial public offering price of $21.50 was established, we were unable to determine if there was any goodwill impairment or to provide a reliable estimate of the amount of goodwill impairment, if any. In light of the initial public offering price and trading levels of our common stock since the date of the initial public offering, we performed an interim impairment test, and on May 9, 2008, we concluded that the carrying value of our goodwill was impaired as a result of the market price and trading levels of our common stock. We believe the initial public offering price was indicative of the value of the Company at March 31, 2008, and accordingly, based on those factors, recorded an impairment charge to goodwill related to our Regulated Businesses in the amount of $750.0 million in our financial statements as of and for the fiscal quarter ended March 31, 2008. The impairment charge was primarily due to the market price of our common stock (both the initial public offering price and the price during subsequent trading) being less than that implied by the trading value of our peer companies during our 2007 annual test. Also contributing to the impairment was a decline in the fair value of our debt (due to increased market interest rates).

As a result of the impairment and in accordance with regulatory commitments, RWE transferred $245.0 million to us on May 13, 2008. The Equity Contribution was used to reduce short-term debt. RWE is not obligated to make any additional capital contributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates.”

The Company may be required to recognize an impairment as a result of this year’s annual test or at other times in the future. This depends on, among other factors, sustained levels of market price declines such as levels experienced during October 2008, a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities and the lack of an increase in the Company’s market price consistent with increases in the carrying value or to a level consistent with its peer companies. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, may also result in an incremental impairment charge. Further recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to secure financing on attractive terms and maintain compliance with debt covenants. As a result, we may be required to issue and sell additional shares of common stock at market prices, which could be dilutive to existing holders of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
*3.1	Restated Certificate of Incorporation of American Water Works Company, Inc.

*3.2	Amended and Restated Bylaws of American Water Works Company, Inc.

*10.1	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of August 1, 2008

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Water Works Company, Inc.
(Registrant)

November 6, 2008	/s/ Donald L. Correll
(Date)	Donald L. Correll
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2008	/s/ Ellen C. Wolf
(Date)	Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
*3.1	Restated Certificate of Incorporation of American Water Works Company, Inc.

*3.2	Amended and Restated Bylaws of American Water Works Company, Inc.

*10.1	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of August 1, 2008

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.