Form 10-K
period 2008-12-31
American Water Works Company, Inc.
filed 2009-02-27
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file: number 001-34028

AMERICAN WATER WORKS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0063696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 Laurel Oak Road, Voorhees, NJ	08043
(Address of principal executive offices)	(Zip Code)

(856) 346-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12(b)-2 of the Exchange Act.:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, $0.01 par value—$3,659,902,303 as of July 1, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value per share— 159,999,665 shares, as of February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company’s Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Annual Report on Form 10-K (“Form10-K”), or incorporated certain statements by reference into this Form 10-K, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “forecast,” “outlook,” “future,” “potential,” “continue,” “may,” “can,” “should” and “could” and similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, our growth strategies, our ability to repay debt, our ability to finance current operations and growth initiatives, trends in our industry, regulatory or legal developments or rate adjustments.

Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees of any outcomes, financial results or levels of performance, and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of risks and uncertainties, and new risks and uncertainties of which we are not currently aware or which we do not currently perceive may arise in the future from time to time. Should any of these risks or uncertainties materialize, or should any of our expectations or assumptions prove incorrect, then our results may vary materially from those discussed in the forward-looking statements herein. Factors that could cause actual results to differ from those discussed in forward-looking statements include, but are not limited to, the factors discussed under the caption “Risk Factors” and the following factors:

•	weather conditions, patterns or events, including drought or abnormally high rainfall;

•	changes in general economic, business and financial market conditions;

•	fluctuations in the value of benefit plan assets and liabilities that could increase our cost and funding requirements;

•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;

•	the timeliness of regulatory commissions’ actions concerning rates;

•	migration into or out of our service territories;

•	our ability to obtain permits for expansion projects;

•	changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts;

•	the availability of adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;

•	our ability to successfully acquire and integrate water and wastewater systems that are complementary to our operations and the growth of our business;

•	our ability to manage the expansion of our business;

•	our ability to control operating expenses and to achieve efficiencies in our operations;

•	access to sufficient capital on satisfactory terms;

•	fluctuations in interest rates;

•	restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends;

•	changes in our credit rating;

•	changes in capital requirements;

•	the incurrence of impairment charges;

•	difficulty in obtaining insurance at acceptable rates and on acceptable terms and conditions;

•	ability to retain and attract qualified employees;

•	cost overruns relating to improvements or the expansion of our operations; and

•	civil disturbance or terrorist threats or acts or public apprehension about future disturbances or terrorist threats or acts.

Any forward-looking statements we make speak only as of the date of this Form 10-K. Except as required by law, we do not have any obligation, and we specifically disclaim any undertaking or intention, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Our Company

American Water Works Company, Inc., a Delaware Corporation, is the most geographically diversified as well as the largest, as measured both by operating revenue and population served, investor-owned United States water and wastewater utility company. Our approximately 7,300 employees provide approximately 15 million people with drinking water, wastewater and other water-related services in 32 states and Ontario, Canada.

In 2008, we generated $2,336.9 million in total operating revenue and $186.9 million in operating loss, which includes $750.0 million of impairment charges relating to continuing operations, and a net loss of $562.4 million. In 2007, we generated $2,214.2 million in total operating revenue, representing approximately four times the operating revenue of the next largest investor-owned company in the United States water and wastewater business, and $15.1 million in operating income which includes $509.3 million of impairment charges relating to continuing operations.

We have two operating segments which are also the Company’s two reportable segments, which we refer to as the Regulated Businesses and Non-Regulated Businesses segments. For further details on our segments, see Note 22 of the Consolidated Financial Statements.

For 2008, our Regulated Businesses generated $2,082.7 million in operating revenue, which accounted for 89.1% of total operating revenue. For the same period, our Non-Regulated Businesses generated $272.2 million, in operating revenue, which accounted for 11.6% of total consolidated operating revenue.

For additional financial information, please see the financial statements and related notes thereto appearing elsewhere in this Form 10-K.

Our History as a Public Company

The Company was founded in 1886 as the American Water Works & Guarantee Company, for the purposes of building and purchasing water systems in McKeesport, Pennsylvania. In 1935, the Company was reorganized under its current name, and in 1947 the common stock of the Company became publicly traded on the NYSE. Prior to being acquired by RWE Aktiengesellschaft, which we refer to as RWE, a stock corporation incorporated in the Federal Republic of Germany, in 2003, we were the largest publicly traded water utility company as measured both by operating revenue and population served in the United States.

Our Acquisition by RWE

In 2003, we were acquired by RWE and were no longer a publicly traded company. The RWE acquisition resulted in certain changes in our business. For example, our operations and management were managed through Thames Water Plc, a former subsidiary of RWE, which we refer to as Thames Water. Also, we agreed not to file rate cases with certain state commissions or other entities engaged in economic regulation of our subsidiaries, which we refer to as PUCs, for specified periods of time as a condition of the acquisition. All rate stay-out provisions associated with the RWE acquisition have expired. On September 28, 2007, Thames Water Aqua US Holdings, Inc., which we refer to as Thames US Holdings, at the time an indirect wholly-owned subsidiary of RWE, was merged with and into American Water with American Water being the surviving entity, which we refer to as the Merger. In 2005, RWE decided to divest American Water and in March 2006, decided to effect the divestiture through the sale of shares in one or more public offerings.

Our Initial Public Offering

Upon the completion of our initial public offering in April 2008, we again became listed on the NYSE under the symbol “AWK” and resumed our position as the largest publicly traded water utility company in the United States.

Regulated Businesses Overview

Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our subsidiaries that provide these services are generally subject to economic regulation by the state PUCs in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters. We report the results of this business in our Regulated Businesses segment.

The following charts set forth operating revenue for 2008 and customers as of December 31, 2008, respectively for the states in which our Regulated Businesses provide services:

Regulated Businesses Operating Revenue (dollars in millions)	Regulated Businesses Customers

Non-Regulated Businesses Overview

We also provide services that are not subject to economic regulation by state PUCs through our Non-Regulated Businesses. Our Non-Regulated Businesses include:

•

our Contract Operations Group, which enters into public/private partnerships, including Operations and Maintenance, which we refer to as O&M, and Design, Build and Operate, which we refer to as DBO contracts for the provision of services to water and wastewater facilities for municipalities, the United States military and other customers;

•	our Applied Water Management Group, which works with customers to design, build and operate small water and wastewater treatment plants;

•	our Homeowner Services Group, which provides services to domestic homeowners to protect against the cost of repairing broken or leaking pipes inside and outside their homes; and

•

Terratec Environmental Ltd., which we refer to as Terratec, which primarily provides wastewater, residuals, transport, disposal and management services to municipal and industrial customers in Ontario, Canada.

We report the results of these lines of business in our Non-Regulated Businesses segment. For 2008, operating revenue for our Non-Regulated Businesses was $272.2 million prior to inter-segment eliminations, accounting for 11.6% of total operating revenue for the same period. Non-Regulated Business operating revenues were $242.7 million for 2007 and $248.5 million for 2006 accounting for 11.0% and 11.9% respectively, of total operating revenues for the same periods.

Our Industry

Overview

The United States water and wastewater industry has two main segments: (i) utility, which involves supplying water and wastewater services to consumers, and (ii) general services, which involves providing water- and wastewater-related services to water and wastewater utilities and other customers on a contract basis.

The utility segment includes municipal systems, which are owned and operated by local governments or governmental subdivisions, and investor-owned systems. The Environmental Protection Agency (“EPA”) estimates that government-owned systems make up the vast majority of the United States water and wastewater utility segment, accounting for approximately 84% of all United States community water systems and approximately 98% of all United States community wastewater systems. Investor-owned water and wastewater systems account for the remainder of the United States water and wastewater community water systems. Growth of service providers in the utility segment is achieved through acquisitions, including small water and wastewater systems, typically serving fewer than 10,000 customers, in close geographic proximity to where we currently operate our Regulated Business, which we refer to as “tuck-ins,” of other water and wastewater systems and organic growth of the population served by such providers.

The utility segment is characterized by high barriers to entry, including high capital spending requirements. Investor-owned water and wastewater utilities also face regulatory approval processes in order to do business, which may involve obtaining relevant operating approvals, including certificates of public convenience and necessity (or similar authorizations) from state PUCs. Investor-owned water and wastewater systems are generally economically regulated by the state PUCs in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters for both investor-owned and government-owned water and wastewater utilities.

The general services segment includes engineering and consulting companies and numerous other fee-for-service businesses. These include the building and operating of water and wastewater utility systems, system repair services, lab services, sale of water infrastructure and distribution products (such as pipes) and other specialized services. The general services segment is characterized by aggressive competition and market-driven growth and profit margins.

The aging water and wastewater infrastructure in the United States is in constant need of modernization and facilities replacement. Increased regulations to improve water quality and the management of wastewater discharges, which began with passage of the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, have been among the primary drivers of the need for modernization. The EPA estimates that approximately $277 billion of capital spending will be necessary between 2003 and 2022 to replace aging infrastructure and to comply with quality standards to ensure quality water systems across the United States. In addition, the EPA estimates that approximately $388 billion of capital spending will be necessary between 2000 and 2019 to replace aging infrastructure and ensure quality wastewater systems across the United States.

The following chart sets forth estimated capital expenditure needs from 2003 through 2022 for United States water systems:

Capital expenditures related to municipal water supply, treatment and distribution and wastewater collection and treatment facilities are typically funded by water and wastewater rates, taxes or the issuance of bonds. However, raising large amounts of funds is challenging for municipal water utilities, which impacts their ability to increase capital spending. In order to meet their capital spending challenges, many municipalities are examining a combination of privatizations and partnerships with the private sector. Privatization involves a transfer of responsibility for, and ownership of, the utility from the municipality to the private sector. Partnerships between municipalities and the private sector include DBO contracts, own, operate and transfer contracts and own, leaseback and operate contracts. Under these types of contracts, the municipality maintains ownership of the water and/or wastewater system and the private sector takes responsibility for managing and operating the system.

Over the next five years, we estimate that Company-funded capital investment will total between $4.0 and $4.5 billion. Our capital investment includes both infrastructure renewal programs, where we replace existing infrastructure, as needed, and construction of facilities to meet new customer growth. Over the next five years, we estimate we will invest approximately $1.3 to $1.4 billion to replace aging infrastructure including mains, meters, and supply and treatment facilities. We estimate that we will invest approximately $1.2 to $1.3 billion in facilities to serve new customer growth over the same period. In addition, we estimate that complying with water quality standards and other regulatory requirements will require approximately $300 to $400 million of investment. We estimate that projects to enhance system reliability, quality of service, and risk reduction will require an investment of approximately $800 million, while efficiency related projects will require an investment of $400 to $600 million.

The charts below set forth our estimated percentage of projected capital expenditures for 2009 to 2013 by purpose of investment and by asset type respectively:

Fragmentation and Consolidation

The utility segment of the United States water and wastewater industry is highly fragmented, with approximately 52,000 community water systems and approximately 16,000 community wastewater facilities, according to the EPA. As shown in the charts below, the majority of the approximately 52,000 community water systems are very small, serving a population of 500 or less.

The following charts set forth the total United States water industry by system type and the total population served by system type, respectively, for 2008: (Water Statistics)

Number of United States Water Systems by Type:*	United States Population Served by Water System Type:*

This large number of relatively small water and wastewater utilities results in inefficiencies in the marketplace, since smaller utilities may not have the operating expertise, financial and technological capability or economies of scale to provide services or raise capital as efficiently as larger utilities. These inefficiencies may lead to industry consolidation in the future, as the larger investor-owned utilities acquire smaller, local water and wastewater systems. Larger utilities that have greater access to capital are generally more capable of making mandated and other necessary infrastructure upgrades to both water and wastewater systems. In addition, water and wastewater utilities with large customer bases spread across broad geographic regions may more easily absorb the impact of adverse weather, such as droughts, excessive rain and cool temperatures in specific areas. Larger utilities are able to spread overhead expenses over a larger customer base, thereby reducing the costs to serve each customer. Since many administrative and support activities can be efficiently centralized to gain economies of scale and sharing of best practices, companies that participate in industry consolidation have the potential to improve operating efficiencies, lower unit costs and improve service at the same time.

Water and Wastewater Rates

Investor-owned water and wastewater utilities generate operating revenue from customers based on rates that are established by state PUCs through a rate-setting process that may include public hearings, evidentiary hearings and the submission by the utility of evidence and testimony in support of the requested level of rates. In evaluating a rate case, state PUCs typically focus on five areas: (i) the amount and prudence of investment in facilities considered “used and useful” in providing public service; (ii) the operating and maintenance costs and taxes associated with providing the service (typically by making reference to a representative 12-month period of time, known as a test year); (iii) the appropriate rate of return; (iv) the tariff or rate design that allocates operating revenue requirements equitably across the customer base; and (v) the quality of service the utility provides, including issues raised by customers.

For most consumers, water and wastewater bills make up a relatively small percentage of household expenditures compared to other utility services.

The following chart sets forth the relative cost of water in the United States as a percentage of total household utility expenditures:

Our Regulated Businesses

Our core Regulated Businesses, which consist of locally managed utility subsidiaries that generally are economically regulated by the states in which they operate, accounted for approximately 89.1% of our consolidated operating revenue in 2008. Our Regulated Businesses provide a high degree of financial stability because (i) high barriers to entry provide limited protection from competitive pressures, (ii) economic regulation promotes predictability in financial planning and long-term performance through the rate-setting process and (iii) our largely residential customer base promotes consistent operating results.

Overview of Networks, Facilities and Water Supply

Our Regulated Businesses operate in approximately 1,600 communities in 20 states in the United States. Our primary operating assets include approximately 80 surface water treatment plants, 600 groundwater treatment plants, 1,100 groundwater wells, 50 wastewater treatment facilities, 1,100 treated water storage facilities, 1,200 pumping stations and 100 dams and 48,000 miles of mains and collection pipes. We own substantially all of the assets used by our Regulated Businesses.

We generally own the land and physical assets used to store, extract and treat source water. Typically, we do not own the water itself, which is held in public trust and is allocated to us through contracts and allocation rights granted by federal and state agencies or through the ownership of water rights pursuant to local law. Sources of supply are seasonal in nature and weather conditions can have a pronounced effect on supply. In connection with supply planning for most surface or groundwater sources, we employ sophisticated models to determine safe yields under different rainfall and drought conditions. Surface and groundwater levels are routinely monitored for all supplies so that supply capacity may be predicted and, as needed, mitigated through demand management and additional supply development.

The following chart sets forth the sources of water supply for our Regulated Businesses for 2008 by volume:

The level of water treatment that we apply varies significantly depending upon the quality of the water source. Surface water sources, such as rivers, typically require significant filtration, while some groundwater sources, such as aquifers, require chemical treatment only. In addition, a small amount of treated water is purchased from neighboring water purveyors. Treated water is transported through an extensive transmission and distribution network, which includes underground pipes, above ground storage facilities and numerous pumping facilities with the ultimate distribution of the treated water to the customers’ premises. We also have installed meters to measure the water that we deliver through our distribution network. We employ a variety of methods of meter reading to monitor consumption, ranging from basic mechanical meters read by traveling meter readers to remote “drive-by” electronic meter reading equipment. The majority of new meters are able to support future advances in electronic meter reading.

The provision of wastewater services involves the collection of wastewater from customers’ premises through sewer lines. The wastewater is then transported through a sewer network to a treatment facility where it is treated to meet required effluent standards. The treated wastewater is finally returned to the environment as effluent, and the solid waste byproduct of the treatment process is disposed of in accordance with local standards.

Maintaining the reliability of our networks is a key activity of our Regulated Businesses. We have ongoing main renewal programs in all states in which our Regulated Businesses operate. These programs consist of both rehabilitation of existing mains and replacement of mains that have reached the end of their useful service life. The decision of whether to replace or rehabilitate our mains is subject to considerations of cost, feasibility and customer service impact.

The following table sets forth operating revenue for 2008 and number of customers as of December 31, 2008 for our regulated subsidiaries in the states where our Regulated Businesses provide services:

	Operating Revenue ($ in millions)	% of Total	Number of Customers	% of Total
New Jersey	$517.7	24.9%	643,330	19.4%
Pennsylvania	447.9	21.5%	648,958	19.5%
Illinois	187.5	9.0%	307,734	9.3%
Missouri	181.1	8.7%	456,887	13.8%
Indiana	156.4	7.5%	283,886	8.5%
California	128.6	6.2%	170,853	5.1%
West Virginia	115.7	5.5%	170,404	5.1%

Subtotal (Top Seven States)	1,734.9	83.3%	2,682,052	80.7%
Other†	347.8	16.7%	639,663	19.3%

Total Regulated Businesses	$2,082.7	100.0%	3,321,715	100.0%

†	Includes data from our operating subsidiaries in the following states: Arizona, Georgia, Hawaii, Iowa, Kentucky, Maryland, Michigan, New Mexico, New York, Ohio, Tennessee, Texas and Virginia.

Approximately 83.3% of operating revenue from our Regulated Businesses in 2008 was generated from approximately 2.7 million customers in our seven largest states, as measured by operating revenues. In fiscal year 2008, no single customer accounted for more than 1% of our annual operating revenue.

The operational characteristics of our Regulated Businesses, including water and wastewater networks and infrastructure and water sources and supply, vary on a state-by-state basis, as explained below with respect to our top seven states by Regulated Businesses revenues.

New Jersey

New Jersey-American Water Company, Inc., which we refer to as NJAWC, serves a population of approximately 2.5 million. NJAWC combined with our Applied Wastewater Management Inc., which we refer to as AWWM, (also regulated in New Jersey) generated approximately $517.7 million of operating revenue in 2008, representing approximately 24.9% of operating revenue of our Regulated Businesses for that period.

In New Jersey, our infrastructure and assets are designed to collect, treat and distribute water from a variety of surface water sources (including streams, lakes and reservoirs) and groundwater sources. In 2008, we obtained 65% of our water supply from surface water sources and 30% from groundwater sources. Purchased water accounted for 5% of water supply, respectively, for the same period.

NJAWC currently operates seven surface water treatment plants and approximately 150 groundwater treatment plants, which process water extracted from more than 170 groundwater wells. We maintain approximately 150 treated water storage facilities, 140 pumping stations and seven dams, and our water and wastewater collection and distribution systems comprise approximately 8,900 miles of mains and collection pipes. Both AWWM and NJAWC currently provide wastewater treatment services to small communities in New Jersey.

In New Jersey, in order to ensure that we have adequate sources of water supply, we utilize reservoirs, aquifer storage supplies and seasonal wells to provide for water needs during peak summer seasons. Through the optimization of ground and surface water rights, we are able to balance seasonal fluctuations and provide sufficient water supply to our customers year round. We also maintain drought and emergency plans to minimize the impact on service through a wide range of weather fluctuations.

During 2007, NJAWC entered into an agreement with the City of Trenton, New Jersey to purchase the assets of the City’s water system located in four surrounding communities. The agreement required approval from the New Jersey PUC. The initial proposed purchase price of $100.0 million was subsequently amended to $75.0 million; in addition, the agreement has been amended to include the provision of technical services from the City over seven years to ensure a smooth transition of ownership at a total cost of $5.0 million. The administrative law judge hearing the matter has issued an initial decision (the “Initial Decision”) approving a stipulation of settlement reflecting the changed agreement (the “Stipulation”) and sent the Initial Decision to the New Jersey PUC for consideration. On February 25, 2009, a petition seeking a referendum was filed with the City of Trenton. The petition seeks to force the City Council to reconsider its prior approval of sale, and a vote as to whether the Ordinance approving the sale of the system should go forward or be negated. The Company can provide no assurance as to the outcome of the referendum nor can we provide assurance that the Initial Decision will ultimately be approved by the New Jersey PUC. Included in the Stipulation, and dependent upon final approval, the Company intends to purchase finished water from the City of Trenton for the next 20 years under a water supply agreement. The acquisition is expected to add approximately 40,000 customers to the Company’s customer base.

Pennsylvania

Pennsylvania-American Water Company, which we refer to as PAWC, serves a population of approximately 2 million and generated approximately $447.9 million of operating revenue in 2008, representing approximately 21.5% of operating revenue of our Regulated Businesses for that period.

In Pennsylvania, our infrastructure and assets are designed to collect, treat and distribute water from a variety of surface water sources (including streams, lakes and reservoirs) and groundwater sources. In 2008, we obtained 92% of our water supply from surface water sources and 7% from groundwater sources. Purchased water accounted for 1% of our water supply for the same period.

PAWC currently operates approximately 35 surface water treatment plants and 70 groundwater treatment plants, which process water extracted from over 100 groundwater wells. We maintain approximately 250 treated water storage facilities, 280 pumping stations and 60 dams, and our water and wastewater collection and distribution systems comprise approximately 9,900 miles of mains and collection pipes. We currently operate seven wastewater treatment facilities in Pennsylvania.

In Pennsylvania, in order to ensure that we have adequate sources of water supply, we maintain active drought contingency plans in each of our public water systems. The plans identify the source of supply operations that are used during normal and drought weather conditions and specify measures to be taken at different drought trigger levels to increase supply and/or curtail water demand. Water allocation and passing-flow requirements must be managed to maintain adequate supply to our production facilities. In addition, we have taken action to augment supply in systems that have historically had drought-related supply issues (such as Butler, Pennsylvania) by finding alternative raw water sources and making finished water interconnections with other systems.

Illinois

Illinois-American Water Company, which we refer to as ILAWC, serves a population of approximately 1 million. ILAWC and American Lake Water Company, also a regulated subsidiary in Illinois, generated approximately $187.5 million of operating revenue in 2008, representing approximately 9.0% of operating revenue of our Regulated Businesses for that period.

In Illinois, our infrastructure and assets are designed to collect, treat and distribute water from a variety of surface water sources (including rivers, streams, lakes and reservoirs) and groundwater sources. In 2008, we obtained 49% of our water supply from surface water sources and 39% from groundwater sources. Purchased treated water accounted for 12% of water supply for the same period.

ILAWC currently operates approximately five surface water treatment plants and 30 groundwater treatment plants, which process water extracted from more than 60 groundwater wells. We maintain three dams and over 60 treated water storage facilities, 100 pumping stations and our water and wastewater collection and distribution systems comprise nearly 4,400 miles of mains and collection pipes. We currently operate 11 wastewater treatment facilities in Illinois.

In Illinois, we utilize a comprehensive planning process to assess source of supply adequacy. This assessment addresses both water quantity and quality features. Future customer demand projections are prepared. Existing system delivery infrastructure is evaluated to determine the capabilities of addressing anticipated demands. In addition to determining source of supply quantity adequacy, the ability to deliver the appropriate water quality is assessed. This would include compliance with environmental regulations as well as company water quality goals. The planning efforts result in a list of improvements that include source of supply upgrades.

Missouri

Missouri-American Water Company, which we refer to as MOAWC, serves a population of over 1 million and generated approximately $181.1 million of operating revenue in 2008, representing approximately 8.7% of operating revenue of our Regulated Businesses for that period.

In Missouri, our infrastructure and assets are designed to collect, treat and distribute water from a variety of surface water sources (including rivers, streams, lakes and reservoirs) and groundwater sources. In 2008, we obtained 83% of our water supply from surface water sources and 17% from groundwater sources.

MOAWC currently operates six surface water treatment plants and approximately 15 groundwater treatment plants, which process water extracted from over 35 groundwater wells. We maintain one dam, approximately 70 treated water storage facilities, 40 pumping stations and our water and wastewater collection and distribution systems comprise nearly 5,700 miles of mains and collection pipes. We currently operate four wastewater treatment facilities in Missouri.

Our ability to ensure adequate supply of water in Missouri is enhanced by our comprehensive planning process. In that process, we project future water demands based on historical growth patterns. Source of supply improvement projects are planned well in advance of actual need. Our operating districts in Missouri enjoy abundant water resources with limitation only in our Joplin service area where the source of water supply is unable to meet peak demands under drought conditions. To manage this issue on the demand side, the water use of a large industrial customer has been restricted under an interruptible tariff. Additional wells have been and will be developed to address short-term supply deficiencies. MOAWC is working with a consortium of agencies to determine a long-term supply solution for the Joplin, Missouri region.

Indiana

Indiana-American Water Company, Inc., which we refer to as INAWC, serves a population of approximately 1 million and generated approximately $156.4 million of operating revenue in 2008, representing approximately 7.5% of operating revenue of our Regulated Businesses for that period.

In Indiana, our infrastructure and assets are designed to collect, treat and distribute water from a variety of surface water sources (including rivers, streams, lakes and reservoirs) and groundwater sources. In 2008, we obtained 39% of our water supply from surface water sources and 59% from groundwater sources. Purchased treated water accounted for 2% of water supply for the same period.

INAWC currently operates six surface water treatment plants and approximately 30 groundwater treatment plants, which process water extracted from more than 125 groundwater wells. We maintain six dams and approximately 70 treated water storage facilities, 50 pumping stations and our water and wastewater collection and distribution systems comprise approximately 4,300 miles of mains and collection pipes. We currently operate one wastewater treatment facility in Indiana.

At INAWC, we employ several measures to ensure that we have adequate sources of water supply. INAWC conducts and updates comprehensive planning studies for each of its water utilities to identify and plan for long-term customer demand trends. In order to provide uninterrupted water service, new source of supply and water treatment capital projects are planned and timed to match increases in customer demand and/or changes in the yield of existing sources of supply and treatment capacities. For example, to serve our high growth Indianapolis southern Suburban market, our London Road Project will utilize a new well field and treatment plant that will satisfy the significant needs of increased population and economic development. Further, these facilities are built to be incrementally expandable to match further growth over the next 10 years. In cases of extreme demand (such as drought conditions), customer demand-management plans are in place to sustain water sources through to normal demand conditions. INAWC Noblesville District, a high growth northern suburb of Indianapolis, successfully managed high demand in 2007’s heat wave/drought condition through the use of its demand management plan. Further, emergency connections to alternate water sources are in place in some drought-sensitive Indiana American Water Company, Inc. districts.

California

California-American Water Company, which we refer to as CAWC, serves a population of approximately 0.6 million and generated $128.6 million of operating revenue in 2008, representing approximately 6.2% of operating revenue of our Regulated Businesses for that period.

In California, our infrastructure and assets are designed to collect, treat and distribute water from a variety of surface water sources (including rivers, streams, lakes and reservoirs) and groundwater sources. In 2008, we obtained 1% of our water supply from surface water sources and 66% from groundwater sources. Purchased treated water accounted for 33% of water supply for the same period.

CAWC currently operates one surface water treatment plant and approximately 140 groundwater treatment plants, which process water extracted from more than 170 groundwater wells. We maintain three dams, approximately 90 treated water storage facilities, 115 pumping stations, and our water and wastewater collection and distribution systems comprise approximately 2,700 miles of mains and collection pipes. We currently operate eight wastewater treatment facilities in California.

In California, in order to ensure that we have adequate sources of water supply we are in the permitting stages to obtain approval for the construction of a desalination plant to serve our customers on the Monterey Peninsula, we are designing new groundwater wells in our Larkfield district, and in other areas, we are making arrangements to extend or expand our purchase of water from neighboring water providers. As part of our San Clemente Dam project, under the supervision of the Division of Safety of Dams (DSOD), we also have been investigating alternatives for complying with seismic safety requirements at our San Clemente Dam on the Carmel River, including strengthening or removing the dam, and, in February 2009, informed DSOD that we plan to implement the dam strengthening project pursuant to our application pending before DSOD.

West Virginia

West Virginia-American Water Company, which we refer to as WVAWC, and its subsidiary Bluefield Valley Water Works Company, which we refer to as BFV, serve a population of nearly 0.6 million and generated approximately $115.7 million of operating revenue in 2008, representing approximately 5.5% of operating revenue of our Regulated Businesses for that period.

In West Virginia, our infrastructure and assets are designed to collect, treat and distribute water from a variety of surface water sources (including streams, lakes and reservoirs), and in 2008 we obtained 100% of our water supply from surface water sources.

WVAWC currently operates nine surface water treatment plants. We maintain four dams, approximately 170 treated water storage facilities, 235 pumping stations and our water collection and distribution systems comprise approximately 3,400 miles of mains and collection pipes. We currently operate one wastewater treatment facility in West Virginia.

In West Virginia, our surface water supplies are sufficient to meet demand under all but the most extreme drought conditions. Such drought conditions would be atypical for West Virginia, which has an average annual rainfall of 44 inches.

Customers

We have a large and geographically diverse customer base in our Regulated Businesses. For the purposes of our Regulated Businesses, each customer represents a connection to our water and/or wastewater networks. As in the case of apartment complexes, businesses and many homes, multiple individuals may be served by a single connection.

Residential customers make up the large majority of customers in all of the states in which we operate. In 2008, residential customers accounted for 91% of the customers and 58% of the operating revenue of our Regulated Businesses. Residential customers are highly predictable water and wastewater services consumers and they generate stable operating revenue over time and across regions. We also serve commercial customers, such as shops and businesses, industrial customers, such as large-scale manufacturing and production operations, and public authorities, such as government buildings and other public sector facilities, including schools. We supply water to private fire customers for use in fire suppression systems in office buildings and other facilities and also provide bulk water supplies to other water utilities that distribute them to their own customers.

The following table sets forth the number of water and wastewater customers by customer class for our Regulated Businesses as of December 31, 2008, 2007 and 2006:

	December 31,
	2008		2007		2006
	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,892,137	138,770	2,887,134	135,313	2,866,036	134,624
Commercial	226,935	6,214	227,831	5,825	229,354	5,922
Industrial	4,552	14	4,658	13	4,668	13
Private Fire	36,748	4	34,542	9	33,208	10
Public Authority & Other	16,145	196	17,130	173	16,990	177

Total	3,176,517	145,198	3,171,295	141,333	3,150,256	140,746

The following table sets forth water services operating revenue by customer class and wastewater services operating revenue, excluding other water revenues, for our Regulated Businesses for 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Water service
Residential	$1,197.7	$1,146.1	$1,067.9
Commercial	403.6	385.3	362.7
Industrial	101.8	94.7	92.0
Public and other	255.6	247.6	230.2

Total water services	$1,958.7	$1,873.7	$1,752.8
Wastewater services	79.9	75.6	72.2

Total	$2,038.6	$1,949.3	$1,825.0

Substantially all of our regulated water customers are metered, which allows us to measure and bill for our customers’ water consumption, typically on a monthly basis. Our wastewater customers are billed either on a fixed charge basis or based on their water consumption.

Customer usage of water is affected by weather conditions, particularly, during the summer. Our water systems experience higher demand in the summer due to the warmer temperatures and increased usage by customers for lawn irrigation and other outdoor uses. Summer weather that is cooler and wetter than average generally serves to suppress customer water demand and can have a downward effect on water operating revenue and operating income. Conversely, when weather conditions are extremely dry, our systems may be affected by drought-related warnings and/or water usage restrictions imposed by governmental agencies, also serving to reduce customer demand and operating revenue. These restrictions may be imposed at a regional or state level and may affect our service areas, regardless of our readiness to meet unrestricted customer demands. Other factors affecting our customers’ usage of water includes declining household sizes in the United States, conservation initiatives, including the use of more efficient household fixtures and appliances among residential consumers, and the recent deterioration in economy and credit markets which is having an adverse impact on our industrial and commercial customers operational and financial performance.

Supplies

Our water and wastewater operations require an uninterrupted supply of chemicals, energy and fuel, as well as maintenance material and other critical inputs. Many of these inputs are subject to short-term price volatility. Long-term volatility is partially mitigated through existing procurement contracts, current supplier continuity plans and the regulatory rate setting process.

Because of our geographic diversity, we maintain relationships with many chemical, equipment and service suppliers in the marketplace, and we do not rely on any single entity for a material amount of our supplies. We also employ a strategic sourcing process intended to ensure reliability in supply and long-term cost effectiveness. As a result of our strategic sourcing process and our strong relationships with suppliers, we are able to mitigate interruptions in the delivery of the products and services that are critical to our operations. For example, during Hurricane Katrina, we were challenged to locate chemical suppliers not affected by the hurricane. As a result of our previously negotiated and established relationships with a network of preferred suppliers, we were able to secure an uninterrupted supply of materials and to continue our operations in the affected areas without interruptions.

We have back-up energy sources at key facilities or alternative sources are available to us that are able to keep our operations running in the event of a temporary loss of our primary energy supplies.

Regulation

Economic Regulation

Our subsidiaries in the states in which we operate our Regulated Businesses are generally subject to extensive economic regulation by their respective state PUCs. The term “economic regulation” is intended to indicate that these state PUCs regulate the economic aspects of service to the public from systems that fall within their jurisdiction but do not generally establish water quality standards, which are set by the EPA and/or state environmental authorities and enforced through state environmental or health agencies. State PUCs have broad authority, derived from state laws and state constitutions under which they operate, to regulate many of the economic aspects of the utilities that fall within their jurisdiction. For example, state PUCs issue certificates of public convenience and necessity (or similar authorizations) that may be required for a company to provide public utility services in specific areas of the state. They also must approve the rates and conditions under which service is provided to customers and have extensive authority to establish rules and regulations under which the utilities operate. Although specific authority might differ from state to state, in most states, these state PUCs must approve rates, accounting treatments, long-term financing programs, significant capital expenditures and plant additions, transactions between the regulated subsidiary and affiliated entities, reorganizations and mergers and acquisitions, in many instances prior to their completion. The jurisdiction exercised by each state PUC is prescribed by state laws and regulations and therefore varies from state to state. Regulatory policies not only vary from state to state, they may change over time. These policies will affect the timing as well as the extent of recovery of expenses and the realized return on invested capital.

Economic regulation of utilities deals with many competing, and occasionally conflicting, public interests and policy goals. The primary responsibility of state PUCs is to achieve the overall public interest by balancing the interests of customers and the utility and its stockholders. Although the specific approach to economic regulation does vary, certain general principles are consistent across the states in which our regulated subsidiaries operate. Based on the United States Constitution and state constitutions that prohibit confiscation of property without due process of law and just compensation, as well as state statutory provisions and court precedent, utilities are entitled to recover, through rates charged to customers, prudent and reasonable operating costs as well as an opportunity to earn an appropriate return on our prudent, used and useful capital investment necessary to provide service to customers and a return of our prudent, used and useful capital investment necessary to provide service to customers. The state PUCs will also generally accord a utility the right to serve specific areas and will also provide investor-owned utilities with limited protection from competition because the requirement of an investor-owned utility to operate pursuant to a certificate of public convenience and necessity (or similar authorizations) typically prevents other investor-owned utilities from competing with it in the authorized area. In return, the utility undertakes to provide reliable service on a nondiscriminatory basis to all customers within the authorized area.

Our operating revenue is typically determined by reference to the volume of water supplied to a customer multiplied by a price-per-gallon set by a tariff approved by the relevant state PUC. Certain states have utilized a full or partial single rate policy, under which all customers in a state or certain regions within a state are charged utilizing a single rate structure, regardless of which of our individual systems serves them. The single tariff structure is based on costs that are determined on a state-wide or intra-state regional basis, thereby moderating the impact of periodic fluctuations in local costs while lowering administrative costs for us and our customers.

The process to obtain approval for a change in rates, or rate case, involves filing a petition with the state PUC on a periodic basis as determined by our capital expenditures needs and our operating costs. Rate cases are normally initiated by the regulated utility whenever the utility determines it needs to recover increased operating expenses or a return on new capital investment, or otherwise determines that its current authorized return is not sufficient, given current market conditions, to provide a reasonable return on investment. Typically a rate case will not be filed, however, unless the current or expected future return is below the allowed rate of return currently authorized by the regulator. A state PUC may also initiate a rate proceeding or investigation if it believes a utility may be earning in excess of its authorized rate of return. Rate cases often involve a lengthy and costly administrative process. The utility, the state PUC staff, consumer advocates and any other interveners who may participate in the process prepare and file evidence, consisting of supporting testimony and documentation. This is presented in public hearings in connection with the rate case. These hearings, which are economic and service quality fact-finding in nature, are typically conducted in a trial-like setting before the state PUC or an administrative law judge. During the process, the utility is required to provide staff and interveners with all relevant information they may request concerning the utility’s operations, expenses and investments. The sworn evidentiary record then forms the basis for a state PUC decision.

Some state PUCs are more restrictive than others with regard to the types of expenses and investments that may be recovered in rates as well as with regard to the transparency of their rate-making processes, and how they reach their final rate determinations. However, in evaluating a rate case, state PUCs typically focus on five areas:

•	the amount and prudence of investment in facilities considered “used and useful” in providing public service;

•	the operating and maintenance costs and taxes associated with providing the service (typically by making reference to a representative 12-month period of time, known as a test year);

•	the appropriate rate of return;

•	the tariff or rate design that allocates operating revenue requirements equitably across the customer base; and

•	the quality of service the utility provides, including issues raised by customers.

The decisions of state PUCs and the timing of those decisions can have a significant impact on the operations and earnings of our Regulated Businesses. Rate cases and other rate-related proceedings can take several months to over a year to complete. Therefore, there is frequently a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating expense increase and when those costs are reflected in rates. For instance, an unexpected increase in chemical costs or new capital investment that is not appropriately reflected in the most recently completed rate case will generally not be recovered by the regulated subsidiary until the next rate case is filed and approved by the state PUC. Our rate case management program is guided by the goals of obtaining efficient recovery of costs of capital and utility operating and maintenance costs, including costs incurred for compliance with environmental regulations. The management team at each of our regulated subsidiaries anticipates the time required for the regulatory process and files a rate case with the goal of obtaining rates that reflect as closely as possible the cost of providing service at the time the rates become effective. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on our invested capital and a return of our invested capital that are permitted by the state PUC.

Our regulated subsidiaries also pursue methods to minimize the adverse impact of regulatory lag and have worked with state PUCs and legislatures to implement a number of approaches to achieve this result. A number of states in which our Regulated Businesses operate have adopted efficient rate policies, including some form of single tariff pricing, forward-looking test years, pass-through provisions or infrastructure surcharges. Forward-looking test years and infrastructure surcharges reduce the regulatory lag associated with the traditional method of recovering rates from state PUCs through lengthy rate cases based on historical information. Pennsylvania, New Jersey, West Virginia, Kentucky, Ohio, Indiana and Illinois are examples of states that have adopted a full or partial single tariff pricing policy.

Also, an increasing number of states are permitting rates to be adjusted outside of a general rate case for certain costs, such as a return on capital investments to replace aging infrastructure or increases in expenses beyond the utility’s control, such as purchased water costs. This infrastructure surcharge mechanism allows our rates to be adjusted and charged to customers outside the context of a general rate proceeding for pre-specified portions of our capital expenditures to replace aging infrastructure closer to the time these expenses are incurred. For example, Pennsylvania, Illinois, Missouri, Indiana, New York, and Ohio are examples of states that have in the past allowed tariffs that permit the imposition of surcharges on customers’ bills for infrastructure replacement. New Jersey, California, Virginia and Illinois have allowed surcharges for purchased water costs, California has allowed surcharges for power, and New York has allowed surcharges for certain costs such as power and chemicals. These constructive regulatory mechanisms encourage us to maintain a steady capital expenditure program to repair and improve water and wastewater systems as needed by reducing the regulatory lag on the recovery of prudent expenditures.

The forward-looking test year mechanism allows us to earn on a more timely basis a return of our current or projected costs and a rate of return on our current or projected invested capital and other “known and measurable changes” in our business. Some states have permitted use of some form of forecast or forward-looking test year instead of historical data to set rates. Examples of these states include Illinois, Kentucky, Ohio, Pennsylvania, New York, Tennessee and California. In addition, a number of states in which we operate have allowed the utility to update historical data for certain changes that occur for some limited period of time subsequent to the historical test year. This allows the utility to take account of some more current costs or capital investments in the rate-setting process. Examples of these states include New Mexico, Texas, Missouri, Iowa, Virginia, Maryland, West Virginia, New Jersey and Arizona.

Also, some of the states in which we operate permit pass-through provisions that allow for an increase in certain operating costs, such as purchased power and property taxes to be passed on to and recovered from customers outside of a general rate case proceeding.

Another regulatory mechanism to address issues of regulatory lag includes the potential ability, in certain circumstances, to recover in rates a return on utility plant before it is actually in service, instead of capitalizing an allowance for funds used during construction. Examples of states that have allowed such recovery include Texas, Pennsylvania, Ohio, Kentucky, Virginia, Illinois and California.

In addition, some states have permitted us to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUCs assess the prudency of such projects.

The ability of the Company to seek regulatory treatment as described above does not guarantee that the state PUCs will accept the Company’s proposal in the context of a particular rate case. However, the Company strives to use these and other regulatory policies to address issues of regulatory lag wherever appropriate and to expand their use in areas where they may not currently apply.

Environmental, Health and Safety and Water Quality Regulation

Our water and wastewater operations are subject to extensive United States federal, state and local and, in the case of our Canadian operations, Canadian laws and regulations governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights and the manner in which we collect, treat, discharge and dispose of wastewater. We are also subject to certain regulations regarding fire protection services in the areas we serve. These regulations include the Safe Drinking Water Act, the Clean Water Act and other federal, state, local and Canadian laws and regulations governing the provision of water and wastewater services, particularly with respect to the quality of water we distribute. We also are subject to various federal, state, local and Canadian laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety and other matters relating to the protection of the environment, health and safety. State PUCs also set conditions and standards for the water and wastewater services we deliver.

We maintain a comprehensive environmental policy including responsible business practices, compliance with environmental laws and regulations, effective use of natural resources, and stewardship of biodiversity. We believe that our operations are in material compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. Across the Company, we conduct nearly one million water quality tests each year at our laboratory facilities in addition to continuous on-line instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. For 2008, we achieved greater than a 99.9% compliance rate for meeting state and federal drinking water standards and 99.2% for compliance with wastewater requirements.

We participate in the Partnership for Safe Water, the United States EPA’s voluntary program to meet more stringent goals for reducing microbes. Currently, 70 of our facilities have received the program’s “Director” award and 65 have maintained it for more than five years.

For fiscal year 2008, our aggregate capital expenditures for environmental, health and safety and water quality regulatory compliance were approximately $150.0 million, and we currently expect to spend similar amounts for such matters in fiscal year 2009.

Safe Drinking Water Act

The Federal Safe Drinking Water Act and regulations promulgated thereunder establish national quality standards for drinking water. The EPA has issued rules governing the levels of numerous naturally occurring and man-made chemical and microbial contaminants and radionuclides allowable in drinking water and continues to propose new rules. These rules also prescribe testing requirements for detecting contaminants, the treatment systems which may be used for removing contaminants and other requirements. Federal and state water quality requirements have become increasingly more stringent, including increased water testing requirements, to reflect public health concerns.

For example, in 2001, the EPA decreased permissible arsenic levels in drinking water and required compliance by water systems by January 2006. In 2003, a new EPA rule governing non-radon radionuclides became effective, regulating uranium in drinking water for the first time and requiring initial monitoring under state programs by the end of 2007. We believe that we are in material compliance with both these rules.

In order to remove or inactivate microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and byproducts of the disinfection process. In January 2006, the EPA promulgated the Long-term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectants and Disinfection Byproduct Rule. In October 2006, the EPA finalized the Ground Water Rule, applicable to water systems providing water from underground sources. In 2006, the EPA also proposed revisions to the monitoring and reporting requirements of the existing Lead and Copper Rule.

Although it is difficult to project the ultimate costs of complying with the above or other pending or future requirements, we do not expect current requirements under the Safe Drinking Water Act to have a material impact on our operations or financial condition. In addition, capital expenditures and operating costs to comply with environmental mandates traditionally have been recognized by state public utility commissions as appropriate for inclusion in establishing rates. As a result, we expect to fully recover the operating and capital costs resulting from these pending or future requirements.

Clean Water Act

The Federal Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to our sewer collection systems, our operations require discharge permits under the National Pollutant Discharge Elimination System, or NPDES, permit program established under the Clean Water Act. Pursuant to the NPDES program, the EPA or implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. We believe that we maintain the necessary permits and approvals for the discharges from our water and wastewater facilities. From time to time, discharge violations occur at our facilities, some of which result in fines. We do not expect any such violations or fines to have a material impact on our results of operations or financial condition.

Other Environmental, Health and Safety and Water Quality Matters

Our operations also involve the use, storage and disposal of hazardous substances and wastes. For example, our water and wastewater treatment facilities store and use chlorine and other chemicals and generate wastes that require proper handling and disposal under applicable environmental requirements. We also could incur remedial costs in connection with any contamination relating to our operations or facilities or our off-site disposal of wastes. Although we are not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations in the future could result in additional costs. Our facilities and operations also are subject to requirements under the United States Occupational Safety and Health Act and are subject to inspections thereunder. For further information, see “Business—Research and Development.”

Certain of our subsidiaries are involved in pending legal proceedings relating to environmental matters. These proceedings are described further in the section entitled “Item 3—Legal Proceedings.”

Growth

In the course of pursuing our growth strategy, we periodically acquire water and wastewater utilities by making acquisitions in our existing markets and certain markets in the United States where we do not currently operate our Regulated Businesses. We have executed a number of larger acquisitions in the past 10 years. In 1996, our regulated subsidiary, PAWC, acquired the regulated water utility operations of Pennsylvania Gas and Water Company, a subsidiary of Pennsylvania Enterprises Inc., for approximately $409.4 million. In 1999, we acquired the privately held National Enterprises Inc., in a transaction valued at $700.0 million. In 2002, we acquired the water and wastewater facilities in six states from Citizens Communications Company for an aggregate purchase price of $979.8 million. We also acquire water and wastewater utilities through tuck-ins. The proximity of tuck-in opportunities to our regulated footprint allows us to integrate and manage the acquired systems and operations using our existing management and to achieve efficiencies. Historically, pursuing tuck-ins has been a fundamental part of our growth strategy. We intend to continue to grow our regulated footprint through tuck-in acquisitions of small water and/or wastewater systems. Tuck-ins allow us to integrate systems, operations and management and achieve efficiencies. We intend to continue to expand our regulated footprint geographically by acquiring water and wastewater systems in our existing markets and, if appropriate, certain markets in the United States where we do not currently operate our Regulated Businesses.

The chart below sets forth our historical tuck-ins for 1996 through December 2008. In addition to the 10 acquisitions completed in 2008, there are another three transactions that were signed in 2008 and are expected to be completed in 2009, the largest of which is the Trenton acquisition.

While our business mix will continue to focus predominantly on regulated activities, we are pursuing opportunities in non-regulated businesses that are complementary to our Regulated Businesses and our capabilities. We plan to focus on our public/private partnerships, including O&M and military contracts and services. We intend to capitalize on our O&M expertise as well as our existing municipal and government relationships to identify and bid for new ventures that have attractive risk and return characteristics. We also intend to continue to expand our non-regulated Homeowner Services business, which provides services to domestic homeowners to protect against the cost of repairing broken or leaking pipes inside and outside their homes, in areas within and beyond our existing regulated footprint.

Competition and Condemnation

In our Regulated Businesses, we generally do not face direct or indirect competition in providing services in our existing markets because (i) we operate within those markets pursuant to certificates of public convenience and necessity (or similar authorizations) issued by state PUCs and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a barrier to market entry. Our Regulated Businesses do face competition from governmental agencies, other investor-owned utilities and strategic buyers in connection with entering new markets and making strategic acquisitions. Consolidation is changing the competitive landscape as small local utilities struggle to meet their capital spending requirements and look to partner with investor-owned utilities. We also face competition in offering services to new real estate developers, where we compete with others on the basis of the financial terms we offer for our services, the availability of water and our ability to commence providing services on a timely basis. Our largest investor-owned competitors, based on a comparison of operating revenues and population served, are Aqua America Inc., United Water (owned by Suez Environment Company S.A.), American States Water Co. and California Water Services Group.

The certificates of public convenience and necessity (or similar authorizations) pursuant to which we operate our Regulated Businesses do not prevent municipalities from competing with us to provide water and wastewater utility services. Further, the potential exists that portions of our subsidiaries’ utility assets could be acquired by municipalities or other local government entities through one or more of the following methods:

•	eminent domain (also known as condemnation);

•	the right of purchase given or reserved by a municipality or political subdivision when the original certificate was granted; and

•	the right of purchase given or reserved under the law of the state in which the utility subsidiary was incorporated or from which it received its certificate.

The sale price for such a transaction initiated by a local government may be determined consistent with applicable eminent domain law, or the price may be negotiated or fixed by appraisers as prescribed by the law of the state or in the particular franchise or charter. We believe our operating subsidiaries would be entitled to fair market value for any assets required to be sold, and we are of the opinion that fair market value would be in excess of the book value for such assets.

We are periodically subject to condemnation proceedings in the ordinary course of business. On September 5, 2008, California American Water sold the assets of our Felton, California water system, which served approximately 1,330 customers, to the San Lorenzo Valley Water District. The most recent prior sale of our water and wastewater systems under threat of condemnation occurred in 2003. We actively monitor condemnation activities that may affect us as soon as we become aware of them. We do not believe that condemnation poses a material threat to our ability to operate our Regulated Businesses.

Our Non-Regulated Businesses

In addition to our Regulated Businesses, we operate the following Non-Regulated Businesses, which generated $272.2 million of operating revenue in 2008 representing 11.6% of total operating revenue for the same periods. No single group within our Non-Regulated Businesses generates in excess of 10% of our aggregate revenue.

Contract Operations Group

Our Contract Operations Group enters into public/private partnerships, including O&M and DBO contracts for the provision of services to water and wastewater facilities for municipalities, the United States military and other customers. We typically make no capital investment under our contracts with municipalities and other customers, instead performing our services for a fee. We may make limited capital investments under our contracts with the United States military. Our Contract Operations Group generated revenue of $170.1 million in 2008, representing 62.5% of revenue for our Non-Regulated Businesses.

We are currently party to more than 49 contracts across the United States and Canada, with contracts ranging in term from three to 50 years. The services provided under our O&M contracts vary in size and scope. For instance, 44 of our O&M contracts are operational in nature with repair and replace elements but not DBOs. Annual operating revenue from the O&M contracts varies from $0.3 million to $8.2 million per contract. In addition, we are an active participant in the United States Department of Defense’s Utility Privatization Program, or UPP. The Department of Defense has awarded us seven 50-year contracts for the operation and maintenance of the water and wastewater systems since 2003, and we have one 3-year sub-contract with a municipality, acting as primary contractor with the Department of Defense, for similar services on an interim basis until construction of new connections to an existing municipal facility is completed. Remaining lifetime revenue under all these O&M contracts total approximately $2,288.8 million as of December 31, 2008. All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In either event, we are entitled to recover the remaining amount of our capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts.

The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions.

In general, the Contract Operations Group is engaged in providing these services to systems with over 3,000 customers (and in many cases far larger) as distinguished from the O&M services provided by our Applied Water Management Group usually to systems with less than 3,000 customers. However, there is some overlap in size of systems served due to geographic and operational considerations.

Applied Water Management Group

Our Applied Water Management Group works with customers to design, build and operate smaller-scale water and wastewater treatment plants (typically serving up to 3,000 customers). Our typical customers are real estate developers, industrial companies and new or expanding communities. We specialize in providing reliable, advanced and eco-friendly water and wastewater solutions to suit each customer’s water needs. Our Applied Water Management Group generated revenue of $23.8 million in 2008, representing 8.7% of revenue for our Non-Regulated Businesses.

The Applied Water Management Group currently serves our customer base primarily in the Northeastern United States and was responsible for the design, construction and operation of advanced wastewater treatment recycling systems for sites as varied as residential buildings in Battery Park City in New York City and Gillette Stadium in Foxborough, Massachusetts. Approximately 38% of the Applied Water Management Group’s business involves operating and maintaining smaller-scale water and wastewater plants, made up of a mixture of facilities that we designed and built, and some which we only operate.

Homeowner Services Group

Our Homeowner Services Group provides services to domestic homeowners to protect against the cost of repairing broken or leaking pipes inside and outside their homes. We initially offered these services within territories covered by our regulated subsidiaries, but are expanding to enable other utilities outside our territories to offer the services to their customers. In the marketing of these services, we focus on educating homeowners about their service line ownership responsibility and providing convenient and cost effective solutions to internal and external water line and sewer line repairs. Our Homeowner Services Group generated revenue of $47.5 million in 2008, representing 17.5% of revenue for our Non-Regulated Businesses.

Our Service Line Protection Programs offer customers various service contracts for a monthly fee that cover repair of water line leaks and breaks, sewer line clogs and blockages and emergency in-home plumbing problems. In the event of a problem, customers contact our national call center and we dispatch local contractors to the customer’s home to undertake the necessary repairs.

Our Homeowners Services Group currently has approximately 680,000 customer contracts in 15 of the states where we operate our Regulated Businesses. We intend to expand our service offering to the remaining key states in which we operate our Regulated Businesses as well as other viable territories.

Building on the success of its Service Line Protection Programs, our Homeowner Services Group recently introduced LineSaver™, an exclusive program for municipalities and public water systems that is available across the country. The LineSaver™ program involves partnering with municipalities to offer our protection programs to homeowners serviced by the municipal system while providing an income opportunity to the municipality or public water system. We entered into our first Line Saver™ Program partnership with the city of Trenton, New Jersey and are currently discussing partnerships with municipalities across the nation.

Other Non-Regulated Businesses

Our Non-Regulated Businesses also include (i) our Carbon Services Group, which provides granular activated carbon for water purification to our Regulated Businesses as well as certain outside customers and (ii) our Residuals Group, Terratec, which provides environmentally sustainable management and disposal of biosolids and wastewater by-products. Our United States-based Residuals Group was divested effective June 29, 2007. These other Non-Regulated Businesses generated revenue of $30.8 million in 2008 in the aggregate, representing 11.3% of revenue for our Non-Regulated Businesses.

Competition

We face competition in our Non-Regulated Businesses from a number of service providers, including Veolia, American States, OMI and Southwest Water, particularly in the area of O&M contracting. Securing new O&M contracts is highly competitive, as these contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise. We also face competition in maintaining existing O&M contracts to which we are a party, as these frequently come up for renegotiation and are subject to an open bidding process.

Research and Development

We established a formal research and development program in 1981 with the goal of improving water quality and operational effectiveness in all areas of our businesses. Our research and development personnel are located at two of our facilities: the regional center in Voorhees, New Jersey and our research laboratory in Delran, New Jersey. In addition, our quality control and testing laboratory in Belleville, Illinois supports research through sophisticated testing and analysis. Since its inception, our research and development program has evolved to become a leading water-related research program, achieving advancements in the science of drinking water, including sophisticated water testing procedures and desalination technologies.

Since the formation of the EPA in 1970, we have collaborated with the agency to achieve effective environmental, health and safety and water quality regulation. This relationship has developed to include sharing of our research and national water quality monitoring data in addition to our treatment and distribution system optimization research. Our engagement with the EPA has helped us to achieve a leadership position for our company within the water and wastewater industry and has provided us with early insight into emerging regulatory issues and initiatives, thereby allowing us to anticipate and to accommodate our future compliance requirements.

In 2008, we spent $2.5 million on research and development, which represents an increase of 25% over the $2.0 million spent in 2007. Approximately one-third of our research budget is comprised of competitively awarded outside research grants. Such grants reduce the cost of research and allow collaboration with leading national and international researchers.

We believe that continued research and development activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Support Services

Our American Water Works Service Company subsidiary provides centrally administered professional services to our Regulated Businesses under the terms of contracts with these companies that have been approved by state PUCs, where necessary. These services, which are provided at cost, may include accounting, administration, business development, communications, corporate secretarial, engineering, financial, health and safety, human resources, information systems, legal, operations, procurement, rates, security, risk management, water quality and research and development. Similar services may be provided to our Non-Regulated Businesses. These arrangements afford our affiliated companies professional and technical talent on an economical and timely basis.

We operate two national customer service centers, with personnel located in Alton, Illinois and Pensacola, Florida. These centers employ approximately 700 people in total and process telephone calls from customers across all of our service areas.

Community Relations

Corporate responsibility is a critical part of how we do business at American Water. From our community involvement to the steps we have taken to reduce our environmental footprint, we believe that we have the opportunity to drive our business from a broader perspective, one that inspires and wins customer, community, employee and shareholder loyalty and support through responsible business practices.

Corporate responsibility encompasses four main areas at American Water, including Environmental Responsibility, Economic Health, Social Well-Being and Governance. Together, these focus areas are designed to create shareholder value in a number of ways including, attracting and retaining talent, avoiding operational and reputational risk and identifying new opportunities that respond to sustainable solutions.

Communication activities for our Regulated Businesses are designed to ensure that our customers, regulators, elected and appointed officials, as well as, community leaders are fully informed about water and wastewater-related issues affecting their communities. We focus on developing effective relationships and have in place experienced staff members in the areas of community relations, government relations, media relations and marketing. We believe that an informed customer is more likely to be a satisfied customer.

Our primary focus for our Regulated Businesses is on consumer education. We target our communications to ensure that all of our audiences are well informed and up-to-date on water and wastewater-related issues through community outreach meetings, bill inserts to our customers, newspaper articles on timely topics, paid advertisements on important issues, annual water quality reports or one-on-one meetings to update key community and government leaders. We continually provide information on topics such as the need for infrastructure investments that we are making within a community, the impact on rates and services, water supply needs, water conservation requirements, as well as information on water quality. We believe that educating our customers about these topics leads to greater understanding of the service issues that we face and results in a higher level of customer satisfaction. For instance, we believe that our customers are less likely to react negatively to a rate increase if they have been informed that the rate increase is necessitated by an infrastructure investment necessary to continue to provide high quality water service. We also believe that our customers are less likely to have a negative reaction to water use restrictions if they understand the reasons behind the restrictions and that all customers are being impacted by the same inconveniences.

Communications activities for our Non-Regulated Businesses focus on identifying prospective market opportunities for growth and expansion and educating target markets on the value we can bring to solving specific water supply, water quality or other water and wastewater-related issues. Our experienced business development team reinforces the expertise, experience and capabilities we can provide to communities or developers through industry trade shows, public speaking opportunities, industry conferences and paid advertising, public-private partnerships or contract relationships, which may include DBO projects for customers or providing experienced O&M services for various sized water and wastewater-related projects.

Employee Matters

Currently we employ approximately 7,300 full-time employees. Of these, approximately 3,700, or approximately 51%, are represented by unions. We have 76 collective bargaining agreements in place with the 20 different unions representing our unionized employees. Approximately one-fourth of our local union contracts expire annually. We maintain good relations with our unionized workforce and have no significant history of strikes or labor stoppages.

Training

We place emphasis on the selection of well-qualified employees and seek to provide the best and most up-to-date training to ensure that our water and wastewater operations function efficiently and safely. We provide internal training programs designed to meet the standards demanded by the regulatory authorities in the states where we operate our regulated business.

Security

Due to terrorist and other risks, we have heightened security at our facilities over the past several years and have taken added precautions to protect our employees and the water delivered to our customers. We have a security programs department that provides oversight and governance of physical and information security throughout our operations and is responsible for designing, implementing, monitoring and supporting active and effective physical and information security controls.

In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including those that required companies to submit vulnerability assessment studies to the federal government. We have complied with EPA regulations concerning vulnerability assessments and have made filings to the EPA as required. Vulnerability assessments are conducted regularly to evaluate the effectiveness of existing security controls and serve as the basis for further capital investment in security for the facility. Information security controls are deployed or integrated to prevent unauthorized access to company information systems, assure the continuity of business processes dependent upon automation, ensure the integrity of our data and support regulatory and legislative compliance requirements. In addition, communication plans have been developed as a component of our procedures. While we do not make public comments on the details of our security programs, we have been in contact with federal, state and local law enforcement agencies to coordinate and improve the security of our water delivery systems and to safeguard our water supply.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may obtain a copy of any of these reports, free of charge, from the Investor Relations section of our website, http://www.amwater.com shortly after we file or furnish the information to the SEC. Information contained on our website shall not be deemed incorporated into, or to be a part of, this Report.

You may also obtain a copy of any of these reports directly from the SEC. You may read and copy any material we file or furnish with the SEC at their Public Reference Room, located at 100 F Street N.E., Washington, D.C. 20549. The phone number for information about the operation of the Public Reference Room is 1-800-732-0330 (if you are calling from within the United States), or 202-551-8090. Because we electronically file our reports, you may also obtain this information from the SEC internet website at http://www.sec.gov. You can obtain additional contact information for the SEC on their website.

The American Water corporate governance guidelines and the charters for each of the board of directors’ standing committees together with the American Water Code of Ethics and additional information regarding our corporate governance, are available on our website http://www.amwater.com and will be made available, without charge, in print to any shareholder who requests such documents from Investor Relations Department, American Water Works Company, Inc., 1025 Laurel Oak Road, Voorhees, NJ, 08043.

ITEM 1A.	RISK FACTORS

We operate in a market and regulatory environment that involves significant risks, many of which are beyond our control. In addition to the other information included or incorporated by reference in this Form 10-K, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or results of operations. If any of the following risks actually occur, our business, financial condition, operating results and prospects could be adversely affected, which in turn could adversely affect the value of our common stock.

Risks Related to Our Industry and Business

Our utility operations are heavily regulated. Decisions by state PUCs and other regulatory agencies can significantly affect our business and results of operations.

Our Regulated Businesses provide water and wastewater services to our customers through subsidiaries economically regulated by state PUCs. Economic regulation affects the rates we charge our customers and has a significant effect on our business and results of operations. Generally, the state PUCs authorize us to charge rates that they determine are sufficient to recover our prudently incurred operating expenses, to enable us to finance the addition of new, or the replacement of existing, water and wastewater infrastructure and to allow us the opportunity to earn what they determine to be an appropriate rate of return on our invested capital and a return of our invested capital.

Our ability to meet our financial objectives depends upon the rates authorized by the various state PUCs. We periodically file rate increase applications with state PUCs. The ensuing administrative process may be lengthy and costly. We can provide no assurances that our rate increase requests will be granted. Even if approved, there is no guarantee that approval will be given in a timely manner or at a sufficient level to cover our expenses, the recovery of our investment and/or provide us an opportunity to earn an appropriate rate of return on our investment and a return of our investment. If the authorized rates are insufficient to cover operating expenses, to allow for the recovery of our investment and to provide an appropriate return on invested capital, or if the rate increase decisions are delayed, our financial condition, results of operations, cash flow and liquidity may be adversely affected. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on our invested capital and a return of our invested capital that are permitted by the state PUC.

Our operations and the quality of water we supply are subject to extensive environmental laws and regulations. Our operating costs have increased, and are expected to continue to increase, as a result of complying with environmental laws and regulations. We also could incur substantial costs as a result of violations of or liabilities under such laws and regulations.

Our water and wastewater operations are subject to extensive United States Federal, state and local and, in the case of our Canadian operations, Canadian, laws and regulations, that govern the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. These requirements include the United States Clean Water Act of 1972, which we refer to as the Clean Water Act, and the United States Safe Drinking Water Act of 1974, which we refer to as the Safe Drinking Water Act, and similar state and Canadian laws and regulations. We are also required to obtain various environmental permits from regulatory agencies for our operations. State PUCs also set conditions and standards for the water and wastewater services we deliver. If we deliver water or wastewater services to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs or damage to our reputation. In the most serious cases, regulators could force us to discontinue operations and sell our operating assets to another utility or municipality. Given the nature of our business which, in part, involves supplying water for human consumption, any potential non-compliance with, or violation of, environmental laws or regulations would likely pose a more significant risk to us than to an issuer not similarly involved in the water and wastewater industry.

We incur substantial operating and capital costs on an ongoing basis to comply with environmental laws and regulations and other health and safety and water quality regulations. These laws and regulations, and their enforcement, have tended to become more stringent over time, and new or stricter requirements could increase our costs. Although we may seek to recover ongoing compliance costs in our rates, there can be no guarantee that the various state PUCs or similar regulatory bodies that govern our Regulated Businesses would approve rate increases to recover such costs or that such costs will not adversely and materially affect our financial condition, results of operations, cash flow and liquidity.

We may also incur liabilities under environmental laws and regulations requiring us to investigate and clean up environmental contamination at our properties or at off-site locations where we have disposed of waste or caused adverse environmental impacts. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs, and could adversely affect our financial condition, results of operations, cash flow and liquidity. Such remediation losses may not be covered by our insurance policies and may make it difficult for us to secure insurance in the future at acceptable rates.

Market disruptions caused by the worldwide financial crisis could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on our revolving credit facility and the capital markets to satisfy our liquidity needs. Further disruptions in the credit markets or further deterioration of the banking industry’s financial condition, may discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. On September 15, 2008, we sought to issue commercial paper but were unable to consummate the issuance due to adverse market conditions. In order to meet our short-term liquidity needs we are borrowing under our existing $840 million revolving credit facility. Commitments under this revolving credit facility of $685 million mature on September 15, 2013, and the remaining $155 million expire on September 15, 2012. American Water Capital Corp. (“AWCC”), our financing subsidiary, had $345.0 million of outstanding borrowings and $43.9 million of outstanding letters of credit under this credit facility as of February 23, 2009. AWCC had $178.5 million of outstanding overnight commercial paper as of February 23, 2009. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

As of December 31, 2008, the Company has issued through its subsidiaries $120.3 million of variable rate demand bonds which are periodically remarketed. During the months of January and February 2009, AWCC purchased its variable rate demand bonds because no buyer was willing to purchase the bonds at market rates. At February 23, 2009, AWCC holds all $120.3 million in treasury. We can provide no assurances that the bonds will be remarketed successfully or at reasonable interest rates.

Longer term disruptions in the capital and credit markets as a result of uncertainty, reduced financing alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include deferring capital expenditures, reducing dividend payments, and reducing other discretionary expenditures.

Continued market disruptions could cause a broad economic downturn which may lead to increased incidence of customers’ failure to pay for services delivered, could adversely affect our financial condition, results of operations and cash flow.

The capital market disruptions could result in higher interest rates on publicly issued debt securities, increased commercial paper borrowing costs, and increased costs related to variable rate debt. As a result, continuation of the market disruptions could increase the Company’s interest expense and adversely impact our results of operations.

The disruption in the capital markets and its actual or perceived effects on particular businesses and the greater economy also adversely affects the value of the investments held within the Company’s employee benefit plan trusts. Significant declines in the value of the investments held within the Company’s employee benefit plan trusts may require the Company to increase contributions to those trusts in order to meet future funding requirements if the actual asset returns do not recover these declines in value in the foreseeable future. These trends may also adversely impact the Company’s results of operations, net cash flows and financial positions, including our shareholders’ equity.

Market conditions may unfavorably impact the value of benefit plan assets and liabilities which then could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under the Company’s pension and postretirement benefit plans and could significantly impact our results of operations and financial position. The Company has significant obligations in these areas and the Company holds significant assets in these trusts. These assets are subject to market fluctuations, which may affect investment returns, which may fall below the Company’s projected return rates. A decline in the market value of the pension and postretirement benefit plan assets, as was experienced in 2008, will increase the funding requirements under the Company’s pension and postretirement benefit plans if the actual asset returns do not recover these declines in value. Additionally, the Company’s pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans. Also, future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable from our customers, and our the results of operations and financial position of the Company could be negatively affected.

During 2008, the Company’s unfunded status of its pension plan increased significantly primarily due to lower than expected 2008 asset returns, which are expected to result in increased benefit costs and required funding contributions in future years. Based on current plan assets and expected future asset returns, the Company currently estimates the increase to pension and postretirement expense (net of capitalized amounts) in 2009 to be approximately $32 million, pre-tax. It is the Company’s intent to work with PUCs in the states in which it operates to minimize the impact of such increases on its results of operations. The Company currently expects to make pension and postretirement benefit contributions to the plan trusts of $125.9 million, $132.5 million, $124.7 million, $161.9 million and $123.2 million in 2009, 2010, 2011, 2012 and 2013 respectively. Actual amounts contributed could change significantly from these estimates.

Changes in laws and regulations over which we have no control can significantly affect our business and results of operations.

Any governmental entity that regulates our operations may enact new legislation or adopt new regulations or policies at any time, and new judicial decisions may change the interpretation of existing legislation or regulations at any time. The individuals who serve as regulators are elected or are political appointees. Therefore, elections which result in a change of political administration or new appointments may also result in changes in the individuals who serve as regulators and the policies of the regulatory agencies that they serve. New laws or regulations, new interpretations of existing laws or regulations, or changes in agency policy, including as a response to shifts in public opinion, or conditions imposed during the regulatory hearing process may affect our business in a number of ways, including the following:

•	making it more difficult for us to raise our rates and, as a consequence, to recover our costs or earn our expected rates of return;

•	changing the determination of the costs, or the amount of costs, that would be considered recoverable in rate cases;

•	changing water quality or delivery service standards or wastewater collection, treatment, discharge and disposal standards with which we must comply;

•	restricting our ability to terminate our services to customers who owe us money for services previously provided;

•	requiring us to provide water services at reduced rates to certain customers;

•	restricting our ability to sell assets or issue securities;

•	changing regulatory benefits that we expected to receive when we began offering services in a particular area;

•	changing or placing additional limitations on change in control requirements relating to any concentration of ownership of our common stock;

•	making it easier for governmental entities to convert our assets to public ownership via eminent domain;

•	restricting or prohibiting our extraction of water from rivers, streams, reservoirs or aquifers; and

•	revoking or altering the terms of the certificates of public convenience and necessity (or similar authorizations) issued to us by state PUCs.

Any of these changes or any other changes in laws, regulations, judicial decisions or agency policies applicable to us may have an adverse effect on our business, financial condition, results of operations, cash flow and liquidity.

Weather conditions, natural hazards, availability of water supplies and competing uses may interfere with our sources of water, demand for water services and our ability to supply water to customers.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. As a general rule, sources of public water supply, including rivers, lakes, streams and groundwater aquifers are held in the public trust and are not owned by private interests. As such, we typically do not own the water that we use in our operations, and the availability of our water supply is established through allocation rights and passing-flow requirements set by governmental entities. Passing-flow requirements set minimum volumes of water that must pass through specified water sources, such as rivers and streams, in order to maintain environmental habitats and meet water allocation rights of downstream users. Allocation rights are imposed to ensure sustainability of major water sources and passing flow requirements are most often imposed on source waters from smaller rivers, lakes and streams. These requirements can change from time to time and adversely impact our water supply. Drought, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water.

Governmental restrictions on water use may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition and results of operations. Seasonal drought conditions that would impact our water services are possible across all of our service areas, and drought conditions currently exist in several areas of the United States. However, these conditions are more prevalent in the Northeast and West where supply capacity is limited and per capita water demand is high. If a regional drought were to occur affecting our service areas and adjacent systems, governmental restrictions may be imposed on all systems within a region independent of the supply adequacy of any individual system. There have been no mandatory water use restriction orders to date in 2009, although voluntary conservation efforts or water use restrictions were implemented during certain periods of 2008 in parts of New Jersey, New Mexico, New York and California. Following drought conditions, water demand may not return to pre-drought levels even after restrictions are lifted. Cool and wet weather may also reduce demand for water, thereby adversely affecting our financial condition, results of operations, cash flow and liquidity.

Service interruptions due to severe weather events are possible across all our service areas. These include winter storms and freezing conditions in our colder climate service areas, high wind conditions in our service areas known to experience tornados, earthquakes in our service areas known to experience seismic activity, high water conditions for our facilities located in or near designated flood plains, hurricanes in our coastal service areas and severe electrical storms which are possible across all of our service areas. These weather events may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. Any interruption in our ability to supply water or to collect, treat and properly dispose of wastewater, or any costs associated with restoring service, could adversely affect our financial condition and results of operations. Furthermore, losses from business interruptions or damage to our facilities might not be covered by our insurance policies and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Declining residential per customer water usage may reduce our long-term revenues, financial condition and results of operations.

Increased water conservation, including through the use of more efficient household fixtures and appliances among residential consumers, combined with declining household sizes in the United States, has contributed to a trend of declining residential per customer water usage. Our Regulated Businesses are heavily dependent upon revenue generated from rates we charge to our residential customers for the volume of water they use. The rate we charge for our water is regulated by state PUCs, and we may not unilaterally adjust our rates to reflect demand. Declining usage will have a negative impact on our long-term operating revenues if we are unable to secure rate increases or to grow our residential customer base to the extent necessary to offset the residential usage decline.

Risks associated with the collection, treatment and disposal of wastewater may impose significant costs.

The wastewater collection, treatment and disposal operations of our subsidiaries are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in rates. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. Moreover, in the event that we are deemed liable for any damage caused by overflow, our losses might not be covered by insurance policies, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Our Regulated Businesses require significant capital expenditures to maintain infrastructure and expand our rate base and may suffer if we fail to secure appropriate funding to make investments, or if we suffer delays in completing major capital expenditure projects.

The water and wastewater utility business is capital intensive. In addition to our acquisition strategy, we invest significant amounts of capital to add, replace and maintain property, plant and equipment. In 2008, we invested $1,008.8 million in net Company-funded capital improvements. We expect the level of capital expenditures necessary to maintain the integrity of our systems to increase in the future. We fund these projects from cash generated from operations, borrowings under our revolving credit facility and commercial paper programs and the issuance of long-term debt and equity securities. We can provide no assurances that we will be able to access the debt and equity capital markets on favorable terms or at all.

RWE has certain registration rights with respect to future issuances of our equity securities and intends to fully divest its remaining ownership of American Water as soon as reasonably practicable, subject to market conditions. The registration rights agreement entered into with RWE imposes certain restrictions on our ability to issue equity securities in amounts beyond specified thresholds without RWE’s consent. Sales of our common stock by RWE, as well as the restrictions in the registration rights agreement, may make it more difficult or costly for us to raise additional equity in the future. Furthermore, if we are unable to raise sufficient equity, we can provide no assurances that we will be able to access the debt capital markets on favorable terms or at all.

In addition, we believe that our dividend policy could limit, but not preclude, our ability to pursue growth. In particular, this limitation could be significant, for example, with respect to large acquisitions and growth opportunities that require cash investments in amounts greater than our operating subsidiaries’ available cash or external financing resources. In order to fund construction expenditures, acquisitions (including tuck-in acquisitions) and principal and interest payments on our indebtedness, and pay dividends at the level currently anticipated under our dividend policy, we expect that we will need additional financing. However, we intend to retain sufficient cash from operating activities after the distribution of dividends to fund a portion of our capital expenditures. For further discussion of our acquisition strategy, see “Item 1—Growth.”

If we are unable to obtain sufficient capital, we may fail to maintain our existing property, plant and equipment, realize our capital investment strategies, meet our growth targets and successfully expand the rate base upon which we are able to earn future returns on our investment and a return of our investment. Even if we have adequate resources to make required capital expenditures, we face the additional risk that we will not complete our major capital expenditures on time, as a result of construction delays or other obstacles. Each of these outcomes could adversely affect our financial condition and results of operations. We also face the risk that after we make substantial capital expenditures, the rate increases granted to us by state PUCs may not be sufficient to recover our prudently incurred operating expenses and to allow us the opportunity to earn an appropriate rate of return on our invested capital and a return of our invested capital.

The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition and results of operations.

We own approximately 100 dams. A failure of any of those dams could result in injuries and property damage downstream for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

We also are required from time to time to repair or upgrade the dams that we own. The cost of such repairs can be and has been material. We might not be able to recover such costs through rates. The inability to recover these higher costs or regulatory lag in the recovery of such costs can affect our financial condition, results of operations, cash flow and liquidity.

The federal and state agencies that regulate our operations may adopt rules and regulations requiring us to dismantle our dams. Federal and state agencies are currently considering rules and regulations that could require us to strengthen or dismantle one of our dams on the Carmel River in California due to safety concerns related to seismic activity. Any requirement to strengthen or dismantle this dam could result in substantial costs that may adversely affect our financial condition and results of operations. We are currently engaged in negotiations with federal and state agencies and local stakeholders on a plan to maintain our existing Carmel River dams or to share the costs of dismantling one of them with those federal and state agencies and local stakeholders. These negotiations could be delayed or abandoned.

Any failure of our network of water and wastewater pipes and water reservoirs could result in losses and damages that may affect our financial condition and reputation.

Our operating subsidiaries distribute water and wastewater through an extensive network of pipes and store water in reservoirs located across the United States. A failure of major pipes or reservoirs could result in injuries and property damage for which we may be liable. The failure of major pipes and reservoirs may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water and wastewater delivery requirements prescribed by governmental regulators, including state PUCs with jurisdiction over our operations, and adversely affect our financial condition, results of operations, cash flow, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Contamination of our sources of water could result in service interruptions and human exposure to hazardous substances and subject our subsidiaries to civil or criminal enforcement actions, private litigation and cleanup obligations.

Our water supplies are subject to contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as perchlorate and methyl tertiary butyl ether (MTBE), and possible terrorist attacks. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the supply of water from another water source, including, in some cases, through the purchase of water from a third-party supplier. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply in a cost-effective manner, our financial condition, results of operations, cash flow, liquidity and reputation may be adversely affected. We might not be able to recover costs associated with treating or decontaminating water supplies through rates, or such recovery may not occur in a timely manner. Moreover, we could be held liable for environmental damage as well as damages arising from toxic tort or other lawsuits or criminal enforcement actions or other consequences arising out of human exposure to hazardous substances in our drinking water supplies.

Our liquidity and earnings could be adversely affected by increases in our production costs, including the cost of chemicals, electricity, fuel or other significant materials used in the water and wastewater treatment process.

We incur significant production costs in connection with the delivery of our water and wastewater services. Our production costs are driven by inputs such as chemicals used to treat water and wastewater as well as electricity and fuel, which are used to operate pumps and other equipment used in water treatment and delivery and wastewater collection, treatment and disposal. We also incur production costs for waste disposal. For 2008, production costs accounted for 11.4% of our total operating costs. These costs can and do increase unexpectedly and in substantial amounts, as occurred in California during 2001 and Illinois during 2007, when the cost of electricity rose substantially.

Our Regulated Businesses might not be able to recover increases in the costs of chemicals, electricity, fuel, other significant inputs or waste disposal through rates, or such recovery may not occur in a timely manner. Our Non-Regulated Businesses may not be able to recover these costs in contract prices or other terms. The inability to recover these higher costs can affect our financial condition, results of operations, cash flow and liquidity.

Our reliance on third-party suppliers poses significant risks to our business and prospects.

We contract with third parties for goods and services that are essential to our operations, such as maintenance services, pipes, chemicals, electricity, water, gasoline, diesel and other materials. We are subject to substantial risks because of our reliance on these suppliers. For example:

•	our suppliers may not provide raw materials that meet our specifications in sufficient quantities;

•	our suppliers may provide us with water that does not meet applicable quality standards or is contaminated;

•	our suppliers may face production delays due to natural disasters or strikes, lock-outs or other such actions;

•	one or more suppliers could make strategic changes in the lines of products and services they offer; and

•

some of our suppliers are small companies which are more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources.

As a result of any of these factors, we may be required to find alternative suppliers for the raw materials and services on which we rely. Accordingly, we may experience delays in obtaining appropriate raw materials and services on a timely basis and in sufficient quantities from such alternative suppliers at a reasonable price, which could interrupt services to our customers and adversely affect our revenues, financial condition, results of operations, cash flow and liquidity.

Risks associated with potential acquisitions or investments may adversely affect us.

We will continue to seek to acquire or invest in additional regulated water or wastewater systems, including by acquiring systems in markets in the United States where we do not currently operate our Regulated Businesses, and through tuck-ins. We will also continue to seek to enter into public/private partnerships, including O&M, military and design, build and operate, which we refer to as DBO, contracts and services that complement our businesses. These transactions may result in:

•	incurrence of debt and contingent liabilities;

•	failure to have or to maintain effective internal control over financial reporting;

•	fluctuations in quarterly results;

•	exposure to unknown risk and liabilities, such as environmental liabilities; and

•	other acquisition-related expenses.

We may also experience difficulty in obtaining required regulatory approvals for acquisitions, and any regulatory approvals we obtain may require us to agree to costly and restrictive conditions imposed by regulators. Sales of our common stock by RWE, as well as the restrictions in the registration rights agreement between us and RWE, may make it more difficult or costly for us to raise additional equity to fund an acquisition or to issue shares as consideration in connection with an acquisition. We may not identify all significant risks when conducting due diligence for a transaction, and we could be exposed to potential liabilities for which we will not be indemnified. There may be difficulties integrating new businesses, including bringing newly acquired businesses up to the necessary level of regulatory compliance, retaining and integrating key personnel, achieving strategic objectives and integrating acquired assets and technological systems. The demands of identifying and transitioning newly acquired businesses or pursuing investment opportunities may also divert management’s attention from other business concerns and otherwise disrupt our business. Any of these risks may adversely affect our financial condition, results of operations and cash flows.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations or require us to effect additional dilutive equity issuances.

Our total assets include substantial goodwill. At December 31, 2008, our goodwill totaled $1,699.5 million. The goodwill is primarily associated with the acquisition of American Water by an affiliate of RWE in 2003 and the acquisition of E’Town Corporation in 2001. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. Annual impairment reviews are performed at November 30 of each year and interim reviews are performed when management determines that a triggering event has occurred. We have been required to reflect, as required by SFAS No. 142 and other applicable accounting rules, a non-cash charge to operating results for goodwill impairment in the amounts of $750.0 million, $509.3 million, and $227.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts include impairments relating to discontinued operations. As a result of these impairments, net income was reduced by $738.5 million, $501.5 million and $223.6 million in 2008, 2007 and 2006, respectively.

The Company may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums and the overhang effect. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

Our Regulated Businesses compete with governmental entities, other regulated utilities, as well as strategic and financial buyers, for acquisition opportunities, which may hinder our ability to grow our business.

We compete with governmental entities, other regulated utilities, as well as strategic and financial buyers, for acquisition opportunities, including tuck-ins. Our competitors may impede our growth by purchasing water utilities near our existing operations, thereby preventing us from acquiring them. Competing governmental entities, utilities and strategic and financial buyers have challenged, and may in the future challenge, our applications for new service territories. Our growth could be hindered if we are not able to compete effectively for new territories with other companies or strategic and financial buyers that have lower costs of operations or that can submit more attractive bids.

The assets of our Regulated Businesses are subject to condemnation through eminent domain.

Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized movements may arise from time to time in one or more of the service areas in which our Regulated Businesses operate to convert our assets to public ownership and operation through the governmental power of eminent domain. Should a municipality or other government subdivision seek to acquire our assets through eminent domain, we may resist the acquisition. Contesting an exercise of condemnation through eminent domain may result in costly legal proceedings and may divert the attention of the affected Regulated Business’s management from the operation of its business.

On September 5, 2008, under threat of condemnation, California American Water sold the assets of our Felton, California water system, which served approximately 1,330 customers, to the San Lorenzo Valley Water District, which we refer to as SLVWD. The most recent prior sale of our water and wastewater systems under threat of condemnation occurred in 2003. If a municipality or other government subdivision succeeds in acquiring the assets of one or more of our Regulated Businesses through eminent domain, there is a risk that we will not receive adequate compensation for the business, that we will not be able to keep the compensation, or that we will not be able to divest the business without incurring significant one-time charges.

In order to consummate the proposed RWE Divestiture, we and RWE were required to obtain approvals from thirteen state PUCs. There can be no guarantee that some state PUC approvals already granted to us will not be appealed, withdrawn, modified or stayed.

To consummate the proposed RWE Divestiture, we and RWE obtained regulatory approvals from state PUCs in 13 states. The state PUC approval in Illinois has been appealed, and there can be no guarantee that the state PUC approval in Illinois will not be overturned. Moreover, some of our existing state PUC approvals may be withdrawn or altered in the future by the state PUCs because they retain authority to withdraw or modify their prior decisions. There also can be no guarantee that, in conjunction with an appeal or otherwise, a stay or other form of injunctive relief will not be granted by a state PUC or reviewing court.

In addition, two of the regulatory approvals that we and RWE obtained expire on April 22, 2010 and another approval expires on April 22, 2011. If RWE does not fully divest its remaining ownership of American Water by such dates, then we and RWE may be required to seek an extension of such approvals, as applicable, which process may result in delays, costs and the imposition of additional conditions on us or on RWE.

In order to obtain the state PUC approvals to consummate the proposed RWE Divestiture we were required to accept certain conditions and restrictions that could increase our costs.

Some of the regulatory approvals contain conditions and restrictions, including reporting obligations, obligations to maintain appropriate creditworthiness, restrictions on changes of control, prohibitions on the pass- through of our initial Sarbanes-Oxley Act compliance costs, prohibitions on the pass-through of certain costs of the initial public offering and related transactions, service quality and staffing level requirements and the maintenance of specific collective bargaining agreements and retirement and certain other post-employment benefit programs. These conditions and restrictions could increase our costs and adversely affect our business.

Our Non-Regulated Businesses, through American Water (excluding our regulated subsidiaries), provide performance guarantees and other forms of financial security to our public-sector clients that could be claimed by our clients or potential clients if we do not meet certain obligations.

Under the terms of some of our indebtedness and some of our agreements for the provision of services to water and wastewater facilities with municipalities, other governmental entities and other customers, American Water (excluding its regulated subsidiaries) provides guarantees of the performance of our Non-Regulated Businesses, including financial guarantees or deposits, to ensure performance of certain obligations. At December 31, 2008, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $2,288.8 million, and this amount is likely to increase if our Non-Regulated Businesses grow. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms. In addition, if the obligor on the instrument fails to perform certain obligations to the satisfaction of the party that holds the performance commitments that party may seek to enforce the performance commitments against us or proceed against the deposit. In that event, our financial condition, results of operations, cash flow and liquidity could be adversely affected.

We operate a number of water and wastewater systems under O&M contracts and face the risk that the owners of those systems may fail to maintain those systems, which will negatively affect us as the operators of the systems.

We operate a number of water and wastewater systems under O&M contracts. Pursuant to these contracts, we operate the system according to the standards set forth in the applicable contract, and it is generally the responsibility of the owner to undertake capital improvements. In some cases, we may not be able to convince the owner to make needed improvements in order to maintain compliance with applicable regulations. Although violations and fines incurred by water and wastewater systems may be the responsibility of the owner of the system under these contracts, those non-compliance events may reflect poorly on us as the operator of the system and damage our reputation, and in some cases, may result in liability to the same extent as if we were the owner.

Our Non-Regulated Businesses are party to long-term contracts to operate and maintain water and wastewater systems under which we may incur costs in excess of payments received.

Some of our Non-Regulated Businesses enter into long-term contracts pursuant to which they agree to operate and maintain a municipality’s, Federal government’s or other party’s water or wastewater treatment and delivery facilities, which includes responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Our Non-Regulated Businesses are generally subject to the risk that costs associated with operating and maintaining the facilities may exceed the fees received from the municipality or other contracting party. In addition, directly or through our non-regulated subsidiaries, we often guarantee our Non-Regulated Businesses’ obligations under those contracts. Losses under these contracts or guarantees may adversely affect our financial condition, results of operations, cash flow and liquidity.

We rely on our IT systems to assist with the management of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.

Our IT systems are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which in turn could cause our business and competitive position to suffer and cause our results of operations to be reduced. We depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also allow us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers. Our IT systems are vulnerable to damage or interruption from:

•	power loss, computer systems failures and internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of customer data or security breaches, misappropriation and similar events;

•	computer viruses;

•	intentional acts of vandalism and similar events; and

•	hurricanes, fires, floods, earthquakes and other natural disasters.

Such damages or interruptions may result in physical and electronic loss of customer or financial data, security breaches, misappropriation and similar events. In addition, the lack of redundancy for certain of our IT systems, including billing systems, could exacerbate the impact on the Company of any of the foregoing events.

In addition, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our business and we might lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency.

Our indebtedness could affect our business adversely and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.

As of December 31, 2008, our indebtedness (including preferred stock with mandatory redemption requirements) was $5,303.0 million, and our working capital, defined as current assets less current liabilities, was in a deficit position. Our indebtedness could have important consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital or capital expenditures;

•	exposing us to interest rate risk with respect to the portion of our indebtedness that bears interest at a variable rate;

•	limiting our ability to pay dividends on our common stock or make payments in connection with our other obligations;

•

likely requiring that a portion of our cash flow from operations be dedicated to the payment of the principal of and interest on our debt, thereby reducing funds available for future operations, acquisitions, dividends on our common stock or capital expenditures;

•	limiting our ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and

•	placing us at a competitive disadvantage compared to those of our competitors that have less debt.

In order to meet our capital expenditure needs, we may be required to make additional borrowings under our credit facilities or be required to issue new debt securities in the capital markets. We can provide no assurances that we will be able to access the debt capital markets or do so on favorable terms. If new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to refinance existing debt on favorable terms.

We will depend primarily on operations to fund our expenses and to pay the principal and interest on our outstanding debt. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors beyond our control. If we do not have enough money to pay the principal and interest on our outstanding debt, we may be required to refinance all or part of our existing debt, sell assets, borrow additional funds or sell additional equity. If our business does not generate sufficient cash flow from operations or if we are unable to incur indebtedness sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to changes in our business that would prevent us from maintaining or increasing our business and cause our operating results and prospects to be affected adversely.

Our failure to comply with restrictive covenants under our credit facilities could trigger prepayment obligations.

Our failure to comply with the restrictive covenants under our credit facilities could result in an event of default, which, if not cured or waived, could result in us being required to repay or refinance (on less favorable terms) these borrowings before their due date. If we are forced to repay or refinance (on less favorable terms) these borrowings, our results of operations and financial condition could be adversely affected by increased costs and rates. In 2007, we were not in compliance with reporting covenants contained in some of the debt agreements of our subsidiaries. Such defaults under the reporting covenants were caused by our delay in producing our 2006 quarterly and audited annual consolidated financial statements. We have obtained all necessary waivers under the agreements. We can provide no assurance that we will comply in the future with all our reporting covenants and will not face an event of default under our debt agreements, or that such default will be cured or waived.

Work stoppages and other labor relations matters could adversely affect our results of operations.

Currently, approximately 3,700 of our employees, or approximately 51% of our total workforce, are unionized and represented by 20 different unions. Approximately one-fourth of our 76 union collective bargaining agreements expire annually, with 18 agreements covering 982 employees scheduled to expire before the end of 2009. We might not be able to renegotiate labor contracts on terms that are favorable to us and negotiations or dispute resolutions undertaken in connection with our labor contracts could be delayed or become subject to the risk of labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages and our failure to obtain favorable labor contract terms during renegotiations may all adversely affect our financial condition, results of operations, cash flow and liquidity.

Material weaknesses in the Company’s internal controls over financial reporting existed during 2008. If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately or on a timely basis. Any inability to report and file our financial results in an accurate and timely manner could harm our business and adversely impact the trading price of our common stock.

As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules and regulations that govern public companies. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2009, which requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. However, from 2003 until the completion of our initial public offering in April 2008, we were an indirect wholly-owned subsidiary of RWE, a stock corporation incorporated in the Federal Republic of Germany, and were not required to maintain a system of effective internal controls or comply with the requirements of the SEC and the Sarbanes-Oxley Act, nor to prepare our own consolidated financial statements. As a public reporting company, we are required, among other things, to maintain a system of effective internal control over financial reporting suitable to prepare our publicly reported financial statements in a timely and accurate manner, and also to evaluate and report on such system of internal control.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements as of December 31, 2006, we and our independent registered public accountants identified the following material weaknesses in our internal control over financial reporting:

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

Each of these weaknesses could have resulted in a material misstatement of our annual or interim consolidated financial statements. As of December 31, 2008, we consider the control deficiency relating to the maintenance of contracts and agreements should remain as a material weakness until we have sufficient experience with the sustainability of the levels at which it has been operating. This weakness could result in a material misstatement of our annual or interim consolidated financial statements. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Internal Control and Remediation Initiatives.” Moreover, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses, any of which may subject us to additional regulatory scrutiny, and cause future delays in filing our financial statements and periodic reports with the SEC. Any such delays in the filing of our financial statements and periodic reports may result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC. We believe that such misstatements or delays could negatively impact our liquidity, access to capital markets, financial condition and the market value of our common stock or cause a downgrade in the credit ratings of American Water or AWCC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping wells, tanks, meters, supply lines, dams reservoirs, buildings, vehicles, land, easements, rights software and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water and the collection and treatment of wastewater. Substantially all of our properties are owned by our subsidiaries, and a substantial portion our property is subject to liens of our mortgage bonds. Our regulated subsidiaries own, in the states in which they operate, transmission and distribution mains, pump stations, treatment plants, storage tanks, reservoirs and related facilities. A substantial acreage of land is owned by our Regulated Businesses, the greater part of which is located in watershed areas, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. Our Non-Regulated Businesses’ properties consist mainly of spreading and waste transportation equipment,             office vehicles and furniture and are primarily located in New Jersey and Canada. Approximately 50% of our properties are located in New Jersey and Pennsylvania. We lease our corporate offices, equipment and furniture, located in Voorhees, New Jersey from one of our wholly-owned subsidiaries. These properties are utilized by our directors, officers and staff in the conduct of the business.

We maintain property insurance against loss or damage to our properties by fire or other perils, subject to certain exceptions. For insured losses, we are self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained. Any such losses could have a material adverse effect on our consolidated financial condition or results of operations.

We believe that our properties are generally maintained in good operating condition and in accordance with current standards of good water and wastewater works industry practice and units of property are replaced as and when necessary.

ITEM 3.	LEGAL PROCEEDINGS

In 2001, CAWC, entered into a conservation agreement with the National Oceanic and Atmospheric Administration, which we refer to as NOAA, requiring CAWC to implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed, study the removal of the San Clemente Dam and explore long-term water sources other than a new reservoir in the Carmel River. Since that time, CAWC has implemented a number of measures to reduce the impact of its operations on the steelhead trout and other species and has begun the environmental review and permitting process for our Coastal Water Project, which is intended to provide an alternate water source for the Monterey Peninsula and, in part, to address some of the foregoing concerns relating to withdrawals from Carmel River. In early 2004, NOAA informed CAWC of its concern that CAWC’s ongoing operations would cause the “take” of significant numbers of steelhead trout during the several remaining years required to implement the Coastal Water Project. In June 2006, CAWC and NOAA entered a settlement agreement whereby CAWC agreed to fund certain additional projects to improve habitat conditions for and aid in the recovery of steelhead trout in the Carmel River watershed. Under the settlement agreement, CAWC is required, among other things, to make an initial payment of $3.5 million plus six annual installments of $1.1 million. The settlement agreement requires that all payments made by CAWC to NOAA be used for mitigation projects in the Carmel River watershed. Although we established a reserve for settlement payments, no payments have been made to date because NOAA had been unable to ensure that settlement payments will be used for mitigation projects in the Carmel River watershed. NOAA has agreed not to assess any penalties or otherwise prosecute CAWC for any “take” of steelhead trout, so long as CAWC complies with the settlement agreement. In January 2009, the Company and NOAA agreed in principle to amend the settlement agreement to allow the required payments to be made to and managed by a California state agency under an existing mitigation program. Pending finalization of this amendment, including agreement by the state agency, the Company expects to make its first payment of $3.5 million on April 1, 2009. On March 14, 2008, the Sierra Club and the Carmel River Steelhead Association notified CAWC of their intent to file a citizen suit, 60 days therefrom, for violations of the federal Endangered Species Act alleging the “take” of steelhead trout by CAWC along the Carmel River and seeking injunctive relief to reduce river water diversions and increase river flow and fish passage facilities. No such suit was filed, however, the Sierra Club and the Carmel River Steelhead Association recently filed an administrative complaint with the California State Water Resources Control Board claiming that certain fish passage facilities do not meet existing permit requirements. CAWC also undertakes activities to protect the threatened California red-legged frog and its habitat in the Carmel River pursuant to a prior agreement with the U.S. Fish and Wildlife Service (“USFWS”). This agreement is currently expired, and CAWC is in discussions with USFWS to renew the agreement. In addition, the State Water Resource Control Board recently has held administrative hearings to address claims that CAWC has exceeded its water diversion rights in the Carmel River and has not diligently pursued establishing an alternative water supply as required by an administrative order issued to CAWC by the State Water Resource Control Board in 1995. A decision in this matter is pending. Although CAWC believes it has continued to comply with its obligations under the State Water Resource Board’s 1995 order, as well as the settlement agreement and CAWC’s permit requirements, we can not assure you that any future requirements by the State Water Resources Control Board arising from the matters currently before it or other permit modifications would not result in material additional costs or obligations to us.

In February 2004, the New Jersey Department of Environmental Protection, which we refer to as NJDEP, issued to NJAWC, a notice of violation alleging that NJAWC had exceeded annual diversion limits contained in NJAW’s water allocation permits for certain wells in our Lakewood system during the years 2001 through 2003.

NJDEP initially assessed a penalty of $0.6 million. NJAWC subsequently submitted a voluntary statewide Self Disclosure Report identifying all such exceedances for the period of 1999 through 2003. In December 2007, NJAWC finalized an administrative consent order with NJDEP to resolve the above violations under which NJAWC has paid a civil fine of $0.1 million and has undertaken a $0.4 million environmental project, which we currently expect to complete by the end of 2009. We have established a reserve for the project costs, and we believe that NJAWC is operating in compliance with the applicable diversion limits in its water allocation permits.

CAWC, NJAWC and Long Island Water Corporation are each plaintiffs in lawsuits relating to contamination by methyl tertiary butyl ether, which we refer to as MTBE, and other gasoline additives, in which they seek to recover cleanup and treatment costs and to protect certain of their groundwater supplies. The defendants in these cases are oil and chemical companies that manufacture MTBE, refine gasoline containing MTBE, and/or supply gasoline containing MTBE to retail gasoline stations. The cases were consolidated with cases involving other plaintiffs in multidistrict litigation pending in the United States District Court for the Southern District of New York (In Re: Methyl Tertiary Butyl Ether Products Liability Litigation, Case No. MDL 1358 SAS). As a result of court-ordered mediation, CAWC, NJAWC, Long Island Water Corporation and the other plaintiffs agreed to settle the lawsuits with some of the named defendants, who represent a significant portion of the total national refining capacity for MTBE. Under the settlement, which was approved by the court in August 2008, CAWC, NJAWC and Long Island Water Corporation received payments, after deducting attorneys’ fees and litigation expenses, totaling approximately $15.4 million in the aggregate to treat wells that were contaminated by MTBE at the time of the settlement. The settling defendants are obligated to pay a significant share of treatment costs for any wells that become contaminated by MTBE above certain concentration levels over the next 30 years. CAWC, NJAWC and Long Island Water Corporation expect to continue to litigate their claims against other, remaining defendants. Although we do not currently expect pending and future treatment costs for MTBE contamination to be material, there can be no guarantee that CAWC, NJAWC or Long Island Water Corporation will be able to recover all of their respective costs relating to any past or future discovery of MTBE in their wells from any of the settling defendants, by means of any pending or future litigation, or through their rate cases.

Terratec, our Canadian subsidiary, is subject to and has been complying with an Order by the Ontario Ministry of the Environment, which we refer to as MOE, issued on October 31, 2006 requiring it to take steps to thicken certain biosolids that had been more susceptible to spillage during transport. MOE conducted an investigation and laid charges against Terratec relating to four such transport spillage incidents involving Terratec that occurred prior to the issuance of the Order. In December 2008, Terratec and the MOE agreed that Terratec would pay a fine of Cdn $300,000 plus a 25% surcharge to resolve these charges.

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will materially affect our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to April 23, 2008, there was no established public trading market for our common stock. Since April 23, 2008, our common stock has traded on the NYSE under the symbol “AWK.” As of February 23, 2009, there were 159,999,665 shares of common stock outstanding and approximately 35 record holders of common stock.

The following table sets forth the per-share range of the high and low closing sales prices of our common stock as reported on the NYSE and the cash dividends paid per share for the year ended December 31, 2008. For 2007, because we were not a public company, we did not pay dividends on our common stock.

	Second Quarter	Third Quarter	Fourth Quarter	Year
Fiscal year ended December 31, 2008
Dividends paid per common share	—	$0.20	$0.20	$0.40
Dividend declared per common share	—	$0.20	$0.20	$0.40
Price range of common stock
—High	$23.37	$22.95	$22.16	$23.37
—Low	$20.60	$18.63	$17.16	$17.16

For information on securities authorized for issuance under our equity compensation please, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of operations data(1):
Operating revenues	$2,336,928	$2,214,215	$2,093,067	$2,136,746	$2,017,871
Operating expenses
Operation and maintenance	1,303,798	1,246,479	1,174,544	1,201,566	1,121,970
Depreciation and amortization	271,261	267,335	259,181	261,364	225,260
General taxes	199,139	183,253	185,065	183,324	170,165
Loss (gain) on sale of assets(2)	(374)	(7,326)	79	(6,517)	(8,611)
Impairment charges	750,000	509,345	221,685	385,434	78,688

Total operating expenses, net	2,523,824	2,199,086	1,840,554	2,025,171	1,587,472

Operating income (loss)	(186,896)	15,129	252,513	111,575	430,399

Other income (deductions)
Interest, net	(285,155)	(283,165)	(365,970)	(345,257)	(315,944)
Amortization of debt expense	(5,895)	(4,867)	(5,062)	(4,367)	(3,377)
Other, net(3)	27,352	17,384	9,581	13,898	14,350

Total other income (deductions)	(263,698)	(270,648)	(361,451)	(335,726)	(304,971)

Income (loss) from continuing operations before income taxes	(450,594)	(255,519)	(108,938)	(224,151)	125,428

Provision for income taxes	111,827	86,756	46,912	50,979	66,328

Income (loss) from continuing operations	$(562,421)	$(342,275)	$(155,850)	$(275,130)	$59,100

Income (loss) from continuing operations per basic common share(4)	$(3.52)	$(2.14)	$(0.97)	$(1.72)	$0.37

Income (loss) from continuing operations per diluted common share(4)	$(3.52)	$(2.14)	$(0.97)	$(1.72)	$0.37

Basic weighted average common shares(4)	159,967	160,000	160,000	160,000	160,000

Diluted weighted average common shares(4)	159,967	160,000	160,000	160,000	160,000

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Other data:
Cash flows provided by (used in):
Operating activities	$552,169	$473,712	$323,748	$525,435	$458,408
Investing activities	(1,033,667)	(746,578)	(691,438)	(530,165)	(545,903)
Financing activities	477,559	256,593	332,367	(9,049)	95,254
Construction expenditures	(1,008,806)	(750,810)	(682,863)	(552,636)	(540,765)
Dividends declared per common share	0.40	—	—	—	—

	2008	2007	2006	2005	2004
Balance sheet data:
Cash and cash equivalents	$9,542	$13,481	$29,754	$65,077	$78,856
Utility plant and property, net of depreciation	9,991,783	9,199,909	8,605,341	8,101,769	7,754,434
Total assets	13,231,818	12,951,327	12,783,059	12,542,029	12,728,410
Other short-term and long-term debt	5,278,895	4,991,806	4,103,532	5,030,078	5,101,891
Redeemable preferred stock	24,150	24,296	1,774,475	1,774,691	1,775,224
Total debt and redeemable preferred stock	5,303,045	5,016,102	5,878,007	6,804,769	6,877,115
Common stockholders’ equity	4,102,001	4,542,046	3,817,397	2,804,716	3,129,555
Preferred stock without mandatory redemption requirements	4,557	4,568	4,568	4,571	4,651

(1)	On September 28, 2007, Thames US Holdings, at the time an indirect wholly-owned subsidiary of RWE, was merged with and into American Water, with American Water as the surviving entity. American Water was an indirect wholly-owned subsidiary of RWE until its initial public offering in April 2008. The historical consolidated financial statements of American Water represent the consolidated results of the Company, formerly issued under the name Thames Water Aqua US Holdings, Inc. and Subsidiary Companies.
(2)	Represents primarily losses (gains) on sales of publicly traded securities and dispositions of assets not needed in utility operations.
(3)	Includes allowance for other funds used during construction, allowance for borrowed funds used during construction and preferred dividends of subsidiaries.
(4)	For the year ended December 31, 2008, the number of shares used to compute loss from continuing operations per basic common share and loss from continuing operations per diluted common share is 160.0 million. The number of shares used to compute income (loss) from continuing operations per basic common share and income (loss) from continuing operations per diluted common share for the fiscal years ended December 31, 2007 and 2006 is 160.0 million after giving effect to the 160,000-for-1 stock split on November 7, 2007. For the year ended December 31, 2008 there are no dilutive incremental common shares included in diluted earnings per share as all potentially dilutive instruments would be antidilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods prior to the consummation of our initial public offering and related transactions. Accordingly, the discussion and analysis of historical periods before our initial public offering and related transactions do not reflect the significant impact that these transactions have had or will have on us. You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Form 10-K. You should read “Risk Factors” and “Forward-Looking Statements.” Certain 2007 and 2006 amounts have been reclassified within operations and maintenance expense to conform to the 2008 presentation.

Overview

Founded in 1886, American Water is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our approximately 7,300 employees provide drinking water, wastewater and other water-related services to more than 15 million people in 32 states and Ontario, Canada. In 2008, we generated $2,336.9 million in total operating revenue, representing approximately four times the operating revenue of the next largest investor-owned company in the United States water and wastewater business, and $186.9 million in operating loss, which includes $750.0 million of impairment charges relating to continuing operations, and a net loss of $562.4 million.

Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state PUCs in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters. Our Regulated Businesses currently provide services in 20 states and in 2008 served approximately 3.3 million customers, or connections to our water and wastewater networks. We report the results of this business in our Regulated Businesses segment. For the year ended December 31, 2008 Regulated Businesses generated $2,082.7 million in operating revenue, prior to inter-segment eliminations, representing 89.1% of our consolidated operating revenue.

We also provide services that are not subject to economic regulation by state PUCs. Our Non-Regulated Businesses include our:

•

Contract Operations Group, which enters into public/private partnerships, including O&M and DBO contracts for the provision of services to water and wastewater facilities for municipalities, the United States military and other customers;

•	Applied Water Management Group, which works with customers to design, build and operate small water and wastewater treatment plants; and

•	Homeowner Services Group, which provides services to domestic homeowners to protect against the cost of repairing broken or leaking pipes inside and outside their homes.

We report these results in our Non-Regulated Businesses segment. For the year ended December 31, 2008, our Non-Regulated Businesses generated $272.2 million in operating revenue, prior to inter-segment eliminations.

History

Prior to being acquired by RWE in 2003, we were the largest publicly traded water utility company as measured by both operating revenue and population served in the United States. In 2003, we were acquired by RWE and became a private company. Prior to the Merger, Thames US Holdings, formerly an indirect wholly-owned subsidiary of RWE, was the holding company for us and our regulated and unregulated subsidiaries throughout the United States and Ontario, Canada. The RWE acquisition resulted in certain changes in our business. For example, our operations and management were managed through Thames Water.

Our consolidated statements of operations for the year ended December 31, 2006 reflects expense allocations for some central corporate functions historically provided to us by Thames Water, including information systems, human resources, accounting and treasury activities and legal services. These allocations reflect expenses specifically identifiable as relating to our business as well as our share of expenses allocated to us based on capital employed, capital expenditures, headcount, revenues, production volumes, fixed costs, environmental accruals or other methods management considers to be reasonable. During our transition to a separate, stand-alone company, we have developed or obtained additional in-house capabilities related to these functions, and therefore there were no such expense allocations in 2008 or in 2007 from RWE or its affiliates. We and RWE consider these allocations to be a reasonable reflection of our utilization of the services provided by Thames Water. However, our expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in our 2006 consolidated statements of operations. Also, we agreed not to file rate cases with some state PUCs for specified periods of time as a condition of the acquisition. As of December 31, 2007, all rate stay-out provisions associated with the RWE acquisition had expired.

In 2005, RWE decided to divest American Water. In March 2006, RWE decided to divest American Water through the sale of shares in one or more public offerings. In order to become a public company once again, we have had to incur substantial initial costs, including costs associated with ensuring adequate internal control over financial reporting in order to achieve compliance with the Sarbanes-Oxley Act. These substantial initial costs will not be recovered in rates charged to our customers. See “—Our Internal Control and Remediation Initiatives.”

Upon the completion of our initial public offering in April 2008, we again became listed on the NYSE. RWE Aqua Holdings GmbH, the selling stockholder, sold approximately 63.2 million shares of the Company’s common stock. RWE currently owns approximately 60% of the Company’s shares of common stock.

We performed valuations of our goodwill in 2008, 2007 and 2006. As a result of the valuation analyses, we recorded pre-tax charges of $750.0 million, $509.3 million and $227.8 million, including impairment charges from discontinued operations, for the years ended December 31, 2008, 2007 and 2006, respectively.

Our Internal Control and Remediation Initiatives

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. However, from 2003 to April 28, 2008, we were an indirect wholly-owned subsidiary of RWE and, as a privately owned company, were not required to comply with the requirements of the SEC and the Sarbanes-Oxley Act or to prepare our own consolidated financial statements. As a public reporting company, we are required, among other things, to maintain a system of effective internal control over financial reporting suitable to prepare our publicly reported financial statements in a timely and accurate manner, and also to evaluate and report on such system of internal control. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2009, which will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.

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

Since joining the Company in 2006, Donald L. Correll, our Chief Executive Officer, and Ellen C. Wolf, our Chief Financial Officer, have assigned a high priority to the evaluation and remediation of our internal controls, and have taken numerous steps to enhance these internal controls to a level that would prevent or detect a material misstatement in the consolidated financial statements and to implement an ongoing process to evaluate and strengthen our overall internal controls over financial reporting. Some of the actions taken to remediate these material weaknesses and to evaluate and strengthen our other internal controls over financial reporting include:

•	Increasing our internal financial staff numbers and skill levels, and using external resources to supplement our internal staff when necessary;

•	Implementing detailed processes and procedures related to our period-end financial closing processes, key accounting applications and our financial reporting processes;

•	Implementing or enhancing systems used in the financial reporting processes and month-end close processes;

•	Conducting extensive training on existing and newly developed processes and procedures as well as explaining to employees Sarbanes-Oxley Act requirements and the value of internal controls;

•	Enhancing our internal audit staff;

•	Hiring a director of internal control and a director of taxes during 2007;

•	Implementing a tracking mechanism and new policy and procedure for approval of all contracts and agreements; and

•

Retaining a nationally recognized accounting and auditing firm to assist management in developing policies and procedures surrounding internal controls over financial reporting, to evaluate and test these internal controls and to assist in the remediation of internal control deficiencies.

With respect to the material weaknesses described above, we believe that we have addressed the areas of material weakness, and have tested the effectiveness of controls designed to address these material weaknesses. Based on these actions and the length of time these controls have been operating at a level that would prevent or detect a material misstatement in the consolidated financial statements, we no longer consider these control deficiencies to be material weaknesses as of December 31, 2008, except for the control deficiencies relating to the maintenance of contracts and agreements, which in our opinion should remain as a material weakness until we have sufficient experience with the sustainability of the levels at which it has been operating.

As of December 31, 2008, the Company had incurred $58.4 million to remediate these material weaknesses and to document and test key financial reporting controls. At this time, the Company cannot indicate with certainty what additional costs may need to be incurred in the future. As a condition to state PUC approval of the RWE Divestiture, we agreed that costs incurred in connection with our initial internal control and remediation initiatives would not be recoverable in rates charged to our customers.

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

Factors Affecting Our Results of Operations

As the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served, our financial condition and results of operations are influenced by a variety of industry-wide factors, including the following:

•	economic utility regulation;

•	the need for infrastructure investment;

•	compliance with environmental, health and safety standards;

•	production costs;

•	customer growth;

•	an overall trend of declining water usage per customer;

•	weather and seasonality and;

•	economic environment.

Since our acquisition by RWE in 2003, our results of operations have also been significantly influenced by goodwill impairments. See “Goodwill Impairment”.

Factors that may affect the results of operations of our Regulated Businesses’ operating performance are mitigated by state PUCs granting us appropriate rate relief that is designed to allow us to recover prudently incurred expenses and to earn an appropriate rate of return on our investment.

Economic Utility Regulation

Our subsidiaries in the states in which we operate our Regulated Businesses are generally subject to extensive economic regulation by their respective state PUCs. Although specific authority might differ from state to state, in most states, these state PUCs must approve rates, accounting treatments, long-term financing programs, significant capital expenditures and plant additions, transactions between the regulated subsidiary and affiliated entities, reorganizations and mergers and acquisitions, in many instances prior to their completion. Regulatory policies not only vary from state to state, they may change over time. These policies will affect the timing as well as the extent of recovery of expenses and the realized return on invested capital.

Our operating revenue is typically determined by reference to the volume of water supplied to a customer multiplied by a price-per-gallon set by a tariff approved by the relevant state PUC. The process to obtain approval for a change in rates, or rate case, involves filing a petition with the state PUC on a periodic basis as determined by our capital expenditures needs and our operating costs. Rate cases and other rate-related proceedings can take several months to a year or more to complete. Therefore, there is frequently a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating expense increase and when those costs are reflected in rates. The management team at each of our regulated subsidiaries works to minimize regulatory lag.

Our results of operations are significantly affected by rates authorized by the state PUCs in the states in which we operate, and we are subject to risks and uncertainties associated with rate stay-outs and delayed or inadequate rate recovery. In addition to general rate case filings, we generate revenues through other cost recovery procedures. For example, some states in which we operate allow utility subsidiaries to recover system infrastructure replacement costs without the necessity of filing a full rate proceeding. Since infrastructure replacement is a significant element of capital expenditures made by our subsidiaries, such programs can reduce regulatory lag.

Currently, Pennsylvania, Illinois, Missouri, Indiana, New York, California and Ohio have allowed the use of these infrastructure surcharges. These surcharges adjust periodically based on qualified capital expenditures being completed or anticipated in a future period. These surcharges are typically reset to zero when new base rates are effective and incorporate the costs of these infrastructure expenditures. In 2008, we have been granted an additional $18.0 million in revenues, assuming constant sales volumes from such surcharges in several of our states. Furthermore, we were granted a $0.6 million increase for an arsenic surcharge in our Arizona subsidiary, allowing recovery for costs associated with the construction and operation of arsenic treatment facilities.

Also, some of the states in which we operate permit pass-through provisions that allow for an increase in certain operating costs, such as purchased power and property taxes, to be passed on to and recovered from the customers outside of a general rate proceeding.

Some states have permitted use of some form of forecast or forward-looking test year instead of historical data to set rates. Examples of these states include Hawaii, Illinois, Kentucky, Ohio, Pennsylvania, New York, Tennessee and California. In addition, a number of states in which we operate have allowed the utility to update historical data for some changes that occur for some limited period of time subsequent to the historical test year. This allows the utility to take account of some more current costs or capital investments in the rate-setting process. Examples of these states include New Mexico, Texas, Missouri, Iowa, Virginia, Maryland, West Virginia, New Jersey and Arizona.

Another regulatory mechanism to address issues of regulatory lag includes the ability, in some circumstances, to recover in rates a return on utility plant before it is actually in service, instead of capitalizing an allowance for funds used during construction. Examples of states that have allowed such recovery include Texas, Pennsylvania, Ohio, Kentucky, Virginia and California.

The infrastructure surcharge, pass-through provisions, the forward-looking test year and the allowance of a return on utility plant before it is actually in service are examples of mechanisms that present an opportunity to limit the risks associated with regulatory lag. We employ each of these mechanisms as part of our rate case management program to ensure efficient recovery of our costs and investment and to ensure positive short-term liquidity and long-term profitability.

In addition, some states have permitted us to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUCs assess the prudency of such projects.

As a condition to our acquisition by RWE in 2003, we agreed not to file rate cases in some of the states where our Regulated Businesses operate. In 2008 we received authorizations for additional annualized revenues from general rate cases of $187.7 million. We are awaiting the final order for our Hawaii general rate case that was filed in 2007, requesting $1.3 million in total additional annual revenues. In October 2008, The Hawaii Public Utility Commission approved on an interim basis an increase in additional annualized revenues of $0.7 million. The interim rates were effective for the fourth quarter of 2008. Also, at this time, we are awaiting final orders in six states, for general rate cases filed in 2008, requesting additional annualized revenues of $102.7 million. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted.

Infrastructure Investment

The water and wastewater utility industry is highly capital intensive. We invested approximately $1 billion and $750 million in net Company-funded capital improvements in 2008 and 2007, respectively. From 2009 to

2013, we estimate that Company-funded capital investment will total between $4.0 billion and $4.5 billion. We anticipate spending between $790 million and $1.0 billion yearly on Company-funded capital investment for the foreseeable future, depending upon the timing of major capital projects. Our capital investment includes both infrastructure renewal programs, where we replace existing infrastructure, as needed, and construction of new facilities to meet customer growth. From 2009 to 2013, we estimate we will invest approximately $1.3 billion to $1.4 billion to replace aging infrastructure including mains, meters, and supply and treatment facilities. We estimate that we will invest approximately $1.2 billion to $1.3 billion in new facilities to serve customer growth over this same period. In addition, we estimate that complying with water quality standards and other regulatory requirements will require approximately $300 million to $400 million of investment. Projects to enhance system reliability, quality of service and risk reduction are estimated to require an investment of approximately $800 million while efficiency related projects are estimated to require an investment of approximately $400 million to $600 million over this same period.

These capital investments are needed on an ongoing basis to comply with existing and new regulations, renew aging treatment and network assets, provide capacity for new growth and enhance system reliability, security and quality of service. The need for continuous investment presents a challenge due to the potential for regulatory lag, or the delay in recovering our operating expenses and earning an appropriate rate of return on our invested capital and a return of our invested capital. Because the decisions of state PUCs and the timing of those decisions can have a significant impact on the operations and earnings of our Regulated Businesses, we maintain a rate case management program guided by the goals of obtaining efficient recovery of costs of capital and utility operation and maintenance costs, including costs incurred for compliance with environmental, health and safety and water quality regulation. As discussed above under “—Economic Utility Regulation,” we pursue methods to minimize the adverse impact of regulatory lag and have worked with state PUCs and legislatures to implement a number of approaches to achieve this result, including promoting the implementation of forms of forward-looking test years and infrastructure surcharges.

Compliance with Environmental, Health and Safety Standards

Our water and wastewater operations are subject to extensive United States federal, state and local and, in the case of our Canadian operations, Canadian laws and regulations, governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. These requirements include the Safe Drinking Water Act, the Clean Water Act and similar state and Canadian laws and regulations. We are also required to obtain various environmental permits from regulatory agencies for our operations. State PUCs also set conditions and standards for the water and wastewater services we deliver. We incur substantial costs associated with compliance with environmental, health and safety and water quality regulation to which our Regulated Businesses are subject.

Environmental, health and safety and water quality regulations are complex and change frequently, and the overall trend has been that they have become more stringent over time. We face the risk that as newer or stricter standards are introduced, they could increase our operating expenses. In the past, we have generally been able to recover expenses associated with compliance for environmental, health and safety standards, but this recovery is affected by regulatory lag and the corresponding uncertainties surrounding rate recovery.

Production Costs

Our water and wastewater services require significant production inputs and result in significant production costs. These costs include fuel and power, which is used to operate pumps and other equipment, purchased water and chemicals used to treat water and wastewater. We also incur production costs for waste disposal. For 2008, production costs accounted for approximately 11.4% of our total operating costs. Price increases associated with these inputs impact our results of operations until rate relief is granted.

Customer Growth

Customer growth in our Regulated Businesses is driven by (i) organic population growth within our authorized service areas and (ii) by adding new customers to our regulated customer base by acquiring water and wastewater utility systems through acquisitions. Generally, we add customers through tuck-ins of small water and/or wastewater systems, typically serving fewer than 10,000 customers, in close geographic proximity to where we currently operate our Regulated Businesses. During 2008, 2007 and 2006, we had cash outflows of $12.5 million, $15.9 million and $12.5 million, respectively, for tuck-in acquisitions of water and wastewater systems which allowed us to expand our regulated customer base. We also seek larger acquisitions that allow us to acquire multiple water and wastewater utility systems in our existing markets and markets where we currently do not operate our Regulated Businesses. Our experienced development team evaluates potential acquisition targets across the country, particularly in higher-growth areas. Before entering new markets, we will evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards. These acquisitions may include large acquisitions of companies that have operations in multiple markets. For further information, see “Business—Growth.”

Declining Water Usage Per Customer

Increased water conservation, including through the use of more efficient household fixtures and appliances among residential consumers, combined with declining household sizes in the United States, has contributed to a trend of declining water usage per residential customer. Additionally, in the current economic environment, both industrial and commercial usage continues to decline.

The average annual decrease in residential water usage per customer from January 1999 through December 2008 (as a percentage of January 1999 usage) in the larger states served by our Regulated Businesses ranged from a decline 0.56% per year in New Jersey at the low end to as high as 1.62% per year in West Virginia. The decline in industrial and commercial usage from 2007 to 2008 was 3.7%.

Because the characteristics of residential water use are driven by many factors, including socio-economic and other demographic characteristics of our service areas, climate, seasonal weather patterns and water rates, these declining trends vary by state and service area and change over time. The trend of declining residential water usage per customer is higher in the predominantly rural states served by our Regulated Businesses. We do not believe that the trend in any particular state or region will have a disproportionate impact on our results of operations.

Our Regulated Businesses are heavily dependent upon operating revenue generated from rates we charge to our customers for the volume of water they use. Declining usage due to conservation or economic environment will have a negative impact on our long-term operating revenues if we are unable to secure appropriate regulatory treatment to offset the usage decline.

Water Supply

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Also, customer usage of water is affected by weather conditions, in particular during the summer. Our water systems experience higher demand in the summer due to the warmer temperatures and increased usage by customers for lawn irrigation and other outdoor uses. Summer weather that is cooler and wetter than average generally serves to suppress customer water demand, and can have a downward effect on our operating revenue and operating income. Conversely, when weather conditions are extremely dry and even if our water supplies are sufficient to serve our customers, our systems may be affected by drought-related warnings and/or water usage restrictions imposed by governmental agencies, purchase supply allocation and mandatory conservation measures. All of the above conditions serve to reduce customer demand and operating revenues. These restrictions may be imposed at a regional or state level and may affect our service areas regardless of our readiness to meet unrestricted customer demands. We employ a variety of measures to ensure that we have adequate sources of water supply, both in the short-term and over the long-term. For additional detail concerning these measures, see “Business—Our Regulated Businesses—Overview of Networks, Facilities and Water Supply.”

The geographic diversity of our service areas tends to mitigate some of the effect of weather extremes. In any given summer, some areas are likely to experience drier than average weather while other areas will experience wetter than average weather.

Goodwill Impairment

At December 31, 2008, the Company’s goodwill totaled $1,699.5 million. The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) in accordance with SFAS No. 142. The step 1 calculation used to identify potential impairment compares the calculated fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than such reporting unit’s carrying value, then step 2 is performed to measure the amount of the impairment loss (if any) for such reporting unit.

The step 2 calculation of the impairment test compares, by reporting unit, the implied fair value of the goodwill to the carrying value of goodwill. The implied fair value of goodwill is equal to the excess of the fair value of each reporting unit above the fair value of such reporting unit’s identified assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for any reporting unit, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit.

The determination of the fair value of each reporting unit and the fair value of each reporting unit’s assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

For the November 30, 2008 impairment test, the estimated fair value of the regulated reporting unit for step 1 was based on a combination of the following valuation techniques:

•	observable trading prices of comparable equity securities of publicly-traded water utilities considered by us to be the Company’s peers; and

•	discounted cash flow models developed from the Company’s internal forecasts.

The estimated fair values of the non-regulated reporting units were determined entirely on the basis of discounted cash flow models.

The first valuation technique applies average peer multiples to the Regulated reporting unit’s historic and forecasted cash flows. The peer multiples are calculated using the average trading prices of comparable equity securities of publicly-traded water utilities, their published cash flows and forecasts of market price and cash flows for those peers.

The second valuation technique forecasts each reporting unit’s five-year cash flows using an estimated long-term growth rate and discounts those cash flows at their respective estimated weighted average cost of capital.

If step 2 of the impairment test is required, the Company determines the fair value of the applicable reporting unit’s assets and liabilities. The fair values for the majority of such assets and liabilities are equal to their carrying values; however, the fair values of the applicable debt are highly dependent upon market conditions surrounding the measurement date. For the step 2 calculations of the fair value of debt, the Company uses observable prices of instruments and indices that have risks similar to those instruments being valued, adjusted to compensate for differences in credit profile, collateral, tax treatment and call features, to calculate the fair value of each reporting unit’s debt.

The Company has completed its November 30, 2008 annual impairment review and does not believe that the Company’s goodwill balance was impaired. However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums and the overhang effect. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

In making the determination, we considered both qualitative and quantitative factors, including the effect of the recent volatility in the equity and debt markets on the Company’s market capitalization. As such, the Company believes that the current evaluation technique is more appropriate than relying solely on the current trading market value of the Company’s common stock.

In reaching our conclusion, we also made certain assumptions, which we believe to be appropriate, that support the fair value of our reporting units. We considered, in addition to the listed trading price of the Company’s shares, the effect on that price due to RWE’s majority ownership, the effect of RWE’s expected disposition of its owned Company shares on the market for those shares, the applicability of a control premium to our shares and certain other factors we deemed appropriate. As a result, we concluded that the Company’s fair value exceeds what we might otherwise have concluded had we relied on market price alone.

In addition, given recent market conditions, management determined that it was appropriate for the Company to consider the average of the Company’s closing market price over a thirty day period rather than using a particular date to calculate its market capitalization. The Company’s calculated market capitalization within its 2008 impairment test period was approximately $940.0 million below the aggregate carrying value of its reporting units.

The difference between our calculated market capitalization and the aggregate fair value of our reporting units (which approximates book value) resulted from the estimated control premium and the estimated impact to the Company’s market capitalization from the overhang created by RWE’s announced plans to divest a substantial portion of its ownership through further public offerings of stock.

The estimated control premium represents the incremental premium a buyer is willing to pay to acquire a controlling, majority interest in the Company. In estimating the control premium, management principally considered the current market conditions and historical premiums paid in utility acquisitions observed in the marketplace.

The estimated stock overhang represents the impact on the Company’s share price that we believe results from investor concerns over market price dilution due to the anticipated increase in the number of the Company’s publicly traded shares caused by the anticipated RWE sale of the Company’s stock. As a condition of certain state regulator approvals for RWE’s sale of the Company, RWE had agreed to sell 100% of its holdings of

Company stock by April 2010 and previously announced its intentions to reduce its interest to below 50% prior to the end of 2008. Management estimated the impact of this overhang condition using reports from multiple analysts covering the Company’s stock and other available market information.

The determination of our estimated fair value required the exercise of judgment and is highly sensitive to our assumptions. Our estimated fair values approximate the carrying value of reporting units leaving little estimated value in excess of the required threshold of the step 1 test. Had the fair value been less than the carrying value of the reporting units, differences between the carrying value and fair value of our long-term debt (which is not taken into account in step 1 but is required in step 2) would have increased any impairment charge indicated by step 1 by an estimated $300 million, due to accounting guidance that must be followed to measure the implied fair value of goodwill.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment charges for goodwill, including discontinued operations, in the amount of $750.0 million, $509.3 million and $227.8 million, respectively.

As of March 31, 2008, in light of the initial public offering price and trading levels in our common stock subsequent to the date of the initial public offering, the Company performed an interim impairment test and, on May 9, 2008, management concluded that the carrying value of the Company’s goodwill was impaired. The Company believed that the initial public offering price was indicative of the value of the Company at March 31, 2008, and accordingly, based on those factors recorded an impairment charge to the goodwill of its Regulated reporting unit in the amount of $750.0 million as of March 31, 2008. The impairment charge was primarily attributed to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than the estimate of the initial public offering price used during the 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased market interest rates). As a result of the impairment charge, RWE Aqua Holdings GmbH (a wholly-owned subsidiary of RWE) transferred $245.0 million to the Company on May 13, 2008. This cash was used to reduce short-term debt. RWE is not obligated to make any additional capital contributions.

During the third quarter of 2007, as a result of the Company’s debt being placed on review for a possible downgrade and the proposed sale of a portion of the Company in the initial public offering, management determined at that time it was appropriate to update its valuation analysis before the next scheduled annual test. Based on this assessment, the Company performed an interim impairment test and recorded an impairment charge to goodwill related to its Regulated reporting unit in the amount of $243.3 million as of September 30, 2007. The decline was primarily due to a slightly lower long-term earnings forecast caused by updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery.

The Company completed its scheduled annual impairment test in the fourth quarter of 2007 and determined that an impairment had occurred based upon information regarding the Company’s market value in connection with the initial public offering. Management determined that the indicative fair value of the Company based on estimates of the initial public offering price range was the best evidence of the Company’s market value and incorporated this indicated market value into the Company’s valuation methodology, which also considered other items, such as peer multiples, discounted cash flows and a control premium. Based on the results of the impairment test, an impairment of $266.0 million to the Company’s carrying value was recognized as of December 31, 2007.

The 2006 impairment charge of $227.8 million was attributable to higher interest rates in the Regulated reporting unit and a change in the potential net realizable value of a non-regulated reporting unit.

Economic Environment

Continued market disruption could cause a broad economic downturn. This downturn could lead to increased incidence of customers’ failure to pay for services delivered as well as a decreased usage by our industrial and commercial customers.

Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Operating revenues	$2,336,928	$2,214,215	$2,093,067

Operating expenses:
Operation and maintenance	1,303,798	1,246,479	1,174,544
Depreciation and amortization	271,261	267,335	259,181
General taxes	199,139	183,253	185,065
Loss (gain) on sale of assets	(374)	(7,326)	79
Impairment charges	750,000	509,345	221,685

Total operating expenses, net	2,523,824	2,199,086	1,840,554

Operating income (loss)	(186,896)	15,129	252,513

Other income (deductions):
Interest, net	(285,155)	(283,165)	(365,970)
Allowance for other funds used during construction	14,497	7,759	5,980
Allowance for borrowed funds used during construction	8,171	3,449	2,652
Amortization of debt expense	(5,895)	(4,867)	(5,062)
Preferred dividends of subsidiaries	(225)	(225)	(215)
Other, net	4,909	6,401	1,164

Total other income (deductions)	(263,698)	(270,648)	(361,451)

Loss from continuing operations before income taxes	(450,594)	(255,519)	(108,938)

Provision for income taxes	111,827	86,756	46,912

Loss from continuing operations	(562,421)	(342,275)	(155,850)
Loss from discontinued operations, net of tax	—	(551)	(6,393)

Net loss	$(562,421)	$(342,826)	$(162,243)

Loss per common share:
Basic
Loss from continuing operations	$(3.52)	$(2.14)	$(0.97)
Loss from discontinued operations, net of tax	$—	$(0.00)	$(0.04)
Net loss	$(3.52)	$(2.14)	$(1.01)
Diluted
Loss from continuing operations	$(3.52)	$(2.14)	$(0.97)
Loss discontinued operations, net of tax	$—	$(0.00)	$(0.04)
Net loss	$(3.52)	$(2.14)	$(1.01)
Average common shares outstanding during the period:
Basic	159,967	160,000	160,000
Diluted	159,967	160,000	160,000

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the Years Ended December 31,
	2008		2007		2006
	Regulated Businesses	Non- Regulated Businesses	Regulated Businesses	Non- Regulated Businesses	Regulated Businesses	Non- Regulated Businesses
	(in thousands)
Operating revenues	$2,082,740	$272,186	$1,987,565	$242,678	$1,854,618	$248,451
Adjusted EBIT(1)	$531,774	$26,307	$500,088	$23,579	$468,701	$(4,725)

(1)	Adjusted EBIT is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flows for periods presented and should not be considered as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial and industrial customers. As such, our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. The table below details the annualized revenues, including step increases resulting from rate authorizations and infrastructure charges, which were granted in 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
State
General Rate Cases:
New Jersey	$72.1	$56.2	$—
Pennsylvania	1.9	36.0	—
Missouri	34.5	21.4	—
Illinois	21.6	—	—
Indiana	—	14.0	—
California	13.0	0.5	15.1
West Virginia	14.5	—	—
New York	6.6	—	—
Arizona	8.6	0.8	7.9
Other	14.9	18.2	0.8

Subtotal—General Rate Cases	187.7	147.1	23.8

Infrastructure Charges:
Pennsylvania	10.3	4.6	8.0
Missouri	2.7	2.6	6.8
Indiana	3.9	—	1.8
Illinois	1.1	1.7	0.9
Arizona	0.6	2.9	—

	$206.3	$158.9	$41.3

The effective dates for the larger rate increases granted in 2008 were December 8, 2008, November 28, 2008 and August 8, 2008 in New Jersey, Missouri and Illinois, respectively. The effective dates for the larger rate increases granted in 2007 were March 30, 2007, November 30, 2007 and October 22, 2007 in New Jersey, Pennsylvania and Missouri, respectively. The change in annualized rate increases granted between 2006 and 2007 can be attributed to the removal of the stay-out provisions and increased investment in our regulated infrastructure programs

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

Operating revenues. Our operating revenues increased by $122.7 million, or 5.5%, to $2,336.9 million for 2008 from $2,214.2 million for 2007. Regulated Businesses’ revenues increased by $95.2 million, or 4.8%, for 2008 compared to 2007. The Non-Regulated Businesses’ revenues for 2008 increased by $29.5 million, or 12.2%, from 2007.

The increase in the Regulated Businesses’ revenues was primarily due to rate increases obtained through general rate cases totaling approximately $132.8 million as well as higher revenues resulting from surcharges of $4.5 million and from customer growth and acquisitions of approximately $3.3 million. This increase was offset by a $52.3 million decrease in revenues related to lower customer consumption, mainly in our states in the Midwestern region of the United States primarily due to the extremely wet weather conditions in those areas during 2008, as well as decreased usage in 2008 compared to 2007 in New Jersey and Pennsylvania mainly due to drier weather conditions in 2007.

Our Non-Regulated Businesses’ operating revenues increased by $29.5 million, or 12.2%, to $272.2 million in 2008 from $242.7 for 2007. The net increase was primarily attributable to higher revenues in our Contract Operations Group and our Homeowner Services Group, partially offset by decreased revenues in our Applied Water Management Group and Canadian Fixed Residuals. The increase in Contract Operations Group revenues was primarily attributable to incremental revenues associated with design and build contracts, as well as increased military construction and O&M project revenues. The increase from our Homeowner Service Group represented increased product penetration within its existing customer base. Applied Water Management Group revenues were lower than the prior year as a result of the decline in design and build activity resulting from the downturn in new home construction.

The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and water sales volume by customer class:

	For the Years Ended December 31,
	2008		2007		2008		2007
	Operating Revenues (dollars in thousands)				Water Sales Volume (gallons in millions)
Customer Class
Water service:
Residential	$1,197,723	57.5%	$1,146,133	57.7%	214,045	52.9%	223,386	52.8%
Commercial	403,596	19.4%	385,272	19.4%	89,920	22.2%	93,010	22.0%
Industrial	101,769	4.9%	94,734	4.8%	42,032	10.4%	44,609	10.5%
Public and other	255,637	12.3%	247,578	12.4%	58,838	14.5%	62,299	14.7%
Other water revenues	44,157	2.1%	38,277	1.9%	—	—	—	—

Total water revenues	2,002,882	96.2%	1,911,994	96.2%	404,835	100.0%	423,304	100.0%

Wastewater service	79,858	3.8%	75,571	3.8%

	$2,082,740	100.0%	$1,987,565	100.0%

Water services—Water service operating revenues from residential customers for 2008 increased $51.6 million, or 4.5%, from 2007, primarily due to rate increases offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 9.3 billion gallons, or 4.2%, from 2007, largely as a result of wetter weather conditions in California and the Midwestern region of the United States in 2008 and drier weather conditions in New Jersey and Pennsylvania in 2007.

Water service operating revenues from commercial water customers for 2008 increased by $18.3 million, or 4.8%, mainly due to rate increases offset by decreases in sales volume compared to 2007. The volume of water sold to commercial customers decreased by 3.1 billion gallons, or 3.3%, from 2007.

Water service operating revenues from industrial customers for 2008 increased $7.0 million, or 7.4%, from 2007 mainly due to rate increases, offset by decreased sales volume that we believe were caused by the downturn in the economy. The volume of water sold to industrial customers decreased 2.6 billion gallons, or 5.8%, from 2007.

Water service operating revenues from public and other customers increased $8.1 million, or 3.3%, from 2007 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $104.3 million for 2008, an increase of $5.0 million from 2007. Revenues generated by sales to governmental entities and resale customers for 2008 totaled $151.3 million, an increase of $3.1 million from 2007.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services for 2008 increased by $4.3 million, or 5.7%, from 2007. The increase was attributable to increases in rates charged to customers principally in Arizona, New Jersey and Pennsylvania.

Operation and maintenance. Operation and maintenance expense increased $57.3 million, or 4.6%, for 2008 compared to 2007.

Operation and maintenance expense for the 2008 and 2007, by major expense category, were as follows:

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Production costs	$288,571	$278,065	$10,506	3.8%
Employee-related costs	505,550	463,362	42,188	9.1%
Operating supplies and services	283,230	293,475	(10,245)	(3.5%)
Maintenance materials and services	136,305	128,016	8,289	6.5%
Customer billing and accounting	44,012	38,256	5,756	15.0%
Other	46,130	45,305	825	1.8%

Total	$1,303,798	$1,246,479	$57,319	4.6%

Production costs increased by $10.5 million, or 3.8%, for 2008 compared to 2007. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Fuel and power	$110,641	$106,937	$3,704	3.5%
Purchased water	95,253	94,011	1,242	1.3%
Chemicals	50,823	45,159	5,664	12.5%
Waste disposal	31,854	31,958	(104)	(0.3%)

Total	$288,571	$278,065	$10,506	3.8%

The increase in fuel and power costs was primarily due to higher electricity prices. Purchased water costs were higher as a result of rate increases resulting from higher costs incurred by our suppliers. The increase in chemical costs were attributable to rising prices as well as additional usage requirements related to fluctuating raw water quality caused by weather conditions in some of the states in which we operate.

Employee-related costs including wage and salary, group insurance, and pension expense increased $42.2 million, or 9.1%, for 2008 compared to 2007. These employee-related costs represented 38.8% and 37.2% of operation and maintenance expenses for 2008 and 2007, respectively.

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Salaries and wages	$379,509	$352,177	$27,332	7.8%
Pensions	39,315	29,984	9,331	31.1%
Group insurance	67,330	64,832	2,498	3.9%
Other benefits	19,396	16,369	3,027	18.5%

Total	$505,550	$463,362	$42,188	9.1%

Salaries and wages increased $23.7 million and $5.1 million in our Regulated and Non-Regulated Businesses, respectively. These increases primarily resulted from stock-based compensation expense of $3.7 million mainly attributable to the issuance of awards granted in connection with the initial public offering, $4.3 million of wages related to job reclassification of certain hourly employees for services performed and from an increase in the number of employees primarily as a result of enhancing customer service and inflationary wage rate increases. The increase in pension expense was primarily due to an increase in our Regulated Businesses’ pension expense of $9.1 million, or 25.1%, for 2008 over 2007. Pension expense in excess of the amount contributed to the pension plans is deferred by certain of our regulated subsidiaries pending future recovery in rates as contributions are made to the plans. Although our pension expense calculated in accordance with SFAS 87 remained relatively unchanged, pension expense increased for 2008 due to increased contributions by certain of our regulated operating companies whose costs are recovered based on the Company’s funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974 which we refer to as ERISA, rather than the SFAS 87 expense. The increase in the contributions is attributable to a change in the discount rate and lower than expected returns on plan assets. Medical benefit expenses for employees increased due to an increase in the number of employees and the rising cost of health care. Other benefits increased primarily as a result of increased salaries and wages which in turn resulted in increased Company contribution to the 401(k) and defined contribution plans. Also other benefit expenses increased due to the benefit expense related to the new employee stock purchase plan.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For 2008, these costs decreased by $10.2 million, or 3.5%, compared to 2007.

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Contracted services	$111,847	$110,083	$1,764	1.6%
Office supplies and services	63,422	62,464	958	1.5%
Transportation	36,337	35,051	1,286	3.7%
Rents	22,543	21,985	558	2.5%
Other	49,081	63,892	(14,811)	(23.2%)

Total	$283,230	$293,475	$(10,245)	(3.5%)

Contracted services increased in 2008 compared to the same period in 2007. This increase was primarily due to higher contracted services in our Contract Operations group in 2008 as compared to 2007, associated with several operating contracts (including a DBO project in Fillmore, California). Offsetting this increase were lower consulting fees associated with our remediation efforts to comply with Sarbanes-Oxley Act of 2002. These costs decreased by

$22.6 million to $9.4 million in 2008 from $32.0 million in 2007. Other operating supplies and services were lower in 2008 as 2007 costs were higher due to a write-off of certain deferred costs totaling $1.1 million by our New Jersey subsidiary as they were no longer deemed recoverable. Additionally, our Non-Regulated Businesses recorded loss contingencies of $3.6 million in 2007. Other decreases are associated with the cost of materials primarily related to our Contract Operations Group, due to changes in project work performed.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $8.3 million, or by 6.5%, for 2008 compared to 2007.

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Maintenance services and supplies	$94,790	$92,041	$2,749	3.0%
Removal costs, net	41,515	35,975	5,540	15.4%

Total	$136,305	$128,016	$8,289	6.5%

Our Regulated Businesses’ maintenance materials and service costs increased by $6.8 million in 2008 mainly due to increased costs of $1.7 million associated with a program in Illinois to maintain valves and fire hydrants, and higher cost of removal expenses of $5.5 million in certain of our operating companies, partially offset by lower paving costs of $1.4 million in our New Jersey and Missouri operating companies. The Non-Regulated Businesses’ maintenance and services expenses increased by $1.7 million as a result of higher frequency of claims, primarily resulting from the increase in the number of customer contracts, with the service line protection program in our Homeowner Services Group, as well as from increased costs associated with the Contract Operations Group mainly due to costs associated with new military operations and maintenance projects.

Customer billing and accounting expenses increased by $5.8 million, or 15.0%, for 2008 compared to 2007.

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Uncollectible accounts expense	$19,233	$15,818	$3,415	21.6%
Postage	11,829	10,932	897	8.2%
Other	12,950	11,506	1,444	12.6%

Total	$44,012	$38,256	$5,756	15.0%

The increase was primarily the result of higher uncollectible accounts expense in our Regulated Businesses of $0.6 million and in our Non-Regulated Businesses of $2.9 million primarily due to increased uncollectible expense in the Applied Water Management Group of $1.8 million primarily due to the collection of $1.2 million in 2007 for an amount that was previously written-off as well as higher uncollectible expense in our Contract Operation Group. In addition, postage expense increased in our Regulated subsidiaries $0.9 million compared to 2007.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $0.8 million, or 1.8%, for 2008 compared to 2007.

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Insurance	$33,173	$37,276	$(4,103)	(11.0%)
Regulatory expenses	12,957	8,029	4,928	61.4%

Total	$46,130	$45,305	$825	1.8%

Insurance expense decreased due to more favorable claims experience in 2008 compared to 2007. Regulatory expenses increased primarily due to write-offs of deferred rate case expenses, primarily in Tennessee, Illinois, California, and Ohio as well as increased rate case amortization costs associated with rate cases settled in 2007.

Depreciation and amortization. Depreciation and amortization expense increased by $3.9 million, or 1.5%, for 2008 compared to 2007. This increase was primarily due to additional assets placed in service, mainly in our Regulated Businesses, over the last year.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $15.9 million, or 8.7%, in 2008 compared to 2007. This increase is primarily due to increased gross receipts taxes of $7.9 million primarily in New Jersey and Missouri and higher property tax expense of $4.2 million primarily in Ohio and Missouri. Additionally, payroll taxes increased by $2.7 million, due to increased salaries and wages and higher payroll tax limits.

Gain on sale of assets. The gain on sale of assets was $0.4 million for 2008 compared to a gain of $7.3 million for 2007. The gains in 2008 and 2007 are primarily attributable to non-recurring sales of assets no longer used in our operations.

Impairment charge. The impairment charge was $750.0 million for 2008 compared to $509.3 million for 2007. The 2008 impairment charge was primarily due to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased interest rates). The 2007 impairment charge to goodwill to our Regulated Businesses was primarily due to slightly lower long-term earnings forecast caused by our updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery. See “Factors Affecting Our Results of Operations—Goodwill Impairment.”

Other income (deductions). Interest expense, net of interest income, the primary component of our other income (deductions), increased by $2.0 million, or 0.7%, for 2008 compared to 2007. The increase is primarily due to increased borrowings associated with capital expenditures. Offsetting the change in interest expense is an increase in AFUDC of $11.5 million for 2008 compared to 2007 as a result of increased construction activity in 2008 over 2007. Amortization of debt expense increased $1.0 million for 2008 compared to 2007 as a result of debt restructuring. Other items contributing to the change include lower miscellaneous income for 2008 compared to 2007 primarily as a result our Indiana subsidiary now accounting for certain income in operating revenues in accordance with a 2007 rate order.

Provision for income taxes. Our consolidated provision for income taxes increased $25.0 million, or 28.8%, to $111.8 million for 2008 from $86.8 million for 2007.

Net income (loss). The net loss for 2008 was $562.4 million compared to a net loss of $342.8 million for 2007. The variation between the periods is the result of the aforementioned changes.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

Operating revenues. Our consolidated operating revenues increased $121.1 million, or 5.8%, to $2,214.2 for 2007 from $2,093.1 million for 2006. An increase in operating revenues for our Regulated Businesses of $132.9 million in 2007 was somewhat offset by a decrease in operating revenues for our Non-Regulated Businesses of $5.8 million. The increase in the Regulated Businesses’ operating revenues was primarily due to rate increases of approximately $61.9 million obtained through general rate cases in New Jersey, Ohio, Arizona, California and other states. In addition, rate increases obtained through infrastructure-related provisions in Pennsylvania, Missouri, Illinois and Indiana totaled approximately $15.5 million. Water service operating revenues also increased due to growth of 0.7% in our Regulated Businesses’ customer base through small acquisitions in our service areas and through growth in existing service areas. Water sales volume associated with existing customers increased by 1.5% in 2007 compared to the prior year due to dry weather mainly in New Jersey and Pennsylvania.

The following table sets forth the percentage of our Regulated Businesses’ operating revenues and water sales volume by customer class:

	For the Years Ended December 31,
	2007		2006		2007		2006
	Operating Revenues (dollars in thousands)				Water Sales Volume (gallons in millions)
Customer Class
Water service:
Residential	$1,146,133	57.7%	$1,067,865	57.6%	223,386	52.8%	217,172	52.1%
Commercial	385,272	19.4%	362,754	19.5%	93,010	22.0%	91,589	22.0%
Industrial	94,734	4.8%	92,024	5.0%	44,609	10.5%	44,408	10.6%
Public and other	247,578	12.4%	230,177	12.4%	62,299	14.7%	63,814	15.3%
Other water revenues	38,277	1.9%	29,621	1.6%	—	—	—	—

Total water revenues	1,911,994	96.2%	1,782,441	96.1%	423,304	100.0%	416,983	100.0%

Wastewater service	75,571	3.8%	72,177	3.9%

	$1,987,565	100.0%	$1,854,618	100.0%

Water Services—Water service operating revenues from residential customers for 2007 amounted to $1,146.1 million, a 7.3% increase over 2006, primarily due to rate increases and changes in sales volume. The volume of water sold to residential customers increased by 2.9% in 2007 to 223.4 billion gallons, from 217.2 billion gallons in 2006, largely as a result of favorable weather conditions in the Mid-Atlantic states and a 0.7% increase in the residential customer base due to growth, primarily through acquisitions.

Water service operating revenues from commercial water customers for 2007 amounted to $385.3 million, a 6.2% increase over 2006, primarily due to rate increases and changes in sales volume. The volume of water sold to commercial customers increased by 1.6% in 2007 to 93.0 billion gallons, from 91.6 billion gallons in 2006, driven by favorable weather conditions and partially offset by a decline in the number of commercial customers.

Water service operating revenues from industrial customers amounted to $94.7 million in 2007, a 2.9% increase over 2006, primarily due to rate increases and changes in sales volume. The volume of water sold to industrial customers increased by 0.5% in 2007 to 44.6 billion gallons, from 44.4 billion gallons in 2006.

Water service operating revenues from public and other customers increased $17.4 million for 2007 to $247.6 million from $230.2 million for 2006, mainly due to rate increases and changes in sales volume. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $99.3 million for 2007, an increase of $0.8 million over the same period of 2006. Revenues generated by sales to governmental entities and resale customers for 2007 totaled $148.3 million, an increase of $16.6 million from 2006.

Wastewater Services—Our subsidiaries provide wastewater services in 12 states. Operating revenues from these services increased by 4.7% to $75.6 million for 2007. The increase reflects a growth of 0.4% in the number of wastewater customers served but is primarily due to increases in rates charged to customers in states where we have wastewater operations (principally Arizona, Hawaii, and New Jersey).

Our Non-Regulated revenues decreased by $5.8 million, or 2.3%, to $242.7 million in 2007 from $248.5 million for 2006. The net decline in revenues is primarily attributable to a $15.8 million decrease in revenues of our Contract Operations Group, partially offset by a $7.4 million increase in revenues of our Homeowner Services Group, and an increase of $3.5 million from our other Non-Regulated Businesses. The decline in revenues of our Contract Operations Group includes the effects of having substantially completed the construction of the Lake Pleasant Water Treatment plant, a large water treatment plant in Phoenix, Arizona, during 2006 ($49.5 million of construction revenue recognized in 2006 compared to $5.2 million in 2007). Pursuant to our DBO contract with the city of Phoenix, we served as the lead contractor in connection with the construction of the Lake Pleasant facility, which includes an 80 million gallons-per-day surface water treatment plant and granular activated carbon reactivation system. The Lake Pleasant facility is significantly larger in size and function compared to other projects with which we have been engaged. However, we do not expect the completion of this project to have a material impact on our results of operations. Revenues from that project were partially replaced by new contracts, including a DBO project in Fillmore, California generating $12.3 million of incremental revenues and new military projects generating approximately $10.0 million of revenues. The increase from our Homeowner Services Group represents expansion into new geographic markets (Virginia and Trenton, New Jersey). The increase in our other Non-Regulated Businesses’ revenues is due to revenues attributable to special projects in 2007.

Operation and maintenance. Our consolidated operation and maintenance expense increased by $71.9 million, or 6.1%, to $1,246.5 million for 2007 from $1,174.5 million for 2006.

Operation and maintenance expense by major category was as follows:

	For the Years Ended December 31,
	2007	2006	Increase (Decrease)	Percentage
	(in thousands)
Production costs	$278,065	$257,727	$20,338	7.9%
Employee-related costs	463,362	418,807	44,555	10.6%
Operating supplies and services	293,475	291,352	2,123	0.7%
Maintenance materials and services	128,016	109,797	18,219	16.6%
Customer billing and accounting	38,256	54,624	(16,368)	(30.0%)
Other	45,305	42,237	3,068	7.3%

Total	$1,246,479	$1,174,544	$71,935	6.1%

Production costs, including fuel and power, purchased water, chemicals and waste disposal, increased by $20.3 million, or 7.9%, for 2007 compared to 2006.

	For the Years Ended December 31,
	2007	2006	Increase (Decrease)	Percentage
	(in thousands)
Fuel and power	$106,937	$97,896	$9,041	9.2%
Purchased water	94,011	85,701	8,310	9.7%
Chemicals	45,159	41,758	3,401	8.1%
Waste disposal	31,958	32,372	(414)	(1.3%)

Total	$278,065	$257,727	$20,338	7.9%

The increases were primarily attributable to increased demand and higher electricity prices, as rate freezes resulting from electricity deregulation expired in some states in which we operate.

Employee-related costs including wage and salary, group insurance, and pension expense increased by $44.6 million, or 10.6%, for 2007 compared to 2006. These costs represented 37.2% and 35.7% of operation and maintenance expense for 2007 and 2006, respectively.

	For the Years Ended December 31,
	2007	2006	Increase (Decrease)	Percentage
	(in thousands)
Salaries and wages	$352,177	$311,439	$40,738	13.1%
Pensions	29,984	31,940	(1,956)	(6.2%)
Group insurance	64,832	59,546	5,286	8.9%
Other benefits	16,369	15,882	487	3.1%

Total	$463,362	$418,807	$44,555	10.6%

The increase in 2007 was due to higher wage, salary and group insurance expenses in our Regulated Businesses, primarily resulting from an increase in the number of employees to enable service enhancements in our Regulated Businesses as well as wage rate increases. This increase was offset by a reduction in pension expense. Pension expense in excess of the amount contributed to the pension plans is deferred by some of our regulated subsidiaries pending future recovery in rates as contributions are made to the plans. The decrease is primarily attributable to lower pension expense in 2007. In addition, pension expense for 2006 included additional pension expense due to curtailment charges and a special transaction benefit charge.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment, facilities rental charges and other miscellaneous expenses. For 2007, these costs increased by $2.1 million or 0.7% compared to 2006.

	For the Years Ended December 31,
	2007	2006	Increase (Decrease)	Percentage
	(in thousands)
Contracted services	$110,083	$116,775	$(6,692)	(5.7%)
Office supplies and services	62,464	55,882	6,582	11.8%
Transportation	35,051	31,050	4,001	12.9%
Rents	21,985	18,599	3,386	18.2%
Other	63,892	69,046	(5,154)	(7.5%)

Total	$293,475	$291,352	$2,123	0.7%

The decrease in contracted services is primarily associated with the design and build of the Lake Pleasant Water Treatment Plant in Phoenix, Arizona. In 2006, these costs were approximately $38.7 million, compared to $4.3 million in 2007. Additionally, the decrease reflects operating contracts of our Non-Regulated Businesses that ended during 2006, and a decline in design and build activity by the Applied Water Management Group of $3.4 million due to a downturn in new home construction. Offsetting these decreases were additional expenses associated with several other contracts in our Non-Regulated Businesses, including a DBO project in Fillmore, totaling $7.6 million in 2007 compared to $0.4 million in 2006, as well as increased military contract expenses of $6.1 million. Also offsetting the decrease were consulting fees associated with our remediation efforts in connection with the Sarbanes-Oxley Act of 2002. These costs increased $15.1 million over 2006. Office supplies and services increased as a result of increased travel as well as inflation. Transportation costs increased primarily within our Regulated Businesses due to increased leasing costs and higher gasoline prices, amounting to approximately $3.2 million. Other operating supplies and services decreased primarily as a result of the aforementioned Non-Regulated contracts, with Lake Pleasant costs of $0.8 million in 2007 compared to $10.1 million in 2006 and Fillmore DBO costs of $4.8 million in 2007 compared to $0.2 million in 2006. Offsetting these decreases was a 2006 restatement by our Indiana subsidiary of $2.4 million previously disallowed in the regulatory process. Additional expenses related to the RWE Divesture were $0.8 million higher for 2007 than 2006 due to higher divesture support costs.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased by $18.2 million, or 16.6%, for 2007 compared to 2006.

	For the Years Ended December 31,
	2007	2006	Increase (Decrease)	Percentage
	(in thousands)
Maintenance services and supplies	$92,041	$75,170	$16,871	22.4%
Removal costs, net	35,975	34,627	1,348	3.9%

Total	$128,016	$109,797	$18,219	16.6%

These increases were primarily the result of a larger number of main breaks in 2007 compared to 2006 experienced by several of our operating subsidiaries due to winter weather conditions, increased paving costs for our New Jersey, Missouri, Illinois and Pennsylvania subsidiaries, as well as higher expenses in our Non-Regulated Businesses, primarily the Homeowner Services Group.

Customer billing and accounting expenses decreased by $16.4 million, or 30.0%, for 2007 compared to 2006.

	For the Years Ended December 31,
	2007	2006	Increase (Decrease)	Percentage
	(in thousands)
Uncollectible accounts expense	$15,818	$33,079	$(17,261)	(52.2%)
Postage	10,932	10,114	818	8.1%
Other	11,506	11,431	75	0.7%

Total	$38,256	$54,624	$(16,368)	(30.0%)

The decrease was primarily due to lower bad debt expense of $9.2 million in our Regulated Business and $5.8 million in our Non-Regulated Businesses as a result of an increased focus on collection of past due accounts.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $3.1 million, or 7.3%, for 2007 compared to 2006.

	For the Years Ended December 31,
	2007	2006	Increase (Decrease)	Percentage
	(in thousands)
Insurance	$37,276	$31,438	$5,838	18.6%
Regulatory expenses	8,029	10,799	(2,770)	(25.7%)

Total	$45,305	$42,237	$3,068	7.3%

Insurance related expenses increased due to less favorable claims experience compared to 2006. This unfavorable variance was offset by a reduction in regulatory expenses due to the write-off of certain deferred rate case expenses in 2006 associated with our California subsidiary.

Depreciation and amortization. Our consolidated depreciation and amortization expense increased $8.1 million, or 3.1%, to $267.3 million for 2007 from $259.2 million for 2006. The increase was primarily due to property placed in service, net of retirements, of $798.8 million as a result of an increased focus on infrastructure spending mainly in our Regulated Businesses.

General taxes. Our consolidated general taxes expense, which includes taxes for property, payroll, gross receipts and other miscellaneous items, decreased $1.8 million, or 1.0%, to $183.3 million for 2007 from $185.1 million for 2006. The decrease was primarily due to lower taxes for expatriates because employees seconded by Thames Water to American Water were no longer employed by American Water in 2007.

Loss (gain) on sale of assets. Our consolidated gain on sale of assets was $7.3 million for 2007 compared to a loss of $0.1 million for 2006 due to non-recurring sales of assets not needed in our utility operations in 2007.

Impairment charges. Our consolidated impairment charges were $509.3 million for 2007 and $221.7 million, excluding discontinued operations, for 2006. The 2007 impairment charges were primarily due to slightly lower long-term earnings caused by updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery as well as new information regarding our market value. The 2006 impairment charge was primarily attributable to higher interest rates in our Regulated Businesses and a change in the potential net realizable value of our Non-Regulated Businesses.

Other income (deductions). Interest expense, the primary component of our consolidated other income (deductions), decreased $82.8 million, or 22.6%, to $283.2 million for 2007 from $366.0 million for 2006. The decline was primarily due to the repayment of outstanding debt with new equity contributions from RWE in order to establish a capital structure that is consistent with other regulated utilities and also to meet the capital structure expectations of various state regulatory commissions. This decrease was offset slightly by higher interest expense of our Regulated Businesses of $9.8 million mainly due to increased borrowings to fund capital programs.

Provision for income taxes. Our consolidated provision for income taxes increased $39.9 million, or 85.1%, to $86.8 million for 2007 from $46.9 million for 2006. The increase is due to higher taxable income in 2007 as compared to 2006.

Net income (loss). Our consolidated net loss including results from discontinued operations increased $180.6 million, or 111.3%, to $342.8 million for 2007 from $162.2 million for 2006. The increase is the result of the changes discussed above.

Liquidity and Capital Resources

Our business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, we obtain funds from external sources in the capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facilities with aggregate bank commitments of $850.0 million that we currently utilize to fulfill our short-term liquidity needs and to issue letters of credit. See “—Credit Facilities and Short-Term Debt.”

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

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. See “Business—Regulation—Economic Regulation.” As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position as of December 31, 2008.

We expect to fund future maturities of long-term debt through a combination of external debt and cash flow from operations. We have no plans to reduce debt significantly.

We rely on our revolving credit facility and the capital markets to satisfy our liquidity needs. Disruptions in the credit markets may discourage lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. On September 15, 2008, we sought to issue commercial paper but were unable to consummate the issuance due to adverse market conditions. In order to meet our short-term liquidity needs we are borrowing under our existing $840.0 million revolving credit facility, which was scheduled to expire on September 15, 2012. On September 15, 2008, a majority of our lenders agreed to extend $685.0 million of commitments under this revolving credit facility to September 15, 2013. AWCC had $345.0 million of outstanding borrowings and $43.9 million of outstanding letters of credit under this credit facility as of February 23, 2009. AWCC had $178.5 million of outstanding overnight commercial paper as of February 23, 2009. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

As of December 31, 2008, the Company had issued, through its subsidiaries, $120.3 million of variable rate demand bonds, which are periodically remarketed. We can provide no assurances that the bonds will be remarketed successfully or at reasonable interest rates. Bonds totaling $24.9 million are issued by Illinois American Water, bonds totaling $8.6 million are issued by Arizona American Water and the remaining $86.9 million of bonds are issued by AWCC. During the months of January and February 2009, AWCC purchased its variable rate demand bonds because no buyer was willing to purchase the bonds at market rates. Although buyers periodically purchased the bonds from AWCC at market rates during January and February 2009, at February 23, 2009, AWCC holds all $120.3 million in treasury. Since the debt has been remarketed for periods no longer than one week and the Company cannot be certain remarketing will be successful, the debt is included in current portion of long-term debt at December 31, 2008.

On February 17, 2009, the President signed the American Recovery and Reinvestment Tax Act of 2009, which we refer to as the Act, into law. The Act contains various tax provisions, including many that will provide benefits to the tax-exempt bond market. There are provisions modifying the rules for certain classes of tax-exempt bonds which may enhance the marketability of the Company’s tax exempt bonds. Additionally, the Act makes available $4 billion for capitalized grants for Clean Water State Revolving Funds and $2 billion for capitalized grants under the Safe Drinking Water Act. States will re-allocate these funds to subsidize eligible projects and the Company intends to apply for this subsidized financing in a number of states in which it operates. Since the issuance of tax-exempt bonds and financing from state revolving funds is subject to governmental approvals, at this time we are not certain how much of these funds, if any, will be available to investor owned utilities.

In addition, we believe we will be able to avail ourselves of the following tax provisions of the Act:

•	an extension of the bonus depreciation provisions to property placed in service in 2009;

•	the election to increase the carryback period for net operating losses; and

There can be no assurances of our ability to take advantage of these new provisions, and any expected benefits to us are uncertain.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of operations, are weighted toward the third quarter of each fiscal year. Our future cash flows from operating activities will be affected by economic utility regulation; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining per customer usage of water; and weather and seasonality. See “—Factors Affecting our Results of Operations.”

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

During 2008, the Company’s unfunded status of its pension plan increased significantly primarily due to lower than expected 2008 asset returns, which are expected to result in increased benefit costs and required funding contributions in future years. Such an increase is likely to be material to results in 2009 and subsequent years. Based on current plan assets and expected future asset returns, the Company currently estimates the increase to pension and postretirement expense (net of capitalized amounts) in 2009 to be approximately $32 million, pre-tax. It is the Company’s intent to work with PUCs in the states in which it operates to minimize the impact of such increases on its results of operations. The Company currently expects to make pension and postretirement benefit contributions to the plan trusts of $125.9 million, $132.5 million, $124.7 million, $161.9 million and $123.2 million in 2009, 2010, 2011, 2012 and 2013 respectively. Actual amounts contributed could change significantly from these estimates.

The following table provides a summary of the major items affecting our cash flows from operating activities for the periods indicated:

	2008	2007	2006
	(in thousands)
Net income (loss)	$(562,421)	$(342,826)	$(162,243)
Add (subtract):
Non-cash operating activities(1)	1,214,120	881,013	664,060
Changes in working capital(2)	5,523	16,770	(96,578)
Pension and postretirement healthcare contributions	(105,053)	(81,245)	(81,491)

Net cash flows provided by operations	$552,169	$473,712	$323,748

(1)	Includes (gain) loss on sale of businesses, depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, deferred regulatory costs, amortization of deferred charges and other non-cash items, net, less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable (including federal income), other current assets, accounts payable, taxes accrued (including federal income), interest accrued and other current liabilities.

The increase in cash flows from operations during 2008 compared to 2007 was primarily due to increased revenues partially offset by higher contributions to our pension and postretirement healthcare trusts.

The increase in cash flows from operations during 2007 compared to 2006 was primarily due to improvements in working capital mainly driven by changes in taxes accrued and other current liabilities, slightly offset by changes in accounts receivable and unbilled utility revenues.

We intend to make $128.1 million of contributions to our pension and postretirement benefit trusts during 2009. This increase was primarily caused by the impact of the significant decline in trust asset values during

2009. Through February 2009, we have made contributions to fund pension and other postretirement benefits of $17.1 and $10.4 million respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities were as follows for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Construction expenditures	$(1,008,806)	$(750,810)	$(682,863)
Other investing activities, net(1)	(24,861)	4,232	(8,575)

Net cash flows used in investing activities	$(1,033,667)	$(746,578)	$(691,438)

(1)	Includes allowances for other funds used during construction, acquisitions, proceeds from the sale of assets and securities, proceeds from the sale of discontinued operations, removal costs from property, plant and equipment retirements, receivables from affiliates, restricted funds and investment in equity investee.

Cash flows used in investing activities increased in 2008 compared to 2007 and in 2007 compared to 2006, as we continued to increase our investment in regulated infrastructure projects. From 2009 to 2013, we estimate that Company-funded capital investment will total between $4.0 billion and $4.5 billion. We anticipate spending between $790 million and $1.0 billion yearly on Company-funded capital investment for the foreseeable future, depending upon the timing of major capital projects. We expect construction expenditures to be approximately $800 million during 2009. We intend to invest capital prudently to provide essential services to our regulated customer base, while working with regulators in the various states in which we operate to have the opportunity to earn an appropriate rate of return on our investment and a return of our investment. As part of our strategy to improve operational efficiencies, we are evaluating our processes, along with the information systems associated with those processes, to optimize workflow throughout our field operations as well as streamlining our back-office operations, as we believe are necessary and appropriate. When we make adjustments to our operations, we will incur incremental expenses, including costs to upgrade or replace outdated information systems, prior to realizing the benefit of a more efficient workforce and operating structure. We believe that increasing our operating efficiency and controlling the costs associated with the operation of our business are important to providing the quality service to our customers and communities we serve as well as to our long-term competitiveness. We are currently developing a timeline for the implementation of this strategic initiative but expect that it will span a period of three to five years. The details, including scope, cost and implementation of these solutions will not be fully known until the data gathering phase has been completed, which is targeted for December 2009. Expenditures associated with this project are included in the $4.0 billion to $4.5 billion capital investment spending outlined above.

Our infrastructure investment plan consists of both infrastructure renewal programs, where we replace infrastructure as needed, and major capital investment projects, where we will construct new water and wastewater treatment and delivery facilities. Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

The following table provides a summary of our historical construction expenditures:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Transmission and distribution	$449,249	$325,333	$314,282
Treatment and pumping	211,930	178,073	127,094
Services, meter and fire hydrants	224,089	179,933	132,610
General structures and equipment	71,146	32,336	72,892
Sources of supply	52,392	35,135	35,985

Total construction expenditures	$1,008,806	$750,810	$682,863

Construction expenditures for the periods noted above were partially offset by customer advances and contributions for construction (net of refunds) of $3.1 million, $35.8 million, and $47.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Customer advances and contributions are reflected in net cash flows from financing activities. Capital expenditures during the periods noted above were related to the renewal of supply and treatment assets, new water mains and customer service lines, as well as rehabilitation of existing water mains and hydrants.

Construction expenditures for 2008 increased by $258.0 million, or 34.4%, over 2007. Expenditures related to transmission and distribution increased by $123.9 million in 2008 over 2007 and meter and fire hydrant replacements increased by $44.2 million in 2008 compared to 2007. These increases occurred due to an increase in the rate of infrastructure replacement. Treatment and pumping expenditures increased by $33.9 million in 2008 compared to 2007 as a result of significant treatment improvements in a number of states in which we operate including Kentucky, Illinois and Arizona.

On April 25, 2008, the Kentucky Public Service Commission approved Kentucky-American Water Company’s application for a certificate of convenience and necessity to construct a 20.0 million gallon per day treatment plant on the Kentucky River and a 30.6 mile pipeline to meet Central Kentucky’s water supply deficit. The Kentucky project is expected to be completed by the end of 2010 with an estimated cost of $162 million.

Construction expenditures for 2007 increased by $67.9 million, or 10.0%, over 2006. The increase consisted mainly of infrastructure replacements and upgrades to treatment facilities at several plants including Joplin, Missouri, Maricopa County, Arizona, Franklin Township, New Jersey and Champaign, Illinois.

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

We also conduct ongoing reviews of our existing investments. As a result of these reviews, we sold the operations of various non-regulated water-related businesses during 2006 and 2007.

The following provides a summary of the major acquisitions and dispositions affecting our cash flows from investing activities in the years indicated:

2008:

•	We paid approximately $12.5 million for the acquisition of water and waste water systems.

•

We received approximately $12.6 million from the sale of other assets, which included $10.6 million in cash from the sale of the Felton water system. In September 2008, our California subsidiary completed its sale of the Felton water system to San Lorenzo Valley Water District (“SLVWD”). Under the terms of the agreement, SLVWD paid $13.4 million for the operating assets of the water system, which serves approximately 1,330 customers in Felton. The payment included a $10.6 million cash payment to California American Water and the assumption by SLVWD of $2.8 million in debt. The sale of the Felton system resulted in a loss on sale of $0.4 million.

2007:

•

We paid approximately $15.9 million for the acquisition of a number of water and wastewater systems, the largest of which was S.J. Services Inc., the parent company of Pennsgrove Water Supply Company, Inc. and South Jersey Water Supply Company, Inc. The purchase price, including acquisition costs, for S.J. Services Inc. was $13.5 million in cash.

•	We received approximately $9.7 million in cash proceeds from the sale of a group of assets of the Residuals business.

•	We received $16.3 million in cash proceeds from the sale of other assets, including $13.0 million of proceeds on a property in Mansfield, New Jersey owned by a Non-Regulated subsidiary.

2006:

•	We paid approximately $12.5 million for the acquisition of water and wastewater systems.

•	We received approximately $30.2 million in cash proceeds from the sale of discontinued operations, including a group of assets of the Residuals business and the Underground business.

Our investing activities require considerable capital resources which we have generated in operations and attained through financing activities. We can provide no assurances that these resources will be sufficient to meet our expected investment needs and may be required to delay or reevaluate our investment plans.

During 2007, NJAWC, entered into an agreement with the City of Trenton, New Jersey to purchase the assets of the City’s water system located in four surrounding townships. The agreement required approval from the New Jersey PUC. The initial proposed purchase price of $100.0 million was subsequently amended to $75.0 million in addition the agreement has been amended to include the provision of technical services from the city over seven years to ensure a smooth transition of ownership at a cost of $5.0 million. The administrative law judge hearing the matter has issued an Initial Decision approving the Stipulation and sent the Initial Decision to the New Jersey PUC for consideration. On February 25, 2009, a petition seeking a referendum was filed with the City of Trenton. The petition seeks to force the City Council to reconsider its prior approval of the sale, and a vote as to whether the Ordinance approving the sale of the system should go forward or to be negated. The Company can provide no assurance as to the outcome of the referendum nor can we provide assurance that the Initial Decision will ultimately be approved by the New Jersey PUC. Included in the Stipulation, and dependent upon final approval, the Company intends to purchase finished water from the City of Trenton for the next twenty years under a water supply agreement. The acquisition is expected to add approximately forty thousand customers to the Company’s customer base.

Cash Flows from Financing Activities

Our financing activities whose primary purpose is to fund construction expenditures, include the issuance of long-term and short-term debt, primarily through our wholly-owned financing subsidiary, AWCC. We intend to access the capital markets on a regular basis, subject to market conditions. In addition, we have received capital contributions from RWE and intend to issue equity in the future to maintain an appropriate capital structure, subject to any restrictions in the registration rights agreement between us and RWE. In order to finance new infrastructure, we received customer advances and contributions for construction (net of refunds) of $3.1 million, $35.8 million, and $47.4 million for the years ended December 31, 2008, 2007, 2006, respectively. In February 2009, AWCC completed its public offering of $75.0 million of 8.25% senior notes with a maturity date of 2038. The net proceeds of the offering were used to repay short-term debt incurred to fund capital expenditures and general working capital purposes.

In May 2008, AWCC issued senior notes through private placement offerings totaling $200.0 million. Interest rates ranged from 6.25% to 6.55%, and maturities ranged from 2018 to 2023. On May 13, 2008, we received a cash equity contribution from RWE of $245.0 million. In November 2008, AWCC issued $75.0 million of 10% senior notes with a maturity date of 2038 through a public offering. Proceeds from the $275.0 million in debt offerings and the $245.0 million in cash equity contribution were used to repay short-term debt incurred to fund capital expenditures and general working capital purposes.

AWCC issued senior notes through private placement offerings totaling $2,117.0 million during 2007. Interest rates ranged from 5.39% to 6.59% and maturities ranged from seven years to 30 years. RWE made equity contributions to the Company amounting to $1,067.1 million and $1,194.5 million during 2007 and 2006, respectively. The Company used the equity contributions and proceeds from the senior notes to offset loans payable to RWE, to repay outstanding commercial paper and for other corporate purposes.

Additionally, during September 2007, AWCC issued $1,750.0 million of RWE redemption notes to RWE. The RWE redemption notes bear interest monthly at the one-month London Interbank Offered Rate, which we refer to as LIBOR, plus 22.5 basis points and mature on the earliest of the following to occur (a) March 20, 2009, (b) the date on which the Company and RWE mutually agree to terminate the notes with all accrued and unpaid interest and principal becoming immediately due and payable in full, or (c) the date on which RWE no longer owns more than 80% of the voting rights of the Company. The Company used the proceeds from the RWE redemption notes to redeem $1,750.0 million of its 5.9% mandatory redeemable preferred stock held by RWE.

During October 2007, AWCC issued $750.0 million in new senior notes with a term of 10 years and a fixed interest rate of 6.085% and $750.0 million in new senior notes with a term of 30 years and a fixed interest rate of 6.593%. AWCC used the proceeds to fund the redemption of $1,286.0 million aggregate principal amount of RWE redemption notes and $206.0 million (including after tax gains of $2.2 million, net of $1.4 million of tax) aggregate principal amount of RWE notes. In the second quarter of 2008, the Company completed an offer to exchange fully registered 6.085% Senior Notes due 2017 and fully registered 6.593% Senior Notes due 2037 for all of its outstanding unregistered notes of the same series. The Company did not receive any proceeds from the exchange offer, nor did the Company’s debt level change as a result of the exchange offer. The terms of the registered notes and the unregistered notes are substantially identical in all material respects. In December 2007, we used the net proceeds from the issuance of approximately $415.0 million of commercial paper and $49.0 million of excess cash to fund the repayment of approximately $464.0 million of RWE redemption notes.

Our board of directors has adopted a dividend policy to distribute to our stockholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Our policy is to distribute 50% to 70% of our net income annually. We expect that dividends will be paid every March, June, September and December of each fiscal year to holders of record approximately 15 days prior to the distribution date. Since the dividends on our common stock will not be cumulative, only declared dividends will be paid. For 2008, we paid a dividend of $0.20 per share on September 2, 2008 and December 1, 2008. There were no dividend payments made for 2007. Subject to applicable law and the discretion of our board of directors, we will pay cash dividends of approximately $0.20 per share per quarter in 2009, to be paid approximately 60 days after the end of each fiscal quarter. The quarterly and annual average aggregate dividend amounts for the four quarters would be $34.3 million, and $137.1 million annually. The aggregate dividend amounts are based upon the estimated average 171.3 million shares outstanding during the next four quarters. Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Although we believe we will have sufficient net profits or surplus to pay dividends at the anticipated levels during the next four quarters, our board of directors will seek periodically to assure itself of this before actually declaring any dividends. In future periods, our board of directors may seek opinions from outside valuation firms to the effect that our solvency or assets are sufficient to allow payment of dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to pay dividends.

On February 6, 2009, our board of directors declared a quarterly cash dividend payment of $0.20 per share payable on March 2, 2009 to all shareholders of record as of February 18, 2009.

The following long-term debt was issued in 2008:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
American Water Capital Corp	Senior notes	6.25%	2018	$110,000
American Water Capital Corp	Senior notes	6.55%	2023	90,000
American Water Capital Corp	Senior notes	10.00%	2038	75,000
Other subsidiaries	State financing authority loans and other	1.00%-1.39%	2024-2025	4,941

Total issuances				$279,941

The following long-term debt and preferred stock with mandatory redemption requirements were repurchased or retired through optional redemption or payment at maturity during 2008:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
Long-term debt:
American Water Capital Corp	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries	Senior notes-floating rate	6.48%-10.00%	2021-2032	144,725
Other subsidiaries	Subsidiary fixed rate bonds and notes	5.05%-9.35%	2008-2029	61,065
Other subsidiaries	State financing authority loans and other	0.00%-9.87%	2008-2034	10,389

Preferred stock with mandatory redemption requirements:
Other subsidiaries		4.60%-6.00%	2013-2019	218

Total retirements & redemptions				$244,397

The following long-term debt was issued in 2007:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
American Water Capital Corp	RWE notes-variable rate	5.72%	2009	$1,750,000
American Water Capital Corp	Senior notes	5.39%-6.59%	2018-2037	2,117,000
Other subsidiaries	State financing authority loans and miscellaneous	1.00%-1.62%	2013-2025	2,109

Total issuances				$3,869,109

In 2007, in connection with the acquisition of S.J. Services Inc, we assumed $3.5 million of long-term debt consisting of senior notes and state financing authority loans with interest rates ranging from 0.00% to 9.10% and maturities ranging from 2008 to 2025.

The following debt and preferred stock with mandatory redemption requirements were retired through extinguishments, optional redemption or payment at maturity in 2007:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
Long-term debt:
American Water Capital Corp	Senior notes-fixed rate	6.87%	2011	$28,000
American Water Capital Corp	RWE notes-fixed rate	4.00%-6.05%	2007-2034	465,300
American Water Capital Corp	RWE redemption notes-fixed rate	5.72%	2009	1,750,000
Various Subsidiaries	Senior notes-fixed rate	7.25%-8.75%	2007-2028	101,531
Various Subsidiaries	Miscellaneous	0%-10.06%	2007-2034	114,340

Preferred stock with mandatory redemption requirements
American Water Works Company, Inc.	RWE preferred stock-fixed rate	5.90%	2012	$1,750,000
Various Subsidiaries		4.60%-8.88%	2007-2019	388

Total extinguishments, retirements & redemptions				$4,209,559

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheets.

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Revolving credit line	$437,000	$—
Commercial paper, net of discount	—	169,267
Book-overdraft	42,010	42,198
Lines of credit	—	9,049

Total short-term debt	$479,010	$220,514

AWCC has entered into a $10.0 million committed revolving line of credit with PNC Bank, N.A. This line of credit will terminate on December 31, 2009 unless extended and is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of PNC Bank, N.A. or the applicable LIBOR for the term selected plus 200 basis points. In addition, there is a fee of 25 basis points charged quarterly on the portion of the commitment that is undrawn. As of February 23, 2009, December 31, 2008 and December 31, 2007 there was $0.8 million, $0.0 million and $ 9.0 million, respectively, outstanding under this revolving line of credit. If this line of credit were not extended beyond its current maturity date of December 31, 2009, AWCC would continue to have access to its $840.0 million unsecured revolving credit facility described below.

AWCC, our finance subsidiary, has entered into an $840 million senior unsecured credit facility syndicated among the following group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent.

Bank	Commitment Amount Through September 15, 2012	Commitment Amount Through September 15, 2013
	(in thousands)
JPMorgan Chase Bank, N.A.	$115,000	$0
Citibank, N.A.	115,000	115,000
Citizens Bank of Pennsylvania	80,000	80,000
Credit Suisse, Cayman Islands Branch	80,000	80,000
William Street Commitment Corporation	80,000	80,000
Merrill Lynch Bank USA	80,000	80,000
Morgan Stanley Bank	80,000	80,000
UBS Loan Finance LLC	80,000	80,000
National City Bank	50,000	50,000
PNC Bank, National Association	40,000	40,000
The Bank of New York Mellon	40,000	0

	$840,000	$685,000

This revolving credit facility, which was originally scheduled to terminate on September 15, 2011, is principally used to support the commercial paper program at AWCC and to provide up to $150.0 million in letters of credit. On September 14, 2007, this revolving credit facility was extended for an additional year by the facility bank group, making the new termination date September 15, 2012. On September 15, 2008, a majority of the banks agreed to further extend $685.0 million of commitments under this revolving credit facility to September 15, 2013. On December 18, 2008 The Bank of New York Mellon joined the credit facility syndicate with a commitment amount of $40.0 million through September 15, 2012. If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment, however, the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will replace a defaulting lender. AWCC had $345.0 million of outstanding borrowings and $43.9 million of outstanding letters of credit under this credit facility as of February 23, 2009. As of February 23, 2009, AWCC had $178.5 million of commercial paper outstanding.

On December 31, 2008 and December 31, 2007, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper:

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)
December 31, 2008	$850,000	$369,097	$150,000	$106,097	$0	$437,000
December 31, 2007	$810,000	$711,611	$150,000	$60,659	$169,267	$0

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. On December 31, 2008, our ratio was 0.56 and therefore we were in compliance with the ratio.

The weighted average interest rate on short-term borrowings for the year ended December 31, 2008 and December 31, 2007 was approximately 3.51% and 5.49%, respectively.

On December 17, 2008, we filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to a proposed follow-on public offering of our common stock. The proposed offering would include $300 million secondary offering by the selling stockholder, a subsidiary of RWE AG, with the proceeds going to RWE and concurrently, a $300 million primary offering by us will occur with proceeds used to redeem short-term debt. There are no assurances that this transaction will occur in 2009. If we are unable to complete this transaction in 2009 or secure additional long-term financing, we could reach our maximum limits on our short-term borrowing facilities.

Capital Structure

Our capital structure was as follows:

	At December 31, 2008	At December 31, 2007	At December 31, 2006
Common stockholder equity and preferred stock without mandatory redemption rights	44%	48%	40%
Long-term debt and redeemable preferred stock at redemption value	49%	49%	50%
Short-term debt and current portion of long-term debt	7%	3%	10%

	100%	100%	100%

The changes to our capital resource mix during 2008, 2007 and 2006 were accomplished through the various financing activities noted above in “Cash from Financing Activities”. The capital structure at December 31, 2008 more closely reflects our expected future capital structure.

As a condition to some PUC approvals of the RWE Divestiture, we agreed to maintain a capital structure with a minimum of 45% common equity at the time of the consummation of our initial public offering on April 28, 2008. As a result of the impairment charges recorded for the three months ended March 31, 2008, our capital structure did not meet this minimum requirement and we received a cash equity contribution from RWE of $245.0 million on May 1, 2008. This cash was used to repay $243.4 million of short-term debt. Contributions from RWE were $1,067.1 million for the year ended December 31, 2007. RWE is not obligated to make any additional capital contributions.

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our covenants as of December 31, 2008. See “Risk Factors—Risks Related to Our Industry and Business—Our failure to comply with restrictive covenants under our credit facilities could trigger repayment obligations.” Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets. Certain long term notes required the company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. In addition, the Company has $1,104.9 million of notes which include the right to redeem the notes in whole or in part from time to time subject to certain restrictions.

Security Ratings

Our access to the capital markets, including the commercial paper market, and their respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of December 31, 2008:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

On June 19, 2008, Standard & Poor’s Ratings Services, which we refer to as S&P, downgraded the senior unsecured issuer rating of AWCC to “BBB+” (stable outlook) from “A-” (negative outlook). In addition, S&P assigned a “BBB+” corporate credit rating to American Water and affirmed AWCC’s “A-2” short-term rating. On November 14, 2008, S&P affirmed its “BBB+” corporate credit rating on AWCC and American Water. On January 16, 2009, S&P assigned its “BBB+” unsecured debt rating to AWCC $75.0 million senior unsecured monthly notes due December 1, 2038.

On August 28, 2007, Moody’s Investors Service, which we refer to as Moody’s, placed both the long-term and short-term ratings of AWCC on review for possible downgrade. On October 12, 2007, Moody’s downgraded the senior unsecured issuer rating of AWCC to “Baa2” from “Baa1.” In addition, Moody’s assigned a “Baa2” senior unsecured issuer rating to American Water and affirmed AWCC’s “P-2” short-term rating. The rating outlook for both American Water and AWCC is stable.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon our ability to generate cash flows from financing and operating activities in an amount sufficient to service our debt and meet our investment plans. We can provide no assurances that our ability to generate cash flow is sufficient to maintain our existing ratings.

None of our borrowings are subject to default or prepayment as a result of the downgrading of these security ratings, although such a downgrading could increase fees and interest charges under our credit facilities.

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on its net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the Company’s situation at the time of the demand. If we can reasonably claim that we are willing and financially able to perform our obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient. We do not expect to post any collateral which will have a material adverse impact on the Company’s results of operation, financial position or cash flows.

Recent Market Conditions

The Company believes it has sufficient liquidity despite the current disruption of the capital and credit markets. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and credit facilities with $850.0 million in aggregate total commitment from a diversified group of banks and we had $281.8 million available as of February 23, 2009. The Company closely monitors the financial condition of the financial institutions associated with its credit facilities.

The Company’s retirement trust assets are exposed to the market prices of debt and equity securities. Changes to the retirement trust asset value can impact the Company’s pension and other benefits expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover pension and other benefit costs through rates. In addition, pension and other benefits liabilities decrease as fixed income asset values decrease (fixed income yields rise) since the rate at which we discount pension and other retirement trust asset future obligations is highly correlated to fixed income yields. During 2008 the market value of our pension and postretirement benefit trust assets declined by $171.9 million. The Company performed an asset/liability study on its pension and postretirement benefit trust assets, and changed the asset allocation from 60% equities and 40% fixed income to 70% equities and 30% fixed income. This new investment allocation was implemented in December 2008. Additionally a reduction in fixed income yields (rate used to discount obligations) at the end of 2008 caused an increase to pension and postretirement benefit liabilities. The reduction of asset values combined with an increase in pension and postretirement benefit liabilities will constitute an increase to pension and postretirement benefit costs (net of capitalized amounts) of approximately $32.0 million during 2009 compared to 2008.

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

As of December 31, 2008, the Company had issued, through its subsidiaries, $120.3 million of variable rate demand bonds, which are periodically remarketed. We can provide no assurances that the bonds will be remarketed successfully or at reasonable interest rates. Bonds totaling $24.9 million are issued by Illinois American Water, bonds totaling $8.6 million are issued by Arizona American Water and the remaining $86.9 million of bonds are issued by AWCC. During the months of January and February 2009, AWCC purchased its variable rate demand bonds because no buyer was willing to purchase the bonds at market rates. Although buyers periodically purchased the bonds from AWCC at market rates during January and February 2009, AWCC holds all $120.3 million in treasury at February 23, 2009. Since the debt has been remarketed for periods no longer than one week and the Company cannot be certain remarketing will be successful, the debt is included in current portion of long-term debt at December 31, 2008.

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

Regulatory Restrictions

The issuance by the Company or AWCC of long-term debt or equity securities does not require authorization of any state PUC if no guarantee or pledge of the regulated subsidiaries is utilized. However, state PUC authorization is required to issue long-term debt or equity securities at most regulated subsidiaries. Our regulated subsidiaries normally obtain the required approvals on a periodic basis to cover their anticipated financing needs for a period of time or in connection with a specific financing.

Under applicable law, our subsidiaries can pay dividends only from retained, undistributed or current earnings. A significant loss recorded at a subsidiary may limit the dividends that these companies can distribute to us.

Insurance Coverage

We carry various property, casualty and financial insurance policies with limits, deductibles and exclusions consistent with industry standards. However, insurance coverage may not be adequate or available to cover unanticipated losses or claims. We are self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on our short-term and long-term financial condition and the results of operations and cash flows.

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of business. These financial obligations, as of December 31, 2008, are set forth in the table below:

Contractual obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)
Long-term debt obligations(a)	$4,733,980	$175,433	$78,940	$140,846	$4,338,761
Interest on long-term debt(b)	4,894,864	287,323	563,954	557,060	3,486,527
Capital lease obligations(c)	1,829	171	408	359	891
Interest on capital lease obligations(d)	1,761	191	328	254	988
Operating lease obligations(e)	235,013	32,342	50,787	28,980	122,904
Purchase water obligations(f)	761,823	44,938	92,583	90,667	533,635
Other purchase obligations(g)	92,305	92,305	—	—	—
Postretirement benefit plans’ obligations(h)	195,036	41,636	80,700	72,700	—
Pension ERISA minimum funding requirement(h)	473,100	84,200	176,500	212,400	—
Preferred stocks with mandatory redemption requirements	24,425	218	636	3,456	20,115
Interest on preferred stocks with mandatory redemption requirements	28,008	2,036	4,039	3,841	18,092
Other obligations(i)	941,005	246,620	135,021	71,928	487,436

Total	$12,383,149	$1,007,413	$1,183,896	$1,182,491	$9,009,349

Note: The above table reflects only financial obligations and commitments. Therefore, performance obligations associated with our Non-Regulated Businesses are not included in the above amounts.

(a)	Represents sinking fund obligations and debt maturities.
(b)	Represents expected interest payments on outstanding long-term debt. Amounts reported may differ from actual due to future refinancing of debt.
(c)	Represents future minimum payments under noncancelable capital leases.
(d)	Represents expected interest payments on noncancelable capital leases.
(e)	Represents future minimum payments under noncancelable operating leases, primarily for the lease of motor vehicles, buildings, land and other equipment.
(f)	Represents future payments under water purchase agreements for minimum quantities of water.
(g)	Represents the open purchase orders as of December 31, 2008, for goods and services purchased in the ordinary course of business.
(h)	Represents contributions expected to be made to pension and postretirement benefit plans for the years 2009 through 2013.
(i)	Represents capital expenditures estimated to be required under legal and binding contractual obligations, liability associated with a conservation agreement and an estimate of advances for construction to be refunded.

Public-Private Partnerships

From 1997 through 2002, WVAWC, entered into a series of agreements with various public entities, which we refer to as the Partners, to establish certain joint ventures, commonly referred to as “public-private partnerships.” Under the public-private partnerships, the WVAWC constructed utility plant, financed by the WVAWC, and the Partners constructed utility plant (connected to the WVAWC’s property), financed by the

Partners. WVAWC agreed to transfer and convey some of its real and personal property to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”), issued by the Partners under a state Industrial Development Bond and Commercial Development Act. WVAWC leased back the total facilities, including portions funded by both WVAWC and the Partners, under leases for a period of 40 years.

WVAWC leased back the transferred facilities under capital leases for a period of 40 years. The leases have payments that approximate the payments required by the terms of the IDBs. In accordance with Financial Accounting Standards Board Interpretation Number 39, Offsetting of Amounts Related to Certain Contracts, we have presented the transaction on a net basis in the consolidated financial statements. The carrying value of the transferred facilities was approximately $161.0 million at December 31, 2008.

Non-Regulated Businesses Performance Obligations

Our Non-Regulated Businesses Contract Operations Group enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. These military services agreements expire between 2053 and 2059 and have remaining performance of $1,185.0 million at December 31, 2008. The Operations and Maintenance agreements with municipalities and other customers expire between 2009 and 2038 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,103.8 million and $1,178.8 million at December 31, 2008 and 2007, respectively. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of the facilities, in exchange for an annual fee.

Included in the military services performance commitment at December 31, 2008 are Contracts Operations Group was awarded during September 2008 for operation and maintenance of the water and wastewater systems at Army installations at Fort Hood, Texas and Fort Polk, Louisiana. According to the agreements, the awards of the contracts are estimated at approximately $329.0 million and $348.0 million, respectively, over a 50-year period as measured by gross contract revenue subject to price redeterminations and customary federal contracting termination provisions. Federal contract price redetermination is a mechanism to periodically adjust the service fee in subsequent periods to reflect changes in contract obligations and market conditions.

Critical Accounting Policies and Estimates

The application of critical accounting policies is particularly important to our financial condition and results of operations and provides a framework for management to make significant estimates, assumptions and other judgments. Although our management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain. Accordingly, changes in the estimates, assumptions and other judgments applied to these accounting policies could have a significant impact on our financial condition and results of operations as reflected in our consolidated financial statements.

Our financial condition, results of operations and cash flow are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. Management believes that the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods. Our management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with our audit committee. In addition, our management has also reviewed the following disclosures regarding the application of these critical accounting policies with the audit committee.

Regulatory Accounting

Our regulated utility subsidiaries are subject to regulation by state PUCs and the local governments of the states in which they operate. As such, we account for these regulated operations in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” which we refer to as SFAS No. 71, which requires us to reflect the effects of rate regulation in our financial statements. Use of SFAS No. 71 is applicable to utility operations that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. As of December 31, 2008, we had concluded that the operations of our regulated subsidiaries meet the criteria. If it is concluded in a future period that a separable portion of the businesses no longer meets the criteria, we are required to eliminate the financial statement effects of regulation for that part of the business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in the consolidated financial statements. Failure to meet the criteria of SFAS No. 71 could materially impact our consolidated financial statements as a one-time extraordinary item and through impacts on continuing operations.

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow for recovery through rates charged to customers. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred. As of December 31, 2008, we have recorded $919.7 million of net regulatory assets within our consolidated financial statements. Also, at December 31, 2008, we had recorded $307.3 million of regulatory liabilities within our consolidated financial statements. See Note 7 of the Notes to Consolidated Financial Statements for further information regarding the significant regulatory assets.

For each regulatory jurisdiction where we conduct business, we continually assess whether the regulatory assets and liabilities continue to meet the criteria for probable future recovery or settlement. This assessment includes consideration of factors such as changes in applicable regulatory environments, recent rate orders to other regulated entities in the same jurisdiction, the status of any pending or potential deregulation legislation and the ability to recover costs through regulated rates.

Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. At December 31, 2008, the Company’s goodwill was $1,699.5 million. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) in accordance with SFAS No. 142. The step 1 calculation used to identify potential impairment compares the calculated fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than such reporting unit’s carrying value, then step 2 is performed to measure the amount of the impairment loss (if any) for such reporting unit.

The step 2 calculation of the impairment test compares, by reporting unit, the implied fair value of the goodwill to the carrying value of goodwill. The implied fair value of goodwill is equal to the excess of the fair value of each reporting unit above the fair value of such reporting unit’s identified assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for any reporting unit, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit.

The determination of the fair value of each reporting unit and the fair value of each reporting unit’s assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

For the November 30, 2008 impairment test, the estimated fair value of the regulated reporting unit for step 1 was based on a combination of the following valuation techniques:

•	observable trading prices of comparable equity securities of publicly-traded water utilities considered by us to be the Company’s peers; and

•	discounted cash flow models developed from the Company’s internal forecasts.

The estimated fair values of the non-regulated reporting units were determined entirely on the basis of discounted cash flow models.

The first valuation technique applies average peer multiples to the Regulated reporting unit’s historic and forecasted cash flows. The peer multiples are calculated using the average trading prices of comparable equity securities of publicly-traded water utilities, their published cash flows and forecasts of market price and cash flows for those peers.

The second valuation technique forecasts each reporting unit’s five-year cash flows using an estimated long-term growth rate and discounts these cash flows at their respective estimated weighted average cost of capital.

If step 2 of the impairment test is required, the Company determines the fair value of the applicable reporting unit’s assets and liabilities. The fair values for the majority of such assets and liabilities are equal to their carrying values; however, the fair values of the applicable debt are highly dependent upon market conditions surrounding the measurement date. For the step 2 calculations of the fair value of debt, the Company uses observable prices of instruments and indices that have risks similar to those instruments being valued, adjusted to compensate for differences in credit profile, collateral, tax treatment and call features, to calculate the fair value of each reporting unit’s debt.

The Company has completed its November 30, 2008 annual impairment review and does not believe that the Company’s goodwill balance was impaired. However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums and the overhang effect. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

In making the determination, we considered both qualitative and quantitative factors, including the effect of the recent volatility in the equity and debt markets on the Company’s market capitalization. As such, the Company believes that the current valuation technique is more appropriate than solely relying on the current trading market value of the Company’s common stock.

In reaching our conclusion, we also made certain assumptions, which we believe to be appropriate, that support the fair value of our reporting units. We considered, in addition to the listed trading price of the Company’s shares, the effect on that price due to RWE’s majority ownership, the effect of RWE’s expected disposition of its owned Company shares on the market for those shares, the applicability of a control premium to our shares and certain other factors we deemed appropriate. As a result, we concluded that the Company’s fair value exceeds what we might otherwise have concluded had we relied on market price alone.

In addition, given recent market conditions, management determined that it was appropriate for the Company to consider the average of the Company’s closing market price over a thirty day period rather than using a particular date to calculate its market capitalization. The Company’s calculated market capitalization within its 2008 impairment test period was approximately $940.0 million below the aggregate carrying value of its reporting units.

The difference between our calculated market capitalization and the aggregate fair value of our reporting units (which approximates book value) resulted from the estimated control premium and the estimated impact to the Company’s market capitalization from the overhang created by RWE’s announced plans to divest a substantial portion of its ownership through further public offerings of stock.

The estimated control premium represents the incremental premium a buyer is willing to pay to acquire a controlling, majority interest in the Company. In estimating the control premium, management principally considered the current market conditions and historical premiums paid in utility acquisitions observed in the marketplace.

The estimated stock overhang represents the impact on the Company’s share price that we believe results from investor concerns over market price dilution due to the anticipated increase in the number of the Company’s publicly traded shares caused by the anticipated RWE sale of the Company’s stock. As a condition of certain state regulator approvals for RWE’s sale of the Company, RWE had agreed to sell 100% of its holdings of Company stock by April 2010 and previously announced its intentions to reduce its interest to below 50% prior to the end of 2008. Management estimated the impact of this overhang condition using reports from multiple analysts covering the Company’s stock and other available market information.

The determination of our estimated fair value required the exercise of judgment and is highly sensitive to our assumptions. Our estimated fair values approximate the carrying value of reporting units leaving little estimated value in excess of the required threshold of the step 1 test. Had the fair value been less than the carrying value of the reporting units, differences between the carrying value and fair value of our long-term debt (which is not taken into account in step 1 but is required in step 2) would have increased any impairment charge indicated by step 1 by an estimated $300 million, due to accounting guidance that must be followed to measure the implied fair value of goodwill.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment charges for goodwill, including discontinued operations, in the amount of $750.0 million, $509.3 million and $227.8 million, respectively.

As of March 31, 2008, in light of the initial public offering price and trading levels in our common stock subsequent to the date of the initial public offering, the Company performed an interim impairment test and, on May 9, 2008, management concluded that the carrying value of the Company’s goodwill was impaired. The Company believed that the initial public offering price was indicative of the value of the Company at March 31, 2008, and accordingly, based on those factors recorded an impairment charge to the goodwill of its Regulated reporting unit in the amount of $750.0 million as of March 31, 2008. The impairment charge was primarily attributed to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than the estimate of the initial public offering price used during the 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased market interest rates). As a result of the impairment charge, RWE Aqua Holdings GmbH (a wholly-owned subsidiary of RWE) transferred $245.0 million to the Company on May 13, 2008. This cash was used to reduce short-term debt. RWE is not obligated to make any additional capital contributions.

During the third quarter of 2007, as a result of the Company’s debt being placed on review for a possible downgrade and the proposed sale of a portion of the Company in the initial public offering, management determined at that time it was appropriate to update its valuation analysis before the next scheduled annual test. Based on this assessment, the Company performed an interim impairment test and recorded an impairment charge to goodwill related to its Regulated reporting unit in the amount of $243.3 million as of September 30, 2007. The decline was primarily due to a slightly lower long-term earnings forecast caused by updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery.

The Company completed its scheduled annual impairment test in the fourth quarter of 2007 and determined that an impairment had occurred based upon information regarding the Company’s market value in connection with the initial public offering. Management determined that the indicative fair value of the Company based on estimates of the initial public offering price range was the best evidence of the Company’s market value and incorporated this indicated market value into the Company’s valuation methodology, which also considered other items, such as peer multiples, discounted cash flows and a control premium. Based on the results of the impairment test, an impairment of $266.0 million to the Company’s carrying value was recognized as of December 31, 2007.

The 2006 impairment charge of $227.8 million was attributable to higher interest rates in the Regulated reporting unit and a change in the potential net realizable value of a non-regulated reporting unit.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill which is discussed above, include land, buildings, equipment and long-term investments. Long-lived assets, other than investments and land are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include items such as a significant decrease in the market price of a long-lived asset, a significant adverse change in the manner in which the asset is being used or planned to be used or in its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, we estimate the fair value of the asset from future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets, and compare that to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value. The key variables that must be estimated include assumptions regarding sales volume, rates, operating costs, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus, could have a significant effect on the consolidated financial statements.

The long-lived assets of the regulated utility subsidiaries are grouped on a separate entity basis for impairment testing as they are integrated state-wide operations that do not have the option to curtail service and generally have uniform tariffs. A regulatory asset is charged to earnings if and when future recovery in rates of that asset is no longer probable.

The fair values of long-term investments are dependent on the financial performance and solvency of the entities in which we invest, as well as volatility inherent in the external markets. In assessing potential impairment for these investments, we consider these factors. If such assets are considered impaired, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value. As a result of fair value analyses, we recorded pre-tax charge of $0 for the years ended December 31, 2008 and 2007, respectively, and $0.8 million for the year ended December 31, 2006.

Revenue Recognition

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are delivered to customers and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the latest meter reading to the end of the accounting period. Unbilled revenues as of December 31, 2008 and 2007 were $134.2 million and $134.3 million, respectively. Increases in volumes delivered to the utilities’ customers and favorable rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the estimated unbilled revenue; however, since the majority of our customers are billed on a monthly basis, total operating revenues would remain materially unchanged.

Revenue from non-regulated operations is recognized as services are rendered. Revenues from certain construction projects are recognized over the contract term based on the estimated percentage of completion during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenue. Billings in excess of revenues recognized on construction contracts are recorded as other current liabilities on the balance sheet until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined.

Accounting for Income Taxes

The parent company and its subsidiaries participate in a consolidated federal income tax return for United States tax purposes. Members of the consolidated group are charged with the amount of federal income tax expense determined as if they filed separate returns.

Certain income and expense items are accounted for in different time periods for financial reporting than for income tax reporting purposes. The Company provides deferred income taxes on the difference between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements. These deferred income taxes are based on the enacted tax rates expected to be in effect when these temporary differences are projected to reverse. In addition, the regulated utility subsidiaries recognize regulatory assets and liabilities for the effect on revenues expected to be realized as the tax effects of temporary differences, previously flowed through to customers, reverse.

Accounting for Pension and Postretirement Benefits

We maintain noncontributory defined benefit pension plans covering eligible employees of our regulated utility and shared service operations. The pension plans have been closed for any employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 will be provided with a 5.25% of base pay defined contribution plan. We also maintain postretirement benefit plans for eligible retirees. The retiree welfare plans are closed for union employees hired on or after January 1, 2006. The plans had previously closed for non-union employees hired on or after January 1, 2002. We follow the guidance of SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for these benefits. In addition, we adopted the recognition and disclosure requirements of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006. See Note 15 of the Notes to Consolidated Financial Statements for further information regarding the accounting for the defined benefit pension plans and postretirement benefit plans.

Accounting for pensions and other postretirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover and medical costs. Each assumption is reviewed annually. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of pension and other postretirement benefit expense that the Company recognizes. The primary assumptions are:

•

Discount Rate—The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due;

•

Expected Return on Plan Assets—Management projects the future return on plan assets considering prior performance, but primarily based upon the plans’ mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs we record currently;

•	Rate of Compensation Increase—Management projects employees’ annual pay increases, which are used to project employees’ pension benefits at retirement; and

•	Health Care Cost Trend Rate—Management projects the expected increases in the cost of health care.

In selecting a discount rate for our pension and postretirement benefit plans, a yield curve was developed for a portfolio containing the majority of United States-issued Aa-graded non-callable (or callable with make-whole provisions) corporate bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 6.12% and 6.27% at December 31, 2008 and 2007 respectively. The discount rate for determining other post-retirement benefit obligations was 6.09% and 6.20% at December 31, 2008 and 2007 respectively. The discount rate for determining both the pension obligations and other postretirement benefit obligations was 5.90% at December 31, 2006.

The asset allocation for the Company’s U.S. pension plan at December 31, 2008 and 2007 by asset category, are as follows:

	Target Allocation 2008	Percentage of Plan Assets At December 31,
Asset category		2008	2007
Equity securities	70%	70%	60%
Fixed income	30%	30%	40%

Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The Company’s other postretirement benefit plans are partially funded. The asset allocation for the Company’s other postretirement benefit plans at December 31, 2008 and 2007, by asset category, are as follows:

Asset category	Target Allocation 2008	Percentage of Plan Assets At December 31,
		2008	2007
Equity securities	70%	70%	61%
Fixed income	30%	30%	39%

Total	100%	100%	100%

The Company’s investment policy, and related target asset allocation, is evaluated periodically through asset liability studies. The studies consider projected cash flows of maturity liabilities, projected asset class return risk, and correlation and risk tolerance.

The pension and postretirement welfare plan trusts investments include debt and equity securities held directly and through commingled funds. The trustee for the Company’s defined benefit pension and post retirement welfare plans uses independent valuation firms to calculate the fair value of plan assets. Additionally, the company independently verifies the assets values. Approximately 87.2% of the assets are valued using the quoted market price for the assets in an active market at the measurement date. The remaining 12.8% of the assets are valued using other observable inputs.

In selecting an expected return on plan assets, we considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term expected rate of return on plan assets, which we refer to as EROA, assumption used in calculating pension cost was 7.90% for 2008, 8.00% for 2007, and 8.25% for 2006. The weighted average EROA assumption used in calculating other postretirement benefit costs was 7.75% for 2008, 7.38% for 2007, and 7.95% for 2006.

In selecting a rate of compensation increase, we consider past experience in light of movements in inflation rates. Our rate of compensation increase was 4.00% for 2008, and 4.25% for 2007 and 2006.

In selecting health care cost trend rates, we consider past performance and forecasts of increases in health care costs. Our health care cost trend rate used to calculate the periodic cost was 8.00% in 2008 gradually declining to 5% in 2014 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation at December 31, 2008	Impact on 2008 Total Service and Interest Cost Components
	($ in thousands)
Increase assumed health care cost trend by 1%	$59,525	$6,226
Decrease assumed health care cost trend by 1%	$(49,853)	$(5,100)

We will use a discount rate and EROA of 6.12% and 7.90%, respectively, for estimating our 2009 pension costs. Additionally, we will use a discount rate and expected return on plan assets of 6.09% and 7.60%, respectively, for estimating our 2009 other postretirement benefit costs. A decrease in the discount rate or the EROA would increases our pension expense. Our 2008 and 2007 pension and postretirement costs were $51.4 million and $44.9 million, respectively. Based on current plan assets and expected future asset returns, the Company currently estimates the increase to pension and postretirement expense (net of capitalized amounts) in 2009 to be approximately $32 million, pretax. It is the Company’s intent to work with PUCs in the states in which it operates to minimize the impact of such increases on its results of operations. The Company currently expects to make pension and postretirement benefit contributions to the plan trusts of $125.2 million, $132.5 million, $124.7 million, $161.9 million and $123.2 million in 2009, 2010, 2011, 2012 and 2013 respectively. Actual amounts contributed could change significantly from these estimates.

The assumptions are reviewed annually and at any interim remeasurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. As these assumptions change from period to period, recorded pension and postretirement benefit amounts and funding requirements could also change.

Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”). Emerging Issues Task Force (“EITF”) No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). This pronouncement amends EITF 99-20. “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” (EITF 99-20), to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-21-1 also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and is required to be applied prospectively. The adoption of FSP EITF 99-20-1 did not have an impact on the Company’s results of operations, financial position or cash flows.

In December 2008, the FASB issued FAS No. 132(R)-1, “Employers” Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for the Registrants as of December 31, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have an impact on the Company’s results of operations, financial position or cash flows.

On October 10, 2008, FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When a Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of Statement of Financial accounting Standards No. 157, “Fair Value Measurements” (SFAS 157”) in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods of which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have an impact on the Company’s results of operations, financial position or cash flows.

In February 2008, the FASB issued FASB Staff Position SFAS 157-2 which allows a one-year deferral of the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities (such as intangible assets, property, plant and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment). The Company elected to use this deferral option and accordingly, only partially adopted SFAS 157 on January 1, 2008. SFAS 157 will be adopted for the Company’s nonfinancial assets and liabilities valued on a non-recurring basis on January 1, 2009.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which we refer to as SFAS 157. SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. On January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, and nonfinancial assets and liabilities with recurring measurements. The Company’s assets and liabilities measured at fair value on a recurring basis during the period were cash and cash equivalents, restricted funds and short-term debt. These assets and liabilities were measured at fair value on the balance sheet date using quoted prices in active markets (level 1 inputs, as defined by SFAS 157). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material effect on the Company’s results of operations, financial position or cash flows. The Company measured the assets of its defined benefit pension and other postretirement welfare plans pursuant to SFAS 157 as of December 31, 2008. The Company does not believe the adoption of SFAS 157 for the Company’s nonfinancial assets and liabilities will have an impact on its results of operations, financial position or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” which we refer to as SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective for us on January 1, 2009. We do not believe this standard will have an impact on our results of operations, financial position and cash flows.

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” which we refer to as SFAS 141(R). SFAS 141(R), which will significantly change the accounting for business combinations, is effective for business combinations finalized on or after January 1, 2009. As the provisions of SFAS 141(R) are applied prospectively to business combinations for which the acquisition date occurs after the guidance becomes effective, the impact to the Company cannot be determined until the transactions occur. In December 2008, the Company expensed transaction costs of approximately $0.9 million for acquisitions that will not close until after January 1, 2009 and will not be capitalized as goodwill under the provisions of SFAS 141(R).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (“ SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for years beginning January 1, 2008. The Company has not elected to exercise the fair value irrevocable option. Therefore, the adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which we refer to as SFAS 158. This statement requires the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and transition obligations and assets that have not been recognized in net periodic benefit cost under previous accounting standards will be recognized as a regulatory asset for the portion of the underfunded liability that meets the recovery criteria prescribed in SFAS 71 and as accumulated other comprehensive income, net of tax effects, for that portion of the underfunded liability that does not meet SFAS 71 regulatory accounting criteria. We adopted the recognition and disclosure requirements of the statement on December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which we refer to as SAB 108. SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 was effective for the fiscal year ended December 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which we refer to as FIN 48, an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is intended to address inconsistencies among entities with the measurement and recognition in accounting for income tax deductions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when we determine that it is more-likely-than-not that the tax position will be sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted it as required on January 1, 2007, and it did not have a significant effect on our results of operations or financial position.

During 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation),” which we refer to as EITF 06-3. The Task Force reached a consensus that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and that the presentation of such taxes is an accounting policy that should be disclosed. Our accounting policy is to present these taxes on a net basis (excluded from revenues).

See Note 2—Significant Accounting Policies in the notes to the audited consolidated financial statements for a discussion of new accounting standards recently adopted or pending adoption.

ITEM 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We use a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. As of December 31, 2008, a hypothetical 10% increase in interest rates associated with variable-rate debt would result in a $0.2 million decrease in our pre-tax earnings. Our risks associated with price increases for chemicals, electricity and other commodities are reduced through long-term contracts and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, cash flows and financial position.

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

We are exposed to credit risk through our water, wastewater and other water-related activities for both our Regulated and Non-Regulated Businesses. Our Regulated Businesses serve residential, commercial, industrial and municipal customers while our Non-Regulated Businesses engage in business activities with developers, government entities and other customers. Our primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the non-payment of customer account receivable balances. Our credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures such as letters of credit or prepayment arrangements. Our credit portfolio is diversified with no significant customer or industry concentrations. In addition, our Regulated Businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Water Works Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in common stockholders’ equity, of comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of American Water Works Company, Inc. and Subsidiary Companies at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2009

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $2,969,869 in 2008 and $2,776,950 in 2007	$9,991,783	$9,199,909
Nonutility property, net of accumulated depreciation of $101,287 in 2008 and $76,839 in 2007	132,145	118,052

Total property, plant and equipment	10,123,928	9,317,961

Current assets
Cash and cash equivalents	9,542	13,481
Restricted funds	454	3,258
Utility customer accounts receivable	149,198	147,640
Allowance for uncollectible accounts	(18,644)	(20,923)
Unbilled utility revenues	134,204	134,326
Non-regulated trade and other receivables, net	68,877	66,540
Federal income taxes receivable	—	23,111
Materials and supplies	28,948	27,458
Other	45,096	35,463

Total current assets	417,675	430,354

Regulatory and other long-term assets
Regulatory assets	919,654	660,992
Restricted funds	10,599	10,252
Goodwill	1,699,517	2,456,952
Other	60,445	74,816

Total regulatory and other long-term assets	2,690,215	3,203,012

TOTAL ASSETS	$13,231,818	$12,951,327

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets—(Continued)

(In thousands, except per share data)

	December 31,
	2008	2007
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 160,000 shares outstanding)	$1,600	$1,600
Paid-in capital	5,888,253	5,637,947
Accumulated deficit	(1,705,594)	(1,079,118)
Accumulated other comprehensive loss	(82,251)	(18,383)
Treasury stock	(7)	—

Common stockholders’ equity	4,102,001	4,542,046
Preferred stock without mandatory redemption requirements	4,557	4,568
Long-term debt
Long-term debt	4,624,063	4,674,837
Redeemable preferred stock at redemption value	24,150	24,296

Total capitalization	8,754,771	9,245,747

Current liabilities
Short-term debt	479,010	220,514
Current portion of long-term debt	175,822	96,455
Accounts payable	149,795	168,886
Taxes accrued, including income taxes of $6,061 in 2008 and $8,086 in 2007	52,488	56,002
Interest accrued	53,629	50,867
Other	194,016	181,765

Total current liabilities	1,104,760	774,489

Regulatory and other long-term liabilities
Advances for construction	622,227	655,375
Deferred income taxes	705,587	638,918
Deferred investment tax credits	34,023	35,361
Regulatory liabilities	307,324	266,724
Accrued pension expense	502,062	290,722
Accrued postretirement benefit expense	241,193	158,552
Other	48,456	67,052

Total regulatory and other long-term liabilities	2,460,872	2,112,704

Contributions in aid of construction	911,415	818,387
Commitments and contingencies	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$13,231,818	$12,951,327

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Operating revenues	$2,336,928	$2,214,215	$2,093,067

Operating expenses
Operation and maintenance	1,303,798	1,246,479	1,174,544
Depreciation and amortization	271,261	267,335	259,181
General taxes	199,139	183,253	185,065
(Gain) loss on sales of assets	(374)	(7,326)	79
Impairment charge	750,000	509,345	221,685

Total operating expenses, net	2,523,824	2,199,086	1,840,554

Operating income (loss)	(186,896)	15,129	252,513

Other income (deductions)
Interest, net	(285,155)	(283,165)	(365,970)
Allowance for other funds used during construction	14,497	7,759	5,980
Allowance for borrowed funds used during construction	8,171	3,449	2,652
Amortization of debt expense	(5,895)	(4,867)	(5,062)
Preferred dividends of subsidiaries	(225)	(225)	(215)
Other, net	4,909	6,401	1,164

Total other income (deductions)	(263,698)	(270,648)	(361,451)

Loss from continuing operations before income taxes	(450,594)	(255,519)	(108,938)
Provision for income taxes	111,827	86,756	46,912

Loss from continuing operations	(562,421)	(342,275)	(155,850)
Loss from discontinued operations, net of tax	—	(551)	(6,393)

Net loss	$(562,421)	$(342,826)	$(162,243)

Basic earnings per common share
Loss from continuing operations	$(3.52)	$(2.14)	$(0.97)

Loss from discontinued operations, net of tax	$—	$(0.00)	$(0.04)

Net loss	$(3.52)	$(2.14)	$(1.01)

Diluted earnings per common share
Loss from continuing operations	$(3.52)	$(2.14)	$(0.97)

Loss from discontinued operations, net of tax	$—	$(0.00)	$(0.04)

Net loss	$(3.52)	$(2.14)	$(1.01)

Average common shares outstanding during the period:
Basic	159,967	160,000	160,000

Diluted	159,967	160,000	160,000

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(562,421)	$(342,826)	$(162,243)
Adjustments
Loss on sale of discontinued businesses	—	—	1,001
Depreciation and amortization	271,261	267,335	259,181
Impairment charge	750,000	509,345	227,802
Amortization of removal costs net of salvage	41,515	38,442	34,627
Provision for deferred income taxes	95,643	41,918	34,464
Amortization of deferred investment tax credits	(1,338)	(1,510)	(1,306)
Provision for losses on utility accounts receivable	17,267	17,553	26,706
Allowance for other funds used during construction	(14,497)	(7,759)	(5,980)
(Gain) loss on sale of assets	(374)	(7,326)	79
Gain on early extinguishment of debt	—	(13,113)	(3,739)
Other, net	54,643	36,128	91,225
Changes in assets and liabilities
Receivables and unbilled utility revenues	(20,702)	(35,097)	3,094
Taxes receivable, including income taxes	23,111	(23,111)	—
Other current assets	(11,194)	(1,171)	326
Pension and non-pension post retirement benefit contributions	(105,053)	(81,245)	(81,491)
Accounts payable	2,978	6,860	7,214
Taxes accrued, including income taxes	13,460	42,430	(56,970)
Interest accrued	2,790	16,092	(18,131)
Other current liabilities	(4,920)	10,767	(32,111)

Net cash provided by operating activities	552,169	473,712	323,748

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures	(1,008,806)	(750,810)	(682,863)
Acquisitions	(12,512)	(15,877)	(12,534)
Proceeds from sale of assets and securities	12,604	16,346	3,665
Proceeds from sale of discontinued operations	—	9,660	30,151
Removal costs from property, plant and equipment retirements, net	(24,793)	(9,852)	(20,446)
Net funds (restricted) released	2,457	5,829	(9,411)
Other	(2,617)	(1,874)	—

Net cash used in investing activities	(1,033,667)	(746,578)	(691,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	279,941	3,869,109	582,498
Repayment of long-term debt	(241,500)	(2,350,725)	(637,479)
Net borrowings (repayments) under short-term debt agreements	258,684	(541,623)	345,682
Proceeds from employee stock plan issuances	836	—	—
Advances and contributions for construction, net of refunds of $57,580 in 2008, $36,963 in 2007 and $52,624 in 2006	3,078	35,846	47,446
Change in cash overdraft position	(188)	42,198	—
Capital contributions	245,000	967,092	—
Debt issuance costs	(4,008)	(14,916)	(5,239)
Redemption of preferred stocks	(229)	(1,750,388)	(541)
Dividends paid	(64,055)	—	—

Net cash provided by financing activities	477,559	256,593	332,367

Net decrease in cash and cash equivalents	(3,939)	(16,273)	(35,323)
Cash and cash equivalents at beginning of period	13,481	29,754	65,077

Cash and cash equivalents at end of period	$9,542	$13,481	$29,754

Cash paid during the year for:
Interest, net of capitalized amount	$294,508	$295,707	$402,370
Income taxes, net of refunds of $40,400 in 2008, $16,111 in 2007 and $18,359 in 2006	$(22,161)	$17,823	$11,633
Non-cash investing activity
Capital expenditures acquired on account but unpaid as of year-end	$72,657	$94,930	$73,595
Non-cash financing activity
Advances and contributions	$83,041	$101,226	$72,892
Capital contribution (See Note 11)	$—	$100,000	$1,194,454

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Common Stockholders’ Equity

(In thousands, except per share data)

	Common Stock, $.01 Par Value: 500,000 Shares Authorized		Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Common Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2005	160,000	$1,600	$3,376,401	$(574,049)	$764	—	$—	$2,804,716
Net loss	—	—	—	(162,243)	—	—	—	(162,243)
Equity investment by RWE	—	—	1,194,454	—	—	—	—	1,194,454
Recognition of employee benefit plan underfunded status	—	—	—	—	(21,919)	—	—	(21,919)
Other comprehensive income (loss), net of tax of $1,416	—	—	—	—	2,389	—	—	2,389

Balance at December 31, 2006	160,000	$1,600	$4,570,855	$(736,292)	$(18,766)	—	$—	$3,817,397

Net loss	—	—	—	(342,826)	—	—	—	(342,826)
Equity investment by RWE	—	—	1,067,092	—	—	—	—	1,067,092
Other comprehensive income (loss), net of tax of $660	—	—	—	—	383	—	—	383

Balance at December 31, 2007	160,000	$1,600	$5,637,947	$(1,079,118)	$(18,383)	—	$—	$4,542,046

Net loss	—	—	—	(562,421)	—	—	—	(562,421)
Equity investment by RWE	—	—	245,000	—	—	—	—	245,000
Contribution of common stock by RWE	—	—	1,933	—	—	(90)	(1,933)	—
Stock-based compensation activity	—	—	3,373	—	—	90	1,926	5,299
Other comprehensive income (loss), net of tax of ($40,990)	—	—	—	—	(63,868)	—	—	(63,868)
Dividends paid per common share $0.40	—	—	—	(64,055)	—	—	—	(64,055)

Balance at December 31, 2008	160,000	$1,600	$5,888,253	$(1,705,594)	$(82,251)	—	$(7)	$4,102,001

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended December 31
	2008	2007	2006
Net loss	$(562,421)	$(342,826)	$(162,243)
Market value adjustments for investments, net of tax of $301	—	—	471
Additional minimum pension liability, net of tax of $1,115	—	—	1,744
Change in employee benefit plan funded status, net of tax of ($41,007) and $591, respectively	(64,139)	924	—
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $17 and $23, respectively	26	36	—
Actuarial loss, net of tax of $0 and $46, respectively	1	72	—
Foreign currency translation adjustment	244	(649)	174

Total comprehensive loss	$(626,289)	$(342,443)	$(159,854)

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1: Organization and Operation

American Water Works Company, Inc. (“AWW”) and its subsidiaries (collectively referred to herein as the “Company”) is the holding company for regulated and non-regulated subsidiaries throughout the United States of America and Ontario, Canada. The regulated subsidiaries provide water and wastewater services and, as public utilities, function under rules and regulations prescribed by state regulators. These regulated subsidiaries have similar long-term economic characteristics and are operationally segregated into the 20 U.S. states in which the Company operates regulated utilities. The non-regulated subsidiaries include distinctive lines of business including Homeowner Services, which provides water and sewer line protection plans for homeowners, the Operations and Maintenance contracts group, which conducts operation and maintenance of water and wastewater facilities for municipalities and the U.S. Military, among others, and Carbon Regeneration, which sells granular activated carbon technologies to help remove contaminants and improve the quality of drinking water. The Company is a majority-owned subsidiary of RWE Aktiengesellschaft (“RWE”) (See Note 9).

Note 2: Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AWW and its subsidiaries. Intercompany balances and transactions between subsidiaries have been eliminated. The Company uses the equity method to report its investments in two joint venture investments in each of which the Company holds a 50% voting interest and cannot exercise control over the operations and policies of the investments. Under the equity method, the Company records its interests as an investment and its percentage share of earnings as earnings or losses of investee.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company considers benefit plan assumptions, the carrying values of goodwill and other long-lived assets, including regulatory assets, revenue recognition and accounting for income taxes to be its critical accounting estimates. The Company’s significant estimates that are particularly sensitive to change in the near term are amounts reported for pension and other postemployment benefits, contingency-related obligations and goodwill.

Regulation

The Company’s regulated utilities are subject to regulation by the public utility commissions and the local governments of the states in which they operate (the “Regulators”). These Regulators have allowed recovery of costs and credits which the Company has recorded as regulatory assets and liabilities. Accounting for future recovery of costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, regulated utilities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in operations by an non-regulated company. These deferred regulatory assets and liabilities are then reflected in the statement of operations in the period in which the costs and credits are reflected in the rates charged for service.

Property, Plant and Equipment

Property, plant and equipment consist primarily of utility plant. Additions to utility plant and replacements of retirement units of property are capitalized. Costs include material, direct labor and such indirect items as engineering and supervision, payroll taxes and benefits, transportation and an allowance for funds used during construction. The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $35,971 and $29,103 at December 31, 2008 and 2007, respectively. The cost of repairs, maintenance, including planned major maintenance activities, and minor replacements of property is charged to maintenance expense as incurred.

When units of property are replaced, retired or abandoned, the recorded value thereof is credited to the asset account and charged to accumulated depreciation. To the extent the Company recovers cost of removal or other retirement costs through rates after the retirement costs are incurred, a regulatory asset is recorded. In some cases, the Company recovers retirement costs through rates during the life of the associated asset and before the costs are incurred. These amounts result in a regulatory liability being reported based on the amounts previously recovered through customer rates, until the costs to retire those assets are incurred.

The cost of property, plant and equipment is depreciated using the straight-line average remaining life method.

Nonutility property consists primarily of buildings and equipment utilized by the Company for internal operations. This property is stated at cost, net of accumulated depreciation calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to fifty years.

Cash and Cash Equivalents

Substantially all cash is invested in interest-bearing accounts. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

The Company had book overdrafts for certain of its disbursement accounts of $42,010 and $42,198 at December 31, 2008 and 2007, respectively. A book overdraft represents transactions that have not cleared the bank accounts at the end of the period. The Company transfers cash on an as-needed basis to fund these items as they clear the bank. The balance of the book overdraft is reported as short-term debt and the change in the book overdraft balance is reported as cash flows from financing activities.

Restricted Funds

Restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operation and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Restricted funds expected to be released within 12 months subsequent to year-end are classified as current.

Utility Customer Accounts Receivable

Regulated utility customer accounts receivable represent amounts billed to water and wastewater customers on a cycle basis. Credit is extended based on the guidelines of the applicable Regulators and generally, collateral is not required.

Allowance for Uncollectible Accounts

Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due and previous loss history. The Company writes-off accounts when they become uncollectible. (See Note 5)

Non-regulated Trade and Other Receivables, Net

Non-regulated trade and other receivables, net consists of non-regulated trade accounts receivable and non-regulated unbilled revenues, net of a reserve for doubtful accounts and non-utility customer receivables of the regulated subsidiaries. In determining the reserve for uncollectible non-regulated accounts, the Company considers the length of time the trade accounts receivable are past due and the customer’s current ability to pay their obligation. Unbilled receivables are accrued when service has been provided but has not been billed to customers. (See Note 6)

Materials and Supplies

Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.

Goodwill

The Company considers the carrying value of goodwill to be one of its critical accounting estimates. The Company believes the assumptions and other considerations used to value goodwill to be appropriate. However, if actual experience differs from the assumptions and considerations used in its analysis, the resulting change could have a material impact on the consolidated financial statements.

Goodwill is primarily associated with the acquisitions of American Water Works Company, Inc. in 2003 and E’town Corporation in 2001 (the “Acquisitions”) and has been assigned to reporting units based on the fair values at the date of the Acquisitions. The regulated utility subsidiaries have been aggregated and deemed a single reporting unit as they have similar economic characteristics. In the non-regulated segment, the business is organized into seven reporting units for its non-regulated services. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is reviewed annually, or more frequently if changes in circumstances indicate the carrying value may not be recoverable. Annual impairment reviews are performed in the fourth quarter of the calendar year, in conjunction with the timing of the completion of the Company’s annual strategic business plan.

For each of the years ended December 31, 2008, 2007 and 2006, the Company determined that its goodwill, including goodwill of discontinued operations, was impaired and recorded impairments of $750,000, $509,345 and $227,802, respectively. (See Note 8)

Long-Lived Assets

The Company considers the carrying value of long-lived assets to be one of its critical accounting estimates. The Company believes the assumptions and other considerations used to evaluate the carrying value of long-lived assets to be appropriate. However, if actual experience differs from the assumptions and considerations used in its estimates, the resulting change could have a material adverse impact on the consolidated financial statements.

Long-lived assets, other than goodwill, include land, buildings, equipment and long-term investments. Long-lived assets, other than investments and land, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include items such as a significant decrease in the market value of a long-lived asset, a significant adverse change in the manner the asset is being used or planned to be used or in its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, the Company estimates the fair value of the asset from future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets and compares that to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss is recorded.

The key variables that must be estimated include assumptions regarding sales volume, rates, operating costs, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, an impairment loss is recognized equal to the amount by which the assets carrying value exceeds its fair value.

The long-lived assets of the regulated utility subsidiaries are grouped on a separate entity basis for impairment testing as they are integrated state-wide operations that do not have the option to curtail service and generally have uniform tariffs. A regulatory asset is charged to earnings if and when future recovery in rates of that asset is no longer probable.

The Company holds other investments including investments in privately held companies and investments in joint ventures accounted for using the equity method. The Company’s investments in privately held companies and joint ventures are classified as other long-term assets.

The fair values of long-term investments are dependent on the financial performance and solvency of the entities in which the Company invests, as well as volatility inherent in the external markets. If such assets are considered impaired, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value. As a result of fair value analyses, the Company recorded pre-tax charges of $0 for the years ended December 31, 2008 and 2007, respectively, and $750 for the year ended December 31, 2006.

Advances and Contributions in Aid of Construction

Regulated utility subsidiaries may receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Advances which are no longer refundable are reclassified to contributions in aid of construction. Contributions in aid of construction are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since they represent non-investor supplied funds. Non-cash utility property has been received, primarily from developers, as advances or contributions of $83,041, $101,226, and $72,892 for the years ended December 31, 2008, 2007 and 2006, respectively.

Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. Certain of the Company’s subsidiaries do not depreciate contributed property, based on regulatory guidelines. Amortization of contributions in aid of construction was $20,219, $20,720 and $16,697 for the years ended December 31, 2008, 2007 and 2006, respectively.

Recognition of Revenues

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are provided and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the latest meter reading to the end of the accounting period.

The Company has agreements with the United States Government to operate and maintain water and wastewater systems at various military bases pursuant to 50 year contracts (“military agreements”). These contracts also include construction components which are accounted for separately from the operations and management components. The military agreements are subject to periodic price redetermination adjustments and modifications for changes in circumstance. Additionally, the Company has agreements ranging in length from three to 40 years with various municipalities to operate and maintain water and wastewater systems (“O&M agreements”). Revenue from operations and management services are recognized as services are provided. (See Note 16)

Construction Contracts

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts,” revenues from construction projects are recognized over the contract term based on the estimated percentage of completion during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenue. Billings in excess of revenues recognized on construction contracts are recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined.

Under these agreements, revenues were $47,889, $32,141 and $56,069 and operation and maintenance expenses were $44,227, $34,543 and $53,845 as of December 31, 2008, 2007 and 2006, respectively. Included in the amounts are construction revenues of $25,766 and $12,902 and operation and maintenance expenses of $24,852 and $12,601 related to the Company’s Fillmore contract at December 31, 2008 and 2007, respectively. The construction phase of the contract is expected to be completed by December of 2009.

Taxes

The parent company and its subsidiaries participate in a consolidated federal income tax return for U.S. tax purposes. Members of the consolidated group are charged with the amount of federal income tax expense determined as if they filed separate returns.

Certain income and expense items are accounted for in different time periods for financial reporting than for income tax reporting purposes. The Company provides deferred income taxes on the difference between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements. These deferred income taxes are based on the enacted tax rates expected to be in effect when these temporary differences are projected to reverse. In addition, the regulated utility subsidiaries recognize regulatory assets and liabilities for the effect on revenues expected to be realized as the tax effects of temporary differences, previously flowed through to customers, reverse.

Investment tax credits have been deferred by the regulated utility subsidiaries and are being amortized to income over the average estimated service lives of the related assets.

The Company recognizes accrued interest and penalties related to tax positions as a component of income tax expense.

The Company accounts for sales tax collected from customers and remitted to taxing authorities on a net basis.

Allowance for Funds Used During Construction (“AFUDC”)

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds or a return on equity funds devoted to plant under construction. The regulated utility subsidiaries record AFUDC to the extent permitted by the Regulators.

Environmental Costs

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $10,538 and $11,000 at December 31, 2008 and 2007, respectively. Included in these balances were $10,100 of estimated liabilities pursuant to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company expects to make an initial payment of $3,500 in April of 2009 and $1,100 annually from July 2010 to July 2016.

New Accounting Standards

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). This pronouncement amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”), to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and is required to be applied prospectively. The adoption of FSP EITF 99-20-1 did not have an impact on the Company’s results of operations, financial position or cash flows.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for the Company as of December 31, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have an impact on the Company’s results of operations, financial position or cash flows.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When a Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have an impact on the Company’s results of operations, financial position or cash flows.

In February 2008, the FASB issued FSP SFAS 157-2 which allows a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities (such as intangible assets, property, plant and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment). The Company elected to use this deferral option and accordingly, only partially adopted SFAS 157 on January 1, 2008. SFAS 157 will be adopted for the Company’s nonfinancial assets and liabilities valued on a non-recurring basis on January 1, 2009.

On January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, and nonfinancial assets and liabilities with recurring measurements. The Company’s assets and liabilities measured at fair value on a recurring basis during the period were cash and cash equivalents, restricted funds and short-term debt. These assets and liabilities were measured at fair value on the balance sheet date using quoted prices in active markets (level 1 inputs, as defined by SFAS 157). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material effect on the Company’s results of operations, financial position or cash flows. The Company measured the assets of its defined benefit pension and other post retirement welfare plans pursuant to SFAS 157 at December 31, 2008. The Company does not believe the adoption of SFAS 157 for the Company’s nonfinancial assets and liabilities will have an impact on its results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company on January 1, 2009. The Company does not believe the standard will have an impact on its results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations,” which will significantly change the accounting for business combinations. SFAS 141(R) is effective for the Company for business combinations finalized on or after January 1, 2009. In December 2008, the Company expensed transaction costs of approximately $860 for acquisitions that will not close until after January 1, 2009 and will not be capitalized as goodwill under the provisions of SFAS 141(R).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for years beginning January 1, 2008. The Company has not elected to exercise the fair value irrevocable option. Therefore, the adoption of SFAS 159 did not have an impact on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and transition obligations and assets that have not been recognized in net periodic benefit cost under previous accounting standards will be recognized as a regulatory asset for the portion of the underfunded liability that meets the recovery criteria prescribed in SFAS 71 and as accumulated other comprehensive income, net of tax effects, for that portion of the underfunded liability that does not meet SFAS 71 regulatory accounting criteria. The Company adopted the recognition and disclosure requirements of the statement as of the end of fiscal year 2006.

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation.

Note 3: Acquisitions

During 2008, the Company closed on acquisitions of 10 regulated water and wastewater systems, for an aggregate purchase price of $12,512, including transaction costs of $2,622. The purchase price was allocated to the net tangible assets based upon their estimated fair values at the acquisition date.

During 2007, the Company acquired nine regulated water systems for a total aggregate purchase price of $15,877. Included in this total was the Company’s acquisition on November 1, 2007 of all of the capital stock of S.J. Services, Inc. (“SJS”) for $13,458. The acquisition was accounted for as a business combination in accordance with SFAS 141. Accordingly, operating results of SJS from November 1, 2007 were included in the Company’s results of operations. The purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of acquisition. Total SJS assets acquired were $23,420, including $4,727 of goodwill (See Note 8), and liabilities assumed totaled $9,962, including long-term debt of $2,791 and contributions in aid of construction of $5,566.

Also during 2007, the Company’s New Jersey subsidiary entered into an agreement with the City of Trenton, New Jersey to purchase the assets of the City’s water system located in the four surrounding townships. The agreement required approval from the New Jersey Regulator. The initial proposed purchase price of $100,000 was subsequently amended to $75,000; in addition the agreement has been amended to include the provision of technical services from the City over seven years to ensure a smooth transition of ownership at a total cost of $5,000. The administrative law judge hearing the matter has issued an initial decision (the “Initial Decision”) approving a stipulation of settlement reflecting the changed agreement (the “Stipulation”) and sent the Initial Decision to the New Jersey Regulator for consideration. On February 25, 2009, a petition seeking a referendum was filed with the City of Trenton. The petition seeks to force the City Council to reconsider its prior approval of sale, and a vote as to whether the Ordinance approving the sale of the system should go forward or be negated. The Company can provide no assurance as to the outcome of the referendum nor can the Company provide assurance that the Initial Decision will ultimately be approved by the New Jersey Regulator. Included in the Stipulation, and dependent upon final approval, the Company intends to purchase finished water from the City for the next 20 years under a water supply agreement. The acquisition is expected to add approximately forty thousand customers to the Company’s customer base. Included in other current assets is a $10,000 refundable deposit the Company made in December 2007 which is being held in an interest bearing escrow account as required by the bidding process.

Note 4: Utility Plant

The components of utility plant by category at December 31 are as follows:

	Range of Remaining Useful Lives	2008	2007
Water plant
Land and other non-depreciable assets		$144,624	$144,909
Sources of supply	7 to 127 Years	512,222	488,477
Treatment and pumping facilities	3 to 101 Years	2,514,155	2,273,501
Transmission and distribution facilities	9 to 127 Years	5,940,177	5,462,209
Services, meters and fire hydrants	4 to 96 Years	2,224,568	2,027,746
General structures and equipment	1 to 112 Years	656,043	774,051
Wastewater plant	4 to 100 Years	630,983	506,049
Construction work in progress		338,880	299,917

		12,961,652	11,976,859
Less accumulated depreciation		2,969,869	2,776,950

		$9,991,783	$9,199,909

Utility plant depreciation expense amounted to $267,763 in 2008, $263,737 in 2007 and $249,355 in 2006.

The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.93% in 2008, 3.11% in 2007, and 3.14% in 2006.

Note 5: Allowance for Uncollectible Accounts

The following table summarizes the changes in the Company’s allowances for uncollectible accounts:

	2008	2007	2006
Balance at January 1,	$(20,923)	$(23,061)	$(15,051)
Amounts charged to expense	(17,267)	(17,553)	(26,706)
Amounts written off	22,583	22,192	21,538
Recoveries of amounts written off	(3,037)	(2,501)	(2,842)

Balance at December 31,	$(18,644)	$(20,923)	$(23,061)

Note 6: Non-regulated Trade and Other Receivables, Net

Components of the Company’s non-regulated trade and other receivables, net are as follows:

	2008	2007
Non-regulated trade accounts receivable	$29,613	$28,028
Allowance for doubtful accounts—non-regulated trade accounts receivable	(5,221)	(5,567)
Non-regulated unbilled revenue	16,602	17,232
Other	27,883	26,847

	$68,877	$66,540

Note 7: Regulatory Assets and Liabilities

The regulatory assets represent costs that are expected to be fully recovered from customers in future rates. Except for income taxes, regulatory assets are excluded from the Company’s rate base and do not earn a return. The components of regulatory assets are as follows:

	2008	2007
Income taxes recoverable through rates	$231,439	$228,562
Debt and preferred stock expense	67,271	68,711
Deferred pension expense	237,665	102,130
Deferred other postretirement benefit expense	136,937	45,683
Deferred security costs	12,763	16,853
Deferred business services project expense	14,322	17,037
Deferred tank painting costs	22,347	18,502
Deferred rate case expense	14,000	11,854
Purchase premium recoverable through rates	61,003	60,869
Environmental remediation recoverable through rates	6,600	6,600
Coastal water project costs	18,262	15,739
San Clemente Dam project costs	15,341	11,980
Removal costs recoverable through rates	35,097	28,332
Other	46,607	28,140

	$919,654	$660,992

The Company has recorded a regulatory asset for the additional revenues expected to be realized as the tax effects of temporary differences previously flowed through to customers reverse. These temporary differences are primarily related to the difference between book and tax depreciation on property placed in service before the adoption by the regulatory authorities of full normalization for rate making purposes. Full normalization requires no flow through of tax benefits to customers. The regulatory asset for income taxes recoverable through rates is net of the reduction expected in future revenues as deferred taxes previously provided, attributable to the difference between the state and federal income tax rates under prior law and the current statutory rates, reverse over the average remaining service lives of the related assets.

Debt expense is amortized over the lives of the respective issues. Call premiums on the redemption of long-term debt, as well as unamortized debt expense, are deferred and amortized to the extent they will be recovered through future service rates. Expenses of preferred stock issues without sinking fund provisions are amortized over 30 years from date of issue; expenses of issues with sinking fund provisions are charged to operations as shares are retired.

Pension expense in excess of the amount contributed to the pension plans is deferred by certain subsidiaries. These costs will be recovered in future service rates as contributions are made to the pension plan. The Company also has regulatory assets of $198,506 and $45,933 at December 31, 2008 and 2007 which is the portion of the underfunded status that is probable of recovery through rates in future periods.

Postretirement benefit expense in excess of the amount recovered in rates through 1997 has been deferred by certain subsidiaries. These costs are recognized in the rates charged for water service and will be fully recovered over a 20-year period ending in 2012 as authorized by the regulatory authorities. The Company has regulatory assets of $131,300 and $40,012 at December 31, 2008 and 2007 which is the portion of the underfunded status that is probable of recovery through rates in future periods.

The cost of additional security measures that were implemented to protect facilities after the terrorist attacks on September 11, 2001 has been deferred by certain subsidiaries. These costs are recognized in the rates charged for water service by certain subsidiaries. These costs are being recovered over periods ranging from five to ten years.

Business services project expenses consist of reengineering and start-up activities for consolidated customer and shared administrative service centers that began operations in 2001. These costs are recognized in the rates charged for water service by certain subsidiaries.

Tank painting costs are generally deferred and amortized to current operations on a straight-line basis over periods ranging from 5 to 15 years, as authorized by the regulatory authorities in their determination of rates charged for service.

The Company amortizes rate case expenditures over regulatory approved amortization periods, typically three years. Rate case proceeding expenditures probable of future recovery are deferred.

Purchase premium recoverable through rates is the recovery of the acquisition premiums related to an asset acquisition by the Company’s California subsidiary during 2002, and acquisitions in 2007 by the Company’s New Jersey subsidiary. As authorized for recovery by the California and New Jersey Regulators, these costs are being amortized to operations through November 2048.

Environmental remediation recoverable through rates is the recovery of costs incurred by the Company’s California subsidiary under a settlement agreement entered into with the National Oceanic and Atmospheric Administration to improve habitat conditions in the Carmel River Watershed.

Coastal water project costs include all preliminary costs associated with the studying, testing, and design of alternatives to help solve water supply shortages in Monterey, California. Coastal water project costs incurred through December 31, 2007 have been reviewed and approved for recovery through a surcharge that went into effect January 1, 2007. Costs deferred during 2008 totaled $4,731. The Company believes it is probable that the costs incurred since the last rate review will also be recoverable.

San Clemente Dam project costs include deferred costs for the Company’s California subsidiary to investigate alternatives to strengthen or remove the San Clemente Dam due to potential earthquake or flood safety concerns. These cost are not yet in rates, however, the Company believes it is probable that the costs incurred will be recoverable.

The components of regulatory liabilities are as follows:

	2008	2007
Removal costs recovered through rates	$231,789	$209,905
Deferred income taxes	34,180	29,518
Other	41,355	27,301

	$307,324	$266,724

Removal costs recovered through rates are retirement costs recovered through customer rates during the life of the associated assets. In December 2008, the Company’s subsidiary in New Jersey, at the direction of the New Jersey Regulator, began to amortize $48,000 of the total balance into operations via straight line amortization through November 2048.

Deferred income taxes represent the income tax effect of the adjustment to record the full accumulated postretirement benefit obligation under SFAS 158.

Other regulatory liabilities include various regulatory balancing accounts.

Note 8: Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. At November 30, 2008, the Company’s goodwill was $1,704,310. During December 2008, the Company transferred $4,793 of goodwill to regulatory assets for purchase premiums recoverable through rates, resulting in the $1,699,517 balance outstanding at December 31, 2008, as shown in the table below. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) in accordance with SFAS No. 142. The step 1 calculation used to identify potential impairment compares the calculated fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than such reporting unit’s carrying value, then step 2 is performed to measure the amount of the impairment loss (if any) for such reporting unit.

The step 2 calculation of the impairment test compares, by reporting unit, the implied fair value of the goodwill to the carrying value of goodwill. The implied fair value of goodwill is equal to the excess of the fair value of each reporting unit above the fair value of such reporting unit’s identified assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for any reporting unit, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit.

The determination of the fair value of each reporting unit and the fair value of each reporting unit’s assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

For the November 30, 2008 impairment test, the estimated fair value of the regulated reporting unit for step 1 was based on a combination of the following valuation techniques:

•	observable trading prices of comparable equity securities of publicly-traded water utilities considered by us to be the Company’s peers; and

•	discounted cash flow models developed from the Company’s internal forecasts.

The estimated fair values of the non-regulated reporting units were determined entirely on the basis of discounted cash flow models.

The first valuation technique applies average peer multiples to the Regulated reporting unit’s historic and forecasted cash flows. The peer multiples are calculated using the average trading prices of comparable equity securities of publicly-traded water utilities, their published cash flows and forecasts of market price and cash flows for those peers.

The second valuation technique forecasts each reporting unit’s five-year cash flows using an estimated long-term growth rate and discounts these cash flows at their respective estimated weighted average cost of capital.

If step 2 of the impairment test is required, the Company determines the fair value of the applicable reporting unit’s assets and liabilities. The fair values for the majority of such assets and liabilities are equal to their carrying values; however, the fair values of the applicable debt are highly dependent upon market conditions surrounding the measurement date. For the step 2 calculations of the fair value of debt, the Company uses observable prices of instruments and indices that have risks similar to those instruments being valued, adjusted to compensate for differences in credit profile, collateral, tax treatment and call features, to calculate the fair value of each reporting unit’s debt.

The Company has completed its November 30, 2008 annual impairment review and does not believe that the Company’s goodwill balance was impaired. However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums and the overhang effect. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

In making the determination, the Company considered both qualitative and quantitative factors, including the effect of the recent volatility in the equity and debt markets on the Company’s market capitalization. As such, the Company believes that the current evaluation technique is more appropriate than relying solely on the current trading market value of the Company’s common stock.

In reaching its conclusion, the Company also made certain assumptions, which it believes to be appropriate, that support the fair value of its reporting units. The Company considered, in addition to the listed trading price of the Company’s shares, the effect on that price due to RWE’s majority ownership, the effect of RWE’s expected disposition of its owned Company shares on the market for those shares, the applicability of a control premium to the Company’s shares and certain other factors the Company deemed appropriate. As a result, the Company concluded that the Company’s fair value exceeds what the Company might otherwise have concluded had it relied on market price alone.

In addition, given recent market conditions, management determined that it was appropriate for the Company to consider the average of the Company’s closing market price over a thirty day period rather than using a particular date to calculate its market capitalization. The Company’s calculated market capitalization within its 2008 impairment test period was approximately $940,000 below the aggregate carrying value of its reporting units.

The difference between the calculated market capitalization and the aggregate fair value of the reporting units (which approximates book value) resulted from the estimated control premium and the estimated impact to the Company’s market capitalization from the overhang created by RWE’s announced plans to divest a substantial portion of its ownership through further public offerings of stock.

The estimated control premium represents the incremental premium a buyer is willing to pay to acquire a controlling, majority interest in the Company. In estimating the control premium, management principally considered the current market conditions and historical premiums paid in utility acquisitions observed in the marketplace.

The estimated stock overhang represents the impact on the Company’s share price that we believe results from investor concerns over market price dilution due to the anticipated increase in the number of the Company’s publicly traded shares caused by the anticipated RWE sale of the Company’s stock. As a condition of certain state regulator approvals for RWE’s sale of the Company, RWE had agreed to sell 100% of its holdings of Company stock by April 2010 and previously announced its intentions to reduce its interest to below 50% prior to the end of 2008. Management estimated the impact of this overhang condition using reports from multiple analysts covering the Company’s stock and other available market information.

The determination of estimated fair value required the exercise of judgment and is highly sensitive to the Company’s assumptions. The estimated fair values approximate the carrying value of reporting units leaving little estimated value in excess of the required threshold of the step 1 test. Had the fair value been less than the carrying value of the reporting units, differences between the carrying value and fair value of our long-term debt (which is not taken into account in step 1 but is required in step 2) would have increased any impairment charge indicated by step 1 by an estimated $300,000, due to accounting guidance that must be followed to measure the implied fair value of goodwill.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment charges for goodwill, including discontinued operations, in the amount of $750,000, $509,345 and $227,802, respectively.

As of March 31, 2008, in light of the initial public offering price and trading levels in the Company’s common stock subsequent to the date of the initial public offering, the Company performed an interim impairment test and, on May 9, 2008, management concluded that the carrying value of the Company’s goodwill was impaired. The Company believed that the initial public offering price was indicative of the value of the Company at March 31, 2008, and accordingly, based on those factors recorded an impairment charge to the goodwill of its Regulated reporting unit in the amount of $750,000 as of March 31, 2008. The impairment charge was primarily attributed to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than the estimate of the initial public offering price used during the 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased market interest rates). As a result of the impairment charge, RWE Aqua Holdings GmbH (a wholly-owned subsidiary of RWE) transferred $245,000 to the Company on May 13, 2008. This cash was used to reduce short-term debt. RWE is not obligated to make any additional capital contributions.

During the third quarter of 2007, as a result of the Company’s debt being placed on review for a possible downgrade and the proposed sale of a portion of the Company in the initial public offering, management determined at that time it was appropriate to update its valuation analysis before the next scheduled annual test. Based on this assessment, the Company performed an interim impairment test and recorded an impairment charge to goodwill related to its Regulated reporting unit in the amount of $243,345 as of September 30, 2007. The decline was primarily due to a slightly lower long-term earnings forecast caused by updated customer demand and usage expectations and expectations for timing of capital expenditures and rate recovery.

The Company completed its scheduled annual impairment test in the fourth quarter of 2007 and determined an impairment had occurred based upon information regarding the Company’s market value in connection with the initial public offering. Management determined that the indicative fair value of the Company based on estimates of the initial public offering price range was the best evidence of the Company’s market value and incorporated this indicated market value into the Company’s valuation methodology, which also considered other items, such as peer multiples, discounted cash flows and a control premium. Based on the results of the impairment test, an impairment of $266,000 to the Company’s carrying value was recognized as of December 31, 2007.

The 2006 impairment charge of $227,802 was attributable to higher interest rates in the Regulated reporting unit and a change in the potential net realizable value of a non-regulated reporting unit.

The change in the Company’s goodwill assets, as allocated between the reporting units is as follows:

	Regulated Unit	Non-regulated Units	Consolidated
Balance at December 31, 2006	$2,832,811	$129,682	$2,962,493
Goodwill from acquisitions	3,804	—	3,804
Impairment losses	(509,345)	—	(509,345)

Balance at December 31, 2007	2,327,270	129,682	2,456,952
Impairment losses	(750,000)	—	(750,000)
Felton water system asset sale	(2,373)	—	(2,373)
Reclassifications and other activity (a)	(5,062)	—	(5,062)

Balance at December 31, 2008	$1,569,835	$129,682	$1,699,517

(a)	Includes $4,793 of goodwill transferred to regulatory assets in December 2008 for purchase premiums recoverable through rates.

Note 9: Stockholders’ Equity

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

Effective the first quarter of 2008, the Company’s Board of Directors’ authorized 50,000 shares of par value $0.01 per share preferred stock. As of December 31, 2008 there are no shares outstanding.

In September of 2008, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of August 15, 2008, amounting to $31,992. In December 2008, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of November 18, 2008, amounting to $31,997.

On February 6, 2009, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.20 per share payable on March 2, 2009 to all shareholders of record as of February 18, 2009.

Accumulated Other Comprehensive Loss

The following table presents accumulated other comprehensive loss:

	2008	2007
Employee benefit plans funded status adjustments	$(84,271)	$(20,159)
Foreign currency translation	2,020	1,776

Balance at December 31	$(82,251)	$(18,383)

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

The following table presents stock-based compensation expense for the years ended December 31, 2008 and 2007:

	2008	2007
Stock Options	$1,607	$—
Restricted stock units	957	680
Restricted stock	1,798	—
Employee stock purchase plan	172	—

Stock-based compensation in operation and maintenance expense	4,534	680
Income tax benefit	(1,768)	(265)

After-tax stock-based compensation expense	$2,766	$415

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2008 and 2007.

In accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), the cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is required to be measured based on the grant date fair value of the awards issued. The value of stock options and restricted stock awards at the date of the grant is amortized through expense over the requisite service period using the straight-line method, adjusted for retirement eligible participants. All awards granted in 2008 are classified as equity.

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

The Company recognizes expense for the portion of the awards where achievement is considered probable. As of December 31, 2008, 757 stock option and 98 restricted stock awards are not considered probable to meet performance conditions.

The Grant 1 performance vesting period ended December 31, 2008 and according to the plan, the Company must certify the level of achievement no later than 90 days after January 1, 2009. Any portion of the stock options or restricted stock units that do not fully satisfy the performance goals will be forfeited as of the date the level of achievement is certified. In February 2009, 311 stock options and 39 restricted stock units were forfeited because the performance goals were not fully met.

The Company stratified its grant populations and used historic employee turnover rates and general market data to estimate employee forfeitures.

On February 20, 2009, the Company granted 1,091 non-qualified stock options and 195 restricted stock units to certain employees under the 2007 Omnibus Equity Compensation Plan. The stock options and restricted stock units vest ratably over a three-year service period from January 1, 2009. The restricted stock units also have market condition vesting requirements. The stock options expire on December 31, 2015.

Stock Options

Non-qualified stock options to purchase shares of the Company’s common stock were granted under the 2007 Plan. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options granted become exercisable upon a specified vesting date. The requisite service period for options granted is three years. All stock options expire seven years from the effective date of the grant. The remaining vesting period of the stock options outstanding as of December 31, 2008 ranged from one to two years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

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

The following table presents information with respect to stock option activity as of December 31, 2008.

	Outstanding Shares	Weighted Average Exercise Price (per share)
Nonvested at December 31, 2007	—	—
Granted	2,083	$21.50
Vested	—	—
Forfeited	(23)	21.50

Nonvested at December 31, 2008	2,060	$21.50

There are zero option awards vested and no option awards have been exercised as of December 31, 2008.

As of December 31, 2008, $3,503 of total unrecognized compensation costs related to the nonvested stock options is expected to be recognized over the remaining weighted-average period of 1.7 years.

Restricted Stock Units

The Company granted restricted stock units under the 2007 Plan. The requisite service period for restricted stock units is three years.

The following table presents information with respect to restricted stock unit activity as of December 31, 2008.

	Outstanding Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2007	—	—
Granted	270	$21.50
Vested	—	—
Forfeited	(3)	21.50

Nonvested at December 31, 2008	267	$21.50

As these restricted stock units would have paid-out in cash if the IPO had not been completed, the Company reclassified the restricted stock units from liability-classified awards to equity-classified awards as of the completion of the IPO. As of December 31, 2008, $1,880 of total unrecognized compensation costs related to the nonvested restricted stock units is expected to be recognized over the remaining weighted-average period of 1.8 years.

If dividends are declared with respect to the shares of the Company’s common stock during the vesting period of the restricted stock units, the Company credits a liability for the value of the dividends that would have been distributed if the restricted stock units were shares of Company common stock. When the restricted stock units vest, the Company will pay the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company has recorded a long-term liability of $66 at December 31, 2008 related to the dividends accrued.

Restricted Stock

The Company granted restricted stock under the 2007 Plan. The requisite service period for the restricted stock is three months.

The following table presents information with respect to restricted stock activity at December 31, 2008.

	Outstanding Shares	Grant Date Fair Value (per share)
Nonvested at December 31, 2007	—	—
Granted	90	$21.50
Vested	(84)	21.50
Forfeited	(6)	21.50

Nonvested at December 31, 2008	—	$—

As of December 31, 2008, the restricted stock was fully vested and there were no unrecognized compensation costs related to the nonvested restricted stock units. The aggregate intrinsic value of restricted stock awards on the date of vesting was $1,647. The Company recognized an income tax shortfall of $60 at the vesting of these awards.

Employee Stock Purchase Plan

The Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”) was effective as of July 1, 2008. Under the ESPP, employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value as of the beginning or end of each three-month purchase period. As of December 31, 2008 there were 1,961 shares of common stock reserved for issuance under the ESPP. The Company’s ESPP is considered compensatory under SFAS 123(R). Compensation costs of $172 were recognized for year ended December 31, 2008. As of December 31, 2008, 39 shares were issued from treasury stock under the ESPP.

Note 10: Preferred Stock Without Mandatory Redemption Requirements

Certain preferred stock agreements do not require annual sinking fund payments or redemption except at the option of the subsidiaries and are as follows:

Dividend Yield	Balance at December 31
	2008	2007
4.50%	$1,720	$1,720
5.00%	1,962	1,968
5.50%	486	488
5.75%	389	392

	$4,557	$4,568

Note 11: Long-Term Debt

The Company primarily incurs long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term at December 31 are:

	Rate	Maturity Date	2008	2007
Long-term debt of American Water Capital Corp. (“AWCC”)
Private activity bonds and government funded debt
Floating rate (a)	1.55%-2.20%	2018-2032	$86,860	$86,860
Senior notes
Fixed rate	5.39%-10.00%	2011-2038	2,959,000	2,712,000
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0%-6.88%	2009-2038	937,835	942,941
Floating rate (b)	1.50%-10.00%	2015-2032	33,420	178,145
Mortgage bonds
Fixed rate	6.59%-9.71%	2009-2034	675,200	731,340
Senior debt
Fixed rate	5.60%-9.10%	2009-2025	40,613	45,473
Mandatory redeemable preferred stock	4.60%-9.75%	2013-2036	24,425	24,644
Notes payable and other (c)	5.76%-11.91%	2012-2026	2,882	3,442

Long-term debt			4,760,235	4,724,845
Unamortized debt discount, net (d)			63,800	70,743

Total long-term debt			$4,824,035	$4,795,588

(a)	Variable rate tax-exempt bonds remarketed for periods up to 270 days (1 to 119 days during 2008 and 1 to 127 days during 2007). These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. If the remarketing fails and no investors purchase the bonds, the Company is required to purchase the bonds. When the bonds fail to be remarketed to investors, the Company is obligated to purchase the bonds at par. However the Company intends to remarket the bonds until maturity. During January and February of 2009, AWCC purchased these bonds because no buyer was willing to purchase the bonds at market rates. Buyers periodically purchased the bonds at market rates during January and February of 2009. Since the debt has been remarketed for periods no longer than one week and the Company cannot be certain remarketing will be successful, the debt is included in current portion of long-term debt at December 31, 2008. As of February 23, 2009, AWCC held all the bonds in treasury.
(b)

Bonds included in current portion of long-term debt at December 31, 2008. $24,860 of the total represents variable rate tax-exempt bonds which are remarketed every 7 days. These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. The remaining $8,560 represents variable rate tax-exempt bonds remarketed as for periods up to 270 days. See (a) above.

(c)	Includes capital lease obligations of $1,829 and $1,982 at December 31, 2008 and 2007, respectively. Lease payments of $171, $193, $215, $237, $122 and $891 will be made in 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.
(d)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

All the subsidiaries’ mortgage bonds and $791,390 of the subsidiaries’ private activity bonds and government funded debt is collateralized by utility plant.

Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets. Certain long term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. In addition, the Company has $1,104,902 of notes which include the right to redeem the notes in whole or in part from time to time subject to certain restrictions.

In 2007, the Company borrowed $1,750,000 from RWE and used the proceeds to redeem $1,750,000 of its 5.9% mandatory redeemable preferred stock.

Also during 2007, the Company issued senior notes in the principal amount of $2,117,000 and received equity contributions from RWE in the amount of $1,067,092. The Company used the proceeds from the senior notes and equity contributions to repay long-term and short-term RWE notes, repay outstanding commercial paper and for other corporate purposes amounting to $2,011,530, $624,446 and $548,116, respectively.

A portion of the RWE notes that were redeemed in 2007 were obtained for the use of certain of the Company’s regulated subsidiaries. These notes were redeemed early resulting in a difference of $8,655 between the book value of the RWE notes and the cash consideration required to extinguish the notes. As agreed with the applicable Regulators, the difference on extinguishment was deferred as a regulatory liability by the Company’s regulated subsidiaries and will be amortized to Interest, net over the remaining lives of the original RWE notes for periods ranging from 2014 to 2034. The amount amortized was $1,044 in 2008 and $531 in 2007.

The future sinking fund payments and maturities are as follows:

Year	Amount
2009	$175,822
2010	44,897
2011	35,087
2012	32,562
2013	112,099
Thereafter	4,359,768

The following long-term debt was issued in 2008:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes	6.25%	2018	$110,000
American Water Capital Corp.	Senior notes	6.55%	2023	90,000
American Water Capital Corp.	Senior notes	10.00%	2038	75,000
Other subsidiaries	State financing authority loans and other	1.00%-1.39%	2024-2025	4,941

Total issuances				$279,941

The following long-term debt and preferred stock with mandatory redemption requirements were repurchased or retired through optional redemption or payment at maturity during 2008:

Company	Type	Interest Rate	Maturity	Amount
Long-term debt
American Water Capital Corp.	Senior notes—fixed rate	6.87%	2011	$28,000
Other subsidiaries.	Senior notes—floating rate	6.48%-10.00%	2021-2032	144,725
Other subsidiaries	Fixed rate bonds and notes	5.05%-9.35%	2008-2029	61,065
Other subsidiaries	State financing authority loans and other	0.00%-9.87%	2008-2034	10,389

Preferred stock with mandatory redemption requirements
Other subsidiaries		4.60%-6.00%	2013-2019	218

Total retirements & redemptions				$244,397

Other subsidiaries fixed rate bonds and notes redemptions includes $2,832 of debt assumed by the purchaser in the Felton water system asset sale.

The $144,725 of senior notes redeemed in 2008 are held in treasury and can be re-marketed.

Gains from early extinguishment of debt included in Interest, net amounted to $0, $13,113 and $3,739 in 2008, 2007 and 2006, respectively.

Interest, net includes interest income of approximately $5,690, $10,985, and $4,254 at December 31, 2008, 2007 and 2006, respectively.

On February 4, 2009, American Water Capital Corp., the Company’s financing subsidiary, completed its public offering of $75,000 of 8.25% Senior Monthly Notes due 2038. The net proceeds of the offering were used to repay short term debt.

Note 12: Short-Term Debt

The components of short-term debt at December 31 are as follows:

	2008	2007
Revolving credit line	$437,000	$—
Commercial paper, net of $0 and $680 discount at 12/31/08 and 12/31/07, respectively	—	169,267
Book overdraft	42,010	42,198
Other short-term debt	—	9,049

Total short-term debt	$479,010	$220,514

AWCC had the following available capacity under its commercial paper program at December 31:

	2008	2007
Commercial paper program	$700,000	$700,000
Commercial paper program available capacity	700,000	530,053

AWCC has entered into an $840,000 senior unsecured credit facility syndicated among the following group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent:

Bank	Commitment Amount Through September 15, 2012	Commitment Amount Through September 15, 2013
JPMorgan Chase Bank, N.A.	$115,000	$—
Citibank, N.A.	115,000	115,000
Citizens Bank of Pennsylvania	80,000	80,000
Credit Suisse, Cayman Islands Branch	80,000	80,000
William Street Commitment Corporation	80,000	80,000
Merrill Lynch Bank USA	80,000	80,000
Morgan Stanley Bank	80,000	80,000
UBS Loan Finance LLC	80,000	80,000
National City Bank	50,000	50,000
PNC Bank, N.A.	40,000	40,000
The Bank of New York Mellon	40,000	—

	$840,000	$685,000

This revolving credit facility is principally used to support the commercial paper program at AWCC and to provide up to $150,000 million in letters of credit. On September 15, 2008, a majority of the banks agreed to further extend $685,000 of commitments under this revolving credit facility to September 15, 2013. On December 18, 2008, The Bank of New York Mellon joined the credit facility syndicate with a commitment amount of $40,000 through September 15, 2012. If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the default lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment, however the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will replace a defaulting lender.

At December 31, AWCC had the following sub-limits and available capacity under the credit facility.

	2008	2007
Letter of credit sublimit	$150,000	$150,000
Letter of credit available capacity	106,097	60,659

At December 31, 2008, the Company had $49,230 of outstanding letters of credit, $43,903 of which was issued under the revolving credit facility noted above.

The following table presents the short-term borrowing activity for AWCC for 2008 and 2007:

	2008	2007
Average borrowings	$291,821	$207,210
Maximum borrowings outstanding	570,429	720,964
Weighted average interest rates, computed on a daily basis	3.51%	5.49%
Weighted average interest rates, at December 31	0.75%	5.62%

Interest rates on advances under the credit facility are based on either prime or the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based upon credit ratings of the Company, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2008 was 0.56 to 1.00.

None of the Company’s borrowings are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under the Company’s credit facilities.

As part of the normal course of business, the Company routinely enters contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit the Company and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if the Company is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on its net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the Company’s situation at the time of the demand. If the Company can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient. The Company does not expect to post any collateral which will have a material adverse impact on the Company’s results of operations, financial position or cash flows.

AWCC has entered into a one year $10,000 committed revolving line of credit with PNC Bank, N.A. This line of credit will terminate on December 31, 2009 unless extended and is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of the financial institution or the applicable LIBOR rate for the term selected plus 200 basis points.

Note 13: General Taxes

Components of general tax expense from continuing operations for the years presented are as follows:

	2008	2007	2006
Gross receipts and franchise	$79,228	$71,360	$71,629
Property and capital stock	80,025	75,172	75,132
Payroll	31,060	28,406	27,853
Other general	8,826	8,315	10,451

	$199,139	$183,253	$185,065

Note 14: Income Taxes

Components of income tax expense from continuing operations for the years presented are as follows:

	2008	2007	2006
State income taxes
Current	$16,196	$16,135	$13,808
Deferred
Current	409	2,079	(977)
Non-current	10,332	(11)	4,950

	26,937	18,203	17,781

Federal income taxes
Current	1,522	30,213	—
Deferred
Current	1,973	9,382	(15,213)
Non-current	82,929	30,468	45,704
Amortization of deferred investment tax credits	(1,534)	(1,510)	(1,360)

	84,890	68,553	29,131

	$111,827	$86,756	$46,912

A reconciliation of income tax expense from continuing operations at the statutory federal income tax rate to actual income tax expense is as follows:

	2008	2007	2006
Income tax at statutory rate	$(157,708)	$(89,432)	$(38,128)
Increases (decreases) resulting from—
State taxes, net of federal taxes	17,509	11,832	11,558
Change in valuation allowance	(158)	(4,727)	(3,870)
Flow through differences	2,731	2,780	2,363
Amortization of deferred investment tax credits	(1,534)	(1,510)	(1,360)
Subsidiary preferred dividends	716	799	707
Impairment charges	252,158	171,247	74,177
Other, net	(1,887)	(4,233)	1,465

Actual income tax expense	$111,827	$86,756	$46,912

The following table provides the components of the net deferred tax liability from continuing operations at December 31:

	2008	2007
Deferred tax assets:
Advances and contributions	$539,165	$521,323
Deferred investment tax credits	12,973	13,495
Other postretirement benefits	102,371	71,124
Tax losses and credits	124,311	90,725
Pension benefits	187,498	119,523
Unamortized debt discount, net	26,718	29,569
Capital loss not utilized	6,165	6,992
Other	54,965	82,000

	1,054,166	934,751

Valuation allowance	(28,862)	(29,021)

	1,025,304	905,730

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	1,446,655	1,370,241
Income taxes recoverable through rates	76,159	76,998
Deferred security costs	5,358	6,980
Deferred business services project expenses	4,456	2,158
Deferred other postretirement benefits	51,145	17,637
Deferred pension benefits	88,768	40,308
Other	58,350	30,326

	1,730,891	1,544,648

	$(705,587)	$(638,918)

At December 31, 2008 and 2007, the Company recorded federal net operating loss (“NOL”) carryforwards of $239,654 and $91,554, respectively. The Company believes the federal NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company evaluated its ability to fully utilize the existing federal NOL carryforwards in light of the partial ownership change by RWE. Under Internal Revenue Code (“I.R.C.”) Section 382, an ownership change occurs if there is a greater than fifty percent (50%) change in equity ownership of a company over a three year period determined by reference to the ownership of persons holding five percent (5%) or more of that company’s equity securities. If a company undergoes an ownership change as defined by I.R.C. Section 382, the company’s ability to utilize its pre-change NOL carryforwards to offset post-change income may be limited.

The Company believes that the limitation imposed by I.R.C. Section 382 generally should not preclude use of its federal NOL carryforwards, assuming the Company has sufficient taxable income in future carryforward periods to utilize those NOL carryforwards. The Company’s federal NOL carryforwards do not begin expiring until 2025.

At December 31, 2008 and 2007, the Company recorded state NOL’s of $431,694 and $381,623, respectively, the majority of which are offset by a valuation allowance because the Company does not believe these NOL’s are more likely than not to be realized because the state NOL carryforwards began expiring in 2008.

At December 31, 2008 and 2007, the Company had Canadian NOL carryforwards of $17,528 and $20,155, respectively. The majority of these carryforwards are offset by a valuation allowance because the Company does not believe these NOL’s are more likely than not to be realized because the Canadian NOL carryforwards began expiring in 2008.

At December 31, 2008 and 2007, the Company had capital loss carryforwards for federal income tax purposes of $17,614 and $19,977, respectively. The Company has recognized a full valuation allowance for the capital loss carryforwards because the Company does not believe these losses are more likely than not to be recovered.

The Company files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S income tax examinations by tax authorities for years before 2003.

During 2006, the Company filed federal refund claims with the Internal Revenue Service (“IRS”). The majority of the Company’s refund claims were attributable to the carry back of NOL’s generated in 2003. The refund claims procedurally required approval by the Joint Committee of Taxation (“JCT”). The Company received notification from the IRS outlining their final findings from the audit to which the Company and IRS agreed. In the fourth quarter of 2008, the Company received approximately $28,652 in refunds excluding interest of $6,317.

The Company has state income tax examinations in progress and does not expect material adjustments to result.

The Company adopted FIN 48 effective January 1, 2007. The adoption did not have any impact to the Company’s opening balance of accumulated deficit in 2007 because the positions taken were adequately reserved. The Company’s gross FIN 48 liability, excluding interest and penalties, for unrecognized tax benefits decreased during 2008 as follows:

Balance at January 1, 2007	$2,202
Decreases relating to tax authority settlements	(36)
Decreases due to statute of limitations	(524)

Balance at December 31, 2007	1,642
Decreases due to lapse of statute of limitations	(291)

Balance at December 31, 2008	$1,351

The liability balance as of December 31, 2008 and 2007 does not include interest and penalties of $312 and $341, respectively, which is recorded as a component of income tax expense. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. If the Company sustains all of its positions at December 31, 2008 and 2007, an unrecognized tax benefit of $1,104 and $1,396, respectively, excluding interest and penalties, would impact the Company’s effective tax rate.

Note 15: Employee Benefits

Pension and Other Postretirement Benefits

The Company maintains noncontributory defined benefit pension plans covering eligible non-union employees of its regulated utility and shared services operations. Benefits under the plans are based on the employee’s years of service and compensation. The pension plans have been closed for any employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001 had their accrued benefit frozen and will be able to receive this benefit as a lump sum upon termination or retirement. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 are provided with a 5.25% of base pay defined contribution plan.

The Company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Pension plan assets are invested in a number of investments including equity and bond mutual funds, fixed income securities and guaranteed interest contracts with insurance companies.

Pension expense in excess of the amount contributed to the pension plans is deferred by certain regulated subsidiaries pending future recovery in rates charged for utility services as contributions are made to the plans. (See Note 7)

The Company also has several unfunded noncontributory supplemental non-qualified pension plans that provide additional retirement benefits to certain employees.

The Company maintains postretirement benefit plans providing varying levels of medical and life insurance to eligible retirees. The retiree welfare plans are closed for union employees hired on or after January 1, 2006. The plans had previously closed for non-union employees hired on or after January 1, 2002.

The Company’s policy is to fund postretirement benefit costs accrued. Plan assets are invested in equity and bond mutual funds.

The obligations of the plans are dominated by obligations for active employees. Because the timing of expected benefit payments is so far in the future and the size of the plan assets are small relative to the Company’s assets, the investment strategy is to allocate a large portion of assets to equities, which the Company believes will provide the highest return over the long-term period. The fixed income assets are invested in long duration debt securities in order to better match the duration of the plan liability.

The liabilities of the pension and other postretirement benefit plans were adjusted to their fair value at the time of the Acquisitions.

The Company periodically conducts an asset liability modeling study to ensure the investment strategy is aligned with the profile of the obligations. The long-term goals are to maximize the plan funded status and minimize contributions and pension expense, while taking into account the potential volatility risks on each of these items.

None of the Company’s securities are included in pension or other postretirement benefit plan assets. Combined plan assets of the benefit plan’s include approximately $500 of RWE securities at December 31, 2008.

The asset allocation for the Company’s U.S. pension plan at December 31, 2008 and 2007 by asset category, are as follows:

	Target Allocation 2008	Percentage of Plan Assets At December 31,
Asset category		2008	2007
Equity securities	70%	70%	60%
Fixed income	30%	30%	40%

Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The Company’s other postretirement benefit plans are partially funded. The asset allocation for the Company’s other postretirement benefit plans at December 31, 2008 and 2007, by asset category, are as follows:

Asset category	Target Allocation 2008	Percentage of Plan Assets At December 31,
		2008	2007
Equity securities	70%	70%	61%
Fixed income	30%	30%	39%

Total	100%	100%	100%

The postretirement benefit plan assets are invested in a manner consistent with the pension plan investment policy.

The following table provides a rollforward of the changes in the benefit obligation and plan assets for the most recent two years for all plans combined:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at January 1	$916,994	$892,857	$451,944	$426,294
Service cost	26,207	25,611	12,425	12,683
Interest cost	58,195	53,288	28,197	25,383
Plan participants’ contributions	—	—	1,803	1,682
Amendments	850	—	—	—
Actuarial (gain) loss	46,988	(23,284)	2,426	5,656
Special termination benefits	—	93	—	—
Gross benefits paid	(32,345)	(31,571)	(22,669)	(21,300)
Federal subsidy	—	—	1,616	1,546

Benefit obligation at December 31	$1,016,889	$916,994	$475,742	$451,944

Change in Plan Assets
Fair value of plan assets at January 1	$626,272	$578,280	$293,392	$281,390
Actual return on plan assets	(158,322)	25,535	(65,400)	4,403
Employer contributions	77,678	54,028	27,375	27,217
Plan participants’ contributions	—	—	1,803	1,682
Benefits paid	(32,345)	(31,571)	(22,669)	(21,300)

Fair value of plan assets at December 31	$513,283	$626,272	$234,501	$293,392

Funded status at December 31	$(503,606)	$(290,722)	$(241,241)	$(158,552)
Amounts recognized in the balance sheet consist of:
Current liability	$(1,544)	$(1,609)	$(48)	$(44)
Noncurrent liability	(502,062)	(289,113)	$(241,193)	(158,508)

Net amount recognized	$(503,606)	$(290,722)	$(241,241)	$(158,552)

The following table provides the components of the Company’s accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Net actuarial loss (gain)	$334,934	$77,927	$143,907	$53,627
Prior service cost (credit)	1,722	1,053	(13,301)	(14,482)
Transition obligation (asset)	—	—	694	867

Net amount recognized	$336,656	$78,980	$131,300	$40,012

Regulatory assets	$198,506	$45,933	$131,300	$40,012
Accumulated other comprehensive income	138,150	33,047	—	—

	$336,656	$78,980	$131,300	$40,012

At December 31, 2008 and 2007, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2008	2007
Projected benefit obligation	$1,017,000	$917,000
Fair value of plan assets	513,000	626,000

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2008	2007
Accumulated benefit obligation	$887,000	$793,000
Fair value of plan assets	513,000	626,000

The accumulated postretirement benefit obligation exceeds plan assets for all of the Company’s other postretirement benefit plans.

In August 2006, the Pension Protection Act (“PPA”) was signed into law in the U.S. The PPA replaces the funding requirements for defined benefit pension plans by requiring that defined benefit plans contribute to a 100% of the current liability funding target over 7 years. Defined benefit plans with a funding status of less than 80% of the current liability are defined as being “at risk” and additional funding requirements and benefit restrictions may apply. The PPA was effective for the 2008 plan year with short-term phase-in provisions for both the funding target and at-risk determination. The Company’s qualified defined benefit plan is currently funded above the at-risk threshold, and therefore the Company expects that the plans will not be subject to the “at risk” funding requirements of the PPA. The Company is proactively monitoring the plan’s funded status and projected contributions under the new law to appropriately manage the potential impact on cash requirements.

Minimum funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. The Company plans to contribute at least amounts equal to the minimum required contributions in 2009 to the qualified pension plans. The Company plans to contribute its 2009 other postretirement benefit cost to its Voluntary Employee’s Benefit Association Trust.

Information about the expected cash flows for the pension and postretirement benefit plans is as follows:

	Pension Benefits	Other Benefits
2009 expected employer contributions
To plan trusts	$84,200	$41,636
To plan participants	1,544	48

The Company made 2009 contributions to fund pension benefits and other benefits of $17,100 and $10,409, respectively through February 2009.

The following table reflects the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2009	$38,114	$21,511	$1,691
2010	41,626	24,220	1,845
2011	45,376	27,218	1,982
2012	49,519	29,849	2,169
2013	54,005	32,562	2,360
2014 - 2018	347,870	203,348	14,660

Because the above amounts are net benefits, plan participants’ contributions have been excluded from the expected benefits.

Accounting for pensions and other postretirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover and medical costs. Each assumption is reviewed annually. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of pension and other postretirement benefit expense that the Company recognizes.

The significant assumptions related to the Company’s pension and other postretirement benefit plans are as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine December 31 benefit obligations
Discount rate	6.12%	6.27%	5.90%	6.09%	6.20%	5.90%
Rate of compensation increase	4.00%	4.25%	4.25%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 8% in 2009 to 5% in 2015+	graded from 8% in 2008 to 5% in 2014+	graded from 9% in 2007 to 5% in 2011+

Weighted-average assumptions used to determine net periodic cost
Discount rate	6.27%	5.90%	5.65%	6.20%	5.90%	5.65%
Expected return on plan assets	7.90%	8.00%	8.25%	7.75%	7.38%	7.95%
Rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 8% in 2008 to 5% in 2014+	graded from 9% in 2007 to 5% in 2011+	graded from 10% in 2006 to 5% in 2011+

N/A—Assumption is not applicable.

The discount rate assumption was determined for the pension and postretirement benefit plans independently. A yield curve was developed for a universe containing the majority of U.S.—issued Aa—graded corporate bonds, all of which were non callable (or callable with make-whole provisions). For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolios. Assumed projected rates of return for each of the plans’ projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns and for the effect of expenses paid from plan assets. The Company’s pension expense increases as the expected return on assets decreases.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one -percentage -point change in assumed health care cost trend rates would have the following effects:

	One - Percentage- Point Increase	One - Percentage- Point Decrease
Effect on total of service and interest cost components	$6,226	$(5,100)
Effect on other postretirement benefit obligation	$59,525	$(49,853)

The following table provides the components of net periodic benefit costs for the years ended December 31:

	2008	2007	2006
Components of net periodic pension benefit cost
Service cost	$26,206	$25,611	$24,308
Interest cost	58,195	53,288	49,622
Expected return on plan assets	(51,701)	(47,052)	(42,304)
Amortization of:
Prior service cost (credit)	181	127	494
Actuarial (gain) loss	5	262	1,482

Periodic pension benefit cost	$32,886	$32,236	$33,602

Special termination pension benefit charge	—	93	373
Curtailment charge	—	—	971
Settlement charge (credit)	—	—	65

Net periodic pension benefit cost	$32,886	$32,329	$35,011

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax
Amortization of prior service credit (cost)	$(26)	$(36)
Current year actuarial (gain) loss	64,139	(924)
Amortization of actuarial gain (loss)	(1)	(72)

Total recognized in other comprehensive income	$64,112	$(1,032)

Total recognized in net periodic benefit cost and comprehensive income	$96,998	$31,297

Components of net periodic other postretirement benefit cost
Service cost	$12,425	$12,683	$11,613
Interest cost	28,197	25,383	24,348
Expected return on plan assets	(23,002)	(21,065)	(19,689)
Amortization of:
Transition obligation (asset)	173	173	173
Prior service cost (credit)	(1,180)	(1,180)	(1,145)
Actuarial (gain) loss	810	—	2,011

Periodic other postretirement benefit cost	$17,423	$15,994	$17,311

Curtailment charge	—	—	(18)

Net periodic other postretirement benefit cost	$17,423	$15,994	$17,293

The Company’s policy is to recognize curtailments when the total expected future service of plan participants is reduced by greater than 10% due to an event that results in terminations and/or retirements. The Company reflected curtailments in 2006 due to a significant number of aggregate terminations and retirements at one of its subsidiaries.

The estimated amounts that will be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost in 2009 are as follows:

	Pension Benefits	Other Benefits
Actuarial (gain) loss	$23,968	$9,155
Prior service cost (credit)	182	(1,181)
Transition obligation (asset)	—	173

Total	$24,150	$8,147

Savings Plans for Employees

The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006 the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company expensed contributions to the plans totaling $7,789 for 2008, $7,305 for 2007 and $6,898 for 2006. All of the Company’s contributions are invested in one or more funds at the direction of the employee.

Long-Term Incentive Plan

The Company participated in a RWE long-term incentive plan for executives (“RWE LTIP”). Under the RWE LTIP, Company employees were granted 120,004 performance shares of RWE common stock which vested over three years beginning January 1, 2005. Subject to the vesting provisions, the performance shares were payable in cash. In accordance with SFAS 123(R), the performance shares were accounted for as a liability. Participants received their awards in cash in 2008. No expense was recognized related to these shares during 2008 and no liability remains at December 31, 2008. The Company recorded a liability of $8,398 related to the performance shares at December 31, 2007, which was included in Other current liabilities. For the years ended December 31, 2007 and 2006, the Company recognized approximately $4,127 and $2,604, respectively, of share-based compensation expense related to the performance shares in operation and maintenance expense.

Retention Bonuses

The Company established a retention bonus program that was intended to retain employees in key leadership roles through the timely completion of the IPO. If a participant remained employed by the Company through March 31, 2008, the participant received a cash bonus based on a predetermined percentage of his or her base salary in effect on January 1, 2006, or his or her hire date, if he or she was hired after January 1, 2006. Participants received their awards in cash in 2008. For the years ended December 31, 2008, 2007, and 2006, the Company recognized approximately $455, $2,498, and $2,907, respectively, of expense related to the retention bonuses in operation and maintenance expense.

Completion Bonuses

The Company offered a completion bonus to reward selected senior executives for their contributions to the IPO process. Each eligible executive was entitled to receive a cash bonus based on a predetermined percentage of his or her base salary in effect on December 31, 2007, or his or her hire date, if he or she was hired after January 1, 2006. Participants received their awards in cash in 2008. For the years ended December 31, 2008, 2007, and 2006, the Company recognized approximately $749, $832, and $1,750, respectively, of expense related to the completion bonuses in operation and maintenance expense.

Note 16: Commitments and Contingencies

OMI/Thames Water Stockton, Inc. (“OMI/TW”) is a 50/50 joint venture between a subsidiary of the Company and Operations Management International, Inc. (“OMI”). In February 2003, OMI/TW and the City of Stockton California (the “City”) entered into a 20-year service contract for capital improvements and management services of water, wastewater and storm water utilities. By mutual agreement, OMI/TW and the City of Stockton terminated the contract effective February 29, 2008 (the “Termination Date”). Upon termination, responsibility for management and operation of the system was returned to the City. OMI/TW agreed to provide a limited twelve-month warranty relating to certain components of the facilities that OMI/TW constructed (the “WW39 Plant”), which expired on December 31, 2008. OMI/TW also agreed to correct any latent defects relating to significant deficiencies in the structural components of certain capital improvements discovered prior to November 15, 2009, if any. Additionally OMI/TW committed to pay for certain employee transition costs and assumed financial responsibility for regulatory fines levied through the Termination Date, if any, resulting from OMI/TW’s failure to comply with applicable National Pollutant Discharge Elimination System permit requirements and/or incidents traced to design defects in the WW39 Plant. During 2007, the California State Water Resources Control Board issued a notice of violation and a corresponding Settlement Communication related to a discharge into an adjacent river. OMI/TW is responsible for any fines that may result from the Settlement Communication. Given the uncertainties related to resolving the remaining issues described above and financial settlement with OMI, the Company has a loss reserve of approximately $1,300 and $4,000 at December 31, 2008 and 2007, respectively.

The Company, through a subsidiary, holds a 50% interest in American Water-Acciona Agua LLC (formerly American Water-Pridesa LLC) (“AW-Acciona”) a Delaware limited liability company. Acciona Agua Corporation (USA) holds the remaining 50% interest. In December 2007, AW-Acciona completed construction of a water filtration plant for total construction costs of approximately $32,000. Generally, as part of the contractual terms relating to construction contracts, the Company provides a one-year construction warranty period. As of December 31, 2008, no claims have been made related to this warranty which expired November 27, 2008.

The Company is also routinely involved in condemnation proceedings and legal actions incident to the normal conduct of its business. At December 31, 2008, the Company has accrued approximately $4,600 as probable costs and it is reasonably possible that additional losses could range up to $21,500 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2053 and 2059 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,184,999 and $496,872 at December 31, 2008 and 2007, respectively. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2009 and 2038 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,103,839 and $1,178,778 at December 31, 2008 and 2007, respectively. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Included in the military services performance commitment at December 31, 2008 are contracts the Company was awarded during September 2008 for operation and maintenance of the water and wastewater systems at Army installations at Fort Hood, Texas and Fort Polk, Louisiana. According to the agreements, the awards of the contracts are estimated at approximately $329,000 and $348,000, respectively, over a 50-year period as measured by gross contract revenue subject to price redeterminations and customary federal contracting termination provisions. Federal contract price redetermination is a mechanism to periodically adjust the service fee in subsequent periods to reflect changes in contract obligations and market conditions.

Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $268,989 at December 31, 2008.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. The Company’s subsidiaries purchased water expense under these types of agreements amounted to approximately $95,739, $92,403, and $85,345 during the years ended December 31, 2008, 2007, and 2006, respectively. The estimated annual commitment related to the minimum quantities of water purchased is expected to approximate $44,938 in 2009, $45,910 in 2010, $46,673 in 2011, $47,636 in 2012, $43,031 in 2013 and $533,635 thereafter.

Note 17: Net Loss per Common Share

Basic net loss per common share, loss from discontinued operations, net of tax, per common share and loss from continuing operations per common share are based on the weighted average number of common shares outstanding. Outstanding shares consist of issued shares less treasury stock. Diluted net loss per common share, loss from discontinued operations, net of tax, per common share and loss from continuing operations per common share are based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock, restricted stock units, stock options and the employee stock purchase plan. The dilutive effect of restricted stock, restricted stock units, stock options, and the employee stock purchase plan is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock and restricted stock units, exercise of the stock options and purchases under the employee stock purchase plan. The following table sets forth the components of basic and diluted earnings per share and shows the effect of the common stock equivalents on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Years Ended December 31,
	2008	2007	2006
Numerator
Loss from continuing operations	$(562,421)	$(342,275)	$(155,850)
Loss from discontinued operations, net of tax	—	(551)	(6,393)

Net loss	$(562,421)	$(342,826)	$(162,243)

Denominator
Average common shares outstanding—basic	159,967	160,000	160,000
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock units	—	—	—
Employee stock purchase plan	—	—	—

Average common shares outstanding—diluted	159,967	160,000	160,000

Options to purchase 926 shares of the Company’s common stock, 119 restricted stock units, and 33 shares under the employee stock purchase plan were excluded from the calculation of diluted common shares outstanding because they are anti-dilutive at December 31, 2008. There were also 1,134 stock options and 148 restricted stock units which were excluded from the calculation of diluted common shares outstanding because certain performance conditions were not satisfied as of December 31, 2008. The Company had no potentially dilutive shares for the years ending December 31, 2007 and 2006, respectively.

On November 5, 2007, the Company’s Board of Directors authorized 500,000 shares of common stock, par value $.01 per share and declared a one hundred and sixty thousand-for-one common stock split effective November 7, 2007 for all common shares outstanding. The Company’s par value of $1.00 per share changed to $.01 per share and $1,599 was transferred from paid-in capital to common stock to record the split. All share and per share data for all periods presented have been restated to give effect to the stock split.

Note 18: Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Current assets and current liabilities: The carrying amount reported in the Consolidated Balance Sheets for current assets and current liabilities, including revolving credit debt due to the short-term maturities and variable interest rates, approximates their fair values.

Preferred stock with mandatory redemption requirements and long-term debt: The fair values of preferred stock with mandatory redemption requirements and long-term debt are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a US Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for US Utility BBB+ debt securities. The Company used these yield curve assumptions to derive a base yield and then adjusted the base yield for specific features of the debt securities of call features, coupon tax treatment and collateral.

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments at December 31 are as follows:

2008	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,368	$23,887
Long-term debt (excluding capital lease obligations)	4,797,838	4,430,117

2007	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,514	$25,264
Long-term debt (excluding capital lease obligations)	4,769,092	4,653,765

Adoption of SFAS 157

Effective January 1, 2008, the Company partially adopted SFAS No. 157, which primarily requires expanded disclosure for assets and liabilities recorded on the balance sheet at fair value. As permitted by FSP FAS 157-2, the Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as goodwill and asset retirement obligations until January 1, 2009.

To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities, exchange-based derivatives, mutual funds and money market funds.

•

Level 2—inputs other than quoted prices included within level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchanged-based derivatives, commingled investment funds not subject to purchase and sale restrictions and fair-value hedges.

•

Level 3—unobservable inputs, such as internally-developed pricing models for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds subject to purchase and sale restrictions.

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2008:

	At Fair Value as of December 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—
Restricted funds	11,053	—	—	11,053
Rabbi trust investments	—	3,562	—	3,562
Deposits	10,958	—	—	10,958

Total assets	22,011	3,562	—	25,573

Liabilities:
Deferred compensation obligation	—	7,741	—	7,741

Total liabilities	—	7,741	—	7,741

Total net assets (liabilities)	$22,011	$(4,179)	$—	$17,832

Restricted funds – The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Restricted funds expected to be released within twelve months subsequent to year-end are classified as current.

Rabbi trust investments – The Company’s rabbi trust investments consist primarily of fixed income investments from which supplemental executive retirement plan benefits are paid. The Company includes these assets in other long-term assets.

Deposits – Deposits includes escrow funds and certain other deposits held in trust. The Company includes cash deposits in other current assets.

Deferred compensation obligations – The Company’s deferred compensation plans allow participants to defer certain cash compensation into notional investment accounts. The Company includes such plans in other long-term liabilities. The value of the Company’s deferred compensation obligations is based on the market value of the participants’ notional investment accounts. The notional investments are comprised primarily of mutual funds, which are based on observable market prices.

Note 19: Operating Leases

The Company has entered into operating leases involving certain facilities and equipment. Rental expenses under operating leases were $36,200 for 2008, $34,946 for 2007 and $36,136 for 2006. The operating leases for facilities will expire over the next 20 years and the operating leases for equipment will expire over the next five years. Certain operating leases have renewal options ranging from one to five years.

At December 31, 2008, the minimum annual future rental commitment under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are $32,342 in 2009, $28,474 in 2010, $22,313 in 2011, $16,836 in 2012, $12,144 in 2013 and $122,904 thereafter.

The Company has a series of agreements with various public entities (the “Partners”) to establish certain joint ventures, commonly referred to as “public-private partnerships”. Under the public-private partnerships, the Company constructed utility plant, financed by the Company, and the Partners constructed utility plant (connected to the Company’s property), financed by the Partners. The Company agreed to transfer and convey some of its real and personal property to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”), issued by the Partners under a state Industrial Development Bond and Commercial Development Act. The Company leased back the total facilities, including portions funded by both the Company and the Partners, under leases for a period of 40 years.

The leases related to the portion of the facilities funded by the Company have required payments from the Company to the Partners that approximate the payments required by the terms of the IDBs from the Partners to the Company (as the holder of the IDBs). As the ownership of the portion of the facilities constructed by the Company will revert back to the Company at the end of the lease, the Company has recorded these as capital leases. In accordance with Financial Accounting Standards Board Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts”, the lease obligation and the receivable of the principal amount of the IDBs is presented by the Company on a net basis. The carrying value of the facilities funded by the Company recognized as a capital lease asset was $160,997 and $161,803 at December 31, 2008 and 2007, respectively, which is presented within Utility Plant. The future payments under the lease obligation are equal to and offset by the payments receivable under the IDBs.

At December 31, 2008, the minimum annual future rental commitment under the operating leases for the portion of the facilities funded by the Partners that have initial or remaining non-cancelable lease terms in excess of one year included in the proceeding minimum annual rental commitments are $3,477 in 2009, $3,497 in 2010, $3,500 in 2011 through 2013, and $103,348 thereafter.

Note 20: Related Party Transactions

The Company’s consolidated statement of operations for the year ended December 31, 2006 reflects expense allocations for some central corporate functions historically provided by Thames Water, including information systems, human resources, accounting and treasury activities and legal services. These allocations reflect expenses specifically identifiable as relating to the Company’s business as well as the Company’s share of expenses allocated based on capital employed, capital expenditures, headcount, revenues, production volumes, fixed costs, environmental accruals or other methods management considers to be reasonable. During the transition to a separate, stand-alone company, the Company has developed or obtained additional in-house capabilities related to these functions, and therefore there were no such expense allocations in 2008 or in 2007 from RWE or its affiliates.

Thames Water Plc, formerly an affiliate and wholly owned subsidiary of RWE, provided certain management services to the Company which amounted to $0 in 2008 and 2007 and $1,386 in 2006.

Thames Water International Services Limited, formerly an affiliate and wholly owned subsidiary of RWE, provided services of expatriate employees to the Company which amounted to $0 in 2008 and 2007 and $1,763 in 2006.

Interest on the Company’s borrowings with RWE amounted to $0, $26,797, and $131,005 in 2008, 2007 and 2006, respectively.

TWILUX, an affiliate and wholly owned subsidiary of RWE, was the holder of $1,750,000 of the Company’s preferred stock. Preferred dividends included in interest expense amounted to $0, $74,569, and $103,270 in 2008, 2007 and 2006, respectively. The preferred stock was redeemed in 2007 utilizing the proceeds from $1,750,000 in variable rate borrowings from RWE. The variable rate borrowings from RWE were subsequently redeemed with proceeds from the senior notes issuance. (See Note 11)

The Company maintains agreements with both public and private water providers for the purchase of water to supplement water supply, particularly during periods of peak demand. The President and CEO of the Company is a Commissioner of one of these water providers. The Company purchased approximately $16,150, $16,793, and $16,374 of water from this provider in the years ended December 31, 2008, 2007 and 2006, respectively. The minimum purchase quantity amounts are known and the rates are set annually. Assuming an annual inflationary rate adjustment of 3.5%, the estimated commitments related to the minimum quantities of purchased water under these agreements are $15,448 in 2009, $15,988 in 2010, $16,548 in 2011, $17,127 in 2012, $17,726 in 2013 and $284,096 thereafter.

Note 21: Discontinued Operations

Based on management’s ongoing evaluation of the non-regulated businesses, it was determined that the Company’s U.S. Residuals and Underground businesses were not meeting growth expectations and were not considered core businesses of the Company’s operations. Accordingly, the Company sold these businesses. As a result of these sales, the Company recorded a net gain/loss of $0 in 2008 and 2007 and a net loss of $1,001 in 2006.

In 2006, the Company sold a group of assets of the Residuals business for $2,500 and reported the related operations within discontinued operations. In June 2007, the Company sold another component of Residuals business for $9,660. The Company completed the sale of this component in 2007.

The Company’s Underground business was sold for $27,651 in 2006. As a result of the sale, the Company recorded a loss of $1,001 in 2006.

A summary of discontinued operations presented in the Consolidated Statements of Operations include the following:

	2007	2006
Operating revenues	$7,128	$59,872

Operating expenses
Operation, maintenance and depreciation	7,071	60,297
Impairment charges	—	6,117

Total operating expenses, net	7,071	66,414

Operating income (loss)	57	(6,542)

Other income (deductions)
Interest, net	56	322
Other, net	(749)	1,875

Total other income (deductions)	(693)	2,197

Loss before income taxes	(636)	(4,345)
Provision for income taxes	(85)	1,047

Loss from operations	(551)	(5,392)
Loss on sale, net of tax benefit	—	(1,001)

Loss from discontinued operations	$(551)	$(6,393)

There were no assets or liabilities classified as discontinued operations in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007, respectively.

Note 22: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as the Regulated Businesses and Non-regulated Businesses segments. The Company’s chief operating decision maker regularly reviews the operating results of the Regulated and Non-regulated Businesses segments to assess segment performance and allocate resources. The evaluation of segment performance and the allocation of resources are based on several measures. The measure that is most consistent with that used by management is adjusted earnings before interest and income taxes from continuing operations (“Adjusted EBIT”). Management has grouped the Company’s businesses into its Regulated and Non-regulated Businesses segments based upon the products and services they provide and whether they function under the rules and regulations of the public utility regulatory environment.

The Regulated Businesses segment includes the Company’s 23 utility subsidiaries that provide water and wastewater services to customers in 20 U.S. states. With the exception of one company, each of these public utility subsidiaries is subject to regulation by public utility commissions and local governments. In addition to providing similar products and services and being subject to the public utility regulatory environment, each of the regulated subsidiaries has similar economic characteristics, production processes, types and classes of customers and water distribution or wastewater collection processes. Each of these companies is also subject to both federal and state regulation regarding the quality of water distributed and the discharge of wastewater residuals.

The Non-regulated Businesses segment is comprised of non-regulated businesses that provide a broad range of non-regulated water and wastewater services and products including homeowner water and sewer line maintenance services, water and wastewater facility operations and maintenance services, granular carbon technologies and products for cleansing water and wastewater, wastewater residuals management services and water and wastewater facility engineering services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Regulated and Non-regulated Businesses segment information includes intercompany costs that are allocated by American Water Works Service Company, Inc. and intercompany interest that is charged by AWCC, which are eliminated to reconcile to the consolidated results of operations. Inter-segment revenues, which are primarily recorded at cost plus mark-up that approximates current market prices, include carbon regeneration services and leased office space, furniture and equipment provided by the Company’s non-regulated subsidiaries to its regulated subsidiaries. Other includes corporate costs which are not allocated to the Company’s subsidiaries, eliminations of inter-segment transactions, and fair value adjustments and associated income and deductions related to the Acquisitions which have not been allocated to the segments for evaluation of segment performance and allocation of resource purposes. The adjustments related to the Acquisitions are reported in Other, as they are excluded from segment performance measures evaluated by management. The following table includes the Company’s summarized segment information:

	As of or for the Year Ended December 31, 2008
	Regulated	Non-regulated	Other	Consolidated
Net operating revenues	$2,082,740	$272,186	$(17,998)	$2,336,928
Depreciation and amortization	254,803	5,858	10,600	271,261
Impairment charges	—	—	750,000	750,000
Total operating expenses, net	1,554,731	248,425	720,668	2,523,824
Adjusted EBIT (1)	531,774	26,307
Total assets	10,941,133	244,891	2,045,794	13,231,818
Capital expenditures	971,886	36,920	—	1,008,806

	As of or for the Year Ended December 31, 2007
	Regulated	Non-regulated	Other	Consolidated
Net operating revenues	$1,987,565	$242,678	$(16,028)	$2,214,215
Depreciation and amortization	254,998	10,295	2,042	267,335
Impairment charges	—	—	509,345	509,345
Total operating expenses, net	1,490,794	225,600	482,692	2,199,086
Adjusted EBIT (1)	500,088	23,579
Total assets	10,180,482	280,692	2,490,153	12,951,327
Capital expenditures	738,824	11,986	—	750,810

	As of or for the Year Ended December 31, 2006
	Regulated	Non-regulated	Other	Consolidated
Net operating revenues	$1,854,618	$248,451	$(10,002)	$2,093,067
Depreciation and amortization	243,311	13,990	1,880	259,181
Impairment charges	—	—	221,685	221,685
Total operating expenses, net	1,387,418	253,850	199,286	1,840,554
Adjusted EBIT (1)	468,701	(4,725)
Total assets	9,439,975	339,761	3,003,323	12,783,059
Capital expenditures	656,155	26,708	—	682,863

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to loss from continuing operations before income taxes:

	For the Year Ended December 31, 2008
	Regulated	Non-regulated	Total Segments
Adjusted EBIT	$531,774	$26,307	$558,081
Add:
Allowance for other funds used during construction	14,497	—	14,497
Allowance for borrowed funds used during construction	8,171	—	8,171
Less:
Interest, net	(227,384)	2,958	(224,426)
Preferred dividends of subsidiaries	(225)	—	(225)
Amortization of debt expense	(5,346)	—	(5,346)

Segments income from continuing operations before income taxes	$321,487	$29,265	350,752
Impairment charges			(750,000)
Interest, net			(60,729)
Other			9,383

Loss from continuing operations before income taxes			$(450,594)

	For the Year Ended December 31, 2007
	Regulated	Non-regulated	Total Segments
Adjusted EBIT	$500,088	$23,579	$523,667
Add:
Allowance for other funds used during construction	7,759	—	7,759
Allowance for borrowed funds used during construction	3,449	—	3,449
Less:
Interest, net	(219,371)	(8,629)	(228,000)
Preferred dividends of subsidiaries	(225)	—	(225)
Amortization of debt expense	(5,169)	—	(5,169)

Segments income from continuing operations before income taxes	$286,531	$14,950	301,481
Impairment charges			(509,345)
Interest, net			(55,165)
Other			7,510

Loss from continuing operations before income taxes			$(255,519)

	For the Year Ended December 31, 2006
	Regulated	Non-regulated	Total Segments
Adjusted EBIT	$468,701	$(4,725)	$463,976
Add:
Allowance for other funds used during construction	5,980	—	5,980
Allowance for borrowed funds used during construction	2,652	—	2,652
Less:
Interest, net	(209,589)	(12,163)	(221,752)
Preferred dividends of subsidiaries	(273)	—	(273)
Amortization of debt expense	(5,196)	—	(5,196)

Segments income from continuing operations before income taxes	$262,275	$(16,888)	245,387
Impairment charges			(221,685)
Interest, net			(144,218)
Other			11,578

Loss from continuing operations before income taxes			$(108,938)

Note 23: Felton Water System Asset Sale

In September of 2008, the Company’s California subsidiary completed its transfer of ownership of the Felton water system to the San Lorenzo Valley Water District (“SLVWD”). Under the terms of the agreement, SLVWD paid $13,400 for the operating assets of the water system that serves approximately 1,330 customers. The payment included a $10,568 cash payment and the assumption of $2,832 in debt. Including goodwill, the Company recognized a loss of $381 on the sale of these assets. (See Note 8)

Note 24: Unaudited Quarterly Data

The following table sets forth certain supplemental unaudited consolidated quarterly financial data for each of the twelve quarters in the period ended December 31, 2008. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$506,815	$589,369	$672,193	$568,551
Operating income (loss)	(670,358)	142,658	211,754	129,050
Income (loss) from continuing operations	(732,484)	45,498	88,158	36,407
Net income (loss)	(732,484)	45,498	88,158	36,407
Basic and diluted earnings (loss) per common share	$(4.58)	$0.28	$0.55	$0.23

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$468,544	$558,733	$633,117	$553,821
Operating income (loss)	73,318	151,490	(54,615)	(155,064)
Income (loss) from continuing operations	2,429	49,985	(160,117)	(234,572)
Income (loss) from discontinued operations	256	(807)	—	—
Net income (loss)	2,685	49,178	(160,117)	(234,572)
Basic and diluted earnings (loss) per common share	$0.02	$0.31	$(1.00)	$(1.47)

Amounts may not sum due to rounding.

Income (loss) from continuing operations includes impairment losses of $750,000, $266,000 and $243,345 in the first quarter of 2008, fourth quarter of 2007 and third quarter of 2007, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

American Water Works Company, Inc. maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company was not required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related SEC rules and regulations to perform an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. While we were not required to conduct a Section 404 evaluation, as of December 31, 2008, we identified a material weakness in our internal control over financial reporting relating to controls over maintenance of contracts and agreements. Specifically, effective controls did not exist to ensure the accuracy and completeness of accounting and disclosure for such contracts and agreements.

Such deficiency could result in misstated consolidated financial statements affecting results of operations, financial position, cash flows and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008. Nevertheless, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Due to a transition period established by the rules of the SEC for newly public companies, this Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or attestation report of the company’s registered public accounting firm.

Plan for Remediation of Material Weakness

We believe that we have taken the appropriate actions to remediate the material weakness described above by (1) conducting training on controls over maintenance of contracts and agreements for personnel, (2) hiring additional resources, and (3) designing and implementing new policies, procedures and controls. We believe this material weakness will remain until we have had sufficient experience with the sustainability of the controls at the levels at which they have been operating as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Executive Officers and Executive Compensation”, “Nominees for Election as Directors”, “Information Relative to the Board of Directors and Certain of its Committees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics and Corporate Governance Guidelines”.

We have adopted a Code of Ethics, which applies to directors and employees. The full text of the Code of Ethics is publicly available on our website at http://www.amwater.com. We intend to post on our website any amendments to certain provisions of our Code of Ethics and any waivers of such provisions granted to principal officers.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, under the captions entitled “Executive Compensation”, Compensation Discussion and Analysis”, “Compensation Committee Report” and “Director Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, under the caption entitled “Security Ownership of Principal Stockholders and Management” and the “Equity Compensation Plan” table appearing under the caption “Long-Term Equity Incentive Compensation”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, under the captions entitled “Certain Relationships and Related Transactions” and “Director Independence”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, under the caption entitled “Independent Registered Public Accounting Fees and Services”.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted since they are either not required, not applicable as the information is otherwise included in the financial statements on notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

AMERICAN WATER WORKS COMPANY, INC.

By:	/s/ DONALD L. CORRELL

Donald L. Correll
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 27th day of February, 2009 by the following persons in the capacities indicated.

/S/ DONALD L. CORRELL Donald L. Correll President and Chief Executive Officer (Principal Executive Officer and Director)	/S/ RICHARD R. GRIGG Richard R. Grigg (Director)

/S/ ELLEN C. WOLF Ellen C. Wolf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ JULIA L. JOHNSON Julia L. Johnson (Director)

/S/ GEORGE MACKENZIE George MacKenzie (Director)	/S/ WILLIAM J. MARRAZZO William J. Marrazzo (Director)

/S/ MARTHA CLARK GOSS Martha Clark Goss (Director)	/S/ DR. ROLF POHLIG Dr. Rolf Pohlig (Director)

/S/ DR. MANFRED DÖSS Dr. Manfred Döss (Director)	/S/ ANDREAS G. ZETZSCHE Andreas G. Zetzsche (Director)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of September 16, 2001, among RWE Aktiengesellschaft, Thames Water Aqua Holdings GmbH, Apollo Acquisition Company and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

2.2

Separation Agreement by and among RWE Aktiengesellschaft and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.2 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.2

Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

4.1

Indenture, dated as of October 22, 2007 between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

4.2	Indenture between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December 3, 2008).

4.3	Note Purchase Agreement, as amended, dated as of December 21, 2006, by and between American Water Capital Corp. and the Purchasers named therein for purchase of $101,000,000 5.39% Series A Senior Notes due 2013, $37,500,000 5.52% Series B Senior Notes due 2016, $329,500,000 5.62% Series C Senior Notes due 2018 and $432,000,000 5.77% Series D Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

4.4	Note Purchase Agreement, as amended, dated as of March 29, 2007, by and between American Water Capital Corp. and the Purchasers named therein for purchase of $100,000,000 5.62% Series E Senior Notes due 2019 and $100,000,000 5.77% Series F Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

4.5	Note Purchase Agreement, dated May 15, 2008, by and between AWCC and the Purchasers named therein for purchase of $110,000,000 6.25% Series G Senior Notes due 2018 and $90,000,000 6.55% Series H Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 19, 2008).

9.1	Exchange and Registration Rights Agreement, dated as of October 22, 2007, between American Water Capital Corp., American Water Works Company, Inc. and Citigroup Global Markets Inc, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several purchasers (incorporated by reference to Exhibit 4.5 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

Exhibit Number	Exhibit Description
9.2	Registration Rights Agreement by and among American Water Works Company, Inc., RWE Aktiengesellschaft and RWE Aqua Holdings GmbH (incorporated by reference to Exhibit 9.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.1	Credit Agreement, dated as of September 15, 2006, among American Water Capital Corp., the Lenders identified therein and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.2	Support Agreement, as subsequently amended, dated June 22, 2000, by and between American Water Works Company, Inc. and American Water Capital Corp. (incorporated by reference to Exhibit 10.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.3	Employment Agreement between Donald L. Correll and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.4	Employment Agreement between Ellen C. Wolf and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.5	Separation Agreement between Dietrich Firnhaber and RWE Aktiengesellschaft, dated June 18, 2007 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.6	RWE Long-Term Incentive Beat Plan 2005, dated as of April 20, 2005 (incorporated by reference to Exhibit 10.7 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.7	Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.8	Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.9	RWE Executive Deferred Compensation Plan (A) (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.10	RWE Executive Deferred Compensation Plan (B) (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.11	Settlement Agreement by and between California American Water Company and the U.S. Department of Commerce, National Oceanic and Atmospheric Administration, dated as of June 29, 2006 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

Exhibit Number	Exhibit Description
10.12	2004 Thames Water/RWE Long-Term Incentive Plan, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.13 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.13	RWE Long Term Incentive Plan 2002 (LTIP), dated as of 2002 (incorporated by reference to Exhibit 10.14 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.14	American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.15	Form of Executive Completion Bonus in connection with the RWE Divestiture, dated as of March 20, 2006 (incorporated by reference to Exhibit 10.16 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.16	Form of Retention Agreement in connection with the RWE Divestiture, dated as of March 20, 2006 (incorporated by reference to Exhibit 10.17 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.17	American Water Works Company, Inc. Executive Severance Policy, dated as of June 14, 2006 (incorporated by reference to Exhibit 10.18 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.18	Secondment Contract between RWE Solutions AG and Dietrich Firnhaber, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.19 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.19

2007 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.20 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.20	2006 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.21	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.22	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries (incorporated by reference to Exhibit 10.23 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.23	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc. (incorporated by reference to Exhibit 10.24 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

Exhibit Number	Exhibit Description
10.24	2008 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed April 15, 2008).

10.25	2009 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.26	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML1-ML3 Employees. Incorporated by reference to Exhibit 10.26 to American Water Works Company, Inc.’s Registration Statement on S-4, filed May 6, 2008.

10.27	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML4 Employees. Incorporated by reference to Exhibit 10.27 to American Water Works Company, Inc.’s Registration Statement on S-4, filed May 6, 2008.

10.28	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Restricted Stock Unit Grant Form for Directors. Incorporated by reference to Exhibit 10.28 to American Water Works Company, Inc.’s Registration Statement on S-4, filed May 6, 2008.

10.29	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML1-ML3 Employees. Incorporated by reference to Exhibit 10.29 to American Water Works Company, Inc.’s Registration Statement on S-4, filed May 6, 2008.

10.30	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML4 Employees. Incorporated by reference to Exhibit 10.30 to American Water Works Company, Inc.’s Registration Statement on S-4, filed May 6, 2008.

10.31	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML1-ML3 Employees. Incorporated by reference to Exhibit 10.31 to American Water Works Company, Inc.’s Registration Statement on S-4, filed May 6, 2008.

10.32	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML4 Employees. Incorporated by reference to Exhibit 10.32 to American Water Works Company, Inc.’s Registration Statement on S-4, filed May 6, 2008.

10.33	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for Directors. Incorporated by reference to Exhibit 10.33 to American Water Works Company, Inc.’s Registration Statement on S-4, filed May 6, 2008.

10.34	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML1-ML3 Employees. Incorporated by reference to Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4, filed May 6, 2008.

10.35	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML4 Employees. Incorporated by reference to Exhibit 10.35 to American Water Works Company, Inc.’s Registration Statement on S-4, filed May 6, 2008.

*10.36	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form for ML1-ML3B Employees.

*10.37	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form for ML4-ML5 Employees.

Exhibit Number	Exhibit Description
10.38	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML1-ML3B Employees (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.39	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML4-ML5 Employees (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).
10.40	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of August 1, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

10.41	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.42

Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.43

Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of February 6, 2009 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.44	Amendment to the Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., effective as of February 6, 2009 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

21.1

Subsidiaries of American Water Works Company, Inc. (incorporated by reference to Exhibit 21.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed January 29, 2008).

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.