Form 10-Q
period 2009-03-31
American Water Works Company, Inc.
filed 2009-05-06
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common Stock, $0.01 par value per share	160,031,166 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,026,830 at March 31 and $2,969,869 at December 31	$10,102,399	$9,991,783
Nonutility property, net of accumulated depreciation of $103,748 at March 31 and $101,287 at December 31	134,918	132,145

Total property, plant and equipment	10,237,317	10,123,928

Current assets
Cash and cash equivalents	8,516	9,542
Restricted funds	1,446	454
Utility customer accounts receivable	142,386	149,198
Allowance for uncollectible accounts	(18,766)	(18,644)
Unbilled utility revenues	130,035	134,204
Non-Regulated trade and other receivables, net	67,603	68,877
Materials and supplies	32,811	28,948
Other	56,557	45,096

Total current assets	420,588	417,675

Regulatory and other long-term assets
Regulatory assets	938,397	919,654
Restricted funds	9,633	10,599
Goodwill	1,249,839	1,699,517
Other	51,470	60,445

Total regulatory and other long-term assets	2,249,339	2,690,215

TOTAL ASSETS	$12,907,244	$13,231,818

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	(Unaudited) March 31, 2009	December 31, 2008
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 160,031 and 160,000 shares outstanding at March 31 and December 31, respectively)	$1,600	$1,600
Paid-in-capital	5,890,767	5,888,253
Accumulated deficit	(2,150,745)	(1,705,594)
Accumulated other comprehensive loss	(81,281)	(82,251)
Treasury stock	—	(7)

Common stockholders’ equity	3,660,341	4,102,001
Preferred stock without mandatory redemption requirements	4,557	4,557

Total stockholders’ equity	3,664,898	4,106,558

Long-term debt
Long-term debt	4,659,806	4,624,063
Redeemable preferred stock at redemption value	24,153	24,150

Total capitalization	8,348,857	8,754,771

Current liabilities
Short-term debt	645,092	479,010
Current portion of long-term debt	62,499	175,822
Accounts payable	115,066	149,795
Taxes accrued, including income taxes of $3,208 at March 31 and $6,061 at December 31	70,630	52,488
Interest accrued	90,905	53,629
Other	185,016	194,016

Total current liabilities	1,169,208	1,104,760

Regulatory and other long-term liabilities
Advances for construction	611,618	622,227
Deferred income taxes	719,872	705,587
Deferred investment tax credits	33,622	34,023
Regulatory liabilities	313,342	307,324
Accrued pension expense	501,983	502,062
Accrued postretirement benefit expense	239,294	241,193
Other	46,796	48,456

Total regulatory and other long-term liabilities	2,466,527	2,460,872

Contributions in aid of construction	922,652	911,415
Commitments and contingencies (See Note 9)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$12,907,244	$13,231,818

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Operating revenues	$550,170	$506,815

Operating expenses
Operation and maintenance	314,402	311,261
Depreciation and amortization	68,843	63,916
General taxes	52,497	52,066
Gain on sale of assets	(202)	(70)
Impairment charge	450,000	750,000

Total operating expenses, net	885,540	1,177,173

Operating loss	(335,370)	(670,358)

Other income (deductions)
Interest, net	(71,979)	(69,968)
Allowance for other funds used during construction	3,343	2,541
Allowance for borrowed funds used during construction	1,872	1,368
Amortization of debt expense	(1,488)	(1,318)
Other, net	1,114	1,149

Total other income (deductions)	(67,138)	(66,228)

Loss before income taxes	(402,508)	(736,586)
Provision for (benefit from) income taxes	10,571	(4,102)

Net loss	$(413,079)	$(732,484)

Loss per common share:
Basic	$(2.58)	$(4.58)

Diluted	$(2.58)	$(4.58)

Average common shares outstanding during the period:
Basic	160,011	160,000

Diluted	160,011	160,000

Dividends per common share	$0.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(413,079)	$(732,484)
Adjustments
Depreciation and amortization	68,843	63,916
Impairment charge	450,000	750,000
Amortization of removal costs net of salvage	10,009	10,553
Provision for deferred income taxes	31,627	5,474
Amortization of deferred investment tax credits	(401)	(404)
Provision for losses on utility accounts receivable	5,298	836
Allowance for other funds used during construction	(3,343)	(2,541)
Gain on sale of assets	(202)	(70)
Pension and non-pension post retirement benefit contributions	(27,509)	(29,838)
Other, net	23,234	(1,195)
Changes in assets and liabilities
Receivables and unbilled utility revenues	8,329	22,819
Other current assets	(15,324)	(13,563)
Accounts payable	(12,493)	(13,595)
Taxes accrued, including income taxes	(165)	485
Interest accrued	37,276	34,381
Other current liabilities	(19,601)	(9,383)

Net cash provided by operating activities	142,499	85,391

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures	(196,178)	(188,437)
Proceeds from sale of assets and securities	204	82
Removal costs from property, plant and equipment retirements, net	(5,031)	(1,714)
Net restricted funds (invested) released	(26)	2,364
Other	(1,250)	—

Net cash used in investing activities	(202,281)	(187,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	75,000	—
Repayment of long-term debt	(150,451)	(35,915)
Net borrowings under short-term debt agreements	189,940	166,740
Proceeds from employee stock plan issuances	526	—
Advances and contributions for construction, net of refunds of $5,616 and $29,995 at March 31, 2009 and 2008	2,608	(13,673)
Change in cash overdraft position	(23,858)	(19,117)
Debt issuance costs	(2,937)	—
Dividends paid	(32,072)	—

Net cash provided by financing activities	58,756	98,035

Net decrease in cash and cash equivalents	(1,026)	(4,279)
Cash and cash equivalents at beginning of period	9,542	13,481

Cash and cash equivalents at end of period	$8,516	$9,202

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$50,267	$58,848
Non-cash financing activity:
Advances and contributions	$12,078	$11,283

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2008	160,000	$1,600	$5,888,253	$(1,705,594)	$(82,251)	—	$(7)	$4,557	$4,106,558
Net loss	—	—	—	(413,079)	—	—	—	—	(413,079)
Stock-based compensation activity	31	—	2,514	—	—	—	7	—	2,521
Other comprehensive income (loss) net of tax of $965	—	—	—	—	970	—	—	—	970
Dividends paid per common share $0.20	—	—	—	(32,072)	—	—	—	—	(32,072)

Balance at March 31, 2009	160,031	$1,600	$5,890,767	$(2,150,745)	$(81,281)	—	$—	$4,557	$3,664,898

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net loss	$(413,079)	$(732,484)
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $7 and $4, respectively	11	6
Actuarial loss, net of tax of $958 and $0, respectively	1,499	—
Foreign currency translation adjustment	(540)	(145)

Total comprehensive loss	$(412,109)	$(732,623)

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying consolidated balance sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at March 31, 2009, the consolidated statements of operations for the three months ended March 31, 2009 and 2008, the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, the consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2009, and the consolidated statements of comprehensive loss for the three months ended March 31, 2009 and 2008, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive loss, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Certain reclassifications have been made to conform previously reported data to the current presentation.

Note 2: New Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position amends FASB Statement (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. As this FSP provides for additional disclosure requirements only, the Company does not expect the adoption of this FSP to have an impact on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which amends SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to provide additional guidance on fair value measurements in inactive markets when the volume and level of activity for the asset and liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have an impact on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends impairment guidance for certain debt securities and will require an entity to assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. If an entity is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses (for example, liquidity risk) would be reflected in other comprehensive income. The FSP will be effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have an impact on the Company’s results of operations, financial position or cash flows.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141(R)-1”), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R), “Business Combinations.” Under FSP FAS 141(R)-1, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should account for the acquired contingencies using existing guidance. FSP FAS 141(R)-1 is effective for the Company for business combinations finalized after January 1, 2009.

        In February 2008, the FASB issued FSP SFAS 157-2 which allowed a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities (such as intangible assets, property, plant and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment). The Company elected to use this deferral option and accordingly, adopted SFAS 157 for the Company’s nonfinancial assets and liabilities valued on a non-recurring basis on January 1, 2009. The adoption of this FSP did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires that changes in a parent’s ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary. When change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements. SFAS 160 was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of SFAS 160 did not have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company. As a result of the adoption of SFAS 160, beginning in the first quarter of 2009, the Company reflects its subsidiaries’ preferred stock without mandatory redemption requirements in its consolidated financial statements within equity. The Company reclassified these preferred shares to equity within the Company’s Consolidated Balance Sheets and Statements of Changes in Stockholders’ Equity in accordance with SFAS 160 for all periods presented. In the Company’s 2008 Form 10-K, these preferred shares were presented as preferred stock without mandatory redemption requirements separate from equity within the Company’s Consolidated Balance Sheets. The dividends on these preferred shares have not been reflected separately on the Company’s Statements of Operations or the Company’s Statements of Comprehensive Loss, as the amounts are not considered material.

Note 3: Goodwill

At March 31, 2009 the Company’s goodwill totaled $1,249,839. The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The Company’s calculated market capitalization at March 31, 2009 was $1,186,000 below its aggregated carrying value of its reporting units. During the first quarter of 2009, the Company’s market price experienced a high degree of volatility and, as of March 31, 2009, had a sustained period for which it was below historical averages and 10% below the market price employed in the Company’s 2008 annual goodwill impairment test. Having considered both qualitative and quantitative factors, management concluded that this sustained decline in market value below the market value which existed at the 2008 annual impairment test, was an interim triggering event and performed an interim impairment test.

Management concluded the fair value of certain of the Company’s reporting units were below their carrying values as of March 31, 2009. Upon completing the impairment calculation, the Company recognized $450,000 as a goodwill impairment charge for the three months ended March 31, 2009.

The following table summarizes the three-month changes in the Company’s goodwill by reporting unit:

	Regulated Unit	Non-regulated Units	Consolidated
Balance at December 31, 2008	$1,569,835	$129,682	$1,699,517
Impairment losses	(448,248)	(1,752)	(450,000)
Other activity	322	—	322

Balance at March 31, 2009	$1,121,909	$127,930	$1,249,839

The Company recognized goodwill impairment charges of $450,000 and $750,000 for the three months ended March 31, 2009 and 2008, respectively.

The Company may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include additional declines over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums and the overhang effect. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

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

The estimated fair value of the regulated reporting unit for step 1 is based on a combination of the following valuation techniques:

•	observable trading prices of comparable equity securities of publicly-traded water utilities considered by us to be the Company’s peers; and

•	discounted cash flow models developed from the Company’s internal forecasts.

The estimated fair values of the non-regulated reporting units are determined entirely on the basis of discounted cash flow models.

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

In conjunction with step 1, the Company also reconciles the difference between the calculated market capitalization and the aggregate carrying value of the reporting units to ensure that any excess is supportable by relevant market information. The Company makes certain assumptions, which it believes to be appropriate, that support this reconciliation. The Company considers, in addition to the listed trading price of the Company’s shares, the effect on that price due to RWE’s majority ownership, the effect of RWE’s expected disposition of its owned Company shares on the market for those shares, the applicability of a control premium to the Company’s shares and certain other factors the Company deems appropriate. As a result, the Company may conclude that the Company’s fair value exceeds what the Company might otherwise have concluded had it relied on market price alone.

In addition, given recent market conditions, management determined that it is appropriate for the Company to consider the average of the Company’s closing market price over a thirty day period rather than using a particular date to calculate its market capitalization.

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

Note 4: Stockholders’ Equity

Common Stock

In March 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of February 18, 2009, amounting to $32,000.

On April 30, 2009, the Company declared a quarterly cash dividend payment of $0.20 per share payable on June 1, 2009 to all shareholders of record as of May 18, 2009.

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). The total aggregate number of shares of common stock that may be issued under the Plan is 6,000. As of March 31, 2009, a total of 2,664 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

Stock options and restricted stock units granted in 2008 included 1,470 stock options and 190 restricted stock units that are subject to performance-based vesting requirements. On February 20, 2009, the Company cancelled 311 of these stock options and 39 of these restricted stock units related to the first performance vesting period because the performance goals were not fully met at December 31, 2008. The Company recognizes expense on the remaining stock options and restricted stock units where achievement of the performance goals is considered probable. At March 31, 2009, 439 stock option and 58 restricted stock unit awards are not considered probable to meet performance conditions.

The Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”) was effective as of July 1, 2008. As of March 31, 2009 there were 1,930 shares of common stock reserved for issuance under the ESPP.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense for the three months ended March 31, 2009 and 2008:

	2009	2008
Stock options	$942	$—
Restricted stock units	938	218
Employee stock purchase plan	114	—

Stock-based compensation in operation and maintenance expense	1,994	218
Income tax benefit	(778)	(85)

After-tax stock-based compensation expense	$1,216	$133

At March 31, 2009, unrecognized compensation expense for unvested stock options and restricted stock units totaled approximately $6,736 and $5,108, respectively.

Stock Options

On February 20, 2009, the Company granted 1,091 non-qualified stock options to certain employees under the Plan. The stock options vest ratably over a three-year service period from January 1, 2009. The weighted average grant date fair value and exercise price of options awarded in 2009 were $3.96 and $20.70, respectively.

The following table presents the assumptions used in the pricing model for the February 2009 option grant:

Dividend yield	3.86%
Expected volatility	31.67%
Risk-free interest rate	1.79%
Expected life (years)	4.36
Grant date fair value	$3.96

Stock options granted under the Plan generally have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. There are no option awards vested and no stock options have been exercised as of March 31, 2009. The table below summarizes stock option activity for the three months ended March 31, 2009.

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	2,060	$21.50
Granted	1,091	20.70
Cancelled	(311)	21.50
Forfeited or expired	(9)	21.50
Exercised	—	—

Options outstanding at March 31, 2009	2,831	$21.19	5.95	$—

Restricted Stock Units

On February 20, 2009, the Company granted 195 restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three year performance period beginning January 1, 2009 (the “Performance Period”); however, distribution of the shares is contingent upon the achievement of certain market thresholds over the Performance Period. The weighted average grant date fair value of the restricted stock units awarded in 2009 is $22.08.

Restricted stock units generally vest over periods ranging from one to three years. Restricted stock units granted without market conditions are valued at the market value of the Company’s common stock on the date of grant. Restricted stock units granted with market conditions are valued using a Monte Carlo model. The weighted-average remaining life of the Company’s restricted stock units is 1.6 years. The table below summarizes restricted stock unit activity for the three months ended March 31, 2009.

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2009	267	$21.50
Granted	195	22.08
Cancelled	(39)	21.50
Forfeited	(2)	21.50

Nonvested at March 31, 2009	421	$21.77

If dividends are declared with respect to the shares of the Company’s common stock during the vesting period of the restricted stock units, the Company credits a liability for the value of the dividends that would have been distributed if the restricted stock units were shares of Company common stock. When the restricted stock units vest, the Company will pay the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. During the three months ended March 31, 2009, the Company accrued additional dividend equivalents totaling $72.

Employee Stock Purchase Plan

Under the ESPP, employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value as of the beginning or end of each three-month purchase period. During the three months ended March 31, 2009, the Company issued 31 shares under the ESPP.

Note 5: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Maturity Date	March 31, 2009	December 31, 2008
Long-term debt of American Water Capital Corp. (“AWCC”)
Private activity bonds and government funded debt
Floating rate (a)			$—	$86,860
Senior notes
Fixed rate	5.39%-10.00%	2011-2038	3,006,000	2,959,000
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.88%	2009-2038	935,800	937,835
Floating rate (b)			—	33,420
Mortgage bonds
Fixed rate	6.59%-9.71%	2009-2034	675,200	675,200
Senior debt
Fixed rate	5.60%-9.10%	2009-2025	40,518	40,613
Mandatory redeemable preferred stock	4.60%-9.75%	2013-2036	24,425	24,425
Notes payable and other (c)	5.76%-11.91%	2012-2026	2,841	2,882

Long-term debt			4,684,784	4,760,235
Unamortized debt discount, net (d)			61,674	63,800

Total long-term debt			$4,746,458	$4,824,035

(a)	Variable rate tax-exempt bonds which are remarketed for periods up to 270 days (1 to 7 days during 2009 and 1 to 119 days during 2008). These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. If the remarketing fails and no investors purchase the bonds, the Company is obligated to purchase the bonds at par. During 2009, AWCC purchased these bonds because no buyer was willing to purchase the bonds at market rates.
(b)	$24,860 of the total represents variable rate tax-exempt bonds which are remarketed every 7 days. These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. The remaining $8,560 represents variable rate tax-exempt bonds remarketed for periods up to 270 days. During 2009, AWCC purchased these bonds because no buyer was willing to purchase the bonds at market rates.
(c)	Includes capital lease obligations of $1,788 and $1,829 at March 31, 2009 and December 31, 2008, respectively.
(d)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2009:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes	8.25%	2038	$75,000

Total Issuances				$75,000

The following long-term debt was retired through optional redemption or payment at maturity during 2009:
Company	Type	Interest Rate	Maturity	Amount
Long-term debt
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
American Water Capital Corp.	Floating rate	1.55%-2.20%	2018-2032	86,860
Other subsidiaries	Floating rate	1.50%-10.00%	2015-2032	33,420
Other subsidiaries	Fixed rate	5.00%-9.10%	2009-2030	565
Other subsidiaries	State financing authority loans and other	0.00%-5.00%	2009-2034	1,565

Total retirements & redemptions				$150,410

Interest, net includes interest income of approximately $2,549 and $1,658 for the three months ended March 31, 2009 and 2008, respectively.

In April 2009, the Company issued $80,000 in tax-exempt water facility revenue bonds through the Pennsylvania Economic Development Financing Authority. The coupon rate on the bonds is 6.2% with a maturity date of April 1, 2039.

Note 6: Short-Term Debt

The components of short-term debt are as follows:

	March 31, 2009	December 31, 2008
Revolving credit line	$370,000	$437,000
Commercial paper, net of $63 discount	256,940	—
Book overdraft	18,152	42,010

Total short-term debt	$645,092	$479,010

Note 7: Income Taxes

The Company’s estimated annual effective tax rate for the three months ended March 31, 2009 is 39.5% compared to 39.1% for the three months ended March 31, 2008, excluding various discrete items including goodwill impairment. The Company’s actual effective tax rates for the three months ended March 31, 2009 and 2008 of (2.6%) and 0.6% respectively, reflect the tax effects of goodwill impairments as discrete items as the Company considers these charges as infrequently occurring or unusual.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended March 31,
	2009	2008
Components of net periodic pension benefit cost
Service cost	$7,107	$6,551
Interest cost	15,730	14,549
Expected return on plan assets	(10,556)	(12,925)
Amortization of:
Prior service cost	45	45
Actuarial loss	5,992	1

Net periodic pension benefit cost	$18,318	$8,221

	Three Months Ended March 31,
	2009	2008
Components of net periodic other postretirement benefit cost
Service cost	$3,293	$3,106
Interest cost	7,295	7,049
Expected return on plan assets	(4,660)	(5,751)
Amortization of:
Transition obligation	43	43
Prior service (credit) cost	(295)	203
Actuarial loss (gain)	2,289	(295)

Net periodic other postretirement benefit cost	$7,965	$4,355

The Company contributed $17,100 to its defined benefit pension plan in the first three months of 2009 and expects to contribute $67,100 during the balance of 2009. In addition, the Company contributed $10,409 for the funding of its other postretirement plans in the first three months of 2009 and expects to contribute $31,227 during the balance of 2009.

Note 9: Commitments and Contingencies

OMI/Thames Water Stockton, Inc. (“OMI/TW”) is a 50/50 joint venture between a subsidiary of the Company and Operations Management International, Inc. (“OMI”). In February 2003, OMI/TW and the City of Stockton California (the “City”) entered into a 20-year service contract for capital improvements and management services of water, wastewater and storm water utilities. By mutual agreement, OMI/TW and the City of Stockton terminated the contract effective February 29, 2008 (the “Termination Date”). Upon termination, responsibility for management and operation of the system was returned to the City. OMI/TW agreed to provide a limited twelve-month warranty relating to certain components of the facilities that OMI/TW constructed (the “WW39 Plant”), which expired on December 31, 2008. OMI/TW also agreed to correct any latent defects relating to significant deficiencies in the structural components of certain capital improvements discovered prior to November 15, 2009, if any. Additionally, OMI/TW committed to pay for certain employee transition costs and assumed financial responsibility for regulatory fines levied through the Termination Date, if any, resulting from OMI/TW’s failure to comply with applicable National Pollutant Discharge Elimination System permit requirements and/or incidents traced to design defects in the WW39 Plant. During 2007, the California State Water Resources Control Board issued a notice of violation and a corresponding Settlement Communication related to a discharge into an adjacent river. OMI/TW is responsible for any fines that may result from the Settlement Communication. Given the uncertainties related to resolving the remaining issues described above and financial settlement with OMI, the Company has a loss reserve of approximately $1,300 at March 31, 2009 and December 31, 2008, respectively.

The Company is also routinely involved in condemnation proceedings and legal actions incident to the normal conduct of its business. At March 31, 2009, the Company had accrued approximately $4,500 as probable costs and it is reasonably possible that additional losses could range up to $19,200 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2059 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,173,000 at March 31, 2009. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2009 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,112,000 at March 31, 2009. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection and as such the Company periodically becomes subject to environmental claims in the normal course of business. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $11,508 at March 31, 2009 and $10,538 at December 31, 2008, respectively. At March 31, 2009, $11,100 of the accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates.

Note 11: Net Loss per Common Share

Basic net loss per common share is based on the weighted average number of common shares outstanding. Outstanding shares consist of issued shares less treasury stock (if any). Diluted net loss per common share is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options and the employee stock purchase plan. The dilutive effect of restricted stock units, stock options, and the employee stock purchase plan is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units, exercise of the stock options and purchases under the employee stock purchase plan. The following table sets forth the components of basic and diluted earnings per share and shows the effect of the common stock equivalents on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
Numerator

Net loss	$(413,079)	$(732,484)

Denominator
Average common shares outstanding – basic	160,011	160,000
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—
Employee stock purchase plan	—	—

Average common shares outstanding – diluted	160,011	160,000

Options to purchase 2,007 shares of the Company’s common stock, 255 restricted stock units and 30 shares under the employee stock purchase plan were excluded from the calculation of diluted common shares outstanding because they are anti-dilutive at March 31, 2009. There were also 824 stock options and 166 restricted stock units which were excluded from the calculation of diluted common shares outstanding because certain performance conditions were not satisfied as of March 31, 2009. The Company had no potentially dilutive shares for the three month period ended March 31, 2008.

Note 12: Fair Value of Assets and Liabilities

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 and December 31, 2008, respectively:

	At Fair Value as of March 31, 2009
Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—
Restricted funds	11,079	—	—	11,079
Rabbi trust investments	—	3,292	—	3,292
Deposits	10,966	—	—	10,966

Total assets	22,045	3,292	—	25,337

Liabilities:
Deferred compensation obligation	—	6,822	—	6,822

Total liabilities	—	6,822	—	6,822

Total net assets (liabilities)	$22,045	$(3,530)	$—	$18,515

	At Fair Value as of December 31, 2008
Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—
Restricted funds	11,053	—	—	11,053
Rabbi trust investments	—	3,562	—	3,562
Deposits	10,958	—	—	10,958

Total assets	22,011	3,562	—	25,573

Liabilities:
Deferred compensation obligation	—	7,741	—	7,741

Total liabilities	—	7,741	—	7,741

Total net assets (liabilities)	$22,011	$(4,179)	$—	$17,832

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

Non-recurring Fair Value Measurements

As discussed in Note 3, the Company recognized goodwill impairment charges of $450,000 and $750,000 for the three months ended March 31, 2009 and 2008, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 13: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as the Regulated Businesses and Non-Regulated Businesses segments.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended March 31, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$497,370	$57,532	$(4,732)	$550,170
Depreciation and amortization	66,193	1,310	1,340	68,843
Impairment charge	—	—	450,000	450,000
Total operating expenses, net	390,402	53,944	441,194	885,540
Adjusted EBIT (1)	107,726	4,715
Total assets	11,065,136	237,840	1,604,268	12,907,244
Capital expenditures	194,693	1,485	—	196,178

	As of or for the Three Months Ended March 31, 2008
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$449,534	$61,172	$(3,891)	$506,815
Depreciation and amortization	60,292	1,408	2,216	63,916
Impairment charge	—	—	750,000	750,000
Total operating expenses, net	378,215	57,525	741,433	1,177,173
Adjusted EBIT (1)	71,900	4,582
Total assets	10,238,503	269,265	1,760,236	12,268,004
Capital expenditures	187,655	782	—	188,437

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to income (loss) before income taxes:

	For the Three Months Ended March 31, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$107,726	$4,715	$112,441
Add:
Allowance for other funds used during construction	3,343	—	3,343
Allowance for borrowed funds used during construction	1,872	—	1,872
Less:
Interest, net	(56,394)	832	(55,562)
Amortization of debt expense	(1,348)	—	(1,348)

Segments’ income before income taxes	$55,199	$5,547	60,746
Impairment charge			(450,000)
Interest, net			(16,417)
Other			3,163

Loss before income taxes			$(402,508)

	For the Three Months Ended March 31, 2008
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$71,900	$4,582	$76,482
Add:
Allowance for other funds used during construction	2,541	—	2,541
Allowance for borrowed funds used during construction	1,368	—	1,368
Less:
Interest, net	(56,736)	636	(56,100)
Amortization of debt expense	(1,318)	—	(1,318)

Segments’ income before income taxes	$17,755	$5,218	22,973
Impairment charge			(750,000)
Interest, net			(13,868)
Other			4,309

Loss before income taxes			$(736,586)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”), as well as in Item IA of Part II of this Quarterly Report. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Non-Regulated Businesses segment. For further description of our businesses see the “Business” section found in our Form 10-K for the year ended December 31, 2008 filed with the SEC.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2008 filed with the SEC.

OVERVIEW

Financial Results American Water’s net loss was $413.1 million for the first quarter of 2009 compared to a net loss of $732.5 million, for the first quarter of 2008. The Company recognized goodwill impairment charges, net of tax, of $443.0 million and $738.5 million for the quarter ended March 31, 2009 and 2008, respectively. Diluted loss per average common share was $2.58 for the first quarter of 2009 as compared to $4.58 for the first quarter of 2008.

The decrease in net loss and loss per share for the three months ended March 31, 2009 compared to the same period in the prior year is primarily the result of higher revenues and a decrease in operating expenses mainly attributable to the changes in the impairment charges. Revenues for the three months ended March 31, 2009 increased by $43.4 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $47.8 million, which was largely attributable to rate increases. Offsetting this increase was lower revenues of $3.6 million in our Non-Regulated Businesses, primarily due to decreased Contract Operations Group, Canadian Fixed Residuals and Applied Water Management Group revenues, partially offset by increased revenues in our Homeowner Services Group.

Operating expenses for the three months ended March 31, 2009 were $885.5 million compared to $1,177.2 million for the three months ended March 31, 2008. Impairment charges were $450.0 million and $750.0 million for the three months ended March 31, 2009 and 2008. All other operating expenses totaled $435.5 million in 2009 compared to $427.2 million in 2008. This $8.3 million increase was primarily driven by increased operating expenses in our Regulated Businesses of $12.2 million partially offset by a decrease in our Non-Regulated Businesses of $3.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The Regulated Businesses’ increase in operating expenses was mainly driven by higher operations and maintenance expenses of $5.0 million, higher depreciation expense of $5.9 million and increased general taxes of $1.4 million. The decrease in the Non-Regulated Businesses’ operating expenses was primarily the result of lower operating and maintenance expenses of $3.6 million which corresponds with their decreased revenues.

        Other items affecting loss before income taxes for the three months ended March 31, 2009 as compared to the same period in the prior year include increased allowance for funds used during construction (“AFUDC”) of $1.3 million attributable to the increase in construction work in progress primarily in Indiana and Kentucky and higher income tax expense of $14.7 million mainly the result of higher taxable income for the three months ended March 31, 2009 and tax benefit associated with the impairment charges of $7.0 million and $11.5 million recorded in the first quarters ended March 31, 2009 and March 31, 2008.

Rate Case Developments Effective March 26, 2009, we were granted additional annualized revenues of $5.2 million from a general rate case in West Virginia. As of March 31, 2009, we were awaiting a final order for Hawaii’s general case that was filed in 2007, requesting $1.3 million in total additional annual revenues. In October 2008, The Hawaii Public Utility Commission approved, on an interim basis, an increase in additional annualized revenues of $0.7 million. The interim rates were effective for the fourth quarter of 2008. Also, at March 31, 2009, we were awaiting final orders in five states for general rate cases filed in 2008 and in one state for a general rate case filed in 2009, requesting additional annualized revenues of $120.6 million. Also, in April 2009, we filed general rate cases in four states amounting to additional annualized revenue of $115.2 million, including the recovery of higher pension and postretirement benefit costs. In regards to the pension and postretirement benefit cost, we have begun discussions with our regulators about the appropriate treatment for these incremental costs in order to minimize regulatory lag between incurring of the expense and any recovery of the expense. To date, we have authorization to recover or defer $5.8 million of this annual increase and have requested permission to recover or defer as a deferred asset until the next rate case is concluded an additional $7.3 million of this increase in 2009. Until we receive permission from the regulators to defer costs, we will continue to expense them. We are also discussing with regulators other ways in which to defer the costs until future rate cases are filed. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted. In April 2009, additional annualized revenues of $2.4 million and $3.8 million resulting from infrastructure charges for our Pennsylvania and Indiana subsidiaries became effective.

Financing Activities During the three months ended March 31, 2009, we met our capital resource requirements with internally generated cash as well as funds from external sources primarily through commercial paper, borrowings under our credit facilities and the issuance of $75.0 million of public debt. The proceeds from these issuances were used to pay down short-term debt. On April 8, 2009 our Pennsylvania subsidiary issued $80.0 million of 6.2% tax-exempt water facility revenue bonds due April 1, 2039 through the Pennsylvania Economic Development Financing Authority. The proceeds from the offering will be used to fund certain capital improvement projects of our Pennsylvania subsidiary.

Impairment Charge At March 31, 2009, the Company’s goodwill totaled $1,249.8 million. The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The Company’s calculated market capitalization at March 31, 2009 was $1,186.0 million below its aggregated carrying value of its reporting units. During the first quarter of 2009, despite no apparent significant adverse changes in its underlying business, the Company’s market price experienced a high degree of volatility and, as of March 31, 2009, had a sustained period for which it was below historical averages and 10% below the market price employed in the Company’s 2008 annual goodwill impairment test. Having considered both qualitative and quantitative factors, management concluded that this sustained decline in market value below the market value which existed at the 2008 annual impairment test, was an interim triggering event and performed an interim impairment test.

Management concluded the fair value of certain of the Company’s reporting units were below their carrying values as of March 31, 2009. Upon completing the impairment calculation, the Company recognized $450.0 million as a goodwill impairment charge for the three months ended March 31, 2009.

The Company may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include additional declines over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums and the overhang effect. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) in accordance with SFAS 142. The step 1 calculation used to identify potential impairment compares the calculated fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than such reporting unit’s carrying value, then step 2 is performed to measure the amount of the impairment loss (if any) for such reporting unit.

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

The estimated fair value of the regulated reporting unit for step 1 is based on a combination of the following valuation techniques:

•	observable trading prices of comparable equity securities of publicly-traded water utilities considered by us to be the Company’s peers; and

•	discounted cash flow models developed from the Company’s internal forecasts.

The estimated fair values of the non-regulated reporting units are determined entirely on the basis of discounted cash flow models.

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

In conjunction with step 1, the Company also reconciles the difference between the calculated market capitalization and the aggregate carrying value of the reporting units to ensure that any excess is supportable by relevant market information. The Company makes certain assumptions, which it believes to be appropriate, that support this reconciliation. The Company considers, in addition to the listed trading price of the Company’s shares, the effect on that price due to RWE’s majority ownership, the effect of RWE’s expected disposition of its owned Company shares on the market for those shares, the applicability of a control premium to the Company’s shares and certain other factors the Company deems appropriate. As a result, the Company may conclude that the Company’s fair value exceeds what the Company might otherwise have concluded had it relied on market price alone.

In addition, given recent market conditions, management determined that it is appropriate for the Company to consider the average of the Company’s closing market price over a thirty day period rather than using a particular date to calculate its market capitalization.

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

In light of the initial public offering price and trading levels in our common stock after the date of the IPO, the Company performed an interim impairment test and, on May 9, 2008, concluded that the current carrying value of the Company’s goodwill was impaired as a result of the current market price at that time and trading levels of the Company’s common stock. The Company believed the initial public offering price was indicative of the value of the Company at March 31, 2008, and accordingly, based on those factors, recorded an impairment charge to goodwill related to its Regulated Businesses in the amount of $750.0 million in the financial statements as of and for the fiscal quarter ended March 31, 2008. The impairment charge was primarily due to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than that implied by the trading value of peer companies during the 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased market interest rates). As a result of the impairment charge RWE Aqua Holdings GmbH transferred $245.0 million to the Company on May 13, 2008. This cash was used to reduce short-term debt.

Other Matters

Growth With respect to our New Jersey subsidiary’s agreement with the City of Trenton, New Jersey (“City”) to purchase the assets of the City’s water system located in the four surrounding townships, on April 3, 2009, the New Jersey Regulator issued its order approving a stipulation of settlement (the “Order”). The effective date of the Order is automatically stayed pending resolution of court proceedings initiated in New Jersey Superior Court by a small number of Trenton residents seeking to submit the acquisition to a referendum. The trial court ruled in March 2009 that a referendum is not required but the residents have filed for reconsideration of that ruling. The trial court is expected to hear the matter in mid May. The Company can provide no assurance as to the outcome of the court proceedings. The acquisition is expected to add approximately forty thousand customers to the Company’s customer base.

Dividend In March 2009, the Company made a cash dividend payment of $0.20 per share to all shareholders of record as of February 18, 2009. There were no dividend payments made for the three months ended March 31, 2008 as we were not yet a publicly traded company.

On April 30, 2009 our board of directors declared a quarterly cash dividend payment of $0.20 per share payable on June 1, 2009 to all shareholders of record as of May 18, 2009.

Results of Operations

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

	For the three months ended March,		Favorable (Unfavorable) Change
(In thousands)	2009	2008
Operating revenues	$550,170	$506,815	$43,355

Operating expenses
Operation and maintenance	314,402	311,261	(3,141)
Depreciation and amortization	68,843	63,916	(4,927)
General taxes	52,497	52,066	(431)
Gain on sale of assets	(202)	(70)	132
Impairment charge	450,000	750,000	300,000

Total operating expenses, net	885,540	1,177,173	291,633

Operating loss	(335,370)	(670,358)	334,988

Other income (deductions)
Interest, net	(71,979)	(69,968)	(2,011)
Allowance for other funds used during construction	3,343	2,541	802
Allowance for borrowed funds used during construction	1,872	1,368	504
Amortization of debt expense	(1,488)	(1,318)	(170)
Other, net	1,114	1,149	(35)

Total other income (deductions)	(67,138)	(66,228)	(910)

Loss before income taxes	(402,508)	(736,586)	334,078
Provision for (benefit from) income taxes	10,571	(4,102)	(14,673)

Net loss	$(413,079)	$(732,484)	$319,405

Loss per common share:
Basic	$(2.58)	$(4.58)
Diluted	$(2.58)	$(4.58)

Average common shares outstanding during the period:
Basic	160,011	160,000
Diluted	160,011	160,000

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the three months ended March 31,
	2009		2008
	Regulated Businesses	Non- Regulated Businesses	Regulated Businesses	Non- Regulated Businesses
	(In thousands)
Operating revenues	$497,370	$57,532	$449,534	$61,172
Adjusted EBIT(1)	$107,726	$4,715	$71,900	$4,582

(1)	Adjusted EBIT is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. As such, our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. The table below details the annualized revenues, including step increases, resulting from rate authorizations, including infrastructure charges, which were granted and became effective in the first quarter of 2009.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
West Virginia	$5.2

Subtotal- General Rate Cases	5.2

Infrastructure Charges:
Pennsylvania	6.0
New York	0.4
Arizona	0.2

Subtotal- Infrastructure Charges	6.6

Total	$11.8

Operating revenues increased by $43.4 million, or 8.6% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Regulated Businesses’ revenues increased by $47.8 million, or 10.6% for the three months ended March 31, 2009 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the three months ended March 31, 2009 decreased by $3.6 million, or 6.0% compared to the three months ended March 31, 2008.

The increase in revenues from the Regulated Businesses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to rate increases obtained through rate authorizations for many of our operating companies (most of which were granted and became effective during periods throughout 2008) of which the first quarter 2009 impact was approximately $43.5 million. In addition, surcharge and balancing account revenues increased by $3.7 million for the three months ended March 31, 2009 compared to the same period in 2008. These increases were offset by decreased revenues of approximately $2.0 million attributable to lower demand in the first quarter of 2009 compared to the first quarter of 2008.

The net decrease in revenues from the Non-Regulated Businesses was primarily attributable to lower revenues of $3.2 million in our Contract Operations Group, which was mainly attributable to lower revenues associated with design and build contracts, offset by increased military project revenues.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the three months ended March 31,
	2009		2008		2009		2008
	Operating Revenues				Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$286,620	57.6%	$257,223	57.2%	44,555	53.0%	45,245	52.0%
Commercial	91,133	18.3%	82,853	18.4%	18,229	21.7%	18,916	21.7%
Industrial	23,081	4.7%	23,837	5.3%	8,629	10.3%	9,908	11.4%
Public and other	62,808	12.6%	57,820	12.9%	12,614	15.0%	12,959	14.9%
Other water revenues	12,063	2.4%	9,046	2.0%	—	—	—	—

Total water revenues	475,705	95.6%	430,779	95.8%	84,027	100.0%	87,028	100.0%

Wastewater service	21,665	4.4%	18,755	4.2%

	$497,370	100.0%	$449,534	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes in gallons by customer class. Like operating expense increases, declines in water sales volumes generally only impact our results during a period of regulatory lag, as future rate proceedings consider these factors.

Water Services—Water service operating revenues from residential customers for the three months ended March 31, 2009 totaled $286.6 million, a $29.4 million increase, or 11.4%, over the same period of 2008, mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 1.3% for the three months ended March 31, 2009 to 44.6 billion gallons, from 45.2 billion gallons for the same period in 2008.

Water service operating revenues from commercial water customers for the three months ended March 31, 2009 increased by $8.2 million, or 9.9%, to $91.1 million mainly due to rate increases offset by decreases in sales volume compared to the same period in 2008. The volume of water sold to commercial customers decreased by 3.7% for the three months ended March 31, 2009, to 18.2 billion gallons, from 18.9 billion gallons for the three months ended March 31, 2008.

Water service operating revenues from industrial customers totaled $23.1 million for the three months ended March 31, 2009, a decrease of $0.7 million, or 2.9%, from those recorded for the same period of 2008 mainly due to decreased sales volume offset by rate increases. The volume of water sold to industrial customers totaled 8.6 billion gallons for the three months ended March 31, 2009, a decrease of 13.1% from the 9.9 billion gallons for the three months ended March 31, 2008. We attribute this decrease to the current economic environment as customers reduce demand due to a slow-down in their production process or the shut-down of production all together in the case of some bankruptcies.

Water service operating revenues from public and other customers increased $5.0 million, or 8.7%, for the three months ended March 31, 2009 to $62.8 million from $57.8 million for the three months ended March 31, 2008 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $27.2 million for the three months ended March 31, 2009, an increase of $1.6 million over the same period of 2008. Revenues generated by sales to governmental entities and resale customers for the three months ended March 31, 2009 totaled $35.6 million, an increase of $3.4 million from the three months ended March 31, 2008.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $2.9 million, or 15.4%, to $21.7 million for the three months ended March 31, 2009, from $18.8 million for the same period of 2008. The increase was attributable to increases in rates charged to customers in a number of our operating companies as well as higher revenues as a result of acquisitions of wastewater systems in Pennsylvania and West Virginia in the last six months of 2008.

Operation and maintenance Operation and maintenance expense increased $3.1 million, or 1.0%, for the three months ended March 31, 2009 compared to the same period in the prior year.

Operation and maintenance expenses for the three months ended March 31, 2009 and 2008, by major expense category, were as follows:

	For the three months ended March 31,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$69,027	$64,228	$4,799	7.5%
Employee-related costs	132,611	126,833	5,778	4.6%
Operating supplies and services	56,830	69,495	(12,665)	(18.2%)
Maintenance materials and services	32,242	34,947	(2,705)	(7.7%)
Customer billing and accounting	10,803	7,410	3,393	45.8%
Other	12,889	8,348	4,541	54.4%

Total	$314,402	$311,261	$3,141	1.0%

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $4.8 million, or 7.5%, for the three months ended March 31, 2009 compared to the same period in the prior year. Production costs, by major expense type were as follows:

	For the three months ended March 31,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$25,906	$25,218	$688	2.7%
Purchased water	20,351	19,350	1,001	5.2%
Chemicals	14,827	11,267	3,560	31.6%
Waste disposal	7,943	8,393	(450)	(5.4%)

Total	$69,027	$64,228	$4,799	7.5%

The increase in purchased water is primarily due to rate increases by our suppliers resulting from higher costs incurred. Chemical costs increased due to rising prices for those commodities.

Employee-related costs including wage and salary, group insurance, and pension expense increased $5.8 million or 4.6%, for the three months ended March 31, 2009, compared to the same period in the prior year. These employee related costs represented 42.2% and 40.7% of operation and maintenance expenses for the three months ended March 31, 2009 and 2008, respectively.

	For the three months ended March 31,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$92,706	$92,673	$33	0.0%
Pensions	14,649	11,260	3,389	30.1%
Group insurance	20,264	17,810	2,454	13.8%
Other benefits	4,992	5,090	(98)	(1.9%)

Total	$132,611	$126,833	$5,778	4.6%

Salaries and wages remained relatively unchanged with increased headcount offset by less overtime worked in addition to the lower incentive payouts. Pension expense increased for the three months ended March 31, 2009 due to an increase in the amortization of actuarial losses attributable to lower than expected returns on plan assets in 2008 as a result of the decline in the economic environment. These market conditions are also the primary reason for the rise of other post employment benefits which are included in the group insurance figures above.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the three months ended March 31, 2009, these costs decreased by $12.7 million or 18.2%, compared to the same period in 2008.

	For the three months ended March 31,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Contracted services	$18,564	$27,019	$(8,455)	(31.3%)
Office supplies and services	14,842	14,805	37	0.2%
Transportation	7,281	8,453	(1,172)	(13.9%)
Rents	5,366	5,717	(351)	(6.1%)
Other	10,777	13,501	(2,724)	(20.2%)

Total	$56,830	$69,495	$(12,665)	(18.2%)

Contracted services decreased for the three months ended March 31, 2009 compared to the same period in 2008. This decrease is due to the consulting fees associated with our remediation efforts to comply with the Sarbanes-Oxley Act of 2002. These costs amounted to $6.0 million for the period ended March 31, 2008. Additionally, contracted services decreased in our Contract Operations group by $3.0 million primarily related to a decreased level of activity for the Design, Build and Operate project in Fillmore, California. The decrease in transportation costs was due to lower gasoline prices during the three months ended March 31, 2009 compared to the same period in 2008. Other operating supplies and services decreased due to lower divestiture related costs. These costs totaled $3.3 million in 2008 compared to $0.4 million in 2009.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, decreased $2.7 million or by 7.7%, for the three months ended March 31, 2009 compared to the same period in the prior year.

	For the three months ended March 31,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Maintenance services and supplies	$22,233	$24,394	$(2,161)	(8.9%)
Removal costs, net	10,009	10,553	(544)	(5.2%)

Total	$32,242	$34,947	$(2,705)	(7.7%)

The Regulated Businesses’ maintenance materials and service costs decreased by $3.0 million for the three months ended March 31, 2009. In addition to lower removal costs, the expenses for the quarter ended March 31, 2008 included $1.8 million in costs associated with a program in Illinois to maintain valves. Additionally, tank painting expenses were lower by $1.1 million primarily in New Jersey.

Customer billing and accounting expenses increased by $3.4 million, or 45.8%, for the three months ended March 31, 2009 compared to the same period in the prior year.

	For the three months ended March 31,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Uncollectible accounts expense	$4,735	$1,407	$3,328	236.5%
Postage	2,966	2,797	169	6.0%
Other	3,102	3,206	(104)	(3.2%)

Total	$10,803	$7,410	$3,393	45.8%

The increase was the result of higher uncollectible accounts expense in our Regulated Businesses of $3.9 million due to an usually low balance in 2008 due to a concerted collection effort of previously written off accounts in the first quarter of 2008 as well as increases in our overall write-off percentages and specific provisions for certain receivables due to the uncertainty of collectability in the first quarter of 2009. Our Non-Regulated Businesses’ uncollectible expense decreased by $0.5 million, primarily due to collection of previous write-offs.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $4.5 million, or 54.4%, in 2009.

	For the three months ended March 31,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Insurance	$10,344	$6,478	$3,866	59.7%
Regulatory expenses	2,545	1,870	675	36.1%

Total	$12,889	$8,348	$4,541	54.4%

Insurance expense increased due to increased claims experienced in 2009 compared to 2008 in addition to increased general liability and property insurance premiums. Regulatory expenses are higher in 2009 as a result of costs incurred in connection with the rate case appeal in our Tennessee subsidiary as well as increased amortization of costs related to final rate orders received in several states.

Depreciation and amortization Depreciation and amortization expense increased by $4.9 million, or 7.7%, for the three months ended March 31, 2009 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, relatively remained unchanged, increasing by only $0.4 million, or 0.8%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Gain on sale of assets Gain on sale of assets was $0.2 million for the three months ended March 31, 2009 compared to a gain of $0.1 million for the three months ended March 31, 2008 due to non-recurring sales of assets no longer used in our operations.

Impairment charge For the three months ended March 31, 2009, we recorded an impairment charge to goodwill of our Regulated Businesses in the amount of $448.2 million and our Non-regulated Business of $1.8 million. For the three months ended March 31, 2008, we recorded an impairment charge of $750.0 million in our Regulated Business. The March 31, 2009 impairment charge was primarily related to the high degree of volatility experienced and, as of March 31, 2009, the sustained period for which the Company’s market price was below its carrying value. The 2008 impairment charge was primarily due to the market price of our common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment charge was a decline in the fair value of our debt (due to increased market interest rates).

Other income (deductions) Interest expense, net of interest income, which is the primary component of our other income (deductions), increased by $2.0 million, or 2.9%, for the three months ended March 31, 2009 compared to the same period in the prior year. The increase is primarily due to the increased borrowings associated with capital expenditures. Partially offsetting the change in interest expense was an increase in AFUDC of $1.3 million for the three months ended March 31, 2009 compared to the same period in 2008 as a result of increased construction work in progress.

Provision for income taxes Our consolidated provision for income taxes increased $14.7 million, or 358.5%, to $10.6 million for the three months ended March 31, 2009. The effective tax rates for the three months ended March 31, 2009 and 2008 of (2.6%) and 0.6% respectively, reflect the tax effects of goodwill impairments as discrete items as the Company considers these charges as infrequently occurring or unusual.

Net (loss). Net loss decreased $319.4 million, to $413.1 million for the three months ended March 31, 2009 compared to a net loss of $732.5 million for the three months ended March 31, 2008. The decrease is the result of the aforementioned changes.

Liquidity and Capital Resources

Our business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary we obtain funds from external sources in the capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facilities with aggregate bank commitments of $850.0 million, of which $433.5 million was available as of April 30, 2009, that we use to fulfill our short-term liquidity needs, to issue letters of credit and back our $292.0 million outstanding commercial paper. As of April 30, 2009, the Company can issue additional commercial paper of $140.3 million which is backed by the credit facilities. See the “Credit Facilities and Short-Term Debt” section below for further discussion.

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

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position of $748.6 million as of March 31, 2009.

We expect to fund future maturities of long-term debt through a combination of external debt and cash flow from operations. We have no plans to reduce debt significantly.

We rely on our revolving credit facility and the capital markets to satisfy our liquidity needs. Disruptions in the credit markets may discourage lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. In order to meet our short-term liquidity needs we are borrowing under AWCC’s existing $850.0 million revolving credit facilities. AWCC had $370.0 million of outstanding borrowings under its lines of credit, $46.5 million of outstanding letters of credit under this credit facility and $292.0 million of outstanding overnight commercial paper as of April 30, 2009. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

During 2009, the Company used its commercial paper and revolver, to redeem, through its subsidiaries $120.3 million of its variable rate demand bonds. As of March 31, 2009, all variable rate demand bonds have been repurchased and are held in the Company’s treasury.

As a result of the American Recovery and Reinvestment Tax Act of 2009 (“the Act”), we intend to apply for subsidized financing under the Act in many of the states where we operate. Since the issuance of tax-exempt bonds and financing from state revolving funds is subject to governmental approvals, at this time we are not certain how much of these funds, if any, will be available to investor owned utilities. Also in connection with the Act, the Company has reflected the benefits from the extension of bonus depreciation in its first quarter results.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of operations, are weighted toward the third quarter of each fiscal year. Our future cash flows from operating activities will be affected by economic utility regulation; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining per customer usage of water; weather and seasonality; and other business impacts. Cash flows from operating activities have been a reliable, steady source of cash flow, sufficient to meet operating requirements and a portion of our capital expenditures requirements. We will seek access to debt and equity capital markets to meet the balance of our capital expenditure requirements. There can be no assurance that we will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in our rate regulatory environments or changes in our customer economic outlook and ability to pay for service in a timely manner. We can provide no assurance that our customers’ historical payment pattern will continue in the future. Cash flows from operating activities for the three months ended March 31, 2009 were $142.5 million compared to $85.4 million for the three months ended March 31, 2008.

The following table provides a summary of the major items affecting our cash flows from operating activities for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009	2008
	(In thousands)
Net income (loss)	$(413,079)	$(732,484)
Add (subtract):
Non-cash operating activities (1)	585,065	826,569
Changes in working capital (2)	(1,978)	21,144
Pension and postretirement healthcare contributions	(27,509)	(29,838)

Net cash flows provided by operations	$142,499	$85,391

(1)	Includes depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, gain on sale of assets, and other non-cash items, net, less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to receivables and unbilled utility revenue, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued and other current liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2009 and 2008 were $202.3 million and $187.7 million, respectively. Construction expenditures increased $7.8 million to $196.2 million for the three months ended March 31, 2009 from $188.4 million for the three months ended March 31, 2008 as a result of increased investment in regulated utility plant projects. We anticipate investing approximately $800.0 million on construction and other capital projects in 2009.

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

Included in 2009 are planned construction expenditures of approximately $83 million to construct a new water treatment plant on the Kentucky River. On April 25, 2008, the Kentucky Public Service Commission approved Kentucky American Water’s application for a certificate of convenience and necessity to construct a 20.0 million gallon per day treatment plant on the Kentucky River and a 30.6 mile pipeline to meet Central Kentucky’s water supply deficit. The Kentucky project is expected to be completed by 2010 with an estimated cost of $162 million.

As previously disclosed above, with respect to our New Jersey subsidiary’s agreement with the City to purchase the assets of its water system for $75.0 million, the New Jersey Regulator issued its order on April 3, 2009 approving a stipulation of settlement (the “Order”). The effective date of the Order is automatically stayed pending resolution of court proceedings initiated in New Jersey Superior Court by a small number of Trenton residents seeking to submit the acquisition to a referendum. The trial court ruled in March 2009 that a referendum is not required but the residents have filed for reconsideration of that ruling. The trial court is expected to hear the matter in mid May 2009. The Company can provide no assurance as to the outcome of the court proceedings.

Our investing activities require considerable capital resources which we have generated in operations and attained through financing activates. We can provide no assurance that the resources will be sufficient to meet our expected investment needs and may be required to delay or reevaluate our investment plans.

Cash Flows from Financing Activities

Our financing activities include the issuance of long-term and short-term debt, primarily through our wholly-owned financing subsidiary, AWCC. We intend to access the capital markets on a regular basis, subject to market conditions. In addition, we intend to issue equity in the future to maintain an appropriate capital structure, subject to any restrictions in our registration rights agreement with RWE. In order to finance new infrastructure, we received customer advances and contributions for construction (net of refunds) of $2.6 million and ($13.7) million for the three months ended March 31, 2009 and 2008, respectively.

On May 1, 2009 we and AWCC filed a universal shelf registration statement that enables us to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.

In addition, on May 1, 2009, we asked the SEC to withdraw the registration statement on Form S-1 that we originally filed on December 18, 2008 for the proposed offering of our common stock. No securities have been sold pursuant to such registration statement.

The following long-term debt was issued in the first three months of 2009:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Senior notes	8.25%	2038	$75,000

Total issuances				$75,000

On April 8, 2009, our Pennsylvania subsidiary, Pennsylvania-American Water Company, closed an offering to issue $80.0 million in tax-exempt water facility revenue bonds through the Pennsylvania Economic Development Financing Authority (“PEDFA”). The coupon rate on the bonds is 6.2% with a maturity date of April 1, 2039. The $80 million bond was rated “A” by Standard & Poor’s and “A3” by Moody’s. The proceeds from the offering will be used to fund certain capital improvement projects.

From time to time and as market conditions warrant, we may consider offerings of other tax-exempt water facility revenue bonds. Under a tax-exempt offering, the interest paid to investors is non-taxable. As an additional benefit to bondholders, the recently enacted American Recovery and Reinvestment Act has established that the interest is not includable in the Alternative Minimum Tax calculation. Subject to market conditions, we expect to raise approximately $300 million in tax-exempt financing over the next few months. We can provide no assurances that these offerings will occur. Separately, we have applications totaling $98.6 million filed with state PUCs to access revolving loan funds. Due to the demand for these funds, we believe the likelihood of being awarded these funds is low.

The following long-term debt was retired through optional redemption or payment at maturity during the first three months of 2009:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Long-term debt:
American Water Capital Corp.	Floating rate	1.55%-2.20%	2018-2032	$86,860
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	28,000
Other subsidiaries	Floating rate	1.50%-10.00%	2015-2032	33,420
Other subsidiaries	Fixed rate	5.00% - 9.10%	2009-2030	565
Other subsidiaries	State financing authority loans and other	0.00% - 5.00%	2009-2034	1,565

Total retirements & redemptions				$150,410

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheet.

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

March 31, 2009
(In thousands)
Commercial paper, net	$256,940
Book overdraft	18,152
Revolving credit line	370,000

Total short-term debt	$645,092

At March 31, 2009, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper.

Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity
(In thousands)	(In thousands)	(In thousands)	(In thousands)
$850,000	$436,149	$150,000	$106,149

On April 8, 2009, our Pennsylvania subsidiary, Pennsylvania-American Water Company, closed an offering to issue $80 million in tax-exempt water facility revenue bonds through the Pennsylvania Economic Development Financing Authority (“PEDFA”). The coupon rate on the bonds is 6.2% with a maturity date of April 1, 2039. The $80 million bond was rated “A” by Standard & Poor’s and “A3” by Moody’s. The proceeds from this offering will be used to fund certain construction projects.

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The weighted average interest rate on short-term borrowings for the three months ended March 31, 2009 was approximately 0.99% compared to 0.72% for the three months ended March 31, 2008.

AWCC has entered into a $10.0 million committed revolving line of credit with PNC Bank, N.A. This line of credit will terminate on December 31, 2009 unless extended and is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of PNC Bank, N.A. or the applicable LIBOR for the term selected plus 200 basis points. In addition, there is a fee of 25 basis points charged quarterly on the portion of the commitment that is undrawn. As of April 30, 2009, we had no outstanding borrowings under this revolving line of credit. If this line of credit were not extended beyond its current maturity date of December 31, 2009, AWCC would continue to have access to its $840.0 million unsecured revolving credit facility described below.

AWCC, our finance subsidiary, entered into an $840 million senior unsecured credit facility syndicated among the following group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent.

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

If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment, however the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will replace a defaulting lender. As of April 30, 2009, AWCC had $370.0 million of outstanding borrowings under its lines of credit, $46.5 million of outstanding letters of credit under this credit facility and $292.0 million of commercial paper outstanding.

Capital Structure

Our capital structure was as follows:

	At March 31, 2009	At December 31, 2008
Total stockholders’ equity	40%	44%
Long-term debt and redeemable preferred stock at redemption value	52%	49%
Short-term debt and current portion of long-term debt	8%	7%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. Our failure to comply with restrictive covenants under our credit facilities could trigger repayment obligations. We were in compliance with our covenants as of March 31, 2009.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of March 31, 2009, our ratio was 0.60 and therefore we were in compliance with the ratio.

Security Ratings

Our access to the capital markets, including the commercial paper market, and their respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of March 31, 2009:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

Moody’s rating outlook for both American Water and AWCC is stable.

On May 1, 2009, Standard & Poor’s reaffirmed its ratings.

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

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on our net position with a counter party, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the Company’s situation at the time of the demand. If we can reasonably claim that we are willing and financially able to perform our obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient. We do not expect to post any collateral which will have a material adverse impact on the Company’s results of operation, financial position or cash flows.

Dividends

Our board of directors has adopted a dividend policy to distribute a portion of our net cash provided by operating activities to our stockholders as regular quarterly dividends, rather than retaining that cash for other purposes. We expect to distribute 50% to 70% of our annual net income, adjusted for certain non-cash items.

On March 2, 2009, we paid a cash dividend of $32.0 million or $0.20 per share to all shareholders of record as of February 18, 2009. There were no dividend payments made for the three months ended March 31, 2008 as we were not a publicly traded company at that time.

On April 30, 2009 our board of directors declared a quarterly cash dividend payment of $0.20 per share payable on June 1, 2009 to all shareholders of record as of May 18, 2009.

Current Credit Market Position

The Company believes it has sufficient liquidity despite the current disruption of the capital and credit markets. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and credit facilities with $850.0 million in aggregate total commitment from a diversified group of banks. As of April 30, 2009, we had $433.5 million available to fulfill our short-term liquidity needs, to issue letters of credit and back our $292.0 million outstanding commercial paper. As of April 30, 2009, the Company can issue additional commercial paper of $140.3 million which is backed by the credit facilities. The market disruption has caused the Company to redeem its tax exempt bonds in variable rate structures. The Company closely monitors the financial condition of the financial institutions associated with its credit facilities.

The Company’s retirement trust assets are exposed to the market prices of debt and equity securities. Changes to the retirement trust asset value can impact the Company’s pension and other benefits expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover pension and other benefit costs through rates. In addition, pension and other benefits liabilities decrease as fixed income asset values decrease (fixed income yields rise) since the rate at which we discount pension and other retirement trust asset future obligations is highly correlated to fixed income yields. During 2008, the market value of our pension and postretirement benefit trust assets declined by $171.9 million. Additionally, a reduction in fixed income yields (rate used to discount obligations) at the end of 2008 caused an increase to pension and postretirement benefit liabilities. The reduction of asset values combined with an increase in pension and postretirement benefit liabilities will constitute an increase to pension and postretirement benefit expense of $32.0 million during 2009 compared to 2008. We have begun discussions with our regulators about the appropriate treatment for these incremental costs in order to minimize regulatory lag between incurring of the expense and any recovery of the expense. To date, we have authorization to recover or defer $5.8 million of this annual increase and have requested permission to recover or defer as a deferred asset until the next rate case is concluded an additional $7.3 million of this increase in 2009. Until we receive permission from the regulators to defer costs, we will continue to expense them. We are also discussing with regulators other ways in which to defer the costs until future rate cases are filed.

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

Market Risk

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. As of March 31, 2009 a hypothetical 100 basis point increase in interest rates associated with our short-term borrowing will decrease our pre-tax earning by $4.7 million. Our risks associated with price increase for chemicals, electricity and other commodities are reduced through contracts and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material impact on our results of operations, cash flows and financial position.

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

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” in our Form 10-K for the year ended December 31, 2008 filed with the SEC for a discussion of the critical accounting policies.

Recent Accounting Pronouncements

See Part I, Item 1—Financial Statements (Unaudited)—Note 2—New Accounting Pronouncements in this Quarterly Report on Form 10-Q for a discussion of new accounting standards recently adopted or pending adoption.

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

As of March 31, 2009, our previously identified material weakness in our internal control over financial reporting relating to controls over maintenance of contracts and agreements remains. Specifically, effective controls did not exist to ensure the accuracy and completeness of accounting and disclosure for such contracts and agreements.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009. Nevertheless, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America.

Plan for Remediation of Material Weakness

We believe that we have taken the appropriate actions to remediate the material weakness described above by (1) conducting training on controls over maintenance of contracts and agreements for personnel, (2) hiring additional resources, and (3) designing and implementing new policies, procedures and controls. We believe this material weakness will remain until we have had sufficient experience with the sustainability of the controls.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously reported under Part I, Item 3 “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008, other than as described below.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations or require us to effect additional dilutive equity issuances.

Our total assets include substantial goodwill. At March 31, 2009, the Company’s goodwill totaled $1,249.8 million. The goodwill is primarily associated with the acquisition of American Water by an affiliate of RWE in 2003 and the acquisition of E’Town Corporation in 2001. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event, that would more likely than not reduce the fair value of a reporting unit below its carrying value, has occurred. We have been required to reflect, as required by SFAS No. 142 and other applicable accounting rules, a non-cash charge to results of operations for goodwill impairment in the amounts of $450.0 million and $750.0 million for the three months ended March 31, 2009 and 2008, respectively. As a result of these impairments, net income for the three months ended March 31, 2009 and 2008 was reduced by $443.0 million and $738.5 million, respectively.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	American Water Works Company, Inc. Deferred Compensation Plan (As amended and restated effective January 1, 2001), incorporated by reference to Exhibit 10(C) to American Water Works Company, Inc.’s Form 10-K, File No. 001-03437, filed March 28, 2001

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Water Works Company, Inc.
(Registrant)

May 6, 2009	/s/ Donald L. Correll

(Date)	Donald L. Correll
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2009	/s/ Ellen C. Wolf

(Date)	Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	American Water Works Company, Inc. Deferred Compensation Plan (As amended and restated effective January 1, 2001), incorporated by reference to Exhibit 10(C) to American Water Works Company, Inc.’s Form 10-K, File No. 001-03437, filed March 28, 2001

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.