Form 10-Q
period 2009-06-30
American Water Works Company, Inc.
filed 2009-08-06
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2009
Common Stock, $0.01 par value per share	174,562,309 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,057,127 at June 30 and $2,969,869 at December 31	$10,255,426	$9,991,783
Nonutility property, net of accumulated depreciation of $101,542 at June 30 and $101,287 at December 31	140,266	132,145

Total property, plant and equipment	10,395,692	10,123,928

Current assets
Cash and cash equivalents	9,012	9,542
Restricted funds	33,007	454
Utility customer accounts receivable	161,712	149,198
Allowance for uncollectible accounts	(19,946)	(18,644)
Unbilled utility revenues	152,105	134,204
Non-Regulated trade and other receivables, net	63,823	68,877
Materials and supplies	32,869	28,948
State income taxes receivable	4,775	—
Other	58,348	45,096

Total current assets	495,705	417,675

Regulatory and other long-term assets
Regulatory assets	945,572	919,654
Restricted funds	46,416	10,599
Goodwill	1,250,067	1,699,517
Other	56,597	60,445

Total regulatory and other long-term assets	2,298,652	2,690,215

TOTAL ASSETS	$13,190,049	$13,231,818

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 174,562 and 160,000 shares outstanding at June 30 and December 31, respectively)	$1,746	$1,600
Paid-in-capital	6,135,650	5,888,253
Accumulated deficit	(2,130,833)	(1,705,594)
Accumulated other comprehensive loss	(78,357)	(82,251)
Treasury stock	—	(7)

Common stockholders’ equity	3,928,206	4,102,001
Preferred stock without mandatory redemption requirements	4,557	4,557

Total stockholders’ equity	3,932,763	4,106,558

Long-term debt
Long-term debt	4,981,912	4,624,063
Redeemable preferred stock at redemption value	24,154	24,150

Total capitalization	8,938,829	8,754,771

Current liabilities
Short-term debt	268,751	479,010
Current portion of long-term debt	97,357	175,822
Accounts payable	123,116	149,795
Taxes accrued, including income taxes of $0 at June 30 and $6,061 at December 31	60,371	52,488
Interest accrued	56,152	53,629
Other	187,040	194,016

Total current liabilities	792,787	1,104,760

Regulatory and other long-term liabilities
Advances for construction	620,040	622,227
Deferred income taxes	757,967	705,587
Deferred investment tax credits	33,220	34,023
Regulatory liabilities	318,575	307,324
Accrued pension expense	500,342	502,062
Accrued postretirement benefit expense	237,268	241,193
Other	48,398	48,456

Total regulatory and other long-term liabilities	2,515,810	2,460,872

Contributions in aid of construction	942,623	911,415
Commitments and contingencies (See Note 9)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$13,190,049	$13,231,818

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues	$612,740	$589,369	$1,162,910	$1,096,184

Operating expenses
Operation and maintenance	330,597	330,576	644,999	641,837
Depreciation and amortization	73,242	67,307	142,085	131,223
General taxes	51,699	49,628	104,196	101,694
(Gain) loss on sale of assets	10	(800)	(192)	(870)
Impairment charge	—	—	450,000	750,000

Total operating expenses, net	455,548	446,711	1,341,088	1,623,884

Operating income (loss)	157,192	142,658	(178,178)	(527,700)

Other income (deductions)
Interest, net	(73,688)	(70,066)	(145,667)	(140,034)
Allowance for other funds used during construction	3,575	3,387	6,918	5,928
Allowance for borrowed funds used during construction	1,991	1,725	3,863	3,093
Amortization of debt expense	(1,535)	(1,441)	(3,023)	(2,759)
Other, net	(1,409)	(599)	(295)	550

Total other income (deductions)	(71,066)	(66,994)	(138,204)	(133,222)

Income (loss) before income taxes	86,126	75,664	(316,382)	(660,922)
Provision for income taxes	34,137	30,166	44,708	26,064

Net income (loss)	$51,989	$45,498	$(361,090)	$(686,986)

Net income (loss) per common share:
Basic	$0.32	$0.28	$(2.23)	$(4.29)

Diluted	$0.32	$0.28	$(2.23)	$(4.29)

Average common shares outstanding during the period:
Basic	163,229	159,932	161,629	159,966

Diluted	163,301	159,976	161,629	159,966

Dividends per common share	$0.20	$—	$0.40	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(361,090)	$(686,986)
Adjustments
Depreciation and amortization	142,085	131,223
Impairment charge	450,000	750,000
Amortization of removal costs net of salvage	20,144	21,214
Provision for deferred income taxes	47,196	21,960
Amortization of deferred investment tax credits	(803)	(808)
Provision for losses on utility accounts receivable	12,050	6,368
Allowance for other funds used during construction	(6,918)	(5,928)
Gain on sale of assets	(192)	(870)
Pension and non-pension post retirement benefits	55,916	24,768
Other, net	(11,495)	(23,933)
Pension and non-pension post retirement benefit contributions	(55,018)	(59,676)
Changes in assets and liabilities
Receivables and unbilled utility revenues	(34,859)	(23,098)
Other current assets	(21,948)	(20,539)
Accounts payable	(5,772)	(3,996)
Taxes accrued, including income taxes	11,136	2,172
Interest accrued	2,523	2,853
Other current liabilities	(14,247)	6,551

Net cash provided by operating activities	228,708	141,275

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures	(400,174)	(425,960)
Acquisitions	—	(248)
Proceeds from sale of assets and securities	221	798
Removal costs from property, plant and equipment retirements, net	(12,922)	(4,857)
Net restricted funds released	57,020	2,653
Other	(1,250)	—

Net cash used in investing activities	(357,105)	(427,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	309,785	201,546
Repayment of long-term debt	(152,248)	(191,519)
Redemption of preferred stock	(6)	(14)
Net (repayments) borrowings under short-term debt agreements	(198,333)	36,773
Proceeds from issuance of common stock (net of expenses of $7,824)	242,301	—
Proceeds from employee stock plan issuances	1,010	—
Advances and contributions for construction, net of refunds of $12,336 and $38,735 at June 30, 2009 and 2008	6,184	2,169
Change in cash overdraft position	(11,926)	(13,869)
Capital contributions	—	245,000
Debt issuance costs	(4,894)	(1,314)
Dividends paid	(64,006)	—

Net cash provided by financing activities	127,867	278,772

Net decrease in cash and cash equivalents	(530)	(7,567)
Cash and cash equivalents at beginning of period	9,542	13,481

Cash and cash equivalents at end of period	$9,012	$5,914

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$51,760	$67,192
Non-cash financing activity:
Long-term debt	$125,431	$—
Advances and contributions	$39,347	$12,578

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2008	160,000	$1,600	$5,888,253	$(1,705,594)	$(82,251)	—	$(7)	$4,557	$4,106,558
Net loss	—	—	—	(361,090)	—	—	—	—	(361,090)
Common stock offering, net of expenses of $7,824	14,500	145	242,156	—	—	—	—	—	242,301
Stock-based compensation activity	62	1	5,241	(143)	—	—	7	—	5,106
Other comprehensive income (loss) net of tax of $1,931	—	—	—	—	3,894	—	—	—	3,894
Dividends per common share	—	—	—	(64,006)	—	—	—	—	(64,006)

Balance at June 30, 2009	174,562	$1,746	$6,135,650	$(2,130,833)	$(78,357)	—	$—	$4,557	$3,932,763

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2007	160,000	$1,600	$5,637,947	$(1,079,118)	$(18,383)	—	$—	$4,568	$4,546,614
Net loss	—	—	—	(686,986)	—	—	—	—	(686,986)
Equity investment by RWE	—	—	245,000	—	—	—	—	—	245,000
Contribution of common stock by RWE	—	—	1,933	—	—	90	(1,933)	—	—
Stock-based compensation activity	—	—	2,992	—	—	—	—	—	2,992
Other comprehensive income (loss) net of tax of $9	—	—	—	—	(150)	—	—	—	(150)

Balance at June 30, 2008	160,000	$1,600	$5,887,872	$(1,766,104)	$(18,533)	90	$(1,933)	$4,568	$4,107,470

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2009	2008
Net income (loss)	$51,989	$45,498
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $8 and $5, respectively	12	7
Actuarial cost, net of tax of $958 and $0, respectively	1,498	—
Foreign currency translation adjustment	1,414	(18)

Total comprehensive income (loss)	$54,913	$45,487

	Six Months Ended June 30,
	2009	2008
Net income (loss)	$(361,090)	$(686,986)
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $15 and $9, respectively	23	13
Actuarial cost, net of tax of $1,916 and $0, respectively	2,997	—
Foreign currency translation adjustment	874	(163)

Total comprehensive income (loss)	$(357,196)	$(687,136)

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying consolidated balance sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at June 30, 2009, the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2009, and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income (loss), and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2008 consolidated balance sheet was taken from audited financial statements. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Effective with this report, the Company implemented a new accounting standard regarding subsequent events (see Note 2). The Company has evaluated all events or transactions that occurred after June 30, 2009 through August 6, 2009, the date the Company issued the accompanying financial statements. During this period, the Company did not have any material recognizable subsequent events that have not been reflected in the financial statements.

Certain reclassifications have been made to conform previously reported data to the current presentation.

Note 2: New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). This standard establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This standard will improve financial reporting by enterprises involved with variable interest entities by addressing the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of FIN 46(R). This standard is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have an impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). This statement amends current guidance for accounting for the transfers of financial assets. Key provisions of SFAS 166 include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in which a portion of a financial asset has been transferred and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Further, SFAS 166 requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. SFAS 166 is effective for the Company beginning January 1, 2010, and is required to be applied prospectively. The Company is currently assessing the impacts SFAS 166 may have on its financial statements.

        On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions, (ii) the circumstances under which an entity should recognize events or transactions and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have an impact on the Company’s results of operations, financial position or cash flows. (See Note 1)

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to

require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. As this FSP provides for additional disclosure requirements only, the adoption of this FSP did not have an impact on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which amends SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to provide additional guidance on fair value measurements in inactive markets when the volume and level of activity for the asset and liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not have an impact on the Company’s results of operations, financial position or cash flows. (See Note 12)

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends impairment guidance for certain debt securities and will require an entity to assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. If an entity is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses (for example, liquidity risk) would be reflected in other comprehensive income. The FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not have an impact on the Company’s results of operations, financial position or cash flows.

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

Note 3: Goodwill

At June 30, 2009 the Company’s goodwill totaled $1,250,067. The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The following table summarizes the six-month changes in the Company’s goodwill by reporting unit:

	Regulated Unit	Non-regulated Units	Consolidated
Balance at December 31, 2008	$1,569,835	$129,682	$1,699,517
Impairment losses	(448,248)	(1,752)	(450,000)
Other activity	550	—	550

Balance at June 30, 2009	$1,122,137	$127,930	$1,250,067

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

The Company recognized goodwill impairment charges of $450,000 and $750,000 for the six months ended June 30, 2009 and 2008, respectively.

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

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The step 1 calculation used to identify potential impairment compares the calculated fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than such reporting unit’s carrying value, then step 2 is performed to measure the amount of the impairment loss (if any) for such reporting unit.

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

In conjunction with step 1, the Company also reconciles the difference between the calculated market capitalization and the aggregate carrying value of the reporting units to ensure that any excess is supportable by relevant market information. The Company makes certain assumptions, which it believes to be appropriate, that support this reconciliation. The Company considers, in addition to the listed trading price of the Company’s shares, the effect on that price due to RWE Aktiengesellschaft’s (“RWE”) ownership level, the effect of RWE’s expected disposition of its owned Company shares on the market for those shares, the applicability of a control premium to the Company’s shares and certain other factors the Company deems appropriate. As a result, the Company may conclude that the Company’s fair value exceeds what the Company might otherwise have concluded had it relied on market price alone.

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

Note 4: Stockholders’ Equity

Common Stock

On June 10, 2009 the Company completed the public offering of 29,900 shares of its common stock. Pursuant to the offering, the Company sold 14,500 shares of common stock and 15,400 shares were sold by RWE.

The Company completed the sale of 14,500 shares of common stock at $17.25 per share. The proceeds from the offering, net of underwriters’ discounts and expenses payable by the Company were $242,301. The Company used the proceeds to repay short-term debt.

RWE completed a partial divestiture of its investment in the Company through the sale of 11,500 shares at a price of $17.25. RWE granted the underwriters a 30-day option to purchase up to an additional 3,900 shares of the Company’s stock at a price of $17.25. The underwriters exercised their option and purchased 3,900 shares to cover over-allotments. The Company did not receive any proceeds from the RWE sale of the Company’s shares. Prior to the sale of shares by RWE and the Company, RWE owned approximately 60% of the Company’s common shares. After the sales of shares and exercise of the underwriters’ over-allotment option, RWE owns approximately 47% of the Company’s shares.

In March 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of February 18, 2009, amounting to $32,000. In June 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of May 18, 2009, amounting to $32,006.

On July 31, 2009, the Company declared a quarterly cash dividend payment of $0.21 per share payable on September 1, 2009 to all shareholders of record as of August 18, 2009.

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). The total aggregate number of shares of common stock that may be issued under the Plan was increased to 15,500 from 6,000 in May of 2009. As of June 30, 2009, a total of 12,175 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

Stock options and restricted stock units granted in 2008 included 1,470 stock options and 190 restricted stock units that are subject to performance-based vesting requirements. On February 20, 2009, the Company cancelled 311 of these stock options and 39 of these restricted stock units related to the first performance vesting period because the performance goals were not fully met at December 31, 2008. The Company recognizes expense on the remaining stock options and restricted stock units where achievement of the performance goals is considered probable. At June 30, 2009, 439 stock options and 58 restricted stock unit awards are not considered probable to meet performance conditions.

The Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”) was effective as of July 1, 2008. As of June 30, 2009, there were 1,898 shares of common stock reserved for issuance under the ESPP.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Stock options	$889	$470	$1,831	$470
Restricted stock units	1,258	218	2,196	436
Restricted stock	—	1,406	—	1,406
Employee stock purchase plan	96	—	210	—

Stock-based compensation in operation and maintenance expense	2,243	2,094	4,237	2,312
Income tax benefit	(875)	(817)	(1,653)	(902)

After-tax stock-based compensation expense	$1,368	$1,277	$2,584	$1,410

At June 30, 2009, unrecognized compensation expense for unvested stock options and restricted stock units totaled approximately $5,721 and $4,120, respectively.

Stock Options

On February 20, 2009, the Company granted 1,091 non-qualified stock options to certain employees under the Plan. The stock options vest ratably over a three-year service period from January 1, 2009. The grant date fair value and exercise price of options awarded in 2009 were $3.96 and $20.70, respectively.

The following table presents the assumptions used in the pricing model for the February 2009 option grant:

Dividend yield	3.86%
Expected volatility	31.67%
Risk-free interest rate	1.79%
Expected life (years)	4.36
Grant date fair value	$3.96

Stock options granted under the Plan generally have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. There are no option awards vested and no stock options have been exercised as of June 30, 2009. The table below summarizes stock option activity for the six months ended June 30, 2009.

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	2,060	$21.50
Granted	1,091	20.70
Cancelled	(311)	21.50
Forfeited or expired	(36)	21.22
Exercised	—	—

Options outstanding at June 30, 2009	2,804	$21.19	5.70	$—

Restricted Stock Units

On May 8, 2009 and June 19, 2009, the Company granted 15 and 5 restricted stock units, respectively, to certain non-employee directors under the Plan. The restricted stock units vested on the date of the grant; however, distribution of the shares will be made within 30 days of the earlier of August 12, 2010 or the participant’s separation from service. The grant date fair value of the restricted stock units awarded in May 2009 is $18.55 and $18.58 in June 2009.

On February 20, 2009, the Company granted 195 restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three year performance period beginning January 1, 2009 (the “Performance Period”); however, distribution of the shares is contingent upon the achievement of certain market thresholds over the Performance Period. The grant date fair value of the restricted stock units awarded in February 2009 is $22.08.

Restricted stock units generally vest over periods ranging from one to three years. Restricted stock units granted without market conditions are valued at the market value of the Company’s common stock on the date of grant. Restricted stock units granted with market conditions are valued using a Monte Carlo model. The weighted-average remaining life of the Company’s restricted stock units is 1.3 years. The table below summarizes restricted stock unit activity for the six months ended June 30, 2009.

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2009	267	$21.50
Granted	215	21.75
Vested	(20)	18.56
Cancelled	(39)	21.50
Forfeited	(5)	21.75

Nonvested total at June 30, 2009	418	$21.77

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company will pay the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. During the three and six months ended June 30, 2009, the Company accrued additional dividend equivalents totaling $71 and $143, respectively.

Employee Stock Purchase Plan

Under the ESPP, employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of a) the beginning or b) the end of each three-month purchase period. During the six months ended June 30, 2009, the Company issued 62 shares under the ESPP.

Note 5: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate Range	Weighted Average Rate	Maturity Date	June 30, 2009	December 31, 2008
Long-term debt of American Water Capital Corp. (“AWCC”)
Private activity bonds and government funded debt
Fixed rate	6.00%-6.75%	6.26%	2018-2039	$98,290	$—
Floating rate (a)	0.90%-2.25%	1.00%	2032	23,325	86,860
Senior notes
Fixed rate	5.39%-10.00%	6.27%	2011-2039	3,056,000	2,959,000
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.88%	5.07%	2009-2039	1,054,176	937,835
Floating rate (b)	0.90%-2.40%	1.00%	2015	8,560	33,420
Mortgage bonds
Fixed rate	5.48%-9.71%	7.48%	2009-2039	775,664	675,200
Senior debt
Fixed rate				—	40,613
Mandatory redeemable preferred stock	4.60%-9.75%	8.34%	2013-2036	24,419	24,425
Notes payable and other (c)	5.76%-11.91%	10.35%	2011-2026	2,763	2,882

Long-term debt				5,043,197	4,760,235
Unamortized debt discount, net (d)				60,226	63,800

Total long-term debt				$5,103,423	$4,824,035

(a)	Variable rate tax-exempt bonds which are remarketed for periods up to 270 days. These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. If the remarketing fails and no investors purchase the bonds, the Company is obligated to purchase the bonds at par. During 2009, AWCC purchased these bonds because no buyer was willing to purchase the bonds at market rates and subsequently was able to remarket $23,325 for periods of 1 to 8 days. Additionally in 2009, $52,900 was remarketed to fixed rate private activity bonds and government funded debt.
(b)	$24,860 of the 2008 total represents variable rate tax-exempt bonds which are remarketed every 7 days. These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. The remaining $8,560 represents variable rate tax-exempt bonds remarketed for periods up to 270 days. During 2009, AWCC purchased these bonds because no buyer was willing to purchase the bonds at market rates and subsequently was able to remarket $8,560 for periods of 3 to 8 days.
(c)	Includes capital lease obligations of $1,784 and $1,829 at June 30, 2009 and December 31, 2008, respectively.
(d)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2009:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Private activity-fixed rate	6.25%	2039	45,390
American Water Capital Corp.	Private activity-fixed rate	6.00%	2018	18,250
American Water Capital Corp.	Private activity-fixed rate	6.10%	2019	17,950
American Water Capital Corp.	Private activity-fixed rate	6.75%	2031	16,700
American Water Capital Corp.	Private activity-floating rate	1.00%	2032	23,325
American Water Capital Corp.	Senior notes-fixed rate	8.27%	2039	25,500
American Water Capital Corp.	Senior notes-fixed rate	7.21%	2019	24,500
American Water Capital Corp.	Senior notes-fixed rate	8.25%	2038	75,000
Other subsidiaries	Private activity-fixed rate	6.20%	2039	80,000
Other subsidiaries	Private activity-floating rate	1.00%	2015	8,560
Other subsidiaries	Mortgage bonds-fixed rate	5.48%	2019	25,000
Other subsidiaries	Mortgage bonds-fixed rate	6.35%	2039	75,000
Other	Capital lease	8.82%	2011	41

Total Issuances				$435,216

The following long-term debt was retired through optional redemption or payment at maturity during 2009:

Company	Type	Interest Rate	Maturity	Amount
Long-term debt
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
American Water Capital Corp.	Floating rate	1.55%-2.20%	2018-2032	86,860
Other subsidiaries	Floating rate	1.50%-10.00%	2015-2032	33,420
Other subsidiaries	Notes payable and other	9.87%	2013	74
Other subsidiaries	Private activity-fixed rate	0.00%-9.10%	2009-2034	3,808
Mandatory redeemable preferred stock		4.75%-5.75%	2017-2019	6
Other	Capital lease			86

Total retirements & redemptions				$152,254

Interest, net includes interest income of approximately $2,413 and $4,962 for the three and six months ended June 30, 2009 and $2,961 and $4,619 for the three and six months ended June 30, 2008, respectively.

At June 30, 2009, other subsidiaries senior debt of $40,149 and $464 was reclassified to other subsidiaries fixed rate private activity bonds and government funded debt and mortgage bonds, respectively.

Note 6: Short-Term Debt

The components of short-term debt are as follows:

	June 30, 2009	December 31, 2008
Revolving credit line	$—	$437,000
Commercial paper, net of $58 discount	238,667	—
Book overdraft	30,084	42,010

Total short-term debt	$268,751	$479,010

Note 7: Income Taxes

The Company’s estimated annual effective tax rate is 39.4% and 39.5% for the six months ended June 30, 2009 and 2008, respectively, excluding various discrete items including goodwill impairment. The Company’s actual effective tax rates for the three months ended June 30, 2009 and 2008 were 39.6% and 39.9%, respectively. The Company’s actual effective rates for the six months ended June 30, 2009 and 2008 of (14.1%) and (3.9%), respectively, reflect the tax effects of goodwill impairments as discrete items as the Company considers these charges as infrequently occurring or unusual.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic pension benefit cost
Service cost	$7,106	$6,551	$14,213	$13,102
Interest cost	15,729	14,549	31,459	29,098
Expected return on plan assets	(10,556)	(12,925)	(21,112)	(25,850)
Amortization of:
Prior service cost	46	45	91	90
Actuarial loss	5,992	1	11,984	2

Periodic pension benefit cost	18,317	8,221	36,635	16,442

Special termination pension benefit charge	—	—	—	—

Net periodic pension benefit cost	$18,317	$8,221	$36,635	$16,442

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic other postretirement benefit cost
Service cost	$3,293	$3,106	$6,586	$6,212
Interest cost	7,295	7,049	14,590	14,098
Expected return on plan assets	(4,659)	(5,751)	(9,319)	(11,502)
Amortization of:
Transition obligation	44	43	87	86
Prior service (credit) cost	(295)	203	(590)	406
Actuarial loss (gain)	2,288	(295)	4,577	(590)

Net periodic other postretirement benefit cost	$7,966	$4,355	$15,931	$8,710

The Company contributed $34,200 to its defined benefit pension plan in the first six months of 2009 and expects to contribute $50,000 during the balance of 2009. In addition, the Company contributed $20,818 for the funding of its other postretirement plans in the first six months of 2009 and expects to contribute $20,818 during the balance of 2009.

Note 9: Commitments and Contingencies

OMI/Thames Water Stockton, Inc. (“OMI/TW”) is a 50/50 joint venture between a subsidiary of the Company and Operations Management International, Inc. (“OMI”). In February 2003, OMI/TW and the City of Stockton California (the “City”) entered into a 20-year service contract for capital improvements and management services of water, wastewater and storm water utilities. By mutual agreement, OMI/TW and the City of Stockton terminated the contract effective February 29, 2008 (the “Termination Date”). Upon termination, responsibility for management and operation of the system was returned to the City. OMI/TW agreed to provide a limited twelve-month warranty relating to certain components of the facilities that OMI/TW constructed (the “WW39 Plant”), which expired on December 31, 2008. OMI/TW also agreed to correct any latent defects relating to significant deficiencies in the structural components of certain capital improvements discovered prior to November 15, 2009, if any. Additionally, OMI/TW committed to pay for certain employee transition costs and assumed financial responsibility for regulatory fines levied through the Termination Date, if any, resulting from OMI/TW’s failure to comply with applicable National Pollutant Discharge Elimination System permit requirements and/or incidents traced to design defects in the WW39 Plant. During 2007, the California State Water Resources Control Board (the “Board”) issued a notice of violation and a corresponding Settlement Communication related to a discharge into an adjacent river. OMI/TW has agreed to pay a civil penalty and monitoring costs of $425 to resolve this matter and is awaiting the approval of the settlement from the Board. Given the uncertainties related to resolving the remaining issues described above and financial settlement with OMI, the Company has a loss reserve of approximately $1,300 at June 30, 2009 and December 31, 2008, respectively.

The Company is also routinely involved in condemnation proceedings and legal actions incident to the normal conduct of its business. At June 30, 2009, the Company had accrued approximately $4,100 as probable costs and it is reasonably possible that additional losses could range up to $19,400 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2059 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,179,000 at June 30, 2009. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2009 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,115,000 at June 30, 2009. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection and as such the Company periodically becomes subject to environmental claims in the normal course of business. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $7,958 at June 30, 2009 and $10,538 at December 31, 2008, respectively. At June 30, 2009, $7,700 of the accrual (including $1,100 accrued in 2009) relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company paid $3,500 related to this agreement during the first six months of 2009. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates.

Note 11: Net Income (Loss) per Common Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding. Outstanding shares consist of issued shares less treasury stock (if any). Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options and the employee stock purchase plan. The dilutive effect of restricted stock units, stock options, and the employee stock purchase plan is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units, exercise of the stock options and purchases under the employee stock purchase plan. The following table sets forth the components of basic and diluted earnings per share and shows the effect of the common stock equivalents on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Net income (loss)	$51,989	$45,498	$(361,090)	$(686,986)

Denominator
Average common shares outstanding – basic	163,229	159,932	161,629	159,966
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	71	11	—	—
Restricted stock	—	33	—	—
Employee stock purchase plan	1	—	—	—

Average common shares outstanding – diluted	163,301	159,976	161,629	159,966

Options to purchase 1,980 and 608 shares of the Company’s common stock were excluded from the calculation of diluted common shares outstanding because they are anti-dilutive for the three-month periods ended June 30, 2009 and 2008, respectively. There were also 304 and 190 restricted stock units and 824 and 1,470 stock options which were excluded from the calculation of diluted common shares outstanding because certain performance conditions were not satisfied as of June 30, 2009 and 2008, respectively. All of the potentially dilutive securities have been excluded for the six months ended June 30, 2009 and 2008, respectively, because they are anti-dilutive.

Note 12: Fair Value of Assets and Liabilities

Fair Value of Financial Instruments

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

Preferred stock with mandatory redemption requirements and long-term debt: The fair values of preferred stock with mandatory redemption requirements and long-term debt are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debts do not trade in active markets, the fair values are highly dependent upon market conditions surrounding the measurement date. The Company calculated a base yield curve using a risk-free rate (a US Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for US Utility BBB+ debt securities. The Company used these yield curve assumptions to derive a base yield and then adjusted the base yield for specific features of the debt securities for differences in credit profile, collateral, tax treatment and call features.

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

At Fair Value as of June 30, 2009	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,372	$25,176
Long-term debt (excluding capital lease obligations)	5,077,267	5,211,494

At Fair Value as of December 31, 2008	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,368	$23,887
Long-term debt (excluding capital lease obligations)	4,797,838	4,430,117

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2009 and December 31, 2008, respectively:

Recurring Fair Value Measures	At Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—
Restricted funds	79,423	—	—	79,423
Rabbi trust investments	—	3,045	—	3,045
Deposits	10,985	—	—	10,985

Total assets	90,408	3,045	—	93,453

Liabilities:
Deferred compensation obligation	—	7,698	—	7,698

Total liabilities	—	7,698	—	7,698

Total net assets (liabilities)	$90,408	$(4,653)	$—	$85,755

Recurring Fair Value Measures	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—
Restricted funds	11,053	—	—	11,053
Rabbi trust investments	—	3,562	—	3,562

Recurring Fair Value Measures	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Deposits	10,958	—	—	10,958

Total assets	22,011	3,562	—	25,573

Liabilities:
Deferred compensation obligation	—	7,741	—	7,741

Total liabilities	—	7,741	—	7,741

Total net assets (liabilities)	$22,011	$(4,179)	$—	$17,832

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

Non-recurring Fair Value Measurements

As discussed in Note 3, the Company recognized goodwill impairment charges of $450,000 and $750,000 for the six months ended June 30, 2009 and 2008, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 13: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as the Regulated Businesses and Non-Regulated Businesses segments. Other includes inter-segment revenues.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended June 30, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$554,977	$64,264	$(6,501)	$612,740
Depreciation and amortization	67,656	1,464	4,122	73,242
Impairment charge	—	—	—	—
Total operating expenses, net	407,541	58,557	(10,550)	455,548
Adjusted EBIT (1)	147,731	5,387
Total assets	11,336,826	241,133	1,612,090	13,190,049
Capital expenditures	202,798	1,239	—	204,037

	As of or for the Three Months Ended June 30, 2008
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$526,248	$67,038	$(3,917)	$589,369
Depreciation and amortization	63,656	1,861	1,790	67,307
Impairment charge	—	—	—	—
Total operating expenses, net	392,038	62,924	(8,251)	446,711
Adjusted EBIT (1)	134,213	4,681
Total assets	10,472,290	250,337	1,804,055	12,526,682

	As of or for the Three Months Ended June 30, 2008
	Regulated	Non-Regulated	Other	Consolidated
Capital expenditures	235,279	2,244	—	237,523

	As of or for the Six Months Ended June 30, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$1,052,347	$121,796	$(11,233)	$1,162,910
Depreciation and amortization	133,849	2,774	5,462	142,085
Impairment charge	—	—	450,000	450,000
Total operating expenses, net	797,943	112,501	430,644	1,341,088
Adjusted EBIT (1)	255,457	10,102
Total assets	11,336,826	241,133	1,612,090	13,190,049
Capital expenditures	397,491	2,724	—	400,215

	As of or for the Six Months Ended June 30, 2008
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$975,782	$128,210	$(7,808)	$1,096,184
Depreciation and amortization	123,948	3,269	4,006	131,223
Impairment charge	—	—	750,000	750,000
Total operating expenses, net	770,253	120,449	733,182	1,623,884
Adjusted EBIT (1)	206,113	9,263
Total assets	10,472,290	250,337	1,804,055	12,526,682
Capital expenditures	422,934	3,026	—	425,960

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to income (loss) before income taxes:

	For the Three Months Ended June 30, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$147,731	$5,387	$153,118
Add:
Allowance for other funds used during construction	3,575	—	3,575
Allowance for borrowed funds used during construction	1,991	—	1,991
Less:
Interest, net	(57,423)	867	(56,556)
Amortization of debt expense	(1,396)	—	(1,396)

Segments’ income before income taxes	$94,478	$6,254	100,732
Interest, net			(17,132)
Other			2,526

Income before income taxes			$86,126

	For the Three Months Ended June 30, 2008
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$134,213	$4,681	$138,894
Add:
Allowance for other funds used during construction	3,387	—	3,387
Allowance for borrowed funds used during construction	1,725	—	1,725
Less:
Interest, net	(55,085)	750	(54,335)
Amortization of debt expense	(1,441)	—	(1,441)

Segments’ income before income taxes	$82,799	$5,431	88,230
Interest, net			(15,731)
Other			3,165

Income before income taxes			$75,664

	For the Six Months Ended June 30, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$255,457	$10,102	$265,559
Add:
Allowance for other funds used during construction	6,918	—	6,918
Allowance for borrowed funds used during construction	3,863	—	3,863
Less:
Interest, net	(113,817)	1,699	(112,118)
Amortization of debt expense	(2,744)	—	(2,744)

Segments’ income before income taxes	$149,677	$11,801	161,478
Impairment charge			(450,000)
Interest, net			(33,549)
Other			5,689

Loss before income taxes			$(316,382)

	For the Six Months Ended June 30, 2008
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$206,113	$9,263	$215,376
Add:
Allowance for other funds used during construction	5,928	—	5,928
Allowance for borrowed funds used during construction	3,093	—	3,093
Less:
Interest, net	(111,821)	1,386	(110,435)
Amortization of debt expense	(2,759)	—	(2,759)

Segments’ income before income taxes	$100,554	$10,649	111,203
Impairment charge			(750,000)
Interest, net			(29,599)
Other			7,474

Loss before income taxes			$(660,922)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) and subsequent SEC filings as well as in Item IA of Part II of this Quarterly Report. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our Regulated Businesses provide these services and are generally subject to economic regulation by state regulatory agencies in the states in which they operate. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Non-Regulated Businesses segment. For further description of our businesses see the “Business” section found in our Form 10-K for the year ended December 31, 2008 filed with the SEC.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2008 filed with the SEC.

OVERVIEW

Financial Results American Water’s net income was $52.0 million for the three months ended June 30, 2009 as compared to $45.5 million for the three months ended June 30, 2008. Diluted earnings per average common share were $0.32 for the three months ended June 30, 2009 compared to $0.28 for the three months ended June 30, 2008.

American Water’s net loss was $361.1 million for the six months ended June 30, 2009 compared to a net loss of $687.0 million for the six months ended June 30, 2008. The Company recognized goodwill impairment charges, net of tax, of $443.0 million and $738.5 million for the six months ended June 30, 2009 and 2008, respectively. Diluted loss per average common share was $2.23 for the six months ended June 30, 2009 compared to $4.29 for the six months ended June 30, 2008.

The increase in net income and earnings per share for the three months ended June 30, 2009 compared to the same period in the prior year is primarily the result of higher revenues partially offset by higher operating expenses. Revenues for the three months ended June 30, 2009 increased by $23.3 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $28.7 million, which was largely attributable to rate increases. Offsetting this increase was lower revenues of $2.8 million in our Non-Regulated Businesses, primarily due to decreased Contract Operations Group and Applied Water Management Group revenues, partially offset by increased revenues in our Homeowner Services Group.

Operating expenses for the three months ended June 30, 2009 were $455.5 million compared to $446.7 million for the three months ended June 30, 2008. This $8.8 million increase was primarily due to an increase in our Regulated Businesses of $15.5 million partially offset by a decrease in our Non-Regulated Businesses of $4.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The Regulated Businesses’ increase in operating expenses was mainly driven by higher operations and maintenance expenses of $9.5 million, higher depreciation expense of $4.0 million and increased general taxes of $1.7 million. The decrease in the Non-Regulated Businesses’ operating expenses was primarily the result of lower operating and maintenance expenses of $4.2 million which corresponds with their decreased revenues.

Other items affecting income before income taxes for the three months ended June 30, 2009 as compared to the same period in the prior year include increased interest expense of $3.6 million attributable to increased long term debt from capital spending and higher income tax expense of $4.0 million mainly the result of higher taxable income for the three months ended June 30, 2009.

Revenues for the six months ended June 30, 2009 increased by $66.7 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $76.6 million, which was largely attributable to rate increases. Offsetting this increase was lower revenues of $6.4 million in our Non-Regulated Businesses, primarily due to a decrease in revenues for our Contract Operations, Canadian Fixed Residuals and Applied Water Management Groups, partially offset by increased revenues in our Homeowner Services Group.

Operating expenses for the six months ended June 30, 2009 were $1,341.1 million compared to $1,623.9 million for the six months ended June 30, 2008. Impairment charges were $450.0 million and $750.0 million for the six months ended June 30, 2009 and 2008, respectively. All other operating expenses totaled $891.1 million for the six months ended June 30, 2009 compared to $873.9 million for the six months ended June 30, 2008. This $17.2 million increase was primarily driven by increased operating expenses in our Regulated Businesses of $27.7 million partially offset by a decrease in our Non-Regulated Businesses of $7.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The Regulated Businesses’ increase in operating expenses was mainly driven by higher operations and maintenance expenses of $14.5 million, higher depreciation expense of $9.9 million and increased general taxes of $3.0 million. The decrease in the Non-Regulated Businesses’ operating expenses was primarily the result of lower operating and maintenance expenses of $7.7 million which corresponds with their decreased revenues.

Other items affecting loss before income taxes for the six months ended June 30, 2009 as compared to the same period in the prior year include increased interest expense of $5.6 million attributable to long term debt from capital spending and higher income tax expense of $18.6 million mainly the result of higher taxable income for the six months ended June 30, 2009 and tax benefits associated with the impairment charges of $7.0 million and $11.5 million recorded in the six months ended June 30, 2009 and 2008, respectively.

Rate Case Developments During the three months ended June 30, 2009, we received authorizations for additional annualized revenues from general rate cases totaling $12.5 million. During May 2009, the New Mexico rate case, which was filed in 2008 was finalized. The final order authorized additional annualized revenues of $1.4 million with an effective date for new rates of May 20, 2009. Also in May 2009, our Applied Wastewater Management, Inc. rate case was finalized authorizing additional annualized revenues of $0.7 million for 2009, effective May 14, 2009, with staged increases of $0.5 million effective in 2010 and $0.4 million in 2011. During June 2009, our Kentucky rate case, which was filed in 2008, was finalized. The final order authorized additional annualized revenues of $10.3 million with an effective date of June 1, 2009. Also during the three months ended June 30, 2009, we were granted an additional annualized $7.5 million in revenues from infrastructure surcharges in several of our states.

As of June 30, 2009, we were awaiting a final order for Hawaii’s general case that was filed in 2007, requesting $1.3 million in total additional annual revenues. In October 2008, the Hawaii Public Utilities Commission approved, on an interim basis, an increase in additional annualized revenues of $0.7 million. The interim rates were effective for the fourth quarter of 2008. Also, at June 30, 2009, we were awaiting final orders in three states for general rate cases filed in 2008 and in eight states for general rate cases filed in 2009, requesting additional annualized revenues of $279.9 million, including the recovery of higher pension and postretirement benefit costs. In regards to the pension and postretirement benefit cost, we have begun discussions with the majority of our regulators about the appropriate treatment for these incremental costs in order to minimize regulatory lag between incurring the expense and any recovery of the expense. To date, we have authorization to recover or defer $7.1 million of this annual increase and have requested permission to recover or defer as a deferred asset until the next rate case is concluded an additional $7.5 million of this increase in 2009. Until we receive permission from the regulators to defer costs, we will continue to expense them. We are also discussing with regulators other ways in which to defer the costs until future rate cases are filed. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted. Since June 30 2009, we filed a rate case in one state requesting additional annualized revenues of $20.6 million. In July 2009, additional annualized revenues of $0.2 million in Michigan from a general rate filing as well as $2.4 million and $2.7 million resulting from infrastructure charges in our Pennsylvania and Missouri subsidiaries, respectively, became effective. In addition, we were granted a $1.8 million increase for an arsenic surcharge in our Arizona subsidiary, allowing for recovery of costs associated with the construction and operation of arsenic treatment facilities. Also, in July 2009, the California rate case which was filed for in 2008 for $43.5 million, was approved authorizing additional annualized revenues of $12.5 million with staged increases of $1.5 million and $2.0 million in 2010 and 2011, respectively. As a result of the issuance of this final rate case order, for the three and six months ended June 30, 2009, we recorded pre-tax revenue of $1.4 million primarily as a result of the effective date of the order being May 13, 2009. Offsetting the revenue was a $4.5 million charge to expenses included the write-off of deferred rate case expenses of $3.5 million and the establishment of a $1.0 million reserve for assets not recoverable at this time. On July 27, 2009, lowa American Water received an interim or temporary rate order from the lowa Utilities Board (“IUB”) allowing additional annualized revenues of $6.8 million. The interim rates will be in effect while the IUB continues to review the company’s full rate increase request filed in April 2009 requesting additional annualized revenues of $9.4 million and which is included in the $279.9 million disclosed above.

Financing Activities During the six months ended June 30, 2009, we met our capital resource requirements with internally generated cash as well as funds from external sources primarily through an equity offering, commercial paper, borrowings under our credit facilities and the issuance of debt.

On June 10, 2009, the Company completed a public offering of 29.9 million shares of its common stock. Pursuant to the offering, the Company sold 14.5 million shares of common stock at $17.25 per share. The proceeds from the offering, net of underwriters’ discounts and expenses payable by the Company were $242.3 million. The proceeds from the offering were used to repay short-term debt.

At the same time, RWE continued to divest of its investment in the Company through the sale of 11.5 million shares also at a price of $17.25. RWE granted the underwriters a 30-day option to purchase up to an additional 3.9 million shares of the Company’s stock at a price of $17.25. The underwriters exercised their option and purchased 3.9 million shares to cover over-allotments. The Company did not receive any proceeds from the RWE sale of the Company’s shares. Prior to the sale of shares by RWE and the Company, RWE owned approximately 60% of the Company’s common shares. After the sales of shares and exercise of the underwriters’ over-allotment option, RWE owns approximately 47% of the Company’s shares.

In regards to debt financings, on June 23, 2009, American Water Capital Corp. (“AWCC”) closed an offering of $45.4 million in tax-exempt water facility revenue bonds issued by Owen County in Kentucky. The bonds have a coupon of 6.25% with a maturity of 2039. The proceeds from the bond offering will be used to repay short-term debt related to the construction of a water treatment and transmission facility located in Owen County, Kentucky, as well as to pay the remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility as the construction proceeds to completion.

On May 21, 2009, AWCC successfully remarketed $31.9 million variable rate demand notes previously held in the Company’s treasury. The net proceeds from this offering were used to repay commercial paper. Also, on May 21, 2009, AWCC remarketed $52.9 million variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with interest rates ranging from 6.00% to 6.75%. The net proceeds from this offering were used to repay short-term debt.

On May 19, 2009, AWCC closed a private placement offering of $25.5 million in aggregate principal amount of 8.27% senior unsecured notes due 2039 and $24.5 million in aggregate principal amount of 7.21% senior unsecured notes due 2019. The proceeds were used to pay down short-term debt.

On May 13, 2009, New Jersey-American Water Company, Inc. (“NJAWC”) closed its private offering of $75 million in aggregate principal amount of its 6.35% first mortgage bonds due 2039 and $25 million in aggregate principal amount of its 5.48% first mortgage bonds due 2019. NJAWC used the proceeds principally to pay down short-term debt.

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

Other Matters

Impairment Charge: At June 30, 2009, the Company’s goodwill totaled $1,250.1 million. The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. During the first quarter of 2009, despite no apparent significant adverse changes in its underlying business, the Company’s market price experienced a high degree of volatility and, as of March 31, 2009, had a sustained period for which it was below historical averages and 10% below the market price employed in the Company’s 2008 annual goodwill impairment test. Having considered both qualitative and quantitative factors, management concluded that this sustained decline in market value below the market value which existed at the 2008 annual impairment test, was an interim triggering event and performed an interim impairment test. Management concluded the fair value of certain of the Company’s reporting units were below their carrying values as of March 31, 2009. Upon completing the impairment calculation, the Company recognized $450.0 million as a goodwill impairment charge for the first quarter of 2009.

In light of the initial public offering price and trading levels in our common stock after the date of the initial public offering, the Company performed an interim impairment test and, on May 9, 2008, concluded that the current carrying value of the Company’s goodwill was impaired as a result of the current market price at that time and trading levels of the Company’s common stock. The Company believed the initial public offering price was indicative of the value of the Company at March 31, 2008, and accordingly, based on those factors, recorded an impairment charge to goodwill related to its Regulated Businesses in the amount of $750.0 million in the financial statements as of and for the fiscal quarter ended March 31, 2008. The impairment charge was primarily due to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than that implied by the trading value of peer companies during the 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased market interest rates). As a result of the impairment charge, RWE Aqua Holdings GmbH transferred $245.0 million to the Company on May 13, 2008. This cash was used to reduce short-term debt.

Growth: During 2007, NJAWC entered into an agreement with the City of Trenton, New Jersey (the “City “) to purchase the assets of the City’s water system located in the four surrounding townships. The agreement required approval from the New Jersey Board of Public Utilities (“BPU”). The initial proposed purchase price of $100.0 million was subsequently amended to $75.0 million and the agreement has also been amended to include the provision of technical services by the City over seven years to ensure a smooth transition of ownership at a cost to NJAWC of $5.0 million. The administrative law judge hearing the matter issued an initial decision (the “Initial Decision”) approving a stipulation of settlement reflecting the changed agreement (the “Stipulation”) and sent the Initial Decision to the BPU for consideration.

On February 25, 2009, a small group of Trenton residents filed a petition with the City Clerk seeking to force the sale to a referendum. On April 3, 2009, the BPU issued its order approving the Stipulation. The effective date of the Stipulation has been automatically stayed pending the resolution of court proceedings initiated in New Jersey Superior Court by the residents. The trial court ruled in March 2009 that a referendum is not required but the residents filed for reconsideration of that ruling. On July 13, 2009, the court denied the residents’ motion for reconsideration. The Committee of Petitioners filed a notice of appeal of the trial court decision with the New Jersey Superior Court Appellate Division. The Company can provide no assurance as to the outcome of the court proceedings. The acquisition is expected to add approximately forty thousand customers to the Company’s customer base.

Dividend: In March and June 2009, the Company made a cash dividend payment of $0.20 per share to all shareholders of record as of February 18, 2009 and May 18, 2009, respectively. There were no dividend payments made for the three months or six months ended June 30, 2008.

On July 31, 2009 our board of directors declared a quarterly cash dividend payment of $0.21 per share payable on September 1, 2009 to all shareholders of record as of August 18, 2009.

Results of Operations

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

	For the three months ended June 30,		Favorable (Unfavorable) Change
(In thousands)	2009	2008
Operating revenues	$612,740	$589,369	$23,371

Operating expenses
Operation and maintenance	330,597	330,576	(21)
Depreciation and amortization	73,242	67,307	(5,935)
General taxes	51,699	49,628	(2,071)
(Gain) loss on sale of assets	10	(800)	(810)

Total operating expenses, net	455,548	446,711	(8,837)

Operating income	157,192	142,658	14,534

Other income (deductions)
Interest, net	(73,688)	(70,066)	(3,622)
Allowance for other funds used during construction	3,575	3,387	188
Allowance for borrowed funds used during construction	1,991	1,725	266
Amortization of debt expense	(1,535)	(1,441)	(94)
Other, net	(1,409)	(599)	(810)

Total other income (deductions)	(71,066)	(66,994)	(4,072)

Income before income taxes	86,126	75,664	10,462
Provision for income taxes	34,137	30,166	(3,971)

Net income	$51,989	$45,498	6,491

Income per common share:
Basic	$0.32	$0.28
Diluted	$0.32	$0.28

Average common shares outstanding during the period:
Basic	163,229	159,932
Diluted	163,301	159,976

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the three months ended June 30,
	2009		2008
	Regulated Businesses	Non- Regulated Businesses	Regulated Businesses	Non- Regulated Businesses
	(In thousands)
Operating revenues	$554,977	$64,264	$526,248	$67,038
Adjusted EBIT(1)	$147,731	$5,387	$134,213	$4,681

(1)	Adjusted EBIT is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. As such, our results of operations are significantly impacted by rates authorized by the regulatory commissions of the states in which we operate. The table below details the annualized revenues resulting from rate authorizations, including infrastructure charges, which were granted and became effective in the second quarter of 2009.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
Kentucky	$10.3
New Jersey*	0.7
New Mexico	1.4
California	0.1

Subtotal- General Rate Cases	12.5

Infrastructure Charges:
Pennsylvania	2.4
Indiana	3.8
Illinois	0.7
Ohio	0.6

Subtotal- Infrastructure Charges	7.5

Total	$20.0

*	Additional staged increases of $0.5 million effective in 2010 and $0.4 million effective in 2011

Operating revenues increased by $23.3 million, or 4.0% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Regulated Businesses’ revenues increased by $28.7 million, or 5.5% for the three months ended June 30, 2009 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the three months ended June 30, 2009 decreased by $2.8 million, or 4.1% compared to the three months ended June 30, 2008.

The increase in revenues from the Regulated Businesses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily due to rate increases obtained through rate authorizations for many of our operating companies (most of which were granted and became effective during periods throughout 2008) of which the second quarter 2009 impact was approximately $46.5 million. In addition, surcharge and balancing account revenues increased by $1.4 million for the three months ended June 30, 2009 compared to the same period in 2008. Revenues also increased by $1.6 million for the three months ended June 30, 2009 compared to the same period in the prior year as a result of 2008 water and sewer acquisitions. These increases were offset by decreased revenues of approximately $24.0 million attributable to reduced customer consumption, primarily in our Mid-Atlantic state subsidiaries, mainly as a result of the wet weather in the second quarter of 2009 compared to the second quarter of 2008.

        The net decrease in revenues from the Non-Regulated Businesses was primarily attributable to lower revenues in our Contract Operations Group of $3.0 million and in our Applied Water Management Group of $1.0 million offset by increased revenues in Homeowner Services of $1.3 million. The decrease in the Contract Operation Group revenues was mainly attributable to lower revenues associated with design and build contracts offset by increased military project revenues

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the three months ended June 30,
	2009		2008		2009		2008
	Operating Revenues				Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$319,737	57.6%	$302,634	57.5%	49,163	53.5%	51,625	53.1%
Commercial	107,104	19.3%	102,656	19.5%	20,373	22.2%	21,423	22.0%
Industrial	25,367	4.6%	26,511	5.0%	8,626	9.4%	10,370	10.7%
Public and other	68,063	12.2%	62,935	12.0%	13,702	14.9%	13,811	14.2%
Other water revenues	12,760	2.3%	11,860	2.3%	—	—	—	—

Total water revenues and sales volumes	533,031	96.0%	506,596	96.3%	91,864	100.0%	97,229	100.0%

Wastewater service	21,946	4.0%	19,652	3.7%

	$554,977	100.0%	$526,248	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes by customer class. Like operating expense increases, declines in water sales volumes generally only impact our results during a period of regulatory lag, as future rate proceedings consider these factors.

Water Services—Water service operating revenues from residential customers for the three months ended June 30, 2009 totaled $319.7 million, a $17.1 million increase, or 5.7%, over the same period of 2008, mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 4.8% for the three months ended June 30, 2009 to 49.2 billion gallons, from 51.6 billion gallons for the same period in 2008. We believe this decrease is attributable mainly to wetter than normal weather conditions during the quarter in the Mid-Atlantic region of the United States.

Water service operating revenues from commercial water customers for the three months ended June 30, 2009 increased by $4.4 million, or 4.3%, to $107.1 million mainly due to rate increases offset by decreases in sales volume compared to the same period in 2008. The volume of water sold to commercial customers decreased by 4.9% for the three months ended June 30, 2009, to 20.4 billion gallons, from 21.4 billion gallons for the three months ended June 30, 2008.

Water service operating revenues from industrial customers totaled $25.4 million for the three months ended June 30, 2009, a decrease of $1.1 million, or 4.3%, from those recorded for the same period of 2008 mainly due to decreased sales volume offset by rate increases. The volume of water sold to industrial customers totaled 8.6 billion gallons for the three months ended June 30, 2009, a decrease of 16.8% from the 10.4 billion gallons for the three months ended June 30, 2008. We attribute this decrease to the current economic environment as customers reduce demand due to a slow-down in their production process or the shut-down of production altogether in the case of some bankruptcies.

Water service operating revenues from public and other customers increased $5.1 million, or 8.1%, for the three months ended June 30, 2009 to $68.1 million mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $28.4 million for the three months ended June 30, 2009, an increase of $2.2 million over the same period of 2008. Revenues generated by sales to governmental entities and resale customers for the three months ended June 30, 2009 totaled $39.7 million, an increase of $2.9 million from the three months ended June 30, 2008.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $2.3 million, or 11.7%, to $21.9 million for the three months ended June 30, 2009. The increase was attributable to increases in rates charged to customers in a number of our operating companies as well as higher revenues as a result of acquisitions of wastewater systems in Pennsylvania and West Virginia in the last six months of 2008.

Operation and maintenance Operation and maintenance expense remained relatively unchanged for the three months ended June 30, 2009 compared to the same period in the prior year.

Operation and maintenance expenses for the three months ended June 30, 2009 and 2008, by major expense category, were as follows:

	For the three months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$77,161	$72,582	$4,579	6.3%
Employee-related costs	133,160	131,422	1,738	1.3%
Operating supplies and services	58,630	66,748	(8,118)	(12.2)%
Maintenance materials and services	31,763	37,221	(5,458)	(14.7)%
Customer billing and accounting	13,196	11,941	1,255	10.5%
Other	16,687	10,662	6,025	56.5%

Total	$330,597	$330,576	$21	0.0%

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $4.6 million, or 6.3%, for the three months ended June 30, 2009 compared to the same period in the prior year. Production costs, by major expense type were as follows:

	For the three months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$27,486	$26,969	$517	1.9%
Purchased water	24,850	24,397	453	1.9%
Chemicals	16,562	12,630	3,932	31.1%
Waste disposal	8,263	8,586	(323)	(3.8)%

Total	$77,161	$72,582	$4,579	6.3%

The increase is primarily the result of increased chemical costs due to rising prices for those commodities compared to the same period in the prior year.

Employee-related costs including wage and salary, group insurance, and pension expense increased $1.7 million or 1.3%, for the three months ended June 30, 2009, compared to the same period in the prior year. These employee related costs represented 40.3% and 39.8% of operation and maintenance expenses for the three months ended June 30, 2009 and 2008, respectively.

	For the three months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$96,066	$98,243	$(2,177)	(2.2)%
Pensions	13,651	10,499	3,152	30.0%
Group insurance	18,446	17,421	1,025	5.9%
Other benefits	4,997	5,259	(262)	(5.0)%

Total	$133,160	$131,422	$1,738	1.3%

The decrease in salaries and wages is primarily due to $3.3 million of wages related to job reclassification of certain hourly employees for services performed which was recorded in 2008 in addition to less overtime worked in 2009, partially offset by salary increases and increased headcount. Pension expense increased for the three months ended June 30, 2009 due to an increase in the amortization of actuarial losses attributable to lower than expected returns on plan assets in 2008 as a result of the decline in the economic environment. These market conditions are also the primary reason for the rise of other post employment benefits which are included in the group insurance figures above.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the three months ended June 30, 2009, these costs decreased by $8.1 million or 12.2%, compared to the same period in 2008.

	For the three months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Contracted services	$20,300	$25,359	$(5,059)	(19.9)%
Office supplies and services	14,215	13,511	704	5.2%
Transportation	6,453	10,144	(3,691)	(36.4)%
Rents	5,314	5,780	(466)	(8.1)%
Other	12,348	11,954	394	3.3%

Total	$58,630	$66,748	$(8,118)	(12.2)%

Contracted services decreased for the three months ended June 30, 2009 compared to the same period in 2008. This decrease is primarily due to the consulting fees associated with our remediation efforts to comply with the Sarbanes-Oxley Act of 2002. These costs amounted to $2.9 million for the period ended June 30, 2008. Additionally, contracted services decreased in our Contract Operations group by $2.1 million primarily related to a decreased level of activity for the design, build and operate project in Fillmore, California. The decrease in transportation costs was due to lower gasoline prices during the three months ended June 30, 2009 compared to the same period in 2008. The increase in other operating supplies and services is primarily due to the establishment of the $1.0 million reserve for assets not recoverable at this time associated with the California rate case and $0.7 million of condemnation expenses. In addition, 2009 costs are also higher as our 2008 Non-Regulated Businesses’ expenses included profits of $1.5 million as a result of the finalization and acceptance by the third party related to a construction project. These increases were offset by lower divestiture and IPO related costs of $3.8 million for the three months ended June 30, 2009. These costs totaled $4.4 million in 2008 compared to $0.6 million for the three months ended 2009.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, decreased $5.5 million or by 14.7%, for the three months ended June 30, 2009 compared to the same period in the prior year.

	For the three months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Maintenance services and supplies	$21,628	$26,560	$(4,932)	(18.6)%
Removal costs, net	10,135	10,661	(526)	(4.9)%

Total	$31,763	$37,221	$(5,458)	(14.7)%

The Regulated Businesses’ maintenance materials and service costs decreased by $2.1 million for the three months ended June 30, 2009. In addition to lower removal costs, the expenses for the quarter ended June 30, 2008 included $0.8 million in costs associated with a program in Illinois to maintain valves. The Non-Regulated Businesses’ maintenance materials and service costs decreased by $2.1 million for the three months ended June 30, 2009. This decrease was primarily due to a lower level of repairs in our Homeowner Services Group.

Customer billing and accounting expenses increased by $1.3 million, or 10.5%, for the three months ended June 30, 2009 compared to the same period in the prior year.

	For the three months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Uncollectible accounts expense	$6,467	$5,527	$940	17.0%
Postage	3,077	2,971	106	3.6%
Other	3,652	3,443	209	6.1%

Total	$13,196	$11,941	$1,255	10.5%

The increase was the result of higher uncollectible accounts expense in our Regulated Businesses of $1.1 million due to increases in our overall write-off percentages and specific provisions for certain receivables, including reserves established mostly for bankrupt commercial and industrial customers in certain of our operating companies, due to the uncertainty of collectability in 2009 mainly as a result of the current economic environment. Our Non-Regulated Businesses’ uncollectible expense decreased by $0.2 million.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $6.0 million, or 56.5%, in 2009.

	For the three months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Insurance	$10,248	$7,869	$2,379	30.2%
Regulatory expenses	6,439	2,793	3,646	130.5%

Total	$16,687	$10,662	$6,025	56.5%

Insurance expense increased due to increased claims experienced in 2009 compared to 2008 in addition to increased general liability and property insurance premiums. The increase in regulatory expense was primarily due to $3.5 million write-off of rate case expenses associated with our California subsidiary.

Depreciation and amortization Depreciation and amortization expense increased by $5.9 million, or 8.8%, for the three months ended June 30, 2009 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $2.1 million, or 4.2%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase is due to higher property taxes primarily in Illinois, Ohio and Indiana and an increase in gross receipts taxes in New Jersey and West Virginia.

Other income (deductions) Interest expense, net of interest income, which is the primary component of our other income (deductions), increased by $3.6 million, or 5.2%, for the three months ended June 30, 2009 compared to the same period in the prior year. The increase is primarily due to the increased borrowings associated with capital expenditures. Partially offsetting the change in interest expense was an increase in AFUDC of $0.5 million for the three months ended June 30, 2009 compared to the same period in 2008 as a result of increased construction work in progress.

Provision for income taxes Our consolidated provision for income taxes increased $4.0 million, or 13.2%, to $34.1 million for the three months ended June 30, 2009. The effective tax rates for the three months ended June 30, 2009 and 2008 were 39.6% and 39.9%, respectively.

Net income Net income increased $6.5 million, to $52.0 million for the three months ended June 30, 2009 compared to a net income of $45.5 million for the three months ended June 30, 2008. The increase is the result of the aforementioned changes.

Results of Operations

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

	For the six months ended June 30,		Favorable (Unfavorable) Change
(In thousands)	2009	2008
Operating revenues	$1,162,910	$1,096,184	66,726

Operating expenses
Operation and maintenance	644,999	641,837	(3,162)
Depreciation and amortization	142,085	131,223	(10,862)
General taxes	104,196	101,694	(2,502)
Gain on sale of assets	(192)	(870)	(678)
Impairment charge	450,000	750,000	300,000

Total operating expenses, net	1,341,088	1,623,884	282,796

Operating loss	(178,178)	(527,700)	349,522

Other income (deductions)
Interest, net	(145,667)	(140,034)	(5,633)
Allowance for other funds used during construction	6,918	5,928	990
Allowance for borrowed funds used during construction	3,863	3,093	770
Amortization of debt expense	(3,023)	(2,759)	(264)
Other, net	(295)	550	(845)

Total other income (deductions)	(138,204)	(133,222)	(4,982)

Loss before income taxes	(316,382)	(660,922)	344,540
Provision for income taxes	44,708	26,064	(18,644)

Net loss	$(361,090)	$(686,986)	$325,896

Loss per common share:
Basic	$(2.23)	$(4.29)
Diluted	$(2.23)	$(4.29)

Average common shares outstanding during the period:
Basic	161,629	159,966
Diluted	161,629	159,966

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the six months ended June 30,
	2009		2008
	Regulated Businesses	Non- Regulated Businesses	Regulated Businesses	Non- Regulated Businesses
	(In thousands)
Operating revenues	$1,052,347	$121,796	$975,782	$128,210
Adjusted EBIT(1)	$255,457	$10,102	$206,113	$9,263

(1)	Adjusted EBIT is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. As such, our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. The table below details the annualized revenues resulting from rate authorizations, including infrastructure charges, which were granted and became effective during the six months ended June 30, 2009.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
Kentucky	$10.3
West Virginia	5.2
New Jersey*	0.7
New Mexico	1.4
California	0.1

Subtotal- General Rate Cases	17.7

Infrastructure Charges:
Pennsylvania	8.4
Indiana	3.8
Illinois	0.7
Ohio	0.6
Other	0.6

Subtotal- Infrastructure Charges	14.1

Total	$31.8

*	Additional staged increases of $0.5 million effective in 2010 and $0.4 million effective in 2011

Operating revenues increased by $66.7 million, or 6.1% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Regulated Businesses’ revenues increased by $76.6 million, or 7.8% for the six months ended June 30, 2009 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the six months ended June 30, 2009 decreased by $6.4 million, or 5.0% compared to the six months ended June 30, 2008.

The increase in revenues from the Regulated Businesses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to rate increases obtained through rate authorizations for many of our operating companies (most of which were granted and became effective during periods throughout 2008) of which the year-to-date 2009 impact was approximately $90.0 million. In addition, surcharge and balancing account revenues increased by $5.1 million for the six months ended June 30, 2009 compared to the same period in 2008. Revenues also increased by $3.0 million for the six months ended June 30, 2009 compared to the same period in the prior year as a result of 2008 water and sewer acquisitions. These increases were offset by decreased revenues of approximately $24.6 million attributable to lower demand, primarily in our operating companies in the Mid-Atlantic region of the United States in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

The net decrease in revenues from the Non-Regulated Businesses was primarily attributable to lower revenues in our Contract Operations Group of $6.2 million and in our Applied Water Management Group of $1.5 million offset by increased revenues in Homeowner Services of $2.6 million. The decrease in the Contract Operation Group revenues was mainly attributable to lower revenues associated with design and build contracts offset by increased military project revenues.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the six months ended June 30,
	2009		2008		2009		2008
	Operating Revenues				Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$606,357	57.6%	$559,858	57.4%	93,718	53.3%	96,870	52.6%
Commercial	198,236	18.9%	185,508	19.0%	38,602	21.9%	40,339	21.9%
Industrial	48,447	4.6%	50,349	5.2%	17,255	9.8%	20,278	11.0%
Public and other	130,872	12.4%	120,755	12.4%	26,316	15.0%	26,770	14.5%
Other water revenues	24,824	2.4%	20,906	2.1%	—	—	—	—

Total water revenues and sales volumes	1,008,736	95.9%	937,376	96.1%	175,891	100.0%	184,257	100.0%

Wastewater service	43,611	4.1%	38,406	3.9%

	$1,052,347	100.0%	$975,782	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes by customer class. Like operating expense increases, declines in water sales volumes generally only impact our results during a period of regulatory lag, as future rate proceedings consider these factors.

Water Services—Water service operating revenues from residential customers for the six months ended June 30, 2009 totaled $606.4 million, a $46.5 million increase, or 8.3%, over the same period of 2008, mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 3.3% for the six months ended June 30, 2009 to 93.7 billion gallons, from 96.9 billion gallons for the same period in 2008. We attribute this decrease to wetter than normal weather conditions.

Water service operating revenues from commercial water customers for the six months ended June 30, 2009 increased by $12.7 million, or 6.9%, to $198.2 million mainly due to rate increases offset by decreases in sales volume compared to the same period in 2008. The volume of water sold to commercial customers decreased by 4.3% for the six months ended June 30, 2009, to 38.6 billion gallons, from 40.3 billion gallons for the six months ended June 30, 2008.

Water service operating revenues from industrial customers totaled $48.4 million for the six months ended June 30, 2009, a decrease of $1.9 million, or 3.8%, from those recorded for the same period of 2008 mainly due to decreased sales volume offset by rate increases. The volume of water sold to industrial customers totaled 17.3 billion gallons for the six months ended June 30, 2009, a decrease of 14.9% from the 20.3 billion gallons for the six months ended June 30, 2008. We attribute this decrease to the current economic environment as customers reduce demand due to a slow-down in their production process or the shut-down of production altogether in the case of some bankruptcies.

Water service operating revenues from public and other customers increased $10.1 million, or 8.4%, for the six months ended June 30, 2009 to $130.9 million from $120.8 million for the six months ended June 30, 2008 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $55.7 million for the six months ended June 30, 2009, an increase of $3.8 million over the same period of 2008. Revenues generated by sales to governmental entities and resale customers for the six months ended June 30, 2009 totaled $75.2 million, an increase of $6.3 million from the six months ended June 30, 2008.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $5.2 million, or 13.6%, to $43.6 million for the six months ended June 30, 2009, from $38.4 million for the same period of 2008. The increase was attributable to increases in rates charged to customers in a number of our operating companies as well as higher revenues as a result of acquisitions of wastewater systems in Pennsylvania and West Virginia in the last six months of 2008.

Operation and maintenance Operation and maintenance expense increased by $3.2 million, or 0.5%, for the six months ended June 30, 2009 compared to the same period in the prior year.

Operation and maintenance expenses for the six months ended June 30, 2009 and 2008, by major expense category, were as follows:

	For the six months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$146,188	$136,810	$9,378	6.9%
Employee-related costs	265,771	258,255	7,516	2.9%
Operating supplies and services	115,460	136,243	(20,783)	(15.3)%
Maintenance materials and services	64,005	72,168	(8,163)	(11.3)%
Customer billing and accounting	23,999	19,351	4,648	24.0%
Other	29,576	19,010	10,566	55.6%

Total	$644,999	$641,837	$3,162	0.5%

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $9.4 million, or 6.9%, for the six months ended June 30, 2009 compared to the same period in the prior year. Production costs, by major expense type were as follows:

	For the six months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$53,392	$52,187	$1,205	2.3%
Purchased water	45,201	43,747	1,454	3.3%
Chemicals	31,389	23,897	7,492	31.4%
Waste disposal	16,206	16,979	(773)	(4.6)%

Total	$146,188	$136,810	$9,378	6.9%

The increase in fuel and power and purchased water is primarily due to rate increases by our suppliers. Chemical costs increased due to rising prices for those commodities.

Employee-related costs including wage and salary, group insurance, and pension expense increased $7.5 million or 2.9%, for the six months ended June 30, 2009, compared to the same period in the prior year. These employee related costs represented 41.2% and 40.2% of operation and maintenance expenses for the six months ended June 30, 2009 and 2008, respectively.

	For the six months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$188,772	$190,916	$(2,144)	(1.1)%
Pensions	28,300	21,759	6,541	30.1%
Group insurance	38,710	35,231	3,479	9.9%
Other benefits	9,989	10,349	(360)	(3.5)%

Total	$265,771	$258,255	$7,516	2.9%

The decrease in salaries and wages is primarily due to $3.3 million of wages related to job reclassification of certain hourly employees for services performed which was recorded in 2008 in addition to less overtime worked in 2009, partially offset by increased headcount and salary increases. Pension expense increased for the six months ended June 30, 2009 due to an increase in the amortization of actuarial losses attributable to lower than expected returns on plan assets in 2008 as a result of the decline in the economic environment. These market conditions are also the primary reason for the rise of other post employment benefits which are included in the group insurance figures above.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the six months ended June 30, 2009, these costs decreased by $20.8 million or 15.3%, compared to the same period in 2008.

	For the six months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Contracted services	$38,864	$52,378	$(13,514)	(25.8)%
Office supplies and services	29,057	28,316	741	2.6%
Transportation	13,734	18,597	(4,863)	(26.1)%
Rents	10,680	11,497	(817)	(7.1)%
Other	23,125	25,455	(2,330)	(9.2)%

Total	$115,460	$136,243	$(20,783)	(15.3)%

Contracted services decreased for the six months ended June 30, 2009 compared to the same period in 2008. This decrease is primarily due to the consulting fees associated with our remediation efforts to comply with the Sarbanes-Oxley Act of 2002. These costs amounted to $8.9 million for the six months ended June 30, 2008. Additionally, contracted services decreased in our Contract Operations Group by $5.1 million primarily related to a decreased level of activity for the design, build and operate project in Fillmore, California. The decrease in transportation costs was due to lower gasoline prices during the six months ended June 30, 2009 compared to the same period in 2008. Other operating supplies and services decreased due to lower divestiture and IPO related costs of $6.8 million. These costs totaled $7.8 million in 2008 compared to $1.0 million in 2009. Offsetting this decrease was 2009 condemnation costs of $1.3 million and the establishment of a $1.0 million reserve for assets not recoverable at this time associated with the California rate case. In addition, 2009 costs are also higher as our 2008 Non-Regulated Businesses’ expenses included profits of $1.5 million as a result of the finalization and acceptance by the third party related to a construction project.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, decreased $8.2 million or by 11.3%, for the six months ended June 30, 2009 compared to the same period in the prior year.

	For the six months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Maintenance services and supplies	$43,861	$50,954	$(7,093)	(13.9)%
Removal costs, net	20,144	21,214	(1,070)	(5.0)%

Total	$64,005	$72,168	$(8,163)	(11.3)%

The Regulated Businesses’ maintenance materials and service costs decreased by $5.1 million for the six months ended June 30, 2009. In addition to lower removal costs, the expenses for the six months ended June 30, 2008 included $2.8 million in costs associated with a program in Illinois to maintain valves. Additionally, tank painting expenses were lower by $1.4 million. The Non-Regulated Businesses’ maintenance materials and service costs decreased by $3.0 million for the six months ended June 30, 2009. Homeowner Services maintenance services and supplies decreased $1.9 million due to favorable claims experience in addition to reduction in Contract Operations of $1.0 million primarily due to lower levels of maintenance projects with some of our military contracts compared to the six months ended June 30, 2008.

Customer billing and accounting expenses increased by $4.6 million, or 24.0%, for the six months ended June 30, 2009 compared to the same period in the prior year.

	For the six months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Uncollectible accounts expense	$11,202	$6,934	$4,268	61.6%
Postage	6,043	5,768	275	4.8%
Other	6,754	6,649	105	1.6%

Total	$23,999	$19,351	$4,648	24.0%

The increase was the result of higher uncollectible accounts expense in our Regulated Businesses of $5.0 million due to an unusually low balance in 2008 as the result of a collection effort in the first quarter of 2008 to collect previously written off accounts. Our overall 2009 write-off percentages and specific provisions for certain receivables, including a number of commercial and industrial customers that have filed for bankruptcy, increased in 2009 due to the uncertainty of collectability, which we believe is attributable to the current economic environment. Our Non-Regulated Businesses’ uncollectible expense decreased by $0.7 million in 2009 primarily as a result of the collection of accounts previously written-off.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $10.6 million, or 55.6%, in 2009.

	For the six months ended June 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Insurance	$20,592	$14,347	$6,245	43.5%
Regulatory expenses	8,984	4,663	4,321	92.7%

Total	$29,576	$19,010	$10,566	55.6%

Insurance expense increased due to increased claims experienced in 2009 compared to 2008 in addition to increased general liability and property insurance premiums. Regulatory expenses are higher in 2009 as a result of a $3.5 million write-off of rate case expenses associated with our California subsidiary, costs incurred in connection with the rate case appeal in our Tennessee subsidiary as well as increased amortization of costs related to final rate orders received in several states.

Depreciation and amortization Depreciation and amortization expense increased by $10.9 million, or 8.3%, for the six months ended June 30, 2009 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $2.5 million, or 2.5%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Gain on sale of assets Gain on sale of assets was $0.2 million for the six months ended June 30, 2009 compared to a gain of $0.9 million for the six months ended June 30, 2008 due to non-recurring sales of assets no longer used in our operations.

Impairment charge For the six months ended June 30, 2009, we recorded an impairment charge to goodwill of our Regulated Businesses in the amount of $448.2 million and our Non-Regulated Businesses of $1.8 million. For the six months ended June 30, 2008, we recorded an impairment charge of $750.0 million in our Regulated Businesses. The 2009 impairment charge, which was recorded in the first quarter of 2009, was primarily related to the high degree of stock market volatility experienced and, as of March 31, 2009, the sustained period for which the Company’s market price was below its carrying value. The 2008 impairment charge was primarily due to the market price of our common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment charge was a decline in the fair value of our debt (due to increased market interest rates).

Other income (deductions) Interest expense, net of interest income, which is the primary component of our other income (deductions), increased by $5.6 million, or 4.0%, for the six months ended June 30, 2009 compared to the same period in the prior year. The increase is primarily due to the increased borrowings associated with capital expenditures. Partially offsetting the change in interest expense was an increase in AFUDC of $1.8 million for the six months ended June 30, 2009 compared to the same period in 2008 as a result of increased construction work in progress.

Provision for income taxes Our consolidated provision for income taxes increased $18.6 million, or 71.5%, to $44.7 million for the six months ended June 30, 2009. The effective tax rates for the six months ended June 30, 2009 and 2008 of (14.1%) and (3.9%), respectively, reflect the tax effects of goodwill impairments as discrete items as the Company considers these charges as infrequently occurring or unusual.

Net loss Net loss decreased $325.9 million, to $361.1 million for the six months ended June 30, 2009 compared to a net loss of $687.0 million for the six months ended June 30, 2008. The decrease is the result of the aforementioned changes.

Liquidity and Capital Resources

Our business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary we obtain funds from external sources in the capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facilities with aggregate bank commitments of $850.0 million, of which $633.0 million was available as of August 3, 2009, that we use to fulfill our short-term liquidity needs, to issue letters of credit and back our $64.5 million outstanding commercial paper. As of August 3, 2009, the Company can issue additional commercial paper of $568.5 million which is backed by the credit facilities. See the “Credit Facilities and Short-Term Debt” section below for further discussion.

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

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position of $297.1 million as of June 30, 2009.

We expect to fund future maturities of long-term debt through a combination of external debt and cash flow from operations. We have no plans to reduce debt significantly.

We rely on our revolving credit facility and the capital markets to satisfy our liquidity needs. Disruptions in the credit markets may discourage lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. In order to meet our short-term liquidity needs we are borrowing under AWCC’s existing $850.0 million revolving credit facilities. AWCC had $170.0 million of outstanding borrowings under its lines of credit, $47.0 million of outstanding letters of credit under this credit facility and $64.5 million of outstanding overnight commercial paper as of August 3, 2009. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

During 2009, the Company used its commercial paper and revolver, to redeem, through its subsidiaries $120.3 million of its variable rate demand bonds. On May 21, 2009, AWCC remarketed $52.9 million of these variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with interest rates ranging from 6.00% to 6.75%. The net proceeds from this offering were used to repay short-term debt. Also on May 21, 2009, AWCC successfully remarketed $31.9 million of variable rate demand notes previously held in the Company’s treasury. The net proceeds from this offering were used to repay commercial paper. The remaining $35.5 million is held in the Company’s treasury at June 30, 2009.

As a result of the American Recovery and Reinvestment Tax Act of 2009 (“the Act”), we have and will continue as long as available to apply for subsidized financing under the Act in many of the states where we operate. Since the issuance of tax-exempt bonds and financing from state revolving funds is subject to governmental approvals, at this time we are not certain how much of these funds, if any, will be available to investor owned utilities. Also in connection with the Act, the Company has reflected the benefits from the extension of bonus depreciation in its results for the three and six months ended June 30, 2009.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of operations, are weighted toward the third quarter of each fiscal year. Our future cash flows from operating activities will be affected by economic utility regulation; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining per customer usage of water; weather and seasonality; and other business impacts. Cash flows from operating activities have been a reliable, steady source of cash flow, sufficient to meet operating requirements and a portion of our capital expenditures requirements. We will seek access to debt and equity capital markets to meet the balance of our capital expenditure requirements. There can be no assurance that we will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in our rate regulatory environments or changes in our customer economic outlook and ability to pay for service in a timely manner. We can provide no assurance that our customers’ historical payment pattern will continue in the future. Cash flows from operating activities for the six months ended June 30, 2009 were $228.7 million compared to $141.3 million for the six months ended June 30, 2008.

The following table provides a summary of the major items affecting our cash flows from operating activities for the six months ended June 30, 2009 and 2008:

	For the six months ended June 30,
	2009	2008
	(In thousands)
Net income (loss)	$(361,090)	$(686,986)
Add (subtract):
Non-cash operating activities (1)	707,983	923,994
Changes in working capital (2)	(63,167)	(36,057)
Pension and postretirement healthcare contributions	(55,018)	(59,676)

Net cash flows provided by operations	$228,708	$141,275

(1)	Includes depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, gain on sale of assets, and other non-cash items, net, less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to receivables and unbilled utility revenue, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued and other current liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2009 and 2008 were $357.1 million and $427.6 million, respectively. Construction expenditures decreased $25.8 million to $400.2 million for the six months ended June 30, 2009 from $426.0 million for the six months ended June 30, 2008. This decrease was attributable to our conscientious decision, as a result of the credit market disruptions, to decrease, in the current year, our investment in our regulated utility plant projects. We anticipate investing approximately $800.0 million on construction and other capital projects in 2009.

Our construction program consist of both infrastructure renewal programs, where we replace infrastructure as needed, and construction of new water and wastewater treatment and delivery facilities to meet new customer growth and environmental requirements. An integral aspect of our strategy is to seek growth through tuck-ins and other acquisitions which are complementary to our existing business and support the continued geographical diversification and growth of our operations. Generally, acquisitions and construction expenditures are funded initially with short-term debt and later refinanced with the proceeds from long-term debt or equity offerings.

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

As previously disclosed above, with respect to our New Jersey subsidiary’s agreement with the city of Trenton to purchase the assets of its water system for $75.0 million, the BPU issued its order on April 3, 2009 approving the Stipulation. The effective date of the Stipulation is automatically stayed pending resolution of court proceedings initiated in New Jersey Superior Court by a small number of Trenton residents seeking to submit the acquisition to a referendum. The trial court ruled in March 2009 that a referendum is not required but the residents have filed for reconsideration of that ruling. On July 13, 2009, the court denied the residents’ motion for reconsideration. The Committee of Petitioners filed a notice of appeal of the trial court decision with the New Jersey Superior Court Appellate Division. The Company can provide no assurance as to the outcome of the court proceedings.

Our investing activities require considerable capital resources which we have generated in operations and attained through financing activates. We can provide no assurance that the resources will be sufficient to meet our expected investment needs and may be required to delay or reevaluate our investment plans.

Cash Flows from Financing Activities

Our financing activities include the issuance of long-term and short-term debt, primarily through our wholly-owned financing subsidiary, AWCC, as well as the issuance of equity. We intend to access the capital markets on a regular basis, subject to market conditions. In addition, we intend to issue equity in the future to maintain an appropriate capital structure, subject to any restrictions in our registration rights agreement with RWE. In order to finance new infrastructure, we received customer advances and contributions for construction (net of refunds) of $6.2 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively.

On May 1, 2009, we and AWCC filed a universal shelf registration statement that enables us to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status. On June 10, 2009, the Company completed the public offering of 29.9 million shares of its common stock. Pursuant to the offering, the Company sold 14.5 million shares of common stock and 15.4 million shares were sold by RWE.

The Company completed the sale of 14.5 million shares of common stock at $17.25 per share. The proceeds from the offering, net of underwriters’ discounts and expenses payable by the Company were $242.3 million. The proceeds from the offering were used to repay short-term debt.

RWE completed a partial divestiture of its investment in the Company through the sale of 11.5 million shares also at a price of $17.25. RWE granted the underwriters a 30-day option to purchase up to an additional 3.9 million shares of the Company’s stock at a price of $17.25. The underwriters exercised their option and purchased 3.9 million shares to cover over-allotments. We did not receive any proceeds from the RWE sale of the Company’s shares. Prior to the sale of shares by RWE and the Company, RWE owned approximately 60% of the Company’s common shares. After the sales of shares and exercise of the underwriters’ over-allotment option, RWE owns approximately 47% of the Company’s shares.

In regards to debt financings, the following long-term debt was issued in the first six months of 2009:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Private activity-fixed rate	6.25%	2039	$45,390
American Water Capital Corp.	Private activity-fixed rate	6.00%	2018	18,250
American Water Capital Corp.	Private activity-fixed rate	6.10%	2019	17,950
American Water Capital Corp.	Private activity-fixed rate	6.75%	2031	16,700
American Water Capital Corp.	Private activity-floating rate	1.00%	2032	23,325
American Water Capital Corp.	Senior notes-fixed rate	8.27%	2039	25,500
American Water Capital Corp.	Senior notes-fixed rate	7.21%	2019	24,500
American Water Capital Corp.	Senior notes	8.25%	2038	75,000
Other subsidiaries	Private activity-fixed rate	6.20%	2039	80,000
Other subsidiaries	Private activity-floating rate	1.00%	2015	8,560
Other subsidiaries	Mortgage bonds-fixed rate	5.48%	2019	25,000
Other subsidiaries	Mortgage bonds-fixed rate	6.35%	2039	75,000
Other	Capital lease	8.82%	2011	41

Total issuances				$435,216

On, June 23, 2009, AWCC closed an offering of $45.4 million in tax-exempt water facility revenue bonds issued by Owen County in Kentucky. The bonds have a coupon of 6.25% with a maturity of 2039. The proceeds from the bond offering will be used to repay short-term debt related to the construction of a water treatment and transmission facility located in Owen County, Kentucky, as well as to pay the remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility as the construction proceeds to completion.

On May 21, 2009, AWCC successfully remarketed $31.9 million of variable rate demand notes previously held in the Company’s treasury. The net proceeds from this offering were used to repay commercial paper. Also, on May 21, 2009, AWCC remarketed $52.9 million of these variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with interest rates ranging from 6.00% to 6.75%. The net proceeds from these offerings were used to repay short-term debt.

On May 19, 2009, AWCC closed its private placement offering of $25.5 million in aggregate principal amount of 8.27% senior unsecured notes due 2039 and $24.5 million in aggregate principal amount of 7.21% senior unsecured notes due 2019. The proceeds were used to pay down short-term debt.

On May 13, 2009, NJAWC closed its private offering of $75 million in aggregate principal amount of its 6.35% first mortgage bonds due 2039 and $25 million in aggregate principal amount of its 5.48% first mortgage bonds due 2019. NJAWC used the proceeds principally to pay down short-term debt.

On April 8, 2009, Pennsylvania-American Water Company, closed an offering to issue $80.0 million in tax-exempt water facility revenue bonds through the Pennsylvania Economic Development Financing Authority (“PEDFA”). The coupon rate on the bonds is 6.2% with a maturity date of April 1, 2039. The $80 million bond was rated “A” by Standard & Poor’s and “A3” by Moody’s. These bonds have been upgraded by Moody’s from A3 to A2. The proceeds from the offering will be used to fund certain capital improvement projects.

In February 2009, AWCC completed its public offering of $75.0 million of 8.25% senior notes with a maturity of 2038. The net proceeds of the offering were used to repay short-term debt.

From time to time and as market conditions warrant, we may consider offerings of other tax-exempt water facility revenue bonds. Under a tax-exempt offering, the interest paid to investors is non-taxable. As an additional benefit to bondholders, the recently enacted Act has established that the interest is not includable in the Alternative Minimum Tax calculation. Separately, during 2009 we filed applications totaling $288.3 million with state revolving loan fund agencies for either the Act or other governmental subsidized funds. To date we have been awarded $21.7 million. As of August 3, 2009, we have outstanding applications amounting to $97.9 million that can still be funded through one of these programs. Due to the demand for these funds, we believe the likelihood of being awarded these funds is low.

The following long-term debt was retired through optional redemption or payment at maturity during the first six months of 2009:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Long-term debt:
American Water Capital Corp.	Floating rate	1.55%-2.20%	2018-2032	$86,860
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	28,000
Other subsidiaries	Floating rate	1.50%-10.00%	2015-2032	33,420
Other subsidiaries	Notes payable and other	9.87%	2009-2013	74
Other subsidiaries	Private activity-fixed rate	0.00% - 9.10%	2009-2034	3,808
Mandatory redeemable preferred stock		4.75%-5.75%	2017-2019	6
Other	Capital lease			86

Total retirements & redemptions				$152,254

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheet.

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

June 30, 2009
(In thousands)
Commercial paper, net	$238,667
Book overdraft	30,084

Total short-term debt	$268,751

At June 30, 2009, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper.

Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
$850,000	$803,578	$150,000	$103,578	$238,667	—

Interest rates on advances under the revolving credit facility is currently LIBOR plus 22.5 basis points The maximum LIBOR margin is 55 basis points and is based on our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing.

The weighted average interest rate on short-term borrowings for the six months ended June 30, 2009 was approximately 0.92% compared to 3.62% for the six months ended June 30, 2008.

AWCC has entered into a $10.0 million committed revolving line of credit with PNC Bank, N.A. This line of credit will terminate on December 31, 2009 unless extended and is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of PNC Bank, N.A. or the applicable LIBOR for the term selected plus 200 basis points. In addition, there is a fee of 25 basis points charged quarterly on the portion of the commitment that is undrawn. As of August 3, 2009, we had no outstanding borrowings under this revolving line of credit. If this line of credit were not extended beyond its current maturity date of December 31, 2009, AWCC would continue to have access to its $840.0 million unsecured revolving credit facility described below.

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

If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment, however the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will replace a defaulting lender. As of August 3, 2009, AWCC had $170.0 million of outstanding borrowings under its lines of credit, $47.0 million of outstanding letters of credit under this credit facility and $64.5 million of commercial paper outstanding.

Capital Structure

Our capital structure was as follows:

	At June 30, 2009	At December 31, 2008
Total stockholders’ equity	42%	44%
Long-term debt and redeemable preferred stock at redemption value	54%	49%
Short-term debt and current portion of long-term debt	4%	7%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. Our failure to comply with restrictive covenants under our credit facilities could trigger repayment obligations. We were in compliance with our covenants as of June 30, 2009.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of June 30, 2009, our ratio was 0.58 and therefore we were in compliance with the ratio.

Security Ratings

Our access to the capital markets, including the commercial paper market, and their respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of secured securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of June 30, 2009:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

Moody’s rating outlook for both American Water and AWCC is stable.

On May 1, 2009, Standard & Poor’s reaffirmed its ratings. On August 5, 2009, Moody’s upgraded the credit rating on all First Mortgage bonds issued by NJAWC and Pennsylvania-American Water Company from A3 to A2. They also assigned issuer ratings of Baa1 to these two American Water subsidiaries.

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

On March 2, 2009, we paid a cash dividend of $32.0 million or $0.20 per share to all shareholders of record as of February 18, 2009. Also, on June 1, 2009, we paid a cash dividend of $32.0 million or $0.20 per share to all shareholder of record as of May 18, 2009. There were no dividend payments made for the six months ended June 30, 2008 as we were not a publicly traded company until April 23, 2008.

On July 31, 2009, our board of directors declared a quarterly cash dividend payment of $0.21 per share payable on September 1, 2009 to all shareholders of record as of August 18, 2009.

Current Credit Market Position

        The Company believes it has sufficient liquidity despite the current disruption of the capital and credit markets. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and credit facilities with $850.0 million in aggregate total commitment from a diversified group of banks. As of August 3, 2009, we had $633.0 million available to fulfill our short-term liquidity needs, to issue letters of credit and back our $64.5 million outstanding commercial paper. As of August 3, 2009, the Company can issue additional commercial paper of $568.5 million which is backed by the credit facilities. The market disruption has caused the Company to redeem its tax exempt bonds in variable rate structures. The Company closely monitors the financial condition of the financial institutions associated with its credit facilities.

The Company’s retirement trust assets are exposed to the market prices of debt and equity securities. Changes to the retirement trust asset value can impact the Company’s pension and other benefits expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover pension and other benefit costs through rates. In addition, pension and other benefits liabilities decrease as fixed income asset values decrease (fixed income yields rise) since the rate at which we discount pension and other retirement trust asset future obligations is highly correlated to fixed income yields. During 2008, the market value of our pension and postretirement benefit trust assets declined by $171.9 million. Additionally, a reduction in fixed income yields (rate used to discount obligations) at the end of 2008 caused an increase to pension and postretirement benefit liabilities. The reduction of asset values combined with an increase in pension and postretirement benefit liabilities will constitute an increase to pension and postretirement benefit expense of $32.0 million during 2009 compared to 2008. We have begun discussions with the majority of our regulators about the appropriate treatment for these incremental costs in order to minimize regulatory lag between incurring the expense and any recovery of the expense. To date, we have authorization to recover or defer $7.1 million of this annual increase and have requested permission to recover or defer as a deferred asset until the next rate case is concluded an additional $7.5 million of this increase in 2009. Until we receive permission from the regulators to defer costs, we will continue to expense them. We are also discussing with regulators other ways in which to defer the costs until future rate cases are filed.

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

At this time, the Company does not believe recent market disruptions will impact its long-term ability to obtain financing. The Company expects to have access to liquidity in the capital markets on favorable terms before the maturity dates of its current credit facilities and the Company does not expect a significant number of its lenders to default on their commitments thereunder. In addition, the Company can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. The Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.

Market Risk

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. As of June 30, 2009, a hypothetical 100 basis point increase in interest rates associated with our short-term borrowing will decrease our 2009 pre-tax earning by $1.2 million. Our risks associated with price increase for chemicals, electricity and other commodities are reduced through contracts and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material impact on our results of operations, cash flows and financial position.

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

We are also exposed to a potential national economic recession or further deterioration in local economic conditions in the markets in which we operate. The credit quality of our customer accounts receivable is dependent on the economy and the ability of our customers to manage through unfavorable economic cycles and other market changes. In addition, as a result of the downturn in the economy and heightened sensitivity of the impact of additional rate increases on certain customers, there can be no assurances that regulators will grant sufficient rate authorizations. Therefore our ability to fully recover operating expense, recover our investment and provide an appropriate return on invested capital in our Regulated Businesses may be adversely impacted.

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

As of June 30, 2009, our previously identified material weakness in our internal control over financial reporting relating to controls over maintenance of contracts and agreements remains. Specifically, effective controls did not exist to ensure the accuracy and completeness of accounting and disclosure for such contracts and agreements.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009. Nevertheless, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously reported under Part I, Item 3 “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008 and our Form 10-Q for the quarterly period ended March 31, 2009, filed on May 6, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of American Water was held on May 8, 2009, at The Mansion, located at 3000 Main Street, in Voorhees, New Jersey, pursuant to the Notice sent on or about March 26, 2009, to all stockholders of record at the close of business on March 16, 2009. At that meeting:

(1)	The following nominees were elected as directors of American Water for a term expiring at the 2010 Annual Meeting and received the votes set forth adjacent to their names below:

Name of Nominee	For	Withheld
Donald L. Correll	148,231,447	2,114,861
Martha Clark Goss	149,064,803	1,281,505
Dr. Manfred Döss	148,061,962	2,284,346
Richard R. Grigg	148,978,324	1,367,984
Julia L. Johnson	148,912,457	1,433,851
George MacKenzie	148,859,556	1,486,752
William J. Marrazzo	148,940,105	1,406,203
Dr. Rolf Pohlig	148,054,718	2,291,590
Andreas G. Zetzsche	148,058,721	2,287,587

(2)	The appointment of PricewaterhouseCoopers LLP as the independent registered public accountants for the fiscal year ending December 31, 2009 was ratified by the following vote of:

For	Against	Abstain
149,894,995	377,566	73,747

(3)	The approval of the Amended and Restated American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan was approved by the following vote of:

For	Against	Abstain
134,153,017	6,503,792	151,281

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement, dated June 4, 2009, among American Water Works Company, Inc., RWE Aqua holdings GmbH, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Goldman, Sachs & Co. Inc. (incorporated by reference to Exhibit 1.1 to American Water Works Company, Inc.’s current report on Form 8-K, File No. 001-34028, filed June 8, 2009)

*10.1	Amended and Restated American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan, effective as of May 8, 2009.

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Stock Unit Grant Form for Non-Employee Directors.

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Water Works Company, Inc.
(Registrant)

August 6, 2009	/s/ Donald L. Correll
(Date)	Donald L. Correll
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2009	/s/ Ellen C. Wolf
(Date)	Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement, dated June 4, 2009, among American Water Works Company, Inc., RWE Aqua holdings GmbH, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Goldman, Sachs & Co. Inc. (incorporated by reference to Exhibit 1.1 to American Water Works Company, Inc.’s current report on Form 8-K, File No. 001-34028, filed June 8, 2009)

*10.1	Amended and Restated American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan, effective as of May 8, 2009.

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Stock Unit Grant Form for Non-Employee Directors.

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.