Form 10-Q
period 2009-09-30
American Water Works Company, Inc.
filed 2009-11-09
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2009
Common Stock, $0.01 par value per share	174,600,330 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,120,547 at September 30 and $2,969,869 at December 31	$10,387,732	$9,991,783
Nonutility property, net of accumulated depreciation of $109,889 at September 30 and $101,287 at December 31	144,399	132,145

Total property, plant and equipment	10,532,131	10,123,928

Current assets
Cash and cash equivalents	7,831	9,542
Restricted funds	38,933	454
Utility customer accounts receivable	176,728	149,198
Allowance for uncollectible accounts	(20,742)	(18,644)
Unbilled utility revenues	143,421	134,204
Non-Regulated trade and other receivables, net	70,485	68,877
Materials and supplies	30,835	28,948
State income taxes receivable	12,650	—
Other	56,330	45,096

Total current assets	516,471	417,675

Regulatory and other long-term assets
Regulatory assets	956,349	919,654
Restricted funds	35,887	10,599
Goodwill	1,250,067	1,699,517
Other	54,804	60,445

Total regulatory and other long-term assets	2,297,107	2,690,215

TOTAL ASSETS	$13,345,709	$13,231,818

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 174,600 and 160,000 shares outstanding at September 30 and December 31, respectively)	$1,746	$1,600
Paid-in-capital	6,137,771	5,888,253
Accumulated deficit	(2,075,920)	(1,705,594)
Accumulated other comprehensive loss	(76,344)	(82,251)
Treasury stock	(1)	(7)

Common stockholders’ equity	3,987,252	4,102,001
Preferred stock without mandatory redemption requirements	4,557	4,557

Total stockholders’ equity	3,991,809	4,106,558

Long-term debt
Long-term debt	5,197,710	4,624,063
Redeemable preferred stock at redemption value	24,025	24,150

Total capitalization	9,213,544	8,754,771

Current liabilities
Short-term debt	76,556	479,010
Current portion of long-term debt	54,325	175,822
Accounts payable	119,271	149,795
Taxes accrued, including income taxes of $3,798 at September 30 and $6,061 at December 31	67,206	52,488
Interest accrued	98,080	53,629
Other	185,193	194,016

Total current liabilities	600,631	1,104,760

Regulatory and other long-term liabilities
Advances for construction	633,842	622,227
Deferred income taxes	811,790	705,587
Deferred investment tax credits	32,819	34,023
Regulatory liabilities	317,914	307,324
Accrued pension expense	490,813	502,062
Accrued postretirement benefit expense	235,243	241,193
Other	47,446	48,456

Total regulatory and other long-term liabilities	2,569,867	2,460,872

Contributions in aid of construction	961,667	911,415
Commitments and contingencies (See Note 9)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$13,345,709	$13,231,818

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues	$679,956	$672,193	$1,842,866	$1,768,377

Operating expenses
Operation and maintenance	340,862	342,226	985,861	984,063
Depreciation and amortization	74,854	68,376	216,939	199,599
General taxes	50,618	49,380	154,814	151,074
(Gain) loss on sale of assets	(784)	457	(976)	(413)
Impairment charge	—	—	450,000	750,000

Total operating expenses, net	465,550	460,439	1,806,638	2,084,323

Operating income (loss)	214,406	211,754	36,228	(315,946)

Other income (deductions)
Interest, net	(74,124)	(72,684)	(219,791)	(212,718)
Allowance for other funds used during construction	2,290	4,442	9,208	10,370
Allowance for borrowed funds used during construction	1,674	2,970	5,537	6,063
Amortization of debt expense	(2,135)	(1,601)	(5,158)	(4,360)
Other, net	(310)	825	(605)	1,375

Total other income (deductions)	(72,605)	(66,048)	(210,809)	(199,270)

Income (loss) before income taxes	141,801	145,706	(174,581)	(515,216)
Provision for income taxes	50,165	57,548	94,873	83,612

Net income (loss)	$91,636	$88,158	$(269,454)	$(598,828)

Net income (loss) per common share:
Basic	$0.52	$0.55	$(1.62)	$(3.74)

Diluted	$0.52	$0.55	$(1.62)	$(3.74)

Average common shares outstanding during the period:
Basic	174,595	159,949	165,992	159,960

Diluted	174,691	160,000	165,992	159,960

Dividends per common share	$0.21	$0.20	$0.61	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(269,454)	$(598,828)
Adjustments
Depreciation and amortization	216,939	199,599
Impairment charge	450,000	750,000
Amortization of removal costs net of salvage	30,417	31,797
Provision for deferred income taxes	104,373	76,742
Amortization of deferred investment tax credits	(1,204)	(1,213)
Provision for losses on utility accounts receivable	17,791	13,350
Allowance for other funds used during construction	(9,208)	(10,370)
Gain on sale of assets	(976)	(413)
Pension and non-pension post retirement benefits	82,246	37,383
Other, net	(18,025)	(2,068)
Pension and non-pension post retirement benefit contributions	(90,427)	(81,514)
Changes in assets and liabilities
Receivables and unbilled utility revenues	(52,798)	(64,653)
Other current assets	(25,771)	(24,734)
Accounts payable	(9,123)	6,364
Taxes accrued, including income taxes	13,652	12,544
Interest accrued	44,451	40,404
Other current liabilities	(11,332)	8,523

Net cash provided by operating activities	471,551	392,913

CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures	(592,894)	(714,559)
Acquisitions	(650)	(8,021)
Proceeds from sale of assets and securities	1,127	12,159
Removal costs from property, plant and equipment retirements, net	(20,167)	(17,290)
Net restricted funds released	87,623	4,137
Other	(1,250)	—

Net cash used in investing activities	(526,211)	(723,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	336,994	201,829
Repayment of long-term debt	(176,032)	(199,655)
Redemption of preferred stock	(140)	(151)
Net (repayments) borrowings under short-term debt agreements	(223,375)	124,578
Proceeds from issuance of common stock (net of expenses of $7,824)	242,301	—
Proceeds from employee stock plan issuances	1,583	—
Advances and contributions for construction, net of refunds of $20,041 and $48,111 at September 30, 2009 and 2008	13,349	3,204
Change in cash overdraft position	(34,354)	(17,907)
Capital contributions	—	245,000
Debt issuance costs	(6,713)	(1,037)
Dividends paid	(100,664)	(31,992)

Net cash provided by financing activities	52,949	323,869

Net decrease in cash and cash equivalents	(1,711)	(6,792)
Cash and cash equivalents at beginning of period	9,542	13,481

Cash and cash equivalents at end of period	$7,831	$6,689

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$51,267	$79,994
Non-cash financing activity:
Long-term debt	$151,431	$—
Advances and contributions	$64,383	$40,906

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock				Accumulated	Treasury Stock		Preferred Stock of Subsidiary Companies Without
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Shares	At Cost	Mandatory Redemption Requirements	Total Stockholders’ Equity
Balance at December 31, 2008	160,000	$1,600	$5,888,253	$(1,705,594)	$(82,251)	—	$(7)	$4,557	$4,106,558
Net loss	—	—	—	(269,454)	—	—	—	—	(269,454)
Common stock offering, net of expenses of $7,824	14,500	145	242,156	—	—	—	—	—	242,301
Stock-based compensation activity	100	1	7,362	(208)	—	—	6	—	7,161
Other comprehensive income (loss) net of tax of $2,896	—	—	—	—	5,907	—	—	—	5,907
Dividends	—	—	—	(100,664)	—	—	—	—	(100,664)

Balance at September 30, 2009	174,600	$1,746	$6,137,771	$(2,075,920)	$(76,344)	—	$(1)	$4,557	$3,991,809

	Common Stock				Accumulated	Treasury Stock		Preferred Stock of Subsidiary Companies Without
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Shares	At Cost	Mandatory Redemption Requirements	Total Stockholders’ Equity
Balance at December 31, 2007	160,000	$1,600	$5,637,947	$(1,079,118)	$(18,383)	—	$—	$4,568	$4,546,614
Net loss	—	—	—	(598,828)	—	—	—	—	(598,828)
Equity investment by RWE	—	—	245,000	—	—	—	—	—	245,000
Contribution of common stock by RWE	—	—	1,933	—	—	(90)	(1,933)	—	—
Stock-based compensation activity	—	—	2,476	—	—	74	1,586	—	4,062
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive income (loss) net of tax of $13	—	—	—	—	2,069	—	—	—	2,069

	Common Stock				Accumulated	Treasury Stock		Preferred Stock of Subsidiary Companies Without
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Shares	At Cost	Mandatory Redemption Requirements	Total Stockholders’ Equity
Dividends	—	—	—	(31,992)	—	—	—	—	(31,992)

Balance at September 30, 2008	160,000	$1,600	$5,887,356	$(1,709,938)	$(16,314)	(16)	$(347)	$4,557	$4,166,914

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
Net income	$91,636	$88,158
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $7 and $4, respectively	11	7
Actuarial cost, net of tax of $958 and $0, respectively	1,499	—
Foreign currency translation adjustment	503	2,212

Total comprehensive income	$93,649	$90,377

	Nine Months Ended September 30,
	2009	2008
Net loss	$(269,454)	$(598,828)
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $22 and $13, respectively	34	20
Actuarial cost, net of tax of $2,874 and $0, respectively	4,496	—
Foreign currency translation adjustment	1,377	2,049

Total comprehensive loss	$(263,547)	$(596,759)

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying consolidated balance sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at September 30, 2009, the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2009 and 2008, and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income (loss), and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2008 consolidated balance sheet was taken from audited financial statements. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

In 2009, the Company implemented a new accounting standard regarding subsequent events (see Note 2). The Company has evaluated all events or transactions that occurred after September 30, 2009 through November 9, 2009, the date the Company issued the accompanying financial statements. During this period, the Company did not have any material recognizable subsequent events that have not been reflected in the financial statements.

Certain reclassifications have been made to conform previously reported data to the current presentation.

Note 2: New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides amendments to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” for the fair value measurements of liabilities. The amendments in this ASU reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and help to improve consistency in the application of Topic 820. This update is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of ASU 2009-05 will not have an impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). This standard establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 (ASC 105) did not have an impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (Not yet codified but it is anticipated that this standard will primarily be incorporated into ASC 810). This standard will improve financial reporting by enterprises involved with variable interest entities by addressing the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of FIN 46(R). This standard is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have an impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”) (Not yet codified but it is anticipated that this standard will primarily be incorporated into ASC 860). This statement amends current guidance for accounting for the transfers of financial assets. Key provisions of SFAS 166 include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in which a portion of a financial asset has been transferred and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Further, SFAS 166 requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. SFAS 166 is effective for the Company beginning January 1, 2010, and is required to be applied prospectively. The Company is currently assessing the impacts SFAS 166 may have on its financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) (ASC 855). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions, (ii) the circumstances under which an entity should recognize events or transactions and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have an impact on the Company’s results of operations, financial position or cash flows. (See Note 1)

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 270). This staff position amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. As this FSP provides for additional disclosure requirements only, the adoption of this FSP did not have an impact on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) (ASC 820), which amends SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to provide additional guidance on fair value measurements in inactive markets when the volume and level of activity for the asset and liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not have an impact on the Company’s results of operations, financial position or cash flows. (See Note 12)

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320), which amends impairment guidance for certain debt securities and will require an entity to assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. If an entity is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses (for example, liquidity risk) would be reflected in other comprehensive income. The FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not have an impact on the Company’s results of operations, financial position or cash flows.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141(R)-1”) (ASC 805), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R), “Business Combinations.” Under FSP FAS 141(R)-1, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should account for the acquired contingencies using existing guidance. FSP FAS 141(R)-1 is effective for the Company for business combinations finalized after January 1, 2009.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC 715), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for the Company as of December 31, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have an impact on the Company’s results of operations, financial position or cash flows.

In February 2008, the FASB issued FSP SFAS 157-2 which allowed a one-year deferral of adoption of SFAS 157 (ASC 820) for nonfinancial assets and nonfinancial liabilities (such as intangible assets, property, plant and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment). The Company elected to use this deferral option and accordingly, adopted SFAS 157 for the Company’s nonfinancial assets and liabilities valued on a non-recurring basis on January 1, 2009. The adoption of this FSP did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) (ASC 810). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires that changes in a parent’s ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary. When change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements. SFAS 160 was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of SFAS 160 did not have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company. As a result of the adoption of SFAS 160, beginning in the first quarter of 2009, the Company reflects its subsidiaries’ preferred stock without mandatory redemption requirements in its consolidated financial statements within equity. The Company reclassified these preferred shares to equity within the Company’s Consolidated Balance Sheets and Statements of Changes in Stockholders’ Equity in accordance with SFAS 160 for all periods presented. In the Company’s 2008 Form 10-K, these preferred shares were presented as preferred stock without mandatory redemption requirements separate from equity within the Company’s Consolidated Balance Sheets. The dividends on these preferred shares have not been reflected separately on the Company’s Statements of Operations or the Company’s Statements of Comprehensive Loss, as the amounts are not considered material.

Note 3: Goodwill

At September 30, 2009 the Company’s goodwill totaled $1,250,067. The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The following table summarizes the nine-month changes in the Company’s goodwill by reporting unit:

	Regulated Unit	Non-regulated Units	Consolidated
Balance at December 31, 2008	$1,569,835	$129,682	$1,699,517
Impairment losses	(448,248)	(1,752)	(450,000)
Other activity	550	—	550

Balance at September 30, 2009	$1,122,137	$127,930	$1,250,067

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

The Company recognized goodwill impairment charges of $450,000 and $750,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

RWE completed two partial divestitures of its investment in the Company through the aforementioned June 2009 sale of 15,400 shares (including an underwriters’ option of 3,900 shares) at a price per share of $17.25, and an August 2009 sale of 40,250 shares, including underwriters’ options of 5,250 shares, at a price of $19.25. The Company did not receive any proceeds from either of the sales by RWE of the Company’s shares. Prior to the sale of shares by RWE and the Company, RWE owned approximately 60% of the Company’s common shares. After all sales of shares and exercise of the underwriters’ over-allotment option, RWE currently owns approximately 24% of the Company’s shares.

In March 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of February 18, 2009, amounting to $32,000. In June 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of May 18, 2009, amounting to $32,006. In September, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of August 18, 2009, amounting to $36,658.

On October 30, 2009, the Company declared a quarterly cash dividend payment of $0.21 per share payable on December 1, 2009 to all shareholders of record as of November 18, 2009.

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). The total aggregate number of shares of common stock that may be issued under the Plan was increased to 15,500 from 6,000 in May of 2009. As of September 30, 2009, a total of 12,231 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

Stock options and restricted stock units granted in 2008 included 1,470 stock options and 190 restricted stock units that are subject to performance-based vesting requirements. On February 20, 2009, the Company cancelled 311 of these stock options and 39 of these restricted stock units related to the first performance vesting period because the performance goals were not fully met at December 31, 2008. The Company recognizes expense on the remaining stock options and restricted stock units where achievement of the performance goals is considered probable. At September 30, 2009, 518 stock options and 68 restricted stock unit awards are not considered probable to meet performance conditions.

The Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”) was effective as of July 1, 2008. As of September 30, 2009, there were 1,861 shares of common stock reserved for issuance under the ESPP.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Stock options	$705	$571	$2,536	$1,041
Restricted stock units	746	231	2,942	667
Restricted stock	—	393	—	1,799
Employee stock purchase plan	97	77	307	77

Stock-based compensation in operation and maintenance expense	1,548	1,272	5,785	3,584
Income tax benefit	(604)	(496)	(2,257)	(1,398)

After-tax stock-based compensation expense	$944	$776	$3,528	$2,186

At September 30, 2009, unrecognized compensation expense for unvested stock options and restricted stock units totaled approximately $4,596 and $3,077, respectively.

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

Stock options granted under the Plan generally have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. No stock options have been exercised as of September 30, 2009. The table below summarizes stock option activity for the nine months ended September 30, 2009.

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	2,060	$21.50
Granted	1,091	20.70
Cancelled	(311)	21.50
Forfeited or expired	(85)	21.18
Exercised	—	—

Options outstanding at September 30, 2009	2,755	$21.19	5.42	$2

Exercisable at September 30, 2009 (a)	16	$21.50	0.83	$—

(a)	Includes stock options issued to retired employees

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

Restricted stock units generally vest over periods ranging from one to three years. Restricted stock units granted without market conditions are valued at the market value of the Company’s common stock on the date of grant. Restricted stock units granted with market conditions are valued using a Monte Carlo model. The weighted-average remaining life of the Company’s restricted stock units is 1.10 years. The table below summarizes restricted stock unit activity for the nine months ended September 30, 2009.

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2009	267	$21.50
Granted	215	21.75
Distributed	(2)	21.50
Cancelled	(39)	21.50
Forfeited	(13)	21.78
Undistributed vested awards (a)	(20)	18.56

Nonvested total at September 30, 2009	408	$21.77

(a)	Includes restricted stock units granted to members of the Company’s Board of Directors.

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company will pay the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. During the three and nine months ended September 30, 2009, the Company accrued additional dividend equivalents totaling $65 and $208, respectively.

Employee Stock Purchase Plan

Under the ESPP, employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of a) the beginning or b) the end of each three-month purchase period. During the nine months ended September 30, 2009, the Company issued 100 shares under the ESPP.

Note 5: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate Range	Weighted Average Rate	Maturity Date	September 30, 2009	December 31, 2008
Long-term debt of American Water Capital Corp. (“AWCC”)
Private activity bonds and government funded debt
Fixed rate	5.63%-6.75%	6.16%	2018-2039	$172,475	$—
Floating rate (a)				—	86,860
Senior notes
Fixed rate	5.39%-10.00%	6.27%	2011-2039	3,056,000	2,959,000
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate (b)	0.00%-6.88%	5.15%	2010-2039	1,197,588	937,835
Floating rate (c)	1.00%-2.40%	1.05%	2009	8,560	33,420
Mortgage bonds
Fixed rate	5.48%-9.71%	7.50%	2009-2039	755,608	675,200
Senior debt
Fixed rate				—	40,613
Mandatory redeemable preferred stock	4.60%-9.75%	8.36%	2013-2036	24,285	24,425
Notes payable and other (d)	5.76%-12.06%	10.44%	2011-2026	2,697	2,882

Long-term debt				5,217,213	4,760,235
Unamortized debt discount, net (e)				58,847	63,800

Total long-term debt				$5,276,060	$4,824,035

(a)	Variable rate tax-exempt bonds which are remarketed for periods up to 270 days. These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. If the remarketing fails and no investors purchase the bonds, the Company is obligated to purchase the bonds at par. During 2009, AWCC purchased these bonds because no buyer was willing to purchase the bonds at market rates. Additionally in 2009, $76,225 was remarketed to fixed rate private activity bonds and government funded debt. The remaining $10,635 is held in the Company’s treasury at September 30, 2009.
(b)	In October 2009, the Company issued $144,725 in long-term debt to refinance short-term obligations existing at September 30. The accompanying balance sheet was reclassified to reflect that amount as long-term debt, and is included in the fixed rate private activity bonds amount in the table above. The issuance was in two tranches of $10,500 and $134,225 at interest rates of 5.00% and 5.70%, respectively, with a maturity date of October 2039.
(c)	$24,860 of the 2008 total represents variable rate tax-exempt bonds which are remarketed every 7 days. These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. During 2009, $24,860 was remarketed to fixed rate private activity bonds. The remaining $8,560 represents variable rate tax-exempt bonds remarketed for periods up to 270 days. During 2009, AWCC purchased these bonds because no buyer was willing to purchase the bonds at market rates and subsequently was able to remarket $8,560 for periods of 3 to 14 days.
(d)	Includes capital lease obligations of $1,737 and $1,829 at September 30, 2009 and December 31, 2008, respectively.
(e)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2009:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Private activity-fixed rate	6.25%	2039	$45,390
American Water Capital Corp.	Private activity-fixed rate	6.00%	2018	18,250
American Water Capital Corp.	Private activity-fixed rate	6.10%	2019	17,950
American Water Capital Corp.	Private activity-fixed rate	6.75%	2031	16,700
American Water Capital Corp.	Private activity-fixed rate	6.25%	2032	24,860
American Water Capital Corp.	Private activity-fixed rate	5.63%	2039	26,000
American Water Capital Corp.	Private activity-fixed rate	6.25%	2032	23,325
American Water Capital Corp.	Senior notes-fixed rate	8.27%	2039	25,500

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes-fixed rate	7.21%	2019	24,500
American Water Capital Corp.	Senior notes-fixed rate	8.25%	2038	75,000
Other subsidiaries	Private activity-fixed rate	6.20%	2039	80,000
Other subsidiaries	Private activity-fixed rate	1.27%	2029	2,242
Other subsidiaries	Private activity-fixed rate	4.14%	2029	107
Other subsidiaries	Private activity-floating rate	1.05%	2009	8,560
Other subsidiaries	Mortgage bonds-fixed rate	5.48%	2019	25,000
Other subsidiaries	Mortgage bonds-fixed rate	6.35%	2039	75,000
Other	Capital lease	8.82%	2011	41

Total Issuances				$488,425

The following long-term debt was retired through optional redemption or payment at maturity during 2009:

Company	Type	Interest Rate	Maturity	Amount
Long-term debt
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
American Water Capital Corp.	Floating rate	1.55%-2.20%	2018-2032	86,860
Other subsidiaries	Floating rate	1.50%-10.00%	2015-2032	33,420
Other subsidiaries	Notes payable and other	5.76%-9.87%	2012-2015	93
Other subsidiaries	Private activity-fixed rate	0.00%-5.90%	2009-2034	7,321
Other subsidiaries	Mortgage bonds-fixed rate	6.90%-9.10%	2009-2011	20,205
Mandatory redeemable preferred stock		4.60%-6.00%	2013-2019	140
Other	Capital lease			133

Total retirements & redemptions				$176,172

Interest, net includes interest income of approximately $2,404 and $7,366 for the three and nine months ended September 30, 2009 and $785 and $5,404 for the three and nine months ended September 30, 2008, respectively.

Other subsidiaries’ senior debt of $40,000 and $613 was reclassified to other subsidiaries’ fixed rate private activity bonds and government funded debt and mortgage bonds, respectively.

In October of 2009, the Company successfully closed an offering of $28,500 in tax-exempt water facility revenue bonds issued by the Illinois Finance Authority. The bonds have a coupon of 5.25% with a 30-year maturity and a 10-year call option.

Note 6: Short-Term Debt

The components of short-term debt are as follows:

	September 30, 2009	December 31, 2008
Revolving credit line	$—	$437,000
Commercial paper, net of $25 discount	68,900	—
Book overdraft	7,656	42,010

Total short-term debt	$76,556	$479,010

The commercial paper amount was reduced by $144,725 for an October 2009 refinancing through the issuance of long-term debt (see Note 5).

Note 7: Income Taxes

The Company’s estimated annual effective tax rate is 39.6% and 40.3% for the nine months ended September 30, 2009 and 2008, respectively, excluding various discrete items including goodwill impairment. The Company’s actual effective rates for the three months ended September 30, 2009 and 2008 were 35.4% and 39.5%, respectively, reflect the recording of certain discrete tax items in 2009. The Company’s actual effective rates for the nine months ended September 30, 2009 and 2008 of (54.3%) and (16.2%), respectively, reflect the tax effects of goodwill impairments as discrete items as the Company considers these charges as infrequently occurring or unusual.

In December 2008, the Company filed a request with the Internal Revenue Service (“IRS”) to change its tax accounting method related to costs to repair and maintain utility assets. In October 2009, the IRS partially approved the Company’s request, allowing the Company to deduct currently a significant amount of repair costs previously capitalized for book and tax purposes. The change in method resulted in the Company recording a deferred tax liability for the temporary timing difference between book and tax treatments, and will have the effect of extending the Company’s net operating loss carryforwards.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic pension benefit cost
Service cost	$7,107	$6,551	$21,320	$19,653
Interest cost	15,730	14,549	47,189	43,647
Expected return on plan assets	(10,556)	(12,925)	(31,668)	(38,775)
Amortization of:
Prior service cost	45	45	136	135
Actuarial loss	5,992	1	17,976	3

Net periodic pension benefit cost	$18,318	$8,221	$54,953	$24,663

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic other postretirement benefit cost
Service cost	$3,293	$3,106	$9,879	$9,318
Interest cost	7,295	7,049	21,885	21,147
Expected return on plan assets	(4,659)	(5,751)	(13,978)	(17,253)
Amortization of:
Transition obligation	43	43	130	129
Prior service (credit) cost	(296)	203	(886)	609
Actuarial loss (gain)	2,289	(295)	6,866	(885)

Net periodic other postretirement benefit cost	$7,965	$4,355	$23,896	$13,065

The Company contributed $59,200 to its defined benefit pension plan in the first nine months of 2009 and expects to contribute $25,000 during the balance of 2009. In addition, the Company contributed $31,227 for the funding of its other postretirement plans in the first nine months of 2009 and expects to contribute $10,409 during the balance of 2009.

Note 9: Commitments and Contingencies

OMI/Thames Water Stockton, Inc. (“OMI/TW”) is a 50/50 joint venture between a subsidiary of the Company and Operations Management International, Inc. (“OMI”). In February 2003, OMI/TW and the City of Stockton California (the “City”) entered into a 20-year service contract for capital improvements and management services of water, wastewater and storm water utilities. By mutual agreement, OMI/TW and the City of Stockton terminated the contract effective February 29, 2008 (the “Termination Date”). Upon termination, responsibility for management and operation of the system was returned to the City. OMI/TW agreed to provide a limited twelve-month warranty relating to certain components of the facilities that OMI/TW constructed (the “WW39 Plant”), which expired on December 31, 2008. OMI/TW also agreed to correct any latent defects relating to significant deficiencies in the structural components of certain capital improvements discovered prior to November 15, 2009, if any. Additionally, OMI/TW committed to pay for certain employee transition costs and assumed financial responsibility for regulatory fines levied through the Termination Date, if any, resulting from OMI/TW’s failure to comply with applicable National Pollutant Discharge Elimination System permit requirements and/or incidents traced to design defects in the WW39 Plant. During 2007, the California State Water Resources Control Board (the “Board”) issued a notice of violation and a corresponding Settlement Communication related to a discharge into an adjacent river. The City has reached a final settlement agreement with the Board related to the discharge. In connection with the final settlement agreement OMI/TW has agreed to pay a civil penalty and monitoring costs of $425. Given the uncertainties related to resolving the remaining issues described above and financial settlement with OMI, the Company has a loss reserve of approximately $1,300 at September 30, 2009 and December 31, 2008, respectively.

The Company is also routinely involved in condemnation proceedings and legal actions incident to the normal conduct of its business. At September 30, 2009, the Company had accrued approximately $3,600 as probable costs and it is reasonably possible that additional losses could range up to $19,400 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,113,000 at September 30, 2009. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2009 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,016,000 at September 30, 2009. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Included in the military services performance commitment at September 30, 2009 are contracts the Company was awarded during September 2009 for operation and maintenance of the water and wastewater systems at military installations at Fort Belvoir, Virginia and Fort Meade, Maryland. According to the agreements, the awards of the contracts are estimated at approximately $288,000 and $650,000, respectively, over a 50-year period as measured by gross contract revenue subject to price re-determinations and customary federal contracting termination provisions. Federal contract price re-determination is a mechanism to periodically adjust the service fee in subsequent periods to reflect changes in contract obligations and market conditions.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection and as such the Company periodically becomes subject to environmental claims in the normal course of business. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $7,933 at September 30, 2009 and $10,538 at December 31, 2008, respectively. At September 30, 2009, $7,700 of the accrual (including $1,100 accrued in 2009) relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company paid $3,500 related to this agreement during the first nine months of 2009. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates.

Note 11: Net Income (Loss) per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, issued in May and June 2009 under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of the Company’s net income (loss) and weighted average common shares outstanding for calculating basic net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic
Net income (loss)	$91,636	$88,158	$(269,454)	$(598,828)
Less: Distributed earnings to common shareholders (a)	36,716	31,992	100,872	31,992
Less: Distributed earnings to participating securities	7	—	—	—

Undistributed earnings	54,913	56,166	(370,326)	(630,820)

Undistributed earnings allocated to common shareholders (b)	54,907	56,166	(370,326)	(630,820)
Undistributed earnings allocated to participating securities	6	—	—	—

Total income available to common shareholders, basic (a) + (b)	$91,623	$88,158	$(269,454)	$(598,828)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding, basic	174,595	159,949	165,992	159,960

Basic net income (loss) per common share	$0.52	$0.55	$(1.62)	$(3.74)

Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options, employee stock purchase plan and restricted stock. The dilutive effect of restricted stock units, stock options, the employee stock purchase plan, and restricted stock is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units and restricted stock, exercise of the stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the Company’s net income (loss) and weighted average common shares outstanding for calculating diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Diluted
Total income (loss) available to common shareholders, basic	$91,623	$88,158	$(269,454)	$(598,828)
Undistributed earnings allocated to participating securities	6	—	—	—

Total income (loss) available to common shareholders, diluted	$91,629	$88,158	$(269,454)	$(598,828)

Weighted average common shares outstanding, basic	174,595	159,949	165,992	159,960
Stock-based compensation:
Restricted stock units	92	32	—	—
Restricted stock	—	19	—	—
Employee stock purchase plan	4	—	—	—

Weighted average common shares outstanding, diluted	174,691	160,000	165,992	159,960

Diluted net income (loss) per commons share	$0.52	$0.55	$(1.62)	$(3.74)

Options to purchase 2,122 and 777 shares of the Company’s common stock were excluded from the calculation of diluted common shares outstanding because they were anti-dilutive for the three-month periods ended September 30, 2009 and 2008, respectively. There were also 83 and 169 restricted stock units and 633 and 1,306 stock options which were excluded from the calculation of diluted common shares outstanding because certain performance conditions were not satisfied as of September 30, 2009 and 2008, respectively. All of the potentially dilutive securities were excluded for the nine months ended September 30, 2009 and 2008, respectively, because they were anti-dilutive.

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

At Fair Value as of September 30, 2009	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,243	$26,629
Long-term debt (excluding capital lease obligations)	5,250,080	5,609,570

At Fair Value as of December 31, 2008	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,368	$23,887
Long-term debt (excluding capital lease obligations)	4,797,838	4,430,117

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2009 and December 31, 2008, respectively:

Recurring Fair Value Measures	At Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—
Restricted funds	74,820	—	—	74,820
Rabbi trust investments	—	2,792	—	2,792
Deposits	10,990	—	—	10,990

Total assets	85,810	2,792	—	88,602

Liabilities:
Deferred compensation obligation	—	8,338	—	8,338

Total liabilities	—	8,338	—	8,338

Total net assets (liabilities)	$85,810	$(5,546)	$—	$80,264

Recurring Fair Value Measures	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—
Restricted funds	11,053	—	—	11,053
Rabbi trust investments	—	3,562	—	3,562

Recurring Fair Value Measures	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Deposits	10,958	—	—	10,958

Total assets	22,011	3,562	—	25,573

Liabilities:
Deferred compensation obligation	—	7,741	—	7,741

Total liabilities	—	7,741	—	7,741

Total net assets (liabilities)	$22,011	$(4,179)	$—	$17,832

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

Non-recurring Fair Value Measurements

As discussed in Note 3, the Company recognized goodwill impairment charges of $450,000 and $750,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 13: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as the Regulated Businesses and Non-Regulated Businesses segments. Other includes inter-segment revenues.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended September 30, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$620,999	$65,233	$(6,276)	$679,956
Depreciation and amortization	69,382	1,522	3,950	74,854
Total operating expenses, net	417,568	59,086	(11,104)	465,550
Adjusted EBIT (1)	203,898	6,563
Total assets	11,490,753	242,709	1,612,247	13,345,709
Capital expenditures	191,921	799	—	192,720

	As of or for the Three Months Ended September 30, 2008
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$603,432	$73,870	$(5,109)	$672,193
Depreciation and amortization	64,046	1,089	3,241	68,376
Total operating expenses, net	399,721	67,044	(6,326)	460,439
Adjusted EBIT (1)	204,963	7,095
Total assets	10,675,905	254,123	1,850,704	12,780,732

	As of or for the Three Months Ended September 30, 2008
	Regulated	Non-Regulated	Other	Consolidated
Capital expenditures	286,831	1,768	—	288,599

	As of or for the Nine Months Ended September 30, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$1,673,346	$187,029	$(17,509)	$1,842,866
Depreciation and amortization	203,231	4,296	9,412	216,939
Impairment charge	—	—	450,000	450,000
Total operating expenses, net	1,215,511	171,587	419,540	1,806,638
Adjusted EBIT (1)	459,355	16,665
Total assets	11,490,753	242,709	1,612,247	13,345,709
Capital expenditures	589,371	3,523	—	592,894

	As of or for the Nine Months Ended September 30, 2008
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$1,579,214	$202,080	$(12,917)	$1,768,377
Depreciation and amortization	187,994	4,358	7,247	199,599
Impairment charge	—	—	750,000	750,000
Total operating expenses, net	1,169,974	187,493	726,856	2,084,323
Adjusted EBIT (1)	411,076	16,358
Total assets	10,675,905	254,123	1,850,704	12,780,732
Capital expenditures	709,765	4,794	—	714,559

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to income (loss) before income taxes:

	For the Three Months Ended September 30, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$203,898	$6,563	$210,461
Add:
Allowance for other funds used during construction	2,290	—	2,290
Allowance for borrowed funds used during construction	1,674	—	1,674
Less:
Interest, net	(57,710)	690	(57,020)
Amortization of debt expense	(1,995)	—	(1,995)

Segments’ income before income taxes	$148,157	$7,253	155,410
Interest, net			(17,104)
Other			3,495

Income before income taxes			$141,801

	For the Three Months Ended September 30, 2008
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$204,963	$7,095	$212,058
Add:
Allowance for other funds used during construction	4,442	—	4,442
Allowance for borrowed funds used during construction	2,970	—	2,970
Less:
Interest, net	(57,906)	904	(57,002)
Amortization of debt expense	(1,601)	—	(1,601)

Segments’ income before income taxes	$152,868	$7,999	160,867
Interest, net			(15,682)
Other			521

Income before income taxes			$145,706

	For the Nine Months Ended September 30, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$459,355	$16,665	$476,020
Add:
Allowance for other funds used during construction	9,208	—	9,208
Allowance for borrowed funds used during construction	5,537	—	5,537
Less:
Interest, net	(171,527)	2,389	(169,138)
Amortization of debt expense	(4,739)	—	(4,739)

Segments’ income before income taxes	$297,834	$19,054	316,888
Impairment charge			(450,000)
Interest, net			(50,653)
Other			9,184

Loss before income taxes			$(174,581)

	For the Nine Months Ended September 30, 2008
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$411,076	$16,358	$427,434
Add:
Allowance for other funds used during construction	10,370	—	10,370
Allowance for borrowed funds used during construction	6,063	—	6,063
Less:
Interest, net	(169,727)	2,290	(167,437)
Amortization of debt expense	(4,360)	—	(4,360)

Segments’ income before income taxes	$253,422	$18,648	272,070
Impairment charge			(750,000)
Interest, net			(45,281)
Other			7,995

Loss before income taxes			$(515,216)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2008, as updated or amended in subsequent filed reports with the SEC.

OVERVIEW

Financial Results American Water’s net income was $91.6 million for the three months ended September 30, 2009 as compared to $88.2 million for the three months ended September 30, 2008. Diluted earnings per average common share were $0.52 for the three months ended September 30, 2009 compared to $0.55 for the three months ended September 30, 2008.

American Water’s net loss was $269.5 million for the nine months ended September 30, 2009 compared to a net loss of $598.8 million for the nine months ended September 30, 2008. The Company recognized goodwill impairment charges, net of tax, of $443.0 million and $738.5 million for the nine months ended September 30, 2009 and 2008, respectively. Diluted loss per average common share was $1.62 for the nine months ended September 30, 2009 compared to $3.74 for the nine months ended September 30, 2008.

The decrease in earnings per share for the quarter ended September 30, 2009 compared to the same period in the prior year was primarily due to the decrease in revenues attributable to lower customer usage which is mainly attributable to unusually wet and cool weather in a number of the states in which we operate and, to a lesser extent, the downturn in the economy. Also, contributing to the decrease was an increase in the average number of common shares outstanding resulting from the June 2009 equity offering.

The increase in net income for the three months ended September 30, 2009 compared to the same period in the prior year is primarily the result of higher revenues partially offset by higher operating expenses. Revenues for the three months ended September 30, 2009 increased by $7.8 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $17.6 million, which was largely attributable to rate increases. Offsetting this increase was lower revenues of $8.6 million in our Non-Regulated Businesses, primarily due to decreased Contract Operations Group mainly resulting from decreased revenues associated with our design and build contracts.

Operating expenses for the three months ended September 30, 2009 increased by $5.1 million to $465.6 million for the three months ended September 30, 2009. This increase was primarily due to an increase in our Regulated Businesses of $17.8 million partially offset by a decrease in our Non-Regulated Businesses of $8.0 million for the three months ended September 30,

2009 compared to the three months ended September 30, 2008. The Regulated Businesses’ increase in operating expenses was mainly driven by higher operations and maintenance expenses of $9.2 million, higher depreciation expense of $5.3 million and increased general taxes of $1.5 million. The decrease in the Non-Regulated Businesses’ operating expenses was primarily the result of lower operating and maintenance expenses of $8.5 million which corresponds with their decreased revenues.

Other items affecting income before income taxes for the three months ended September 30, 2009 as compared to the same period in the prior year include increased interest expense of $1.4 million attributable to increased long term debt from capital spending. Income tax expense was lower by $7.4 million mainly the result of a lower effective tax rate for the three months ended September 30, 2009.

Revenues for the nine months ended September 30, 2009 increased by $74.5 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $94.1 million, which was largely attributable to rate increases. Offsetting this increase was lower revenues of $15.1 million in our Non-Regulated Businesses, primarily due to a decrease in revenues for our Contract Operations, Canadian Fixed Residuals and Applied Water Management Groups, partially offset by increased revenues in our Homeowner Services Group.

Operating expenses for the nine months ended September 30, 2009 were $1,806.6 million compared to $2,084.3 million for the nine months ended September 30, 2008. Impairment charges were $450.0 million and $750.0 million for the nine months ended September 30, 2009 and 2008, respectively. All other operating expenses totaled $1,356.6 million for the nine months ended September 30, 2009 compared to $1,334.3 million for the nine months ended September 30, 2008. This $22.3 million increase was primarily driven by increased operating expenses in our Regulated Businesses of $45.5 million partially offset by a decrease in our Non-Regulated Businesses of $15.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The Regulated Businesses’ increase in operating expenses was mainly driven by higher operations and maintenance expenses of $23.7 million, higher depreciation expense of $15.2 million and increased general taxes of $4.5 million. The decrease in the Non-Regulated Businesses’ operating expenses was primarily the result of lower operating and maintenance expenses of $16.2 million which corresponds with their decreased revenues as well as cost decreases in other expenses.

Other items affecting loss before income taxes for the nine months ended September 30, 2009 as compared to the same period in the prior year include increased interest expense of $7.1 million attributable to long term debt from capital spending. Income tax expense was higher by $11.3 million mainly the result of higher taxable income for the nine months ended September 30, 2009 and tax benefits associated with the impairment charges of $7.0 million and $11.5 million recorded in the nine months ended September 30, 2009 and 2008, respectively.

Rate Case Developments During the three months ended September 30, 2009, we received authorizations for additional annualized revenues, including staged increases, from general rate cases in California and Maryland totaling $16.6 million and additional annualized revenues of $0.2 million in Michigan from a general rate increase which became effective in July 2009. In July 2009, the California rate case, which was filed for in 2008 for $43.5 million, was approved authorizing additional annualized revenues of $12.9 million with additional increases of $1.3 million and $1.8 million in 2010 and 2011, respectively. Also during the three months ended September 30, 2009, $5.1 million resulting from infrastructure charges in our Pennsylvania and Missouri subsidiaries became effective. In addition, we were granted a $1.8 million increase for an arsenic surcharge in our Arizona subsidiary, allowing for recovery of costs associated with the construction and operation of arsenic treatment facilities. On August 19, 2009, the New Jersey Board of Public Utilities (“Board” or “BPU”) approved a $4.6 million revenue increase, effective immediately, associated with our Purchased Water Adjustment Clause (“PWAC”) and Purchased Wastewater Treatment Adjustment Clause (“PSTAC”). The PWAC and PSTAC are established to recover purchased water and purchased wastewater treatment costs.

As of September 30, 2009, we were awaiting a final order for Hawaii’s general case that was filed in 2007, requesting $1.3 million in total additional annual revenues. In October 2008, the Hawaii Public Utilities Commission approved, on an interim basis, an increase in additional annualized revenues of $0.7 million. The interim rates were effective for the fourth quarter of 2008. Also, at September 30, 2009, we were awaiting final orders in two states for general rate cases filed in 2008 and in eight states for general rate cases filed in 2009, requesting additional annualized revenues of $256.7 million, including the recovery of higher pension and postretirement benefit costs. In regards to the pension and postretirement benefit cost, we are having discussions with the majority of our regulators about the appropriate treatment for these incremental costs in order to minimize regulatory lag between incurring the expense and any recovery of the expense. To date, we have authorization to recover or defer $11.3 million of this annual increase and have requested permission to recover or defer as a deferred asset, until the next rate case is concluded, an additional $7.5 million of this increase in 2009. Until we receive permission from the regulators to defer costs, we will continue to expense them. We are also discussing with regulators other ways in which to defer the costs until future rate cases are filed. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted.

On July 27, 2009, Iowa American Water received an interim or temporary rate order from the Iowa Utilities Board (“IUB”) allowing additional annualized revenues of $6.8 million. The interim rates were in effect while the IUB continued to review the company’s full rate increase request filed in April 2009 requesting additional annualized revenues of $9.4 million and which is included in the $256.7 million disclosed above. On October 8, 2009, the Iowa rate case was approved authorizing additional annualized revenues of $6.1 million effective July 2009. The difference between the interim rates implemented in July and the final rates will be refunded to the customers.

Also in October 2009, annualized revenues of $4.4 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective. On October 30, 2009, we filed a general rate case in Missouri requesting additional annualized revenues of $48.7 million.

On November 6, 2009, our Pennsylvania general rate case, which was filed in 2009 requesting additional annualized revenue of $58.1 million and is included in the $256.7 million above was approved by the Pennsylvania Public Utilities Commission. The settlement agreement grants additional annualized revenues of approximately $30.8 million to Pennsylvania American Water Company (“PAWC”) effective November 7, 2009. In addition, under the terms of the settlement agreement, PAWC is allowed to and will defer the 2009 increase of $6.6 million in pension and OPEB costs, over the current levels reflected in rates.

Financing Activities During the nine months ended September 30, 2009, we met our capital resource requirements with internally generated cash as well as funds from external sources primarily through commercial paper, borrowings under our credit facilities and the issuance of debt.

During the third quarter 2009, AWCC successfully remarketed $24.9 million of its variable rate demand notes, which was previously held in the Company’s treasury, as fixed rate Tax Exempt Water Facility Revenue bonds with an interest rate of 6.25%. The net proceeds from this offering were used to repay short-term debt. The remaining $10.6 million is held in the Company’s treasury at September 30, 2009. In addition, AWCC also converted $23.3 million of variable rate demand notes to fixed rate Tax Exempt Water Facility Revenue bonds also with an interest rate of 6.25%.

On September 10, 2009, American Water Capital Corp. (“AWCC”) closed an offering of $26.0 million in tax–exempt water facility revenue bonds issued by Owen County in Kentucky. The bonds have a coupon rate of 5.63% with a maturity of 2039 and a 10-year call option. The proceeds from the bond offering will be used to repay short-term debt related to the construction of a water treatment and transmission facility located in Owen County, Kentucky as well as to pay the remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility as the construction proceeds to completion.

Other Matters

RWE Divestiture In August, 2009, RWE completed a secondary public offering of an additional 35 million shares of the Company’s stock at a price of $19.25. RWE granted the underwriters a 30-day option to purchase up to an additional 5.3 million shares of the Company’s stock at a price of $19.25. During August, 2009, the underwriters exercised their option and purchased 5.3 million shares to cover over-allotments. The Company did not receive any proceeds from the RWE sale of the Company’s shares. After the sales of these shares and exercise of the underwriters’ over-allotment option, RWE ownership was reduced to 23.5% of the Company’s outstanding shares.

Growth During 2007, New Jersey-American Water Company, Inc. (“NJAWC”) entered into an agreement with the City of Trenton, New Jersey (the “City “) to purchase the assets of the City’s water system located in the four surrounding townships. The agreement required approval from the New Jersey Board of Public Utilities (“BPU”). The initial proposed purchase price of $100.0 million was subsequently amended to $75.0 million and the agreement has also been amended to include the provision of technical services by the City over seven years to ensure a smooth transition of ownership at a cost to NJAWC of $5.0 million. The administrative law judge hearing the matter issued an initial decision (the “Initial Decision”) approving a stipulation of settlement reflecting the changed agreement (the “Stipulation”) and sent the Initial Decision to the BPU for consideration.

On February 25, 2009, a small group of Trenton residents filed a petition with the City Clerk seeking to force the sale to a referendum. On April 3, 2009, the BPU issued its order approving the Stipulation. The effective date of the Order has been automatically stayed pending the resolution of court proceedings initiated in New Jersey Superior Court by the residents. The trial court ruled in March 2009 that a referendum is not required but the residents filed for reconsideration of that ruling. On July 13, 2009, the court denied the residents’ motion for reconsideration. The Committee of Petitioners filed a notice of appeal of the trial court decision with the New Jersey Superior Court Appellate Division. On October 14, 2009, the Appellate Division held oral argument with respect to the appeal, and we are awaiting the Court’s decision in the matter. The Company can provide no assurance as to the outcome of the court proceedings. The acquisition is expected to add approximately forty thousand customers to the Company’s customer base.

        Dividend In March and June 2009, the Company made a cash dividend payment of $0.20 per share to all shareholders of record as of February 18, 2009 and May 18, 2009, respectively. On July 31, 2009, the Board of Directors increased American Water’s quarterly cash dividend payment by five percent from $0.20 to $0.21 per share and as a result in September 2009, a cash dividend of $0.21 per share was paid. On October 30, 2009 our board of directors declared a quarterly cash dividend of $0.21 per share payable on December 1, 2009 to all shareholders of record as of November 18, 2009.

Impairment Charge At September 30, 2009, the Company’s goodwill totaled $1,250.1 million. The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the

Company’s annual strategic business plan. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. For the quarters ended September 30, 2009 and June 30, 2009, there were no triggering events. During the first quarter of 2009, despite no apparent significant adverse changes in its underlying business, the Company’s market price experienced a high degree of volatility and, as of March 31, 2009, had a sustained period for which it was below historical averages and 10% below the market price employed in the Company’s 2008 annual goodwill impairment test. Having considered both qualitative and quantitative factors, management concluded that this sustained decline in market value below the market value which existed at the 2008 annual impairment test, was an interim triggering event and performed an interim impairment test. Management concluded the fair value of certain of the Company’s reporting units were below their carrying values as of March 31, 2009. Upon completing the impairment calculation, the Company recognized $450.0 million as a goodwill impairment charge for the first quarter of 2009.

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

Newly Awarded Contracts for our Non-Regulated Business On September 30, 2009, our Contract Operations Group was awarded two United States military contracts for operations and maintenance of the water and wastewater systems at Fort Belvoir and Fort Meade army installations. The estimated gross revenues we will receive from these 50-year fixed price contracts which are subject to modifications as described below will be approximately $288 million and $650 million for Fort Belvoir and Fort Meade, respectively. Similar to our other contracts with the U.S. government, these contracts may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In either event, we are entitled to recover the remaining amount of our capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions.

Results of Operations

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

	For the three months ended September 30,		Favorable (Unfavorable) Change
(In thousands)	2009	2008
Operating revenues	$679,956	$672,193	$7,763

Operating expenses
Operation and maintenance	340,862	342,226	1,364
Depreciation and amortization	74,854	68,376	(6,478)
General taxes	50,618	49,380	(1,238)
(Gain) loss on sale of assets	(784)	457	1,241

Total operating expenses, net	465,550	460,439	(5,111)

Operating income	214,406	211,754	2,652

Other income (deductions)
Interest, net	(74,124)	(72,684)	(1,440)
Allowance for other funds used during construction	2,290	4,442	(2,152)
Allowance for borrowed funds used during construction	1,674	2,970	(1,296)
Amortization of debt expense	(2,135)	(1,601)	(534)
Other, net	(310)	825	(1,135)

Total other income (deductions)	(72,605)	(66,048)	(6,557)

Income before income taxes	141,801	145,706	(3,905)
Provision for income taxes	50,165	57,548	7,383

	For the three months ended September 30,		Favorable (Unfavorable) Change
(In thousands)	2009	2008
Net income	$91,636	$88,158	$3,478

Income per common share:
Basic	$0.52	$0.55
Diluted	$0.52	$0.55

Average common shares outstanding during the period:
Basic	174,595	159,949
Diluted	174,691	160,000

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the three months ended September 30,
	2009		2008
	Regulated Businesses	Non- Regulated Businesses	Regulated Businesses	Non- Regulated Businesses
	(In thousands)
Operating revenues	$620,999	$65,233	$603,432	$73,870
Adjusted EBIT(1)	$203,898	$6,563	$204,963	$7,095

(1)	Adjusted EBIT is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. As such, our results of operations are significantly impacted by rates authorized by the regulatory commissions of the states in which we operate. The table below details the annualized revenues resulting from rate authorizations, including infrastructure charges, which were granted and became effective in the third quarter of 2009.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
California*	$12.9
Maryland	0.6
Michigan	0.2

Subtotal- General Rate Cases	13.7

Infrastructure Charges:
Pennsylvania	2.4
Missouri	2.7
Arizona	1.8

Subtotal- Infrastructure Charges	6.9

Total	$20.6

*	Additional increases of $1.3 million effective in 2010 and $1.8 million effective in 2011

Operating revenues increased by $7.8 million, or 1.2% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Regulated Businesses’ revenues increased by $17.6 million, or 2.9% for the three months ended September 30, 2009 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the three months ended September 30, 2009 decreased by $8.6 million, or 11.7% compared to the three months ended September 30, 2008.

The increase in revenues from the Regulated Businesses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to rate increases obtained through rate authorizations for many of our operating companies (most of which were granted and became effective during periods throughout 2008) of which the third quarter 2009 impact was approximately $50.0 million. In addition, surcharge and balancing account revenues increased by $7.5 million for the three months ended September 30, 2009 compared to the same period in 2008. These increases were offset by decreased revenues of approximately $44.2 million attributable to reduced customer consumption, primarily in our Mid-Atlantic and Midwestern state subsidiaries, mainly as a result of the wet and cooler weather in the third quarter of 2009 compared to the third quarter of 2008 and the downturn in the economy.

The net decrease in revenues from the Non-Regulated Businesses was primarily attributable to lower revenues in our Contract Operations Group of $7.6 million which was mainly attributable to lower revenues associated with design and build contracts offset by increased military project revenues

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the three months ended September 30,
	2009		2008		2009		2008
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$354,504	57.2%	$353,270	58.5%	60,926	53.8%	65,488	53.5%
Commercial	125,408	20.2%	119,924	19.9%	26,053	23.0%	27,502	22.5%
Industrial	27,955	4.5%	28,072	4.7%	10,149	9.0%	11,888	9.7%
Public and other	74,779	12.0%	70,640	11.7%	16,114	14.2%	17,460	14.3%
Other water revenues	15,731	2.5%	10,874	1.8%	—	—	—	—

Total water revenues and sales volumes	598,377	96.4%	582,780	96.6%	113,242	100.0%	122,338	100.0%

Wastewater service	22,622	3.6%	20,652	3.4%

	$620,999	100.0%	$603,432	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes by customer class. Like operating expense increases, declines in water sales volumes generally only impact our results during a period of regulatory lag, as future rate proceedings consider these factors.

Water Services—Water service operating revenues from residential customers for the three months ended September 30, 2009 totaled $354.5 million, a $1.2 million increase, or 0.3%, over the same period of 2008, mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 7.0% for the three months ended September 30, 2009 to 60.9 billion gallons, from 65.5 billion gallons for the same period in 2008. We believe this decrease is attributable mainly to unusually wet and cool weather conditions during the quarter in the Mid-Atlantic region of the United States and the impact of California’s new conservation tariffs which were effective in 2009 and its severe water shortage due to legal restrictions imposed upon withdrawals from the Sacramento Delta, and a long term drought.

Water service operating revenues from commercial water customers for the three months ended September 30, 2009 increased by $5.5 million, or 4.6%, to $125.4 million mainly due to rate increases offset by decreases in sales volume compared to the same period in 2008. The volume of water sold to commercial customers decreased by 5.1% for the three months ended September 30, 2009, to 26.1 billion gallons, from 27.5 billion gallons for the three months ended September 30, 2008. We attribute this decrease to the unusual weather conditions as well as the downturn in the economy.

Water service operating revenues from industrial customers totaled $28.0 million for the three months ended September 30, 2009, a decrease of $0.1 million, or 0.4%, from those recorded for the same period of 2008, resulting from decreased sales volume offset by rate increases. The volume of water sold to industrial customers totaled 10.1 billion gallons for the three months ended September 30, 2009, a decrease of 15.1% from the 11.9 billion gallons for the three months ended September 30, 2008. We attribute this decrease to the current economic environment as customers reduce demand due to a slow-down in their production process or the shut-down of production altogether in the case of some bankruptcies.

Water service operating revenues from public and other customers increased $4.1 million, or 5.8%, for the three months ended September 30, 2009 to $74.8 million mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $29.0 million for the three months ended September 30, 2009, an increase of $3.1 million over the same period of 2008. Revenues generated by sales to governmental entities and resale customers for the three months ended September 30, 2009 totaled $45.7 million, an increase of $1.0 million from the three months ended September 30, 2008.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $2.0 million, or 9.5%, to $22.6 million for the three months ended September 30, 2009. The increase was attributable to increases in rates charged to customers in a number of our operating companies as well as higher revenues as a result of acquisitions of wastewater systems in Pennsylvania and West Virginia in the latter portion of 2008.

Operation and maintenance Operation and maintenance expense remained relatively unchanged for the three months ended September 30, 2009 compared to the same period in the prior year.

Operation and maintenance expenses for the three months ended September 30, 2009 and 2008, by major expense category, were as follows:

	For the three months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$86,673	$84,092	$2,581	3.1%
Employee-related costs	139,633	127,384	12,249	9.6%
Operating supplies and services	60,227	72,152	(11,925)	(16.5)%
Maintenance materials and services	31,723	32,049	(326)	(1.0)%
Customer billing and accounting	12,690	13,445	(755)	(5.6)%
Other	9,916	13,104	(3,188)	(24.3)%

Total	$340,862	$342,226	$(1,364)	(0.4%)

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $2.6 million, or 3.1%, for the three months ended September 30, 2009 compared to the same period in the prior year. Production costs, by major expense type were as follows:

	For the three months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$30,804	$33,789	$(2,985)	(8.8)%
Purchased water	29,367	28,645	722	2.5%
Chemicals	18,130	14,437	3,693	25.6%
Waste disposal	8,372	7,221	1,151	15.9%

Total	$86,673	$84,092	$2,581	3.1%

The decrease in fuel and power costs is due to lower fuel prices in addition to the decreased water sales volumes partially offset by increased electric rates. Chemical costs increased due to rising prices for those commodities compared to the same period in the prior year.

Employee-related costs including wage and salary, group insurance, and pension expense increased $12.2 million or 9.6%, for the three months ended September 30, 2009, compared to the same period in the prior year. These employee related costs represented 41.0% and 37.2% of operation and maintenance expenses for the three months ended September 30, 2009 and 2008, respectively.

	For the three months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$99,778	$95,598	$4,180	4.4%
Pensions	13,573	9,623	3,950	41.0%
Group insurance	20,575	16,904	3,671	21.7%
Other benefits	5,707	5,259	448	8.5%

Total	$139,633	$127,384	$12,249	9.6%

The increase in salaries and wages is primarily due to an increase in the number of employees in addition to wage rate increases. Pension expense increased for the three months ended September 30, 2009 due to an increase in the amortization of actuarial losses attributable to lower than expected returns on plan assets in 2008 as a result of the decline in the economic environment. These market conditions are also the primary reason for the rise of other post employment benefit costs which are included in the group insurance figures above.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the three months ended September 30, 2009, these costs decreased by $11.9 million or 16.5%, compared to the same period in 2008.

	For the three months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Contracted services	$20,461	$30,271	$(9,810)	(32.4)%
Office supplies and services	13,698	15,597	(1,899)	(12.2)%
Transportation	8,763	9,840	(1,077)	(11.0)%
Rents	5,803	5,848	(45)	(0.8)%
Other	11,502	10,596	906	8.6%

Total	$60,227	$72,152	$(11,925)	(16.5)%

Contracted services decreased for the three months ended September 30, 2009 compared to the same period in 2008. This decrease is primarily due to the decreases in our Contract Operations group of $9.4 million primarily related to a decreased level of activity for the design, build and operate project in Fillmore, California. The decrease in transportation costs was due to lower gasoline prices during the three months ended September 30, 2009 compared to the same period in 2008.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, decreased $0.3 million or by 1.0%, for the three months ended September 30, 2009 compared to the same period in the prior year.

	For the three months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Maintenance services and supplies	$21,450	$21,467	$(17)	(0.1)%
Removal costs, net	10,273	10,582	(309)	(2.9)%

Total	$31,723	$32,049	$(326)	(1.0)%

Customer billing and accounting expenses decreased by $0.8 million, or 5.6%, for the three months ended September 30, 2009 compared to the same period in the prior year.

	For the three months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Uncollectible accounts expense	$5,924	$7,923	$(1,999)	(25.2)%
Postage	3,261	3,046	215	7.1%
Other	3,505	2,476	1,029	41.6%

Total	$12,690	$13,445	$(755)	(5.6)%

The decrease was the result of lower uncollectible accounts expense in our Regulated Businesses of $1.9 million due to 2008 including increases in specific provisions for certain receivables and stricter shut-off practices for delinquent accounts by certain subsidiaries.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $3.2 million, or 24.3%, in 2009.

	For the three months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Insurance	$6,904	$8,155	$(1,251)	(15.3)%
Regulatory expenses	3,012	4,949	(1,937)	(39.1)%

Total	$9,916	$13,104	$(3,188)	(24.3)%

Insurance expense decreased due to more favorable claims experience compared to the three months ended September 30, 2008. The decrease in regulatory expense was primarily due to the write-off of deferred rate case expenses of $2.2 million during the three months ended September 30, 2008.

Depreciation and amortization Depreciation and amortization expense increased by $6.5 million, or 9.5%, for the three months ended September 30, 2009 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $1.2 million, or 2.5%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase is primarily due to higher property taxes in certain of our subsidiaries resulting from higher assessed values as new plants are placed in-service.

Gain on sale of assets Gain on sale of assets was $0.7 million for the three months ended September 30, 2009 compared to a loss of $0.4 million for the three months ended September 30, 2008 due to non-recurring sales of assets no longer used in our operations.

Other income (deductions) Interest expense, net of interest income, which is the primary component of our other income (deductions), increased by $1.4 million, or 2.0%, for the three months ended September 30, 2009 compared to the same period in the prior year. The increase is primarily due to the increased borrowings associated with capital expenditures. In addition, AFUDC decreased by $3.4 million for the three months ended September 30, 2009 compared to the same period in 2008 as a result of certain key projects being placed into service.

Provision for income taxes The effective tax rates for the three months ended September 30, 2009 and 2008 were 35.4% and 39.5%, respectively. Our consolidated provision for income taxes decreased $7.4 million, or 12.8%, to $50.2 million for the three months ended September 30, 2009. This decrease is primarily attributable to the impact of tax law changes in one of our subsidiaries as well as other discrete items.

Net income Net income increased $3.4 million, to $91.6 million for the three months ended September 30, 2009 compared to a net income of $88.2 million for the three months ended September 30, 2008. The increase is the result of the aforementioned changes.

Results of Operations

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

	For the nine months ended September 30,		Favorable (Unfavorable) Change
(In thousands)	2009	2008
Operating revenues	$1,842,866	$1,768,377	$74,489

Operating expenses
Operation and maintenance	985,861	984,063	(1,798)
Depreciation and amortization	216,939	199,599	(17,340)
General taxes	154,814	151,074	(3,740)
Gain on sale of assets	(976)	(413)	563
Impairment charge	450,000	750,000	300,000

Total operating expenses, net	1,806,638	2,084,323	277,685

Operating income (loss)	36,228	(315,946)	352,174

Other income (deductions)
Interest, net	(219,791)	(212,718)	(7,073)
Allowance for other funds used during construction	9,208	10,370	(1,162)
Allowance for borrowed funds used during construction	5,537	6,063	(526)
Amortization of debt expense	(5,158)	(4,360)	(798)
Other, net	(605)	1,375	(1,980)

Total other income (deductions)	(210,809)	(199,270)	(11,539)

Loss before income taxes	(174,581)	(515,216)	340,635
Provision for income taxes	94,873	83,612	(11,261)

Net loss	$(269,454)	$(598,828)	$329,374

Loss per common share:
Basic	$(1.62)	$(3.74)
Diluted	$(1.62)	$(3.74)

Average common shares outstanding during the period:
Basic	165,992	159,960
Diluted	165,992	159,960

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the nine months ended September 30,
	2009		2008
	Regulated Businesses	Non- Regulated Businesses	Regulated Businesses	Non- Regulated Businesses
	(In thousands)
Operating revenues	$1,673,346	$187,029	$1,579,214	$202,080
Adjusted EBIT(1)	$459,355	$16,665	$411,076	$16,358

(1)	Adjusted EBIT is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. As such, our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. The table below details the annualized revenues resulting from rate authorizations, including infrastructure charges, which were granted and became effective during the nine months ended September 30, 2009.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
Kentucky	$10.3
West Virginia	5.2
New Jersey*	0.7
New Mexico	1.4
California**	13.0
Maryland	0.6
Michigan	0.2

Subtotal- General Rate Cases	31.4

Infrastructure Charges:
Pennsylvania	10.8
Indiana	3.8
Illinois	0.7
Missouri	2.7
California	1.0
Ohio	0.6
Other	2.4

Subtotal- Infrastructure Charges	22.0

Total	$53.4

*	Additional increases of $0.5 million effective in 2010 and $0.4 million effective in 2011
**	Additional increases of $1.3 million effective in 2010 and $1.8 million effective in 2011

Operating revenues increased by $74.5 million, or 4.2% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Regulated Businesses’ revenues increased by $94.1 million, or 6.0% for the nine months ended September 30, 2009 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the nine months ended September 30, 2009 decreased by $15.1 million, or 7.4% compared to the nine months ended September 30, 2008.

The increase in revenues from the Regulated Businesses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to rate increases obtained through rate authorizations for many of our operating companies (most of which were granted and became effective during periods throughout 2008) of which the year-to-date 2009 impact was approximately $140.0 million. In addition, surcharge and balancing account revenues increased by $12.6 million for the nine months ended September 30, 2009 compared to the same period in 2008. Revenues also increased by $4.3 million for the nine months ended September 30, 2009 compared to the same period in the prior year as a result of 2008 water and sewer acquisitions. These increases were offset by decreased revenues of approximately $68.9 million attributable to lower demand in a number of our operating companies mainly as result of wet and cool weather in the Mid-Atlantic and Midwestern region of the United States and the downturn in the economy in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

The net decrease in revenues from the Non-Regulated Businesses was primarily attributable to lower revenues in our Contract Operations Group of $13.5 million and in our Applied Water Management Group of $3.1 million offset by increased revenues in Homeowner Services of $3.8 million. The decrease in the Contract Operations Group revenues was mainly attributable to lower revenues associated with design and build contracts offset by increased military project revenues.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the nine months ended September 30,
	2009		2008		2009		2008
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$960,861	57.4%	$913,128	57.9%	154,644	53.5%	162,358	53.0%
Commercial	323,644	19.3%	305,433	19.3%	64,655	22.3%	67,841	22.1%
Industrial	76,402	4.6%	78,421	5.0%	27,404	9.5%	32,166	10.5%
Public and other	205,651	12.3%	191,395	12.1%	42,430	14.7%	44,230	14.4%
Other water revenues	40,555	2.4%	31,779	2.0%	—	—	—	—

Total water revenues and sales volumes	1,607,113	96.0%	1,520,156	96.3%	289,133	100.0%	306,595	100.0%

Wastewater service	66,233	4.0%	59,058	3.7%

	$1,673,346	100.0%	$1,579,214	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes by customer class. Like operating expense increases, declines in water sales volumes generally only impact our results during a period of regulatory lag, as future rate proceedings consider these factors.

Water Services—Water service operating revenues from residential customers for the nine months ended September 30, 2009 totaled $960.9 million, a $47.7 million increase, or 5.2%, over the same period of 2008, mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 4.8% for the nine months ended September 30, 2009 to 154.6 billion gallons, from 162.4 billion gallons for the same period in 2008. We attribute this decrease to wetter and cooler than normal weather conditions in a number of states in which we operate as well as the impact of California’s new conservation tariffs which were effective in 2009 and its severe water shortage due to legal restrictions imposed upon withdrawals from the Sacramento Delta, and a long term drought.

Water service operating revenues from commercial water customers for the nine months ended September 30, 2009 increased by $18.2 million, or 6.0%, to $323.6 million mainly due to rate increases offset by decreases in sales volume compared to the same period in 2008. The volume of water sold to commercial customers decreased by 4.6% for the nine months ended September 30, 2009, to 64.7 billion gallons, from 67.8 billion gallons for the nine months ended September 30, 2008. We attribute this decrease to the unusual weather conditions as well as the downturn in the economy.

Water service operating revenues from industrial customers totaled $76.4 million for the nine months ended September 30, 2009, a decrease of $2.0 million, or 2.6%, from those recorded for the same period of 2008 mainly due to decreased sales volume offset by rate increases. The volume of water sold to industrial customers totaled 27.4 billion gallons for the nine months ended September 30, 2009, a decrease of 14.9% from the 32.2 billion gallons for the nine months ended September 30, 2008. We attribute this decrease to the current economic environment as customers reduce demand due to a slow-down in their production process or the shut-down of production altogether in the case of some bankruptcies.

Water service operating revenues from public and other customers increased $14.3 million, or 7.5%, for the nine months ended September 30, 2009 to $205.7 million from $191.4 million for the nine months ended September 30, 2008 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $84.7 million for the nine months ended September 30, 2009, an increase of $6.9 million over the same period of 2008. Revenues generated by sales to governmental entities and resale customers for the nine months ended September 30, 2009 totaled $121.0 million, an increase of $7.3 million from the nine months ended September 30, 2008.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $7.1 million, or 12.0%, to $66.2 million for the nine months ended September 30, 2009, from $59.1 million for the same period of 2008. The increase was attributable to increases in rates charged to customers in a number of our operating companies as well as higher revenues as a result of acquisitions of wastewater systems in Pennsylvania and West Virginia in the last six months of 2008.

Operation and maintenance Operation and maintenance expense increased by $1.8 million, or 0.2%, for the nine months ended September 30, 2009 compared to the same period in the prior year.

Operation and maintenance expenses for the nine months ended September 30, 2009 and 2008, by major expense category, were as follows:

	For the nine months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$232,861	$220,902	$11,959	5.4%
Employee-related costs	405,404	385,639	19,765	5.1%
Operating supplies and services	175,687	208,394	(32,707)	(15.7)%
Maintenance materials and services	95,728	104,218	(8,490)	(8.1)%
Customer billing and accounting	36,689	32,796	3,893	11.9%
Other	39,492	32,114	7,378	23.0%

Total	$985,861	$984,063	$1,798	0.2%

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $12.0 million, or 5.4%, for the nine months ended September 30, 2009 compared to the same period in the prior year. Production costs, by major expense type were as follows:

	For the nine months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$84,196	$85,976	$(1,780)	(2.1)%
Purchased water	74,568	72,392	2,176	3.0%
Chemicals	49,519	38,334	11,185	29.2%
Waste disposal	24,578	24,200	378	1.6%

Total	$232,861	$220,902	$11,959	5.4%

The decrease in fuel and power costs is due to lower fuel prices in addition to the decreased water sales volumes partially offset by increased electric rates. Chemical costs increased due to rising prices for those commodities compared to the same period in the prior year.

Employee-related costs including wage and salary, group insurance, and pension expense increased $19.8 million or 5.1%, for the nine months ended September 30, 2009, compared to the same period in the prior year. These employee related costs represented 41.1% and 39.2% of operation and maintenance expenses for the nine months ended September 30, 2009 and 2008, respectively.

	For the nine months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$288,550	$286,514	$2,036	0.7%
Pensions	41,873	31,382	10,491	33.4%
Group insurance	59,285	52,135	7,150	13.7%
Other benefits	15,696	15,608	88	0.6%

Total	$405,404	$385,639	$19,765	5.1%

The increase in salaries and wages is primarily due to increased headcount and salary increases, partially offset by $3.3 million of wages related to job reclassification of certain hourly employees for services performed which was recorded in 2008 in addition to less overtime worked in 2009. Pension expense increased for the nine months ended September 30, 2009 due to an increase in the amortization of actuarial losses attributable to lower than expected returns on plan assets in 2008 as a result of the decline in the economic environment. These market conditions are also the primary reason for the rise of other post employment benefits which are included in the group insurance figures above.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the nine months ended September 30, 2009, these costs decreased by $32.7 million or 15.7%, compared to the same period in 2008.

	For the nine months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Contracted services	$59,324	$82,649	$(23,325)	(28.2)%
Office supplies and services	42,755	43,912	(1,157)	(2.6)%
Transportation	22,497	28,438	(5,941)	(20.9)%
Rents	16,473	17,345	(872)	(5.0)%
Other	34,638	36,050	(1,412)	(3.9)%

Total	$175,687	$208,394	$(32,707)	(15.7)%

Contracted services decreased for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease is primarily due to the consulting fees associated with our remediation efforts to comply with the Sarbanes-Oxley Act of 2002 of $8.9 million which were included in 2008. Additionally, contracted services decreased in our Contract Operations Group by $14.5 million primarily related to a decreased level of activity for the design, build and operate project in Fillmore, California. The decrease in transportation costs was due to lower gasoline prices during the nine months ended September 30, 2009 compared to the same period in 2008. Other operating supplies and services decreased due to lower divestiture and IPO related costs of $7.7 million. These costs totaled $9.2 million in 2008 compared to $1.5 million in 2009. Offsetting this decrease was 2009 condemnation costs of $1.8 million and the establishment of a $1.0 million reserve for assets not recoverable at this time associated with the California rate case and an increase in business development costs. In addition, 2009 costs are also higher as our 2008 Non-Regulated Businesses’ expenses included profits of $1.5 million as a result of the finalization and acceptance by the third party related to a construction project.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, decreased $8.5 million or by 8.1%, for the nine months ended September 30, 2009 compared to the same period in the prior year.

	For the nine months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Maintenance services and supplies	$65,311	$72,422	$(7,111)	(9.8)%
Removal costs, net	30,417	31,796	(1,379)	(4.3)%

Total	$95,728	$104,218	$(8,490)	(8.1)%

The Regulated Businesses’ maintenance materials and service costs decreased by $4.7 million for the nine months ended September 30, 2009. In addition to lower removal costs, the expenses for the nine months ended September 30, 2008 included $2.2 million in costs associated with a program in Illinois to maintain valves. Additionally, tank painting expenses were lower by $1.3 million. The Non-Regulated Businesses’ maintenance materials and service costs decreased by $3.7 million for the nine months ended September 30, 2009. Homeowner Services maintenance services and supplies decreased $2.8 million due to favorable claims experience in addition to reduction in Contract Operations of $0.9 million primarily due to lower levels of maintenance projects with some of our military contracts compared to the nine months ended September 30, 2008.

Customer billing and accounting expenses increased by $3.9 million, or 11.9%, for the nine months ended September 30, 2009 compared to the same period in the prior year.

	For the nine months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Uncollectible accounts expense	$17,337	$15,349	$1,988	13.0%
Postage	9,304	8,814	490	5.6%
Other	10,048	8,633	1,415	16.4%

Total	$36,689	$32,796	$3,893	11.9%

The increase was the result of higher uncollectible accounts expense in our Regulated Businesses of $3.1 million due to an unusually low balance in 2008 as the result of a collection effort in the first quarter of 2008 to collect previously written off accounts. Our overall 2009 write-off percentages and specific provisions for certain receivables, including a number of commercial and industrial customers that have filed for bankruptcy, increased in 2009 due to the uncertainty of collectability, which we believe is attributable to the current economic environment. Our Non-Regulated Businesses’ uncollectible expense decreased by $1.1 million in 2009 primarily as a result of the collection of accounts previously written-off. The increase in the other category is mainly due to an increase in collection fees in our Regulated Businesses.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $7.4 million, or 23.0%, in 2009.

	For the nine months ended September 30,
	2009	2008	Increase (Decrease)	Percentage
	(In thousands)
Insurance	$27,496	$22,502	$4,994	22.2%
Regulatory expenses	11,996	9,612	2,384	24.8%

Total	$39,492	$32,114	$7,378	23.0%

Insurance expense increased due to increased claims experienced in 2009 compared to 2008 in addition to increased general liability and property insurance premiums. Regulatory expenses are higher in 2009 primarily as a result of a $3.5 million write-off of rate case expenses as well as $0.8 million of on-going rate case expenses associated with our California subsidiary; costs incurred in connection with the rate case appeal in our Tennessee subsidiary as well as increased amortization of costs related to final rate orders received in several states. Partially offsetting these increases was a decrease associated with the write off of deferred rate case expenses in Tennessee, Illinois and Ohio in 2008 amounting to $3.1 million.

Depreciation and amortization Depreciation and amortization expense increased by $17.3 million, or 8.7%, for the nine months ended September 30, 2009 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $3.7 million, or 2.5%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase is due to higher property taxes resulting from higher assessed values as new plants are placed in-service, and higher gross receipts taxes in certain of our subsidiaries. In addition, capital stock taxes increased in our Illinois subsidiary by $1.3 million.

Gain on sale of assets Gain on sale of assets was $1.0 million for the nine months ended September 30, 2009 compared to a gain of $0.4 million for the nine months ended September 30, 2008 due to non-recurring sales of assets no longer used in our operations.

Impairment charge For the nine months ended September 30, 2009 we recorded an impairment charge to goodwill of our Regulated Businesses in the amount of $448.2 million and our Non-Regulated Businesses of $1.8 million. For the nine months ended September 30, 2008, we recorded an impairment charge of $750.0 million in our Regulated Businesses. The 2009 impairment charge, which was recorded in the first quarter of 2009, was primarily related to the high degree of stock market volatility experienced and, as of March 31, 2009, the sustained period for which the Company’s market price was below its carrying value. The 2008 impairment charge was primarily due to the market price of our common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment charge was a decline in the fair value of our debt (due to increased market interest rates).

Other income (deductions) Interest expense, net of interest income, which is the primary component of our other income (deductions), increased by $7.1 million, or 3.3%, for the nine months ended September 30, 2009 compared to the same period in the prior year. The increase is primarily due to the increased borrowings associated with capital expenditures. In addition, AFUDC decreased by $1.7 million for the nine months ended September 30, 2009 compared to the same period in 2008 as a result of certain key projects being placed into service.

Provision for income taxes Our consolidated provision for income taxes increased $11.3 million, or 13.5%, to $94.9 million for the nine months ended September 30, 2009. The effective tax rates for the nine months ended September 30, 2009 and 2008 of (54.3%) and (16.2%), respectively, reflect the tax effects of goodwill impairments as discrete items as the Company considers these charges as infrequently occurring or unusual. The Company’s estimated annual effective tax rate is 39.6% and 40.3% for the nine months ended September 30, 2009 and 2008, respectively, excluding various discrete items including goodwill impairment.

Net loss Net loss decreased $329.4 million, to $269.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease is the result of the aforementioned changes.

Liquidity and Capital Resources

Our business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, we obtain funds from external sources in the capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facilities with aggregate bank commitments of $850.0 million, of which $802.9 million was available as of November 5, 2009, that we use to fulfill our short-term liquidity needs, to issue letters of credit and back our $45.0 million outstanding commercial paper. As of November 5, 2009, the Company can issue additional commercial paper of $757.9 million which is backed by the credit facilities. See the “Credit Facilities and Short-Term Debt” section below for further discussion.

In addition, our regulated utility subsidiaries receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods, which vary according to state regulations, as new customers begin to receive service or other contractual obligations are fulfilled. Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from the rate base. Generally, we depreciate contributed property and amortize contributions in aid of construction at the composite depreciation rate of the related property. Some of our subsidiaries do not depreciate contributed property, based on regulatory guidelines.

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position of $84.2 million as of September 30, 2009.

We expect to fund future maturities of long-term debt through a combination of external debt and cash flow from operations. We have no plans to reduce debt significantly.

We rely on our revolving credit facility and the capital markets to satisfy our liquidity needs. Disruptions in the credit markets may discourage lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. In order to meet our short-term liquidity needs, we may borrow under AWCC’s existing $850.0 million revolving credit facilities. For the three months ended September 30, 2009, we borrowed under AWCC’s revolving credit facilities. AWCC had no outstanding borrowings under its lines of credit, $47.1 million of outstanding letters of credit under this credit facility and $45.0 million of outstanding overnight commercial paper as of November 5, 2009. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

During 2009, the Company used its commercial paper and revolver, to redeem, through its subsidiaries $120.3 million of its variable rate demand bonds. On May 21, 2009, AWCC remarketed $52.9 million of these variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with interest rates ranging from 6.00% to 6.75%. The net proceeds from this offering were used to repay short-term debt. Also on May 21, 2009, AWCC successfully remarketed $31.9 million of variable rate demand notes previously held in the Company’s treasury. The net proceeds from this offering were used to repay commercial paper. During the third quarter 2009, AWCC successfully remarketed $24.9 million of the variable rate demand notes, which were previously held in the Company’s treasury, as fixed rate Tax Exempt Water Facility Revenue bonds with an interest rate of 6.25%. The net proceeds from this offering were used to repay short-term debt. The remaining $10.6 million is held in the Company’s treasury at September 30, 2009.

As a result of the American Recovery and Reinvestment Tax Act of 2009 (“the Act”), we have and will continue as long as available to apply for subsidized financing under the Act in many of the states where we operate. Since the issuance of tax-exempt bonds and financing from state revolving funds is subject to governmental approvals, at this time we are not certain how much of these funds, if any, will be available to investor owned utilities. Also in connection with the Act, the Company has reflected the benefits from the extension of bonus depreciation in its results for the three and nine months ended September 30, 2009.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of operations, are weighted toward the third quarter of each fiscal year. Our future cash flows from operating activities will be affected by economic utility regulation; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining per customer usage of water; weather and seasonality; and other business impacts. Cash flows from operating activities have been a reliable, steady source of cash flow, sufficient to meet operating requirements and a portion of our capital expenditures requirements. We will seek access to debt and equity capital markets to meet the balance of our capital expenditure requirements. There can be no assurance that we will be able to successfully access such markets on favorable terms or at all. Operating cash flows can be negatively affected by changes in our rate regulatory environments or changes in our customer economic outlook and ability to pay for service in a timely manner. We can provide no assurance that our customers’ historical payment pattern will continue in the future. Cash flows from operating activities for the nine months ended September 30, 2009 were $471.6 million compared to $392.9 million for the nine months ended September 30, 2008.

The following table provides a summary of the major items affecting our cash flows from operating activities for the nine months ended September 30, 2009 and 2008:

	For the nine months ended September 30,
	2009	2008
	(In thousands)
Net income (loss)	$(269,454)	$(598,828)
Add (subtract):
Non-cash operating activities (1)	872,353	1,094,807
Changes in working capital (2)	(40,921)	(21,552)
Pension and postretirement healthcare contributions	(90,427)	(81,514)

Net cash flows provided by operations	$471,551	$392,913

(1)	Includes depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, gain on sale of assets, and other non-cash items, net, less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to receivables and unbilled utility revenue, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued and other current liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2009 and 2008 were $526.2 million and $723.6 million, respectively. Construction expenditures decreased $121.7 million to $592.9 million for the nine months ended September 30, 2009 from $714.6 million for the nine months ended September 30, 2008. This decrease was attributable to our conscientious decision, as a result of the credit market disruptions, to decrease, in the current year, our investment in our regulated utility plant projects. We anticipate investing approximately $800.0 million on construction and other capital projects in 2009.

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

In September 2009, our Pennsylvania subsidiary closed on acquisitions of two regulated water systems, for an aggregate purchase price of $0.7 million. On October 1, 2009, the Company’s Pennsylvania subsidiary closed on an additional water system for a purchase price of $0.3 million. These acquisitions will add approximately 200 water customers. On October 27, 2009, our Indiana subsidiary announced the acquisition of Waveland Water Utility for a purchase price of $0.7 million and will add approximately 213 water customers. Also, on October 28, 2009, our Pennsylvania subsidiary also announced the acquisition of Saxonburg Area Authority’s water system. The purchase price of this newly acquired system is approximately $6 million and will add approximately 1,200 customers.

As previously disclosed above, with respect to our New Jersey subsidiary’s agreement with the City of Trenton to purchase the assets of its water system for $75.0 million as well as the provision of technical services at a cost to NJAWC of $5.0 million. the BPU issued its order on April 3, 2009 approving the Stipulation. The effective date of the Stipulation is automatically stayed pending resolution of court proceedings initiated in New Jersey Superior Court by a small number of Trenton residents seeking to submit the acquisition to a referendum. The trial court ruled in March 2009 that a referendum is not required but the residents have filed for reconsideration of that ruling. On July 13, 2009, the court denied the residents’ motion for reconsideration. The Committee of Petitioners filed a notice of appeal of the trial court decision with the New Jersey Superior Court Appellate Division. On October 14, 2009, the Appellate Division held oral argument with respect to the appeal, and we are awaiting the Court’s decision in the matter. The Company can provide no assurance as to the outcome of the court proceedings.

Our investing activities require considerable capital resources which we have generated in operations and attained through financing activities. We can provide no assurance that the resources will be sufficient to meet our expected investment needs and may be required to delay or reevaluate our investment plans.

Cash Flows from Financing Activities

Our financing activities include the issuance of long-term and short-term debt, primarily through our wholly-owned financing subsidiary, AWCC, as well as the issuance of equity. We intend to access the capital markets on a regular basis, subject to market conditions. In addition, we intend to issue equity in the future to maintain an appropriate capital structure, subject to any restrictions in our registration rights agreement with RWE. In order to finance new infrastructure, we received customer advances and contributions for construction (net of refunds) of $13.3 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.

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

At the same time, RWE completed a partial divestiture of its investment in the Company through the sale of 11.5 million shares also at a price of $17.25. RWE granted the underwriters a 30-day option to purchase up to an additional 3.9 million shares of the Company’s stock at a price of $17.25. The underwriters exercised their option and purchased 3.9 million shares to cover over-allotments. The Company did not receive any proceeds from the RWE sale of the Company’s shares. Prior to the sale of these shares by RWE and the Company, RWE owned approximately 60% of the Company’s common shares. After the sales of shares and exercise of the underwriters’ over-allotment option, RWE owned approximately 47% of the Company’s shares.

On August 18, 2009, RWE continued to divest of its investment in the Company through the sale of an additional 35 million shares at a price of $19.25. RWE granted the underwriters a 30-day option to purchase up to an additional 5.3 million shares of the Company’s stock at a price of $19.25. The underwriters exercised their option and purchased 5.3 million shares to cover over-allotments. We did not receive any proceeds from the RWE sale of the Company’s shares. After the sales of these shares and exercise of the underwriters’ over-allotment option, RWE owns approximately 24% of the Company’s shares.

In regards to debt financings, the following long-term debt was issued in the first nine months of 2009:

Company	Type	Interest Rate	Maturity		Amount (In thousands)
American Water Capital Corp.	Private activity-fixed rate	6.25%	2039	a	$45,390
American Water Capital Corp.	Private activity-fixed rate	6.00%	2018	b	18,250
American Water Capital Corp.	Private activity-fixed rate	6.10%	2019	b	17,950
American Water Capital Corp.	Private activity-fixed rate	6.75%	2031	b	16,700
American Water Capital Corp.	Private activity-fixed rate	6.25%	2032	e	24,860
American Water Capital Corp.	Private activity-fixed rate	5.63%	2039	a	26,000
American Water Capital Corp.	Private activity-fixed rate	6.25%	2032	c	23,325
American Water Capital Corp.	Senior notes-fixed rate	8.27%	2039	b	25,500
American Water Capital Corp.	Senior notes-fixed rate	7.21%	2019	b	24,500
American Water Capital Corp.	Senior notes-fixed rate	8.25%	2038	b	75,000
Other subsidiaries	Private activity-fixed rate	6.20%	2039	d	80,000
Other subsidiaries	Private activity-fixed rate	1.27%	2029	f	2,242
Other subsidiaries	Private activity-fixed rate	4.14%	2029	g	107
Other subsidiaries	Private activity-floating rate	1.05%	2009	c	8,560

Company	Type	Interest Rate	Maturity		Amount (In thousands)
Other subsidiaries	Mortgage bonds-fixed rate	5.48%	2019	b	25,000
Other subsidiaries	Mortgage bonds-fixed rate	6.35%	2039	b	75,000
Other	Capital lease	8.82%	2011		41

Total issuances					$488,425

(a)	The proceeds from the bond offering was used to repay short-term debt related to the construction of a water treatment and transmission facility located in Owen County, Kentucky, as well as to pay the remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility as the construction proceeds to completion.
(b)	The proceeds were used to pay down short-term debt.
(c)	On May 21, 2009, AWCC successfully remarketed $31.9 million of variable rate demand notes previously held in the Company’s treasury. The new notes had an interest rate of 1.00%. The net proceeds from this offering were used to repay commercial paper. Subsequently, on August 27, 2009, AWCC remarketed the $23.3 million of the variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with an interest rate of 6.25% and the remaining $8.6 million was remarketed at variable rates.
(d)	On April 8, 2009, Pennsylvania-American Water Company (“PAWC”) closed an offering to issue $80.0 million in tax-exempt water facility revenue bonds through the Pennsylvania Economic Development Financing Authority (“PEDFA”). The proceeds from the offering will be used to fund certain capital improvement projects.
(e)	On August 27, 2009, AWCC successfully remarketed $24.9 million of variable rate demand notes previously held in the Company’s treasury. The net proceeds from this offering were used to repay short-term debt.
(f)	On August 26, 2009, PAWC received $2.2 million through the Pennsylvania Infrastructure Investment Authority for the installation of mains in the Hanover and Colliers Water System.
(g)	Ohio-American Water Company received proceeds from the Ohio Water Development Authority. The proceeds will be used to fund line replacements in the Ashtabula service area.

On October 1, 2009 AWCC closed an offering of $28.5 million in tax-exempt water facility revenue bonds issued by the Illinois Finance Authority. These bonds have a coupon rate of 5.25% and a maturity date of 2039 and a 10-year call option. On October 20, 2009, NJAWC closed an offering of $134.2 million in tax-exempt water facility revenue bonds with a coupon rate of 5.70% and maturity date of 2039. Also on October 20, 2009, NJAWC closed an offering of $10.5 million in tax-exempt water facility revenue bonds with coupon rate of 5.00% and a maturity date of 2039.

From time to time and as market conditions warrant, we may consider offerings of other tax-exempt water facility revenue bonds. Under a tax-exempt offering, the interest paid to investors is non-taxable. As an additional benefit to bondholders, the recently enacted Act has established that the interest is not includable in the Alternative Minimum Tax calculation. Separately, during 2009 we filed applications totaling $288.3 million with state revolving loan fund agencies for either the Act or other governmental subsidized funds. To date we have been awarded $2.4 million. As of November 6, 2009, we have outstanding applications amounting to $33.0 million that can still be funded through one of these programs. Due to the demand for these funds, we believe the likelihood of being awarded these funds is low.

The following long-term debt was retired through optional redemption or payment at maturity during the first nine months of 2009:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Long-term debt:
American Water Capital Corp.	Floating rate	1.55%-2.20%	2018-2032	$86,860
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	28,000
Other subsidiaries	Floating rate	1.50%-10.00%	2015-2032	33,420
Other subsidiaries	Notes payable and other	5.76%-9.87%	2009-2013	93
Other subsidiaries	Mortgage bonds-fixed rate	6.90%-9.10%	2009-2011	20,205
Other subsidiaries	Private activity-fixed rate	0.00% - 5.90%	2009-2034	7,321
Mandatory redeemable preferred stock		4.60%-6.00%	2013-2019	140

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Other	Capital lease			133

Total retirements & redemptions				$176,172

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheet.

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

	September 30, 2009
	(In thousands)
Commercial paper, net	$68,900	*
Book overdraft	7,656

Total short-term debt	$76,556

*	The commercial paper amount was reduced by $144,725 for an October 2009 refinancing through the issuance of long-term debt.

At September 30, 2009, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper.

Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
$850,000	$802,920	$150,000	$102,920	$213,625	—

Interest rates on advances under the revolving credit facility is currently LIBOR plus 22.5 basis points. The maximum LIBOR margin is 55 basis points and is based on our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing.

The weighted average interest rate on short-term borrowings for the nine months ended September 30, 2009 was approximately 0.85% compared to 3.3% for the nine months ended September 30, 2008.

AWCC has entered into a $10.0 million committed revolving line of credit with PNC Bank, N.A. This line of credit will terminate on December 31, 2009 unless extended and is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of PNC Bank, N.A. or the applicable LIBOR for the term selected plus 200 basis points. In addition, there is a fee of 25 basis points charged quarterly on the portion of the commitment that is undrawn. As of November x, 2009, we had no outstanding borrowings under this revolving line of credit. If this line of credit were not extended beyond its current maturity date of December 31, 2009, AWCC would continue to have access to its $840.0 million unsecured revolving credit facility described below.

AWCC, our finance subsidiary, entered into an $840 million senior unsecured credit facility syndicated among the following group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent.

Bank	Commitment Amount Through September 15, 2012	Commitment Amount Through September 15, 2013
	(In thousands)
JPMorgan Chase Bank, N.A.	$115,000	$—
Citibank, N.A.	115,000	115,000
Citizens Bank of Pennsylvania	80,000	80,000
Credit Suisse, Cayman Islands Branch	80,000	80,000
William Street Commitment Corporation	80,000	80,000
Merrill Lynch Bank USA	80,000	80,000
Morgan Stanley Bank	80,000	80,000
UBS Loan Finance LLC	80,000	80,000

Bank	Commitment Amount Through September 15, 2012	Commitment Amount Through September 15, 2013
	(In thousands)
National City Corporation	50,000	50,000
PNC Bank, National Association	40,000	40,000
The Bank of New York Mellon	40,000	—

	$840,000	$685,000

If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment, however the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will replace a defaulting lender. As of November 5, 2009, AWCC had no outstanding borrowings under its lines of credit, $47.1 million of outstanding letters of credit under this credit facility and $45.0 million of commercial paper outstanding.

Capital Structure

Our capital structure was as follows:

	At September 30, 2009	At December 31, 2008
Total stockholders’ equity	43%	44%
Long-term debt and redeemable preferred stock at redemption value	56%	49%
Short-term debt and current portion of long-term debt	1%	7%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. Our failure to comply with restrictive covenants under our credit facilities could trigger repayment obligations. We were in compliance with our covenants as of September 30, 2009.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of September 30, 2009, our ratio was 0.57 and therefore we were in compliance with the ratio.

Security Ratings

Our access to the capital markets, including the commercial paper market, and their respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of secured securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of September 30, 2009:

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

On March 2, 2009 and June 1, 2009, we paid a cash dividend of $32.0 million or $0.20 per share to all shareholders of record as of February 18, 2009 and May 18, 2009, respectively. Also, on September 1, 2009, we paid a cash dividend of $36.7 million or $0.21 per share to all shareholders of record as of August 18, 2009. On September 2, 2008, we paid a cash dividend of $32.0 million or $0.20 per share to all shareholders of record as of August 15, 2008.

On October 30, 2009, our board of directors declared a quarterly cash dividend payment of $0.21 per share payable on December 1, 2009 to all shareholders of record as of November 18, 2009.

Current Credit Market Position

The Company believes it has sufficient liquidity should there be a disruption of the capital and credit markets. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and credit facilities with $850.0 million in aggregate total commitment from a diversified group of banks. As of November 5, 2009, we had $802.9 million available to fulfill our short-term liquidity needs, to issue letters of credit and back our $45.0 million outstanding commercial paper. As of November 5, 2009, the Company can issue additional commercial paper of $757.9 million which is backed by the credit facilities. The market disruption has caused the Company to redeem its tax exempt bonds in variable rate structures and remarket as fixed rate securities. The Company closely monitors the financial condition of the financial institutions associated with its credit facilities.

The Company’s retirement trust assets are exposed to the market prices of debt and equity securities. Changes to the retirement trust asset value can impact the Company’s pension and other benefits expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover pension and other benefit costs through rates. In addition, pension and other benefits liabilities decrease as fixed income asset values decrease (fixed income yields rise) since the rate at which we discount pension and other retirement trust asset future obligations is highly correlated to fixed income yields. During 2008, the market value of our pension and postretirement benefit trust assets declined by $171.9 million. Additionally, a reduction in fixed income yields (rate used to discount obligations) at the end of 2008 caused an increase to pension and postretirement benefit liabilities. The reduction of asset values combined with an increase in pension and postretirement benefit liabilities will constitute an increase to pension and postretirement benefit expense of $32.0 million during 2009 compared to 2008. We are having discussions with the majority of our regulators about the appropriate treatment for these incremental costs in order to minimize regulatory lag between incurring the expense and any recovery of the expense. To date, we have authorization to recover or defer $11.3 million of this annual increase and have requested permission to recover or defer as a deferred asset until the next rate case is concluded an additional $7.5 million of this increase in 2009. Until we receive permission from the regulators to defer costs, we will continue to expense them. We are also discussing with regulators other ways in which to defer the costs until future rate cases are filed.

At this time, the Company does not believe recent market disruptions will impact its long-term ability to obtain financing. The Company expects to have access to liquidity in the capital markets on favorable terms before the maturity dates of its current credit facilities and the Company does not expect a significant number of its lenders to default on their commitments hereunder. In addition, the Company can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. The Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.

Market Risk

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. As of September 30, 2009, a hypothetical 100 basis point increase in interest rates associated with our short-term borrowing will decrease our 2009 pre-tax earning by $0.2 million. Our risks associated with price increase for chemicals, electricity and other commodities are reduced through contracts and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material impact on our results of operations, cash flows and financial position.

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

We are also exposed to any national economic recession or further deterioration in local economic conditions in the markets in which we operate. The credit quality of our customer accounts receivable is dependent on the economy and the ability of our customers to manage through unfavorable economic cycles and other market changes. In addition, as a result of the downturn in the economy and heightened sensitivity of the impact of additional rate increases on certain customers, there can be no assurances that regulators will grant sufficient rate authorizations. Therefore our ability to fully recover operating expense, recover our investment and provide an appropriate return on invested capital in our Regulated Businesses may be adversely impacted.

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

As of September 30, 2009, our previously identified material weakness in our internal control over financial reporting relating to controls over maintenance of contracts and agreements remains. Specifically, effective controls did not exist to ensure the accuracy and completeness of accounting and disclosure for such contracts and agreements.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009. Nevertheless, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously reported under Part I, Item 3 “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2008.

In addition, following certain administrative hearings held by the State Water Resources Control Board in 2008 relating to water diversions by California-American Water Company (“CAWC”) from the Carmel River, which are reported in the Company’s Form 10-K for the year ended December 31, 2008, the State Water Resources Control Board issued a Cease and Desist Order to CAWC in draft in July 2009, which was subsequently modified and adopted on October 20, 2009. The Order finds that CAWC has not sufficiently implemented actions to terminate its unpermitted diversions from the Carmel River as required by an administrative order issued to CAWC by the State Water Resources Control Board in 1995. The Order requires, among other things, that CAWC significantly decrease its yearly diversions from the river according to a set reduction schedule running from the date the Order was adopted until December 31, 2016, at which point all unpermitted diversions must end. The Order also requires that CAWC plan, design and implement, within twenty-four months of the date the Order was adopted, projects designed to reduce the need for Carmel River diversions. We have appealed the Order to the Superior Court of California challenging the findings and requirements of the Order. We cannot assure you, however, that the appeal will be successful or that, if unsuccessful, we will be able to comply with the requirements under the Order or that any such compliance will not result in material additional costs or obligations to us.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008 and our Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009, filed on May 6, 2009 and August 6, 2009, respectively.

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

American Water Works Company, Inc.
(Registrant)

November 9, 2009	/s/ Donald L. Correll
(Date)	Donald L. Correll
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2009	/s/ Ellen C. Wolf
(Date)	Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.