Form 10-K
period 2009-12-31
American Water Works Company, Inc.
filed 2010-03-01
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐

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

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Small reporting company ☐

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

Common Stock, $0.01 par value—$3,335,885,725 as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value per share—174,670,026 shares, as of February 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Annual Report on Form 10-K (“Form 10-K”), or incorporated certain statements by reference into this Form 10-K, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “forecast,” “outlook,” “future,” “potential,” “continue,” “may,” “can,” “should” and “could” and similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, our growth strategies, our ability to repay debt, our ability to finance current operations and growth initiatives, trends in our industry, regulatory or legal developments or rate adjustments.

Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees of any outcomes, financial results or levels of performance, and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of risks and uncertainties, and new risks and uncertainties of which we are not currently aware or which we do not currently perceive may arise in the future from time to time. Should any of these risks or uncertainties materialize, or should any of our expectations or assumptions prove incorrect, then our results may vary materially from those discussed in the forward-looking statements herein. Factors that could cause actual results to differ from those discussed in forward-looking statements include, but are not limited to, the factors discussed under the caption “Risk Factors” and the following factors:

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;

•	the timeliness of regulatory commissions’ actions concerning rates;

•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;

•	weather conditions, patterns or events, including drought or abnormally high rainfall;

•	changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts;

•	our ability to appropriately maintain current infrastructure and manage the expansion of our business;

•	our ability to obtain permits for projects;

•	changes in our capital requirements;

•	our ability to control operating expenses and to achieve efficiencies in our operations;

•	our ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;

•	our ability to successfully acquire and integrate water and wastewater systems that are complementary to our operations and the growth of our business;

•	cost overruns relating to improvements or the expansion of our operations;

•	changes in general economic, business and financial market conditions;

•	significant changes to our business processes and corresponding technology;

•	access to sufficient capital on satisfactory terms;

•	fluctuations in interest rates;

•	restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends;

•	fluctuations in the value of benefit plan assets and liabilities that could increase our cost and funding requirements;

•	the incurrence of impairment charges;

•	migration of customers into or out of our service territories;

•	difficulty in obtaining insurance at acceptable rates and on acceptable terms and conditions;

•	ability to retain and attract qualified employees; and

•	civil disturbance, labor strikes or terrorist threats or acts or public apprehension about future disturbances or terrorist threats or acts.

Any forward-looking statements we make, speak only as of the date of this Form 10-K. Except as required by law, we do not have any obligation, and we specifically disclaim any undertaking or intention, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Our Company

American Water Works Company, Inc., a Delaware Corporation, is the most geographically diversified as well as the largest investor-owned United States water and wastewater utility company, as measured by both operating revenue and population served. Our more than 7,000 employees provide approximately 16 million people with drinking water, wastewater and other water-related services in 35 states and two Canadian provinces.

In 2009, we generated $2,440.7 million in total operating revenue and $173.6 million in operating income, which includes $450.0 million of impairment charges and a net loss of $233.1 million. In 2008, we generated $2,336.9 million in total operating revenue, representing approximately four times the operating revenue of the next largest investor-owned company in the United States water and wastewater business, and $186.9 million in operating loss, which includes $750.0 million of impairment charges relating to continuing operations and a net operating loss of $562.4 million.

We have two operating segments that are also the Company’s two reportable segments, which we refer to as the Regulated Businesses and Non-Regulated Businesses segments. For further details on our segments, see Note 22 of the Consolidated Financial Statements.

Without giving effect to inter-segment eliminations, for 2009, our Regulated Businesses generated $2,207.3 million in operating revenue, which accounted for 90.4% of total operating revenue. For the same period, our Non-Regulated Businesses generated $257.7 million in operating revenue, which accounted for 10.6% of total consolidated operating revenue.

For additional financial information, please see the financial statements and related notes thereto appearing elsewhere in this Form 10-K.

Our History as a Public Company

The Company was founded in 1886 as the American Water Works & Guarantee Company for the purposes of building and purchasing water systems in McKeesport, Pennsylvania. In 1935, the Company was reorganized under its current name, and in 1947 the common stock of the Company became publicly traded on the NYSE. Prior to being acquired in 2003 by RWE Aktiengesellschaft, which we refer to as RWE, a stock corporation incorporated in the Federal Republic of Germany, we were the largest publicly traded water utility company as measured by both operating revenue and population served in the United States.

Acquisition and Completed Divestiture by RWE

In 2003, we were acquired by RWE and were no longer a publicly traded company. In 2005, RWE decided to divest American Water and in March 2006, they decided to affect the divestiture through the sale of shares in one or more public offerings.

On April 28, 2008, RWE Aqua Holdings GmbH, a German limited liability company and a direct wholly-owned subsidiary of RWE, which then was the sole owner of the Company’s common stock, completed a partial divestiture of its investment through an initial public offering with the sale of 63.2 million shares of the Company’s common stock. Upon the completion of our initial public offering in April 2008, we again became listed on the NYSE under the symbol “AWK” and resumed our position as the largest publicly traded water utility company in the United States. As of December 31, 2008, RWE owned approximately 60% of the Company’s shares of common stock. On June 10, 2009 and August 18, 2009, RWE continued to divest of its investment in our common stock through public offerings of an additional 15.4 million shares and 40.3 million shares, respectively. On November 24, 2009, RWE completed the sale in a public offering of the remaining 41.1 million shares of our common stock, including 3.7 million shares sold upon underwriters’ exercise of their over-allotment option. As a result of the full exercise of the underwriter’s option, RWE fully divested of our common stock.

Regulated Businesses Overview

Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our subsidiaries that provide these services are generally subject to economic regulation by certain state commissions or other entities engaged in economic regulation, hereafter referred to as “PUCs” in the states in which they operate. The federal government and the states also regulate environmental, health and safety, and water quality matters. We report the results of this business in our Regulated Businesses segment. For 2009, operating revenue for our Regulated Businesses was $2,207.3 million prior to inter-segment eliminations, accounting for 90.4% of total operating revenue for the same period. Regulated Business operating revenues were $2,082.7 million for 2008 and $1,987.6 million for 2007 accounting for 89.1% and 89.8% respectively, of total operating revenues for the same periods.

The following charts set forth operating revenue for 2009 and customers as of December 31, 2009, for the states in which our Regulated Businesses provide services:

Regulated Businesses Operating Revenue (dollars in millions)	Regulated Businesses Customers

Non-Regulated Businesses Overview

We also provide services that are not subject to economic regulation by state PUCs through our Non-Regulated Businesses. Our Non-Regulated Businesses include our:

•

Contract Operations Group, which enters into public/private partnerships, including Operations and Maintenance, which we refer to as O&M contracts, and Design, Build and Operate, which we refer to as DBO contracts for the provision of services to water and wastewater facilities for municipalities, the

United States military and other customers. In December 2009, we acquired Environmental Management Corporation (“EMC”), which provides integrated solutions for water, wastewater and other related assets to industrial and municipal customers in the United States and Canada.

•	Applied Water Management Group, which works with customers to design and build small water and wastewater treatment plants;

•	Homeowner Services Group, which provides services to domestic homeowners to protect against the cost of repairing broken or leaking pipes inside and outside their homes; and

•	Terratec Environmental Ltd., which we refer to as Terratec, which primarily provides wastewater, residuals transport, disposal and management services to municipal and industrial customers.

We report the results of these lines of business in our Non-Regulated Businesses segment. For 2009, operating revenue for our Non-Regulated Businesses was $257.7 million prior to inter-segment eliminations, accounting for 10.6% of total operating revenue for the same period. Non-Regulated Business operating revenues were $272.2 million for 2008 and $242.7 million for 2007 accounting for 11.6% and 11.0% respectively, of total operating revenues for the same periods.

Our Industry

Overview

The United States water and wastewater industry has two main segments: (i) utility, which involves supplying water and wastewater services to consumers; and (ii) general services, which involves providing water and wastewater related services to water and wastewater utilities and other customers on a contract basis.

The utility segment includes municipal systems that are owned and operated by local governments or governmental subdivisions, and investor-owned systems. The Environmental Protection Agency (“EPA”) estimates that government-owned systems make up the vast majority of the United States water and wastewater utility segment, accounting for approximately 84% of all United States community water systems and approximately 98% of all United States community wastewater systems. Investor-owned water and wastewater systems account for the remainder of the United States water and wastewater community water systems. Growth of service providers in the regulated utility segment is achieved through acquisitions, including small water and wastewater systems, typically serving fewer than 10,000 customers that are in close geographic proximity to our Regulated Business operations. These smaller acquisitions we refer to as “tuck-ins,” of other water and wastewater systems and organic growth of the population served by such providers.

The utility segment is characterized by high barriers to entry, including high capital spending requirements. Investor-owned water and wastewater utilities also face regulatory approval processes in order to do business, which may involve obtaining relevant operating approvals, including certificates of public convenience and necessity (or similar authorizations) from state PUCs. Investor-owned water and wastewater systems are generally subject to economic regulation by the state PUCs in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters for both investor-owned and government-owned water and wastewater utilities.

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

The aging water and wastewater infrastructure in the United States is in constant need of modernization and facilities replacement. Increased regulations to improve water quality and the management of wastewater discharges, which began with passage of the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, have been among the primary drivers of the need for modernization. The EPA estimates that approximately $335 billion of capital spending will be necessary between 2007 and 2026 to replace aging infrastructure and to comply with quality standards to ensure quality water systems across the United States. In addition, the EPA estimates that approximately $390 billion of capital spending will be necessary over the next 20 years to replace aging infrastructure and ensure quality wastewater systems across the United States.

The following chart sets forth estimated capital expenditure needs from 2007 through 2026 for United States water systems:

Capital expenditures related to municipal water supply, treatment and distribution and wastewater collection and treatment facilities are typically funded by water and wastewater rates, taxes or the issuance of bonds. However, raising large amounts of funds is challenging for municipal water utilities, which impacts their ability to increase capital spending. In order to meet their capital spending challenges, many municipalities are examining a combination of privatizations and partnerships with the private sector. Privatization typically involves a transfer of responsibility for the operation of the utility from the municipality to the private sector; and in some cases may involve ownership transfer, normally for specified long-term periods with transfer back to the municipality at expiration of the term of the agreement. Partnerships between municipalities and the private sector include arrangements like O&M, DBO, Design, Build Operate/Maintain and Design, Build, Own, Operate/Maintain and Transfer contracts. Under these types of contracts, the municipality either retains ownership or regains ownership of the water and/or wastewater system and the private sector takes responsibility for managing and operating the system.

Over the next several years, we estimate that Company-funded capital investment will total between $800 million and $1 billion per year. Our capital investment includes both infrastructure renewal programs, where we replace existing infrastructure, as needed, and construction of facilities to meet new customer growth. The charts below set forth our estimated percentage of projected capital expenditures by asset type and purpose of investment, respectively:

Fragmentation and Consolidation

According to the EPA, the utility segment of the United States water and wastewater industry is highly fragmented, with approximately 52,000 community water systems and approximately 16,000 community wastewater facilities. As shown in the charts below, the majority of the approximately 52,000 community water systems are very small, serving a population of 500 or less.

The following charts set forth the total United States water industry by system type and the total population served by system type, respectively, for 2008: (Water Statistics):

Number of United States Water Systems by Type:*	United States Population Served by Water System Type:*

This large number of relatively small water and wastewater utilities results in inefficiencies in the marketplace, since smaller utilities may not have the operating expertise, financial and technological capability or economies of scale to provide services or raise capital as efficiently as larger utilities. These inefficiencies may lead to industry consolidation in the future, as the larger investor-owned utilities acquire smaller, local water and wastewater systems. Larger utilities that have greater access to capital are generally more capable of making mandated and other necessary infrastructure upgrades to both water and wastewater systems. In addition, water and wastewater utilities with large customer bases, spread across broad geographic regions, may more easily absorb the impact of adverse weather, such as droughts, excessive rain and cool temperatures in specific areas. Larger utilities generally are able to spread overhead expenses over a larger customer base, thereby reducing the costs to serve each customer. Since many administrative and support activities can be efficiently centralized to gain economies of scale and sharing of best practices, companies that participate in industry consolidation have the potential to improve operating efficiencies, lower unit costs and improve service at the same time.

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

The following chart sets forth the relative cost of water in the United States as a percentage of total household utility expenditures:

Our Regulated Businesses

Our core Regulated Businesses, which consist of locally managed utility subsidiaries that generally are economically regulated by the states in which they operate, accounted for approximately 90.4% of our consolidated operating revenue in 2009. Our Regulated Businesses provide a high degree of financial stability because: (i) high barriers to entry provide limited protection from competitive pressures; (ii) economic regulation promotes predictability in financial planning and long-term performance through the rate-setting process; and (iii) our largely residential customer base promotes consistent operating results.

The following table sets forth operating revenue for 2009 and number of customers as well as an estimate of population served as of December 31, 2009 for our regulated subsidiaries in the states where our Regulated Businesses provide services:

	Operating Revenue ($ in millions)	% of Total	Number of Customers	% of Total	Estimated Population Served (In Millions)	% of Total
New Jersey(a)	$560.3	25.4%	644,273	19.3%	2.5	20.9%
Pennsylvania	459.8	20.8%	652,277	19.6%	2.2	18.3%
Missouri	203.8	9.2%	457,496	13.7%	1.5	12.5%
Illinois(b)	197.4	8.9%	308,476	9.3%	1.2	10.0%
Indiana	157.4	7.1%	283,088	8.5%	1.2	10.0%
California	142.7	6.5%	171,854	5.2%	0.6	5.0%
West Virginia(c)	120.2	5.5%	172,006	5.2%	0.6	5.0%

Subtotal (Top Seven States)	1,841.6	83.4%	2,689,470	80.8%	9.8	81.7%
Other(d)	365.7	16.6%	641,459	19.2%	2.2	18.3%

Total Regulated Businesses	$2,207.3	100.0%	3,330,929	100.0%	12.0	100.0%

(a)	Includes New Jersey American-Water Company, Inc., which we refer to as NJAWC, and Applied Wastewater Management Inc., which we refer to as AWWM (also regulated in New Jersey)
(b)	Includes Illinois-American Water Company, which we refer to as ILAWC and American Lake Water Company, also a regulated subsidiary in Illinois
(c)	West Virginia-American Water Company, which we refer to as WVAWC, and its subsidiary Bluefield Valley Water Works Company
(d)	Includes data from our operating subsidiaries in the following states: Arizona, Georgia, Hawaii, Iowa, Kentucky, Maryland, Michigan, New Mexico, New York, Ohio, Tennessee, Texas and Virginia.

Approximately 83.4% of operating revenue from our Regulated Businesses in 2009 was generated from approximately 2.7 million customers in our seven largest states, as measured by operating revenues. In fiscal year 2009, no single customer accounted for more than 10% of our annual operating revenue.

Overview of Networks, Facilities and Water Supply

Our Regulated Businesses operate in approximately 1,600 communities in 20 states in the United States. Our primary operating assets include approximately 80 surface water treatment plants, 600 groundwater treatment plants, 1,200 groundwater wells, 50 wastewater treatment facilities, 1,200 treated water storage facilities, 1,200 pumping stations and 100 dams and 49,000 miles of mains and collection pipes. We own substantially all of the assets used by our Regulated Businesses. We generally own the land and physical assets used to store, extract and treat source water. Typically, we do not own the water itself, which is held in public trust and is allocated to us through contracts and allocation rights granted by federal and state agencies or through the ownership of water rights pursuant to local law.

Maintaining the reliability of our networks is a key activity of our Regulated Businesses. We have ongoing main renewal programs in all states in which our Regulated Businesses operate. These programs consist of both rehabilitation of existing mains and replacement of mains that have reached the end of their useful service life. The decision of whether to replace or rehabilitate our mains is subject to considerations of age, cost, feasibility and customer service impact.

Our Regulated Businesses are dependent upon a defined source of water supply. Our Regulated Businesses obtain their water supply from surface water sources such as reservoirs, lakes and rivers and streams. In addition, we also obtain water from wells and purchase water from other water suppliers.

The following chart sets forth the sources of water supply for our Regulated Businesses for 2009 by volume:

In our long-term planning, we are always evaluating quality, quantity, growth needs and alternate sources. Sources of supply are seasonal in nature and weather conditions can have a pronounced effect on supply. In order to ensure that we have adequate sources of water supply, we use comprehensive planning processes and maintain drought and emergency plans to minimize the impact on service through a wide range of weather fluctuations. In connection with supply planning for most surface or groundwater sources, we employ sophisticated models to determine safe yields under different rainfall and drought conditions. Surface and groundwater levels are routinely monitored for all supplies so that supply capacity may be predicted and mitigated, as needed, through demand management and additional supply development.

The percentage of finished water supply by source type for our top seven states by Regulated Businesses revenues is as follows:

	Ground Water	Surface water	Purchased water
New Jersey	24%	71%	5%
Pennsylvania	7%	92%	1%
Illinois	35%	54%	11%
Missouri(a)	13%	86%	1%
Indiana	56%	43%	1%
California(b)	69%	1%	30%
West Virginia	—	100%	—

(a)	Limitations in our Joplin service area where the projected source of water supply capacity is unable to meet projected peak demands under drought conditions. To manage this issue on the demand side, the water use of a large industrial customer has been restricted under an interruptible tariff. Additional wells have been and will be developed to address short-term supply deficiencies. Missouri-American Water Company is working with a consortium of agencies to determine a long-term supply solution for the Joplin, Missouri region.
(b)	In Monterey, in order to ensure that we have adequate sources of water supply, we have implemented conservation rates and other programs to address demand, have invested in aquifer storage and recovery facilities as well as worked to develop solutions like the regional desalination plant. We also are designing new groundwater wells in our Larkfield district, and in other areas, we are making arrangements to extend or expand our purchase of water from neighboring water providers. As part of our San Clemente Dam project, under the supervision of the Division of Safety of Dams, we also have been investigating alternatives for complying with seismic safety requirements at our San Clemente Dam on the Carmel River, including strengthening or removing the dam.

The level of water treatment that we apply varies significantly depending upon the quality of the water source. Surface water sources, such as rivers, typically require significant filtration, while some groundwater sources, such as aquifers, require chemical treatment only. In addition, a small amount of treated water is purchased from neighboring water purveyors. Treated water is transported through an extensive transmission and distribution network, which includes underground pipes, above ground storage facilities and numerous pumping facilities with the ultimate distribution of the treated water to the customers’ premises. We also have installed meters to measure the water that we deliver through our distribution network. We employ a variety of methods of meter reading to monitor consumption; ranging from basic mechanical meters read by traveling meter readers to remote “drive-by” electronic meter reading equipment. The majority of new meters are able to support future advances in electronic meter reading.

The provision of wastewater services involves the collection of wastewater from customers’ premises through sewer lines. The wastewater is then transported through a sewer network to a treatment facility, where it is treated to meet required effluent standards. The treated wastewater is finally returned to the environment as effluent, and the solid waste byproduct of the treatment process is disposed of in accordance with local standards.

Customers

We have a large and geographically diverse customer base in our Regulated Businesses. For the purposes of our Regulated Businesses, each customer represents a connection to our water and/or wastewater networks. As in the case of apartment complexes, businesses and many homes, multiple individuals may be served by a single connection.

Residential customers make up the large majority of customers in all of the states in which we operate. In 2009, residential customers accounted for 91.2% of the customers and 58.8% of the operating revenue of our Regulated Businesses. Residential customers are highly predictable water and wastewater services consumers and they generate stable operating revenue over time and across regions. We also serve commercial customers, such as shops and businesses, industrial customers, such as large-scale manufacturing and production operations, and public authorities, such as government buildings and other public sector facilities, including schools. We supply water to private fire customers for use in fire suppression systems in office buildings and other facilities and also provide bulk water supplies to other water utilities that distribute them to their own customers.

The following table sets forth the number of water and wastewater customers (by customer class) for our Regulated Businesses as of December 31, 2009, 2008 and 2007:

	December 31,
	2009		2008		2007
	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,889,315	149,969	2,883,903	149,007	2,878,971	140,993
Commercial	226,581	6,552	225,421	6,540	226,407	6,158
Industrial	4,375	13	4,537	14	4,644	13
Private fire	37,911	4	36,753	4	35,465	10
Public authority & other	16,008	201	16,023	221	16,090	197

Total	3,174,190	156,739	3,166,637	155,786	3,161,577	147,371

The following table sets forth water services operating revenue by customer class and wastewater services operating revenue, excluding other water revenues, for our Regulated Businesses for 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
		(in millions)
Water service
Residential	$1,263.2	$1,197.7	$1,146.1
Commercial	425.7	403.6	385.3
Industrial	99.7	101.8	94.7
Public and other	272.0	255.6	247.6

Total water services	$2,060.6	$1,958.7	$1,873.7
Wastewater services	89.7	79.9	75.6

Total	$2,150.3	$2,038.6	$1,949.3

Substantially, all of our regulated water customers are metered, which allows us to measure and bill for our customers’ water consumption, typically on a monthly basis. Our wastewater customers are billed either on a fixed charge basis or based on their water consumption.

Customer usage of water is affected by weather conditions, particularly, during the summer. Our water systems experience higher demand in the summer due to the warmer temperatures and increased usage by customers for lawn irrigation and other outdoor uses. Summer weather that is cooler and wetter than average generally serves to suppress customer water demand and can have a downward effect on water operating revenue and operating income. Conversely, when weather conditions are extremely dry, our systems may be affected by drought-related warnings and/or water usage restrictions imposed by governmental agencies, also serving to reduce customer demand and operating revenue. These restrictions may be imposed at a regional or state level and may affect our service areas, regardless of our readiness to meet unrestricted customer demands. Other factors affecting our customers’ usage of water includes: declining household sizes in the United States; conservation initiatives, including the use of more efficient household fixtures and appliances among residential consumers; and the recent deterioration in the economy and credit markets which is having an adverse impact on our industrial and commercial customers’ operational and financial performance.

Supplies

Our water and wastewater operations require an uninterrupted supply of chemicals, energy and fuel, as well as maintenance material and other critical inputs. Many of these inputs are subject to short-term price volatility. Long-term volatility is partially mitigated through existing procurement contracts, current supplier continuity plans and the regulatory rate setting process.

Because of our geographic diversity, we maintain relationships with many chemical, equipment and service suppliers in the marketplace, and we do not rely on any single entity for a material amount of our supplies. We also employ a strategic sourcing process intended to ensure reliability in supply and long-term cost effectiveness. As a result of our strategic sourcing process and our strong relationships with suppliers, we are able to mitigate interruptions in the delivery of the products and services that are critical to our operations. For example, during Hurricane Katrina, we were challenged to locate chemical suppliers not affected by the hurricane. As a result of our previously negotiated and established relationships with a network of preferred suppliers, we were able to secure a supply of materials and to continue our operations in the affected areas without interruptions.

We have back-up energy sources at key facilities or alternative sources are available to us that are able to keep our operations running in the event of a temporary loss of our primary energy supplies.

Regulation

Economic Regulation

Our subsidiaries in the states in which we operate our Regulated Businesses are generally subject to extensive economic regulation by their respective state PUCs. The term “economic regulation” is intended to indicate that these state PUCs regulate the economic aspects of service to the public from systems that fall within their jurisdiction, but do not generally establish water quality standards, that are set by the EPA and/or state environmental authorities and enforced through state environmental or health agencies. State PUCs have broad authority (derived from state laws and state constitutions under which they operate) to regulate many of the economic aspects of the utilities that fall within their jurisdiction. For example, state PUCs issue certificates of public convenience and necessity (or similar authorizations) that may be required for a company to provide public utility services in specific areas of the state. They also must approve the rates and conditions under which service is provided to customers and have extensive authority to establish rules and regulations under which the utilities operate. Although specific authority might differ from state to state, in most states, these state PUCs must approve rates, accounting treatments, long-term financing programs, significant capital expenditures and plant additions, transactions between the regulated subsidiary and affiliated entities, reorganizations and mergers and acquisitions, in many instances prior to their completion. The jurisdiction exercised by each state PUC is prescribed by state laws and regulations and therefore varies from state to state. Regulatory policies not only vary from state to state, they may change over time. These policies will affect the timing as well as the extent of recovery of expenses and the realized return on invested capital.

Economic regulation of utilities deals with many competing, and occasionally conflicting, public interests and policy goals. The primary responsibility of state PUCs is to achieve the overall public interest by balancing the interests of customers and the utility and its stockholders. Although the specific approach to economic regulation does vary, certain general principles are consistent across the states in which our regulated subsidiaries operate. Based on the United States Constitution and state constitutions that prohibit confiscation of property without due process of law and just compensation, as well as state statutory provisions and court precedent, utilities are entitled to recover, through rates charged to customers, prudent and reasonable operating costs as well as an opportunity to earn an appropriate return on and recovery of our prudent, used and useful capital investment necessary to provide service to customers. The state PUCs will also generally accord a utility the right to serve specific areas and will also provide investor-owned utilities with limited protection from competition because the requirement of an investor-owned utility to operate pursuant to a certificate of public convenience and necessity (or similar authorizations) typically prevents other investor-owned utilities from competing with it in the authorized area. In return, the utility undertakes to provide reliable service on a nondiscriminatory basis to all customers within the authorized area.

Our operating revenue is typically determined by reference to a volumetric charge based on consumption and a base fee component set by a tariff approved by the relevant state PUC. Certain states have utilized a full or partial single rate policy, under which all customers in a state or certain regions within a state are charged utilizing a single rate structure, regardless of which of our individual systems serves them. The single tariff structure is based on costs that are determined on a state-wide or intra-state regional basis, thereby moderating the impact of periodic fluctuations in local costs while lowering administrative costs for us and our customers.

The process to obtain approval for a change in rates involves filing a petition or rate case with the state PUC on a periodic basis as determined by our capital expenditures needs and our operating costs. Rate cases are normally initiated by the regulated utility whenever the utility determines it needs to recover increased operating expenses or a return on new capital investment, or otherwise determines that its current authorized return is not sufficient, given current market conditions, to provide a reasonable return on investment. Typically a rate case will not be filed, however, unless the current or expected future return is below the allowed rate of return currently authorized by the regulator. A state PUC may also initiate a rate proceeding or investigation if it believes a utility may be earning in excess of its authorized rate of return. Rate cases often involve a lengthy and costly administrative process. The utility, the state PUC staff, consumer advocates, and any other interveners who may participate in the process, prepare and file evidence, consisting of supporting testimony and documentation. This is presented in public hearings in connection with the rate case. These hearings, which are economic and service quality fact-finding in nature, are typically conducted in a trial-like setting before the state PUC or an administrative law judge. During the process, the utility is required to provide staff and interveners with all relevant information they may request concerning the utility’s operations, expenses and investments. The sworn evidentiary record then forms the basis for a state PUC decision.

Some state PUCs are more restrictive than others with regard to the types of expenses and investments that may be recovered in rates as well as with regard to the transparency of their rate-making processes and how they reach their final rate determinations. However, in evaluating a rate case, state PUCs typically focus on five areas:

•	the amount and prudence of investment in facilities considered “used and useful” in providing public service;

•	the operating and maintenance costs and taxes associated with providing the service (typically by making reference to a representative 12-month period of time, known as a test year);

•	the appropriate rate of return;

•	the tariff or rate design that allocates revenue requirements equitably among the customer classes; and

•	the quality of service the utility provides, including issues raised by customers.

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

Our regulated subsidiaries also pursue methods to minimize the adverse impact of regulatory lag and have worked with state PUCs and legislatures to implement a number of approaches to achieve this result. A number of states in which our Regulated Businesses operate have adopted efficient rate policies, including some form of single tariff pricing, forward-looking test years, pass-through provisions or infrastructure surcharges. States that have adopted a full or partially single tariff pricing policy include: Pennsylvania, New Jersey, West Virginia, Kentucky, Ohio, Indiana, Illinois and Iowa.

Forward-looking test years and infrastructure surcharges reduce the regulatory lag associated with the traditional method of recovering rates from state PUCs. Forward-looking test year mechanisms allow us to earn, on a more timely basis, a return of our current or projected costs and a rate of return on our current or projected invested capital and other “known and measurable changes” in our business. Some states have permitted use of a fully forecasted test year instead of historical data to set rates. Examples of these states include: Illinois, Kentucky, New York, Tennessee and California. In all states in which we operate on a regulated basis, PUCs have allowed utilities to update historical data for some changes that occur for some limited period of time subsequent to the historical test year. This allows utilities to take account of some more current costs or capital investments in the rate-setting process. The extent to which historical data can be updated will generally vary from state to state and whether the changes are known and measurable.

Also, an increasing number of states are permitting rates to be adjusted outside of a general rate case for certain costs, such as a return on capital investments to replace aging infrastructure or increases in expenses beyond the utility’s control, such as purchased water costs. This infrastructure surcharge mechanism allows our rates to be adjusted and charged to customers outside the context of a general rate proceeding for pre-specified portions of our capital expenditures to replace aging infrastructure closer to the time these capital projects are placed in service. For example, Pennsylvania, Illinois, Missouri, Indiana, New York, California and Ohio are examples of states that have in the past allowed tariffs that permit the imposition of surcharges on customers’ bills for infrastructure replacement. New Jersey, California, Virginia and Illinois have allowed surcharges for purchased water costs. California has allowed surcharges for power and conservation, and New York has allowed surcharges for certain costs such as power and chemicals. These constructive regulatory mechanisms encourage us to maintain a steady capital expenditure program to repair and improve water and wastewater systems as needed by reducing the regulatory lag on the recovery of prudent expenditures.

Also, some of the states in which we operate permit pass-through provisions that allow for an increase in certain operating costs, such as purchased power and property taxes to be passed on to and recovered from customers outside of a general rate case proceeding.

Another regulatory mechanism to address issues of regulatory lag includes the potential ability, in certain circumstances, to recover in rates a return on utility plant before it is in service, instead of capitalizing an allowance for funds used during construction. Examples of states that have allowed such recovery include: Texas, Pennsylvania, Ohio, Kentucky, Virginia, Illinois and California.

In addition, some states have permitted us to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUCs assess the prudency of such projects.

Recently, the state of California has decoupled revenues from water sold. This progressive regulation enables utilities to focus on conservation as revenues are not tied to sales. Also, as a result of this regulation, utilities would be less susceptible to consumption changes as a result of weather conditions.

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

Environmental, Health and Safety and Water Quality Regulation

Our water and wastewater operations are subject to extensive United States federal, state and local, and in the case of our Canadian operations, Canadian laws and regulations governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights and the manner in which we collect, treat, discharge and dispose of wastewater. We are also subject to certain regulations regarding fire protection services in the areas we serve. These regulations include the Safe Drinking Water Act, the Clean Water Act and other federal, state, local and Canadian laws and regulations governing the provision of water and wastewater services, particularly with respect to the quality of water we distribute. We also are subject to various federal, state, local and Canadian laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety and other matters relating to the protection of the environment and health and safety. State PUCs also set conditions and standards for the water and wastewater services we deliver.

We maintain a comprehensive environmental policy including: responsible business practices, compliance with environmental laws and regulations, effective use of natural resources, and stewardship of biodiversity. We believe that our operations are in material compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. Across the Company, we conduct over one million water quality tests each year at our laboratory facilities and plant operations including continuous on-line instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. For 2009, we achieved greater than a 99.9% compliance rate for meeting state and federal drinking water standards and 99.5% for compliance with wastewater requirements.

We participate in the Partnership for Safe Water, the United States EPA’s voluntary program to meet more stringent goals for increasing protection against microbial contaminants. With 67 of our plants receiving the program’s “Director” award, we account for approximately one-third of all plants receiving such award nationwide and almost all of the 67 plants have maintained the award for more than five years.

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

For example, in 2001, the EPA decreased permissible arsenic levels in drinking water and required compliance by water systems by January 2006. In 2003, a new EPA rule governing non-radon radionuclides became effective regulating uranium in drinking water for the first time and requiring initial monitoring under state programs by the end of 2007. We believe that we are in material compliance with both of these rules.

In order to remove or inactivate microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and byproducts of the disinfection process. In January 2006, the EPA promulgated the Long-term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectants and Disinfection Byproduct Rule. In October 2006, the EPA finalized the Ground Water Rule, applicable to water systems providing water from underground sources. In 2006, the EPA also proposed revisions to the monitoring and reporting requirements of the existing Lead and Copper Rule. In 2010, we anticipate that the EPA will propose revisions to the Total Coliform Rule. We have been actively involved in the revisions to this rule and was part of a Federal Advisory Committee appointed to negotiate the changes.

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

Clean Water Act

The Federal Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to our wastewater collection systems, our operations require discharge permits under the National Pollutant Discharge Elimination System,

NPDES, permit program established under the Clean Water Act. Pursuant to the NPDES program, the EPA or implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. We believe that we maintain the necessary permits and approvals for the discharges from our water and wastewater facilities. From time to time, discharge violations occur at our facilities, some of which result in fines. We do not expect any such violations or fines to have a material impact on our results of operations or financial condition.

Other Environmental, Health and Safety and Water Quality Matters

Our operations also involve the use, storage and disposal of hazardous substances and wastes. For example, our water and wastewater treatment facilities store and use chlorine and other chemicals that generate wastes which require proper handling and disposal under applicable environmental requirements. We also could incur remedial costs in connection with any contamination relating to our operations or facilities or our off-site disposal of wastes. Although we are not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations in the future could result in additional costs. Our facilities and operations also are subject to requirements under the United States Occupational Safety and Health Act and are subject to inspections thereunder. For further information, see “Business—Research and Development.”

Certain of our subsidiaries are involved in pending legal proceedings relating to environmental matters. These proceedings are described further in the section entitled “Item 3—Legal Proceedings.”

Competition and Condemnation

In our Regulated Businesses, we generally do not face direct or indirect competition in providing services in our existing markets because: (i) we operate within those markets pursuant to certificates of public convenience and necessity (or similar authorizations) issued by state PUCs; and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a barrier to market entry. Our Regulated Businesses do face competition from governmental agencies, other investor-owned utilities and strategic buyers in connection with entering new markets and making strategic acquisitions. Consolidation is changing the competitive landscape as small local utilities struggle to meet their capital spending requirements and look to partner with investor-owned utilities. We also face competition in offering services to new real estate developers, where we compete with others on the basis of the financial terms we offer for our services, the availability of water and our ability to commence providing services on a timely basis. Our largest investor-owned competitors, based on a comparison of operating revenues and population served, are Aqua America Inc., United Water (owned by Suez Environment Company S.A.), American States Water Co. and California Water Services Group.

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

We are periodically subject to condemnation proceedings in the ordinary course of business. On September 5, 2008, pursuant to a condemnation proceeding, California American Water sold the assets of our Felton, California water system, which served approximately 1,330 customers, to the San Lorenzo Valley Water District. The most recent prior sale of our water and wastewater systems under threat of condemnation occurred in 2003. We actively monitor condemnation activities that may affect us as soon as we become aware of them. We do not believe that condemnation poses a material threat to our ability to operate our Regulated Businesses.

Our Non-Regulated Businesses

In addition to our Regulated Businesses, we operate the following Non-Regulated Businesses, which generated $257.7 million of operating revenue in 2009 representing 10.6% of total operating revenue for the same periods. Of the groups outlined below, no single group within our Non-Regulated Businesses generates in excess of 10% of our aggregate revenue.

Contract Operations Group

Our Contract Operations Group enters into public/private partnerships, including O&M and DBO contracts for the provision of services to water and wastewater facilities for municipalities, the United States military and other customers. We typically make no capital investment under our contracts with municipalities and other customers; instead performing our services for a fee. We may make limited capital investments under our contracts with the United States military and certain industrial customers. Our Contract Operations Group generated revenue of $156.1 million in 2009, representing 60.6% of revenue for our Non-Regulated Businesses.

We are currently party to 52 contracts across the United States and Canada, with contracts ranging in term from three to 50 years. The services provided under our O&M contracts vary in size and scope. For instance, 44 of our O&M contracts are operational in nature with repair and replace elements but not DBOs. Annual operating revenue from the O&M contracts varies from $0.3 million to $8.2 million per contract. In addition, we are an active participant in the United States Department of Defense’s Utility Privatization Program, or UPP. The Department of Defense has awarded us nine 50-year contracts for the operation and maintenance of the water and wastewater systems since 2003, and we have one 3-year sub-contract with a municipality, acting as primary contractor with the Department of Defense, for similar services on an interim basis until construction of new connections to an existing municipal facility is completed. Remaining lifetime revenue under all these O&M contracts total approximately $3,402.0 million as of December 31, 2009. All of the contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In either event, we are entitled to recover the remaining amount of our capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in each of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions.

In general, the Contract Operations Group is engaged in providing these services to systems with over 3,000 customers (and in many cases far larger) as distinguished from the O&M services provided by our Applied Water Management Group usually to systems with less than 3,000 customers. However, there is some overlap in size of systems served due to geographic and operational considerations.

We combined all Contract Operations activities, including Applied Water Management Group’s 196 contracts and our newly acquired subsidiary, EMC, into one operating unit. EMC provides O&M services to 26 municipalities and 28 industrial customers. The Contract Operations Group will commence operating as a combined unit on January 1, 2010.

Applied Water Management Group

Our Applied Water Management Group works with customers to design, build and operate smaller-scale water and wastewater treatment plants (typically serving up to 3,000 customers). Our typical customers are real estate developers, industrial companies and new or expanding communities. We specialize in providing reliable, advanced and eco-friendly water and wastewater solutions to suit each customer’s water needs. Our Applied Water Management Group generated revenue of $19.5 million in 2009, representing 7.6% of revenue for our Non-Regulated Businesses.

The Applied Water Management Group currently serves our customer base primarily in the Northeastern United States and was responsible for the design, construction and operation of advanced wastewater treatment recycling systems for sites as varied as residential buildings in Battery Park City in New York City and Gillette Stadium in Foxborough, Massachusetts.

As stated above under “Contract Operations Group”, we aligned all our Contract Operations activities into a single operating group, effective January 1, 2010.

Homeowner Services Group

Our Homeowner Services Group provides services to domestic homeowners to protect against the cost of repairing broken or leaking pipes inside and outside their homes. We initially offered these services within territories covered by our regulated subsidiaries, but are expanding to enable other utilities outside our territories to offer the services to their customers. In the marketing of these services, we focus on educating homeowners about their service line ownership responsibility and providing convenient and cost effective solutions to internal and external water line and sewer line repairs. Our Homeowner Services Group generated revenue of $52.2 million in 2009, representing 20.3% of revenue for our Non-Regulated Businesses.

Our Service Line Protection Programs offer customers various service contracts for a monthly fee that cover repair of water line leaks and breaks, sewer line clogs and blockages and emergency in-home plumbing problems. In the event of a problem, customers contact our national call center and we dispatch local contractors to the customer’s home to undertake the necessary repairs.

Our Homeowners Services Group currently has approximately 750,000 customer contracts in 16 of the states where we operate our Regulated Businesses. We intend to expand our service offering to the remaining key states in which we operate our Regulated Businesses as well as other viable territories.

Building on the success of its Service Line Protection Programs, our Homeowner Services Group recently introduced LineSaver™, an exclusive program for municipalities and public water systems that is available across the country. The LineSaver™ program involves partnering with municipalities to offer our protection programs to homeowners serviced by the municipal system while providing an income opportunity to the municipality or public water system. We entered into our first LineSaver™ program partnership with the city of Trenton, New Jersey and are currently discussing partnerships with municipalities across the nation.

Other Non-Regulated Businesses

Our Non-Regulated Businesses also include (i) our Carbon Services Group, which provides granular activated carbon for water purification to our Regulated Businesses as well as certain outside customers and (ii) our Residuals Group, Terratec, which is located in Canada and provides environmentally sustainable management and disposal of biosolids and wastewater by-products. Our United States-based Residuals Group was divested effective June 29, 2007. These other Non-Regulated Businesses generated revenue of $29.9 million in 2009 in the aggregate, representing 11.6% of revenue for our Non-Regulated Businesses.

Competition

We face competition in our Non-Regulated Businesses from a number of service providers, including Veolia Environnement, American States, OMI and Southwest Water, particularly in the area of O&M contracting. Securing new O&M contracts is highly competitive, as these contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise. We also face competition in maintaining existing O&M contracts to which we are a party, as these frequently come up for renegotiation and are subject to an open bidding process.

Growth

In the course of pursuing our growth strategy, we periodically acquire water and wastewater utilities by making acquisitions in our existing markets and certain markets in the United States where we do not currently operate our Regulated Businesses. We have executed a number of larger acquisitions in the past 15 years. These acquisitions totaling approximately $2.1 billion broadened our footprint in then existing states geographies.

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

The chart below sets forth our historical tuck-ins for 2006 through December 2009.

During 2007, New Jersey American Water Company, Inc. (“NJAWC”) entered into an agreement with the City of Trenton, New Jersey (the “City”) to purchase the assets of the City’s outside water system located in four surrounding townships. The initial proposed purchase price of $100 million was subsequently amended to $75 million plus the provision of technical services by the City over seven years at a total cost to NJAWC of $5.0 million to ensure a smooth ownership transition. The amended agreement also requires NJAWC to purchase finished water from the City of Trenton for a period of 20 years after closing under a water supply agreement.

Since February 2009 a small group of City residents (“Petitioners”) has been involved in litigation with the City and NJAWC seeking to force the sale to a referendum. On December 19, 2009, the New Jersey Superior Court Appellate panel published its decision unanimously upholding a March 2009 trial court decision in favor of the City and NJAWC. The New Jersey Supreme Court (“Supreme Court”) has granted the Petitioners’ request for certification and oral argument is scheduled before the Supreme Court on March 22, 2010. The Company can provide no assurance as to the outcome of litigation. The acquisition is expected to add approximately 40,000 customers to NJAWC’s customer base.

While our business mix will continue to focus predominantly on regulated activities, we are pursuing opportunities in Non-Regulated Businesses that are complementary to our Regulated Businesses and our capabilities. Our Non-Regulated focus centers around public/private partnerships, including municipalities and divisions of the United States Department of Defense as well as industrial customers. We will continue to capitalize on our O&M expertise and our existing municipal and federal government relationships while building on our newly acquired subsidiary’s (EMC) customer base in the industrial sector in identifying and bidding for new ventures that have attractive risk and return characteristics. We will also expand our Non-Regulated Homeowner Services business, which provides services to domestic homeowners to protect against the cost of repairing broken or leaking pipes inside and outside their homes, in areas within and beyond our existing regulated footprint and to small commercial establishments.

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

Since the formation of the EPA in 1970, we have collaborated with the agency to achieve effective environmental, health and safety and water quality regulation. This relationship has developed to include sharing of our research and national water quality monitoring data in addition to our treatment and distribution system optimization research. Our engagement with the EPA has helped us to achieve a leadership position for our company within the water and wastewater industry and has provided us with early insight into emerging regulatory issues and initiatives; thereby allowing us to anticipate and to accommodate our future compliance requirements.

In 2009, we spent $2.75 million on research and development, which represents an increase of 10% over the $2.5 million spent in 2008. Approximately one-third of our research budget is comprised of competitively awarded outside research grants. Such grants reduce the cost of research and allow collaboration with leading national and international researchers.

We believe that continued research and development activities are critical to providing quality and reliable service at reasonable rates, maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

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

We operate two national customer service centers, with personnel located in Alton, Illinois and Pensacola, Florida. These centers employ approximately 700 people in total.

Employee Matters

Currently, we employ approximately 7,700 full-time employees. Of these, approximately 3,900 or 51% are represented by unions. We have 84 collective bargaining agreements in place with the 18 different unions representing our unionized employees. Approximately one-fourth of our local union contracts expire annually. We maintain good relations with our unionized workforce and have no significant history of strikes or labor stoppages.

Security

In the wake of the September 11, 2001 terrorist attacks and other risks, we have heightened security at our facilities over the past several years and have taken added precautions to protect our employees and the water delivered to our customers. We have a security programs department that provides oversight and governance of physical and information security throughout our operations and is responsible for designing, implementing, monitoring and supporting active and effective physical and information security controls.

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

The American Water corporate governance guidelines and the charters for each of the standing committees of the board of directors together with the American Water Code of Ethics and additional information regarding our corporate governance, are available on our website http://www.amwater.com and will be made available, without charge, in print to any shareholder who requests such documents from Investor Relations Department, American Water Works Company, Inc., 1025 Laurel Oak Road, Voorhees, NJ, 08043.

ITEM 1A.	RISK FACTORS

We operate in a market and regulatory environment that involves significant risks, many of which are beyond our control. In addition to the other information included or incorporated by reference in this Form 10-K, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or results of operations, which in turn could adversely affect the value of our common stock.

Risks Related to Our Industry and Business

Our utility operations are subject to extensive economic regulation. Decisions by state PUCs and other regulatory agencies can significantly affect our business and results of operations.

Our Regulated Businesses provide water and wastewater services to our customers through subsidiaries that are economically regulated by state PUCs. Economic regulation affects the rates we charge our customers and has a significant effect on our business and results of operations. Generally, the state PUCs authorize us to charge rates, that they determine are sufficient to recover our prudently incurred operating expenses, to enable us to finance the addition of new, or the replacement of existing, water and wastewater infrastructure and to allow us the opportunity to earn what they determine to be an appropriate rate of return on our invested capital and a return of our invested capital.

Our ability to meet our financial objectives depends upon the rates authorized by the various state PUCs. We periodically file rate increase applications with state PUCs. The ensuing administrative process may be lengthy and costly. We can provide no assurances that our rate increase requests will be granted. Even if approved, there is no guarantee that approval will be given in a timely manner or at a sufficient level to cover our expenses, the recovery of our investment and/or provide us an opportunity to earn an appropriate rate of return on our investment and a return of our investment. If the authorized rates are insufficient to cover operating expenses, to allow for the recovery of our investment and to provide an appropriate return on invested capital, or if the rate increase decisions are delayed, our financial condition, results of operations, cash flow and liquidity may be adversely affected. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on our invested capital and/or a return of our invested capital that are permitted by state PUCs as billings to customers are based on usage rather than a fixed amount.

Our operations and the quality of water we supply are subject to extensive environmental laws and regulations. Compliance with increasingly stringent laws and regulations could impact our operating costs; and violations of such laws and regulations could subject the company to substantial liabilities and costs.

Our water and wastewater operations are subject to extensive United States Federal, state and local, and in the case of our Canadian operations, Canadian, laws and regulations, that govern the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. These requirements include the United States Clean Water Act of 1972, which we refer to as the Clean Water Act, and the United States Safe Drinking Water Act of 1974, which we refer to as the Safe Drinking Water Act, the amendments to and reauthorizations of the Clean Water and Safe Drinking Acts, and similar state and Canadian laws and regulations. We are also required to obtain various environmental permits from regulatory agencies for our operations. State PUCs also set conditions and standards for the water and wastewater services we deliver. If we deliver water or wastewater services to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs or damage to our reputation. In the most serious cases, regulators could force us to discontinue operations and sell our operating assets to another utility or municipality. Given the nature of our business which, in part, involves supplying water for human consumption, any potential non-compliance with, or violation of, environmental laws or regulations would likely pose a more significant risk to us than to an issuer not similarly involved in the water and wastewater industry.

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

We may also incur liabilities under environmental laws and regulations requiring us to investigate and clean up environmental contamination at our properties, including potential spills of hazardous chemicals, such as chlorine, which we use to treat water or at off-site locations where we have disposed of waste or caused adverse environmental impacts. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs, and could adversely affect our financial condition, results of operations, cash flow and liquidity. Such remediation costs may not be covered by our insurance policies and may make it difficult for us to secure insurance in the future at acceptable rates.

Changes in laws and regulations over which we have no control can significantly affect our business and results of operations.

Any governmental entity that regulates our operations may enact new legislation or adopt new regulations or policies at any time, and new judicial decisions may change the interpretation of existing legislation or regulations at any time. The individuals who serve as regulators are elected or are political appointees. Therefore, elections which result in a change of political administration or new appointments may also result in changes in the individuals who serve as regulators and the policies of the regulatory agencies that they serve. New laws or regulations, new interpretations of existing laws or regulations, or changes in agency policy, including those as a response to shifts in public opinion, or conditions imposed during the regulatory hearing process may affect our business in a number of ways, including the following:

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

Any of these changes or any other changes in laws, regulations, judicial decisions, or agency policies applicable to us may have an adverse effect on our business, financial condition, results of operations, cash flow and liquidity.

Availability of water supplies, restrictions on use, natural hazards, weather conditions and competing uses may interfere with our sources of water, demand for water services and our ability to supply water to customers.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. As a general rule, sources of public water supply, including rivers, lakes, streams and groundwater aquifers are held in the public trust and are not owned by private interests. As such, we typically do not own the water that we use in our operations, and the availability of our water supply is established through allocation rights and passing-flow requirements set by governmental entities. Passing-flow requirements set minimum volumes of water that must pass through specified water sources, such as rivers and streams, in order to maintain environmental habitats and meet water allocation rights of downstream users. Allocation rights are imposed to ensure sustainability of major water sources and passing flow requirements are most often imposed on source waters from smaller rivers, lakes and streams. These requirements can change from time to time and adversely impact our water supply. Drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water.

Governmental restrictions on water use may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition and results of operations. Seasonal drought conditions that would impact our water services are possible across all of our service areas. If a regional drought were to occur affecting our service areas and adjacent systems, governmental restrictions may be imposed on all systems within a region independent of the supply adequacy of any individual system. There were voluntary conservation efforts or water use restrictions implemented during certain periods of 2009 in parts of Indiana, New York and California. Following drought conditions, water demand may not return to pre-drought levels even after restrictions are lifted.

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

Our business is impacted significantly by weather conditions, which are subject to fluctuations. These fluctuations could adversely affect demand for our water service and our revenues.

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand tends to vary with temperature, rainfall levels and rainfall frequency. In the event that temperatures during the typically warmer months are cooler than normal, if there is more rainfall than normal, and/or rainfall is more frequent than normal, the demand for our water may decrease and adversely affect our revenues.

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

Regulatory and environmental risks associated with the collection, treatment and disposal of wastewater may impose significant costs.

The wastewater collection, treatment and disposal operations of our subsidiaries are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in rates. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. Moreover, in the event that we are deemed liable for any damage caused by overflow, our losses might not be covered by insurance policies, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Our Regulated Businesses require significant capital expenditures to maintain infrastructure and expand our rate base and may suffer if we fail to secure appropriate funding to make investments, or if we suffer delays in completing major capital expenditure projects.

The water and wastewater utility business is very capital intensive. In addition to our acquisition strategy, we invest significant amounts of capital to add, replace and maintain property, plant and equipment. In 2009, we invested $785.3 million in net Company-funded capital improvements. We expect the level of capital expenditures necessary to maintain the integrity of our systems to increase in the future. We fund these projects from cash generated from operations, borrowings under our revolving credit facility and commercial paper programs and through the issuance of long-term debt and equity securities. We can provide no assurances that we will be able to access the debt and equity capital markets on favorable terms or at all.

In addition, we believe that our dividend policy could limit, but not preclude, our ability to pursue growth. In particular, this limitation could be significant, for example, with respect to large acquisitions and growth opportunities that require cash investments in amounts greater than our available cash or external financing resources. In order to fund construction expenditures, acquisitions (including tuck-in acquisitions), principal and interest payments on our indebtedness, and pay dividends at the level currently anticipated under our dividend policy, we expect that we will need additional financing. However, we intend to retain sufficient cash from operating activities after the distribution of dividends to fund a portion of our capital expenditures.

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

We own approximately 100 dams. A failure of any of those dams could result in injuries and downstream property damage downstream for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

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

Our operating subsidiaries distribute water and collect wastewater through an extensive network of pipes and store water in reservoirs located across the United States. A failure of major pipes or reservoirs could result in injuries and property damage for which we may be liable. The failure of major pipes and reservoirs may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water and wastewater delivery requirements prescribed by governmental regulators, including state PUCs with jurisdiction over our operations, and adversely affect our financial condition, results of operations, cash flow, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Contamination of our sources of water could result in service interruptions and human exposure to hazardous substances and subject our subsidiaries to civil or criminal enforcement actions, private litigation and cleanup obligations.

Our water supplies are subject to contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as perchlorate and methyl tertiary butyl ether (MTBE), and possible terrorist attacks. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the supply of water from another water source, including, in some cases, through the purchase of water from a third-party supplier. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply in a cost-effective manner, our financial condition, results of operations, cash flow, liquidity and reputation may be adversely affected. We might not be able to recover costs associated with treating or decontaminating water supplies through rates, or such recovery may not occur in a timely manner. Moreover, we could be held liable for environmental damage as well as damages arising from toxic tort or other lawsuits or criminal enforcement actions, or other consequences arising out of human exposure to hazardous substances in our drinking water supplies.

Our liquidity and earnings could be adversely affected by increases in our production costs, including the cost of chemicals, electricity, fuel or other significant materials used in the water and wastewater treatment process.

We incur significant production costs in connection with the delivery of our water and wastewater services. Our production costs are driven by purchased water, chemicals used to treat water and wastewater as well as electricity and fuel, which are used to operate pumps and other equipment used in water treatment and delivery and wastewater collection, treatment and disposal. We also incur production costs for waste disposal. For 2009, production costs accounted for 22.9% of our total operations and maintenance costs. These costs can and do increase, sometimes unexpectedly and in substantial amounts, as occurred in Illinois during 2007, when the cost of electricity rose substantially.

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

We contract with third parties for goods and services that are essential to our operations, such as maintenance services, pipes, chemicals, electricity, water, gasoline, diesel and other materials. We are subject to substantial risks because of our reliance on these suppliers. For example:

•	our suppliers may not provide raw materials that meet our specifications in sufficient quantities;

•	our suppliers may provide us with water that does not meet applicable quality standards or is contaminated;

•	our suppliers may face production delays due to natural disasters, strikes, lock-outs, or other such actions;

•	one or more suppliers could make strategic changes in the lines of products and services they offer; and

•

some of our suppliers, such as small companies, may be more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources.

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

We will continue to seek to acquire or invest in additional regulated water or wastewater systems, including acquiring systems in markets in the United States where we do not currently operate our Regulated Businesses and through tuck-ins. We will also continue to seek to enter into public/private partnerships, including O&M, military, and design, build and operate (which we refer to as DBO) contracts and services that complement our businesses. These transactions may result in:

•	incurrence of debt and contingent liabilities;

•	dilutive issuances of our equity securities;

•	failure to have or to maintain effective internal control over financial reporting;

•	fluctuations in quarterly results;

•	exposure to unknown risks and liabilities, such as environmental liabilities; and

•	other acquisition-related expenses.

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

The global economic and financial market environment may adversely affect our business and operations.

The existing and continuing global economic and financial market environment has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which could have a negative impact on our business, results of operations, financial condition and liquidity. Our customers and suppliers may or will be severely affected by the current economic turmoil. Current or potential customers and suppliers may no longer be in business, may be unable to continue to pay for our services or may decide to reduce their consumption of our services, all of which could lead to reduced demand for our services, reduced operating income, an increased incidence of customer payment delays, or defaults for services delivered. Further, suppliers may not be able to supply us in a timely manner, may increase prices, or go out of business, which could result in our inability to meet consumer demand. As such, a continuing negative global economic and financial market environment could adversely affect our financial condition, results of operations and cash flow.

Capital markets have experienced a significant period of dislocation and instability, which could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on our revolving credit facility and the capital markets to satisfy our liquidity needs. Disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. In order to meet our short-term liquidity needs we borrowed under our existing $840 million revolving credit facility. Commitments under this revolving credit facility of $685 million mature on September 15, 2013, and the remaining $155 million of commitments expire on September 15, 2012. American Water Capital Corp. (“AWCC”), our financing subsidiary, had no outstanding borrowings and $48.2 million of outstanding letters of credit under this credit facility as of February 24, 2010. AWCC had $58.9 million of outstanding commercial paper as of February 24, 2010. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Longer term disruptions in the capital and credit markets as a result of uncertainty, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures.

The resulting lack of available credit and increased volatility in the financial markets or changes to our credit ratings could adversely affect our financial condition, results of operations and our ability to manage our liquidity. In particular, as a result of higher interest rates on publicly issued debt securities, increased commercial paper borrowing costs, and increased costs related to variable rate debt, the Company’s interest expense could increase and adversely impact our results of operations.

The capital market disruptions could result in higher interest rates on publicly issued debt securities and increased commercial paper borrowing costs. As a result, continuation of the market disruptions could increase the Company’s interest expense and adversely impact our results of operations.

Market conditions may unfavorably impact the value of benefit plan assets and liabilities which then could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under the Company’s pension and postretirement benefit plans and could significantly impact our results of operations and financial position. The Company has significant obligations in these areas and the Company holds significant assets in these trusts. These assets are subject to market fluctuations, which may affect investment returns, that may fall below the Company’s projected return rates. A decline in the market value of the pension and postretirement benefit plan assets, as was experienced in 2009, will increase the funding requirements under the Company’s pension and postretirement benefit plans if the actual asset returns do not recover these declines in value. Additionally, the Company’s pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or increases in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans. Also, future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, and our the results of operations and financial position of the Company could be negatively affected.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations or require us to effect additional dilutive equity issuances.

Our total assets include substantial goodwill. At December 31, 2009, our goodwill totaled $1,250.4 million. The goodwill is primarily associated with the acquisition of American Water by an affiliate of RWE in 2003 and the acquisition of E’Town Corporation in 2001. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. Annual impairment reviews are performed at November 30 of each year and interim reviews are performed when management determines that a triggering event has occurred. We have been required to reflect, as required by the applicable accounting rules, non-cash charges to operating results for goodwill impairment in the amounts of $450.0 million, $750.0 million, $509.3 million and $227.8 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively. These amounts include impairments relating to discontinued operations. As a result of these impairments, net income was reduced by $443.0 million, $738.5 million, $501.5 million and $223.6 million in 2009, 2008, 2007 and 2006, respectively.

The Company may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

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

Under the terms of some of our indebtedness and some of our agreements for the provision of services to water and wastewater facilities with municipalities, other governmental entities and other customers, American Water (excluding its regulated subsidiaries) provides guarantees of the performance of our Non-Regulated Businesses, including financial guarantees or deposits, to ensure performance of certain obligations. At December 31, 2009, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $3,402.0 million, and this amount is likely to increase if our Non-Regulated Businesses grow. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms. In addition, if the obligor on the instrument fails to perform certain obligations to the satisfaction of the party that holds the performance commitments that party may seek to enforce the performance commitments against us or proceed against the deposit. In that event, our financial condition, results of operations, cash flow and liquidity could be adversely affected.

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

Our IT systems are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which in turn, could cause our business and competitive position to suffer and cause our results of operations to be reduced. We depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also allow us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers. Our IT systems are vulnerable to damage or interruption from:

•	power loss, computer systems failures, and internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of customer data or security breaches, misappropriation and similar events;

•	computer viruses;

•	intentional acts of vandalism and similar events; and

•	hurricanes, fires, floods, earthquakes and other natural disasters.

Such damages or interruptions may result in physical and electronic loss of customer or financial data, security breaches, misappropriation and similar events. In addition, the lack of redundancy for certain of our IT systems, including billing systems, could exacerbate the impact on the Company of any of the foregoing events.

In addition, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our business, and we might lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency.

Our business transformation initiative involves risks, could result in higher than expected costs or otherwise adversely impact our operations and profitability.

We have undertaken a business transformation project, that is intended to upgrade our antiquated and manual processes and systems, in order to build efficiencies and provide more cost effective service to our customers. This multi-year, enterprise-wide initiative is intended to further support our broader strategic initiatives. The project is intended to optimize workflow throughout our field operations, improve our back-office operations and enhance our customer service capabilities. The scale and anticipated future costs associated with the business transformation project are significant and we could incur significant costs in excess of what we are planning to spend. Any technical or other difficulties in developing or implementing this initiative may result in delays, which in turn, may increase the costs of the project. When we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Further, we may not realize the cost improvements and greater efficiencies we hope for as a result of the project. In addition, we can provide no guarantee that we will be able to achieve timely or adequate rate recovery of these increased costs associated with the transformation project.

Currently, we operate numerous systems that have varying degrees of integration, which can lead to inefficiencies, workarounds and rework. As such, delays in the initiative being put into service will also delay cost savings and efficiencies expected to result from the project. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our customers and our ability to meet their needs efficiently. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

Our indebtedness could affect our business adversely and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.

As of December 31, 2009, our indebtedness (including preferred stock with mandatory redemption requirements) was $5,485.7 million, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:

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

We will depend primarily on operations to fund our expenses and to pay the principal and interest on our outstanding debt. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors beyond our control. If we do not have sufficient cash flow to pay the principal and interest on our outstanding debt, we may be required to refinance all or part of our existing debt, sell assets, borrow additional funds or sell additional equity. If our business does not generate sufficient cash flow from operations, or if we are unable to incur indebtedness sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to changes in our business that would prevent us from maintaining or increasing our business and cause our operating results and prospects to be affected adversely.

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

Currently, approximately 3,900 of our employees, or 51% of our total workforce, are unionized and represented by 18 different unions. Approximately one-fourth of our 84 union collective bargaining agreements expire annually, with 21 agreements covering 1,081 employees scheduled to expire before the end of 2010. We might not be able to renegotiate labor contracts on terms that are favorable to us and negotiations or dispute resolutions undertaken in connection with our labor contracts could be delayed or become subject to the risk of labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations may all adversely affect our financial condition, results of operations, cash flow and liquidity.

Material weaknesses in the Company’s internal controls over financial reporting existed during 2009. If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately or on a timely basis. Any inability to report and file our financial results in an accurate and timely manner could harm our business and adversely impact the trading price of our common stock.

As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules and regulations that govern public companies. In particular, we are required to certify our compliance with

Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2009, which requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. However, from 2003 until the completion of our initial public offering in April 2008, as an indirect wholly-owned subsidiary of RWE, we were not required to maintain a system of effective internal controls or comply with the requirements of the SEC and the Sarbanes-Oxley Act, nor to prepare our own consolidated financial statements. In connection with the preparation of our consolidated financial statements as of December 31, 2006, we and our independent registered public accountants identified six material weaknesses in our internal controls over financial reporting, each of which could have resulted in a material misstatement of our annual or interim consolidated financial statements. Since that time, we have addressed all areas of material weakness. As of December 31, 2009, we and our independent registered public accountants have tested the effectiveness of controls designated to address the weaknesses and, based on the results of these tests, no longer consider these control deficiencies to be material weaknesses. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Internal Control and Remediation Initiatives.” Moreover, we cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses, any of which may subject us to additional regulatory scrutiny, and cause future delays in filing our financial statements and periodic reports with the SEC. Any such delays in the filing of our financial statements and periodic reports may result in a loss of public confidence in the reliability of our financial statements and sanctions could be imposed on us by the SEC. We believe that any such misstatements or delays could negatively impact our liquidity, access to capital markets, financial condition and the market value of our common stock or cause a downgrade in the credit ratings of American Water or AWCC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, software rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water, and the collection and treatment of wastewater. Substantially all of our properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of our mortgage bonds. We lease our corporate offices, equipment and furniture, located in Voorhees, New Jersey from one of our wholly-owned subsidiaries. These properties are utilized by our directors, officers and staff in the conduct of the business.

Our regulated subsidiaries own, in the states in which they operate, transmission and distribution mains, pump stations, treatment plants, storage tanks, reservoirs and related facilities. A substantial acreage of land is owned by our Regulated Businesses, the greater part of which is located in watershed areas, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. Our Non-Regulated Businesses’ properties consist mainly of spreading and waste transportation equipment, office furniture and IT equipment and are primarily located in New Jersey and Canada. Approximately 50% of all our properties are located in New Jersey and Pennsylvania.

We maintain property insurance against loss or damage to our properties by fire or other perils, subject to certain exceptions. For insured losses, we are self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained. Any such losses could have a material adverse effect on our consolidated financial condition or results of operations.

We believe that our properties are generally maintained in good operating condition and in accordance with current standards of good water and wastewater works industry practice, and units of property are replaced as and when necessary.

ITEM 3.	LEGAL PROCEEDINGS

In 2001, CAWC, entered into a conservation agreement with the National Oceanic and Atmospheric Administration, which we refer to as NOAA, requiring CAWC to implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed, study the removal of the San Clemente Dam and explore long-term water sources other than a new reservoir in the Carmel River. Since that time, CAWC has implemented a number of measures to reduce the impact of its operations on the steelhead trout and other species and has begun the environmental review and permitting process for construction of a water desalination plant, which is intended to provide an alternate water source for the Monterey Peninsula and, in part, to address some of the foregoing concerns relating to withdrawals from Carmel River. In early 2004, NOAA informed CAWC of its concern that CAWC’s ongoing operations would cause the “take” of significant numbers of steelhead trout during the several remaining years required to implement the Coastal Water Project. In June 2006, CAWC and NOAA entered a settlement agreement whereby CAWC agreed to fund certain additional projects to improve habitat conditions for and aid in the recovery of steelhead trout in the Carmel River watershed. Under the settlement agreement, CAWC is required, among other things, to make an initial payment of $3.5 million plus six annual installments of $1.1 million. The settlement agreement requires that all payments made by CAWC to NOAA be used for mitigation projects in the Carmel River watershed. NOAA has agreed not to assess any penalties or otherwise prosecute CAWC for any “take” of steelhead trout, so long as CAWC complies with the settlement agreement. Effective March 3, 2009, the Company and NOAA executed an amended settlement agreement to allow the required payments to be made to and managed by a California state agency under an existing mitigation program thereby ensuring that settlement payments will be used for mitigation projects in the Carmel River watershed. Consistent with the amended agreement, the Company paid an initial $3.5 million in April 2009 and is scheduled to make the first $1.1 million installment payment in July 2010. The settlement agreement also requires the Company and NOAA to meet and negotiate a resolution to NOAA’s concerns regarding changes to the Company’s operations on the Carmel River to protect the fish and improve its habitat. The Company and NOAA are currently engaged in this second phase of negotiations. On March 14, 2008, the Sierra Club and the Carmel River Steelhead Association notified CAWC of their intent to file a citizen suit, 60 days therefrom, for violations of the federal Endangered Species Act alleging the “take” of steelhead trout by CAWC along the Carmel River and seeking injunctive relief to reduce river water diversions and increase river flow and fish passage facilities. On June 25, 2009, the Sierra Club and the Carmel River Steelhead Association filed suit seeking to enjoin the Company’s pumping on the Carmel River. The suit was dismissed on the Company’s motion on January 8, 2010. The Sierra Club and the Carmel River Steelhead Association also filed an administrative complaint with the California State Water Resources Control Board in December 2008 claiming that certain fish passage facilities do not meet existing permit requirements. CAWC also undertakes activities to protect the threatened California red-legged frog and its habitat in the Carmel River pursuant to a prior agreement with the U.S. Fish and Wildlife Service (“USFWS”). This agreement is currently expired, and CAWC is in discussions with USFWS to renew the agreement.

In addition, the State Water Resources Control Board held administrative hearings in the summer of 2008 to address claims that CAWC has exceeded its water diversion rights in the Carmel River and has not diligently pursued establishing an alternative water supply as required by an administrative order issued to CAWC by the State Water Resources Control Board in 1995. The State Water Resources Control Board adopted a Cease and Desist Order to CAWC on October 20, 2009. The Order finds that CAWC has not sufficiently implemented actions to terminate its unpermitted diversions from the Carmel River as required by an administrative order issued to CAWC by the State Water Resources Control Board in 1995. The Order requires, among other things, that CAWC significantly decrease its yearly diversions from the river according to a set reduction schedule running from the date the Order was adopted until December 31, 2016, at which point all unpermitted diversions must end. The Order also requires that CAWC plan, design and implement, within twenty-four months of the date the Order was adopted, projects designed to reduce the need for Carmel River diversions. We have appealed the Order to the Superior Court of California challenging the findings and requirements of the Order. We cannot assure you, however, that the appeal will be successful or that, if unsuccessful, we will be able to comply with the requirements under the Order or that any such compliance will not result in material additional costs or obligations to us.

In February 2004, the New Jersey Department of Environmental Protection, which we refer to as NJDEP, issued to NJAWC, a notice of violation alleging that NJAWC had exceeded annual diversion limits contained in NJAW’s water allocation permits for certain wells in our Lakewood system during the years 2001 through 2003. NJDEP initially assessed a penalty of $0.6 million. NJAWC subsequently submitted a voluntary statewide Self Disclosure Report identifying all such exceedances for the period of 1999 through 2003. In December 2007, NJAWC finalized an administrative consent order with NJDEP to resolve the above violations under which NJAWC has paid a civil fine of $0.1 million and has undertaken a $0.4 million environmental project. The project report is the lone aspect of the project remaining and we currently expect that aspect to be completed before the end of 2010. We believe that NJAWC is operating in compliance with the applicable diversion limits in its water allocation permits.

Terratec, our Canadian subsidiary, is subject to and has been complying with an Order by the Ontario Ministry of the Environment, which we refer to as MOE, issued on October 31, 2006 requiring it to take steps to thicken certain biosolids that had been more susceptible to spillage during transport. MOE conducted an investigation and laid charges against Terratec relating to four such transport spillage incidents involving Terratec that occurred prior to the issuance of the Order. In December 2008, Terratec and the MOE agreed that Terratec would pay a fine of Cdn $300,000 plus a 25% surcharge to resolve these charges. The fine has been paid and this matter is now complete.

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will materially affect our financial position or results of operations.

ITEM 4.	(RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to April 23, 2008, there was no established public trading market for our common stock. Since April 23, 2008, our common stock has traded on the NYSE under the symbol “AWK.” As of February 25, 2010, there were 174,670,026 shares of common stock outstanding and approximately 49 record holders of common stock.

The following table sets forth the per-share range of the high and low closing sales prices of our common stock as reported on the NYSE and the cash dividends paid and declared per share for the years ended December 31, 2009 and 2008.

	2009					2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Dividends paid per common share	$0.20	$0.20	$0.21	$0.21	$0.82	—	—	$0.20	$0.20	$0.40
Dividend declared per common share	$0.20	$0.20	$0.21	$0.21	$0.82	—	—	$0.20	$0.20	$0.40
Price range of common stock
—High	$21.48	$19.26	$20.48	$22.68	$22.68	—	$23.37	$22.95	$22.16	$23.37
—Low	$16.53	$16.80	$18.28	$18.97	$16.53	—	$20.60	$18.63	$17.16	$17.16

For information on securities authorized for issuance under our equity compensation please, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of operations data(1):
Operating revenues	$2,440,703	$2,336,928	$2,214,215	$2,093,067	$2,136,746
Operating income (loss)	$173,609	$(186,896)	$15,129	$252,513	$111,575
Income (loss) from continuing operations	$(233,083)	$(562,421)	$(342,275)	$(155,850)	$(275,130)
Income (loss) from continuing operations per basic common share(2)	$(1.39)	$(3.52)	$(2.14)	$(0.97)	$(1.72)
Income (loss) from continuing operations per diluted common share(2)	$(1.39)	$(3.52)	$(2.14)	$(0.97)	$(1.72)

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Cash and cash equivalents	$22,256	$9,542	$13,481	$29,754	$65,077
Utility plant and property, net of depreciation	10,523,844	9,991,783	9,199,909	8,605,341	8,101,769
Total assets	13,452,651	13,231,818	12,951,327	12,783,059	12,542,029
Short-term and long-term debt	5,461,745	5,278,895	4,991,806	4,103,532	5,030,078
Redeemable preferred stock	23,946	24,150	24,296	1,774,475	1,774,691
Total debt and redeemable preferred stock	5,485,691	5,303,045	5,016,102	5,878,007	6,804,769
Common stockholders’ equity	4,000,859	4,102,001	4,542,046	3,817,397	2,804,716
Preferred stock without mandatory redemption requirements	4,557	4,557	4,568	4,568	4,571
Total stockholders’ equity	4,005,416	4,106,558	4,546,614	3,821,965	2,809,287

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Other data:
Cash flows provided by (used in):
Operating activities	$596,156	$552,169	$473,712	$323,748	$525,435
Investing activities	(703,611)	(1,033,667)	(746,578)	(691,438)	(530,165)
Financing activities	120,169	477,559	256,593	332,367	(9,049)
Construction expenditures, included in investing activities	(785,265)	(1,008,806)	(750,810)	(682,863)	(552,636)
Dividends declared per common share	0.82	0.40	—	—	—

(1)	On September 28, 2007, Thames US Holdings, at the time an indirect wholly-owned subsidiary of RWE, was merged with and into American Water, with American Water as the surviving entity. American Water was an indirect wholly-owned subsidiary of RWE until its initial public offering in April 2008. The historical consolidated financial statements of American Water represent the consolidated results of the Company, formerly issued under the name Thames Water Aqua US Holdings, Inc. and Subsidiary Companies.
(2)	The number of shares used to compute income (loss) from continuing operations per basic common share and income (loss) from continuing operations per diluted common share for the fiscal years ended December 31, 2007 is 160.0 million after giving effect to the 160,000-for-1 stock split on November 7, 2007. For the years ended December 31, 2009 and 2008, there are no dilutive incremental common shares included in diluted earnings per share as all potentially dilutive instruments would be anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods prior to the consummation of our initial public offering and related transactions. Accordingly, the discussion and analysis of historical periods before our initial public offering and related transactions do not reflect the significant impact that these transactions have had or will have on us. You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Form 10-K. You should read “Risk Factors” and “Forward-Looking Statements.” Certain 2008 and 2007 amounts have been reclassified within operations and maintenance expense to conform to the 2009 presentation.

Overview

Founded in 1886, American Water is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our more than 7,000 employees provide drinking water, wastewater and other water-related services to more than 16 million people in 35 states and two Canadian provinces. In 2009, we generated $2,440.7 million in total operating revenue, representing approximately four times the operating revenue of the next largest investor-owned company in the United States water and wastewater business, and $173.6 million in operating income, which includes $450.0 million of impairment charges relating to continuing operations, and a net loss of $233.1 million.

Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state PUCs in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters. Our Regulated Businesses currently provide services in 20 states and in 2009 served approximately 3.3 million customers, or connections to our water and wastewater networks. We report the results of this business in our Regulated Businesses segment. For the year ended December 31, 2009 our Regulated Businesses generated $2,207.3 million in operating revenue, prior to inter-segment eliminations, representing 90.4% of our consolidated operating revenue.

We also provide services that are not subject to economic regulation by state PUCs. Our Non-Regulated Businesses include our:

•

Contract Operations Group, which enters into public/private partnerships, including O&M and DBO contracts for the provision of services to water and wastewater facilities for municipalities and industrial customers, the United States military and other customers;

•	Applied Water Management Group, which works with customers to design, build and operate small water and wastewater treatment plants; and

•	Homeowner Services Group, which provides services to domestic homeowners to protect against the cost of repairing broken or leaking pipes inside and outside their homes.

We report these results in our Non-Regulated Businesses segment. For the year ended December 31, 2009, our Non-Regulated Businesses generated $257.7 million in operating revenue, prior to inter-segment eliminations.

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

Upon the completion of our initial public offering in April 2008, we again became listed on the NYSE. RWE Aqua Holdings GmbH, the selling stockholder, sold approximately 63.2 million shares of the Company’s common stock at that time. At December 31, 2008, RWE owned approximately 60% of the Company’s shares of common stock. On June 10, 2009 and August 18, 2009 RWE continued to divest of its investment in our common stock through public offerings of an additional 15.4 million shares and 40.3 million shares, respectively. In November 2009, RWE completed its divestiture of the Company in a public offering of the remaining 41.1 million shares of our common stock, including 3.7 million sold upon underwriters’ exercise of their over-allotment option. As a result of the full exercise of the underwriter’s option, RWE fully divested of their interest in our common stock.

Our Internal Control and Remediation Initiatives

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. However, from 2003 to April 28, 2008, we were an indirect wholly-owned subsidiary of RWE and, as a privately owned company, were not required to comply with the requirements of the SEC and the Sarbanes-Oxley Act or to prepare our own consolidated financial statements. As a public reporting company, we are required, among other things, to maintain a system of effective internal control over financial reporting suitable to prepare our publicly reported financial statements in a timely and accurate manner, and also to evaluate and report on such system of internal control. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2009, which required us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.

In connection with the preparation of our consolidated financial statements as of December 31, 2006, we and our independent registered public accountants identified six material weaknesses in our internal control over financial reporting, each of which could have resulted in a material misstatement of our annual or interim consolidated financial statements. Since that time, we addressed all areas of material weakness. As of December 31, 2009, we have tested the effectiveness of controls designated to address the weaknesses and, based on the results of these tests, no longer consider these control deficiencies to be material weaknesses. For further discussion, see “Risk Factors—Risks Related to Our Industry and Business.”

As of December 31, 2009, the Company had incurred $58.4 million, most of which were for contracted services, to remediate these material weaknesses and to document and test key financial reporting controls. As a condition to state PUC approval of the RWE Divestiture, we agreed that costs incurred in connection with our initial internal control and remediation initiatives would not be recoverable in rates charged to our customers.

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

In addition, since our acquisition by RWE in 2003, our results of operations have also been significantly influenced by goodwill impairments. See “Goodwill Impairment.”

Factors that may affect the results of operations of our Regulated Businesses’ operating performance are mitigated by state PUCs granting us appropriate rate relief that is designed to allow us to recover prudently incurred expenses and to earn an appropriate rate of return on our investment.

Economic Utility Regulation

Our subsidiaries in the states in which we operate our Regulated Businesses are generally subject to extensive economic regulation by their respective state PUCs. Although specific authority might differ from state to state, in most states, these state PUCs must approve rates, accounting treatments, long-term financing programs, significant capital expenditures and plant additions, transactions between the regulated subsidiary and affiliated entities, reorganizations and mergers and acquisitions, in many instances prior to their completion. Regulatory policies not only vary from state to state, they may change over time. These policies will affect the timing as well as the extent of recovery of expenses and our actual return on invested capital.

Our operating revenue is typically determined by reference to the volume of water supplied to a customer multiplied by a price-per-gallon set by a tariff approved by the relevant state PUC. The process to obtain approval for a change in rates, or rate case, involves filing a petition with the state PUC on a periodic basis as determined by our capital expenditures needs, water usage and our operating costs. Rate cases and other rate-related proceedings can take several months to a year or more to complete. Therefore, there is frequently a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment, a consumption decrease or incurs an operating expense increase and when those items are reflected in rates. The management team at each of our regulated subsidiaries works to minimize regulatory lag.

Our results of operations are significantly affected by rates authorized by the state PUCs in the states in which we operate, and we are subject to risks and uncertainties associated with rate stay-outs and delayed or inadequate rate recovery. In addition to general rate case filings, we generate revenues through other cost recovery procedures. For example, some states in which we operate allow utility subsidiaries to begin recovery of system infrastructure replacement costs without the necessity of filing a full rate proceeding. Since infrastructure replacement is a significant element of capital expenditures made by our subsidiaries, such programs can reduce regulatory lag.

Currently, Pennsylvania, Illinois, Missouri, Indiana, New York, California and Ohio have allowed the use of these infrastructure surcharges. These surcharges adjust periodically based on qualified capital expenditures being completed or anticipated in a future period. These surcharges are typically reset to zero when new base rates are effective and incorporate the costs of these infrastructure expenditures. In 2009, we were granted an additional $24.6 million in revenues, assuming constant sales volumes from such surcharges in several of our states. Furthermore, we were granted a $2.0 million increase for an arsenic surcharge in our Arizona subsidiary, allowing recovery for costs associated with the construction and operation of arsenic treatment facilities.

Also, some of the states in which we operate permit pass-through provisions that allow for an increase in certain operating costs, such as purchased power, purchased water and property taxes, to be passed onto and recovered from the customers outside of a full rate proceeding.

Some states have permitted use of a fully forecasted test year instead of historical data to set rates. Examples of these states include Illinois, Kentucky, New York, Tennessee and California. In all states in which we operate on a regulated basis PUCs have allowed utilities to update historical data for some changes that occur for some limited period of time subsequent to the historical test year. This allows utilities to take account of some more current costs or capital investments in the rate-setting process. The extent in which historical data can be updated will generally vary from state to state and whether the changes are known and measurable.

Another regulatory mechanism intended to address issues of regulatory lag includes the ability, in some circumstances, to recover in rates a return on utility plant before it is actually in service, instead of capitalizing an allowance for funds used during construction. Examples of states that have allowed such recovery include Texas, Pennsylvania, Ohio, Kentucky, Virginia, Illinois and California.

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

In 2009, we received authorizations for additional annualized revenues from general rate cases, including staged increases, of $80.9 million. We are awaiting the final order for our Hawaii general rate case that was filed in 2007, requesting $1.3 million in total additional annual revenues. In October 2008, The Hawaii Public Utility Commission approved on an interim basis an increase in additional annualized revenues of $0.7 million. The interim rates were effective beginning in the fourth quarter of 2008. Also, as of December 31, 2009, we are awaiting final orders in eight other states, for general rate cases filed in 2009, requesting additional annualized revenues of $217.6 million. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted. On February 26, 2010, we filed a general rate case in Kentucky requesting additional annualized revenue of $25.8 million.

Infrastructure Investment

The water and wastewater utility industry is extremely capital intensive. We invested approximately $785 million and $1 billion in net Company-funded capital improvements in 2009 and 2008, respectively. For 2010 and the foreseeable future, we anticipate spending between $800 million and $1.0 billion yearly on Company-funded capital investment, depending upon the timing of major capital projects. Our capital investment includes both infrastructure renewal programs, where we replace existing infrastructure, as needed, and construction of new facilities to meet customer growth. As a percentage of the total capital investment, we estimate our annual investment to replace aging infrastructure including mains, meters, and supply and treatment facilities, will be approximately 40%. We estimate that of the total capital investment in new facilities to serve customer growth and to comply with water quality standards and other regulatory requirements will be 20% and 15%, respectively. Projects to enhance system reliability, quality of service, risk reduction as well as efficiency related and other projects are estimated to be approximately 25% of the total capital investment.

These capital investments are needed on an ongoing basis to comply with existing and new regulations, renew aging treatment and network assets, provide capacity for new growth and enhance system reliability, security and quality of service. The need for continuous investment presents a challenge due to the potential for regulatory lag, or the delay in recovering our operating expenses and earning an appropriate rate of return on our invested capital and a return of our invested capital. Because the decisions of state PUCs and the timing of those decisions can have a significant impact on the operations and earnings of our Regulated Businesses, we maintain a rate case management program guided by the goals of obtaining efficient recovery of costs of capital and utility operation and maintenance costs, including costs incurred for compliance with environmental, health and safety and water quality regulation. As discussed above under “—Economic Utility Regulation,” we pursue methods to minimize the adverse impact of regulatory lag and continue to work with state PUCs and legislatures to implement a number of approaches to achieve this result, including promoting the implementation of forms of forward-looking test years and infrastructure surcharges.

Compliance with Environmental, Health and Safety Standards

Our water and wastewater operations are subject to extensive United States federal, state and local and, in the case of our Canadian operations, Canadian laws and regulations, governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. These requirements include the Safe Drinking Water Act, the Clean Water Act, the amendments to and reauthorizations of the Clean Water and Safe Drinking Acts, and similar state and Canadian laws and regulations. We are also required to obtain various environmental permits from regulatory agencies for our operations. State PUCs also set conditions and standards for the water and wastewater services we deliver. We incur substantial costs associated with compliance with environmental, health and safety and water quality regulation to which our Regulated Businesses are subject.

Environmental, health and safety and water quality regulations are complex and change frequently, and the overall trend has been that they have become more stringent over time. We face the risk that as newer or stricter standards are introduced, they could increase our operating expenses. In the past, we have generally been able to recover expenses associated with compliance related to environmental, health and safety standards, but this recovery is affected by regulatory lag and the corresponding uncertainties surrounding rate recovery.

Production Costs

Our water and wastewater services require significant production inputs which result in significant production costs. These costs include fuel and power, which is used to operate pumps and other equipment, purchased water, and chemicals used to treat water and wastewater. We also incur production costs for waste disposal. For 2009, production costs accounted for approximately 22.9% of our total operation and maintenance costs. Price increases associated with these inputs impact our results of operations until rate relief is granted.

Customer Growth

Customer growth in our Regulated Businesses is driven by (i) organic population growth within our authorized service areas and (ii) by adding new customers to our regulated customer base by acquiring water and wastewater utility systems. Generally, we add customers through tuck-ins of small water and/or wastewater systems, typically serving fewer than 10,000 customers, in close geographic proximity to areas where we currently operate our Regulated Businesses. During 2009, 2008 and, 2007, we had cash outflows of $7.8 million, $12.5 million and $15.9 million, respectively, for tuck-in acquisitions of water and wastewater systems which allowed us to expand our regulated customer base. We also seek larger acquisitions that allow us to acquire multiple water and wastewater utility systems in our existing and new markets. Our experienced development team evaluates potential acquisition targets across the country. Before entering new regulated markets, we will evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards. These acquisitions may include acquisitions of companies that have operations in multiple markets. For further information, see “Business—Growth.”

Declining Water Usage Per Customer

Increased water conservation, including the use of more efficient household fixtures and appliances among residential consumers, combined with declining household sizes in the United States, have contributed to a trend of declining water usage per residential customer. Additionally, in the current economic environment, both industrial and commercial usage continues to decline.

The average annual decrease in residential water usage per customer from January 2000 through December 2009 (as a percentage of January 2000 usage) in the larger states served by our Regulated Businesses ranged from a decline of 0.65% per year in New Jersey at the low end to as high as 1.51% per year in Arizona. The decline in industrial and commercial usage from 2008 to 2009 was 7.6%.

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

Our Regulated Businesses are heavily dependent upon operating revenue generated from rates we charge to our customers for the volume of water they use. Declining usage due to conservation or economic environment contribute to regulatory lag and will have a negative impact on our long-term operating revenues if we are unable to secure appropriate regulatory treatment to offset the usage decline.

Water Supply

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Also, customer usage of water is affected by weather conditions, in particular during the warmer months. Our water systems experience higher demand in the summer due to the warmer temperatures and increased usage by customers for lawn irrigation and other outdoor uses. Summer weather that is cooler and wetter than average generally serves to suppress customer water demand and can have a downward effect on our operating revenue and operating income. Conversely, when weather conditions are extremely dry and even if our water supplies are sufficient to serve our customers, our systems may be affected by drought-related warnings and/or water usage restrictions imposed by governmental agencies, purchase supply allocations and mandatory conservation measures. All of the above conditions serve to reduce customer demand and operating revenues. These restrictions may be imposed at a regional or state level and may affect our service areas regardless of our readiness to meet unrestricted customer demands. We employ a variety of measures to ensure that we have adequate sources of water supply, both in the short-term and over the long-term. For additional detail concerning these measures, see “Business—Our Regulated Businesses—Overview of Networks, Facilities and Water Supply.”

The geographic diversity of our service areas tends to mitigate some of the effect of weather extremes. In any given summer, some areas are likely to experience drier than average weather while other areas will experience wetter than average weather.

Goodwill Impairment

At December 31, 2009, the Company’s goodwill totaled $1,250.4 million. The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

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

For the November 30, 2009 impairment test, the estimated fair value of the Regulated reporting unit for step 1 was based on a combination of the following valuation techniques:

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

Because of the unique nature, small size and lack of historical earnings of most of the Non-Regulated reporting units, a market approach could not be reasonably applied. As such the estimated fair values of the Non-regulated reporting units were determined entirely on the basis of discounted cash flow models.

The Company has completed its November 30, 2009 annual impairment review and does not believe that the Company’s goodwill balance was impaired. The Company’s fair value calculated in its 2009 impairment test period was approximately 6% above the aggregate carrying value of its reporting units.

However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

In making the determination, we considered both qualitative and quantitative factors, including the effect of the recent volatility in the equity and debt markets on the Company’s market capitalization. As such, the Company believes that the current evaluation technique is more appropriate than relying solely on the current trading market value of the Company’s common stock.

We also made certain assumptions, which we believe to be appropriate, that support the fair value of our reporting units. We considered, in addition to the listed trading price of the Company’s shares, the applicability of a control premium to our shares and certain other factors we deemed appropriate. As a result, we concluded that the Company’s fair value exceeds what we might otherwise have concluded had we relied on market price alone.

The difference between our calculated market capitalization (which approximates carrying value) and the aggregate fair value of our reporting units resulted from an estimated control premium. The estimated control premium represents the incremental premium a buyer is willing to pay to acquire a controlling, majority interest in the Company. In estimating the control premium, management principally considered the current market conditions and historical premiums paid in utility acquisitions observed in the marketplace.

The Company recorded impairment charges for goodwill, in the amount of $450.0 million in the first quarter of 2009, $750.0 million in the first quarter of 2008, $243.3 in third quarter of 2007 and $266.0 million in the fourth quarter of 2007.

Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Operating revenues	$2,440,703	$2,336,928	$2,214,215

Operating expenses:
Operation and maintenance	1,324,355	1,303,798	1,246,479
Depreciation and amortization	294,240	271,261	267,335
General taxes	199,262	199,139	183,253
Gain on sale of assets	(763)	(374)	(7,326)
Impairment charge	450,000	750,000	509,345

Total operating expenses, net	2,267,094	2,523,824	2,199,086

Operating income (loss)	173,609	(186,896)	15,129

Other income (deductions):
Interest, net	(296,545)	(285,155)	(283,165)
Allowance for other funds used during construction	11,486	14,497	7,759
Allowance for borrowed funds used during construction	7,224	8,171	3,449
Amortization of debt expense	(6,647)	(5,895)	(4,867)
Other, net	(792)	4,684	6,176

Total other income (deductions)	(285,274)	(263,698)	(270,648)

Loss from continuing operations before income taxes	(111,665)	(450,594)	(255,519)

Provision for income taxes	121,418	111,827	86,756

Loss from continuing operations	(233,083)	(562,421)	(342,275)
Loss from discontinued operations, net of tax	—	—	(551)

Net loss	$(233,083)	$(562,421)	$(342,826)

Loss per common share:
Basic
Loss from continuing operations	$(1.39)	$(3.52)	$(2.14)
Loss from discontinued operations, net of tax	$—	$—	$(0.00)
Net loss	$(1.39)	$(3.52)	$(2.14)
Diluted
Loss from continuing operations	$(1.39)	$(3.52)	$(2.14)
Loss discontinued operations, net of tax	$—	$—	$(0.00)
Net loss	$(1.39)	$(3.52)	$(2.14)
Average common shares outstanding during the period:
Basic	168,164	159,967	160,000
Diluted	168,164	159,967	160,000

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the Years Ended December 31,
	2009		2008		2007
	Regulated Businesses	Non- Regulated Businesses	Regulated Businesses	Non- Regulated Businesses	Regulated Businesses	Non- Regulated Businesses
	(in thousands)
Operating revenues	$2,207,290	$257,710	$2,082,740	$272,186	$1,987,565	$242,678
Adjusted EBIT(1)	$591,606	$21,264	$531,774	$26,307	$500,088	$23,579

(1)	Adjusted EBIT is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flows for periods presented and should not be considered as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial and industrial customers. As such, our results of operations are impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate. The table below details additional annual revenues, including step increases and assuming a constant volume, authorized by rate decisions and infrastructure charges filings which were granted in 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
	(in millions)
State
General Rate Cases:
Pennsylvania	30.8	1.9	36.0
New Jersey(1)	1.6	72.1	56.2
Kentucky	10.3	—	7.9
Missouri	—	34.5	21.4
Illinois	—	21.6	—
Indiana	—	—	14.0
California(2)	16.0	13.0	0.5
West Virginia	5.2	14.5	—
New York(3)	—	6.6	—
Arizona	8.1	8.6	0.8
Iowa	6.1	4.3	—
Other	2.8	10.6	10.3

Subtotal—General Rate Cases	80.9	187.7	147.1

Infrastructure Charges:
Pennsylvania	15.2	10.3	4.6
Missouri	2.7	2.7	2.6
Indiana	3.8	3.9	—
Illinois	0.9	1.1	1.7
Arizona	2.0	0.6	2.9
Other	2.0	—	—

	107.5	206.3	158.9

(1)	2009 amount includes additional increases of $0.5 million effective in 2010 and $0.4 million effective in 2011.
(2)	2009 amount includes additional increase of $1.3 million effective in 2010 and $1.8 million in 2011; 2008 amount includes additional increase of $2.0 million effective in 2009 and $2.5 million effective in 2010.
(3)	2008 amount includes additional increases of $1.0 million effective in 2009 and $1.0 million effective in 2010.

The effective date for the 2009 Pennsylvania rate increase was November 7, 2009. The effective dates for the larger rate increases granted in 2008 were December 8, 2008, November 28, 2008 and August 8, 2008 in New Jersey, Missouri and Illinois, respectively. The effective dates for the larger rate increases granted in 2007 were March 30, 2007, November 30, 2007 and October 22, 2007 in New Jersey, Pennsylvania and Missouri, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

Operating revenues. Our operating revenues increased by $103.8 million, or 4.4%, to $2,440.7 million for 2009 from $2,336.9 million for 2008. Regulated Businesses’ revenues increased by $124.6 million, or 6.0%, for 2009 compared to 2008. The Non-Regulated Businesses’ revenues for 2009 decreased by $14.5 million, or 5.3%, from 2008.

The increase in the Regulated Businesses’ revenues was primarily due to incremental revenues of $187.3 million resulting from rate increases obtained through general rate case as well as higher revenues resulting from surcharges and balancing accounts of $18.2 million. Additional revenues of $4.9 million were attributable to water and wastewater acquisitions, most of which were in the later half of 2008, and fire service revenues increased by $5.3 million. These increases were offset by an $93.6 million decrease in revenues related to lower customer consumption, in a number of our operating companies mainly as a result of wet and cool weather in the Mid-Atlantic and Midwestern regions of the United States as well as the downturn in the economy and conservation.

Our Non-Regulated Businesses’ operating revenues decreased by $14.5 million, or 5.3%, to $257.7 million in 2009 from $272.2 million for 2008. The net decrease was primarily attributable to lower revenues in our Contract Operations Group and in our Applied Water Management Group, partially offset by increased revenues in our Homeowner Services Group. The decrease in Contract Operations Group revenues was primarily attributable to lower revenues associated with design and build contracts offset by increased military construction and O&M project revenues. Applied Water Management Group revenues were lower than the prior year primarily due to the disposal of a pumping and hauling business in late 2008 in addition to the decline in design and build activity resulting from the downturn in new home construction. The increase from our Homeowner Service Group represented increased product penetration within its existing customer base and the addition of New Mexico to our list of states where we offer our services.

The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and water sales volume by customer class:

	For the Years Ended December 31,
	2009		2008		2009		2008
	Operating Revenues (dollars in thousands)				Water Sales Volume (gallons in millions)
Customer Class
Water service:
Residential	$1,263,178	57.2%	$1,197,723	57.5%	203,701	53.4%	214,045	52.9%
Commercial	425,746	19.3%	403,596	19.4%	85,490	22.4%	89,920	22.2%
Industrial	99,696	4.5%	101,769	4.9%	36,212	9.5%	42,032	10.4%
Public and other	271,959	12.3%	255,637	12.3%	55,911	14.7%	58,838	14.5%
Other water revenues	57,016	2.6%	44,157	2.1%	—	—	—	—

Total water revenues	2,117,595	95.9%	2,002,882	96.2%	381,314	100.0%	404,835	100.0%

Wastewater service	89,695	4.1%	79,858	3.8%

	$2,207,290	100.0%	$2,082,740	100.0%

Water services—Water service operating revenues from residential customers for 2009 increased $65.5 million, or 5.5%, from 2008, primarily due to rate increases offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 10.3 billion gallons, or 4.8%, from 2008. We attribute this decrease to wetter and cooler than normal weather conditions in a number of states in which we operate. Water conservation in general, as well as the impact of California’s new conservation tariffs which were effective in 2009 and its severe water shortage due to legal restrictions imposed upon withdrawals from the Sacramento Delta, and a long-term drought also contributed to the reduction.

Water service operating revenues from commercial water customers for 2009 increased by $22.2 million, or 5.5%, mainly due to rate increases offset by decreases in sales volume compared to 2008. The volume of water sold to commercial customers decreased by 4.4 billion gallons, or 4.9%, from 2008. We attribute this decrease to the weather conditions as well as the downturn in the economy.

Water service operating revenues from industrial customers for 2009 decreased $2.1 million, or 2.0%, from 2008 mainly due to decreased sales volume offset by rate increases. The volume of water sold to industrial customers decreased 5.8 billion gallons, or 13.8%, from 2008. We attribute the decrease in the sales volumes to the current economic environment as customers reduce demand due to slow-down in their production process or the shut-down of production altogether in the case of some bankruptcies.

Water service operating revenues from public and other customers increased $16.3 million, or 6.4%, from 2008 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $113.2 million for 2009, an increase of $8.8 million from 2008. Revenues generated by sales to governmental entities and resale customers for 2009 totaled $158.8 million, an increase of $7.5 million from 2008.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services for 2009 increased by $9.8 million, or 12.3%, from 2008. The increase was attributable to increases in rates charged to customers in a number of our operating companies as well as higher revenues as a result of acquisitions of wastewater systems in Pennsylvania and West Virginia in the last six months of 2008.

Operation and maintenance. Operation and maintenance expense increased $20.6 million, or 1.6%, for 2009 compared to 2008.

Operation and maintenance expense for 2009 and 2008, by major expense category, were as follows:

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Production costs	$303,298	$288,571	$14,727	5.1%
Employee-related costs	540,225	505,550	34,675	6.9%
Operating supplies and services	248,521	283,230	(34,709)	(12.3)%
Maintenance materials and services	131,781	136,305	(4,524)	(3.3)%
Customer billing and accounting	47,768	44,012	3,756	8.5%
Other	52,762	46,130	6,632	14.4%

Total	$1,324,355	$1,303,798	$20,557	1.6%

Production costs increased by $14.7 million, or 5.1%, for 2009 compared to 2008. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Fuel and power	$108,578	$110,641	$(2,063)	(1.9)%
Purchased water	97,966	95,253	2,713	2.8%
Chemicals	63,289	50,823	12,466	24.5%
Waste disposal	33,465	31,854	1,611	5.1%

Total	$303,298	$288,571	$14,727	5.1%

The decrease in fuel and power costs was primarily due to lower fuel prices in addition to the decreased water sales volumes partially offset by increased electric rates. Purchased water increased due to rate increases by our suppliers. The increase in chemical costs is due to rising prices for those commodities compared to the same period in the prior year.

Employee-related costs including wage and salary, group insurance, and pension expense increased $34.7 million, or 6.9%, for 2009 compared to 2008. These employee-related costs represented 40.8% and 38.8% of operation and maintenance expenses for 2009 and 2008, respectively.

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Salaries and wages	$391,074	$379,509	$11,565	3.0%
Pensions	50,392	39,315	11,077	28.2%
Group insurance	77,102	67,330	9,772	14.5%
Other benefits	21,657	19,396	2,261	11.7%

Total	$540,225	$505,550	$34,675	6.9%

Salaries and wages increased $5.8 million and $3.8 million in our Regulated and Non-Regulated Businesses, respectively. These increases primarily resulted from increased employee headcount as a result of enhancing customer service and merit wage rate increases partially offset by $4.3 million of wages related to job reclassification of certain hourly employees for services performed which was recorded in 2008 in addition to less expense for overtime worked in 2009. The increase in pension expense was primarily due to an increase in our Regulated Businesses’ pension expense of $11.7 million, or 25.8%, for 2009 over 2008. This increase is mainly attributable to an increase in the amortization of actuarial losses attributable to lower than expected returns on plan assets in 2008 as a result of the decline in the economic environment. These market conditions are also the primary reason for the increase in costs for the other post employment benefits which are included in the group insurance amounts above. Medical benefit expenses, which are included in group insurance, for employees increased due to an increase in the number of employees and the rising cost of health care. Other benefits increased primarily as a result of increased salaries and wages which in turn resulted in increased Company contribution to the 401(k) and defined contribution plans. Also other benefit expenses increased due to the benefit expense related to the new employee stock purchase plan.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For 2009 these costs decreased by $34.7 million, or 12.3%, compared to 2008.

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Contracted services	$83,399	$111,847	$(28,448)	(25.4)%
Office supplies and services	63,134	63,422	(288)	(0.5)%
Transportation	32,240	36,337	(4,097)	(11.3)%
Rents	22,481	22,543	(62)	(0.3)%
Other	47,267	49,081	(1,814)	(3.7)%

Total	$248,521	$283,230	$(34,709)	(12.3)%

Contracted services decreased in 2009 compared to the same period in 2008. This decrease was primarily attributable to a decrease in contracted services in our Non-Regulated Businesses of $19.1 million in 2009 as compared to 2008, primarily as a result of a decreased level of activity for our design, build and operate project in Fillmore, California. Additionally, consulting fees associated with our remediation efforts to comply with the Sarbanes-Oxley Act of 2002 decreased $9.4 million. The decrease in transportation costs is due to lower gasoline prices, on average, in 2009 as compared to 2008. Other operating supplies and services decreased due to lower divestiture and initial public offering (“IPO”) related costs. These costs totaled $1.9 million in 2009 compared to $12.4 million in 2008. Offsetting these decreases were 2009 condemnation costs of $2.4 million, the establishment of reserves for assets not recoverable at this time associated with the California rate case of $1.0 million, an increase in business development costs of $1.0 million and $1.5 million of profits included in our Non-Regulated Businesses’ expenses in 2008 as a result of the finalization and acceptance by the third party related to construction projects. Also included is an adjustment of $3.4 million attributable to previously capitalized costs.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, decreased $4.5 million, or by 3.3%, for 2009 compared to 2008.

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Maintenance services and supplies	$90,843	$94,790	$(3,947)	(4.2)%
Removal costs, net	40,938	41,515	(577)	(1.4)%

Total	$131,781	$136,305	$(4,524)	(3.3)%

Our Regulated Businesses’ maintenance materials and service costs decreased by $1.2 million in 2009. In addition to the lower removal costs, the 2008 costs included $2.6 million associated with a program in Illinois to maintain valves and fire hydrants. Offsetting these decreases were additional costs incurred by our Arizona subsidiary attributable to a backbilling by the City of Glendale, Arizona for our pro rata share of sewer line maintenance amounting to $1.0 million as well as increased tank painting costs of $0.7 million in one of our operating subsidiaries. The Non-Regulated Businesses’ maintenance and services expenses decreased by $3.3 million, mainly due to decreased Homeowner Services maintenance services and supplies due to favorable claims experience.

Customer billing and accounting expenses increased by $3.8 million, or 8.5%, for 2009 compared to 2008.

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Uncollectible accounts expense	$21,423	$20,298	$1,125	5.5%
Postage	12,600	11,829	771	6.5%
Other	13,745	11,885	1,860	15.6%

Total	$47,768	$44,012	$3,756	8.5%

The increase was primarily the result of higher uncollectible accounts expense in our Regulated Businesses of $2.7 million due to an unusually low balance in 2008 as the result of a collection effort in the first quarter of 2008 to collect previously written off accounts. Our overall 2009 write-off percentages and specific provisions for certain receivables, including a number of commercial and industrial customers that have filed for bankruptcy, increased in 2009 due the uncertainty of collectability, which we believe is attributable to the current economic environment. Our Non-Regulated Businesses’ uncollectible expense decreased by $1.6 million primarily as a result of the collection of accounts previously written-off. The increase in the other category is mainly due to an increase in collection fees in our Regulated Businesses.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $6.6 million, or 14.4%, for 2009 compared to 2008.

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Insurance	$37,410	$33,173	$4,237	12.8%
Regulatory expenses	15,352	12,957	2,395	18.5%

Total	$52,762	$46,130	$6,632	14.4%

Insurance expense increased due to less favorable claims experience in 2009 compared to 2008 in addition to higher general liability and property insurance premiums. Regulatory expenses increased in 2009 primarily as a result of a $3.5 million write-off of rate case expenses as well as $1.3 million of on-going rate case expenses associated with our California subsidiary; costs incurred in connection with the rate case appeal in our Tennessee subsidiary as well as increased amortization of costs related to final rate orders received in several states. Partially offsetting these increases were decreases associated with the write-off of deferred rate case expenses in Tennessee, Illinois, and Ohio in 2008 amounting to $3.2 million.

Depreciation and amortization. Depreciation and amortization expense increased by $23.0 million, or 8.5%, for 2009 compared to 2008. This increase was primarily due to additional assets placed in service, mainly in our Regulated Businesses, over the last year and a $2.4 million write-off of certain software costs.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, remained relatively unchanged, increasing by only $0.1 million or 0.1% in 2009 compared to 2008.

Gain on sale of assets. The gain on sale of assets was $0.8 million for 2009 compared to a gain of $0.4 million for 2008. The gains in 2009 and 2008 are primarily attributable to non-recurring sales of assets no longer used in our operations.

Impairment charge. The impairment charge was $450.0 million for 2009 compared to $750.0 million for 2008. The 2009 amount recorded included an impairment charge to goodwill of our Regulated Businesses in the amount of $448.2 million and our Non-Regulated Businesses of $1.8 million. The 2009 impairment charge, which was recorded in the first quarter of 2009, was primarily related to the high degree of stock market volatility experienced and as of March 31, 2009, the sustained period for which the Company’s market price was below its carrying value. The 2008 impairment charge was primarily due to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased interest rates). See “Factors Affecting Our Results of Operations—Goodwill Impairment.”

Other income (deductions). Interest expense, net of interest income, the primary component of our other income (deductions), increased by $11.4 million, or 4.0%, for 2009 compared to 2008. The increase is primarily due to increased borrowings associated with capital expenditures. In addition, AFUDC decreased by $4.0 million in 2009 as compared to the same period in the prior year as a result of certain key projects being placed in-service. Other items contributing to the change include lower miscellaneous income for 2009 compared to 2008 primarily as a result of the change in market value of investments held for certain employees’ elected deferred compensation.

Provision for income taxes. Our consolidated provision for income taxes increased $9.6 million, or 8.6%, to $121.4 million for 2009 from $111.8 million for 2008. The effective tax rates of (108.7%) and (24.8%) for 2009 and 2008, respectively, reflect the tax effects of the goodwill impairment charges as discrete items, as the Company considers these charges as infrequently occurring or unusual. In addition to the tax benefits associated with the goodwill impairment charges 2009 included tax benefits attributable to the impact of tax law changes as well as other discrete items. The Company’s annual effective tax rate was 39.3 % and 39.8 % for 2009 and 2008, respectively, excluding the impact of the goodwill impairment charges and the various other discrete items.

Net loss. The net loss for 2009 was $233.1 million compared to a net loss of $562.4 million for 2008. The variation between the periods is the result of the aforementioned changes.

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

Operation and maintenance. Operation and maintenance expense increased $57.3 million, or 4.6%, for 2008 compared to 2007.

Operation and maintenance expense for the 2008 and 2007, by major expense category, were as follows:

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Production costs	$288,571	$278,065	$10,506	3.8%
Employee-related costs	505,550	463,362	42,188	9.1%
Operating supplies and services	283,230	293,475	(10,245)	(3.5)%
Maintenance materials and services	136,305	128,016	8,289	6.5%
Customer billing and accounting	44,012	38,256	5,756	15.0%
Other	46,130	45,305	825	1.8%

Total	$1,303,798	$1,246,479	$57,319	4.6%

Production costs increased by $10.5 million, or 3.8%, for 2008 compared to 2007. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Fuel and power	$110,641	$106,937	$3,704	3.5%
Purchased water	95,253	94,011	1,242	1.3%
Chemicals	50,823	45,159	5,664	12.5%
Waste disposal	31,854	31,958	(104)	(0.3)%

Total	$288,571	$278,065	$10,506	3.8%

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

During 2008, salaries and wages increased $23.7 million and $5.1 million in our Regulated and Non-Regulated Businesses, respectively compared to the same period in the prior year. These increases primarily resulted from stock-based compensation expense of $3.7 million mainly attributable to the issuance of awards granted in connection with the initial public offering, $4.3 million of wages related to job reclassification of certain hourly employees for services performed and from an increase in the number of employees primarily as a result of enhancing customer service and inflationary wage rate increases. The increase in pension expense was primarily due to an increase in our Regulated Businesses’ pension expense of $9.1 million, or 25.1%, for 2008 over 2007. Pension expense in excess of the amount contributed to the pension plans is deferred by certain of our regulated subsidiaries pending future recovery in rates as contributions are made to the plans. Although our pension expense calculated in accordance with authoritative guidance remained relatively unchanged, pension expense increased for 2008 due to increased contributions by certain of our regulated operating companies whose costs are recovered based on the Company’s funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974 which we refer to as ERISA, rather than the calculated expense under the guidance. The increase in the contributions is attributable to a change in the discount rate and lower than expected returns on plan assets. Medical benefit expenses for employees increased due to an increase in the number of employees and the rising cost of health care. Other benefits increased primarily as a result of increased salaries and wages which in turn resulted in increased Company contribution to the 401(k) and defined contribution plans. Also other benefit expenses increased due to the benefit expense related to the new employee stock purchase plan.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For 2008, these costs decreased by $10.2 million, or 3.5%, compared to 2007.

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Contracted services	$111,847	$110,083	$1,764	1.6%
Office supplies and services	63,422	62,464	958	1.5%
Transportation	36,337	35,051	1,286	3.7%
Rents	22,543	21,985	558	2.5%
Other	49,081	63,892	(14,811)	(23.2)%

Total	$283,230	$293,475	($10,245)	(3.5)%

Contracted services increased in 2008 compared to the same period in 2007. This increase was primarily due to higher contracted services in our Contract Operations group in 2008 as compared to 2007, associated with several operating contracts (including a DBO project in Fillmore, California). Offsetting this increase were lower consulting fees associated with our remediation efforts to comply with Sarbanes-Oxley Act of 2002. These costs decreased by $22.6 million to $9.4 million in 2008 from $32.0 million in 2007. The increase in transportation costs is primarily the result of higher diesel and gasoline prices in 2008. Other operating supplies and services were lower in 2008 as 2007 costs were higher due to a write-off of certain deferred costs totaling $1.1 million by our New Jersey subsidiary as they were no longer deemed recoverable. Additionally, our Non-Regulated Businesses recorded loss contingencies of $3.6 million in 2007. Other decreases are associated with the cost of materials primarily related to our Contract Operations Group, due to changes in project work performed.

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

Customer billing and accounting expenses increased by $5.8 million, or 15.0%, for 2008 compared to 2007.

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Uncollectible accounts expense	$20,298	$16,445	$3,853	23.4%
Postage	11,829	10,932	897	8.2%
Other	11,885	10,879	1,006	9.2%

Total	$44,012	$38,256	$5,756	15.0%

The increase was primarily the result of higher uncollectible accounts expense in our Regulated Businesses of $0.6 million and in our Non-Regulated Businesses of $3.7 million primarily due to increased uncollectible expense in the Applied Water Management Group of $1.8 million primarily due to the collection of $1.2 million in 2007 for an amount that was previously written-off as well as higher uncollectible expense in our Contract Operation Group. In addition, postage expense increased in our Regulated subsidiaries $0.9 million compared to 2007.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $0.8 million, or 1.8%, for 2008 compared to 2007.

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percentage
	(in thousands)
Insurance	$33,173	$37,276	($4,103)	(11.0)%
Regulatory expenses	12,957	8,029	4,928	61.4%

Total	$46,130	$45,305	$825	1.8%

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

Liquidity and Capital Resources

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures. Our business is very capital intensive and requires significant capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, we obtain additional funds from external sources in the debt and capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facilities with aggregate bank commitments of $850.0 million. We rely on these revolving credit facilities and the capital markets to fulfill our short-term liquidity needs, to issue letters of credit and to back our commercial paper program. Disruptions in the credit markets may discourage lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. On September 15, 2008, we sought to issue commercial paper but were unable to consummate the issuance due to adverse market conditions. In order to meet our short-term liquidity needs we borrowed under our then existing $850 million revolving credit facilities. See “—Credit Facilities and Short-Term Debt.”

AWCC had no outstanding borrowings and $50.6 million of outstanding letters of credit under its credit facilities as of December 31, 2009. As of December 31, 2009, AWCC had $799.4 million available under its credit facilities. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

In addition, our regulated operating companies receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods, which vary according to state regulations, as new customers begin to receive service or other contractual obligations are fulfilled. Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from the rate base. Generally, we depreciate contributed property and amortize contributions in aid of construction at the composite rate of the related property. Some of our subsidiaries do not depreciate contributed property, based on regulatory guidelines.

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that we expect to have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. See “Business—Regulation—Economic Regulation.” As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position as of December 31, 2009. We expect to fund future maturities of long-term debt through a combination of external debt and cash flow from operations. Since we continue to make investments equal to or greater than our cash flows from operating activities, we have no plans to reduce debt significantly.

As of December 31, 2008, the Company had issued, through its subsidiaries, $120.3 million of variable rate demand bonds, which were periodically remarketed. During the months of January and February 2009, AWCC purchased these variable rate demand bonds because no investors were willing to purchase the bonds at acceptable market rates and held such bonds in treasury. As a result of these repurchases in early 2009 and prior to the release of our 2008 10-K, the debt was reflected in current portion of long-term debt in the consolidated balance sheet at December 31, 2008. On May 21, 2009, AWCC remarketed $52.9 million of these variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with interest rates ranging from 6.00% to 6.75%. The net proceeds from this offering were used to repay short-term debt. Also on May 21, 2009, AWCC remarketed $31.9 million of the variable rate notes held in the Company’s treasury and subsequently remarketed $23.3 million as fixed rate Tax Exempt Water Facility Revenue bonds in the third quarter of 2009; the residual $8.6 million remains variable rate on the open market. During the third quarter 2009, AWCC successfully remarketed $24.9 million of the variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with an interest rate of 6.25%. The net proceeds from this offering were used to repay short-term debt. The remaining $10.6 million is held in the Company’s treasury at December 31, 2009. We can provide no assurances that the bonds will be remarketed successfully or at reasonable interest rates.

On February 17, 2009, the President signed the American Recovery and Reinvestment Tax Act of 2009, which we refer to as the Act, into law. As a result of the Act, we have applied and will continue as long as available to apply for subsidized financing under the Act in many of the states where we operate. During 2009, we filed applications totaling $288.3 million with state revolving loan fund agencies for either the Act or other governmental subsidized funds. To date we have been awarded $31.1 million. As of February 25, 2010, we have outstanding applications amounting to $23.4 million that can still be funded through one of these programs. Due to the demand for these funds, we believe the likelihood of being awarded these funds is low. Also during 2009, the Company issued $179.9 million of new tax-exempt rate private activity bonds, the interest on which, as a result of this Act, is not subject to the alternative minimum tax. Also, in connection with the Act, the Company has reflected the tax benefits from the extension of bonus depreciation in its 2009 results.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are weighted toward the third quarter of each fiscal year. Our future cash flows from operating activities will be affected by economic utility regulation; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining per customer usage of water; and weather and seasonality. See “—Factors Affecting our Results of Operations.”

Cash flows from operating activities have been a reliable, steady source of funding, sufficient to meet operating requirements, our dividend payments and a portion of our capital expenditures requirements. We will seek access to debt and equity capital markets to meet the balance of our capital expenditure requirements as needed. There can be no assurance that we will be able to access such markets successfully on favorable terms or at all. Operating cash flows can be negatively affected by changes in our rate regulatory environments or changes in our customer economic outlook and ability to pay for service in a timely manner. We can provide no assurance that our customers’ historical payment pattern will continue in the future.

The following table provides a summary of the major items affecting our cash flows from operating activities for the periods indicated:

	2009	2008	2007
	(in thousands)
Net income (loss)	$(233,083)	$(562,421)	$(342,826)
Add (subtract):
Non-cash operating activities(1)	1,016,826	1,214,120	881,013
Changes in working capital(2)	(60,141)	5,523	16,770
Pension and postretirement healthcare contributions	(127,446)	(105,053)	(81,245)

Net cash flows provided by operations	$596,156	$552,169	$473,712

(1)	Includes (gain) loss on sale of businesses, depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, deferred regulatory costs, amortization of deferred charges and other non-cash items, net, less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable (including federal income), other current assets, accounts payable, taxes accrued (including federal income), interest accrued and other current liabilities.

The increase in cash flows from operations during 2009 compared to 2008 was primarily due to increased revenues offset by changes in working capital mainly driven by changes in taxes receivable and taxes accrued. The change in taxes is primarily due to the fact that a $35.0 million tax refund, including interest, was received in December 2008. No similar amount was received at the end of 2009.

In December 2008, the Company filed a request with the Internal Revenue Service (IRS) to change its tax accounting method for repair and maintenance cost on its utility assets. The IRS partially approved the request in October 2009, with the Company receiving final approval in February 2010. As a result of this change we expect to receive cash refunds of approximately $43.1 million, including a carryback claim for alternative minimum tax of $25.2 million which will be filed for in 2010.

The increase in cash flows from operations during 2008 compared to 2007 was primarily due to increased revenues partially offset by higher contributions to our pension and postretirement healthcare trusts.

The Company currently expects to make pension and postretirement benefit contributions to the plan trusts of $119.9 million in 2010, of which $22.6 was already made in February 2010. In addition, we currently estimate that contributions will amount to $147.9 million in 2011, $155.8 million in 2012, $123.8 in 2013 and $118.8 million in 2014. Actual amounts contributed could change materially from these estimates.

The increase in the 2009 contributions was the result of the Company’s 2008 unfunded status of its pension plan, which increased significantly primarily due to lower than expected 2008 asset returns. Based on the then current plan assets and expected future asset returns, the Company estimated in early 2009 the increase to pension and postretirement expense (net of capitalized amounts) in 2009 to be approximately $32 million, pre-tax. During 2009, the Company had discussions with the majority of our regulators about the appropriate treatment for these incremental costs in order to minimize regulatory lag between incurring the expense and any recovery of the expense. As a result of these discussions, we have authorization to recover or defer $10.6 million of this annual increase and have requested permission to recover or defer as a deferred asset until the next rate case is concluded an additional $6.5 million of this increase in 2009.

Cash Flows from Investing Activities

Cash flows used in investing activities were as follows for the periods indicated:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net capital expenditures	$(785,265)	$(1,008,806)	$(750,810)
Other investing activities, net(1)	81,654	(24,861)	4,232

Net cash flows used in investing activities	$(703,611)	$(1,033,667)	$(746,578)

(1)	Includes allowances for other funds used during construction, acquisitions, proceeds from the sale of assets and securities, proceeds from the sale of discontinued operations, removal costs from property, plant and equipment retirements, receivables from affiliates, restricted funds and investment in equity investee.

Cash flows used in investing activities decreased in 2009 compared to 2008 mainly due to a decrease in capital expenditures which was primarily attributable to our decision, as a result of the 2008 credit market disruptions, to decrease in 2009 our investment in our regulated utility plant projects. Cash flows used in investing activities increased in 2008 compared to 2007 as we continued to increase our investment in regulated infrastructure projects. In 2010, we estimate that Company-funded capital investment will total between $800 million and $1 billion. We intend to invest capital prudently to provide essential services to our regulated customer base, while working with regulators in the various states in which we operate to have the opportunity to earn an appropriate rate of return on our investment and a return of our investment.

Our infrastructure investment plan consists of both infrastructure renewal programs, where we replace infrastructure as needed, and major capital investment projects, where we construct new water and wastewater treatment and delivery facilities. Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

During 2008, as part of the strategy to improve operational efficiencies, we began to evaluate our processes, including information systems associated with those processes to optimize workflow throughout our field operations, improve our back-office operations and enhance our customer service. Our information systems which support many of our processes are at the end of their useful life. Our existing systems are increasingly costly and more difficult to maintain and support since our existing vendors have issued newer versions that are not compatible with our current systems. In addition, customer expectations for service are far greater today than existed when our current systems were implemented. The lack of sufficient automation limits opportunities for our customers to conduct basic self-service tasks or for our employees to service customers effectively by obtaining appropriate information quickly and consistently from across multiple non-integrated systems.

During 2009, we embarked on a study in order to assess existing internal capabilities to satisfy customer and other stakeholder expectations. The study also included a review of currently offered technology options which could enhance and automate processes, as appropriate, to improve customer service and more efficiently comply with regulatory requirements. The evaluation was designed to identify the investments necessary to replace, upgrade, enhance and/or redesign specific business processes and applicable system components. Based on the work performed to date, we have decided to undertake a business transformation initiative (“BT”) to enhance processes and upgrade antiquated systems in order to generate efficiencies and provide more cost effective service to our customers.

During the first quarter of 2010, we expect to complete the evaluation of appropriate software solutions, begin the process of selecting suitable software application(s) and a systems integrator, develop a strategy to transfer existing data to new system applications as well as start the system analysis, design and roadmap. Also, in late 2010 we expect configuration of the system applications to begin.

Current estimates indicate that BT expenditures could total as much as $280 million and span a period of approximately five years. Expenditures associated with BT are included in the $800 million to $1.0 billion capital investment spending outlined above. As with any other initiative of this magnitude, there are risks that could result in increased costs. Any technical difficulties, such as consolidating our current systems, or other difficulties in developing or implementing this initiative, such as implementing a successful change management process, may result in delays, which in turn, may increase the costs of the project and also delay any cost savings and efficiencies expected to result from the initiative. When we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. While we anticipate recovery of expenditures through regulated rates, we can provide no guarantee that we will be able to achieve timely or adequate rate recovery of these increased costs associated with this transformation project. Any such delays or difficulties may have a material and adverse impact on our business, customer relationships and financial results. We believe that the goals of BT—increasing our operating efficiency and effectiveness and controlling the costs associated with the operation of our business—are important to providing the quality service to our customers and communities we serve as well as to our long-term competitiveness.

The following table provides a summary of our historical capital expenditures:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Transmission and distribution	$309,851	$399,597	$296,057
Treatment and pumping	125,031	186,480	166,765
Services, meter and fire hydrants	153,455	224,089	179,933
General structures and equipment	99,280	71,146	32,336
Sources of supply	44,127	52,392	35,135
Wastewater	53,521	75,102	40,584

Total capital expenditures	$785,265	$1,008,806	$750,810

Capital expenditures during the periods noted above were related to the renewal of supply and treatment assets, new water mains and customer service lines, as well as rehabilitation of existing water mains and hydrants.

Capital expenditures for 2009 decreased by $223.5 million or 22.2% from $1,008.8 million in 2008 as a result of our 2009 decision to address the credit market disruptions. Construction expenditures for 2008 increased by $258.0 million, or 34.4%, over 2007.

Expenditures related to transmission and distribution increased by $103.5 million in 2008 over 2007 and meter and fire hydrant replacements increased by $44.2 million in 2008 compared to 2007. These increases occurred due to an increase in the rate of infrastructure replacement. Treatment and pumping expenditures increased by $19.7 million in 2008 compared to 2007 as a result of significant treatment improvements in a number of states in which we operate including Kentucky, Illinois and Arizona.

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

Our construction program consists of both infrastructure renewal programs, where we replace infrastructure as needed, and construction of new water and wastewater treatment and delivery facilities to meet new customer growth and water quality regulations. An integral aspect of our strategy is to seek growth through tuck-ins and other acquisitions which are complementary to our existing business and support the continued geographical diversification and growth of our operations. Generally, acquisitions are funded initially with short-term debt and later refinanced with the proceeds from long-term debt or equity offerings.

We also conduct ongoing reviews of our existing investments. As a result of these reviews, we sold the operations of various non-regulated water-related businesses during 2007. The following provides a summary of the major acquisitions and dispositions affecting our cash flows from investing activities in the years indicated:

2009:

•	We paid approximately $18.1 million for seven acquisitions which consisted of six regulated water and wastewater systems and one non-regulated business, EMC.

2008:

•	We paid approximately $12.5 million for the acquisition of ten water and waste water systems.

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

During 2007, NJAWC entered into an agreement with the City to purchase the assets of the City’s outside water system located in four surrounding townships. The initial proposed purchase price of $100 million was subsequently amended to $75 million plus the provision of technical services by the City over seven years at a total cost to NJAWC of $5.0 million to ensure a smooth ownership transition. The amended agreement also requires NJAWC to purchase finished water from the City for a period of 20 years after closing under a water supply agreement.

Since February 2009 a small group of Petitioners has been involved in litigation with the City and NJAWC seeking to force the sale to a referendum. On December 19, 2009, the New Jersey Superior Court Appellate panel published its decision unanimously upholding a March 2009 trial court decision in favor of the City. The Supreme Court has granted the Petitioners’ request for certification and oral argument is scheduled before the Supreme Court on March 22, 2010. The Company can provide no assurance as to the outcome of the litigation. The acquisition is expected to add approximately 40,000 customers to NJAWC’s customer base.

Our investing activities could require considerable capital resources which we have generated through operations and attained through financing activities. We can provide no assurances that these resources will be sufficient to meet our expected investment needs and may be required to delay or reevaluate our investment plans.

Cash Flows from Financing Activities

Our financing activities, whose primary purpose is to fund construction expenditures, include the issuance of long-term and short-term debt, primarily through AWCC. We intend to access the capital markets on a regular basis, subject to market conditions. In addition, new infrastructure may be funded with customer advances and contributions for construction (net of refunds). This amounted to $21.2 million, $3.1 million and $35.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On May 1, 2009, we and AWCC filed a universal shelf registration statement that enabled us to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, all subject to market demand and ratings status. On June 10, 2009, the Company completed a public offering of 29.9 million shares of its common stock. Pursuant to the offering, the Company sold 14.5 million shares of common stock and 15.4 million shares were sold by selling stockholder, RWE.

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

During the remainder of 2009, RWE continued to divest of its remaining investment in the Company through the sale of additional shares. In August 2009, RWE sold 40.3 million shares, including 5.3 million shares to cover the over-allotments at a price of $19.25. In November 2009, RWE sold 41.1 million shares which included 3.7 million shares to cover the over-allotments, at a price of $21.63. We did not receive any proceeds from the RWE sales of the Company’s shares. As a result of the full exercise of the underwriter’s option in November 2009, RWE became fully divested of our common stock.

In regards to debt financings, the following long-term debt was issued in 2009:

Company	Type	Interest Rate	Maturity		Amount (In thousands)
American Water Capital Corp.	Private activity-fixed rate	6.25%	2039	a	$45,390
American Water Capital Corp.	Private activity-fixed rate	6.00%	2018	c	18,250
American Water Capital Corp.	Private activity-fixed rate	6.10%	2019	c	17,950
American Water Capital Corp.	Private activity-fixed rate	6.75%	2031	c	16,700
American Water Capital Corp.	Private activity-fixed rate	6.25%	2032	f	24,860
American Water Capital Corp.	Private activity-fixed rate	5.63%	2039	a	26,000
American Water Capital Corp.	Private activity-fixed rate	6.25%	2032	d	23,325
American Water Capital Corp.	Private activity-fixed rate	5.25%	2039	i	28,500
American Water Capital Corp.	Senior notes-fixed rate	8.27%	2039	b	25,500
American Water Capital Corp.	Senior notes-fixed rate	7.21%	2019	b	24,500
American Water Capital Corp.	Senior notes-fixed rate	8.25%	2038	b	75,000

Company	Type	Interest Rate	Maturity		Amount (In thousands)
American Water Capital Corp.	Senior notes-fixed rate	6.00%	2039	b	$60,000
Other subsidiaries	Private activity-fixed rate	6.20%	2039	e	80,000
Other subsidiaries	Private activity-fixed rate	1.27%	2029	g	2,242
Other subsidiaries	Private activity-fixed rate	4.14%	2029	h	1,315
Other subsidiaries	Private activity-fixed rate	5.00%	2039	j	10,500
Other subsidiaries	Private activity-fixed rate	5.70%	2039	j	134,224
Other subsidiaries	Private activity-floating rate	1.00%	2015	d	8,560
Other subsidiaries	Mortgage bonds-fixed rate	5.48%	2019	b	25,000
Other subsidiaries	Mortgage bonds-fixed rate	6.35%	2039	b	75,000
Other	Capital lease	8.82%	2011		41

Total issuances					$722,857

Note: Private activity type defined as private activity bonds and government funded debt.

(a)	The proceeds from the bond offering was used to repay short-term debt related to the construction of a water treatment and transmission facility located in Owen County, Kentucky, as well as to pay the remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility as the construction proceeds to completion.
(b)	The proceeds were used to pay down short-term debt.
(c)	On May 21, 2009, AWCC remarketed $52.9 million of variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds. The net proceeds from this offering was used to repay short-term debt.
(d)	On May 21, 2009, AWCC successfully remarketed $31.9 million of variable rate demand notes previously held in the Company’s treasury. The new notes had an interest rate of 1.00%. The net proceeds from this offering were used to repay commercial paper. Subsequently, on August 27, 2009, AWCC remarketed the $23.3 million of the variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with an interest rate of 6.25% and the remaining $8.6 million was remarketed at variable rates.
(e)	On April 8, 2009, Pennsylvania-American Water Company (“PAWC”) closed an offering to issue $80.0 million in tax-exempt water facility revenue bonds through the Pennsylvania Economic Development Financing Authority (“PEDFA”). The proceeds from the offering will be used to fund certain capital improvement projects. As of December 31, 2009, we have drawn down $40.7 million of these funds.
(f)	On August 27, 2009, AWCC successfully remarketed $24.9 million of variable rate demand notes previously held in the Company’s treasury. The net proceeds from this offering were used to repay short-term debt.
(g)	On August 26, 2009, PAWC received $2.2 million through the Pennsylvania Infrastructure Investment Authority for the installation of mains in the Hanover and Colliers Water System.
(h)	Ohio-American Water Company received proceeds from the Ohio Water Development Authority. The proceeds will be used to fund line replacements in the Ashtabula service area.
(i)	On October 1, 2009 AWCC closed an offering of $28.5 million in tax-exempt water facility revenue bonds with a 10-year call option issued by the Illinois Finance Authority. The proceeds from this offering will be used to fund certain capital improvements.
(j)	On October 20, 2009, NJAWC closed an offering of tax-exempt water facility revenue bonds. The proceeds were use to pay down short-term debt.

In connection with the EMC acquisition, we assumed $4.0 million of capital lease obligations. Also, in December 2009, we refunded and reissued $93.1 million of Pennsylvania-American Water Company private activity general mortgage bonds scheduled to mature in 2032 and 2033. The bonds 3.60% fixed interest rate expired in December 2009, and the new bonds have a fixed interest rate of 5.50% with a maturity of 2039.

The following long-term debt was retired through optional redemption or payment at maturity during 2009:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Long-term debt:
American Water Capital Corp.	Floating rate	1.55%-2.20%	2018-2032	$86,860
American Water Capital Corp.	Senior notes-fixed rate	6.87%-8.25%	2011-2038	28,147
Other subsidiaries	Floating rate	1.50%-10.00%	2015-2032	33,420
Other subsidiaries	Notes payable and other	5.76%-9.87%	2009-2013	171
Other subsidiaries	Mortgage bonds-fixed rate	6.90%-9.22%	2009-2011	20,847
Other subsidiaries	Private activity-fixed rate	0.00%-5.90%	2009-2034	8,505
Mandatory redeemable preferred stock		4.60%-6.00%	2013-2019	218
Other	Capital lease			181

Total retirements & redemptions				$178,349

The following long-term debt was issued in 2008:

Company	Type	Interest Rate	Maturity		Amount (in thousands)
American Water Capital Corp.	Senior notes	6.25%	2018(a)		$110,000
American Water Capital Corp.	Senior notes	6.55%	2023(a)		90,000
American Water Capital Corp.	Senior notes	10.00%	2038(a)		75,000
Other subsidiaries	State financing authority loans and other	1.00%-1.39%	2024-2025	(b)	4,941

Total issuances					$279,941

(a)	Proceeds used to repay short-term debt incurred to fund capital expenditures and general working capital purposes. In addition cash equity contribution from RWE of $245.0 million was also used to repay short-term debt.
(b)	The proceeds from the offering were used to fund certain capital improvement projects.

The following long-term debt and preferred stock with mandatory redemption requirements were repurchased or retired through optional redemption or payment at maturity during 2008:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
Long-term debt:
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries	Senior notes-floating rate	6.48%-10.00%	2021-2032	144,725
Other subsidiaries	Subsidiary fixed rate bonds and notes	5.05%-9.35%	2008-2029	61,065
Other subsidiaries	State financing authority loans and other	0.00%-9.87%	2008-2034	10,389
Preferred stock with mandatory redemption requirements:
Other subsidiaries		4.60%-6.00%	2013-2019	218

Total retirements & redemptions				$244,397

Other subsidiaries fixed rate bonds and notes redemptions includes $2,832 of debt assumed by the purchaser in the Felton water system asset sale.

The following long-term debt was issued in 2007:

Company	Type	Interest Rate	Maturity		Amount (in thousands)
American Water Capital Corp.	RWE notes-variable rate	5.72%	2009(b)		$1,750,000
American Water Capital Corp.	Senior notes	5.39%-6.59%	2018-2037	(a)	2,117,000
Other subsidiaries	State financing authority loans and miscellaneous	1.00%-1.62%	2013-2025		2,109

Total issuances					$3,869,109

(a)	Senior notes issued through private placement. RWE made equity contributions to the Company amounting to $1,067.1 million during 2007. The Company used the equity contributions and proceeds from the senior notes to offset loans payable to RWE, to repay outstanding commercial paper and for other corporate purposes.
(b)	Issuance of RWE redemption notes to RWE. The Company used the proceeds from the RWE redemption notes to redeem $1,750.0 million of its 5.9% mandatory redeemable preferred stock held by RWE.

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

The following debt and preferred stock with mandatory redemption requirements were retired through extinguishments, optional redemption or payment at maturity in 2007:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
Long-term debt:
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
American Water Capital Corp.	RWE notes-fixed rate	4.00%-6.05%	2007-2034	465,300
American Water Capital Corp.	RWE redemption notes-fixed rate	5.72%	2009	1,750,000
Various Subsidiaries	Senior notes-fixed rate	7.25%-8.75%	2007-2028	101,531
Various Subsidiaries	Miscellaneous	0%-10.06%	2007-2034	114,340

Preferred stock with mandatory redemption requirements
American Water Works Company, Inc.	RWE preferred stock-fixed rate	5.90%	2012	$1,750,000
Various Subsidiaries		4.60%-8.88%	2007-2019	388

Total extinguishments, retirements & redemptions				$4,209,559

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheets.

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

	December 31, 2009	December 31, 2008
	(in thousands)
Revolving credit line	$—	$437,000
Commercial paper, net of discount	84,995	—
Book-overdraft	34,502	42,010

Total short-term debt	$119,497	$479,010

AWCC has entered into a $10.0 million committed revolving line of credit with PNC Bank, N.A which was scheduled to terminate on December 31, 2009. On December 15, 2009, this line of credit was extended for an additional year and will terminate on December 31, 2010 unless extended. This line is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of PNC Bank, N.A. or the applicable LIBOR for the term selected plus 200 basis points for 2009 and 175 basis points for 2010. In addition, there is a fee of 25 basis points charged quarterly on the portion of the commitment that is undrawn. As of December 31, 2009 and December 31, 2008 there were no outstanding borrowings under this revolving line of credit. If this line of credit were not extended beyond its current maturity date of December 31, 2010, AWCC would continue to have access to its $840.0 million unsecured revolving credit facility described below.

AWCC, our finance subsidiary, has entered into an $840 million senior unsecured credit facility syndicated among the following group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent.

Bank	Commitment Amount Through September 15, 2012	Commitment Amount Through September 15, 2013
	(in thousands)
JPMorgan Chase Bank, N.A.	$115,000	$0
Citibank, N.A.	115,000	115,000
Citizens Bank of Pennsylvania	80,000	80,000
Credit Suisse	80,000	80,000
William Street Commitment Corporation	80,000	80,000
Merrill Lynch Bank USA	80,000	80,000
Morgan Stanley Bank	80,000	80,000
UBS Loan Finance LLC	80,000	80,000
National City Bank	50,000	50,000
PNC Bank, National Association	40,000	40,000
The Bank of New York Mellon	40,000	0

	$840,000	$685,000

This revolving credit facility, which was originally scheduled to terminate on September 15, 2011, is principally used to support the commercial paper program at AWCC and to provide up to $150.0 million in letters of credit. On September 14, 2007, this revolving credit facility was extended for an additional year by the facility bank group, making the new termination date September 15, 2012. On September 15, 2008, a majority of the banks agreed to further extend $685.0 million of commitments under this revolving credit facility to September 15, 2013. On December 18, 2008, The Bank of New York Mellon joined the credit facility syndicate with a commitment amount of $40.0 million through September 15, 2012. If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment. However, the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will be able to replace a defaulting lender. AWCC had no outstanding borrowings and $48.2 million of outstanding letters of credit under this credit facility as of February 24, 2010. Also, as of February 24, 2010, AWCC had $58.9 million of commercial paper outstanding.

On December 31, 2009 and 2008, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper:

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)
December 31, 2009	$850,000	$801,754	$150,000	$101,754	$84,995	$—
December 31, 2008	$850,000	$369,097	$150,000	$106,097	$—	$437,000

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The weighted average interest rate on short-term borrowings for the years ended December 31, 2009 and 2008 was approximately 0.82% and 3.51%, respectively.

Capital Structure

Our capital structure was as follows:

	At December 31, 2009	At December 31, 2008	At December 31, 2007
Common stockholder equity and preferred stock without mandatory redemption rights	42%	44%	48%
Long-term debt and redeemable preferred stock at redemption value	56%	49%	49%
Short-term debt and current portion of long-term debt	2%	7%	3%

	100%	100%	100%

The changes to our capital resource mix during 2008 and 2007 were accomplished through the various financing activities noted above in “Cash from Financing Activities”. The capital structure at December 31, 2009 more closely reflects our expected future capital structure.

As a condition to some PUC approvals of the RWE divestiture, we agreed to maintain a capital structure with a minimum of 45% common equity at the time of the consummation of our initial public offering on April 28, 2008. As a result of the impairment charge recorded for the three months ended March 31, 2008, our capital structure did not meet this minimum requirement and we received a cash equity contribution from RWE of $245.0 million on May 1, 2008. This cash was used to repay $243.4 million of short-term debt. Following the initial public offering, RWE was not obligated to make any additional capital contributions. Contributions from RWE were $1,067.1 million for the year ended December 31, 2007.

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our covenants as of December 31, 2009. See “Risk Factors—Risks Related to Our Industry and Business—Our failure to comply with restrictive covenants under our credit facilities could trigger repayment obligations.” Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. On December 31, 2009, our ratio was 0.58 and therefore we were in compliance with the ratio.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of December 31, 2009:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

On December 21, 2009, Standard & Poor’s Ratings Services, which we refer to as S&P, affirmed its “BBB+” corporate credit rating on AWCC and American Water and affirmed AWCC’s “A2” short-term rating. S&P’s rating outlook for both American Water and AWCC is stable.

On November 20, 2009, Moody’s Investors Service, which we refer to as Moody’s, affirmed its “Baa2” corporate credit rating on AWCC and American Water and affirmed AWCC’s “P2” short-term rating. The rating outlook for both American Water and AWCC is stable.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon our ability to generate cash flows in an amount sufficient to service our debt and meet our investment plans. We can provide no assurances that our ability to generate cash flow is sufficient to maintain our existing ratings. None of our borrowings are subject to default or prepayment as a result of the downgrading of these security ratings, although such a downgrading could increase fees and interest charges under our credit facilities.

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on the Company’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the Company’s situation at the time of the demand. If we can reasonably claim that we are willing and financially able to perform our obligations, it may be possible to argue successfully that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient. We do not expect to post any collateral which will have a material adverse impact on the Company’s results of operation, financial position or cash flows.

Dividends

Our board of directors has adopted a dividend policy to distribute to our stockholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Generally, our policy is to distribute 50% to 70% of our net income annually. We expect that dividends will be paid every March, June, September and December of each fiscal year to holders of record approximately 15 days prior to the distribution date. Since the dividends on our common stock will not be cumulative, only declared dividends will be paid.

During 2009 and 2008, we paid $137.3 million and $64.1 million in dividends, respectively. For 2009, we paid a dividend of $0.21 per share on December 1, 2009 and September 1, 2009 and $0.20 per share on June 1, 2009 and March 2, 2009. For 2008, we paid a dividend of $0.20 per share on September 2, 2008 and December 1, 2008. There were no common dividend payments made for 2007.

Subject to applicable law and the discretion of our board of directors, we will pay cash dividends of approximately $0.21 per share per quarter in 2010, to be paid approximately 60 days after the end of each fiscal quarter. The quarterly and annual average aggregate dividend amounts for the four quarters would be $36.7 million, and $146.7 million annually. The aggregate dividend amounts are based upon 174.7 million shares outstanding as of February 25, 2010. Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Although we believe we will have sufficient net profits or surplus to pay dividends at the anticipated levels during the next four quarters, our board of directors will seek periodically to assure itself of this before actually declaring any dividends. In future periods, our board of directors may seek opinions from outside valuation firms to the effect that our solvency or assets are sufficient to allow payment of dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to pay dividends.

On January 29, 2010, our board of directors declared a quarterly cash dividend payment of $0.21 per share payable on March 1, 2010 to all shareholders of record as of February 18, 2010.

Current Credit Market Position

The Company believes it has sufficient liquidity should there be a disruption of the capital and credit markets. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and credit facilities with $850.0 million in aggregate total commitments from a diversified group of banks. As of February 24, 2010, we had $801.8 million available to fulfill our short-term liquidity needs, to issue letters of credit and back our $58.9 million outstanding commercial paper. As of February 24, 2010, the Company can issue additional commercial paper of $641.1 million which is backed by the credit facilities. The 2008 market disruptions caused the Company to redeem its tax exempt bonds in variable rate structures and remarket as fixed rate securities. The Company closely monitors the financial condition of the financial institutions associated with its credit facilities.

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

Regulatory Restrictions

The issuance by the Company or AWCC of long-term debt or equity securities does not require authorization of any state PUC if no guarantee or pledge of the regulated subsidiaries is utilized. However, state PUC authorization is required to issue long-term debt or equity securities at most of our regulated subsidiaries. Our regulated subsidiaries normally obtain the required approvals on a periodic basis to cover their anticipated financing needs for a period of time or in connection with a specific financing.

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

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of business. These financial obligations, as of December 31, 2009, are set forth in the table below:

Contractual obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)
Long-term debt obligations(a)	$5,278,847	$53,242	$65,307	$117,737	$5,042,561
Interest on long-term debt(b)	5,800,069	325,433	645,687	635,070	4,193,879
Capital lease obligations(c)	5,679	608	1,310	1,092	2,669
Interest on capital lease obligations(d)	2,387	367	605	453	962
Operating lease obligations(e)	209,266	29,024	45,093	28,149	107,000
Purchase water obligations(f)	741,125	50,343	91,764	89,701	509,317
Other purchase obligations(g)	87,172	87,172	—	—	—
Postretirement benefit plans’ obligations(h)	179,619	38,719	75,500	65,400	—
Pension ERISA minimum funding requirement(h)	486,600	81,200	228,200	177,200	—
Preferred stocks with mandatory redemption requirements	24,207	218	945	3,434	19,610
Interest on preferred stocks with mandatory redemption requirements	25,940	2,025	4,000	3,603	16,312
Other obligations(i)	1,004,897	164,414	115,517	80,972	643,994

Total	$13,845,808	$832,765	$1,273,928	$1,202,811	$10,536,304

Note: The above table reflects only financial obligations and commitments. Therefore, performance obligations associated with our Non-Regulated Businesses are not included in the above amounts.

(a)	Represents sinking fund obligations and debt maturities.
(b)	Represents expected interest payments on outstanding long-term debt. Amounts reported may differ from actual due to future refinancing of debt.
(c)	Represents future minimum payments under noncancelable capital leases.

(d)	Represents expected interest payments on noncancelable capital leases.
(e)	Represents future minimum payments under noncancelable operating leases, primarily for the lease of motor vehicles, buildings, land and other equipment.
(f)	Represents future payments under water purchase agreements for minimum quantities of water.
(g)	Represents the open purchase orders as of December 31, 2009, for goods and services purchased in the ordinary course of business.
(h)	Represents contributions expected to be made to pension and post retirement benefit plans for the years 2010 through 2014.
(i)	Includes an estimate of advances for construction to be refunded, capital expenditures estimated to be required under legal and binding contractual obligations, a liability associated with a conservation agreement and service agreements.

Public-Private Partnerships

West Virginia American Water Company, which we refer to as WVAWC, has entered into a series of agreements with various public entities, which we refer to as the Partners, to establish certain joint ventures, commonly referred to as “public-private partnerships.” Under the public-private partnerships, the WVAWC constructed utility plant, financed by the WVAWC, and the Partners constructed utility plant (connected to the WVAWC’s property), financed by the Partners. WVAWC agreed to transfer and convey some of its real and personal property to the Partners in exchange for an equal principal amount of Industrial Development Bonds, commonly referred to as IDBs, issued by the Partners under a state Industrial Development Bond and Commercial Development Act. WVAWC leased back the total facilities, including portions funded by both WVAWC and the Partners, under leases for a period of 40 years.

WVAWC leased back the transferred facilities under capital leases for a period of 40 years. The leases have payments that approximate the payments required by the terms of the IDBs. We have presented the transaction on a net basis in the consolidated financial statements. The carrying value of the transferred facilities was approximately $160.3 million at December 31, 2009.

Non-Regulated Businesses Performance Obligations

Our Non-Regulated Businesses Contract Operations Group enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. These military services agreements expire between 2051 and 2060 and have remaining performance of $2,097.0 million at December 31, 2009. The Operations and Maintenance agreements with municipalities and other customers expire between 2010 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,305.0 million at December 31, 2009. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of the facilities, in exchange for an annual fee.

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

Regulatory Accounting

Our regulated utility subsidiaries are subject to regulation by state PUCs and the local governments of the states in which they operate. As such, we account for these regulated operations in accordance with authoritative guidance that requires us to reflect the effects of rate regulation in our financial statements. Use of the authoritative guidance is applicable to utility operations that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. As of December 31, 2009, we had concluded that the operations of our regulated subsidiaries meet the criteria. If it is concluded in a future period that a separable portion of the businesses no longer meets the criteria, we are required to eliminate the financial statement effects of regulation for that part of the business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in the consolidated financial statements. Failure to meet the criteria of the authoritative guidance could materially impact our consolidated financial statements as a one-time extraordinary item and continued impacts on our operating activities.

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow for recovery through rates charged to customers. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred. As of December 31, 2009, we have recorded $952.0 million of net regulatory assets within our consolidated financial statements. Also, at December 31, 2009, we had recorded $322.3 million of regulatory liabilities within our consolidated financial statements. See Note 7 of the Notes to Consolidated Financial Statements for further information regarding the significant regulatory assets and liabilities.

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

Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. At December 31, 2009, the Company’s goodwill was $1,250.4 million. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

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

For the November 30, 2009 impairment test, the estimated fair value of the Regulated reporting unit for step 1 was based on a combination of the following valuation techniques:

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

Because of the unique nature, small size and lack of historical earnings of most of the Non-Regulated reporting units, a market approach could not be reasonably applied. As such the estimated fair values of the Non-regulated reporting units were determined entirely on the basis of discounted cash flow models.

The Company has completed its November 30, 2009 annual impairment review and does not believe that the Company’s goodwill balance was impaired. The Company’s fair value calculated in its 2009 impairment test period was approximately 6% above the aggregate carrying value of its reporting units.

However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge.

We also made certain assumptions, which we believe to be appropriate, that support the fair value of our reporting units. We considered, in addition to the listed trading price of the Company’s shares, the applicability of a control premium to our shares and certain other factors we deemed appropriate. As a result, we concluded that the Company’s fair value exceeds what we might otherwise have concluded had we relied on market price alone.

The difference between our calculated market capitalization (which approximates carrying value) and the aggregate fair value of our reporting units resulted from an estimated control premium. The estimated control premium represents the incremental premium a buyer is willing to pay to acquire a controlling, majority interest in the Company. In estimating the control premium, management principally considered the current market conditions and historical premiums paid in utility acquisitions observed in the marketplace.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded impairment charges for goodwill in the amount of $450.0 million, $750.0 million, and $509.3 million, respectively.

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

Revenue Recognition

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are delivered to customers and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the latest meter reading to the end of the accounting period. Unbilled revenues as of December 31, 2009 and 2008 were $130.3 million and $134.2 million, respectively. Increases in volumes delivered to the utilities’ customers and favorable rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the estimated unbilled revenue; however, since the majority of our customers are billed on a monthly basis, total operating revenues would remain materially unchanged.

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

The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions as well as fluctuations in plan assets. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of pension and other postretirement benefit expense that the Company recognizes. The primary assumptions are:

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

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. In selecting a discount rate for our pension and postretirement benefit plans, a yield curve was developed for a portfolio containing the majority of United States-issued Aa-graded non-callable (or callable with make-whole provisions) corporate bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 5.93%, 6.12% and 6.27% at December 31, 2009, 2008 and 2007, respectively. The discount rate for determining other post-retirement benefit obligations was 5.82%, 6.09% and 6.20% at December 31, 2009, 2008 and 2007, respectively.

In selecting an expected return on plan assets, we considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term expected rate of return on plan assets, which we refer to as EROA, assumption used in calculating pension cost was 7.90% for 2009 and 2008 and 8.00% for 2007. The weighted average EROA assumption used in calculating other postretirement benefit costs was 7.60% for 2009, 7.75% for 2008 and 7.38% for 2007.

The asset allocation for the Company’s U.S. pension plan at December 31, 2009 and 2008 by asset category, are as follows:

	Target Allocation 2009	Percentage of Plan Assets At December 31,
Asset category		2009	2008
Equity securities	70%	71%	70%
Fixed income	30%	29%	30%

Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The Company’s other postretirement benefit plans are partially funded. The asset allocation for the Company’s other postretirement benefit plans at December 31, 2009 and 2008, by asset category, are as follows:

Asset category	Target Allocation 2009	Percentage of Plan Assets At December 31,
		2009	2008
Equity securities	70%	70%	70%
Fixed income	30%	30%	30%

Total	100%	100%	100%

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

In selecting a rate of compensation increase, we consider past experience in light of movements in inflation rates. Our rate of compensation increase was 4.00% for 2009 and 2008 and 4.25% for 2007.

In selecting health care cost trend rates, we consider past performance and forecasts of increases in health care costs. Our health care cost trend rate used to calculate the periodic cost was 8.00% in 2009 gradually declining to 5.00% in 2015 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation at December 31, 2009	Impact on 2009 Total Service and Interest Cost Components
	($ in thousands)
Increase assumed health care cost trend by 1%	$72,084	$6,265
Decrease assumed health care cost trend by 1%	$(60,025)	$(5,167)

We will use a discount rate and EROA of 5.93% and 7.90%, respectively, for estimating our 2010 pension costs. Additionally, we will use a discount rate and EROA of 5.82% and 7.60%, respectively, for estimating our 2010 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase our pension expense. Our 2009 and 2008 pension and postretirement costs were $72.6 million and $51.4 million, respectively. The Company currently expects to make pension and postretirement benefit contributions to the plan trusts of $119.9 million, $147.9 million, $155.8 million, $123.8 million and $118.8 million in 2010, 2011, 2012, 2013 and 2014 respectively. Actual amounts contributed could change significantly from these estimates.

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

Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires new disclosures of (i) the amounts of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers and (ii) information in the reconciliation of recurring Level 3 measurements (those using significant unobservable inputs) about purchases, sales, issuances, and settlements on a gross basis. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements, which does not become effective until interim and annual periods beginning after December 15, 2010. As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of liabilities. The amendments reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and help to improve consistency in the application of authoritative guidance. This update is effective for the first reporting period, including interim periods, beginning after issuance, which for the Company was October 1, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

In April 2009, the FASB provided additional guidance on fair value measurements in inactive markets when the volume and level of activity for the asset and liability have significantly decreased. This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

In February 2008, the FASB issued guidance that allowed a one-year deferral of adoption of the guidance for nonfinancial assets and nonfinancial liabilities (such as intangible assets, property, plant and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment). The Company elected to use this deferral option and accordingly, adopted this guidance for the Company’s nonfinancial assets and liabilities valued on a non-recurring basis on January 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s results of operations, financial position or cash flows.

Accounting Standards Codification

In June 2009, the FASB issued authoritative guidance that establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance that replaces the quantitative-based risk and rewards calculation for determining which reporting entity has a controlling financial interest in a variable interest entity with a qualitative approach. This revised guidance also requires additional disclosures about a reporting entity’s involvement in variable interest entities. This guidance is effective for the Company beginning January 1, 2010. The Company does not expect the adoption of this update to have a significant impact on the Company’s results of operations, financial position or cash flows; however, due to evolving interpretations of this guidance, the Company has not fully completed its assessment.

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance that amends current guidance for accounting for the transfers of financial assets. Key provisions include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in which a portion of a financial asset has been transferred and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Further, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance is effective for the Company beginning January 1, 2010, and is required to be applied prospectively. The Company does not expect the adoption of this update to have an impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

In May 2009 and clarified in February 2010, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions, (ii) the circumstances under which an entity should recognize events or transactions and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Fair Value of Financial Instruments Disclosures

In April 2009, the FASB issued revised authoritative guidance to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This amendment is effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. As this revised guidance provides for additional disclosure requirements only, the adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments

In April, 2009, the FASB amended authoritative guidance related to the impairment of certain debt securities and will require an entity to assess whether it (i) has the intent to sell the debt security or (ii) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. If an entity is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses (for example, liquidity risk) would be reflected in other comprehensive income. The amended guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Contingencies Acquired in a Business Combination

In April 2009, the FASB amended and clarified the authoritative guidance related to accounting for the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should account for the acquired contingencies using existing guidance. This guidance is effective for the Company for business combinations finalized after January 1, 2009.

Pension and Other Postretirement Benefit Plan Asset Disclosures

In December 2008, the FASB issued authoritative guidance that requires additional disclosures for employers’ pension and other postretirement benefit plan assets. This guidance requires employers to disclose information about fair value measurements of plan assets, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance is effective for the Company as of December 31, 2009. As this guidance provides only disclosure requirements, its adoption did not have an impact on the Company’s results of operations, financial position or cash flows.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007 and clarified in January 2010, the FASB issued authoritative guidance clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. With certain exceptions, this guidance requires that changes in a parent’s ownership interest in a subsidiary or group of assets that is a business or a nonprofit activity be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control. When change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements. This guidance was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company. As a result of the adoption of this guidance, beginning in the first quarter of 2009, the Company reflects its subsidiaries’ preferred stock without mandatory redemption requirements in its consolidated financial statements within equity. The Company reclassified these preferred shares to equity within the Company’s Consolidated Balance Sheets and Statements of Changes in Stockholders’ Equity for all periods presented. In the Company’s 2008 Form 10-K, these preferred shares were presented as preferred stock without mandatory redemption requirements separate from equity within the Company’s Consolidated Balance Sheets. The dividends on these preferred shares have not been reflected separately on the Company’s Statements of Operations or the Company’s Statements of Comprehensive Loss, as the amounts are not considered material.

See Note 2—Significant Accounting Policies in the notes to the audited consolidated financial statements for a discussion of new accounting standards recently adopted or pending adoption.

ITEM 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We use a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. As of December 31, 2009, a hypothetical 10% increase in interest rates associated with variable-rate debt would result in a $0.9 million decrease in our pre-tax earnings. Our risks associated with price increases for chemicals, electricity and other commodities are reduced through contractual arrangements and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, cash flows and financial position.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Water Works Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, of changes in common stockholders’ equity, and of comprehensive income (loss) present fairly, in all material respects, the financial position of American Water Works Company, Inc. and Subsidiary Companies at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 1, 2010

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,168,078 in 2009 and $2,969,869 in 2008	$10,523,844	$9,991,783
Nonutility property, net of accumulated depreciation of $117,245 in 2009 and $101,287 in 2008	153,549	132,145

Total property, plant and equipment	10,677,393	10,123,928

Current assets
Cash and cash equivalents	22,256	9,542
Restricted funds	41,020	454
Utility customer accounts receivable	149,417	149,198
Allowance for uncollectible accounts	(19,035)	(18,644)
Unbilled utility revenues	130,262	134,204
Non-regulated trade and other receivables, net	75,086	68,877
State income taxes receivable	17,920	—
Materials and supplies	29,521	28,948
Other	52,680	45,096

Total current assets	499,127	417,675

Regulatory and other long-term assets
Regulatory assets	952,020	919,654
Restricted funds	20,212	10,599
Goodwill	1,250,381	1,699,517
Other	53,518	60,445

Total regulatory and other long-term assets	2,276,131	2,690,215

TOTAL ASSETS	$13,452,651	$13,231,818

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets—(Continued)

(In thousands, except per share data)

	December 31,
	2009	2008
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 174,630 shares outstanding in 2009 and 160,000 in 2008)	$1,746	$1,600
Paid-in capital	6,140,077	5,888,253
Accumulated deficit	(2,076,287)	(1,705,594)
Accumulated other comprehensive loss	(64,677)	(82,251)
Treasury stock	—	(7)

Common stockholders’ equity	4,000,859	4,102,001
Preferred stock without mandatory redemption requirements	4,557	4,557

Total stockholders’ equity	4,005,416	4,106,558

Long-term debt
Long-term debt	5,288,180	4,624,063
Redeemable preferred stock at redemption value	23,946	24,150

Total capitalization	9,317,542	8,754,771

Current liabilities
Short-term debt	119,497	479,010
Current portion of long-term debt	54,068	175,822
Accounts payable	138,609	149,795
Taxes accrued, including income taxes of $1,777 in 2009 and $6,061 in 2008	45,552	52,488
Interest accrued	60,128	53,629
Other	189,538	194,016

Total current liabilities	607,392	1,104,760

Regulatory and other long-term liabilities
Advances for construction	633,509	622,227
Deferred income taxes	851,677	705,587
Deferred investment tax credits	32,590	34,023
Regulatory liabilities	322,281	307,324
Accrued pension expense	431,010	502,062
Accrued postretirement benefit expense	236,045	241,193
Other	47,325	48,456

Total regulatory and other long-term liabilities	2,554,437	2,460,872

Contributions in aid of construction	973,280	911,415
Commitments and contingencies (See Note 16)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$13,452,651	$13,231,818

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Operating revenues	$2,440,703	$2,336,928	$2,214,215

Operating expenses
Operation and maintenance	1,324,355	1,303,798	1,246,479
Depreciation and amortization	294,240	271,261	267,335
General taxes	199,262	199,139	183,253
Gain on sales of assets	(763)	(374)	(7,326)
Impairment charge	450,000	750,000	509,345

Total operating expenses, net	2,267,094	2,523,824	2,199,086

Operating income (loss)	173,609	(186,896)	15,129

Other income (deductions)
Interest, net	(296,545)	(285,155)	(283,165)
Allowance for other funds used during construction	11,486	14,497	7,759
Allowance for borrowed funds used during construction	7,224	8,171	3,449
Amortization of debt expense	(6,647)	(5,895)	(4,867)
Other, net	(792)	4,684	6,176

Total other income (deductions)	(285,274)	(263,698)	(270,648)

Loss from continuing operations before income taxes	(111,665)	(450,594)	(255,519)
Provision for income taxes	121,418	111,827	86,756

Loss from continuing operations	(233,083)	(562,421)	(342,275)
Loss from discontinued operations, net of tax	—	—	(551)

Net loss	$(233,083)	$(562,421)	$(342,826)

Basic earnings per common share:
Loss from continuing operations	$(1.39)	$(3.52)	$(2.14)

Loss from discontinued operations, net of tax	$—	$—	$(0.00)

Net loss	$(1.39)	$(3.52)	$(2.14)

Diluted earnings per common share:
Loss from continuing operations	$(1.39)	$(3.52)	$(2.14)

Loss from discontinued operations, net of tax	$—	$—	$(0.00)

Net loss	$(1.39)	$(3.52)	$(2.14)

Average common shares outstanding during the period:
Basic	168,164	159,967	160,000

Diluted	168,164	159,967	160,000

Dividends per common share	$0.82	$0.40	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(233,083)	$(562,421)	$(342,826)
Adjustments
Depreciation and amortization	294,240	271,261	267,335
Impairment charge	450,000	750,000	509,345
Amortization of removal costs net of salvage	40,919	41,515	38,442
Provision for deferred income taxes	140,821	95,643	41,918
Amortization of deferred investment tax credits	(1,433)	(1,338)	(1,510)
Provision for losses on utility accounts receivable	21,781	17,267	17,553
Allowance for other funds used during construction	(11,486)	(14,497)	(7,759)
Gain on sale of assets	(763)	(374)	(7,326)
Gain on early extinguishment of debt	—	—	(13,113)
Pension and non-pension post retirement benefits	106,901	51,571	49,693
Other, net	(24,154)	3,072	(13,565)
Changes in assets and liabilities
Receivables and unbilled utility revenues	(18,751)	(20,702)	(35,097)
Taxes receivable, including income taxes	(17,920)	23,111	(23,111)
Other current assets	(6,737)	(11,194)	(1,171)
Pension and non-pension post retirement benefit contributions	(127,446)	(105,053)	(81,245)
Accounts payable	52	2,978	6,860
Taxes accrued, including income taxes	(13,321)	13,460	42,430
Interest accrued	6,499	2,790	16,092
Other current liabilities	(9,963)	(4,920)	10,767

Net cash provided by operating activities	596,156	552,169	473,712

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(785,265)	(1,008,806)	(750,810)
Acquisitions	(18,144)	(12,512)	(15,877)
Proceeds from sale of assets and securities	1,237	12,604	16,346
Proceeds from sale of discontinued operations	—	—	9,660
Removal costs from property, plant and equipment retirements, net	(29,900)	(24,793)	(9,852)
Net funds released	129,711	2,457	5,829
Other	(1,250)	(2,617)	(1,874)

Net cash used in investing activities	(703,611)	(1,033,667)	(746,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	542,926	279,941	3,869,109
Repayment of long-term debt	(178,131)	(241,500)	(2,350,725)
Proceeds from issuance of common stock (net of expenses of $7,824)	242,301	—	—
Net (repayments) borrowings under short-term debt agreements	(352,005)	258,684	(541,623)
Proceeds from employee stock plan issuances	2,089	836	—
Advances and contributions for construction, net of refunds of $27,481 in 2009, $57,580 in 2008 and $36,963 in 2007	21,211	3,078	35,846
Change in cash overdraft position	(7,508)	(188)	42,198
Capital contributions	—	245,000	967,092
Debt issuance costs	(13,165)	(4,008)	(14,916)
Redemption of preferred stocks	(218)	(229)	(1,750,388)
Dividends paid	(137,331)	(64,055)	—

Net cash provided by financing activities	120,169	477,559	256,593

Net increase (decrease) in cash and cash equivalents	12,714	(3,939)	(16,273)
Cash and cash equivalents at beginning of period	9,542	13,481	29,754

Cash and cash equivalents at end of period	$22,256	$9,542	$13,481

Cash paid during the year for:
Interest, net of capitalized amount	$303,958	$294,508	$295,707
Income taxes, net of refunds of $2,754 in 2009, $40,400 in 2008 and $16,111 in 2007	$11,205	$(22,161)	$17,823
Non-cash investing activity
Capital expenditures acquired on account but unpaid as of year-end	$59,219	$72,657	$94,930
Non-cash financing activity
Advances and contributions	$77,094	$83,041	$101,226
Long-term debt (See Note 11)	$179,931	$—	$—
Capital contribution (See Note 11)	$—	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2006	160,000	$1,600	$4,570,855	$(736,292)	$(18,766)	—	$—	$4,568	$3,821,965
Net loss	—	—	—	(342,826)	—	—	—	—	(342,826)
Equity investment by RWE	—	—	1,067,092	—	—	—	—	—	1,067,092
Other comprehensive income (loss), net of tax of $660	—	—	—	—	383	—	—	—	383

Balance at December 31, 2007	160,000	$1,600	$5,637,947	$(1,079,118)	$(18,383)	—	$—	$4,568	$4,546,614

Net loss	—	—	—	(562,421)	—	—	—	—	(562,421)
Equity investment by RWE	—	—	245,000	—	—	—	—	—	245,000
Contribution of common stock by RWE	—	—	1,933	—	—	(90)	(1,933)	—	—
Stock-based compensation activity	—	—	3,373	—	—	90	1,926	—	5,299
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive income (loss), net of tax of ($40,990)	—	—	—	—	(63,868)	—	—	—	(63,868)
Dividends	—	—	—	(64,055)	—	—	—	—	(64,055)

Balance at December 31, 2008	160,000	$1,600	$5,888,253	$(1,705,594)	$(82,251)	—	$(7)	$4,557	$4,106,558

Net loss	—	—	—	(233,083)	—	—	—	—	(233,083)
Common stock offering, net of expenses of $7,824	14,500	145	242,156	—	—	—	—	—	242,301
Stock-based compensation activity	130	1	9,668	(279)	—	—	7	—	9,397
Other comprehensive income (loss), net of tax of $10,242	—	—	—	—	17,574	—	—	—	17,574
Dividends	—	—	—	(137,331)	—	—	—	—	(137,331)

Balance at December 31, 2009	174,630	$1,746	$6,140,077	$(2,076,287)	$(64,677)	—	$—	$4,557	$4,005,416

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended December 31
	2009	2008	2007
Net loss	$(233,083)	$(562,421)	$(342,826)
Change in employee benefit plan funded status, net of tax of $6,381, ($41,007) and $591, respectively	9,981	(64,139)	924
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $29, $17 and $23, respectively	46	26	36
Actuarial loss, net of tax of $3,832, $0 and $46, respectively	5,994	1	72
Foreign currency translation adjustment	1,553	244	(649)

Total comprehensive loss	$(215,509)	$(626,289)	$(342,443)

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1: Organization and Operation

American Water Works Company, Inc. (“AWW”) and its subsidiaries (collectively referred to herein as the “Company”) is the holding company for regulated and non-regulated subsidiaries throughout the United States of America and two Canadian provinces. The regulated subsidiaries provide water and wastewater services and, as public utilities, function under rules and regulations prescribed by state regulators. These regulated subsidiaries have similar long-term economic characteristics and are operationally segregated into the 20 U.S. states in which the Company operates regulated utilities. The non-regulated subsidiaries include various lines of business including Homeowner Services, which provides water and sewer line protection plans for homeowners; the Operations and Maintenance contracts group, which conducts operation and maintenance of water and wastewater facilities for municipalities and the U.S. Military, among others; and Carbon Regeneration, which sells granular activated carbon technologies to help remove contaminants and improve the quality of drinking water.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company considers benefit plan assumptions; the carrying values of goodwill and other long-lived assets, including regulatory assets; revenue recognition; and accounting for income taxes to be its critical accounting estimates. The Company’s significant estimates that are particularly sensitive to change in the near term are amounts reported for pension and other postemployment benefits, contingency-related obligations and goodwill.

Regulation

The Company’s regulated utilities are subject to regulation by the public utility commissions and the local governments of the states in which they operate (the “Regulators”). These Regulators have allowed recovery of costs and credits which the Company has recorded as regulatory assets and liabilities. Accounting for future recovery of costs and credits as regulatory assets and liabilities is in accordance with authoritative guidance applicable to those companies whose rates are established by or are subject to approval by an independent third-party regulator. Regulated utilities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in operations by an non-regulated company. These deferred regulatory assets and liabilities are then reflected in the statement of operations in the period in which the costs and credits are reflected in the rates charged for service. (See Note 7)

Property, Plant and Equipment

Property, plant and equipment consist primarily of utility plant. Additions to utility plant and replacements of retirement units of property are capitalized. Costs include material, direct labor and such indirect items as engineering and supervision, payroll taxes and benefits, transportation and an allowance for funds used during construction. The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $47,279 and $35,971 at December 31, 2009 and 2008, respectively. The cost of repairs; maintenance, including planned major maintenance activities; and minor replacements of property is charged to maintenance expense as incurred.

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

The Company had book overdrafts for certain of its disbursement accounts of $34,502 and $42,010 at December 31, 2009 and 2008, respectively. A book overdraft represents transactions that have not cleared the bank accounts at the end of the period. The Company transfers cash on an as-needed basis to fund these items as they clear the bank. The balance of the book overdraft is reported as short-term debt and the change in the book overdraft balance is reported as cash flows from financing activities.

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

Allowance for Uncollectible Accounts

Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due and previous loss history. The Company writes off accounts when they become uncollectible. (See Note 5)

Non-regulated Trade and Other Receivables, Net

Non-regulated trade and other receivables, net consists of non-regulated trade accounts receivable and non-regulated unbilled revenues, net of a reserve for doubtful accounts, and non-utility customer receivables of the regulated subsidiaries. In determining the reserve for uncollectible non-regulated accounts, the Company considers the length of time the trade accounts receivable are past due and the customers’ current ability to pay their obligations. Unbilled receivables are accrued when service has been provided but has not been billed to customers. (See Note 6)

Materials and Supplies

Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.

Goodwill

The Company considers the carrying value of goodwill to be one of its critical accounting estimates. The Company believes the assumptions and other considerations used to value goodwill to be appropriate. However, if experience differs from the assumptions and considerations used in its analysis, the resulting change could have a material adverse impact on the consolidated financial statements.

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

For each of the years ended December 31, 2009, 2008 and 2007, the Company determined that its goodwill was impaired and recorded impairments of $450,000, $750,000, and $509,345, respectively. (See Note 8)

Long-Lived Assets

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

Advances and Contributions in Aid of Construction

Regulated utility subsidiaries may receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities at December 31, 2009 and 2008 in the accompanying balance sheets are estimated refunds of $34,207 and $32,305, respectively. Those amounts represent expected refunds during the next 12-month period. Advances which are no longer refundable are reclassified to contributions in aid of construction. Contributions in aid of construction are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds. Non-cash utility property has been received, primarily from developers, as advances or contributions of $77,094, $83,041 and $101,226 for the years ended December 31, 2009, 2008 and 2007, respectively.

Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. Certain of the Company’s subsidiaries do not depreciate contributed property, based on regulatory guidelines. Amortization of contributions in aid of construction was $20,227, $20,219 and $20,720 for the years ended December 31, 2009, 2008 and 2007, respectively.

Recognition of Revenues

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are provided and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the latest meter reading to the end of the accounting period.

The Company has agreements with the United States Government to operate and maintain water and wastewater systems at various military bases pursuant to 50-year contracts (“military agreements”). These contracts also include construction components that are accounted for separately from the operations and management components. The military agreements are subject to periodic price redetermination adjustments and modifications for changes in circumstance. Additionally, the Company has agreements ranging in length from three to 40 years with various municipalities to operate and maintain water and wastewater systems (“O&M agreements”). Revenue from operations and management services are recognized as services are provided. (See Note 16)

Construction Contracts

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

Under these agreements, revenues were $28,796, $47,889 and $32,141 and operation and maintenance expenses were $25,060, $44,227 and $34,543 as of December 31, 2009, 2008 and 2007, respectively. Included in the amounts are construction revenues of $5,614, $25,766 and $12,902 and operation and maintenance expenses of $5,439, $24,852 and $12,601 related to the Company’s Fillmore contract at December 31, 2009, 2008, and 2007, respectively. The construction phase of the contract was substantially complete and in service at December 31, 2009.

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

Environmental Costs

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $7,947 and $10,538 at December 31, 2009 and 2008, respectively. At December 31, 2009, $7,700 of the accrual (including $1,100 accrued in 2009) relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company paid $3,500 related to this agreement during 2009, and has agreed to pay $1,100 annually from July 2010 to July 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates.

New Accounting Standards

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires new disclosures of (i) the amounts of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers and (ii) information in the reconciliation of recurring Level 3 measurements (those using significant unobservable inputs) about purchases, sales, issuances, and settlements on a gross basis. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements, which does not become effective until interim and annual periods beginning after December 15, 2010. As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of liabilities. The amendments reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and help to improve consistency in the application of authoritative guidance. This update is effective for the first reporting period, including interim periods, beginning after issuance, which for the Company was October 1, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

In April 2009, the FASB provided additional guidance on fair value measurements in inactive markets when the volume and level of activity for the asset and liability have significantly decreased. This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows. (See Note 18)

In February 2008, the FASB issued guidance that allowed a one-year deferral of adoption of the guidance for nonfinancial assets and nonfinancial liabilities (such as intangible assets, property, plant and equipment and goodwill) that are required to be measured at fair value on a periodic basis (such as at acquisition or impairment). The Company elected to use this deferral option and accordingly, adopted this guidance for the Company’s nonfinancial assets and liabilities valued on a non-recurring basis on January 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s results of operations, financial position or cash flows.

Accounting Standards Codification

In June 2009, the FASB issued authoritative guidance that establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance that replaces the quantitative-based risk and rewards calculation for determining which reporting entity has a controlling financial interest in a variable interest entity with a qualitative approach. This revised guidance also requires additional disclosures about a reporting entity’s involvement in variable interest entities. This guidance is effective for the Company beginning January 1, 2010. The Company does not expect the adoption of this update to have a significant impact on the Company’s results of operations, financial position or cash flows; however, due to evolving interpretations of this guidance, the Company has not fully completed its assessment.

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance that amends current guidance for accounting for the transfers of financial assets. Key provisions include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in which a portion of a financial asset has been transferred and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Further, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance is effective for the Company beginning January 1, 2010, and is required to be applied prospectively. The Company does not expect the adoption of this update to have an impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

In May 2009 and clarified in February 2010, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions, (ii) the circumstances under which an entity should recognize events or transactions and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Fair Value of Financial Instruments Disclosures

In April 2009, the FASB issued revised authoritative guidance to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This amendment is effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. As this revised guidance provides for additional disclosure requirements only, the adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments

In April, 2009, the FASB amended authoritative guidance related to the impairment of certain debt securities and will require an entity to assess whether it (i) has the intent to sell the debt security or (ii) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. If an entity is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit losses (for example, liquidity risk) would be reflected in other comprehensive income. The amended guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Contingencies Acquired in a Business Combination

In April 2009, the FASB amended and clarified the authoritative guidance related to accounting for the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should account for the acquired contingencies using existing guidance. This guidance is effective for the Company for business combinations finalized after January 1, 2009.

Pension and Other Postretirement Benefit Plan Asset Disclosures

In December 2008, the FASB issued authoritative guidance that requires additional disclosures for employers’ pension and other postretirement benefit plan assets. This guidance requires employers to disclose information about fair value measurements of plan assets, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance is effective for the Company as of December 31, 2009. As this guidance provides only disclosure requirements, its adoption did not have an impact on the Company’s results of operations, financial position or cash flows.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007 and clarified in January 2010, the FASB issued authoritative guidance clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. With certain exceptions, this guidance requires that changes in a parent’s ownership interest in a subsidiary or group of assets that is a business or a nonprofit activity be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control. When change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements. This guidance was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company. As a result of the adoption of this guidance, beginning in the first quarter of 2009, the Company reflects its subsidiaries’ preferred stock without mandatory redemption requirements in its consolidated financial statements within equity. The Company reclassified these preferred shares to equity within the Company’s Consolidated Balance Sheets and Statements of Changes in Stockholders’ Equity for all periods presented. In the Company’s 2008 Form 10-K, these preferred shares were presented as preferred stock without mandatory redemption requirements separate from equity within the Company’s Consolidated Balance Sheets. The dividends on these preferred shares have not been reflected separately on the Company’s Statements of Operations or the Company’s Statements of Comprehensive Loss, as the amounts are not considered material.

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation.

Note 3: Acquisitions and Divestitures

Acquisitions

During 2009, the Company closed on seven acquisitions (six regulated water and wastewater systems, and one in its non-regulated segment) for an aggregate purchase price of $18,144. The purchase price for each acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values at the acquisition date. Assets acquired totaled $29,462, including plant and equipment of $17,843, current assets of $5,857, goodwill of $606, and long-lived assets of $5,156. Liabilities assumed totaled $11,318, including debt of $3,990, current liabilities of $5,732, long-term liabilities of $970, and contributions in aid of construction of $626.

During 2008, the Company closed on acquisitions of 10 regulated water and wastewater systems, for an aggregate purchase price of $12,512, including transaction costs of $2,622. Assets acquired (primarily plant and equipment) totaled $16,291, and liabilities assumed were $3,779 of contributions in aid of construction.

During 2007, the Company acquired nine regulated water systems for a total aggregate purchase price of $15,877. Included in this total was the Company’s acquisition on November 1, 2007 of all of the capital stock of S.J. Services, Inc. (“SJS”) for $13,458. The acquisition was accounted for as a business combination. Accordingly, operating results of SJS from November 1, 2007 were included in the Company’s results of operations. The purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of acquisition. Total SJS assets acquired were $23,420, including $4,727 of goodwill (See Note 8), and liabilities assumed totaled $9,962, including long-term debt of $2,791 and contributions in aid of construction of $5,566.

Also during 2007, the Company’s New Jersey subsidiary entered into an agreement with the City of Trenton, New Jersey to purchase the assets of the City’s water system located in the four surrounding townships. The agreement required approval from the New Jersey Regulator. The initial proposed purchase price of $100,000 was subsequently amended to $75,000 plus the provision of technical services from the City over seven years to ensure a smooth transition of ownership at a total cost of $5,000. Since February 2009, a small group of City residents (“Petitioners”) has been involved in litigation with City and NJAWC seeking to force the sale to a referendum. In April 2009, the New Jersey Regulator issued an order, which was extended on December 1, 2009, approving the stipulation of the parties (the “Stipulation”); however, the effective date of the Stipulation is automatically stayed pending resolution of court proceedings. On December 19, 2009, a New Jersey Superior Court Appellate Division panel unanimously upheld lower trial court rulings affirming the City and the Company’s position. The New Jersey Supreme Court (“Supreme Court”) has granted Petitioners’ request for certification and oral argument is scheduled before the Supreme Court on March 22, 2010. The Company can provide no assurance as to the outcome of the litigation. The Stipulation includes the Company’s agreement to purchase finished water from the City for the next 20 years under a water supply agreement. The acquisition is expected to add approximately forty thousand customers to the Company’s customer base. Included in other current assets is a $10,000 refundable deposit the Company made in December 2007 that is being held in an interest bearing escrow account as required by the bidding process.

Divestitures

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

Note 4: Utility Plant

The components of utility plant by category at December 31 are as follows:

	Range of Remaining Useful Lives	2009	2008
Water plant
Land and other non-depreciable assets		$144,295	$144,624
Sources of supply	7 to 127 Years	564,886	512,222
Treatment and pumping facilities	3 to 101 Years	2,675,718	2,514,155
Transmission and distribution facilities	9 to 127 Years	6,290,578	5,940,177
Services, meters and fire hydrants	4 to 96 Years	2,363,394	2,224,568
General structures and equipment	3 to 112 Years	645,727	656,043
Wastewater plant	4 to 86 Years	702,725	630,983
Construction work in progress		304,599	338,880

		13,691,922	12,961,652
Less accumulated depreciation		3,168,078	2,969,869

		$10,523,844	$9,991,783

Utility plant depreciation expense amounted to $262,825 in 2009, $267,763 in 2008 and $263,737 in 2007.

The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.68% in 2009, 2.93% in 2008 and 3.11% in 2007.

Note 5: Allowance for Uncollectible Accounts

The following table summarizes the changes in the Company’s allowances for uncollectible accounts:

	2009	2008	2007
Balance at January 1	$(18,644)	$(20,923)	$(23,061)
Amounts charged to expense	(21,781)	(17,267)	(17,553)
Amounts written off	25,079	22,583	22,192
Recoveries of amounts written off	(3,689)	(3,037)	(2,501)

Balance at December 31	$(19,035)	$(18,644)	$(20,923)

Note 6: Non-regulated Trade and Other Receivables, Net

Components of the Company’s non-regulated trade and other receivables, net at December 31 are as follows:

	2009	2008
Non-regulated trade accounts receivable	$33,945	$29,613
Allowance for doubtful accounts—non-regulated trade accounts receivable	(3,837)	(5,221)
Non-regulated unbilled revenue	15,678	16,602
Other	29,300	27,883

	$75,086	$68,877

The following table summarizes the changes in the Company’s non-regulated allowances for uncollectible accounts:

	2009	2008	2007
Balance at January 1	$(5,221)	$(5,567)	$(9,345)
Amounts (charged) credited to expense	(259)	(1,587)	1,597
Amounts written off	1,805	1,942	2,184
Recoveries of amounts written off	(162)	(9)	(3)

Balance at December 31	$(3,837)	$(5,221)	$(5,567)

Note 7: Regulatory Assets and Liabilities

The regulatory assets represent costs that are expected to be fully recovered from customers in future rates. Except for income taxes, regulatory assets are excluded from the Company’s rate base and do not earn a return. The components of regulatory assets at December 31 are as follows:

	2009	2008
Income taxes recoverable through rates	$233,806	$231,439
Debt and preferred stock expense	75,693	67,271
Deferred pension expense	209,288	237,665
Deferred other postretirement benefit expense	141,830	136,937
Deferred security costs	10,121	12,763
Deferred business services project expense	12,496	14,322
Deferred tank painting costs	24,705	22,347
Deferred rate case expense	10,919	14,000
Purchase premium recoverable through rates	61,101	61,003
Environmental remediation recoverable through rates	7,700	6,600
Coastal water project costs	21,056	18,262
San Clemente Dam project costs	16,392	15,341
Removal costs recoverable through rates	46,090	35,097
Other	80,823	46,607

	$952,020	$919,654

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

Pension expense in excess of the amount contributed to the pension plans is deferred by certain subsidiaries. These costs will be recovered in future service rates as contributions are made to the pension plan. The Company also has regulatory assets of $166,441 and $198,506 at December 31, 2009 and 2008, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

Postretirement benefit expense in excess of the amount recovered in rates through 1997 has been deferred by certain subsidiaries. These costs are recognized in the rates charged for water service and will be fully recovered over a 20-year period ending in 2012 as authorized by the regulatory authorities. The Company has regulatory assets of $134,180 and $131,300 at December 31, 2009 and 2008, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

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

Purchase premium recoverable through rates is primarily the recovery of the acquisition premiums related to an asset acquisition by the Company’s California subsidiary during 2002, and acquisitions in 2007 by the Company’s New Jersey subsidiary. As authorized for recovery by the California and New Jersey Regulators, these costs are being amortized to operations through November 2048.

Environmental remediation recoverable through rates is the recovery of costs incurred by the Company’s California subsidiary under a settlement agreement entered into with the National Oceanic and Atmospheric Administration to improve habitat conditions in the Carmel River Watershed.

Coastal water project costs include all preliminary costs associated with the studying, testing, and design of alternatives to help solve water supply shortages in Monterey, California. Coastal water project costs incurred through December 31, 2007 have been reviewed and approved for recovery through a surcharge that went into effect January 1, 2007. Costs deferred during 2009 and 2008 totaled $6,542 and $4,731, respectively. The Company believes it is probable that the costs incurred since the last rate review will also be recoverable.

San Clemente Dam project costs include deferred costs for the Company’s California subsidiary to investigate alternatives to strengthen or remove the San Clemente Dam due to potential earthquake or flood safety concerns. These costs are not yet in rates; however, the Company believes it is probable that the costs incurred will be recoverable.

Other regulatory assets include certain deferred employee benefit costs, deferred treatment facility costs, as well as various regulatory balancing accounts.

The components of regulatory liabilities at December 31 are as follows:

	2009	2008
Removal costs recovered through rates	$251,837	$231,789
Deferred income taxes	33,103	34,180
Other	37,341	41,355

	$322,281	$307,324

Removal costs recovered through rates are retirement costs recovered through customer rates during the life of the associated assets. In December 2008, the Company’s subsidiary in New Jersey, at the direction of the New Jersey Regulator, began to amortize $48,000 of the total balance into operations via straight line amortization through November 2048.

Deferred income taxes represent the income tax effect of the adjustment to record the full accumulated postretirement benefit obligation.

Other regulatory liabilities include legal settlement proceeds, deferred gains, future customer refunds, and various regulatory balancing accounts.

Note 8: Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. At November 30, 2009, the Company’s goodwill was $1,250,067. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

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

For the November 30, 2009 impairment test, the estimated fair value of the Regulated reporting unit for step 1 was based on a combination of the following valuation techniques:

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

Because of the unique nature, small size and lack of historical earnings of most of the Non-Regulated reporting units, a market approach could not be reasonably applied. As such the estimated fair values of the Non-regulated reporting units were determined entirely on the basis of discounted cash flow models.

The Company has completed its November 30, 2009 annual impairment review and does not believe that the Company’s goodwill balance was impaired. The Company’s fair value calculated in its 2009 impairment test period was approximately 6% above the aggregate carrying value of its reporting units.

However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge.

The Company also made certain assumptions, which it believes to be appropriate, that support the fair value of its reporting units. The Company considered, in addition to the listed trading price of the Company’s shares, the applicability of a control premium to the Company’s shares and certain other factors the Company deemed appropriate. As a result, the Company concluded that the Company’s fair value exceeds what the Company might otherwise have concluded had it relied on market price alone.

The difference between the Company’s calculated market capitalization (which approximates carrying value) and the aggregate fair value of reporting units resulted from an estimated control premium. The estimated control premium represents the incremental premium a buyer is willing to pay to acquire a controlling, majority interest in the Company. In estimating the control premium, management principally considered the current market conditions and historical premiums paid in utility acquisitions observed in the marketplace.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded impairment charges for goodwill in the amount of $450,000, $750,000, and $509,345, respectively.

The Company’s calculated market capitalization at March 31, 2009 was $1,186,000 below the aggregated carrying value of its reporting units. During the first quarter of 2009, the Company’s market price experienced a high degree of volatility and, as of March 31, 2009, had a sustained period for which it was below historical averages and 10% below the market price employed in the Company’s 2008 annual goodwill impairment test. Having considered both qualitative and quantitative factors, management concluded that this sustained decline in market value below the market value which existed at the 2008 annual impairment test, was an interim triggering event. An interim impairment test was performed and $450,000 was recognized as a goodwill impairment charge, primarily in the Regulated reporting unit, for the three months ended March 31, 2009.

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

The change in the Company’s goodwill assets, as allocated between the reporting units is as follows:

	Regulated Unit		Non-regulated Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2008	$3,572,650	$(1,245,380)	$235,549	$(105,867)	$3,808,199	$(1,351,247)	$2,456,952
Impairment losses	—	(750,000)	—	—	—	(750,000)	(750,000)
Felton water system sale	(2,373)	—	—	—	(2,373)	—	(2,373)
Reclassifications and other activity(a)	(5,062)	—	—	—	(5,062)	—	(5,062)

Balance at December 31, 2008	3,565,215	(1,995,380)	235,549	(105,867)	3,800,764	(2,101,247)	1,699,517

Goodwill from acquisitions	440	—	166	—	606	—	606
Impairment losses	—	(448,248)	—	(1,752)	—	(450,000)	(450,000)
Reclassifications and other activity	258	—	—	—	258	—	258

Balance at December 31, 2009	$3,565,913	$(2,443,628)	$235,715	$(107,619)	$3,801,628	$(2,551,247)	$1,250,381

(a)	Includes $4,793 of goodwill transferred to regulatory assets in December 2008 for acquisition premiums recoverable through rates.

Note 9: Stockholders’ Equity

Common Stock

During 2009, RWE Aktiengesellschaft (“RWE”) completed the divestiture of its investment in the Company that began with the April 28, 2008 initial public offering (“IPO”) of the Company’s stock. In April and May 2008, RWE sold 63,173 shares of common stock, including an underwriters’ option of 5,173 shares, at an IPO price of $21.50. The Company did not receive any proceeds from the sale of shares. Prior to the IPO, the Company was an indirect wholly-owned subsidiary of RWE. After the IPO and exercise of the underwriters’ over-allotment option, RWE owned approximately 60% of the Company’s common shares.

On June 10, 2009 the Company completed a public offering of 29,900 shares of its common stock. Pursuant to the offering, the Company sold 14,500 shares of common stock and 15,400 shares were sold by RWE. The Company completed the sale of 14,500 shares of common stock at $17.25 per share. The proceeds from the offering, net of underwriters’ discounts and expenses payable by the Company, were $242,301. The Company used the proceeds to repay short-term debt.

RWE completed the divestiture of its investment in the Company in 2009 through the aforementioned June 2009 sale of 15,400 shares, including an underwriters’ option of 3,900 shares, at a price per share of $17.25; an August 2009 sale of 40,250 shares, including underwriters’ options of 5,250 shares, at a price of $19.25; and a November 2009 sale of 41,087 shares, including an underwriters’ option of 3,735 shares, at a price of $21.63. The Company did not receive any proceeds from these sales by RWE of the Company’s shares.

Effective the first quarter of 2008, the Company’s Board of Directors’ authorized 50,000 shares of par value $0.01 per share preferred stock. As of December 31, 2009 there are no shares outstanding.

In September of 2008, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of August 15, 2008, amounting to $31,992. In December 2008, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of November 18, 2008, amounting to $31,997.

In March 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of February 18, 2009, amounting to $32,000. In June 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of May 18, 2009, amounting to $32,006. In September 2009, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of August 18, 2009, amounting to $36,658. In December 2009, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of November 18, 2009, amounting to $36,667.

On January 29, 2010, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.21 per share payable on March 1, 2010 to all shareholders of record as of February 18, 2010.

Accumulated Other Comprehensive Loss

The following table presents accumulated other comprehensive loss:

	2009	2008
Employee benefit plans funded status adjustments	$(68,250)	$(84,271)
Foreign currency translation	3,573	2,020

Balance at December 31	$(64,677)	$(82,251)

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). The total aggregate number of shares of common stock that may be issued under the Plan was increased to 15,500 from 6,000 in May of 2009. As of December 31, 2009, a total of 12,267 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operations and maintenance expense in the accompanying Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Stock options	$3,415	$1,607	$—
Restricted stock units	3,799	957	680
Restricted stock	—	1,798	—
Employee stock purchase plan	388	172	—

Stock-based compensation in operation and maintenance expense	7,602	4,534	680
Income tax benefit	(2,965)	(1,768)	(265)

After-tax stock-based compensation expense	$4,637	$2,766	$415

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2009, 2008 and 2007.

The cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is required to be measured based on the grant date fair value of the awards issued. The value of stock options and restricted stock awards at the date of the grant is amortized through expense over the requisite service period, which is generally three years. All awards granted in 2009 and 2008 are classified as equity.

The Company receives a tax deduction based on the intrinsic value of the award at the exercise date for stock options and the distribution date for restricted stock and restricted stock units. For each award, throughout the requisite service period, the Company recognizes the tax benefit related to compensation costs, which have been included in deferred tax assets. The tax deductions in excess of the benefits recorded throughout the requisite service period are recorded to shareholders’ equity or the income statement and are included in the financing section of the cash flow statement.

The Company stratified its grant populations and used historic employee turnover rates and general market data to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the period and adjusted as necessary.

Stock Options

On April 22, 2008, the Company granted 2,078 non-qualified stock options to certain employees and non-employee directors under the Plan. The stock options were awarded in two grants with “Grant 1” vesting on January 1, 2010 and “Grant 2” vesting January 1, 2011. These awards included 1,470 stock options that are subject to performance based vesting requirements. The performance conditions for Grant 1 are based on the achievement of 120% of net income targets in 2007 and 2008. Grant 2 performance conditions are based on the achievement of 120% of net income targets in 2008 and 2009. On February 20, 2009, the Company cancelled 311 of the stock options related to the first performance vesting period because the performance goals were not fully met at December 31, 2008. The Grant 2 performance vesting period ended December 31, 2009 and according to the plan, the Company must certify the level of achievement no later than 90 days after January 1, 2010. Any portion of the stock options that do not fully satisfy the performance goals will be forfeited as of the date the level of achievement is certified. In February 2010, 459 stock options were forfeited because the performance goals were not fully met. The Company continues to recognize expense on the remaining stock options during the service period, which ends December 31, 2010.

Additionally during August 2008, the Company granted 5 stock options to newly appointed non-employee directors in two grants vesting on January 1, 2011. These awards have no performance vesting conditions.

On February 20, 2009, the Company granted 1,091 non-qualified stock options to certain employees under the Plan. The stock options vest ratably over a three-year service period from January 1, 2009. These awards have no performance vesting conditions.

The following table presents the weighted average assumptions used in the pricing model for grants and the resulting weighted average grant date fair value of stock options granted in the years ended December 31, 2009 and 2008.

	2009	2008
Dividend yield	3.86%	3.72%
Expected volatility	31.67%	29.00%
Risk-free interest rate	1.79%	2.82%
Expected life (years)	4.36	4.29
Exercise price	$20.70	$21.50
Grant date fair value	$3.96	$4.05

The Company utilized the “simplified method” to determine the expected stock option life due to insufficient historical experience to estimate the exercise patterns of the stock options granted. The Company began granting stock options at the time of the IPO in April 2008. Expected volatility is based on a weighted average of historic volatilities of traded common stock of peer companies (regulated water companies) over the expected term of the stock options and historic volatilities of the Company’s common stock during the period it has been publicly traded. The dividend yield is based on the Company’s expected dividend payments and the stock price on the date of grant, which was the IPO price for Grants 1 and 2. The risk-free interest rate is the market yield on U.S. Treasury strips with maturities similar to the expected term of the stock options. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options granted vest over periods ranging from one to three years and expire seven years from the effective date of the grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The value of stock options at the date of the grant is amortized through expense over the requisite service period using the straight-line method. As of December 31, 2009, $3,665 of total unrecognized compensation costs related to the nonvested stock options is expected to be recognized over the remaining weighted-average period of 1.20 years.

The table below summarizes stock option activity for the year ended December 31, 2009.

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	2,060	$21.50
Granted	1,091	20.70
Cancelled	(311)	21.50
Forfeited or expired	(116)	21.16
Exercised	—	—

Options outstanding at December 31, 2009	2,724	$21.19	5.17	$3,317

Exercisable at December 31, 2009(a)	24	$21.50	0.64	$22

(a)	Includes stock options issued to retired employees for Grants 1 and 2.

Restricted Stock Units

On April 22, 2008, the Company granted 269 restricted stock units to certain employees and non-employee directors under the Plan. The restricted stock units were awarded in two grants with “Grant 1” vesting on January 1, 2010 and “Grant 2” vesting January 1, 2011. The grant date fair value of these restricted stock units is $21.50. These awards included 190 restricted stock units that are subject to performance-based vesting requirements. The performance conditions for Grant 1 are based on the achievement of 120% of net income targets in 2007 and 2008. Grant 2 performance conditions are based on the achievement of 120% of net income targets in 2008 and 2009. On February 20, 2009, the Company cancelled 39 of these restricted stock units related to the first performance vesting period because the performance goals were not fully met at December 31, 2008. The Grant 2 performance vesting period ended December 31, 2009 and according to the Plan, the Company must certify the level of achievement no later than 90 days after January 1, 2010. Any portion of the restricted stock units that do not fully satisfy the performance goals will be forfeited as of the date the level of achievement is certified. In February 2010, 60 restricted stock units were forfeited because the performance goals were not fully met. The Company continues to recognize expense on the remaining restricted stock units during the service period, which ends December 31, 2010.

Additionally during August 2008, the Company granted 1 restricted stock units to newly appointed non-employee directors in two grants vesting on January 1, 2011. The weighted average grant date fair value of these restricted stock units is $20.32. These awards have no performance vesting conditions.

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

On May 8, 2009 and June 19, 2009, the Company granted 15 and 5 restricted stock units, respectively, to certain non-employee directors under the Plan. The restricted stock units vested on the date of the grant; however, distribution of the shares will be made within 30 days of the earlier of August 12, 2010 or the participant’s separation from service. The weighted average grant date fair value of these restricted stock units is $18.56.

Restricted stock units generally vest over periods ranging from one to three years. Restricted stock units granted without market conditions are valued at the market value of the Company’s common stock on the date of grant. Restricted stock units granted with market conditions are valued using a Monte Carlo model. As of December 31, 2009, $2,160 of total unrecognized compensation cost related to the nonvested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.22 years.

The value of restricted stock awards at the date of the grant is amortized through expense over the requisite service period using the straight-line method for restricted stock units with service and/or performance vesting. The grant date fair value of restricted stock awards that have market and service conditions and vest ratably is amortized through expense over the requisite service period using the graded-vesting method.

The table below summarizes restricted stock unit activity for the year ended December 31, 2009.

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2009	267	$21.50
Granted	215	21.75
Distributed	(3)	21.50
Cancelled	(39)	21.50
Forfeited	(18)	21.80
Undistributed vested awards(a)	(20)	18.62

Nonvested total at December 31, 2009	402	$21.77

(a)	Includes restricted stock units granted to retired employees and members of the Company’s Board of Directors.

The aggregate intrinsic value of restricted stock units distributed was $51, on which the Company recognized an income tax shortfall of $5, which has been recorded in the accompanying Consolidated Statement of Operations.

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $279 and $66 to retained earnings during the years ended December 31, 2009 and 2008, respectively.

Employee Stock Purchase Plan

The Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”) was effective as of July 1, 2008. Under the ESPP, employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of a) the beginning or b) the end of each three-month purchase period. As of December 31, 2009 there were 1,832 shares of common stock reserved for issuance under the ESPP. The Company’s ESPP is considered compensatory. Compensation costs of $388 and $172 were recognized for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009 and 2008, the Company issued 129 and 39 shares, respectively, under the ESPP.

Restricted Stock

On April 22, 2008, a subsidiary of RWE contributed 90 shares of the Company’s common stock to the Company and the Company granted 90 restricted stock awards under the 2007 Plan. The requisite service period for the restricted stock was three months and the grant date fair value was $21.50. As of December 31, 2008, the restricted stock was fully vested and there were no unrecognized compensation costs related to the nonvested restricted stock units. The Company issued 84 shares of common stock under this award. The aggregate intrinsic value of restricted stock awards on the date of vesting was $1,647. The Company recognized an income tax shortfall of $60, which was recorded in the Consolidated Statement of Operations at the vesting of these awards.

Note 10: Preferred Stock Without Mandatory Redemption Requirements

Certain preferred stock agreements do not require annual sinking fund payments or redemption except at the option of the subsidiaries and are as follows:

Dividend Yield	Balance at December 31,
	2009	2008
4.50%	$1,720	$1,720
5.00%	1,962	1,962
5.50%	486	486
5.75%	389	389

	$4,557	$4,557

Dividends issued totaled $225 in 2009, 2008, and 2007, respectively, and were included in other, net on the accompanying Consolidated Statements of Operations.

Note 11: Long-Term Debt

The Company primarily incurs long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term at December 31 are:

	Rate	Weighted Average Rate	Maturity Date	2009	2008
Long-term debt of American Water Capital Corp. (“AWCC”)
Private activity bonds and government funded debt
Fixed rate	5.25%-6.75%	6.03%	2018-2039	$200,975	$—
Floating rate(a)				—	86,860
Senior notes
Fixed rate	5.39%-10.00%	6.26%	2011-2039	3,115,853	2,959,000
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.88%	5.29%	2010-2039	1,197,611	937,835
Floating rate(b)	0.90%-2.40%	1.05%	2015	8,560	33,420
Mortgage bonds
Fixed rate	5.48%-9.71%	7.50%	2010-2039	754,966	675,200
Senior debt
Fixed rate				—	40,613
Mandatory redeemable preferred stock	4.60%-9.75%	8.37%	2013-2036	24,207	24,425
Notes payable and other(c)	4.90%-13.31%	7.27%	2011-2026	6,561	2,882

Long-term debt				5,308,733	4,760,235
Unamortized debt discount, net(d)				57,461	63,800

Total long-term debt				$5,366,194	$4,824,035

(a)	Variable rate tax-exempt bonds remarketed for periods up to 270 days. These bonds may be converted to other short-term variable-rate structures, a fixed-rate structure or subject to redemption. During 2009, AWCC remarketed $76,225 of these bonds to fixed rate private activity bonds. The remaining $10,635 is held in the Company’s treasury at December 31, 2009.

(b)	Variable rate tax-exempt bonds which are remarketed for periods up to 270 days. During 2009, $24,860 was remarketed to fixed rate private activity bonds, and the remaining $8,560 was remarketed to floating rate bonds. The $8,560 is classified as current portion of long-term debt in the accompanying balance sheets because it was repurchased by the Company during the first quarter of 2009 when no investor was willing to purchase it at the market rate. This debt was subsequently remarketed as floating rate debt in the second quarter of 2009.
(c)	Includes capital lease obligations of $5,679 (including $3,990 from 2009 acquisitions) and $1,829 at December 31, 2009 and 2008, respectively. Lease payments of $608, $637, $673, $580, $512 and $2,669 will be made in 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.
(d)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

All $754,966 of the subsidiaries’ mortgage bonds and $1,122,065 of the $1,197,611 total subsidiaries’ private activity bonds and government funded debt are collateralized by utility plant.

Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets. Certain long term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2009 was 0.58 to 1.00. In addition, the Company has $1,929,208 of notes which include the right to redeem the notes in whole or in part from time to time subject to certain restrictions.

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

A portion of the RWE notes that were redeemed in 2007 were obtained for the use of certain of the Company’s regulated subsidiaries. These notes were redeemed early resulting in a difference of $8,655 between the book value of the RWE notes and the cash consideration required to extinguish the notes. As agreed with the applicable Regulators, the difference on extinguishment was deferred as a regulatory liability by the Company’s regulated subsidiaries and will be amortized to Interest, net over the remaining lives of the original RWE notes for periods ranging from 2014 to 2034. The amount amortized was $1,967, $1,044, and $531 in 2009, 2008, and 2007, respectively.

The future sinking fund payments and maturities are as follows:

Year	Amount
2010	$54,068
2011	35,633
2012	31,929
2013	112,717
2014	9,546
Thereafter	5,064,840

The following long-term debt was issued in 2009:

Company	Type		Interest Rate	Maturity	Amount
American Water Capital Corp:	Private activity fixed rate:	(1)	5.25%	2039	$28,500
		(1)	5.63%	2039	26,000
			6.00%	2018	18,250
			6.10%	2019	17,950
			6.25%	2032	23,325
			6.25%	2032	24,860
		(1)	6.25%	2039	45,390
			6.75%	2031	16,700
American Water Capital Corp:	Senior notes-fixed rate:		6.00%	2039	60,000
			7.21%	2019	24,500
			8.25%	2038	75,000
			8.27%	2039	25,500
Other subsidiaries:	Private activity-fixed rate:		1.27%	2029	2,242
			4.14%	2029	1,315
			5.00%	2039	10,500
			5.70%	2039	134,224
		(1)	6.20%	2039	80,000
Other subsidiaries:	Private activity—floating rate:		1.00%	2015	8,560
Other subsidiaries:	Mortgage bonds—fixed rate:		5.48%	2019	25,000
			6.35%	2039	75,000
Other:	Capital lease	(1)	8.82%	2011	41

Total issuances					$722,857

(1)	The proceeds of these issuances are initially kept in Trust, pending the Company’s certification that it has incurred qualifying capital expenditures. These issuances have been presented as non-cash on the accompanying Consolidated Statements of Cash Flows. Subsequent release of all or a lesser portion of these funds by the applicable Trust are reflected as the release of restricted funds and are included in investing activities in the accompanying statement of cash flows.

The following long-term debt and preferred stock with mandatory redemption requirements were repurchased or retired through optional redemption or payment at maturity during 2009:

Company	Type	Interest Rate	Maturity	Amount
Long-term debt
American Water Capital Corp	Private activity bonds—floating rate	1.55%-2.20%	2018-2032	$86,860
	Senior notes—fixed rate	6.87%-8.25%	2011-2038	28,147
Other subsidiaries.	Private activity bonds—fixed rate	0.00%-5.90%	2009-2034	8,505
	Private activity bonds—floating rate	1.50%-10.00%	2015-2032	33,420
	Mortgage bonds—fixed rate	6.90%-9.22%	2009-2011	20,847
Mandatory redeemable preferred stock		4.60%-6.00%	2013-2019	218
Notes payable and capital leases		4.90%-13.31%	2011-2026	352

Total retirements & redemptions				$178,349

Other subsidiaries senior debt of $40,000 and $613 was reclassified to other subsidiaries’ fixed rate private activity bonds and government funded debt and mortgage bonds, respectively.

Gains from early extinguishment of debt included in Interest, net amounted to $0 in 2009 and 2008, and $13,113 in 2007, respectively.

Interest, net includes interest income of approximately $10,422, $5,690 and $10,985 in 2009, 2008 and 2007, respectively.

Note 12: Short-Term Debt

The components of short-term debt at December 31 are as follows:

	2009	2008
Revolving credit line	$—	$437,000
Commercial paper, net of $5 and $0 discount at 2009 and 2008, respectively	84,995	—
Book overdraft	34,502	42,010

Total short-term debt	$119,497	$479,010

AWCC had the following available capacity under its commercial paper program at December 31:

	2009	2008
Commercial paper program	$700,000	$700,000
Commercial paper program available capacity	615,000	700,000

AWCC has entered into an $840,000 senior unsecured credit facility syndicated among the following group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent:

Bank	Commitment Amount Through September 15, 2012	Commitment Amount Through September 15, 2013
JPMorgan Chase Bank, N.A.	$115,000	$—
Citibank, N.A.	115,000	115,000
Citizens Bank of Pennsylvania	80,000	80,000
Credit Suisse	80,000	80,000
William Street Commitment Corporation	80,000	80,000
Merrill Lynch Bank USA	80,000	80,000
Morgan Stanley Bank	80,000	80,000
UBS Loan Finance LLC	80,000	80,000
National City Bank	50,000	50,000
PNC Bank, N.A.	40,000	40,000
The Bank of New York Mellon	40,000	—

	$840,000	$685,000

This revolving credit facility is principally used to support the commercial paper program at AWCC and to provide up to $150,000 in letters of credit. On September 15, 2008, a majority of the banks agreed to further extend $685,000 of commitments under this revolving credit facility to September 15, 2013. On December 18, 2008, The Bank of New York Mellon joined the credit facility syndicate with a commitment amount of $40,000 through September 15, 2012. If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the default lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment, however the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will replace a defaulting lender.

At December 31, AWCC had the following sub-limits and available capacity under the credit facility.

	2009	2008
Letter of credit sublimit	$150,000	$150,000
Letter of credit available capacity	101,754	106,097

At December 31, 2009, the Company had $50,579 of outstanding letters of credit, $48,246 of which was issued under the revolving credit facility noted above.

The following table presents the short-term borrowing activity for AWCC for the years ended December 31, 2009 and 2008:

	2009	2008
Average borrowings	$347,413	$291,821
Maximum borrowings outstanding	708,691	570,429
Weighted average interest rates, computed on a daily basis	0.82%	3.51%
Weighted average interest rates, at December 31	0.39%	0.75%

Interest rates on advances under the credit facility are based on either prime or the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based upon credit ratings of the Company, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2009 was 0.58 to 1.00.

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

AWCC has entered into a one year $10,000 committed revolving line of credit with PNC Bank, N.A. This line of credit will terminate on December 31, 2010 unless extended and is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of the financial institution or the applicable LIBOR rate for the term selected plus 175 basis points.

Note 13: General Taxes

Components of general tax expense from continuing operations for the years ended December 31 are as follows:

	2009	2008	2007
Gross receipts and franchise	$81,244	$79,228	$71,360
Property and capital stock	79,420	80,025	75,172
Payroll	29,749	31,060	28,406
Other general	8,849	8,826	8,315

	$199,262	$199,139	$183,253

Note 14: Income Taxes

Components of income tax expense from continuing operations for the years ended December 31 are as follows:

	2009	2008	2007
State income taxes
Current	$(18,525)	$16,196	$16,135
Deferred
Current	(1,599)	409	2,079
Non-current	40,687	10,332	(11)

	20,563	26,937	18,203

Federal income taxes
Current	555	1,522	30,213
Deferred
Current	(11,929)	1,973	9,382
Non-current	113,662	82,929	30,468
Amortization of deferred investment tax credits	(1,433)	(1,534)	(1,510)

	100,855	84,890	68,553

	$121,418	$111,827	$86,756

A reconciliation of income tax expense from continuing operations at the statutory federal income tax rate to actual income tax expense for the years ended December 31 is as follows:

	2009	2008	2007
Income tax at statutory rate	$(39,083)	$(157,708)	$(89,432)
Increases (decreases) resulting from:
State taxes, net of federal taxes	13,366	17,509	11,832
Change in valuation allowance	(6,578)	(158)	(4,727)
Flow through differences	2,918	2,731	2,780
Amortization of deferred investment tax credits	(1,433)	(1,534)	(1,510)
Subsidiary preferred dividends	714	716	799
Impairment charges	150,705	252,158	171,247
Other, net	809	(1,887)	(4,233)

Actual income tax expense	$121,418	$111,827	$86,756

The following table provides the components of the net deferred tax liability from continuing operations at December 31:

	2009	2008
Deferred tax assets:
Advances and contributions	$568,422	$539,165
Deferred investment tax credits	12,417	12,973
Other postretirement benefits	100,936	102,371
Tax losses and credits	352,426	124,311
Pension benefits	147,904	187,498
Unamortized debt discount, net	24,100	26,718
Capital loss not utilized	—	6,165
Other	23,891	54,965

	1,230,096	1,054,166

Valuation allowance	(25,621)	(28,862)

	1,204,475	1,025,304

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	1,771,263	1,446,655
Income taxes recoverable through rates	76,697	76,159
Deferred security costs	4,144	5,358
Deferred business services project expenses	4,456	4,456
Deferred other postretirement benefits	53,152	51,145
Deferred pension benefits	77,924	88,768
Other	68,516	58,350

	2,056,152	1,730,891

	$(851,677)	$(705,587)

At December 31, 2009 and 2008, the Company recorded federal net operating loss (“NOL”) carryforwards of $1,123,938 and $239,654, respectively. The Company believes the federal NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company evaluated its ability to fully utilize the existing federal NOL carryforwards in light of the RWE divestiture in November 2009. Under Internal Revenue Code (“I.R.C.”) Section 382, an ownership change occurs if there is a greater than fifty percent (50%) change in equity ownership of a company over a three year period determined by reference to the ownership of persons holding five percent (5%) or more of that company’s equity securities. If a company undergoes an ownership change as defined by I.R.C. Section 382, the company’s ability to utilize its pre-change NOL carryforwards to offset post-change income may be limited.

The Company believes that the limitation imposed by I.R.C. Section 382 generally should not preclude use of its federal NOL carryforwards, assuming the Company has sufficient taxable income in future carryforward periods to utilize those NOL carryforwards. The Company’s federal NOL carryforwards do not begin expiring until 2024.

At December 31, 2009 and 2008, the Company recorded state NOLs of $760,190 and $431,694, respectively, a portion of which are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards began expiring in 2008.

At December 31, 2009 and 2008, the Company had Canadian NOL carryforwards of $13,033 and $17,528, respectively. The majority of these carryforwards are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The Canadian NOL carryforwards began expiring in 2008.

At December 31, 2009 and 2008, the Company had capital loss carryforwards for federal income tax purposes of $16,282 and $17,614, respectively. The Company has recognized a full valuation allowance for the capital loss carryforwards because the Company does not believe these losses are more likely than not to be recovered.

The Company files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S income tax examinations by tax authorities for years before 2004.

The Company has state income tax examinations in progress and does not expect material adjustments to result.

In December 2008, the Company filed a request with the Internal Revenue Service (“IRS”) to change its tax accounting method for repair and maintenance costs on its utility assets. The IRS partially approved the request in October 2009, allowing the Company to take a current deduction for costs that were previously capitalized for tax purposes. As a result, the Company recorded a deferred income tax liability for this temporary difference.

The following table summarizes the changes in the Company’s gross liability, excluding interest and penalties, for unrecognized tax benefits:

Balance at January 1, 2008	$1,642
Decreases due lapse statute of limitations	(291)

Balance at December 31, 2008	1,351
Increases in prior period tax positions	88,248
Increases in current period tax positions	22,631
Decreases due to lapse of statute of limitations	(209)

Balance at December 31, 2009	$112,021

The liability balance as of December 31, 2009 and 2008 does not include interest and penalties of $439 and $312, respectively, which is recorded as a component of income tax expense. The majority of the increased tax position is attributable to temporary differences. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. If the Company sustains all of its positions at December 31, 2009 and 2008, an unrecognized tax benefit of $7,785 and $1,104, respectively, excluding interest and penalties, would impact the Company’s effective tax rate.

The following table summarizes the changes in the Company’s valuation allowance:

Balance at January 1, 2008	$29,021
Increases in current period tax positions	2,369
Decreases in prior year tax positions	(2,528)

Balance at December 31, 2008	28,862
Increases in current period tax positions	2,778
Decreases in current period tax positions	(5,698)
Decreases in prior period tax positions	(321)

Balance at December 31, 2009	$25,621

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

None of the Company’s securities are included in pension or other postretirement benefit plan assets.

The asset allocation for the Company’s U.S. pension plan at December 31, 2009 and 2008 by asset category, are as follows:

	Target Allocation 2009	Percentage of Plan Assets At December 31,
Asset category		2009	2008
Equity securities	70%	71%	70%
Fixed income	30%	29%	30%

Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The fair values of pension plan assets at December 31, 2009, by asset category, follow:

Asset Category	Target Allocation 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2008
Cash	—	$10,156	$10,156	$—	$—	—
Equity securities:
U.S. large cap	36.0%	250,353	250,353	—	—	35.8%
U.S. mid-cap growth	12.0%	88,397	88,397	—	—	12.1%
International	22.0%	153,719	153,719	—	—	21.7%
Fixed income securities:	30.0%					30.4%
U.S. Treasury and government bonds	—	23,495	23,495	—	—	—
Corporate bonds	—	23,624	—	23,624	—	—
Mortgage-backed securities	—	89,736	—	89,736	—	—
Guaranteed annuity contracts	—	56,040	—	8,593	47,447	—

Total	100.0%	$695,520	$526,120	$121,953	$47,447	100.0%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Guaranteed Annuity Contract
Balance, January 1, 2009	$42,386
Actual return on assets	9,959
Transfers in(out)	(4,898)

Balance, December 31, 2009	$47,447

The Company’s other postretirement benefit plans are partially funded. The asset allocation for the Company’s other postretirement benefit plans at December 31, 2009 and 2008, by asset category, are as follows:

Asset category	Target Allocation 2009	Percentage of Plan Assets At December 31,
		2009	2008
Equity securities	70%	70%	70%
Fixed income	30%	30%	30%

Total	100%	100%	100%

The postretirement benefit plan assets are invested in a manner consistent with the pension plan investment policy.

The fair values of postretirement benefit plan assets at December 31, 2009, by asset category, follow:

Asset Category	Target Allocation 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2008
Cash	—	$2,459	$2,459	$—	$—	—
Equity securities:
U.S. large cap	36.0%	108,703	108,703	—	—	34.2%
U.S. mid-cap growth	12.0%	40,575	40,575	—	—	12.2%
International	22.0%	70,111	70,111	—	—	24.2%
Fixed income securities:	30.0%					29.4%
U.S. Treasury securities	—	25,072	25,072	—	—	—
Corporate bonds	—	31,265	—	31,265	—	—
Mortgage-backed securities	—	33,857	—	33,857	—	—

Total	100.0%	$312,042	$246,920	$65,122	$—	100.0%

Valuation Techniques Used to Determine Fair Value

Cash—Cash and investments with maturities of three months or less when purchased, including certain short-term fixed-income securities, are considered cash and are included in the recurring fair value measurements hierarchy as Level 1.

Equity securities—With respect to equity securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, which the Company is able to independently corroborate. Equity securities are valued based on quoted prices in active markets and categorized as Level 1.

Fixed-income securities—U.S. Treasury securities and government bonds have been categorized in Level 1 because they trade in highly-liquid and transparent markets that the Company can corroborate. The fair values of corporate bonds, mortgage backed securities and a certain guaranteed annuity contract are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities and have been categorized as Level 2 because the valuations are calculated using models which utilize actively traded market data that the Company can corroborate. Certain other guaranteed annuity contracts are invested in a commingled fund and categorized as Level 3 because the investments are not publicly quoted. The fund administrator values the fund using the net asset value per fund share, derived from the quoted prices in active markets of the underlying securities. Since these valuation inputs are not highly observable, the commingled funds have been categorized as Level 3.

The following table provides a rollforward of the changes in the benefit obligation and plan assets for the most recent two years for all plans combined:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at January 1	$1,016,889	$916,994	$475,742	$451,944
Service cost	28,426	26,207	13,172	12,425
Interest cost	62,919	58,195	29,180	28,197
Plan participants’ contributions	—	—	2,216	1,803
Amendments	1,600	850	—	—
Actuarial (gain) loss	53,135	46,988	50,357	2,426
Special termination benefits	—	—	—	—
Gross benefits paid	(34,807)	(32,345)	(24,297)	(22,669)
Federal subsidy	—	—	1,769	1,616

Benefit obligation at December 31	$1,128,162	$1,016,889	$548,139	$475,742

Change in Plan Assets
Fair value of plan assets at January 1	$513,283	$626,272	$234,501	$293,392
Actual return on plan assets	131,252	(158,322)	57,968	(65,400)
Employer contributions	85,792	77,678	41,654	27,375
Plan participants’ contributions	—	—	2,216	1,803
Benefits paid	(34,807)	(32,345)	(24,297)	(22,669)

Fair value of plan assets at December 31	$695,520	$513,283	$312,042	$234,501

Funded status at December 31	$(432,642)	$(503,606)	$(236,097)	$(241,241)
Amounts recognized in the balance sheet consist of:
Current liability	$(1,632)	$(1,544)	$(52)	$(48)
Noncurrent liability	(431,010)	(502,062)	(236,045)	(241,193)

Net amount recognized	$(432,642)	$(503,606)	$(236,097)	$(241,241)

The following table provides the components of the Company’s accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31.

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Net actuarial loss (gain)	$275,188	$334,934	$145,780	$143,907
Prior service cost (credit)	3,140	1,722	(12,120)	(13,301)
Transition obligation (asset)	—	—	520	694

Net amount recognized	$278,328	$336,656	$134,180	$131,300

Regulatory assets	$166,441	$198,506	$134,180	$131,300
Accumulated other comprehensive income	111,887	138,150	—	—

	$278,328	$336,656	$134,180	$131,300

At December 31, 2009 and 2008, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2009	2008
Projected benefit obligation	$1,128,000	$1,017,000
Fair value of plan assets	696,000	513,000

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2009	2008
Accumulated benefit obligation	$993,000	$887,000
Fair value of plan assets	696,000	513,000

The accumulated postretirement benefit obligation exceeds plan assets for all of the Company’s other postretirement benefit plans.

In August 2006, the Pension Protection Act (“PPA”) was signed into law in the U.S. The PPA replaces the funding requirements for defined benefit pension plans by requiring that defined benefit plans contribute to 100% of the current liability funding target over seven years. Defined benefit plans with a funding status of less than 80% of the current liability are defined as being “at risk” and additional funding requirements and benefit restrictions may apply. The PPA was effective for the 2008 plan year with short-term phase-in provisions for both the funding target and at-risk determination. The Company’s qualified defined benefit plan is currently funded above the at-risk threshold, and therefore the Company expects that the plans will not be subject to the “at risk” funding requirements of the PPA. The Company is proactively monitoring the plan’s funded status and projected contributions under the new law to appropriately manage the potential impact on cash requirements.

Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute at least amounts equal to the minimum required contributions in 2010 to the qualified pension plans. The Company plans to contribute its 2010 other postretirement benefit cost to its Voluntary Employee’s Benefit Association Trust.

Information about the expected cash flows for the pension and postretirement benefit plans is as follows:

	Pension Benefits	Other Benefits
2010 expected employer contributions
To plan trusts	$81,200	$38,719
To plan participants	1,632	52

The Company made 2010 contributions to fund pension benefits and other benefits of $12,900 and $9,680, respectively through February 2010.

The following table reflects the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2010	$42,380	$22,598	$1,487
2011	46,711	25,834	1,629
2012	51,165	28,602	1,811
2013	55,963	31,600	1,992
2014	61,190	34,843	2,162
2015—2019	389,769	218,881	13,675

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

The significant assumptions related to the Company’s pension and other postretirement benefit plans are as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine December 31 benefit obligations
Discount rate	5.93%	6.12%	6.27%	5.82%	6.09%	6.20%
Rate of compensation increase	4.00%	4.00%	4.25%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 8.50% in 2010 to 5% in 2017+	graded from 8% in 2009 to 5% in 2015+	graded from 8% in 2008 to 5% in 2014+
Weighted-average assumptions used to determine net periodic cost
Discount rate	6.12%	6.27%	5.90%	6.09%	6.20%	5.90%
Expected return on plan assets	7.90%	7.90%	8.00%	7.60%	7.75%	7.38%
Rate of compensation increase	4.00%	4.25%	4.25%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 8% in 2009 to 5% in 2015+	graded from 8% in 2008 to 5% in 2014+	graded from 9% in 2007 to 5% in 2011+

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one -percentage -point change in assumed health care cost trend rates would have the following effects:

	One - Percentage- Point Increase	One - Percentage- Point Decrease
Effect on total of service and interest cost components	$6,265	$(5,167)
Effect on other postretirement benefit obligation	$72,084	$(60,025)

The following table provides the components of net periodic benefit costs for the years ended December 31:

	2009	2008	2007
Components of net periodic pension benefit cost
Service cost	$28,426	$26,206	$25,611
Interest cost	62,919	58,195	53,288
Expected return on plan assets	(42,224)	(51,701)	(47,052)
Amortization of:
Prior service cost (credit)	182	181	127
Actuarial (gain) loss	23,968	5	262

Periodic pension benefit cost	$73,271	$32,886	$32,236

Special termination pension benefit charge	—	—	93

Net periodic pension benefit cost	$73,271	$32,886	$32,329

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax
Amortization of prior service credit (cost)	$(46)	$(26)	$(36)
Current year actuarial (gain) loss	(9,981)	64,139	(924)
Amortization of actuarial gain (loss)	(5,994)	(1)	(72)

Total recognized in other comprehensive income	$(16,021)	$64,112	$(1,032)

Total recognized in net periodic benefit cost and comprehensive income	$57,250	$96,998	$31,297

Components of net periodic other postretirement benefit cost
Service cost	$13,172	$12,425	$12,683
Interest cost	29,180	28,197	25,383
Expected return on plan assets	(18,638)	(23,002)	(21,065)
Amortization of:
Transition obligation (asset)	173	173	173
Prior service cost (credit)	(1,180)	(1,180)	(1,180)
Actuarial (gain) loss	9,155	810	—

Net periodic other postretirement benefit cost	$31,862	$17,423	$15,994

The Company’s policy is to recognize curtailments when the total expected future service of plan participants is reduced by greater than 10% due to an event that results in terminations and/or retirements.

The estimated amounts that will be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost in 2010 are as follows:

	Pension Benefits	Other Benefits
Actuarial (gain) loss	$17,902	$8,159
Prior service cost (credit)	322	(1,180)
Transition obligation (asset)	—	173

Total	$18,224	$7,152

Savings Plans for Employees

The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006 the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company expensed contributions to the plans totaling $8,082 for 2009, $7,789 for 2008, and $7,305 for 2007, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employee.

Long-Term Incentive Plan

The Company participated in a RWE long-term incentive plan for executives (“RWE LTIP”). Under the RWE LTIP, Company employees were granted 120,004 performance shares of RWE common stock which vested over three years beginning January 1, 2005. Subject to the vesting provisions, the performance shares were payable in cash. The performance shares were accounted for as a liability. Participants received their awards in cash in 2008. No expense was recognized related to these shares during 2008 and no liability remained at December 31, 2008. For the year ended December 31, 2007, the Company recognized approximately $4,127 of share-based compensation expense related to the performance shares in operation and maintenance expense.

Retention Bonuses

The Company established a retention bonus program that was intended to retain employees in key leadership roles through the timely completion of the IPO. If a participant remained employed by the Company through March 31, 2008, the participant received a cash bonus based on a predetermined percentage of his or her base salary in effect on January 1, 2006, or his or her hire date, if he or she was hired after January 1, 2006. Participants received their awards in cash in 2008. For the years ended December 31, 2008 and 2007, the Company recognized approximately $455 and $2,498 respectively, of expense related to the retention bonuses in operation and maintenance expense.

Completion Bonuses

The Company offered a completion bonus to reward selected senior executives for their contributions to the IPO process. Each eligible executive was entitled to receive a cash bonus based on a predetermined percentage of his or her base salary in effect on December 31, 2007, or his or her hire date, if he or she was hired after January 1, 2006. Participants received their awards in cash in 2008. During 2009, the Company recognized income of $321 for reversal of a prior accrual that was not paid out. For the years ended December 31, 2008, and 2007, the Company recognized approximately $749 and $832, respectively, of expense related to the completion bonuses in operation and maintenance expense.

Note 16: Commitments and Contingencies

OMI/Thames Water Stockton, Inc. (“OMI/TW”) is a 50/50 joint venture between a subsidiary of the Company and Operations Management International, Inc. (“OMI”). In February 2003, OMI/TW and the City of

Stockton, California (the “City”) entered into a 20-year service contract for capital improvements and management services of water, wastewater and storm water utilities. By mutual agreement, OMI/TW and the City of Stockton terminated the contract effective February 29, 2008 (the “Termination Date”). Upon termination, responsibility for management and operation of the system was returned to the City. OMI/TW agreed to provide a limited twelve-month warranty relating to certain components of the facilities that OMI/TW constructed (the “WW39 Plant”), which expired on December 31, 2008. OMI/TW also agreed to correct any latent defects relating to significant deficiencies in the structural components of certain capital improvements discovered prior to November 15, 2009, if any. Additionally OMI/TW committed to pay for certain employee transition costs and assumed financial responsibility for regulatory fines levied through the Termination Date, if any, resulting from OMI/TW’s failure to comply with applicable National Pollutant Discharge Elimination System permit requirements and/or incidents traced to design defects in the WW39 Plant. During 2007, the California State Water Resources Control Board (the “Board”) issued a notice of violation and a corresponding Settlement Communication related to a discharge into an adjacent river. The City has reached a final settlement agreement with the Board related to the discharge. In connection with the final settlement agreement, OMI/TW has agreed to pay a civil penalty and monitoring costs of $425. Given the uncertainties related to resolving the remaining issues described above and financial settlement with OMI, the Company has a loss reserve of approximately $1,300 at December 31, 2009 and 2008, respectively.

The Company is also routinely involved in legal actions incident to the normal conduct of its business. At December 31, 2009, the Company has accrued approximately $3,100 as probable costs and it is reasonably possible that additional losses could range up to $22,000 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,097,000 at December 31, 2009. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2010 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,305,000 at December 31, 2009. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Included in the military services performance commitment at December 31, 2009 are contracts the Company was awarded during September 2009 for operation and maintenance of the water and wastewater systems at military installations at Fort Belvoir, Virginia and Fort Meade, Maryland. According to the agreements, the awards of the contracts are estimated at approximately $288,000 and $650,000, respectively, over a 50-year period as measured by gross contract revenue subject to price re-determinations and customary federal contracting termination provisions. Federal contract price re-determination is a mechanism to periodically adjust the service fee in subsequent periods to reflect changes in contract obligations and market conditions.

Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $139,519 at December 31, 2009.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. The Company’s subsidiaries purchased water expense under these types of agreements amounted to approximately $98,821, $95,739, and $92,403 during the years ended December 31, 2009, 2008, and 2007, respectively. The estimated annual commitment related to the minimum quantities of water purchased is expected to approximate $50,343 in 2010, $45,922 in 2011, $45,842 in 2012, $44,850 in 2013, $44,851 in 2014 and $509,317 thereafter.

Note 17: Net Loss per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. There were 21 participating securities that were not included in the basic net loss per common share calculation at December 31, 2009 because they were anti-dilutive. There were no participating securities for the years ended December 31, 2008 and 2007. The following is a reconciliation of the Company’s net loss and weighted average common shares outstanding for calculating basic net loss per share:

	Years Ended December 31,
	2009	2008	2007
Basic
Loss from continuing operations	$(233,083)	$(562,421)	$(342,275)
Loss from discontinued operations	—	—	(551)

Net loss	(233,083)	(562,421)	(342,826)

Less: Distributed earnings to common shareholders (a)	137,597	64,055	—
Less: Distributed earnings to participating securities	—	—	—

Undistributed earnings	(370,680)	(626,476)	(342,826)
Undistributed earnings allocated to common shareholders (b)	(370,680)	(626,476)	(342,826)
Undistributed earnings allocated to participating securities	—	—	—

Total loss available to common shareholders, basic (a) + (b)	$(233,083)	$(562,421)	$(342,826)

Weighted average common shares outstanding, basic	168,164	159,967	160,000

Basic net loss per common share	$(1.39)	$(3.52)	$(2.14)

Diluted net loss per common share is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options, employee stock purchase plan and restricted stock. The dilutive effect of restricted stock units, stock options, the employee stock purchase plan, and restricted stock is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units and restricted stock, exercise of the stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the Company’s net loss and weighted average common shares outstanding for calculating diluted net loss per share:

	Years Ended December 31,
	2009	2008	2007
Diluted
Total loss available to common shareholders, basic	$(233,083)	$(562,421)	$(342,826)
Undistributed earnings allocated to participating securities	—	—	—

Total loss available to common shareholders, diluted	$(233,083)	$(562,421)	$(342,826)

Weighted average common shares outstanding, basic	168,164	159,967	160,000
Shares from stock-based compensation plans	—	—	—

Weighted average common shares outstanding, diluted	168,164	159,967	160,000

Diluted net loss per common share	$(1.39)	$(3.52)	$(2.14)

Options to purchase 2,265 and 926 shares of the Company’s common stock were excluded from the calculation of diluted common shares outstanding because they were anti-dilutive for the years ended December 31, 2009 and 2008, respectively. Additionally, 258 restricted stock units and 32 shares under the employee stock purchase plan at December 31, 2009 and 119 restricted stock units and 33 shares under the employee stock purchase plan at December 31, 2008 were excluded from the diluted net loss per share calculation because they were anti-dilutive. There were also 459 and 1,134 stock options and 144 and 148 restricted stock units which were excluded from the calculation of diluted common shares outstanding because certain performance conditions were not satisfied as of December 31, 2009 and 2008, respectively. The Company had no potentially dilutive shares for the year ended December 31, 2007.

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments at December 31 are as follows:

2009	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,164	$26,257
Long-term debt (excluding capital lease obligations)	5,336,351	5,633,384

2008	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,368	$23,887
Long-term debt (excluding capital lease obligations)	4,797,838	4,430,117

Fair Value Measurements

To increase consistency and comparability in fair value measurements, FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities, exchange-based derivatives, mutual funds and money market funds.

•

Level 2—inputs other than quoted prices included within level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, commingled investment funds not subject to purchase and sale restrictions and fair-value hedges.

•

Level 3—unobservable inputs, such as internally-developed pricing models for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds subject to purchase and sale restrictions.

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2009 and 2008, respectively:

	At Fair Value as of December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$61,232	$—	$—	$61,232
Rabbi trust investments	—	2,551	—	2,551
Deposits	11,612	—	—	11,612

Total assets	72,844	2,551	—	75,395

Liabilities:
Deferred compensation obligation	—	8,881	—	8,881

Total liabilities	—	8,881	—	8,881

Total net assets (liabilities)	$72,844	$(6,330)	$—	$66,514

	At Fair Value as of December 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$11,053	$—	$—	$11,053
Rabbi trust investments	—	3,562	—	3,562
Deposits	10,958	—	—	10,958

Total assets	22,011	3,562	—	25,573

Liabilities:
Deferred compensation obligation	—	7,741	—	7,741

Total liabilities	—	7,741	—	7,741

Total net assets (liabilities)	$22,011	$(4,179)	$—	$17,832

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Restricted funds expected to be released within twelve months subsequent to year-end are classified as current.

Rabbi trust investments—The Company’s rabbi trust investments consist primarily of fixed income investments from which supplemental executive retirement plan benefits are paid. The Company includes these assets in other long-term assets.

Deposits—Deposits includes escrow funds and certain other deposits held in trust. The Company includes cash deposits in other current assets.

Deferred compensation obligations—The Company’s deferred compensation plans allow participants to defer certain cash compensation into notional investment accounts. The Company includes such plans in other long-term liabilities. The value of the Company’s deferred compensation obligations is based on the market value of the participants’ notional investment accounts. The notional investments are comprised primarily of mutual funds, which are based on observable market prices.

See Note 15 for the Company’s fair value of qualified pension and postretirement welfare plans’ assets.

Non-recurring Fair Value Measurements

As discussed in Note 8, the Company recognized goodwill impairment charges of $450,000, $750,000 and $509,345 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 19: Operating Leases

The Company has entered into operating leases involving certain facilities and equipment. Rental expenses under operating leases were $37,004 for 2009, $36,200 for 2008 and $34,946 for 2007. The operating leases for facilities will expire over the next 20 years and the operating leases for equipment will expire over the next five years. Certain operating leases have renewal options ranging from one to five years.

At December 31, 2009, the minimum annual future rental commitment under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are $29,024 in 2010, $24,655 in 2011, $20,438 in 2012, $15,455 in 2013, $12,694 in 2014 and $107,000 thereafter.

The Company has a series of agreements with various public entities (the “Partners”) to establish certain joint ventures, commonly referred to as “public-private partnerships.” Under the public-private partnerships, the Company constructed utility plant, financed by the Company, and the Partners constructed utility plant (connected to the Company’s property), financed by the Partners. The Company agreed to transfer and convey some of its real and personal property to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”), issued by the Partners under a state Industrial Development Bond and Commercial Development Act. The Company leased back the total facilities, including portions funded by both the Company and the Partners, under leases for a period of 40 years.

The leases related to the portion of the facilities funded by the Company have required payments from the Company to the Partners that approximate the payments required by the terms of the IDBs from the Partners to the Company (as the holder of the IDBs). As the ownership of the portion of the facilities constructed by the Company will revert back to the Company at the end of the lease, the Company has recorded these as capital leases. The lease obligation and the receivable of the principal amount of the IDBs are presented by the Company on a net basis. The carrying value of the facilities funded by the Company recognized as a capital lease asset was $160,259 and $160,997 at December 31, 2009 and 2008, respectively, which is presented within utility plant. The future payments under the lease obligation are equal to and offset by the payments receivable under the IDBs.

At December 31, 2009, the minimum annual future rental commitment under the operating leases for the portion of the facilities funded by the Partners that have initial or remaining non-cancelable lease terms in excess of one year included in the proceeding minimum annual rental commitments are $3,502 in 2010, $3,519 in 2011 through 2013, $3,518 in 2014, and $85,372 thereafter.

Note 20: Related Party Transactions

Interest expense on the Company’s borrowings with RWE amounted to $0 in 2009 and 2008, and $26,797 in 2007, respectively.

TWILUX, an affiliate and wholly owned subsidiary of RWE, was the holder of $1,750,000 of the Company’s preferred stock. Preferred dividends included in interest expense amounted to $0 in 2009 and 2008, and $74,569, in 2007, respectively. The preferred stock was redeemed in 2007 utilizing the proceeds from $1,750,000 in variable rate borrowings from RWE. The variable rate borrowings from RWE were subsequently redeemed with proceeds from the senior notes issuance. (See Note 11)

One of the Company’s Directors is employed by an electrical utility that supplies electricity and electrical services to the Company’s subsidiaries in Ohio, Pennsylvania, and New Jersey. The Company purchased, from various subsidiaries of this electrical utility, approximately $8,558 and $7,183 of such services in 2009 and 2008, respectively. This Director has announced his intended retirement from that electrical utility effective March 31, 2010.

Note 21: Discontinued Operations

In 2007, the Company completed the sale of its Residuals business for $9,660. There was no gain or loss recorded on the sale. Summarized results during 2007 of this business included operating revenues of $7,128, pre-tax loss of $636, and a tax benefit of $85, resulting in a loss from discontinued operations of $551. There were no assets or liabilities classified as discontinued operations in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

Note 22: Segment Information

The Company has two operating segments referred to as the Regulated Businesses and Non-Regulated Businesses segments. The Company’s chief operating decision maker regularly reviews the operating results of the Regulated and Non-Regulated Businesses segments to assess segment performance and allocate resources. The evaluation of segment performance and the allocation of resources are based on several measures. The measure that is most consistent with that used by management is adjusted earnings before interest and income taxes from continuing operations (“Adjusted EBIT”).

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Regulated and Non-Regulated Businesses segment information includes intercompany costs that are allocated by American Water Works Service Company, Inc. and intercompany interest that is charged by AWCC, which are eliminated to reconcile to the consolidated results of operations. Inter-segment revenues, which are primarily recorded at cost plus mark-up that approximates current market prices, include carbon regeneration services and leased office space, furniture and equipment provided by the Company’s non-regulated subsidiaries to its regulated subsidiaries. Other includes corporate costs that are not allocated to the Company’s subsidiaries, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to the Acquisitions that have not been allocated to the segments for evaluation of segment performance and allocation of resource purposes. The adjustments related to the Acquisitions are reported in Other, as they are excluded from segment performance measures evaluated by management. The following table includes the Company’s summarized segment information:

	As of or for the Year Ended December 31, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$2,207,290	$257,710	$(24,297)	$2,440,703
Depreciation and amortization	272,462	5,871	15,907	294,240
Impairment charge	—	—	450,000	450,000
Total operating expenses, net	1,617,815	238,072	411,207	2,267,094
Adjusted EBIT(1)	591,606	21,264
Total assets	11,659,525	247,594	1,545,532	13,452,651
Capital expenditures	779,428	5,837	—	785,265

	As of or for the Year Ended December 31, 2008
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$2,082,740	$272,186	$(17,998)	$2,336,928
Depreciation and amortization	254,803	5,858	10,600	271,261
Impairment charge	—	—	750,000	750,000
Total operating expenses, net	1,554,731	248,425	720,668	2,523,824
Adjusted EBIT(1)	531,774	26,307
Total assets	10,941,133	244,891	2,045,794	13,231,818
Capital expenditures	1,005,360	3,446	—	1,008,806

	As of or for the Year Ended December 31, 2007
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$1,987,565	$242,678	$(16,028)	$2,214,215
Depreciation and amortization	254,998	10,295	2,042	267,335
Impairment charge	—	—	509,345	509,345
Total operating expenses, net	1,490,794	225,600	482,692	2,199,086
Adjusted EBIT(1)	500,088	23,579
Total assets	10,180,482	280,692	2,490,153	12,951,327
Capital expenditures	738,824	11,986	—	750,810

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to loss from continuing operations before income taxes:

	For the Year Ended December 31, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$591,606	$21,264	$612,870
Add:
Allowance for other funds used during construction	11,486	—	11,486
Allowance for borrowed funds used during construction	7,224	—	7,224
Less:
Interest, net	(231,858)	3,005	(228,853)
Amortization of debt expense	(6,089)	—	(6,089)

Segments income from continuing operations before income taxes	$372,369	$24,269	396,638
Impairment charge			(450,000)
Interest, net			(67,692)
Other			9,389

Loss from continuing operations before income taxes			$(111,665)

	For the Year Ended December 31, 2008
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$531,774	$26,307	$558,081
Add:
Allowance for other funds used during construction	14,497	—	14,497
Allowance for borrowed funds used during construction	8,171	—	8,171
Less:
Interest, net	(227,384)	2,958	(224,426)
Amortization of debt expense	(5,346)	—	(5,346)

Segments income from continuing operations before income taxes	$321,712	$29,265	350,977
Impairment charge			(750,000)
Interest, net			(60,729)
Other			9,158

Loss from continuing operations before income taxes			$(450,594)

	For the Year Ended December 31, 2007
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$500,088	$23,579	$523,667
Add:
Allowance for other funds used during construction	7,759	—	7,759
Allowance for borrowed funds used during construction	3,449	—	3,449
Less:
Interest, net	(219,371)	(8,629)	(228,000)
Amortization of debt expense	(5,169)	—	(5,169)

Segments income from continuing operations before income taxes	$286,756	$14,950	301,706
Impairment charge			(509,345)
Interest, net			(55,165)
Other			7,285

Loss from continuing operations before income taxes			$(255,519)

Note 23: Unaudited Quarterly Data

The following table sets forth certain supplemental unaudited consolidated quarterly financial data for each of the four quarters in the period ended December 31, 2009 and 2008, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$550,170	$612,740	$679,956	$597,837
Operating income (loss)	(335,370)	157,192	214,406	137,381
Income (loss) from continuing operations	(413,079)	51,989	91,636	36,371
Net income (loss)	(413,079)	51,989	91,636	36,371
Basic and diluted earnings (loss) per common share	$(2.58)	$0.32	$0.52	$0.21

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$506,815	$589,369	$672,193	$568,551
Operating income (loss)	(670,358)	142,658	211,754	129,050
Income (loss) from continuing operations	(732,484)	45,498	88,158	36,407
Net income (loss)	(732,484)	45,498	88,158	36,407
Basic and diluted earnings (loss) per common share	$(4.58)	$0.28	$0.55	$0.23

Amounts may not sum due to rounding; per share amounts may not sum due to changes in shares outstanding during the year.

Income (loss) from continuing operations includes impairment losses of $450,000 and $750,000 in the first quarters of 2009 and 2008, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

American Water Works Company, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 (“the Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of December 31, 2009 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by or under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2009, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2009, we completed our remediation actions and tested the controls relating to the maintenance of contracts and agreements, specifically that effective controls did not exist to ensure the accuracy and completeness of accounting and disclosure for such contracts and agreements, as described in Item 4 of our September 30, 2009 Form 10-Q. Based on the results of our testing, we have concluded that this material weakness has been remediated as of December 31, 2009. There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10A.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item and not given in Item 10B below, is incorporated by reference in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Nominees for Election as Directors”, “Information Relative to the Board of Directors and Committees of the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics and Corporate Governance Guidelines”.

We have adopted a Code of Ethics, which applies to directors and employees. The full text of the Code of Ethics is publicly available on our website at http://www.amwater.com. We intend to post on our website any amendments to certain provisions of our Code of Ethics and any waivers of such provisions granted to principal officers.

ITEM 10B.	EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Office and Employment During Last Ten Years
Donald L. Correll	59

Mr. Correll has been our President and Chief Executive Officer and a member of our board of directors since April 2006. Prior to joining American Water, Mr. Correll spent three years serving as President and Chief Executive Officer and a member of the board of directors of Pennichuck Corporation, a New Hampshire-based water utility holding company. He previously spent 25 years with United Water Resources, an investor-owned water services company, where he served as Chairman, President and Chief Executive Officer from 1991 through 2001.

He is a member of the board of directors of HealthSouth Corporation and New Jersey Resources Corporation. Mr. Correll also serves on the boards of a variety of civic, professional and business organizations, including the U.S. Environmental Financial Advisory Board of the United States and the Environmental Protection Agency and the U.S. Chamber of Commerce.

John S. Young	56	Mr. Young as been our President of American Water Services since July 2008, a newly created executive officer position that supports our growth initiatives and service offerings. He is also President of American Water Works Service Company, which provides operating support to all aspects of our business. Prior to July 2008, Mr. Young was our Chief Operating Officer and served as a member of our board of directors from October 2005 until August 2007. Mr. Young began his career with us in 1977 and has held a variety of operations, engineering and executive positions, including Vice President of Engineering, Vice President of Technical Services and Vice President of Operations and Investment Performance. Mr. Young is a member of several professional organizations, including the Design/Build Institute of America (board member), the American Water Works Association (board member, section chair and Fuller Awardee) and the American Society of Civil Engineers. He also serves on the National Drinking Water Advisory Council.

Name	Age	Office and Employment During Last Ten Years
Ellen C. Wolf	56	Ms. Wolf has been our Senior Vice President and Chief Financial Officer since March 2006 and served as a member of our board of directors from March 2006 until August 2007. Ms. Wolf’s career began in the accounting firm of Deloitte Haskins & Sells. From 1987 through 1999, Ms. Wolf held various positions in corporate accounting, finance and business development for Bell Atlantic and several of its subsidiaries, including Bell Atlantic Enterprises International, Bell Atlantic Mobile, and Bell Atlantic Corporation. From 1999 through 2003, Ms. Wolf was employed by us as Vice President and Chief Financial Officer. Prior to re-joining us, Ms. Wolf served as Senior Vice President and Chief Financial Officer of USEC Inc., a global energy company, a position she held beginning in December 2003. Currently, Ms. Wolf also serves on the board of directors of C&D Technologies, Inc., where she serves as chair of its audit committee, and the board of directors of Airgas, Inc., where she serves on the audit committee. In addition, Ms. Wolf is on the board of directors of the National Association of Water Companies, the board of directors of Water for People, a humanitarian organization and the board of directors of the Philadelphia Zoo.

Walter J. Lynch	47	Mr. Lynch has been our President of Regulated Operations since July 2008. Prior to that date, he served as Executive Vice President, Eastern Division. He also served as president of New Jersey American Water, Long Island American Water and our Northeast Region. Mr. Lynch joined us in 2001 and served as President of our Products and Services Group, where he was responsible for overseeing our non-regulated businesses. Prior to this, he was President of the Southwest Region of American Water Services. Mr. Lynch has more than 16 years of experience in engineering, sales and marketing, operations and business development. Before joining us, he was involved with various start-up and growth organizations in the environmental industry. Mr. Lynch worked for Mobil Oil Corporation following his departure from the United States Army where he attained the rank of Captain. In addition, Mr. Lynch is on the board of directors of the National Association of Water Companies and serves on its Executive Committee.

Laura L. Monica	53	Ms. Monica has been our Senior Vice President, Corporate Communications and External Affairs since October 2006. From 1991 to October 2006, Ms. Monica was president of High Point Communications Group, Inc., which we refer to as High Point, a strategic communications firm in Bow, New Hampshire, that she founded. At High Point she worked with a wide variety of clients in both the public and private sector, assisting them in developing and implementing comprehensive, strategic communications plans. Before forming High Point, Ms. Monica was head of corporate communications for Numerica Financial Corporation.

Kellye L. Walker	43	Ms. Walker has been our Senior Vice President, General Counsel and Secretary since January 2010. From February 2007 to June 2009, Ms. Walker served as Senior Vice President and General Counsel of Diageo North America, Inc., the largest operating company of Diageo plc. From February 2003 to December 2006, Ms. Walker served as Senior Vice President, General Counsel and Secretary of BJ’s Wholesale Club, Inc., a leading warehouse club operator. Ms. Walker also served as a partner with

Name	Age	Office and Employment During Last Ten Years
		the law firm of Hill & Barlow in Boston, Massachusetts, and as a partner and/or associate with the law firms of Chaffe, McCall, Phillips, Toler & Sarpy in New Orleans, Louisiana, and Boult, Cummings, Connors & Berry in Nashville, Tennessee.

Sean G. Burke	54	Mr. Burke has been our Senior Vice President Human Resources since December 2007. From 2005 to December 2007, Mr. Burke was the principal of Executive Alignment, LLC, an executive assessment and executive compensation consulting practice, in Falmouth, Maine. From 1988 to 2005, Mr. Burke held executive positions at American Ref-Fuel Company, in Houston, Texas and Montvale, New Jersey, responsible for oversight of the Human Resources function. Earlier, he held leadership positions with other companies including Air Products and Chemicals Inc., Frito-Lay and National Steel Corp.

William D. Patterson	55	Mr. Patterson has been our Senior Vice President of Corporate and Business Development since February 2009. From 2005 to 2008, he was an officer of Pennichuck Corporation, an investor-owned water company located in New Hampshire, where he served as vice president and chief financial officer from 2005 to 2006, and senior vice president from 2006 to 2008. From January 2003 to January 2005, Mr. Patterson served as executive advisor to Concentric Energy Advisors, a private firm located in Marlborough, Massachusetts, providing financial advisory and consulting services for utilities. From June 2001 through January 2005, Mr. Patterson provided financial advisory and consulting services for utilities as president of EnSTAR Management Corporation, a company which he founded. From 2000 to 2001, Mr. Patterson served as CFO of Enermetrix, a software-based company that provides solutions for competitive energy markets. From 1996 to 2000, Mr. Patterson was an investment advisor with Craig Drill Capital and from 1978 to 1996, he was a managing director with Smith Barney, and also served as a utility investment banker for Shearson Lehman and E.F. Hutton. Mr. Patterson serves on the board of directors of MYR Group Inc. where he serves as chair of the audit committee.

James M. Kalinovich	42	Mr. Kalinovich has been our Vice President and Treasurer since December 2004. From 2000 to 2004, Mr. Kalinovich served as Vice President and Treasurer of Amkor Technology, Inc. He held executive positions at Merck & Company, Inc. in the United States and London from 1994 to 2000, and worked as a certified public accountant at Deloitte & Touche from 1989 to 1991.

Mark Chesla	50	Mr. Chesla has been our Vice President and Controller since November 2007. From 2001 to November 2007, Mr. Chesla was Vice President and Controller of Oglethorpe Power Corporation, in Atlanta, Georgia, where he served as that company’s chief accounting officer. In this capacity he was responsible for all aspects of the accounting, internal financial management, regulatory and SEC reporting functions. Mr. Chesla was Vice President, Administration/Controller of SouthStar Energy Services LLC, in Atlanta, Georgia, from 1998 to 2001. Earlier, he held management positions with several other companies, including Piedmont Natural Gas Co., Inc., Aegis Technologies, Inc., Deloitte & Touche LLP and Carolina Power & Light Company.

Name	Age	Office and Employment During Last Ten Years
Mark F. Strauss	58	Mr. Strauss has been President of American Water Enterprises, which manages our Non-Regulated Businesses since December 2006. Previously, Mr. Strauss was President and Chief Executive Officer of our Applied Water Management Group, which provides customized water and wastewater management solutions to real estate developers, industrial clients and small to midsized communities nationwide. Mr. Strauss joined Applied Water Management Group in 1997 as Corporate Counsel and Secretary. He was promoted to Chief Operating Officer in 2002, a position he held until his appointment as Division President and Chief Executive Officer in 2003. Earlier, he served as Vice President and General Counsel of Vizzoni Brothers Construction, Inc. Mr. Strauss serves as a director of Skylands Community Bank. Mr. Strauss was also an associate at the law firms of Ozzard, Rizzolo, Klein, Mauro & Savo and Toolan, Romond, Abbot and Domenichetti.

Nick O. Rowe	52	Mr. Rowe has been President of Kentucky American Water since 2006, and Senior Vice President of our Eastern Division since January 2009. From 2005 to 2006, he served as Vice President of Service Delivery Operations for the Southeast Region of Kentucky American Water. From 2003 to 2005, he served as Vice President, Business Change for American Water in New Jersey and from 1998 to 2003, Mr. Rowe was Vice President of Operations for Kentucky American Water, and from 1987 to 1998, he served in various management positions with responsibility for the day-to-day operations of American Water facilities in several states including Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Tennessee, North Carolina, Georgia and Florida. Mr. Rowe is involved with various regulatory agencies and civic and professional organizations. He also serves on the Executive Board of the Kentucky Chamber of Commerce, is a member of the American Water Works Association and the National Association of Water Companies.

Kathy L. Pape	57	Ms. Pape has been President of Pennsylvania American Water since July 2007. From 1999 to 2007, Ms. Pape served as Senior Vice President, Treasurer and Rate Counsel for Aqua America, Inc. with responsibility for all financing activities, billing, rates and regulatory filings, budgeting and long-range planning. From 1994 to 1999, Ms. Pape was employed by us as Regional Counsel and Finance Manager, where her responsibilities included rates and regulatory affairs, finance, budgeting and customer service for 10 states. Prior to 1994, Ms. Pape was Vice President and Corporate Counsel for General Waterworks Management and Service Co., Assistant Counsel to the Pennsylvania Public Utility Commission and Assistant Consumer Advocate for the Pennsylvania Office of Consumer Advocate.

John R. Bigelow	55	Mr. Bigelow has been President of New Jersey American Water since 2007. Mr. Bigelow joined American Water in 1994 and held a number of senior management positions during his tenure, including American Water’s Senior Vice President of Regulatory Programs and Enterprise Risk Management. From December 2003 to February 2006, Mr. Bigelow served as American Water’s Chief Financial Officer, Vice President and Treasurer of New Jersey American Water, and Director, Vice President and Treasurer of New Jersey American Resources Co. Mr. Bigelow began his career with GPU System Companies, where he spent 18 years in various leadership roles in the finance area. Mr. Bigelow is also a board and/or committee member of Drexel MBA Career Services Advisory Board, NJAWC (New Jersey American Water Company), William J. Hughes Center for Public Policy, and NJUA (New Jersey Utilities Association).

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, under the captions entitled “Executive Compensation”, Compensation Discussion and Analysis”, “Compensation Committee Report” and “Director Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, under the caption entitled “Security Ownership of Principal Stockholders and Management” and the “Equity Compensation Plan” table appearing under the caption “Long-Term Equity Incentive Compensation”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, under the captions entitled “Certain Relationships and Related Transactions” and “Director Independence”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, under the caption entitled “Independent Registered Public Accounting Fees and Services”.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted since they are either not required, not applicable as the information is otherwise included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2010.

AMERICAN WATER WORKS COMPANY, INC.

BY:	/S/ DONALD L. CORRELL
Donald L. Correll
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 27th day of February, 2009 by the following persons in the capacities indicated.

/S/ DONALD L. CORRELL	/S/ RICHARD R. GRIGG
Donald L. Correll President and Chief Executive Officer (Principal Executive Officer and Director)	Richard R. Grigg (Director)

/S/ ELLEN C. WOLF	/S/ JULIA L. JOHNSON
Ellen C. Wolf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Julia L. Johnson (Director)

/S/ GEORGE MACKENZIE	/S/ WILLIAM J. MARRAZZO
George MacKenzie (Director)	William J. Marrazzo (Director)

/S/ MARTHA CLARK GOSS	/S/ STEPHEN P. ADIK
Martha Clark Goss (Director)	Stephen P. Adik (Director)

/S/ JULIE A. DOBSON
Julie A. Dobson (Director)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of September 16, 2001, among RWE Aktiengesellschaft, Thames Water Aqua Holdings GmbH, Apollo Acquisition Company and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

2.2	Separation Agreement by and among RWE Aktiengesellschaft and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.2 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

3.1	Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008.)

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed January 5, 2010.)

4.1	Indenture, dated as of October 22, 2007 between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

4.2	Indenture between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December 3, 2008).

4.3	Note Purchase Agreement, as amended, dated as of December 21, 2006, by and between American Water Capital Corp. and the Purchasers named therein for purchase of $101,000,000 5.39% Series A Senior Notes due 2013, $37,500,000 5.52% Series B Senior Notes due 2016, $329,500,000 5.62% Series C Senior Notes due 2018 and $432,000,000 5.77% Series D Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

4.4	Note Purchase Agreement, as amended, dated as of March 29, 2007, by and between American Water Capital Corp. and the Purchasers named therein for purchase of $100,000,000 5.62% Series E Senior Notes due 2019 and $100,000,000 5.77% Series F Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

4.5	Note Purchase Agreement, dated May 15, 2008, by and between AWCC and the Purchasers named therein for purchase of $110,000,000 6.25% Series G Senior Notes due 2018 and $90,000,000 6.55% Series H Senior Notes due 2023 (incorporated herein by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 19, 2008).

9.1	Exchange and Registration Rights Agreement, dated as of October 22, 2007, between American Water Capital Corp., American Water Works Company, Inc. and Citigroup Global Markets Inc, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several purchasers (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

Exhibit Number	Exhibit Description

9.2	Registration Rights Agreement by and among American Water Works Company, Inc., RWE Aktiengesellschaft and RWE Aqua Holdings GmbH (incorporated by reference to Exhibit 9.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

*10.1	Agreement between George W. Patrick and American Water Works Company, Inc., dated August 27, 1999.

*10.2A	Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated January 1, 2000.

*10.2B	First Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated May 24, 2004.

*10.2C	Second Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated July 27, 2005.

*10.2D	Third Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated December 19, 2008.

10.3	Credit Agreement, dated as of September 15, 2006, among American Water Capital Corp., the Lenders identified therein and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.4	Support Agreement, as subsequently amended, dated June 22, 2000, by and between American Water Works Company, Inc. and American Water Capital Corp. (incorporated by reference to Exhibit 10.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.5	Employment Agreement between Donald L. Correll and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.6	Employment Agreement between Ellen C. Wolf and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.7	RWE Long-Term Incentive Beat Plan 2005, dated as of April 20, 2005 (incorporated by reference to Exhibit 10.7 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.8	Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.9	Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

Exhibit Number	Exhibit Description

10.10	Settlement Agreement by and between California American Water Company and the U.S. Department of Commerce, National Oceanic and Atmospheric Administration, dated as of June 29, 2006 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.11	2004 Thames Water/RWE Long-Term Incentive Plan, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.13 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.12	American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.13	Form of Executive Completion Bonus in connection with the RWE Divestiture, dated as of March 20, 2006 (incorporated by reference to Exhibit 10.16 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.14	Form of Retention Agreement in connection with the RWE Divestiture, dated as of March 20, 2006 (incorporated by reference to Exhibit 10.17 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.15

American Water Works, Inc. Executive Severance Policy, dated as of June 14, 2006

(incorporated by reference to Exhibit 10.18 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.16	2007 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.20 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.17	2006 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.18	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.19	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries (incorporated by reference to Exhibit 10.23 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.20	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc. (incorporated by reference to Exhibit 10.24 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.21	2008 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed April 15, 2008).

Exhibit Number	Exhibit Description

10.22	2009 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.23	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.26 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.24	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.27 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.25	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Restricted Stock Unit Grant Form for Directors (incorporated by reference to Exhibit 10.28 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.26	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.29 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.27	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.30 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.28	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.31 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.29	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.32 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.30	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for Directors (incorporated by reference to Exhibit 10.33 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.31	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.32	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.33	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form for ML1-ML3B Employees (incorporated by reference to Exhibit 10.36 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 27, 2009).

10.34	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form for ML4-ML5 Employees (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 27, 2009).

Exhibit Number	Exhibit Description

10.35	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML1-ML3B Employees (incorporated by reference to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.36	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML4-ML5 Employees (incorporated by reference to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.37	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of August 1, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008.)

10.38	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.39	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.40	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of February 6, 2009 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc. Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009)

10.41	Amendment to the Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., effective as of February 6, 2009 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc. Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009)

*21.1	Subsidiaries of American Water Works Company, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*	filed herewith