Form 10-Q
period 2010-03-31
American Water Works Company, Inc.
filed 2010-05-04
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2010
Common Stock, $0.01 par value per share	174,702,964 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,221,026 at March 31 and $3,168,078 at December 31	$10,590,989	$10,523,844
Nonutility property, net of accumulated depreciation of $126,377 at March 31 and $117,245 at December 31	151,428	153,549

Total property, plant and equipment	10,742,417	10,677,393

Current assets
Cash and cash equivalents	12,633	22,256
Restricted funds	40,273	41,020
Utility customer accounts receivable	138,024	149,417
Allowance for uncollectible accounts	(17,473)	(19,035)
Unbilled utility revenues	126,035	130,262
Non-Regulated trade and other receivables, net	71,919	75,086
Income taxes receivable	32,564	17,920
Materials and supplies	30,089	29,521
Other	63,164	52,680

Total current assets	497,228	499,127

Regulatory and other long-term assets
Regulatory assets	987,963	952,020
Restricted funds	9,708	20,212
Goodwill	1,250,417	1,250,381
Other	52,829	53,518

Total regulatory and other long-term assets	2,300,917	2,276,131

TOTAL ASSETS	$13,540,562	$13,452,651

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 174,693 and 174,630 shares outstanding at March 31 and December 31, respectively)	$1,747	$1,746
Paid-in-capital	6,142,663	6,140,077
Accumulated deficit	(2,082,263)	(2,076,287)
Accumulated other comprehensive loss	(63,203)	(64,677)

Common stockholders’ equity	3,998,944	4,000,859
Preferred stock without mandatory redemption requirements	4,547	4,557

Total stockholders’ equity	4,003,491	4,005,416

Long-term debt
Long-term debt	5,256,955	5,288,180
Redeemable preferred stock at redemption value	23,947	23,946

Total capitalization	9,284,393	9,317,542

Current liabilities
Short-term debt	147,893	119,497
Current portion of long-term debt	47,027	54,068
Accounts payable	116,843	138,609
Taxes accrued, including income taxes of $0 at March 31 and $1,777 at December 31	67,653	45,552
Interest accrued	103,935	60,128
Other	177,738	189,538

Total current liabilities	661,089	607,392

Regulatory and other long-term liabilities
Advances for construction	631,900	633,509
Deferred income taxes	924,763	851,677
Deferred investment tax credits	32,198	32,590
Regulatory liabilities	327,651	322,281
Accrued pension expense	417,242	431,010
Accrued postretirement benefit expense	234,182	236,045
Other	48,054	47,325

Total regulatory and other long-term liabilities	2,615,990	2,554,437

Contributions in aid of construction	979,090	973,280
Commitments and contingencies (See Note 9)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$13,540,562	$13,452,651

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Operating revenues	$588,053	$550,170

Operating expenses
Operation and maintenance	330,423	314,402
Depreciation and amortization	76,232	68,843
General taxes	55,404	52,497
Gain on sale of assets	(71)	(202)
Impairment charge	—	450,000

Total operating expenses, net	461,988	885,540

Operating income (loss)	126,065	(335,370)

Other income (expenses)
Interest, net	(78,715)	(71,979)
Allowance for other funds used during construction	2,151	3,343
Allowance for borrowed funds used during construction	1,397	1,872
Amortization of debt expense	(684)	(1,488)
Other, net	71	1,114

Total other income (expenses)	(75,780)	(67,138)

Income (loss) before income taxes	50,285	(402,508)
Provision for income taxes	19,477	10,571

Net income (loss)	$30,808	$(413,079)

Income (loss) per common share:
Basic	$0.18	$(2.58)

Diluted	$0.18	$(2.58)

Average common shares outstanding during the period:
Basic	174,721	160,011

Diluted	174,797	160,011

Dividends per common share	$0.21	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,808	$(413,079)
Adjustments
Depreciation and amortization	76,232	68,843
Impairment charge	—	450,000
Amortization of removal costs net of salvage	10,676	10,009
Provision for deferred income taxes	46,522	31,627
Amortization of deferred investment tax credits	(392)	(401)
Provision for losses on utility accounts receivable	3,189	5,298
Allowance for other funds used during construction	(2,151)	(3,343)
Gain on sale of assets	(71)	(202)
Pension and non-pension post retirement benefits	22,336	26,283
Other, net	(8,009)	(3,049)
Changes in assets and liabilities
Receivables and unbilled utility revenues	14,036	8,329
Income taxes receivable	(14,644)	—
Other current assets	(11,052)	(15,324)
Pension and non-pension post retirement benefit contributions	(37,780)	(27,509)
Accounts payable	(18,268)	(12,493)
Taxes accrued, including income taxes	20,827	(165)
Interest accrued	43,807	37,276
Other current liabilities	(76)	(19,601)

Net cash provided by operating activities	175,990	142,499

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(142,682)	(196,178)
Acquisitions	(528)	—
Proceeds from sale of assets and securities	87	204
Removal costs from property, plant and equipment retirements, net	(5,910)	(5,031)
Net restricted funds released (invested)	11,251	(26)
Other	—	(1,250)

Net cash used in investing activities	(137,782)	(202,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,101	75,000
Repayment of long-term debt	(38,001)	(150,451)
Net borrowings under short-term debt agreements	53,592	189,940
Proceeds from employee stock plan issuances	801	526
Advances and contributions for construction, net of refunds of $11,941 and $5,616 at March 31, 2010 and 2009	(3,170)	2,608
Change in cash overdraft position	(25,196)	(23,858)
Debt issuance costs	(269)	(2,937)
Redemption of preferred stocks	(10)	—
Dividends paid	(36,679)	(32,072)

Net cash (used in) provided by financing activities	(47,831)	58,756

Net decrease in cash and cash equivalents	(9,623)	(1,026)
Cash and cash equivalents at beginning of period	22,256	9,542

Cash and cash equivalents at end of period	$12,633	$8,516

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$55,699	$50,267
Non-cash financing activity:
Advances and contributions	$7,554	$12,078

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost	Redemption Requirements
Balance at December 31, 2009	174,630	$1,746	$6,140,077	$(2,076,287)	$(64,677)	—	—	$4,557	$4,005,416
Net income	—	—	—	30,808	—	—	—	—	30,808
Stock-based compensation activity	63	1	2,586	(105)	—	—	—	—	2,482
Preferred stock redemption	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income, net of tax of $710	—	—	—	—	1,474	—	—	—	1,474
Dividends	—	—	—	(36,679)	—	—	—	—	(36,679)

Balance at March 31, 2010	174,693	$1,747	$6,142,663	$(2,082,263)	$(63,203)	—	$—	$4,547	$4,003,491

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost	Redemption Requirements
Balance at December 31, 2008	160,000	$1,600	$5,888,253	$(1,705,594)	$(82,251)	—	$(7)	$4,557	$4,106,558
Net loss	—	—	—	(413,079)	—	—	—	—	(413,079)
Stock-based compensation activity	31	—	2,514	—	—	—	7	—	2,521
Other comprehensive income net of tax of $965	—	—	—	—	970	—	—	—	970
Dividends	—	—	—	(32,072)	—	—	—	—	(32,072)

Balance at March 31, 2009	160,031	$1,600	$5,890,767	$(2,150,745)	$(81,281)	—	$—	$4,557	$3,664,898

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$30,808	$(413,079)
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $12 and $7, respectively	20	11
Actuarial loss, net of tax of $698 and $958, respectively	1,092	1,499
Foreign currency translation adjustment	362	(540)

Total comprehensive income (loss)	$32,282	$(412,109)

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at March 31, 2010, the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, the Consolidated Statements of Cash flows for the three months ended March 31, 2010 and 2009, the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2010 and 2009, and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2010 and 2009, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income (loss), and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Certain reclassifications have been made to conform previously reported data to the current presentation.

Note 2: New Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires new disclosures of (i) the amounts of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers and (ii) information in the reconciliation of recurring Level 3 measurements (those using significant unobservable inputs) about purchases, sales, issuances, and settlements on a gross basis. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements, which does not become effective until interim and annual periods beginning after December 15, 2010. As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance that replaces the quantitative-based risk and rewards calculation for determining which reporting entity has a controlling financial interest in a variable interest entity with a qualitative approach. This revised guidance also requires additional disclosures about a reporting entity’s involvement in variable interest entities. This guidance is effective for the Company beginning January 1, 2010. These changes did not have an impact on the Company’s results of operations, financial position or cash flows; however, these changes could impact the accounting for the Company’s interests in a variable interest entity in the future.

Note 3: Goodwill

At March 31, 2010 the Company’s goodwill totaled $1,250,417. The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. The Company concluded no such triggering event occurred during the three months ended March 31, 2010, accordingly no interim review was performed for this period.

During the first quarter of 2009, the Company’s stock price experienced a high degree of volatility and, as of March 31, 2009, had a sustained period for which it was below historical averages and 10% below the market price employed in the Company’s 2008 annual goodwill impairment test. Having considered both qualitative and quantitative factors, management concluded that this sustained decline in market value below the market value that existed at the 2008 annual impairment test was an interim triggering event and performed an interim impairment test. The Company’s calculated market capitalization at March 31, 2009 was $1,186,000 below its aggregated carrying value of its reporting units.

Management concluded the fair value of certain of the Company’s reporting units were below their carrying values as of March 31, 2009. Upon completing the impairment calculation, the Company recognized $450,000 as a goodwill impairment charge for the three months ended March 31, 2009.

The following table summarizes the three-month changes in the Company’s goodwill by reporting unit:

	Regulated Unit		Non-Regulated Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2010	$3,565,913	$(2,443,628)	$235,715	$(107,619)	$3,801,628	$(2,551,247)	$1,250,381
Reclassifications and other activity	36	—	—	—	36	—	36

Balance at March 31, 2010	$3,565,949	$(2,443,628)	$235,715	$(107,619)	$3,801,664	$(2,551,247)	$1,250,417

Balance at January 1, 2009	$3,565,215	$(1,995,380)	$235,549	$(105,867)	$3,800,764	$(2,101,247)	$1,699,517
Impairment losses	—	(448,248)	—	(1,752)	—	(450,000)	(450,000)
Reclassifications and other activity	322	—	—	—	322	—	322

Balance at March 31, 2009	$3,565,537	$(2,443,628)	$235,549	$(107,619)	$3,801,086	$(2,551,247)	$1,249,839

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

Note 4: Stockholders’ Equity

Common Stock

On March 23, 2010, the Company filed a Form S-3 Registration Statement with the SEC to register 5,000 shares of the Company’s common stock issuable under American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made for the DRIP and credited to DRIP accounts once each week. The Company issued 127 shares of common stock during the first quarter of 2010 under the DRIP.

On March 1, 2010, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of February 18, 2010, amounting to $36,679.

On April 30, 2010, the Company declared a quarterly cash dividend payment of $0.21 per share payable on June 1, 2010 to all shareholders of record as of May 18, 2010.

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of March 31, 2010, a total of 11,738 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operations and maintenance expense in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009:

	2010	2009
Stock options	$905	$942
Restricted stock units	1,203	938
Employee stock purchase plan	86	114

Stock-based compensation in operation and maintenance expense	2,194	1,994
Income tax benefit	(856)	(778)

After-tax stock-based compensation expense	$1,338	$1,216

There were no significant stock-based compensation costs capitalized during the three months ended March 31, 2010 and 2009, respectively.

Stock Options

Stock options granted in 2008 included 1,470 stock options that were subject to performance-based vesting requirements. In February 2009, the Company cancelled 311 of these stock options related to the first performance vesting period because the performance goals were not fully met at December 31, 2008. In February 2010, the Company cancelled 459 of these stock options related to the second performance vesting period because the second performance goals were not fully met at December 31, 2009. The Company continues to recognize expense on the remaining stock options during the service period, which ends December 31, 2010.

In the first quarter of 2010, the Company granted 867 non-qualified stock options to certain employees under the Plan. The stock options vest ratably over a three-year service period from January 1, 2010. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method. The following table presents the weighted average assumptions used in the pricing model for 2010 grants and the resulting weighted average grant date fair value of stock options granted:

Dividend yield	3.83%
Expected volatility	31.86%
Risk-free interest rate	2.22%
Expected life (years)	4.32
Exercise price	$21.94
Grant date fair value	$4.36

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2010, $6,179 of total unrecognized compensation cost related to the nonvested stock options is expected to be recognized over the weighted-average period of 1.4 years. The table below summarizes stock option activity for the three months ended March 31, 2010.

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	2,724	$21.19
Granted	867	21.94
Cancelled	(459)	21.50
Forfeited or expired	(52)	20.99
Exercised	(9)	21.46

Options outstanding at March 31, 2010	3,071	$21.36	5.39	$1,482

Exercisable at March 31, 2010 (a)	865	$21.18	4.27	$501

(a)	Includes stock options issued to retired employees

Cash received for stock options exercised during the three months ended March 31, 2010 was $185 and the intrinsic value of the options was $13.

Restricted Stock Units

Restricted stock units granted in 2008 included 190 restricted stock units that were subject to performance-based vesting requirements. In February 2009, the Company cancelled 39 of these restricted stock units related to the first performance vesting period because the performance goals were not fully met at December 31, 2008. In February 2010, the Company cancelled 60 of these restricted stock units related to the second performance vesting period because the second performance goals were not fully met at December 31, 2009. The Company continues to recognize expense on the remaining restricted stock units during the service period, which ends December 31, 2010.

In the first quarter of 2010, the Company granted 243 restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three year performance period beginning January 1, 2010 (the “Performance Period”); however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with performance and service conditions are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market and service conditions are valued using a Monte Carlo model.

The value of restricted stock awards at the date of the grant is amortized through expense over the requisite service period using the straight-line method for the restricted stock units with service and/or performance vesting. The grant date fair value of the restricted stock awards that have (a) market and/or performance and service conditions and (b) vest ratably is amortized through expense over the requisite service period using the graded-vesting method. As of March 31, 2010, $6,103 of total unrecognized compensation cost related to the nonvested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.3 years.

The table below summarizes restricted stock unit activity for the three months ended March 31, 2010.

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2010	402	$21.77
Granted	243	23.35
Distributed	(40)	21.50
Cancelled	(60)	21.50
Forfeited	(9)	21.94
Undistributed vested awards	(24)	21.50

Nonvested total at March 31, 2010	512	$22.58

The aggregate intrinsic value of restricted stock units distributed was $894, on which the Company recognized an income tax benefit of $14, which has been recorded in the accompanying Consolidated Balance Sheets.

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $105 and $72 to retained earnings during the three months ended March 31, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of March 31, 2010 there were 1,802 shares of common stock reserved for issuance under the ESPP. During the three months ended March 31, 2010, the Company issued 30 shares under the ESPP.

Note 5: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate		Weighted Average Rate	Maturity Date	March 31, 2010	December 31, 2009
Long-term debt of American Water Capital Corp. (“AWCC”)
Private activity bonds and government funded debt(a)
Fixed rate	5.25	%-6.75%	6.03%	2018-2039	$200,975	$200,975
Senior notes
Fixed rate	5.39	%-10.00%	6.26%	2011-2039	3,087,853	3,115,853
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00	%-6.88%	5.30%	2010-2039	1,196,000	1,197,611
Floating rate(b)	0.90	%-1.05%	0.92%	2015	8,560	8,560
Mortgage bonds
Fixed rate	5.48	%-9.71%	7.48%	2010-2039	747,824	754,966
Mandatory redeemable preferred stock	4.60	%-9.75%	8.37%	2013-2036	24,207	24,207
Notes payable and other(c)	4.90	%-13.31%	7.29%	2011-2026	6,414	6,561

Long-term debt					5,271,833	5,308,733
Unamortized debt discount, net(d)					56,096	57,461

Total long-term debt					$5,327,929	$5,366,194

(a)	As of March 31, 2010 and December 31, 2009, respectively, the Company held $10,635 of floating rate debt in its treasury, as it had not been able to re-issue the debt to investors at acceptable interest rates.
(b)	Represents variable rate tax-exempt bonds remarketed for periods up to 270 days. The $8,560 balance is classified as current portion of long-term debt in the accompanying Consolidated Balance Sheets because it was repurchased by the Company during the first quarter of 2009 when no investor was willing to purchase it at market rates. This debt was subsequently remarketed as floating rate debt in the second quarter of 2009.
(c)	Includes capital lease obligations of $5,532 and $5,679 at March 31, 2010 and December 31, 2009, respectively.
(d)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2010:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.94%	2029	$857
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	2.31%	2030	148
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.0%	2021	96

Total issuances				$1,101

The following long-term debt was retired through optional redemption or payment at maturity during 2010:
Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries	Mortgage bonds – fixed rate	8.21%-8.98%	2010-2011	7,142
Other subsidiaries	Private activity bonds and government funded debt	0.00%-5.90%	2010-2034	2,712
Other	Capital leases			147

Total retirements & redemptions				$38,001

Interest, net includes interest income of approximately $2,305 and $2,549 for the three months ended March 31, 2010 and 2009, respectively.

Note 6: Short-Term Debt

The components of short-term debt are as follows:

	March 31, 2010	December 31, 2009
Commercial paper, net of $13 and $5 discount, respectively	$138,587	$84,995
Bank overdraft	9,306	34,502

Total short-term debt	$147,893	$119,497

The Company had no outstanding borrowings on its revolving credit line as of March 31, 2010 and December 31, 2009, respectively.

Note 7: Income Taxes

The Company’s estimated annual effective tax rate for the three months ended March 31, 2010 was 40.5% compared to 39.5% for the three months ended March 31, 2009, excluding various discrete items including goodwill impairment. The Company’s actual effective tax rates for the three months ended March 31, 2010 and 2009 were 38.7% and (2.6%), respectively. The 2009 rate reflects the tax effects of goodwill impairments as discrete items as the Company considers these charges as infrequently occurring or unusual.

President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law on March 23, 2010 and on March 30, 2010, signed the Health Care and Education Reconciliation Act of 2010, which makes various amendments to certain aspects of the PPACA (together, the “Acts”). The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the Acts, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012.

Although this change does not take effect immediately, companies are required to recognize the full accounting impact in their financial statements in the period in which the legislation was enacted. As a result, in the first quarter of 2010, the Company followed its original accounting for the underfunded status of other postretirement benefits for the Medicare Part D adjustment and recorded a reduction in its deferred tax assets and an increase in its regulatory assets amounting to $27,128.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended March 31,
	2010	2009
Components of net periodic pension benefit cost
Service cost	$7,669	$7,107
Interest cost	16,900	15,730
Expected return on plan assets	(14,188)	(10,556)
Amortization of:
Prior service cost	81	45
Actuarial loss	4,476	5,992

Net periodic pension benefit cost	$14,938	$18,318

	Three Months Ended March 31,
	2010	2009
Components of net periodic other postretirement benefit cost
Service cost	$3,666	$3,293
Interest cost	8,037	7,295
Expected return on plan assets	(6,093)	(4,660)
Amortization of:
Transition obligation	43	43
Prior service (credit) cost	(295)	(295)
Actuarial loss	2,040	2,289

Net periodic other postretirement benefit cost	$7,398	$7,965

The Company contributed $28,100 to its defined benefit pension plan in the first three months of 2010 and expects to contribute $53,100 during the balance of 2010. In addition, the Company contributed $9,680 for the funding of its other postretirement plans in the first three months of 2010 and expects to contribute $29,039 during the balance of 2010.

Note 9: Commitments and Contingencies

The Company is also routinely involved in legal actions incident to the normal conduct of its business. At March 31, 2010, the Company has accrued approximately $3,500 as probable costs and it is reasonably possible that additional losses could range up to $17,000 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,084,000 at March 31, 2010. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2010 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,355,000 at March 31, 2010. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection and as such the Company periodically becomes subject to environmental claims in the normal course of business. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $7,891 at March 31, 2010 and $7,947 at December 31, 2009, respectively. At March 31, 2010 and December 31, 2009 respectively, $7,700 of the accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from July 2010 through July 2016. The payments will be used to improve habitat conditions for the steelhead trout in the Carmel River Watershed and will end upon a regional desalinization plant becoming operational and the subsidiary’s diversions from the Carmel River coming within permitted limits. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates.

Note 11: Net Income (Loss) per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. There were no participating securities for the three months ended March 31, 2009. The following is a reconciliation of the Company’s net income (loss) and weighted average common shares outstanding for calculating basic net income (loss) per share:

	Three Months Ended March 31,
	2010	2009
Basic
Net income (loss)	$30,808	$(413,079)
Less: Distributed earnings to common shareholders (a)	36,779	32,072
Less: Distributed earnings to participating securities	9	—

Undistributed earnings	(5,980)	(445,151)
Undistributed earnings allocated to common shareholders (b)	(5,978)	(445,151)
Undistributed earnings allocated to participating securities	(2)	—

Total income (loss) available to common shareholders, basic (a) + (b)	$30,801	$(413,079)

Weighted average common shares outstanding, basic	174,721	160,011

Basic net income (loss) per common share	$0.18	$(2.58)

Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options, and employee stock purchase plan. The dilutive effect of restricted stock units, stock options, and the employee stock purchase plan is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units, exercise of the stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the Company’s net income (loss) and weighted average common shares outstanding for calculating diluted net income (loss) per share:

	Three Months Ended March 31,
	2010	2009
Diluted
Total income (loss) available to common shareholders, basic	$30,801	$(413,079)
Undistributed earnings allocated to participating securities	(2)	—

Total income (loss) available to common shareholders, diluted	$30,799	$(413,079)

Weighted average common shares outstanding, basic	174,721	160,011
Stock-based compensation:
Restricted stock units	65	—
Stock options	10	—
Employee stock purchase plan	1	—

Weighted average common shares outstanding, diluted	174,797	160,011

Diluted net income (loss) per commons share	$0.18	$(2.58)

Options to purchase 2,568 shares of the Company’s common stock were excluded from the calculation of diluted common shares outstanding because they were anti-dilutive for the three-month period ended March 31, 2010. There were also 423 restricted stock units that were excluded from the calculation of diluted common shares outstanding because certain performance conditions were not satisfied as of March 31, 2010. All of the potentially dilutive securities were excluded from the three months ended March 31, 2009 because they were anti-dilutive.

Note 12: Fair Value of Assets and Liabilities

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Current assets and current liabilities: The carrying amount reported in the accompanying Consolidated Balance Sheets for current assets and current liabilities, including revolving credit debt due to the short-term maturities and variable interest rates, approximates their fair values.

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

As of March 31, 2010	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,165	$26,408
Long-term debt (excluding capital lease obligations)	5,298,232	5,635,288

As of December 31, 2009	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,164	$26,257
Long-term debt (excluding capital lease obligations)	5,336,351	5,633,384

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2010 and December 31, 2009, respectively:

	At Fair Value as of March 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$49,981	—	—	$49,981
Rabbi trust investments	—	2,238	—	2,238
Deposits	11,680	—	—	11,680

Total assets	61,661	2,238	—	63,899

Liabilities:
Deferred compensation obligation	—	7,956	—	7,956

Total liabilities	—	7,956	—	7,956

Total net assets (liabilities)	$61,661	$(5,718)	$—	$55,943

	At Fair Value as of December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$61,232	$—	$—	$61,232
Rabbi trust investments	—	2,551	—	2,551
Deposits	11,612	—	—	11,612

Total assets	72,844	2,551	—	75,395

Liabilities:
Deferred compensation obligation	—	8,881	—	8,881

Total liabilities	—	8,881	—	8,881

Total net assets (liabilities)	$72,844	$(6,330)	$—	$66,514

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

Non-recurring Fair Value Measurements

As discussed in Note 3, the Company recognized a goodwill impairment charge of $450,000 for the three months ended March 31, 2009. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 13: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as the Regulated Businesses and Non-Regulated Businesses segments.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended March 31, 2010
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$519,488	$74,526	$(5,961)	$588,053
Depreciation and amortization	69,326	1,901	5,005	76,232
Total operating expenses, net	401,495	70,781	(10,288)	461,988
Adjusted EBIT (1)	118,641	4,219
Total assets	11,733,102	244,753	1,562,707	13,540,562
Capital expenditures	140,284	2,398	—	142,682

	As of or for the Three Months Ended March 31, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$497,370	$57,532	$(4,732)	$550,170
Depreciation and amortization	66,193	1,310	1,340	68,843
Impairment charge	—	—	450,000	450,000
Total operating expenses, net	390,402	53,944	441,194	885,540
Adjusted EBIT (1)	107,726	4,715
Total assets	11,065,136	237,840	1,604,268	12,907,244
Capital expenditures	194,693	1,485	—	196,178

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to income (loss) before income taxes:

	For the Three Months Ended March 31, 2010
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$118,641	$4,219	$122,860
Add:
Allowance for other funds used during construction	2,151	—	2,151
Allowance for borrowed funds used during construction	1,397	—	1,397
Less:
Interest, net	(62,008)	512	(61,496)
Amortization of debt expense	(545)	—	(545)

Segments’ income before income taxes	$59,636	$4,731	64,367
Interest, net			(17,219)
Other			3,137

Income before income taxes			$50,285

	For the Three Months Ended March 31, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$107,726	$4,715	$112,441
Add:
Allowance for other funds used during construction	3,343	—	3,343
Allowance for borrowed funds used during construction	1,872	—	1,872
Less:
Interest, net	(56,394)	832	(55,562)
Amortization of debt expense	(1,348)	—	(1,348)

Segments’ income before income taxes	$55,199	$5,547	60,746
Impairment charge			(450,000)
Interest, net			(16,417)
Other			3,163

Loss before income taxes			$(402,508)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”), as well as in Item IA of Part II of this Quarterly Report. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Non-Regulated Businesses segment. For further description of our businesses see the “Business” section found in our Form 10-K for the year ended December 31, 2009 filed with the SEC.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2009 filed with the SEC.

OVERVIEW

Financial Results American Water’s net income was $30.8 million for the first quarter of 2010 compared to a net loss of $413.1 million, for the first quarter of 2009. Diluted income (loss) per average common share was $0.18 for the first quarter of 2010 as compared to ($2.58) for the first quarter of 2009. The increase in net income and earnings per share between 2010 and 2009 is mainly driven by the impairment charge, net of tax of $443.0 million or ($2.77) loss per share that was recorded in the first quarter of 2009.

Revenues for the three months ended March 31, 2010 increased by $37.9 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $22.1 million, which was mainly attributable to rate increases, and an increase in our Non-Regulated Businesses revenues of $17.0 million, which was primarily attributable to higher revenues in the Contract Operations Group of $14.8 million and our Homeowner Services Group of $1.1 million. The increase in Contract Operations Group revenues was primarily due to revenues of $11.4 million attributable to our entry into the industrial Operations and Maintenance (“O&M”) market through an acquisition in December of 2009 and increased military contract revenues of $5.2 million due to increased capital improvement work partially offset by a decrease in design and build contract revenues. The increase from our Homeowner Service Group represented increased product penetration within its existing customer base.

Operating expenses for the three months ended March 31, 2010 were $462.0 million compared to $885.5 million for the three months ended March 31, 2009. Impairment charges were $450.0 million for the three months ended March 31, 2009. All other operating expenses totaled $462.0 million in 2010 compared to $435.5 million in 2009. This $26.5 million increase was primarily driven by increased operating expenses in our Regulated Businesses of $11.1 million and an increase in our Non-Regulated Businesses of $16.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The Regulated Businesses’ increase in operating expenses was mainly driven by higher operations and maintenance expenses of $5.8 million, higher depreciation expense of $3.1 million and increased general taxes of $2.1 million. The increase in the Non-Regulated Businesses’ operating expenses was primarily the result of higher operating and maintenance expenses of $15.8 million, related to the increased revenue.

Other items affecting income before income taxes for the three months ended March 31, 2010 as compared to the same period in the prior year include increased interest expense of $6.7 million mainly due to the 2009 issuances of long-term debt, decreased allowance for funds used during construction (“AFUDC”) of $1.7 million attributable to construction projects being placed in service in certain of our subsidiaries and higher income tax expense of $8.9 million, which was mainly the result of higher taxable income for the three months ended March 31, 2010.

Rate Case Development During the first quarter of 2010, we filed two general rate cases. The first case, which was filed in Kentucky on February 26, 2010, requested additional annualized revenue of $25.8 million. The second case filed on March 8, 2010 in Virginia requested additional annualized revenue of $6.9 million. In addition, during the three months ended March 31, 2010, infrastructure charges were granted for our Missouri and Illinois subsidiaries of $3.2 million and $0.7 million, respectively. Also, on February 25, 2010, New Jersey-American Water Company, Inc. (“NJAWC”) filed its annual petition with its public utility commission to recover in rates an increase in purchased water and sewer treatment cost through a surcharge of approximately $3.3 million in annualized revenues.

In April 2010, our Illinois rate case, which was filed in 2009 for $58.6 million, was approved authorizing additional annualized revenues of $41.4 million effective April 23, 2010. On April 22, 2010, our New Mexico rate case, which was also filed in 2009 for $0.7 million, was approved authorizing additional annualized revenues of $0.5 million effective May 10, 2010. On April 30, 2010, our Indiana rate case, which was also filed in 2009 for $46.9 million, was approved authorizing additional annualized revenues of $31.5 million. Also, in April 2009, additional annualized revenues of $1.8 million resulting from infrastructure charges for our Pennsylvania subsidiary became effective.

Subsequent to March 31, 2010, we filed a general rate case in New Jersey requesting additional annualized revenue of $84.7 million, four wastewater applications with the Pennsylvania Public Utilities Commission requesting additional annualized revenues of $11.7 million and on May 3, 2010 filed a general rate case in California requesting additional annualized revenue of $53.6 million which included staged increases in 2013 and 2014 of $9.4 million and $10.6 million, respectively. As of May 3, 2010, we continue to await the final order for our Hawaii general rate case that was filed in 2007, requesting $1.3 million in total additional annual revenues. In October 2008, interim rates, providing for an increase in additional annualized revenues of $0.7 million, were approved by the Hawaii Public Utilities Commission. These interim rates will continue to be in effect until the final order is issued. In addition to the Hawaii rate case, as of May 3, 2010, we were awaiting final orders in five states for general rate cases filed in 2009 and the five general rate cases filed in 2010, requesting additional annualized revenues $294.1 million. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted.

Financing Activities During the three months ended March 31, 2010, we met our capital resource requirements with internally generated cash as well as funds from external sources primarily through commercial paper borrowings under our credit facilities.

Other Matters

Growth During the first quarter of 2010, our Pennsylvania subsidiary closed on an acquisition of a regulated water system for an aggregate purchase price of $0.5 million. This acquisition will add approximately 500 number of water customers.

With respect to our New Jersey subsidiary’s agreement with the City of Trenton, New Jersey (“City”) to purchase the assets of the City’s water system located in the four surrounding townships, since February 2009 a small group of City residents (“Petitioners”) has been involved in litigation with the City and NJAWC seeking to force the sale to a referendum. On April 6, 2010 the New Jersey Supreme Court issued its opinion reversing the lower court decisions holding that the sale needs to be approved by a referendum. On April 28, 2010, the City Clerk certified the petition to City Council and Council voted to allow the referendum to move forward. The Company expects the referendum to take place on June 15, 2010. The company can provide no assurance as to the outcome of a referendum. The acquisition would be expected to add approximately 40,000 customers to NJAWC’s customer base.

Dividend In March 2010, the Company made a cash dividend payment of $0.21 per share to all shareholders of record as of February 18, 2010. In March 2009, the Company made a cash dividend payment of $0.20 per share to all shareholders of record as of February 18, 2009.

On April 30, 2010, our board of directors declared a quarterly cash dividend payment of $0.21 per share payable on June 1, 2010 to all shareholders of record as of May 18, 2010.

Health Care Reform Bills President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law on March 23, 2010 and on March 30, 2010, signed the Health Care and Education Reconciliation Act of 2010, which makes various amendments to certain aspects of the PPACA (together, the “Acts”). The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the Acts, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012. Although this change does not take effect immediately, companies are required to recognize the full accounting impact in their financial statements in the period in which the legislation was enacted. As such in the first quarter of 2010, we followed our original accounting for the underfunded status of other postretirement benefits for the Medicare Part D adjustment and recorded a reduction in our deferred tax assets and an increase in our regulatory assets amounting to $27.1 million. Due to our regulatory nature, we don’t expect a future material impact on our results of operations, or cash flows as a result of this new legislation.

Results of Operations

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

	For the three months ended March,		Favorable (Unfavorable) Change
(In thousands)	2010	2009
Operating revenues	$588,053	$550,170	$37,883

Operating expenses
Operation and maintenance	330,423	314,402	16,021
Depreciation and amortization	76,232	68,843	7,389
General taxes	55,404	52,497	2,907
Gain on sale of assets	(71)	(202)	131
Impairment charge	—	450,000	(450,000)

Total operating expenses, net	461,988	885,540	423,552

Operating income (loss)	126,065	(335,370)	461,435

Other income (expenses)
Interest, net	(78,715)	(71,979)	(6,736)
Allowance for other funds used during construction	2,151	3,343	(1,192)
Allowance for borrowed funds used during construction	1,397	1,872	(475)
Amortization of debt expense	(684)	(1,488)	804
Other, net	71	1,114	(1,043)

Total other income (expenses)	(75,780)	(67,138)	(8,642)

Income (loss) before income taxes	50,285	(402,508)	452,793
Provision for income taxes	19,477	10,571	8,906

Net income (loss)	$30,808	$(413,079)	$443,887

Income (loss) per common share:
Basic	$0.18	$(2.58)
Diluted	$0.18	$(2.58)
Average common shares outstanding during the period:
Basic	174,721	160,011
Diluted	174,797	160,011

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the three months ended March 31,
	2010		2009
	Regulated Businesses	Non-Regulated Businesses	Regulated Businesses	Non- Regulated Businesses
	(In thousands)
Operating revenues	$519,488	$74,526	$497,370	$57,532
Adjusted EBIT(1)	$118,641	$4,219	$107,726	$4,715

(1)	Adjusted EBIT, a non-GAAP measure, is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers as well as sales to public authorities. As such, our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. Operating revenues increased by $37.9 million, or 6.9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Regulated Businesses’ revenues increased by $22.1 million, or 4.4% for the three months ended March 31, 2010 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the three months ended March 31, 2010 increased by $17.0 million, or 29.5% compared to the three months ended March 31, 2009.

The increase in revenues from the Regulated Businesses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to rate increases obtained through rate authorizations for a number of our operating companies (most of which were granted and became effective during periods throughout 2009) of which the year-to-date 2010 impact was approximately $19.9 million. In addition, for the three months ended March 31, 2010, surcharge and balancing account revenues increased by $3.2 million and sewer and fire service revenues increased by $1.6 million compared to the same period in the prior year. These increases were offset by decreased revenues of approximately $3.9 million attributable to lower demand in the first quarter of 2010 compared to the first quarter of 2009.

The net increase in revenues from the Non-Regulated Businesses was primarily attributable to an increase in Contract Operations Group revenues primarily due to higher revenues totaling $11.4 million resulting from our entry into the industrial O&M market through an acquisition in December 2009, as well as incremental revenues associated with military construction and O&M projects of $5.2 million. These increases were partially offset by lower revenues associated with our design and build contracts. In addition, our Homeowner Service Group revenues increased by $1.1 million mainly as a result of increased product penetration within its existing customer base.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the three months ended March 31,
	2010		2009		2010		2009
	Operating Revenues				Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$294,133	56.6%	$286,620	57.6%	42,711	51.5%	44,555	53.0%
Commercial	97,718	18.8%	91,133	18.3%	18,388	22.2%	18,229	21.7%
Industrial	25,108	4.8%	23,081	4.7%	9,214	11.1%	8,629	10.3%
Public and other	64,843	12.5%	62,808	12.6%	12,577	15.2%	12,614	15.0%
Other water revenues	14,931	2.9%	12,063	2.4%	—	—	—	—

Total water revenues	496,733	95.6%	475,705	95.6%	82,890	100.0%	84,027	100.0%

Wastewater service	22,755	4.4%	21,665	4.4%

	$519,488	100.0%	$497,370	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes in gallons by customer class. Like operating expense increases, declines in water sales volumes generally only impact our results during a period of regulatory lag.

Water Services—Water service operating revenues from residential customers for the three months ended March 31, 2010 totaled $294.1 million, a $7.5 million increase, or 2.6%, over the same period of 2009, mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 4.1% for the three months ended March 31, 2010 to 42.7 billion gallons, from 44.6 billion gallons for the same period in 2009. Factors contributing to such a decline could include the current economic climate, weather or our customers becoming more focused on the environment. The extent to which these items individually contribute to the overall decline is difficult to measure.

Water service operating revenues from commercial water customers for the three months ended March 31, 2010 increased by $6.6 million, or 7.2%, to $97.7 million mainly due to rate increases in addition to an increase in sales volume compared to the same period in 2009. The volume of water sold to commercial customers increased by 0.9% for the three months ended March 31, 2010, to 18.4 billion gallons, from 18.2 billion gallons for the three months ended March 31, 2009.

Water service operating revenues from industrial customers totaled $25.1 million for the three months ended March 31, 2010, an increase of $2.0 million, or 8.8%, from those recorded for the same period of 2009 mainly due to rate increases in addition to an increase in sales volume. The volume of water sold to industrial customers totaled 9.2 billion gallons for the three months ended March 31, 2010, an increase of 6.8% from the 8.6 billion gallons for the three months ended March 31, 2009.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $2.0 million, or 3.2%, for the three months ended March 31, 2010 to $64.8 million from $62.8 million compared to the same period in 2009 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $28.4 million for the three months ended March 31, 2010, an increase of $1.2 million over the same period of 2009. Revenues generated by sales to governmental entities and resale customers for the three months ended March 31, 2010 totaled $36.4 million, an increase of $0.9 million from the three months ended March 31, 2009.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $1.1 million, or 5.0%, to $22.8 million for the three months ended March 31, 2010, from $21.7 million for the same period of 2009. The increase was attributable to increases in rates charged to customers in a number of our operating companies.

Operation and maintenance Operation and maintenance expense increased $16.0 million, or 5.1%, for the three months ended March 31, 2010 compared to the same period in the prior year.

Operation and maintenance expenses for the three months ended March 31, 2010 and 2009, by major expense category, were as follows:

	For the three months ended March 31,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$73,223	$69,027	$4,196	6.1%
Employee-related costs	145,218	132,611	12,607	9.5%
Operating supplies and services	56,979	56,830	149	0.3%
Maintenance materials and services	36,228	32,242	3,986	12.4%
Customer billing and accounting	10,153	10,803	(650)	(6.0)%
Other	8,622	12,889	(4,267)	(33.1)%

Total	$330,423	$314,402	$16,021	5.1%

As is noted in the various expense category commentary below, a major driver of the increase in operations and maintenance expense is higher expenses in our Non-Regulated Businesses due to our Contracts Operation Group entry into the industrial O&M market through an acquisition in December 2009, which increased our operations and maintenance expenses by $10.9 million.

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $4.2 million, or 6.1%, for the three months ended March 31, 2010 compared to the same period in the prior year. Production costs, by major expense type were as follows:

	For the three months ended March 31,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$27,949	$25,906	$2,043	7.9%
Purchased water	22,329	20,351	1,978	9.7%
Chemicals	13,351	14,827	(1,476)	(10.0)%
Waste disposal	9,594	7,943	1,651	20.8%

Total	$73,223	$69,027	$4,196	6.1%

The increase in our fuel and power costs was primarily driven by higher costs in our Non-Regulated Business of $1.8 million, most of which is attributable to our Contract Operations group entry into the industrial O&M market. The increase in purchased water is primarily associated with our Regulated Businesses and is due to rate increases resulting from higher costs incurred by our suppliers partially offset by the decrease in consumption. The majority of this purchased water increase is in states which permit us to pass-through this increase to our customers outside of a full rate proceeding. The decrease in chemical costs is primarily attributable to lower chemical costs in our Regulated Businesses as a result of favorable contract pricing obtained in late 2009. Waste disposal costs increased primarily due to increased rates in one of our Regulated operating companies as well as higher disposal costs in our Contract Operations Group resulting from its December 2009 acquisition.

Employee-related costs including wage and salary, group insurance, and pension expense increased $12.6 million or 9.5%, for the three months ended March 31, 2010, compared to the same period in the prior year. These employee-related costs represented 44.0% and 42.2% of operation and maintenance expenses for the three months ended March 31, 2010 and 2009, respectively.

	For the three months ended March 31,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$105,200	$92,706	$12,494	13.5%
Pensions	12,996	14,649	(1,653)	(11.3)%
Group insurance	20,559	20,264	295	1.5%
Other benefits	6,463	4,992	1,471	29.5%

Total	$145,218	$132,611	$12,607	9.5%

The increase in salaries and wages was primarily due to the addition of employees as a result of the Contract Operations Group acquisition in December 2009, totaling approximately $4.1 million. The remainder of the increase was due to merit wage increases, as well as a change in the timing of the merit wage increase in 2010, severance expense and increased overtime costs of $2.3 million in certain of our regulated operating companies. Pension expense decreased for the three months ended March 31, 2010 due to a decrease in the amortization of actuarial losses attributable to higher than expected returns on plan assets in 2009. The addition of employees by the Contract Operations Group acquisition in December 2009 was also the primary reason for the increase in other benefits, accounting for $1.0 million of the overall variance.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the three months ended March 31, 2010, these costs increased by $0.1million, or 0.3%, compared to the same period in 2009.

	For the three months ended March 31,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Contracted services	$17,321	$18,564	$(1,243)	(6.7)%
Office supplies and services	16,336	16,379	(43)	(0.3)%
Transportation	8,496	7,281	1,215	16.7%
Rents	6,346	5,366	980	18.3%
Other	8,480	9,240	(760)	(8.2)%

Total	$56,979	$56,830	$149	0.3%

Contracted services decreased for the three months ended March 31, 2010 compared to the same period in 2009. This decrease was primarily due to lower temporary labor expenses due to the filling of vacant positions and a reduction in our legal and accounting expenses. These decreases were partially offset by increased costs in our Non-Regulated business mainly due to higher contracted costs associated with increased capital improvement revenue from our military contracts. The increase in transportation costs was due to higher gasoline prices during the three months ended March 31, 2010 compared to the same period in 2009.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $4.0 million or by 12.4%, for the three months ended March 31, 2010 compared to the same period in the prior year.

	For the three months ended March 31,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Maintenance services and supplies	$25,553	$22,233	$3,320	14.9%
Removal costs, net	10,675	10,009	666	6.7%

Total	$36,228	$32,242	$3,986	12.4%

The Regulated Businesses’ maintenance materials and service costs increased by $1.2 million for the three months ended March 31, 2010. The Non-Regulated Businesses’ expense increased $2.8 million primarily due to an increased customer base for Homeowner Services as well as increased levels of work for our Contract Operations group in addition to the higher maintenance expenses associated with the December 2009 acquisition, which accounted for $0.9 million of the increase.

Customer billing and accounting expenses decreased by $0.7 million, or 6.0%, for the three months ended March 31, 2010 compared to the same period in the prior year.

	For the three months ended March 31,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Uncollectible accounts expense	$3,310	$4,845	$(1,535)	(31.7%)
Postage	3,217	2,966	251	8.5%
Other	3,626	2,992	634	21.2%

Total	$10,153	$10,803	$(650)	(6.0. %)

The decrease was the result of lower uncollectible accounts expense in our Regulated Businesses of $1.5 million due to improved collections in our receivables in excess of 120 days as well as an increase in recoveries of previously written-off accounts.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $4.3 million, or 33.1%, in 2010.

	For the three months ended March 31,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Insurance	$5,888	$10,344	$(4,456)	(43.1%)
Regulatory expenses	2,734	2,545	189	7.4%

Total	$8,622	$12,889	$(4,267)	(33.1%)

The decrease in insurance expense is primarily due to the positive resolution of prior year claims in 2010 compared to 2009.

Depreciation and amortization Depreciation and amortization expense increased by $7.4 million, or 10.7%, for the three months ended March 31, 2010 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $2.9 million, or 5.5%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was due to higher gross receipts taxes of $1.8 million, primarily in our New Jersey regulated subsidiary as well as higher payroll taxes of $1.8 million due to higher wages and salaries partially offset by lower property taxes than in the three months ended March 31, 2009.

Impairment charge No impairment charge was recorded for the quarter ended March 31, 2010. For the three months ended March 31, 2009, we recorded an impairment charge to goodwill of our Regulated Businesses in the amount of $448.2 million and our Non-regulated Business of $1.8 million. The March 31, 2009 impairment charge was primarily related to the high degree of volatility experienced and, as of March 31, 2009, the sustained period for which the Company’s market price was below its carrying value.

Other income (expenses) Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $6.7 million, or 9.4%, for the three months ended March 31, 2010 compared to the same period in the prior year. The increase is primarily due to the replacement of short-term debt with long-term debt during 2009 as well as increased borrowing associated with capital expenditures. As a result of the 2008 market disruptions, the Company’s short-term debt outstanding at March 31, 2009 was $645.1 million. During 2009 a significant portion of this debt was refinanced to long-term fixed rate debt whose rates are higher than the short-term rates that existed for the three months ended March 31, 2009. Also, in addition to the change in interest expense, AFUDC decreased by $1.7 million for the three months ended March 31, 2010 compared to the same period in 2009 as a result of plant being placed into service, primarily in our Arizona and Indiana regulated subsidiaries.

Provision for income taxes Our consolidated provision for income taxes increased $8.9 million, or 84.2%, to $19.5 million for the three months ended March 31, 2010. The effective tax rates for the three months ended March 31, 2010 and 2009 were 38.7% and (2.6%) respectively. Included in the 2010 income tax expense were tax benefits of $0.9 million attributable to certain discrete items. The effective tax rate for 2009 reflects the tax effect of the goodwill impairment charge as a discrete item as the Company considers this charge as infrequently occurring or unusual. The Company’s estimated annual effective tax rate for the three months ended March 31, 2010 was 40.5% compared to 39.5% for 2009, excluding various discrete items including the goodwill impairment.

Net income (loss) Net income for the three months ended March 31, 2010 was $30.8 million compared to a net loss of $413.1 million for the three months ended March 31, 2009. The variation between the periods is the result of the goodwill impairment as well as the other aforementioned changes.

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

In order to meet our short-term liquidity needs, we primarily issue commercial paper which is backed by AWCC’s revolving credit facilities. AWCC had $807.1 million available as of April 30, 2010, that we used to fulfill our short-term liquidity needs, to issue letters of credit and back our $143.1 million outstanding commercial paper. As of April 30, 2010, the Company can issue additional commercial paper of $556.9 million. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position of $163.9 million as of March 31, 2010. We expect to fund future maturities of long-term debt through cash flow from operations, issuance of debt and issuance of equity. Since we continue to make investments equal to or greater than our cash flows from operating activities, we have no plans to reduce debt significantly.

As of March 31, 2010, $10.6 million of variable rate debt was held in the Company’s treasury because no investors were willing to purchase the bonds at acceptable rates. The company plans to remarket the bonds to fixed rate debt in 2010.

On February 17, 2009, the President signed the American Recovery and Reinvestment Tax Act of 2009 which we refer to as the Act, into law. As a result of the Act, we have applied and will continue, as long as available, to apply for subsidized financing under the Act or other governmental subsidized funds in many of the states where we operate. During the first quarter of 2010, we filed applications totaling $22.0 million. Also, during the first quarter of 2010, we received $1.1 million related to applications filed in 2009. In addition, we were awarded approximately $9.9 million in low-interest financing from the Pennsylvania Infrastructure Investment Authority (“PENNVEST”). These PENNVEST awards will be used to fund a portion of the Rock Run water treatment plant upgrade, which is expected to begin in the summer of 2010. Also as a result of the Act, we have been awarded $4.8 million in grant monies. To date we have drawn down $1.1 million, leaving $3.7 million to be drawn in the future.

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

Cash flows from operating activities have been a reliable, steady source of cash funding, sufficient to meet operating requirements, our dividend payments and a portion of our capital expenditures requirements. We will seek access to debt and equity capital markets to meet the balance of our capital expenditure requirements as needed. There can be no assurance that we will be able to access such markets successfully on favorable terms or at all. Operating cash flows can be negatively affected by changes in our rate regulatory environments or changes in our customers’ economic outlook and ability to pay for service in a timely manner. We can provide no assurance that our customers’ historical payment pattern will continue in the future. Cash flows from operating activities for the three months ended March 31, 2010 were $176.0 million compared to $142.5 million for the three months ended March 31, 2009.

The following table provides a summary of the major items affecting our cash flows from operating activities for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
	(In thousands)
Net income (loss)	$30,808	$(413,079)
Add (subtract):
Non-cash operating activities (1)	148,332	585,065
Changes in working capital (2)	34,630	(1,978)
Pension and postretirement healthcare contributions	(37,780)	(27,509)

Net cash flows provided by operations	$175,990	$142,499

(1)	Includes (gain) loss on sale of businesses, depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, deferred regulatory costs, amortization of deferred charges and other non-cash items, net, less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable (including federal income), other current assets, accounts payable, taxes accrued (including federal income), interest accrued and other current liabilities.

The increase in cash flows from operations for the three months ended March 31, 2010 compared to the same period in 2009 is primarily due to changes in working capital mainly driven by changes in taxes accrued.

Cash Flows from Investing Activities

Cash flows used in investing activities were as follows for the periods indicated:

	For the three months ended March 31,
	2010	2009
	(In thousands)
Net capital expenditures	$(142,682)	$(196,178)
Other investing activities, net (1)	4,900	(6,103)

Net cash flows used in investing activities	$(137,782)	$(202,281)

(1)	Includes allowances for other funds used during construction, acquisitions, proceeds from the sale of assets and securities, proceeds from the sale of discontinued operations, removal costs from property, plant and equipment retirements, receivables from affiliates, restricted funds and investment in equity investee.

Cash flows used in investing activities for the three months ended March 31, 2010 and 2009 were $137.8 million and $202.3 million, respectively. Capital expenditures decreased $53.5 million to $142.7 million for the three months ended March 31, 2010 from $196.2 million for the three months ended March 31, 2009 as a result of delayed construction in 2010 due to the severe weather conditions in certain states in which we operate as well as a decrease in water treatment plant expenditures as a number of facilities were under construction in 2009 and had significant expenditures in the first quarter of 2009. We estimate that Company-funded capital investment will be approximately $800 million to $1 billion in 2010. We intend to invest capital prudently to provide essential services to our regulated customer base, while working with regulators in the various states in which we operate to have the opportunity to earn an appropriate rate of return on our investment and a return of our investment.

Our infrastructure investment plan consists of both infrastructure renewal programs, where we replace infrastructure as needed, and major capital investment projects, where we construct new water and wastewater treatment and delivery facilities to meet new customer growth and water quality regulations. An integral aspect of our strategy is to seek growth through tuck-ins and other acquisitions which are complementary to our existing business and support the continued geographical diversification and growth of our operations. Generally, acquisitions are funded initially with short-term debt and later refinanced with the proceeds from long-term debt or equity offerings.

Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

On April 25, 2008, the Kentucky Public Service Commission approved Kentucky American Water’s application for a certificate of convenience and necessity to construct a 20.0 million gallon per day treatment plant on the Kentucky River and a 30.6 mile pipeline to meet Central Kentucky’s water supply deficit. Through December 31, 2009, total construction costs amounted to $132.6 million. Included in 2010 are planned capital expenditures of approximately $30 million associated with the construction of the new plant. The Kentucky project is expected to be completed by the fourth quarter of 2010 with an estimated cost of $162 million.

As previously disclosed above, with respect to our New Jersey subsidiary’s agreement with the City of Trenton to purchase the assets of its water system for $75.0 million, the New Jersey Superior Court Appellate panel published its decision unanimously upholding a March 2009 trial court decision in favor of the City. On April 28, 2010, the City Clerk certified the petition to City Council and Council voted to allow the referendum to move forward. The Company expects the referendum to take place on June 15, 2010. The company can provide no assurance as to the outcome of a referendum. The acquisition would be expected to add approximately 40,000 customers to NJAWC’s customer base.

During 2009, we embarked on a study to assess existing internal capabilities to satisfy customer and other stakeholder expectations. The study included a review of available technology options which could enhance and automate processes, as appropriate, to improve customer service and more efficiently comply with regulatory requirements. The evaluation was designed to identify the investments necessary to replace, upgrade, enhance and/or redesign specific business processes and applicable system components. Based on the work performed to date, we have decided to undertake an initiative to enhance processes and upgrade antiquated systems in order to generate efficiencies and provide more cost effective service to our customers.

In 2010, we expect to complete the evaluation of appropriate software solutions, and begin the process of selecting suitable software application(s) and a systems integrator. We also expect to develop our strategy to transfer existing data to new system applications as well as start the system analysis, design and roadmap.

Current estimates indicate that expenditures for the program could total as much as $280 million and span a period of approximately five years. Capital expenditures associated with this initiative are included in the $800 million to $1.0 billion capital investment spending outlined above.

In addition to the capital expenditures, during the first quarter of 2010, our Pennsylvania subsidiary closed on an acquisition of a regulated water system for an aggregate purchase price of $0.5 million. This acquisition added approximately 500 water customers.

Our investing activities could require considerable capital resources which we have generated through operations and attained through financing activities. We can provide no assurance that the resources will be sufficient to meet our expected investment needs and may be required to delay or reevaluate our investment plans.

Cash Flows from Financing Activities

Our financing activities, whose primary purpose is to fund capital expenditures, include the issuance of long-term and short-term debt, primarily through our wholly-owned financing subsidiary, AWCC. We intend to access the capital markets on a regular basis, subject to market conditions. In addition, new infrastructure may be financed with customer advances and contributions for construction (net of refunds).

The following long-term debt was issued in the first three months of 2010:

Company	Type	Interest Rate	Maturity		Amount (In thousands)
Other subsidiaries	Private activity –fixed rate	0.94%	2029	a	$857
Other subsidiaries	Private activity –fixed rate	2.31%	2030	b	148
Other subsidiaries	Private activity –fixed rate	0.00%	2021	c	96

Total issuances					$1,101

Note: Private activity type defined as private activity bonds and government funded debt.

(a)	Arizona-American Water Company received proceeds from the Arizona Water Infrastructure Financing Authority. The proceeds will be used to fund improvements to the Tubac Arsenic Removal plant.
(b)	Indiana-American Water Company received proceeds from the Indiana Development Finance Authority. The proceeds will be used to fund various water treatment related projects.
(c)	West Virginia-American Water Company received proceeds from the West Virginia Water Development Authority. The proceeds will be used to fund the Fayette County Metering Project.

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first three months of 2010:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Long-term debt:
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries	Mortgage bonds-fixed rate	8.21%-8.98%	2010-2011	7,142
Other subsidiaries	Private activity-fixed rate	0.00% - 5.90%	2010-2034	2,712
Other	Capital lease			147

Total retirements & redemptions				$38,001

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheets.

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

March 31, 2010
(In thousands)
Commercial paper, net	$138,587
Bank overdraft	9,306

Total short-term debt	$147,893

At March 31, 2010, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
March 31, 2010	$850,000	$800,362	$150,000	$100,362	$138,587	$–

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The current spread over LIBOR is 22.5 basis points and the maximum spread over LIBOR is 55 basis points.

The weighted average interest rate on short-term borrowings for the three months ended March 31, 2010 was approximately 0.34% compared to 0.94% for the three months ended March 31, 2009.

AWCC has entered into a $10.0 million committed revolving line of credit with PNC Bank, N.A which expires on December 31, 2010 unless extended. This line is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on 1 month LIBOR plus 175 basis points. In addition, there is a fee of 25 basis points charged quarterly on the portion of the commitment that is undrawn. As of April 30, 2010, we had no outstanding borrowings under this revolving line of credit. If this line of credit were not extended beyond its current maturity date of December 31, 2010, AWCC would continue to have access to its $840.0 million unsecured revolving credit facility described below.

AWCC, our finance subsidiary, entered into an $840.0 million senior unsecured credit facility syndicated among a group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent.

Bank	Commitment Amount Through September 15, 2012	Commitment Amount Through September 15, 2013
	(In thousands)
JPMorgan Chase Bank, N.A.	$115,000	$–
Citibank, N.A.	115,000	115,000
Citizens Bank of Pennsylvania	80,000	80,000
Credit Suisse	80,000	80,000
William Street Commitment Corporation	80,000	80,000
Merrill Lynch Bank USA	80,000	80,000
Morgan Stanley Bank	80,000	80,000
UBS Loan Finance LLC	80,000	80,000
National City Bank	50,000	50,000
PNC Bank, National Association	40,000	40,000
The Bank of New York Mellon	40,000	–

	$840,000	$685,000

If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment, however the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will replace a defaulting lender. As of April 30, 2010, AWCC had no outstanding borrowings under its lines of credit, $42.9 million of outstanding letters of credit under this credit facility and $143.1 million of commercial paper outstanding.

Capital Structure

Our capital structure was as follows:

	At March 31, 2010	At December 31, 2009
Common stockholder equity and preferred stock without mandatory redemption rights	42%	42%
Long-term debt and redeemable preferred stock at redemption value	56%	56%
Short-term debt and current portion of long-term debt	2%	2%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our covenants as of March 31, 2010. Our failure to comply with restrictive covenants under our credit facilities could trigger repayment obligations. Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of March 31, 2010, our ratio was 0.58 and therefore we were in compliance with the ratio.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of March 31, 2010:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

Moody’s rating outlook for both American Water and AWCC is stable.

On November 20, 2009, Standard & Poor’s reaffirmed its ratings.

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

In March 2010, the Company made a cash dividend payment of $0.21 per share to all shareholders of record as of February 18, 2010. In March 2009, the Company made a cash dividend payment of $0.20 per share to all shareholders of record as of February 18, 2009.

On April 30, 2010, our board of directors declared a quarterly cash dividend payment of $0.21 per share payable on June 1, 2010 to all shareholders of record as of May 18, 2010.

On March 23, 2010, we announced a dividend reinvestment and direct stock purchase plan which enables stockholders to reinvest cash dividends and purchase additional Company common shares without any brokerage commissions or service charges.

Current Credit Market Position

The Company believes it has sufficient liquidity should there be a disruption of the capital and credit markets. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and credit facilities with $850.0 million in aggregate total commitments from a diversified group of banks. As of April 30, 2010, we had $807.1 million available to fulfill our short-term liquidity needs, to issue letters of credit and back our outstanding commercial paper. As of April 30, 2010, the Company can issue additional commercial paper of $556.9 million which is backed by the credit facilities. The Company closely monitors the financial condition of the financial institutions associated with its credit facilities.

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

Market Risk

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We are exposed to risks from changes in interest rates as a result of our issuance of variable and fixed rate debt and commercial paper. We manage our interest rate exposure by limiting our variable rate exposure and by monitoring the effects of market changes in interest rates. We also have the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, swaptions, and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of March 31, 2010, a hypothetical increase of interest rates by 1% associated with variable-rate debt would result in a $1.0 million decrease in our pre-tax earnings for the year ended December 31, 2010. Our risks associated with price increases for chemicals, electricity and other commodities are reduced through contractual arrangements and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, cash flows and financial position.

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

We are exposed to credit risk through our water, wastewater and other water-related activities for both our Regulated and Non-Regulated Businesses. Our Regulated Businesses serve residential, commercial, industrial and municipal customers while our Non-Regulated Businesses engage in business activities with developers, government entities and other customers. Our primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the nonpayment of customer account receivable balances. Our credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures, such as letters of credit or prepayment arrangements. Our credit portfolio is diversified with no significant customer or industry concentrations. In addition, our Regulated Businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.

The Company’s retirement trust assets are exposed to the market prices of fixed income and equity securities. Changes to the retirement trust asset value can impact the Company’s pension and other benefits expense, funded status and future minimum funding requirements. Our risk is reduced through our ability to recover pension and other benefit costs through rates. In addition, pension and other benefits liabilities decrease as fixed income asset values decrease (fixed income yields rise) since the rate at which we discount pension and other retirement trust asset future obligations is highly correlated to fixed income yields.

We are also exposed to a potential national economic recession or further deterioration in local economic conditions in the markets in which we operate. The credit quality of our customer accounts receivable is dependent on the economy and the ability of our customers to manage through unfavorable economic cycles and other market changes. In addition, as a result of the downturn in the economy and heightened sensitivity of the impact of additional rate increases on certain customers, there can be no assurances that regulators will grant sufficient rate authorizations. Therefore our ability to fully recover operating expenses, recover our investment and provide an appropriate return on invested capital made in our Regulated Businesses may be adversely impacted.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” in our Form 10-K for the year ended December 31, 2009 filed with the SEC for a discussion of the critical accounting policies.

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

Evaluation of Disclosure Controls and Procedures

American Water Works Company, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of March 31, 2010 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously reported under Part I, Item 3 “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2009, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS [To Be Updated]

Exhibit Number	Exhibit Description
*10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form A for ML1–ML5 Employees

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form B for ML1–ML5 Employees

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form C for ML1–ML5 Employees

*10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML1–ML5 Employees

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Water Works Company, Inc.
(Registrant)

May 4, 2010	/s/ Donald L. Correll
(Date)	Donald L. Correll
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2010	/s/ Ellen C. Wolf
(Date)	Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form A for ML1–ML5 Employees

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form B for ML1–ML5 Employees

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form C for ML1–ML5 Employees

*10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML1–ML5 Employees

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	filed herewith.