Form 10-K/A
period 2009-12-31
American Water Works Company, Inc.
filed 2010-06-07
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12(b)-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

American Water Works Company, Inc. is filing this amendment to its Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) because it inadvertently omitted, from the certifications of its Chief Executive Officer and Chief Financial Officer, which were filed as Exhibits 31.1 and 31.2, respectively, to the Form 10-K, certain required language with respect to internal control over financial reporting. This amendment contains, as Exhibits 31.1 and 31.2, certifications that contain the previously omitted language. In addition, this amendment corrects the identification of the filing containing the document incorporated by reference as Exhibit 10.18 and adds Exhibit 10.42. This amendment does not reflect events occurring after the filing of the Form 10-K and, except as set forth herein, does not update or modify the disclosures in the Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	Financial Statements - The following consolidated financial statements are included in Part II, Item 8 of Form 10-K as initially filed:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flow for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Common Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements.

2.	Financial statement schedules have been omitted since they are either not required, not applicable as the information is otherwise included in the financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of September 16, 2001, among RWE Aktiengesellschaft, Thames Water Aqua Holdings GmbH, Apollo Acquisition Company and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

2.2	Separation Agreement by and among RWE Aktiengesellschaft and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.2 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

3.1	Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008.)

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed January 5, 2010).

Exhibit Number	Exhibit Description

4.1	Indenture, dated as of October 22, 2007 between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

4.2	Indenture between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December 3, 2008).

4.3	Note Purchase Agreement, as amended, dated as of December 21, 2006, by and between American Water Capital Corp. and the Purchasers named therein for purchase of $101,000,000 5.39% Series A Senior Notes due 2013, $37,500,000 5.52% Series B Senior Notes due 2016, $329,500,000 5.62% Series C Senior Notes due 2018 and $432,000,000 5.77% Series D Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

4.4	Note Purchase Agreement, as amended, dated as of March 29, 2007, by and between American Water Capital Corp. and the Purchasers named therein for purchase of $100,000,000 5.62% Series E Senior Notes due 2019 and $100,000,000 5.77% Series F Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

4.5	Note Purchase Agreement, dated May 15, 2008, by and between AWCC and the Purchasers named therein for purchase of $110,000,000 6.25% Series G Senior Notes due 2018 and $90,000,000 6.55% Series H Senior Notes due 2023 (incorporated herein by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 19, 2008).

9.1	Exchange and Registration Rights Agreement, dated as of October 22, 2007, between American Water Capital Corp., American Water Works Company, Inc. and Citigroup Global Markets Inc, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several purchasers (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

9.2	Registration Rights Agreement by and among American Water Works Company, Inc., RWE Aktiengesellschaft and RWE Aqua Holdings GmbH (incorporated by reference to Exhibit 9.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

†**10.1	Agreement between George W. Patrick and American Water Works Company, Inc., dated August 27, 1999.

†**10.2A	Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated January 1, 2000.

†**10.2B	First Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated May 24, 2004.

†**10.2C	Second Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated July 27, 2005.

†**10.2D	Third Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated December 19, 2008.

10.3	Credit Agreement, dated as of September 15, 2006, among American Water Capital Corp., the Lenders identified therein and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.4	Support Agreement, as subsequently amended, dated June 22, 2000, by and between American Water Works Company, Inc. and American Water Capital Corp. (incorporated by reference to Exhibit 10.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

Exhibit Number	Exhibit Description

**10.5	Employment Agreement between Donald L. Correll and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

**10.6	Employment Agreement between Ellen C. Wolf and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

**10.7	RWE Long-Term Incentive Beat Plan 2005, dated as of April 20, 2005 (incorporated by reference to Exhibit 10.7 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

**10.8	Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

**10.9	Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.10	Settlement Agreement by and between California American Water Company and the U.S. Department of Commerce, National Oceanic and Atmospheric Administration, dated as of June 29, 2006 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

**10.11	2004 Thames Water/RWE Long-Term Incentive Plan, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.13 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

**10.12	American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

**10.13	Form of Executive Completion Bonus in connection with the RWE Divestiture, dated as of March 20, 2006 (incorporated by reference to Exhibit 10.16 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

**10.14	Form of Retention Agreement in connection with the RWE Divestiture, dated as of March 20, 2006 (incorporated by reference to Exhibit 10.17 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

**10.15

American Water Works, Inc. Executive Severance Policy, dated as of June 14, 2006

(incorporated by reference to Exhibit 10.18 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

**10.16	2007 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.20 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

**10.17	2006 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

**10.18	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2009).

Exhibit Number	Exhibit Description

**10.19	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries (incorporated by reference to Exhibit 10.23 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

**10.20	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc. (incorporated by reference to Exhibit 10.24 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

**10.21	2008 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed April 15, 2008).

**10.22	2009 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

**10.23	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.26 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

**10.24	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.27 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

**10.25	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Restricted Stock Unit Grant Form for Directors (incorporated by reference to Exhibit 10.28 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

**10.26	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.29 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

**10.27	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.30 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

**10.28	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.31 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

**10.29	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.32 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

**10.30	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for Directors (incorporated by reference to Exhibit 10.33 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

**10.31	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

**10.32	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

**10.33	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form for ML1-ML3B Employees (incorporated by reference to Exhibit 10.36 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 27, 2009).

**10.34	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form for ML4-ML5 Employees (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 27, 2009).

Exhibit Number	Exhibit Description

**10.35	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML1-ML3B Employees (incorporated by reference to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

**10.36	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML4-ML5 Employees (incorporated by reference to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

**10.37	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of August 1, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008.)

**10.38	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

**10.39	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

**10.40	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of February 6, 2009 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc. Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009)

**10.41	Amendment to the Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., effective as of February 6, 2009 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc. Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009)

**10.42	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2009).

†21.1	Subsidiaries of American Water Works Company, Inc.

†23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

†32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

†32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
**	Constitutes management contract or compensatory plan or arrangement.
†	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of June, 2010.

AMERICAN WATER WORKS COMPANY, INC.

BY:	/S/ ELLEN C. WOLF
Ellen C. Wolf
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of September 16, 2001, among RWE Aktiengesellschaft, Thames Water Aqua Holdings GmbH, Apollo Acquisition Company and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

2.2	Separation Agreement by and among RWE Aktiengesellschaft and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.2 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

3.1	Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008.)

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed January 5, 2010.)

4.1	Indenture, dated as of October 22, 2007 between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

4.2	Indenture between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December 3, 2008).

4.3	Note Purchase Agreement, as amended, dated as of December 21, 2006, by and between American Water Capital Corp. and the Purchasers named therein for purchase of $101,000,000 5.39% Series A Senior Notes due 2013, $37,500,000 5.52% Series B Senior Notes due 2016, $329,500,000 5.62% Series C Senior Notes due 2018 and $432,000,000 5.77% Series D Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

4.4	Note Purchase Agreement, as amended, dated as of March 29, 2007, by and between American Water Capital Corp. and the Purchasers named therein for purchase of $100,000,000 5.62% Series E Senior Notes due 2019 and $100,000,000 5.77% Series F Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

4.5	Note Purchase Agreement, dated May 15, 2008, by and between AWCC and the Purchasers named therein for purchase of $110,000,000 6.25% Series G Senior Notes due 2018 and $90,000,000 6.55% Series H Senior Notes due 2023 (incorporated herein by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 19, 2008).

9.1	Exchange and Registration Rights Agreement, dated as of October 22, 2007, between American Water Capital Corp., American Water Works Company, Inc. and Citigroup Global Markets Inc, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several purchasers (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

9.2	Registration Rights Agreement by and among American Water Works Company, Inc., RWE Aktiengesellschaft and RWE Aqua Holdings GmbH (incorporated by reference to Exhibit 9.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

†10.1	Agreement between George W. Patrick and American Water Works Company, Inc., dated August 27, 1999.

†10.2A	Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated January 1, 2000.

Exhibit Number	Exhibit Description

†10.2B	First Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated May 24, 2004.

†10.2C	Second Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated July 27, 2005.

†10.2D	Third Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated December 19, 2008.

10.3	Credit Agreement, dated as of September 15, 2006, among American Water Capital Corp., the Lenders identified therein and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.4	Support Agreement, as subsequently amended, dated June 22, 2000, by and between American Water Works Company, Inc. and American Water Capital Corp. (incorporated by reference to Exhibit 10.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.5	Employment Agreement between Donald L. Correll and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.6	Employment Agreement between Ellen C. Wolf and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.7	RWE Long-Term Incentive Beat Plan 2005, dated as of April 20, 2005 (incorporated by reference to Exhibit 10.7 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.8	Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.9	Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.10	Settlement Agreement by and between California American Water Company and the U.S. Department of Commerce, National Oceanic and Atmospheric Administration, dated as of June 29, 2006 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.11	2004 Thames Water/RWE Long-Term Incentive Plan, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.13 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.12	American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.13	Form of Executive Completion Bonus in connection with the RWE Divestiture, dated as of March 20, 2006 (incorporated by reference to Exhibit 10.16 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.14	Form of Retention Agreement in connection with the RWE Divestiture, dated as of March 20, 2006 (incorporated by reference to Exhibit 10.17 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

Exhibit Number	Exhibit Description

10.15	American Water Works, Inc. Executive Severance Policy, dated as of June 14, 2006 (incorporated by reference to Exhibit 10.18 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.16	2007 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.20 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.17	2006 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.18	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2009).

10.19	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries (incorporated by reference to Exhibit 10.23 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.20	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc. (incorporated by reference to Exhibit 10.24 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.21	2008 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed April 15, 2008).

10.22	2009 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.23	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.26 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.24	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.27 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.25	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Restricted Stock Unit Grant Form for Directors (incorporated by reference to Exhibit 10.28 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.26	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.29 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.27	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.30 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.28	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.31 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.29	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.32 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.30	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for Directors (incorporated by reference to Exhibit 10.33 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

Exhibit Number	Exhibit Description

10.31	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.32	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.33	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form for ML1-ML3B Employees (incorporated by reference to Exhibit 10.36 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 27, 2009).

10.34	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form for ML4-ML5 Employees (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 27, 2009).

10.35	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML1-ML3B Employees (incorporated by reference to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.36	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML4-ML5 Employees (incorporated by reference to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.37	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of August 1, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008.)

10.38	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.39	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.40	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of February 6, 2009 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc. Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009)

10.41	Amendment to the Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., effective as of February 6, 2009 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc. Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009)

10.42	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2009).

†21.1	Subsidiaries of American Water Works Company, Inc.

†23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

†32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit Number	Exhibit Description

†32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
†	Previously filed.