Form 10-Q/A
period 2010-03-31
American Water Works Company, Inc.
filed 2010-06-07
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

American Water Works Company, Inc. is filing this amendment to its Form 10-Q for the quarter ended March 31, 2010 (the “Form 10-Q”) because it inadvertently omitted, from the certifications of its Chief Executive Officer and Chief Financial Officer, which were filed as Exhibits 31.1 and 31.2, respectively, to the Form 10-Q, certain required language with respect to internal control over financial reporting. This amendment contains, as Exhibits 31.1 and 31.2, certifications that contain the previously omitted language. This amendment does not reflect events occurring after the filing of the Form 10-Q and, except as set forth herein, does not update or modify the disclosures in the Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

**10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form A for ML1–ML5 Employees

**10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form B for ML1–ML5 Employees

**10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form C for ML1–ML5 Employees

**10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML1–ML5 Employees

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

**32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

**32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.
**	Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Water Works Company, Inc.
(Registrant)

June 7, 2010	/S/ ELLEN C. WOLF
(Date)	Ellen C. Wolf
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

**10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form A for ML1–ML5 Employees

**10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form B for ML1–ML5 Employees

**10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Performance Stock Unit Grant Form C for ML1–ML5 Employees

**10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for ML1–ML5 Employees

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

**32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

**32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.
**	Previously filed.