Form 10-Q
period 2010-06-30
American Water Works Company, Inc.
filed 2010-08-04
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2010
Common Stock, $0.01 par value per share	174,776,194 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2010	December 31, 2009

ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,293,656 at June 30 and $3,168,078 at December 31	$10,730,114	$10,523,844
Nonutility property, net of accumulated depreciation of $125,422 at June 30 and $117,245 at December 31	142,209	153,549

Total property, plant and equipment	10,872,323	10,677,393

Current assets
Cash and cash equivalents	20,610	22,256
Restricted funds	93,705	41,020
Utility customer accounts receivable	171,905	149,417
Allowance for uncollectible accounts	(20,401)	(19,035)
Unbilled utility revenues	150,392	130,262
Non-Regulated trade and other receivables, net	82,713	75,086
Income taxes receivable	4,073	17,920
Materials and supplies	29,908	29,521
Other	57,208	52,680

Total current assets	590,113	499,127

Regulatory and other long-term assets
Regulatory assets	1,003,769	952,020
Restricted funds	3,905	20,212
Goodwill	1,250,692	1,250,381
Other	52,714	53,518

Total regulatory and other long-term assets	2,311,080	2,276,131

TOTAL ASSETS	$13,773,516	$13,452,651

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2010	December 31, 2009
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 174,748 and 174,630 shares outstanding at June 30 and December 31, respectively)	$1,747	$1,746
Paid-in-capital	6,146,444	6,140,077
Accumulated deficit	(2,046,326)	(2,076,287)
Accumulated other comprehensive loss	(62,546)	(64,677)

Common stockholders’ equity	4,039,319	4,000,859
Preferred stock without mandatory redemption requirements	4,547	4,557

Total stockholders’ equity	4,043,866	4,005,416

Long-term debt
Long-term debt	5,305,167	5,288,180
Redeemable preferred stock at redemption value	23,938	23,946

Total capitalization	9,372,971	9,317,542

Current liabilities
Short-term debt	265,807	119,497
Current portion of long-term debt	44,018	54,068
Accounts payable	147,573	138,609
Taxes accrued, including income taxes of $1,384 at June 30 and $1,777 at December 31	54,906	45,552
Interest accrued	59,997	60,128
Other	181,136	189,538

Total current liabilities	753,437	607,392

Regulatory and other long-term liabilities
Advances for construction	616,300	633,509
Deferred income taxes	968,969	851,677
Deferred investment tax credits	31,807	32,590
Regulatory liabilities	332,201	322,281
Accrued pension expense	417,052	431,010
Accrued postretirement benefit expense	232,129	236,045
Other	46,521	47,325

Total regulatory and other long-term liabilities	2,644,979	2,554,437

Contributions in aid of construction	1,002,129	973,280
Commitments and contingencies (See Note 9)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$13,773,516	$13,452,651

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues	$671,223	$612,740	$1,259,276	$1,162,910

Operating expenses
Operation and maintenance	344,863	330,597	675,286	644,999
Depreciation and amortization	76,493	73,242	152,725	142,085
General taxes	53,890	51,699	109,294	104,196
(Gain) loss on sale of assets	(6)	10	(77)	(192)
Impairment charge	0	0	0	450,000

Total operating expenses, net	475,240	455,548	937,228	1,341,088

Operating income (loss)	195,983	157,192	322,048	(178,178)

Other income (expenses)
Interest, net	(78,734)	(73,688)	(157,449)	(145,667)
Allowance for other funds used during construction	2,407	3,575	4,558	6,918
Allowance for borrowed funds used during construction	1,254	1,991	2,651	3,863
Amortization of debt expense	(1,264)	(1,535)	(1,948)	(3,023)
Other, net	1,926	(1,409)	1,997	(295)

Total other income (expenses)	(74,411)	(71,066)	(150,191)	(138,204)

Income (loss) before income taxes	121,572	86,126	171,857	(316,382)
Provision for income taxes	48,821	34,137	68,298	44,708

Net income (loss)	$72,751	$51,989	$103,559	$(361,090)

Income (loss) per common share:
Basic	$0.42	$0.32	$0.59	$(2.23)

Diluted	$0.42	$0.32	$0.59	$(2.23)

Average common shares outstanding during the period:
Basic	174,774	163,229	174,747	161,629

Diluted	174,850	163,301	174,820	161,629

Dividends per common share	$0.21	$0.20	$0.42	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$103,559	$(361,090)
Adjustments
Depreciation and amortization	152,725	142,085
Impairment charge	0	450,000
Amortization of removal costs net of salvage	21,498	20,144
Provision for deferred income taxes	89,796	47,196
Amortization of deferred investment tax credits	(783)	(803)
Provision for losses on utility accounts receivable	10,488	12,050
Allowance for other funds used during construction	(4,558)	(6,918)
Gain on sale of assets	(77)	(192)
Pension and non-pension post retirement benefits	44,672	55,916
Other, net	(18,745)	(11,495)
Changes in assets and liabilities
Receivables and unbilled utility revenues	(59,367)	(34,859)
Income taxes receivable	13,847	0
Other current assets	(4,915)	(21,948)
Pension and non-pension post retirement benefit contributions	(60,359)	(55,018)
Accounts payable	(1,894)	(5,772)
Taxes accrued, including income taxes	8,300	11,136
Interest accrued	(131)	2,523
Other current liabilities	3,453	(14,247)

Net cash provided by operating activities	297,509	228,708

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(327,279)	(400,174)
Acquisitions	(1,572)	0
Proceeds from sale of assets and securities	99	221
Removal costs from property, plant and equipment retirements, net	(17,096)	(12,922)
Net restricted funds released	14,622	57,020
Other	0	(1,250)

Net cash used in investing activities	(331,226)	(357,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,193	309,785
Repayment of long-term debt	(42,677)	(152,248)
Net borrowings (repayments) under short-term debt agreements	149,428	(198,333)
Proceeds from issuance of common stock (net of 2009 expenses of $7,824)	0	242,301
Proceeds from employee stock plan issuances and DRIP	1,865	1,010
Advances and contributions for construction, net of refunds of $18,177 and $12,336 at June 30, 2010 and 2009	521	6,184
Change in cash overdraft position	(3,118)	(11,926)
Debt issuance costs	(1,757)	(4,894)
Redemption of preferred stock	(16)	(6)
Dividends paid	(73,368)	(64,006)

Net cash provided by financing activities	32,071	127,867

Net decrease in cash and cash equivalents	(1,646)	(530)
Cash and cash equivalents at beginning of period	22,256	9,542

Cash and cash equivalents at end of period	$20,610	$9,012

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$72,676	$51,760
Non-cash financing activity:
Long-term debt	$51,000	$125,431
Advances and contributions	$16,401	$39,347

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost	Redemption Requirements
Balance at December 31, 2009	174,630	$1,746	$6,140,077	$(2,076,287)	$(64,677)	0	$0	$4,557	$4,005,416
Net income	—	—	—	103,559	—	—	—	—	103,559
Stock-based compensation and DRIP activity, net of expenses of $61	118	1	6,367	(230)	—	0	0	—	6,138
Preferred stock redemption	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income, net of tax of $1,421	—	—	—	—	2,131	—	—	—	2,131
Dividends	—	—	—	(73,368)	—	—	—	—	(73,368)

Balance at June 30, 2010	174,748	$1,747	$6,146,444	$(2,046,326)	$(62,546)	0	$0	$4,547	$4,043,866

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost	Redemption Requirements
Balance at December 31, 2008	160,000	$1,600	$5,888,253	$(1,705,594)	$(82,251)	0	$(7)	$4,557	$4,106,558
Net loss	—	—	—	(361,090)	—	—	—	—	(361,090)
Common stock offering, net of expenses of $7,824	14,500	145	242,156	—	—	—	—	—	242,301
Stock-based compensation activity	62	1	5,241	(143)	—	0	7	—	5,106
Other comprehensive income, net of tax of $1,931	—	—	—	—	3,894	—	—	—	3,894
Dividends per common share	—	—	—	(64,006)	—	—	—	—	(64,006)

Balance at June 30, 2009	174,562	$1,746	$6,135,650	$(2,130,833)	$(78,357)	0	$0	$4,557	$3,932,763

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2010	2009
Net income	$72,751	$51,989
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $13 and $8, respectively	19	12
Actuarial loss, net of tax of $698 and $958, respectively	1,092	1,498
Foreign currency translation adjustment	(454)	1,414

Total comprehensive income	$73,408	$54,913

	Six Months Ended June 30,
	2010	2009
Net income (loss)	$103,559	$(361,090)
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $25 and $15, respectively	39	23
Actuarial loss, net of tax of $1,396 and $1,916, respectively	2,184	2,997
Foreign currency translation adjustment	(92)	874

Total comprehensive income (loss)	$105,690	$(357,196)

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at June 30, 2010, the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010 and 2009, and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income (loss), and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

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

Note 3: Goodwill

At June 30, 2010 the Company’s goodwill totaled $1,250,692. The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. The Company concluded no such triggering event occurred during the six months ended June 30, 2010, accordingly no interim review was performed for this period.

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

The following table summarizes the six-month changes in the Company’s goodwill by reporting unit:

	Regulated Unit		Non-Regulated Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2010	$3,565,913	$(2,443,628)	$235,715	$(107,619)	$3,801,628	$(2,551,247)	$1,250,381
Reclassifications and other activity	36	0	275	0	311	0	311

Balance at June 30, 2010	$3,565,949	$(2,443,628)	$235,990	$(107,619)	$3,801,939	$(2,551,247)	$1,250,692

Balance at January 1, 2009	$3,565,215	$(1,995,380)	$235,549	$(105,867)	$3,800,764	$(2,101,247)	$1,699,517
Impairment losses	0	(448,248)	0	(1,752)	0	(450,000)	(450,000)
Reclassifications and other activity	550	0	0	0	550	0	550

Balance at June 30, 2009	$3,565,765	$(2,443,628)	$235,549	$(107,619)	$3,801,314	$(2,551,247)	$1,250,067

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

Note 4: Stockholders’ Equity

Common Stock

On March 23, 2010, the Company filed a Form S-3 Registration Statement with the SEC to register 5,000 shares of the Company’s common stock issuable under American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. The Company issued 18 shares of common stock with proceeds of $363 during the first six months of 2010 under the DRIP.

On March 1, 2010, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of February 18, 2010, amounting to $36,679. On June 1, 2010, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of May 18, 2010, amounting to $36,689.

In March 2009 and June 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of February 18, 2009 and May 18, 2009, respectively.

On July 30, 2010, the Company declared a quarterly cash dividend payment of $0.22 per share payable on September 1, 2010 to all shareholders of record as of August 18, 2010.

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of June 30, 2010, a total of 11,730 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operations and maintenance expense in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$949	$889	$1,854	$1,831
Restricted stock units	1,683	1,258	2,886	2,196
Employee stock purchase plan	85	96	171	210

Stock-based compensation in operation and maintenance expense	2,717	2,243	4,911	4,237
Income tax benefit	(1,060)	(875)	(1,916)	(1,653)

After-tax stock-based compensation expense	$1,657	$1,368	$2,995	$2,584

There were no significant stock-based compensation costs capitalized during the six months ended June 30, 2010 and 2009, respectively.

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

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2010, $5,374 of total unrecognized compensation cost related to the nonvested stock options is expected to be recognized over the weighted-average period of 1.6 years. The following table summarizes stock option activity for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	2,724	$21.19
Granted	867	21.94
Cancelled	(459)	21.50
Forfeited or expired	(63)	21.02
Exercised	(17)	21.32

Options outstanding at June 30, 2010	3,052	$21.36	5.16	$4

Exercisable at June 30, 2010 (a)	848	$21.18	4.06	$0

(a)	Includes stock options issued to retired employees

Cash received for stock options exercised during the six months ended June 30, 2010 was $367 and the intrinsic value of the options was $18.

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

On May 7, 2010, the Company granted 19 restricted stock units to certain non-employee directors under the Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of August 11, 2011 or the participant’s separation from service. The grant date fair value of these restricted stock units was $20.71. The value of restricted stock awards at the date of the grant is amortized through expense over the requisite service period using the straight-line method for the restricted stock units with service and/or performance vesting. The grant date fair value of the restricted stock awards that have (a) market and/or performance and service conditions and (b) vest ratably is amortized through expense over the requisite service period using the graded-vesting method. As of June 30, 2010, $4,946 of total unrecognized compensation cost related to the nonvested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.0 years.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2010	402	$21.77
Granted	262	23.16
Distributed	(40)	21.50
Cancelled	(60)	21.50
Forfeited	(9)	21.93
Undistributed vested awards	(43)	21.16

Nonvested total at June 30, 2010	512	$22.58

The aggregate intrinsic value of restricted stock units distributed was $894, on which the Company recognized an income tax benefit of $14, which has been recorded in the accompanying Consolidated Balance Sheets.

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $230 and $143 to retained earnings during the six months ended June 30, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of June 30, 2010 there were 1,773 shares of common stock reserved for issuance under the ESPP. During the six months ended June 30, 2010, the Company issued 59 shares under the ESPP.

Note 5: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity Date	June 30, 2010	December 31, 2009
Long-term debt of American Water Capital Corp. (“AWCC”)
Private activity bonds and government funded debt(a)
Fixed rate	5.25%-6.75%	5.89%	2018-2040	$251,975	$200,975
Senior notes
Fixed rate	5.39%-10.00%	6.26%	2011-2039	3,087,853	3,115,853
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.88%	5.30%	2010-2039	1,194,692	1,197,611
Floating rate(b)	0.90%-1.05%	0.95%	2015	8,560	8,560
Mortgage bonds
Fixed rate	5.48%-9.71%	7.48%	2011-2039	744,780	754,966
Mandatory redeemable preferred stock	4.60%-9.75%	8.37%	2013-2036	24,201	24,207
Notes payable and other(c)	4.90%-14.57%	7.47%	2011-2026	6,182	6,561

Long-term debt				5,318,243	5,308,733
Unamortized debt discount, net(d)				54,880	57,461

Total long-term debt				$5,373,123	$5,366,194

(a)	As of June 30, 2010 and December 31, 2009, respectively, the Company held $10,635 of floating rate debt in its treasury, as it had not been able to re-issue the debt to investors at acceptable interest rates. On July 27, 2010, the Company re-issued this debt as fixed rate of 5.25% due 2028.

(b)	Represents variable rate tax-exempt bonds remarketed for periods up to 270 days. The $8,560 balance is classified as current portion of long-term debt in the accompanying Consolidated Balance Sheets because it was repurchased by the Company during the first quarter of 2009 when no investor was willing to purchase it at market rates. This debt was subsequently remarketed as floating rate debt in the second quarter of 2009.
(c)	Includes capital lease obligations of $5,382 and $5,679 at June 30, 2010 and December 31, 2009, respectively.
(d)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2010:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp. (1)	Private activity bonds and government funded debt – fixed rate	5.38%	2040	$26,000
American Water Capital Corp. (1)	Private activity bonds and government funded debt – fixed rate	5.25%	2040	25,000
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-2.31%	2021-2030	1,193

Total issuances				$52,193

(1)	The proceeds of these issuances are initially kept in Trust, pending the Company’s certification that it has incurred qualifying capital expenditures. These issuances have been presented as non-cash on the accompanying Consolidated Statements of Cash Flows. Subsequent release of all or a lesser portion of these funds by the applicable Trust are reflected as the release of restricted funds, and are included in investing activities in the accompanying Consolidated Statement of Cash Flows. These issuances include a 10 year call option by the Company.

The following long-term debt was retired through optional redemption or payment at maturity during 2010:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries	Private activity bonds and government funded debt	0.00%-5.90%	2010-2034	4,112
Other subsidiaries	Mortgage bond	7.86%-8.98%	2010-2011	10,186
Other subsidiaries	Mandatory redeemable preferred stock	4.75%-5.75%	2017-2019	6
Other	Capital leases & other			379

Total retirements & redemptions				$42,683

Interest, net includes interest income of approximately $2,614 and $4,919 for the three and six months ended June 30, 2010 and $2,413 and $4,962 for the three and six months ended June 30, 2009, respectively.

On July 9, 2010, a regulated subsidiary of the Company closed on a refunding of four outstanding bond issues totaling $150,000. The three new fixed rate bonds issued included $15,300 at 4.45% due 2023, $24,700 at 5.10% due 2023 and $110,000 at 5.60% due 2034.

On July 12, 2010, the Company entered into an interest rate swap to hedge $100,000 of its 6.085% fixed rate debt maturing 2017. The Company will pay variable interest of six-month LIBOR plus 3.422%.

Note 6: Short-Term Debt

The components of short-term debt are as follows:

	June 30, 2010	December 31, 2009
Commercial paper, net of $27 and $5 discount, respectively	$234,423	$84,995
Bank overdraft	31,384	34,502

Total short-term debt	$265,807	$119,497

The Company had no outstanding borrowings on its revolving credit line as of June 30, 2010 and December 31, 2009, respectively.

Note 7: Income Taxes

The Company’s estimated annual effective tax rate for the six months ended June 30, 2010 was 40.4% compared to 39.4% for the six months ended June 30, 2009, excluding various discrete items including goodwill impairment. The Company’s actual effective tax rates for the three months ended June 30, 2010 and 2009 were 40.2% and 39.6%, respectively. The Company’s actual effective rates for the six months ended June 30, 2010 and 2009 were 39.7% and (14.1%), respectively.

The 2009 six month rate reflects the tax effects of goodwill impairments as discrete items as the Company considers these charges as infrequently occurring or unusual.

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

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic pension benefit cost
Service cost	$7,668	$7,106	$15,337	$14,213
Interest cost	16,901	15,729	33,801	31,459
Expected return on plan assets	(14,187)	(10,556)	(28,375)	(21,112)
Amortization of:
Prior service cost	80	46	161	91
Actuarial loss	4,475	5,992	8,951	11,984

Net periodic pension benefit cost	$14,937	$18,317	$29,875	$36,635

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic other postretirement benefit cost
Service cost	$3,666	$3,293	$7,332	$6,586
Interest cost	8,038	7,295	16,075	14,590
Expected return on plan assets	(6,093)	(4,659)	(12,186)	(9,319)
Amortization of:
Transition obligation	44	44	87	87
Prior service (credit) cost	(295)	(295)	(590)	(590)
Actuarial loss	2,039	2,288	4,079	4,577

Net periodic other postretirement benefit cost	$7,399	$7,966	$14,797	$15,931

The Company contributed $41,000 to its defined benefit pension plan in the first six months of 2010 and expects to contribute $55,600 during the balance of 2010. In addition, the Company contributed $19,359 for the funding of its other postretirement plans in the first six months of 2010 and expects to contribute $19,360 during the balance of 2010.

Note 9: Commitments and Contingencies

The Company is also routinely involved in legal actions incident to the normal conduct of its business. At June 30, 2010, the Company has accrued approximately $3,500 as probable costs and it is reasonably possible that additional losses could range up to $13,300 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,095,000 at June 30, 2010. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2010 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,323,000 at June 30, 2010. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection and as such the Company periodically becomes subject to environmental claims in the normal course of business. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $6,761 and $7,947 at June 30, 2010 and December 31, 2009, respectively. Included in the balance of the accrual was $6,600 at June 30, 2010 and $7,700 at December 31, 2009 related to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016; the 2010 payment was made in June. The payments will be used to improve habitat conditions for the steelhead trout in the Carmel River Watershed and will end upon a regional desalinization plant becoming operational and the subsidiary’s diversions from the Carmel River coming within permitted limits. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic
Net income (loss)	$72,751	$51,989	$103,559	$(361,090)
Less: Distributed earnings to common shareholders (a)	36,797	32,074	73,575	64,146
Less: Distributed earnings to participating securities	13	3	23	0

Undistributed earnings	35,941	19,912	29,961	(425,236)
Undistributed earnings allocated to common shareholders (b)	35,930	19,911	29,953	(425,236)
Undistributed earnings allocated to participating securities	11	1	8	0

Total income (loss) available to common shareholders, basic (a) + (b)	$72,727	$51,985	$103,528	$(361,090)

Weighted average common shares outstanding, basic	174,774	163,229	174,747	161,629

Basic net income (loss) per common share	$0.42	$0.32	$0.59	$(2.23)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Diluted
Total income (loss) available to common shareholders, basic	$72,727	$51,985	$103,528	$(361,090)
Undistributed earnings allocated to participating securities	11	1	8	0

Total income (loss) available to common shareholders, diluted	$72,738	$51,986	$103,536	$(361,090)

Weighted average common shares outstanding, basic	174,774	163,229	174,747	161,629
Stock-based compensation:
Restricted stock units	74	71	70	0
Stock options	0	0	0	0
Employee stock purchase plan	2	1	3	0

Weighted average common shares outstanding, diluted	174,850	163,301	174,820	161,629

Diluted net income (loss) per commons share	$0.42	$0.32	$0.59	$(2.23)

Options to purchase 3,049 and 1,980 shares of the Company’s common stock were excluded from the calculation of diluted common shares outstanding because they were anti-dilutive for the three-month periods ended June 30, 2010 and 2009, respectively. There were 371 and 304 restricted stock units excluded from the calculation of diluted common shares outstanding for the three months ended June 30, 2010 and 2009, respectively, because certain performance conditions were not satisfied. Additionally 824 stock options were excluded from the three month ended June 30, 2009 diluted common shares outstanding calculation because certain performance conditions were not met. Options to purchase 3,049 shares of the Company’s common stock and 371 restricted stock units were excluded from the calculation of diluted common shares outstanding for the six months ended June 30, 2010 because they were anti-dilutive. All of the potentially dilutive securities were excluded from the six months ended June 30, 2009 because they were anti-dilutive.

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

As of June 30, 2010	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,156	$27,442
Long-term debt (excluding capital lease obligations)	5,343,585	5,931,605

As of December 31, 2009	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,164	$26,257
Long-term debt (excluding capital lease obligations)	5,336,351	5,633,384

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2010 and December 31, 2009, respectively:

	At Fair Value as of June 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$97,610	—	—	$97,610
Rabbi trust investments	—	$2,003	—	2,003
Deposits	1,588	—	—	1,588

Total assets	99,198	2,003	—	101,201

Liabilities:
Deferred compensation obligation	—	8,185	—	8,185

Total liabilities	—	8,185	—	8,185

Total net assets (liabilities)	$99,198	$(6,182)	—	$93,016

	At Fair Value as of December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$61,232	—	—	$61,232
Rabbi trust investments	—	$2,551	—	2,551
Deposits	11,612	—	—	11,612

Total assets	72,844	2,551	—	75,395

Liabilities:
Deferred compensation obligation	—	8,881	—	8,881

Total liabilities	—	8,881	—	8,881

Total net assets (liabilities)	$72,844	$(6,330)	—	$66,514

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

Deposits – Deposits includes escrow funds and certain other deposits held in trust. The Company includes cash deposits in other current assets. The December 31, 2009 balance included $10,170 for an escrow account related to an agreement the Company’s New Jersey regulated subsidiary had entered into with the City of Trenton, New Jersey to purchase certain assets of Trenton’s water system located in four surrounding townships. The purchase agreement was contested in litigation with a group of Trenton residents, and ultimately put to a voter referendum. The result of the referendum was unfavorable to the Company, and as a result, the agreement to purchase the assets has been terminated. The escrow deposit, plus accrued interest, was returned to the Company on June 30, 2010.

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

Non-recurring Fair Value Measurements

As discussed in Note 3, the Company recognized a goodwill impairment charge of $450,000 for the six months ended June 30, 2009. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 13: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as the Regulated Businesses and Non-Regulated Businesses segments.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended June 30, 2010
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$602,315	$75,317	$(6,409)	$671,223
Depreciation and amortization	70,010	1,807	4,676	76,493
Total operating expenses, net	413,002	72,005	(9,767)	475,240
Adjusted EBIT (1)	189,805	5,128
Total assets	11,952,668	240,686	1,580,162	13,773,516
Capital expenditures	182,774	1,823	0	184,597

	As of or for the Three Months Ended June 30, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$554,977	$64,264	$(6,501)	$612,740
Depreciation and amortization	67,656	1,464	4,122	73,242
Total operating expenses, net	407,541	58,557	(10,550)	455,548
Adjusted EBIT (1)	147,731	5,387
Total assets	11,336,826	241,133	1,612,090	13,190,049
Capital expenditures	202,757	1,239	0	203,996

	As of or for the Six Months Ended June 30, 2010
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$1,121,803	$149,843	$(12,370)	$1,259,276
Depreciation and amortization	139,336	3,708	9,681	152,725
Total operating expenses, net	814,497	142,786	(20,055)	937,228
Adjusted EBIT (1)	308,446	9,347
Total assets	11,952,668	240,686	1,580,162	13,773,516
Capital expenditures	323,058	4,221	0	327,279

	As of or for the Six Months Ended June 30, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$1,052,347	$121,796	$(11,233)	$1,162,910
Depreciation and amortization	133,849	2,774	5,462	142,085
Impairment charge	0	0	450,000	450,000
Total operating expenses, net	797,943	112,501	430,644	1,341,088
Adjusted EBIT (1)	255,457	10,102
Total assets	11,336,826	241,133	1,612,090	13,190,049
Capital expenditures	397,450	2,724	0	400,174

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to income (loss) before income taxes:

	For the Three Months Ended June 30, 2010
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$189,805	$5,128	$194,933
Add:
Allowance for other funds used during construction	2,407	—	2,407
Allowance for borrowed funds used during construction	1,254	—	1,254
Less:
Interest, net	(61,881)	389	(61,492)
Amortization of debt expense	(1,126)	0	(1,126)

	For the Three Months Ended June 30, 2010
	Regulated	Non-Regulated	Total Segments
Segments’ income before income taxes	$130,459	$5,517	135,976
Interest, net			(17,242)
Other			2,838

Income before income taxes			$121,572

	For the Three Months Ended June 30, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$147,731	$5,387	$153,118
Add:
Allowance for other funds used during construction	3,575	—	3,575
Allowance for borrowed funds used during construction	1,991	—	1,991
Less:
Interest, net	(57,423)	867	(56,556)
Amortization of debt expense	(1,396)	0	(1,396)

Segments’ income before income taxes	$94,478	$6,254	100,732
Interest, net			(17,132)
Other			2,526

Income before income taxes			$86,126

	For the Six Months Ended June 30, 2010
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$308,446	$9,347	$317,793
Add:
Allowance for other funds used during construction	4,558	—	4,558
Allowance for borrowed funds used during construction	2,651	—	2,651
Less:
Interest, net	(123,889)	901	(122,988)
Amortization of debt expense	(1,671)	0	(1,671)

Segments’ income before income taxes	$190,095	$10,248	200,343
Interest, net			(34,461)
Other			5,975

Income before income taxes			$171,857

	For the Six Months Ended June 30, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$255,457	$10,102	$265,559
Add:
Allowance for other funds used during construction	6,918	—	6,918
Allowance for borrowed funds used during construction	3,863	—	3,863
Less:
Interest, net	(113,817)	1,699	(112,118)
Amortization of debt expense	(2,744)	0	(2,744)

Segments’ income before income taxes	$149,677	$11,801	161,478
Impairment charge			(450,000)
Interest, net			(33,549)
Other			5,689

Loss before income taxes			$(316,382)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”), and subsequent periodic reports, including this report. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2009 as updated or amended in subsequent filed reports with the SEC.

OVERVIEW

Financial Results American Water’s net income was $72.8 million for the three months ended June 30, 2010 as compared to net income of $52.0 million for the three months ended June 30, 2009. Diluted earnings per average common share were $0.42 for the three months ended June 30, 2010 compared to $0.32 for the three months ended June 30, 2009.

American Water’s net income was $103.6 million for the six months ended June 30, 2010 compared to a net loss of $361.1 million for the six months ended June 30, 2009. The Company recognized goodwill impairment charges, net of tax, of $443.0 million for the six months ended June 30, 2009. Diluted earnings per average common share was $0.59 for the six months ended June 30, 2010 compared to a diluted loss of ($2.23) for the six months ended June 30, 2009.

Revenues for the three months ended June 30, 2010 increased by $58.5 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $47.3 million, which was mainly attributable to rate increases and increased consumption, and an increase in our Non-Regulated Businesses revenues of $11.1 million, which was primarily attributable to higher revenues in the Contract Operations Group of $10.7 million. The increase in Contract Operations Group revenues was primarily due to revenues of $9.4 million attributable to our entry into the industrial Operations and Maintenance (“O&M”) market through an acquisition in December of 2009, hereafter referred to as the “ Contract Operations’ Acquisition,” and increased military contract revenues of $2.6 million due to increased capital improvement as Fort Hood and Fort Polk became fully operational in 2010 and the addition of Fort Belvoir and Fort Meade contracts partially offset by a decrease in design and build contract revenues.

Operating expenses for the three months ended June 30, 2010 were $475.2 million compared to $455.5 million for the three months ended June 30, 2009. This $19.7 million increase was primarily driven by increased operating and maintenance expenses in our Non-Regulated Businesses of $12.7 million and increased operating expenses in our Regulated Businesses operation and maintenance costs of $1.0 million, higher depreciation expense of $2.4 million and increased general taxes of $2.1 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Other items affecting income before income taxes for the three months ended June 30, 2010 as compared to the same period in the prior year include increased interest expense of $5.0 million mainly due to the 2009 issuances of long-term debt and decreased allowance for funds used during construction (“AFUDC”) of $1.9 million attributable to construction projects being placed in service in certain of our subsidiaries. Other income increased by $3.3 million which was attributable to the release of the remaining balance of a loss reserve of $1.3 million due to the resolution of outstanding issues and uncertainties as well as changes in the market value of Company-held deferred compensation. In addition, income tax expense increased by $14.7 million, which was mainly the result of higher taxable income for the three months ended June 30, 2010.

Revenues for the six months ended June 30, 2010 increased by $96.4 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $69.5 million, which was largely attributable to rate increases, and an increase in our Non-Regulated Businesses revenues of $28.0 million, which was primarily attributable to higher revenues in the Contract Operations Group of $25.4 million. The increase in Contract Operations Group revenues was primarily due to revenues of $20.8 million attributable the Contract Operations’ Acquisition as well as increased military contract revenues of $7.7 million partially offset by lower design and build contract revenues. The increase in the military contract revenues was mainly attributable to increased capital improvement work due to being fully operational at Fort Hood and Fort Polk in 2010 and the addition of Fort Belvoir and Fort Meade contracts.

Operating expenses for the six months ended June 30, 2010 were $937.2 million compared to $1,341.1 million for the six months ended June 30, 2009. Impairment charges were $450.0 million for the six months ended June 30, 2009. All other operating expenses totaled $937.2 million for the six months ended June 30, 2010 compared to $891.1 million for the six months ended June 30, 2009. This $46.1 million increase was primarily driven by an increase in our Non-Regulated Businesses of $30.3 million and increased operating expenses in our Regulated Businesses of $16.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in the Non-Regulated Businesses’ operating expenses was primarily the result of higher operating and maintenance expenses of $28.5 million, corresponding with the increased revenue. The Regulated Businesses’ increase in operating expenses was mainly driven by higher operations and maintenance expenses of $6.8 million, higher depreciation expense of $5.5 million and increased general taxes of $4.2 million.

Other items affecting income (loss) before income taxes for the six months ended June 30, 2010 as compared to the same period in the prior year include increased interest expense of $11.8 million attributable to the 2009 issuances of long-term debt and decreased allowance for funds used during construction (“AFUDC”) of $3.6 million attributable to construction projects being placed in service in certain of our subsidiaries. Other income was higher compared to 2009 by $2.3 million which was attributable to the release of the remaining balance of the loss reserve of $1.3 million as well as changes in the market value of Company-held deferred compensation. In addition, income tax expense increased by $23.6 million, which was mainly the result of higher taxable income for the six months ended June 30, 2010.

Rate Case Development During the three months ended June 30, 2010, we received authorizations for additional annualized revenues from general rate cases totaling $118.6 million. In April 2010, our Illinois rate case and our New Mexico rate case, both of which were filed in 2009, were approved authorizing additional annualized revenues of $41.4 million effective April 23, 2010 and $0.5 million effective May 10, 2010, respectively. On April 30, 2010, our Indiana rate case, also filed in 2009, was approved authorizing additional annualized revenues of $31.5 million. In May 2010, our Ohio rate case which was filed in 2009 was approved authorizing additional annualized revenue of $2.6 million effective May 19, 2010. In June 2010, our Missouri rate case, which was filed for in October 2009 was approved authorizing additional annualized revenues of $28.0 million effective July 1, 2010. Also in June 2010, our California rate case, which was filed in 2009, was approved authorizing additional annualized revenue of $14.6 million. These new rates are effective July 1, 2010 for the Sacramento and Larkfield districts and for Los Angeles County will be retroactive back to January 1, 2010. On May 2010, new rates which would provide for an additional $0.6 million of annualized revenues were put into effect under bond for one of our Virginia subsidiaries. In addition to the general rate case increases in April and May 2010, additional annualized revenues of $1.8 million resulting from infrastructure charges for our Pennsylvania subsidiary became effective.

During the three months ended June 30, 2010, we filed four general rate cases. In April 2010, we filed a general rate case in New Jersey requesting additional annualized revenue of $84.7 million and four wastewater applications in Pennsylvania requesting additional annualized revenues of $11.7 million. On May 3, 2010 we filed an initial general rate case in California and on July 1, 2010 filed an update to that filing for a total request of additional annualized revenue of $53.9 million, including staged increases in 2013 and 2014 of $9.9 million and $10.9 million, respectively. In June 2010, we filed a general rate case in West Virginia requesting additional annualized revenues of $18.4 million.

In July 2010, additional annualized revenue of $0.2 million from an implemented rate increase in Michigan as well as $3.1 million and $0.2 million resulting from infrastructure charges in our Pennsylvania and New York subsidiaries, respectively, became effective. On February 25, 2010, our New Jersey subsidiary filed a petition with the Board of Public Utilities (“Board”) for approval to recover rates through a surcharge of approximately $3.3 million on an annual basis for an increase in purchased water and sewer treatment cost. On August 4, 2010 the Board authorized the Company to recover in rates a surcharge of approximately $3.1 million on an annual basis for purchased water and sewer treatment costs.

As of August 3, 2010, including the two states for which interim rates are in effect, we were awaiting final orders in eight states requesting additional annualized revenues of $223.9 million. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted.

Financing Activities During the six months ended June 30, 2010, we met our capital resource requirements with internally generated cash as well as funds from external sources primarily through commercial paper borrowings under our credit facilities.

On June 24, 2010, AWCC closed an offering of $26 million in tax-exempt water facility revenue bonds issued by Owen County, Kentucky. The bonds have a coupon of 5.38% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to repay short-term debt related to the construction of the water treatment and transmission facility located in Owen County, Kentucky, as well as to pay remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility.

Also, on May 27, 2010, AWCC closed an offering of $25 million in tax-exempt water facility revenue bonds issued by the Illinois Finance Authority. The bonds have a coupon of 5.25% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to fund water facility projects in Champaign, Livingston, Logan, Madison, Peoria, and St. Clair counties in Illinois.

On July 9, 2010, our New Jersey regulated subsidiary closed on a refunding of four outstanding bond issues totaling $150.0 million. In order to accomplish the refunding, the New Jersey Economic Development Authority issued three new series of bonds on behalf of our New Jersey regulated subsidiary. The new bonds have coupon rates of 5.60%, 5.10% and 4.45% and mature in 2034, 2023 and 2023, respectively. Also, in July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million, the purpose of which was to mitigate interest cost at the parent company relating to debt that was incurred by our prior owners and was not used in any manner to finance the cash needs of our subsidiaries.

On July 27, 2010, we remarketed the $10.6 million of variable rate debt that was held in the Company’s treasury as fixed rate bonds with a coupon rate of 5.25% and a maturity date of 2028.

Other Matters

Dividend On March 1, 2010 and June 2, 2010, the Company made cash dividend payments of $0.21 per share to all common shareholders of record as of February 18, 2010 and May 18, 2010, respectively. In March and June of 2009, the Company made cash dividend payments of $0.20 per share to all common shareholders of record as of February 18, 2009 and May 18, 2009, respectively.

On July 30, 2010, the Company declared a quarterly cash dividend payment of $0.22 per share payable on September 1, 2010 to all shareholders of record as of August 18, 2010.

Health Care Reform Bills President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law on March 23, 2010 and on March 30, 2010, signed the Health Care and Education Reconciliation Act of 2010, which makes various amendments to certain aspects of the PPACA (together, the “Acts”). A number of provisions in the Acts impact retiree health care plans provided by employers. One such provision of the PPACA changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the Acts, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012. Although this change does not take effect immediately, companies are required to recognize the full accounting impact in their financial statements in the period in which the legislation was enacted. As such in the first six months of 2010, we followed our original regulatory accounting methodology related to the underfunded status of other postretirement benefits for the Medicare Part D adjustment and recorded a reduction in our deferred tax assets and an increase in our regulatory assets amounting to $27.1 million. The Acts also contain provisions that will necessitate changes to the health insurance benefits provided by the Company. Although we are still assessing the cost impact of the Acts, we do expect that required plan changes and the Company’s claims experience will result in increased medical benefit expense in the future.

Results of Operations

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

	For the three months ended June 30,		Favorable (Unfavorable) Change
(In thousands, except per share data)	2010	2009
Operating revenues	$671,223	$612,740	$58,483

Operating expenses
Operation and maintenance	344,863	330,597	(14,266)
Depreciation and amortization	76,493	73,242	(3,251)
General taxes	53,890	51,699	(2,191)
(Gain) loss on sale of assets	(6)	10	16

Total operating expenses, net	475,240	455,548	(19,692)

Operating income	195,983	157,192	38,791

Other income (expenses)
Interest, net	(78,734)	(73,688)	(5,046)
Allowance for other funds used during construction	2,407	3,575	(1,168)

(In thousands, except per share data)	For the three months ended June 30,		Favorable (Unfavorable) Change
	2010	2009
Allowance for borrowed funds used during construction	1,254	1,991	(737)
Amortization of debt expense	(1,264)	(1,535)	271
Other, net	1,926	(1,409)	3.335

Total other income (expenses)	(74,411)	(71,066)	(3,345)

Income before income taxes	121,572	86,126	35,446
Provision for income taxes	48,821	34,137	(14,684)

Net income	$72,751	$51,989	$20,762

Income per common share:
Basic	$0.42	$0.32
Diluted	$0.42	$0.32
Average common shares outstanding during the period:
Basic	174,774	163,229
Diluted	174,850	163,301

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the three months ended June 30,
	2010		2009
	Regulated Businesses	Non-Regulated Businesses	Regulated Businesses	Non-Regulated Businesses
	(In thousands)
Operating revenues	$602,315	$75,317	$554,977	$64,264
Adjusted EBIT(1)	$189,805	$5,128	$147,731	$5,387

(1)	Adjusted EBIT, a non-GAAP measure, is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies. For the reconciliation of Adjusted EBIT, as defined by the Company, to income before income taxes, see Financial Statement Note 13.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers as well as sales to public authorities. The table below details the additional annualized revenues resulting from rate authorizations, including infrastructure charges, which were granted in the second quarter of 2010.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
Illinois	$41.4
Indiana	31.5
New Mexico	0.5
Ohio	2.6
Missouri	28.0
California	14.6

Subtotal- General Rate Cases	$118.6

Infrastructure Charges:
Pennsylvania	1.8
New York	0.2

Subtotal- Infrastructure Charges	2.0

Total	$120.6

Operating revenues increased by $58.5 million, or 9.5% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Regulated Businesses’ revenues increased by $47.3 million, or 8.5% for the three months ended June 30, 2010 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the three months ended June 30, 2010 increased by $11.1 million, or 17.2% compared to the three months ended June 30, 2009.

The increase in revenues from the Regulated Businesses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the year-to-date 2010 impact was approximately $34.5 million. Revenues for the three months ended June 30, 2010 increased by approximately $7.2 million due to higher demand as compared to the same period in the prior year. Most of this consumption increase occurred in our New Jersey regulated subsidiary in June 2010 as a result of the warmer/drier weather. In addition, for the three months ended June 30, 2010, surcharge and balancing account revenues increased by $2.2 million and sewer and fire service revenues increased by $2.2 million compared to the same period in the prior year.

The net increase in revenues from the Non-Regulated Businesses was primarily attributable to an increase in Contract Operations Group revenues primarily due to higher revenues totaling $10.7 million resulting from the Contract Operations’ Acquisition of $9.4 million as well as incremental revenues associated with military construction and O&M projects of $2.6 million partially offset by lower revenues associated with our design and build contracts.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the three months ended June 30,
	2010		2009		2010		2009
	Operating Revenues				Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$342,195	56.8%	$319,737	57.6%	48,772	52.5%	49,163	53.5%
Commercial	115,596	19.2%	107,104	19.3%	20,675	22.3%	20,373	22.2%
Industrial	28,912	4.8%	25,367	4.6%	9,732	10.5%	8,626	9.4%
Public and other	74,325	12.3%	68,063	12.2%	13,641	14.7%	13,702	14.9%
Other water revenues	8,206	1.4%	5,012	0.9%	—	—	—	—

Total water revenues	569,234	94.5%	525,283	94.6%	92,820	100.0%	91,864	100.0%

Wastewater service	23,651	3.9%	22,008	4.0%
Other revenues	9,430	1.6%	7,686	1.4%

	$602,315	100.0%	$554,977	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes in gallons by customer class.

Water Services—Water service operating revenues from residential customers for the three months ended June 30, 2010 totaled $342.2 million, a $22.5 million increase, or 7.0%, over the same period of 2009, mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 0.8% for the three months ended June 30, 2010 to 48.8 billion gallons, from 49.2 billion gallons for the same period in 2009. Factors contributing to such a decline could include the current economic climate, weather, our customers concentrating on the environment or both ours and our customers’ increased focus on conservation. The extent to which these items individually contribute to the overall decline is difficult to measure.

Water service operating revenues from commercial water customers for the three months ended June 30, 2010 increased by $8.5 million, or 7.9%, to $115.6 million mainly due to rate increases in addition to an increase in sales volume compared to the same period in 2009. The volume of water sold to commercial customers increased by 1.5% for the three months ended June 30, 2010, to 20.7 billion gallons, from 20.4 billion gallons for the three months ended June 30, 2009.

Water service operating revenues from industrial customers totaled $28.9 million for the three months ended June 30, 2010, an increase of $3.5 million, or 14.0%, from those recorded for the same period of 2009 mainly due to rate increases in addition to an increase in sales volume. The volume of water sold to industrial customers totaled 9.7 billion gallons for the three months ended June 30, 2010, an increase of 12.8% from the 8.6 billion gallons for the three months ended June 30, 2009. We believe this increase to be associated with slight improvements in the economic environment in communities that we serve.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $6.2 million, or 9.2%, for the three months ended June 30, 2010 to $74.3 million from $68.1 million for the three months ended June 30, 2009 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $30.3 million for the three months ended June 30, 2010, an increase of $1.9 million over the same period of 2009. Revenues generated by sales to governmental entities and resale customers for the three months ended June 30, 2010 totaled $44.0 million, an increase of $4.4 million from the three months ended June 30, 2009.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $1.6 million, or 7.5%, to $23.7 million for the three months ended June 30, 2010. The increase was attributable to increases in rates charged to customers in a number of our operating companies.

Other revenues – Other revenues include such items as reconnection charges, initial application service fees, rental revenue collected for others and similar items. For the three months ended June 30, 2010, other revenues increased by $1.7 million mainly due to an increase in work for a managed contract as well as rental revenue compared to the same period in the prior year.

Operation and maintenance Operation and maintenance expense increased $14.3 million, or 4.3%, for the three months ended June 30, 2010 compared to the same period in the prior year.

Operation and maintenance expenses for the three months ended June 30, 2010 and 2009, by major expense category, were as follows:

	For the three months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$81,153	$77,161	$3,992	5.2%
Employee-related costs	143,372	133,160	10,212	7.7%
Operating supplies and services	58,243	58,630	(387)	(0.7)%
Maintenance materials and services	38,659	31,763	6,896	21.7%
Customer billing and accounting	13,967	13,196	771	5.8%
Other	9,469	16,687	(7,218)	(43.3)%

Total	$344,863	$330,597	$14,266	4.3%

As is noted in the various expense category commentary below, a major driver of the increase in operations and maintenance expense is higher expenses in our Non-Regulated Businesses associated with the Contract Operations’ Acquisition and its related reorganization and transitional costs totaling $10.0 million.

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $4.0 million, or 5.2%, for the three months ended June 30, 2010 compared to the same period in the prior year. Production costs, by major expense type were as follows:

	For the three months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$27,459	$27,486	$(27)	(0.1)%
Purchased water	28,689	24,850	3,839	15.4%
Chemicals	15,185	16,562	(1,377)	(8.3)%
Waste disposal	9,820	8,263	1,557	18.8%

Total	$81,153	$77,161	$3,992	5.2%

Fuel and power costs decreased in our Regulated Businesses by $1.0 million primarily due to lower electricity prices as a result of fixed price third-party contracts in place in 2010 compared to local utility tariff rates in 2009, offset by increased fuel prices and increased production volumes. The overall decrease from the Regulated Businesses was offset by an increase in our Non-Regulated Business of $1.0 million which is attributable to our Contract Operations’ Acquisition. The increase in purchased water is primarily associated with our Regulated Businesses and is attributable to rate increases resulting from higher costs incurred by our suppliers. The majority of this purchased water increase is in states which permit us to pass-through this increase to our customers outside of a full rate proceeding. The decrease in chemical costs is primarily attributable to lower chemical costs in our Regulated Businesses as a result of favorable contract pricing. Waste disposal costs increased primarily due to increased costs in one of our Regulated operating subsidiaries as well as higher disposal costs in our Non-Regulated Contract Operations Group resulting from the Contract Operations’ Acquisition.

Employee-related costs including wage and salary, group insurance, and pension expense increased $10.2 million or 7.7%, for the three months ended June 30, 2010, compared to the same period in the prior year. These employee-related costs represented 41.6% and 40.3% of operation and maintenance expenses for the three months ended June 30, 2010 and 2009, respectively.

	For the three months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$106,431	$96,066	$10,365	10.8%
Pensions	11,764	13,651	(1,887)	(13.8)%
Group insurance	19,061	18,446	615	3.3%
Other benefits	6,116	4,997	1,119	22.4%

Total	$143,372	$133,160	$10,212	7.7%

The increase in salaries and wages and other benefits was primarily due to the addition of employees as a result of the Contract Operations’ Acquisition, totaling approximately $4.4 million and $1.0 million respectively. The remainder of these increases were due to merit wage increases, higher incentive compensation and severance expenses as well as increased overtime costs in certain of our regulated operating companies. Pension expense decreased for the three months ended June 30, 2010 due to a decrease in the amortization of actuarial losses attributable to higher than expected returns on plan assets in 2009. This increase was partially offset by increased pension contributions by certain of our regulated operating companies whose costs are recovered based on Employee Retirement Income Security Act of 1974 (“ERISA”) minimum funding requirements.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the three months ended June 30, 2010, these costs decreased by $0.4 million, or 0.7%, compared to the same period in 2009.

	For the three months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Contracted services	$18,554	$20,300	$(1,746)	(8.6)%
Office supplies and services	16,844	15,212	1,632	10.7%
Transportation	7,898	6,453	1,445	22.4%
Rents	6,186	5,314	872	16.4%
Other	8,761	11,351	(2,590)	(22.8)%

Total	$58,243	$58,630	$(387)	(0.7)%

Contracted services decreased for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to a reduction in our legal expenses as well as lower levels of construction work related to the development market. Office supplies and services increased primarily due to costs related to marketing programs for our Homeowner Services Group in addition to the Contract Operations’ Acquisition. The increase in transportation costs was due to higher gasoline prices during the three months ended June 30, 2010 compared to the same period in 2009. Other operating supplies and services costs were higher in 2009 than in 2010 as the second quarter results of 2009 included a $1.0 million write-off of assets deemed not recoverable from a rate case order in our California subsidiary. Additionally, our Contract Operations Group’s costs were lower than the prior period due to a decrease in materials and supplies associated with construction projects, partially offset by the Contract Operations’ Acquisition.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $6.9 million or by 21.7%, for the three months ended June 30, 2010 compared to the same period in the prior year.

	For the three months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Maintenance services and supplies	$27,836	$21,628	$6,208	28.7%
Removal costs, net	10,823	10,135	688	6.8%

Total	$38,659	$31,763	$6,896	21.7%

The Regulated Businesses’ maintenance materials and service costs increased by $3.4 million for the three months ended June 30, 2010. In addition to higher removal costs, tank painting expenses were higher by $1.0 million as well as increased replacement work for one of our subsidiaries. The Non-Regulated Businesses’ expense increased $3.5 million primarily due to increased costs in our Homeowner Services Group as well as increased maintenance work for one of our contracts in our Contract Operations Group and higher maintenance expenses associated with Contract Operations’ Acquisition which accounted for $0.8 million of the increase.

Customer billing and accounting expenses increased by $0.8 million, or 5.8%, for the three months ended June 30, 2010 compared to the same period in the prior year.

	For the three months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Uncollectible accounts expense	$7,162	$6,566	$596	9.1%
Postage	3,290	3,077	213	6.9%
Other	3,515	3,553	(38)	(1.1)%

Total	$13,967	$13,196	$771	5.8%

The increase in uncollectible accounts expense is primarily due to the increased revenues in our Regulated Businesses offset by improved collections in our receivables in excess of 120 days.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $7.2 million, or 43.3%, in 2010.

	For the three months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Insurance	$6,379	$10,248	$(3,869)	(37.8)%
Regulatory expenses	3,090	6,439	(3,349)	(52.0)%

Total	$9,469	$16,687	$(7,218)	(43.3)%

The decrease in insurance expense is primarily due to the positive resolution of prior years’ claims in 2010 compared to 2009. Regulatory expenses decreased due to the inclusion of $3.5 million of expense for the three months ended June 30, 2009 which related to rate case expenses associated with our California regulated subsidiary.

Depreciation and amortization Depreciation and amortization expense increased by $3.3 million, or 4.4%, for the three months ended June 30, 2010 compared to the same period in the prior year as a result of additional utility plant being placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $2.2 million, or 4.2%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was mainly due to higher gross receipts taxes of $1.6 million, primarily in our New Jersey regulated subsidiary.

Other income (expenses) Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $5.0 million, or 6.8%, for the three months ended June 30, 2010 compared to the same period in the prior year. The increase is primarily due to the refinancing of short-term debt with long-term debt during 2009 as well as increased borrowing associated with capital expenditures. As a result of the 2008 market disruptions, the Company’s short-term debt outstanding at June 30, 2009 was $268.8 million. During 2009 a significant portion of this debt was refinanced to long-term fixed rate debt whose rates are higher than the short-term rates that existed for the three months ended June 30, 2009. Also, in addition to the change in interest expense, AFUDC decreased by $1.9 million for the three months ended June 30, 2010 compared to the same period in 2009 as a result of plant being placed into service, primarily in our Arizona and Indiana regulated subsidiaries. Additionally, during the three months ended June 30, 2010 we released the remaining balance of a loss reserve of $1.3 million as a result of the resolution of outstanding issues and uncertainties. Furthermore, other income increased due to joint venture losses of $0.4 million experienced during the three months ended June 30, 2009 as well as the change in market value of Company-held deferred compensation.

Provision for income taxes The effective tax rates for the three months ended June 30, 2010 and 2009 were 40.2% and 39.6% respectively. Our consolidated provision for income taxes increased $14.7 million, or 43.0%, to $48.8 million for the three months ended June 30, 2010. Included in the 2010 income tax expense were tax benefits of $0.5 million attributable to certain discrete items.

Net income Net income for the three months ended June 30, 2010 was $72.8 million compared to a net income of $52.0 million for the three months ended June 30, 2009. The variation between the periods is the result of the aforementioned changes.

Results of Operations

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

	For the six months ended June 30,		Favorable (Unfavorable) Change
(In thousands, except per share data)	2010	2009
Operating revenues	$1,259,276	$1,162,910	$96,366

Operating expenses
Operation and maintenance	675,286	644,999	(30,287)
Depreciation and amortization	152,725	142,085	(10,640)
General taxes	109,294	104,196	(5,098)
Gain on sale of assets	(77)	(192)	(115)
Impairment charge	—	450,000	450,000

Total operating expenses, net	937,228	1,341,088	403,860

Operating income (loss)	322,048	(178,178)	500,226

Other income (expenses)
Interest, net	(157,449)	(145,667)	(11,782)
Allowance for other funds used during construction	4,558	6,918	(2,360)
Allowance for borrowed funds used during construction	2,651	3,863	(1,212)
Amortization of debt expense	(1,948)	(3,023)	1,075
Other, net	1,997	(295)	2,292

Total other income (expenses)	(150,191)	(138,204)	(11,987)

Income (loss) before income taxes	171,857	(316,382)	488,239
Provision for income taxes	68,298	44,708	(23,590)

Net income (loss)	$103,559	$(361,090)	$464,649

Income (loss) per common share:
Basic	$0.59	$(2.23)
Diluted	$0.59	$(2.23)
Average common shares outstanding during the period:
Basic	174,747	161,629
Diluted	174,820	161,629

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the six months ended June 30,
	2010		2009
	Regulated Businesses	Non-Regulated Businesses	Regulated Businesses	Non-Regulated Businesses
	(In thousands)
Operating revenues	$1,121,803	$149,843	$1,052,347	$121,796
Adjusted EBIT(1)	$308,446	$9,347	$255,457	$10,102

(1)

Adjusted EBIT, a non-GAAP measure, is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies. For the reconciliation of Adjusted EBIT, as defined by the Company, to income (loss) before income taxes, see Financial Statement Note 13.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers as well as sales to public authorities. The table below details the annualized revenues resulting from rate authorizations, including infrastructure charges, which were granted during the first six months of 2010.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
Illinois	$41.4
Indiana	31.5
New Mexico	0.5
Ohio	2.6
Missouri	28.0
California	14.6

Subtotal- General Rate Cases	$118.6

Infrastructure Charges:
Pennsylvania	1.8
Missouri	3.2
Illinois	0.7
New York	0.4

Subtotal- Infrastructure Charges	6.1

Total	$124.7

Our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. Operating revenues increased by $96.4 million, or 8.3% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Regulated Businesses’ revenues increased by $69.5 million, or 6.6% for the six months ended June 30, 2010 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the six months ended June 30, 2010 increased by $28.0 million, or 23.0% compared to the six months ended June 30, 2009.

The increase in revenues from the Regulated Businesses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the year-to-date 2010 impact was approximately $54.5 million. In addition, for the six months ended June 30, 2010, surcharge and balancing account revenues increased by $5.1 million and sewer and fire service revenues increased by $3.8 million compared to the same period in the prior year. Revenues for the six months ended June 30, 2010 increased by approximately $2.8 due to higher demand as compared to the same period in the prior year, mainly due to increased volumes in our New Jersey subsidiary.

The net increase in revenues from the Non-Regulated Businesses was primarily attributable to an increase in Contract Operations Group revenues primarily due to higher revenues totaling $20.8 million resulting from the Contract Operations’ Acquisition as well as incremental revenues associated with military construction and O&M projects of $7.7 million as a result of being fully operational at Fort Hood and Fort Polk and the addition of Fort Meade and Fort Belvoir contracts. These increases were partially offset by lower revenues associated with our design and build contracts. In addition, our Homeowner Services Group revenues increased by $2.2 million mainly as a result of increased product penetration within its existing customer base.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the six months ended June 30,
	2010		2009		2010		2009
	Operating Revenues				Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$636,328	56.7%	$606,357	57.6%	91,483	52.1%	93,718	53.3%
Commercial	213,314	19.0%	198,236	18.9%	39,063	22.2%	38,602	21.9%
Industrial	54,020	4.8%	48,447	4.6%	18,946	10.8%	17,255	9.8%
Public and other	139,168	12.4%	130,872	12.4%	26,218	14.9%	26,316	15.0%
Other water revenues	14,769	1.3%	9,985	0.9%	—	—	—	—

Total water revenues	1,057,599	94.2%	993,897	94.4%	175,710	100.0%	175,891	100.0%

Wastewater service	46,472	4.2%	43,742	4.2%
Other revenues	17,732	1.6%	14,708	1.4%

	$1,121,803	100.0%	$1,052,347	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes in gallons by customer class.

Water Services—Water service operating revenues from residential customers for the six months ended June 30, 2010 totaled $636.3 million, a $30.0 million increase, or 4.9%, over the same period of 2009, mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 2.4% for the six months ended June 30, 2010 to 91.5 billion gallons, from 93.7 billion gallons for the same period in 2009. Factors contributing to such a decline could include the current economic climate, weather or our customers becoming more focused on the environment. The extent to which these items individually contribute to the overall decline is difficult to measure.

Water service operating revenues from commercial water customers for the six months ended June 30, 2010 increased by $15.1 million, or 7.6%, to $213.3 million mainly due to rate increases in addition to an increase in sales volume compared to the same period in 2009. The volume of water sold to commercial customers increased by 1.2% for the six months ended June 30, 2010, to 39.1 billion gallons, from 38.6 billion gallons for the six months ended June 30, 2009.

Water service operating revenues from industrial customers totaled $54.0 million for the six months ended June 30, 2010, an increase of $5.6 million, or 11.5%, from those recorded for the same period of 2009 mainly due to rate increases in addition to an increase in sales volume. The volume of water sold to industrial customers totaled 18.9 billion gallons for the six months ended June 30, 2010, an increase of 9.8% from the 17.3 billion gallons for the six months ended June 30, 2009.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $8.3 million, or 6.3%, for the six months ended June 30, 2010 to $139.2 million from $130.9 million in the same period in 2009 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $58.7 million for the six months ended June 30, 2010, an increase of $3.1 million over the same period of 2009. Revenues generated by sales to governmental entities and resale customers for the six months ended June 30, 2010 totaled $80.5 million, an increase of $5.2 million from the six months ended June 30, 2009.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $2.7 million, or 6.2%, to $46.5 million for the six months ended June 30, 2010, from $43.7 million for the same period of 2009. The increase was attributable to increases in rates charged to customers in a number of our operating companies.

Other revenues – Other revenues include such items as reconnection charges, initial application service fees, rental revenue collected for others and similar items. For the six months ended June 30, 2010 increased by $3.0 million mainly due to an increase in work for a managed contract as well as rental revenue compared to the same period in the prior year.

Operation and maintenance Operation and maintenance expense increased $30.3 million, or 4.7%, for the six months ended June 30, 2010 compared to the same period in the prior year.

Operation and maintenance expenses for the six months ended June 30, 2010 and 2009, by major expense category, were as follows:

	For the six months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$154,376	$146,188	$8,188	5.6%
Employee-related costs	288,590	265,771	22,819	8.6%
Operating supplies and services	115,222	115,460	(238)	(0.2)%
Maintenance materials and services	74,887	64,005	10,882	17.0%
Customer billing and accounting	24,120	23,999	121	0.5%
Other	18,091	29,576	(11,485)	(38.8)%

Total	$675,286	$644,999	$30,287	4.7%

As is noted in the various expense category commentary below, a major driver of the increase in operations and maintenance expense is higher expenses in our Non-Regulated Businesses associated with our Contracts Operations’ Acquisition and its related reorganization and transitional costs of $20.8 million.

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $8.2 million, or 5.6%, for the six months ended June 30, 2010 compared to the same period in the prior year. Production costs, by major expense type were as follows:

	For the six months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$55,408	$53,392	$2,016	3.8%
Purchased water	51,018	45,201	5,817	12.9%
Chemicals	28,536	31,389	(2,853)	(9.1)%
Waste disposal	19,414	16,206	3,208	19.8%

Total	$154,376	$146,188	$8,188	5.6%

The increase in our fuel and power costs was primarily driven by higher costs in our Non-Regulated Business of $2.8 million, most of which is attributable to our Contract Operations’ Acquisition. The increase in purchased water is primarily associated with our Regulated Businesses and is due to rate increases resulting from higher costs incurred by our suppliers partially offset by a decrease in production volumes. The majority of this purchased water increase is in states which permit us to pass-through this increase to our customers outside of a full rate proceeding. The decrease in chemical costs is primarily attributable to lower chemical costs in our Regulated Businesses as a result of favorable contract pricing. Waste disposal costs increased primarily due to increased rates in one of our Regulated operating companies as well as higher disposal costs attributable to the Contract Operations’ Acquisition.

Employee-related costs including wage and salary, group insurance, and pension expense increased $22.8 million or 8.6%, for the six months ended June 30, 2010, compared to the same period in the prior year. These employee-related costs represented 42.7% and 41.2% of operation and maintenance expenses for the six months ended June 30, 2010 and 2009, respectively.

	For the six months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$211,631	$188,772	$22,859	12.1%
Pensions	24,760	28,300	(3,540)	(12.5)%
Group insurance	39,620	38,710	910	2.4%
Other benefits	12,579	9,989	2,590	25.9%

Total	$288,590	$265,771	$22,819	8.6%

The increase in salaries and wages and other benefits was primarily due to the addition of employees as a result of the Contract Operations’ Acquisition totaling approximately $8.5 million and $2.0 million, respectively. The remainder of the increase was due to merit wage increases, severance expense and increased overtime costs of $3.0 million in certain of our regulated operating companies. Pension expense decreased for the six months ended June 30, 2010 due to a decrease in the amortization of actuarial losses attributable to higher than expected returns on plan assets in 2009. This increase was partially offset by increased pension contributions by certain of our regulated operating companies whose costs are recovered based on Employee Retirement Income Security Act of 1974 (“ERISA”) minimum funding requirements.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the six months ended June 30, 2010, these costs decreased by $0.2 million, or 0.2%, compared to the same period in 2009.

	For the six months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Contracted services	$35,875	$38,864	$(2,989)	(7.7)%
Office supplies and services	33,180	31,215	1,965	6.3%
Transportation	16,394	13,734	2,660	19.4%
Rents	12,532	10,680	1,852	17.3%
Other	17,241	20,967	(3,726)	(17.8)%

Total	$115,222	$115,460	$(238)	(0.2)%

Contracted services decreased for the six months ended June 30, 2010 compared to the same period in 2009. This decrease was primarily due to lower temporary labor expenses due to the filling of vacant positions and a reduction in our legal and accounting expenses as well as lower levels of construction work related to the development market. These decreases were partially offset by increased costs in our Non-Regulated business mainly due to higher contracted costs associated with increased capital improvement revenue from our military contracts as a result of being fully functional at Fort Hood and Fort Polk as well as the addition of Fort Meade and Fort Belvoir. Office supplies and services increased primarily due to costs related to marketing programs for our Homeowner Services Group in addition to our Contract Operations’ Acquisition. The increase in transportation costs was due to higher gasoline prices during the six months ended June 30, 2010 compared to the same period in 2009. Other operating supplies and services decreased due to write-off of $1.0 million for assets deemed not recoverable associated with the final rate case order in our California subsidiary which was included in the six months ended June 30, 2009. Additionally, our Contract Operations Group’s costs were lower than the prior period due to a decrease in materials and supplies associated with construction projects, partially offset by the Contract Operations’ Acquisition.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $10.9 million or by 17.0%, for the six months ended June 30, 2010 compared to the same period in the prior year.

	For the six months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Maintenance services and supplies	$53,389	$43,861	$9,528	21.7%
Removal costs, net	21,498	20,144	1,354	6.7%

Total	$74,887	$64,005	$10,882	17.0%

The Regulated Businesses’ maintenance materials and service costs increased by $4.5 million for the six months ended June 30, 2010. In addition to higher removal costs, tank painting expenses were higher by $1.2 million as well as increased replacement work for one of our subsidiaries. The Non-Regulated Businesses’ expense increased $6.4 million primarily due to an increased customer base for Homeowner Services Group as well as increased maintenance work for one of our contracts in our Contract Operations Group in addition to the higher maintenance expenses associated with the Contract Operations’ Acquisition which accounted for $1.7 million of the increase.

Customer billing and accounting expenses increased by $0.1 million, or 0.5%, for the six months ended June 30, 2010 compared to the same period in the prior year.

	For the six months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Uncollectible accounts expense	$10,472	$11,411	$(939)	(8.2)%
Postage	6,507	6,043	464	7.7%
Other	7,141	6,545	596	9.1%

Total	$24,120	$23,999	$121	0.5%

The decrease in the uncollectible accounts expense was the result of lower uncollectible accounts expense in our Regulated Businesses of $1.1 million due to improved collections in our receivables in excess of 120 days partially offset by increased reserves due to higher revenues.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $11.5 million, or 38.8%, in 2010.

	For the six months ended June 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Insurance	$12,267	$20,592	$(8,325)	(40.4)%
Regulatory expenses	5,824	8,984	(3,160)	(35.2)%

Total	$18,091	$29,576	$(11,485)	(38.8)%

The decrease in insurance expense is primarily due to the positive resolution of prior years’ claims in 2010 compared to 2009. Regulatory expenses decreased due to the inclusion of $3.5 million of expense for the three months ended June 30, 2009 which related to rate case expenses associated with our California subsidiary.

Depreciation and amortization Depreciation and amortization expense increased by $10.6 million, or 7.5%, for the six months ended June 30, 2010 compared to the same period in the prior year as a result of additional utility plant being placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $5.1 million, or 4.9%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase was due to higher gross receipts taxes of $3.4 million, primarily in our New Jersey regulated subsidiary as well as higher payroll taxes of $1.8 million due to increased wages and salaries partially offset by lower property taxes than in the six months ended June 30, 2009.

Impairment charge No impairment charge was recorded for the six months ended June 30, 2010. For the six months ended June 30, 2009, we recorded an impairment charge to goodwill of our Regulated Businesses in the amount of $448.2 million and our Non-regulated Business of $1.8 million. The impairment charge, which was recorded in the first quarter of 2009, was primarily related to the high degree of stock market volatility experienced and the sustained period for which the Company’s market price was below its carrying value.

Other income (expenses) Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $11.8 million, or 8.1%, for the six months ended June 30, 2010 compared to the same period in the prior year. The increase is primarily due to the refinancing of short-term debt with long-term debt during 2009 as well as increased borrowing associated with capital expenditures. As a result of the 2008 market disruptions, the Company’s short-term debt borrowings during the first half of 2009 were higher than usual. During 2009, a significant portion of this debt was refinanced to long-term fixed rate debt whose rates are higher than the short-term rates that existed for the six months ended June 30, 2009. Also, in addition to the increase in interest expense, AFUDC decreased by $3.6 million for the six months ended June 30, 2010 compared to the same period in 2009 as a result of plant being placed into service, primarily in our Arizona and Indiana regulated subsidiaries. Additionally, during the six months ended June 30, 2010 we released the remaining balance of a loss reserve of $1.3 million as a result of the resolution of outstanding issues and uncertainties. Furthermore, other income increased due to joint venture losses of $0.5 million experienced during the three months ended June 30, 2009 as well as the change in market value of Company-held deferred compensation.

Provision for income taxes Our consolidated provision for income taxes increased $23.6 million, or 52.8%, to $68.3 million for the six months ended June 30, 2010. The effective tax rates for the six months ended June 30, 2010 and 2009 were 39.7% and (14.1%) respectively. Included in the 2010 and 2009 income tax expense were tax benefits of $1.4 million and $7.9 million, respectively, attributable to certain discrete items, including the tax effects of the 2009 goodwill impairment charge. The Company’s estimated annual effective tax rate for the six months ended June 30, 2010 was 40.4% compared to 39.4% for 2009, excluding the impact of the various discrete items.

Net income (loss) Net income for the six months ended June 30, 2010 was $103.6 million compared to a net loss of $361.1 million for the six months ended June 30, 2009. The variation between the periods is the result of the aforementioned changes.

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

In order to meet our short-term liquidity needs, we primarily issue commercial paper which is backed by AWCC’s revolving credit facilities. AWCC had $807.2 million available as of July 31, 2010, that we can use to fulfill our short-term liquidity needs, to issue letters of credit and back our $187.3 million outstanding commercial paper. As of July 30, 2010, the Company can issue additional commercial paper of $512.7 million. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position of $163.3 million as of June 30, 2010. We expect to fund future maturities of long-term debt through cash flow from operations, issuance of debt and issuance of equity. Since we continue to make investments equal to or greater than our cash flows from operating activities, we have no plans to reduce debt significantly.

As of June 30, 2010, $10.6 million of variable rate debt was held in the Company’s treasury because no investors were willing to purchase the bonds. On July 27, 2010, this variable rate debt was remarketed as fixed rate bonds with a coupon rate of 5.25% and a maturity date of 2028.

On February 17, 2009, the President signed the American Recovery and Reinvestment Tax Act of 2009 which we refer to as the Act, into law. As a result of the Act, we have applied and will continue, as long as available, to apply for subsidized financing under the Act or other governmental subsidized funds in many of the states where we operate. During the six months ended June 30, 2010, we received 1.2 million related to applications filed in 2009. In addition, we were awarded approximately $9.9 million in low-interest financing from the Pennsylvania Infrastructure Investment Authority (“PENNVEST”). These PENNVEST awards will be used to fund a portion of the Rock Run water treatment plant upgrade, which is expected to begin in the summer of 2010. Also as a result of the Act, we have been awarded $4.8 million in grant monies. To date we have drawn down $2.0 million, leaving $2.8 million to be drawn in the future.

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

Cash flows from operating activities have been a reliable, steady source of cash funding, sufficient to meet operating requirements, our dividend payments and a portion of our capital expenditures requirements. We will seek access to debt and equity capital markets to meet the balance of our capital expenditure requirements as needed. There can be no assurance that we will be able to access such markets successfully on favorable terms or at all. Operating cash flows can be negatively affected by changes in our rate regulatory environments or changes in our customers’ economic outlook and ability to pay for service in a timely manner. We can provide no assurance that our customers’ historical payment pattern will continue in the future. Cash flows from operating activities for the six months ended June 30, 2010 were $297.5 million compared to $228.7 million for the six months ended June 30, 2009.

The following table provides a summary of the major items affecting our cash flows from operating activities for the six months ended June 30, 2010 and 2009:

	For the six months ended June 30,
	2010	2009
	(In thousands)
Net income (loss)	$103,559	$(361,090)
Add (subtract):
Non-cash operating activities (1)	295,016	707,983
Changes in working capital (2)	(40,707)	(63,167)
Pension and postretirement healthcare contributions	(60,359)	(55,018)

Net cash flows provided by operations	$297,509	$228,708

(1)	Includes (gain) loss on sale of businesses, depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, deferred regulatory costs, amortization of deferred charges and other non-cash items, net, less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable (including federal income), other current assets, accounts payable, taxes accrued (including federal income), interest accrued and other current liabilities.

The increase in cash flows from operations for the six months ended June 30, 2010 compared to the same period in 2009 is primarily due to an increase in revenues as well as changes in working capital.

For the six months ended June 30, 2010 and 2009, we made pension and postretirement benefit contributions to the plan trusts amounting to $60.4 million and $55.0 million, respectively. We currently expect to make additional pension contributions of $55.6 million and additional postretirement benefit contributions of $19.4 million for the remainder of 2010.

On July 29, 2010, our California regulated subsidiary received commission approval of a resolution on an advice letter, filed earlier in 2010, which requested recovery of a $3.5 million payment made to the California Department of Fish and Game on behalf of the National Oceanic and Atmospheric Administration. The final resolution granted the recovery of the payment plus interest through a volumetric-based surcharge over a period of eighteen months commencing August 1, 2010 from certain customers in the Monterey district.

Currently, we are in the process of renegotiating our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The current agreement expired on July 31, 2010, however negotiations are scheduled to continue into August. We maintain good relations with our unionized workforce and at this time have no reason to believe that this contract will not be finalized over the coming months. However, management has developed contingency plans that will be implemented as necessary if a work stoppage or strike does occur. Management does not expect that such a work stoppage or strike would have a material adverse impact on our results of operations, financial position or cash flows of the Company.

Cash Flows from Investing Activities

Cash flows used in investing activities were as follows for the periods indicated:

	For the six months ended June 30,
	2010	2009
	(In thousands)
Net capital expenditures	$(327,279)	$(400,174)
Other investing activities, net (1)	(3,947)	43,069

Net cash flows used in investing activities	$(331,226)	$(357,105)

(1)	Includes allowances for other funds used during construction, acquisitions, proceeds from the sale of assets and securities, proceeds from the sale of discontinued operations, removal costs from property, plant and equipment retirements, receivables from affiliates, restricted funds and investment in equity investee.

Cash flows used in investing activities for the six months ended June 30, 2010 and 2009 were $331.2 million and $357.1 million, respectively. Capital expenditures decreased $72.9 million to $327.3 million for the six months ended June 30, 2010 from $400.2 million for the six months ended June 30, 2009 as a result of delayed construction in 2010 due to the severe weather conditions in certain states in which we operate as well as a decrease in water treatment plant expenditures as a number of facilities were under construction in 2009 and had significant expenditures in the first six months of 2009. We estimate that Company-funded capital investment will be approximately $800 million to $1 billion in 2010. Based on current projections for the remainder of 2010, we believe we will be at the lower end of this range. We intend to invest capital prudently to provide essential services to our regulated customer base, while working with regulators in the various states in which we operate to have the opportunity to earn an appropriate rate of return on our investment and a return of our investment.

The change in “Other investing activities” in 2010 is the result of the change in the net restricted funds released attributable primarily to the drawdown of the restricted funds associated with the construction of the Kentucky Water project.

Our infrastructure investment plan consists of both infrastructure renewal programs, where we replace infrastructure as needed; and major capital investment projects, where we construct new water and wastewater treatment and delivery facilities to meet new customer growth and water quality regulations. An integral aspect of our strategy is to seek growth through tuck-ins and other acquisitions which are complementary to our existing business and support the continued geographical diversification and growth of our operations. Generally, acquisitions are funded initially with short-term debt and later refinanced with the proceeds from long-term debt or equity offerings.

Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

On April 25, 2008, the Kentucky Public Service Commission approved Kentucky American Water’s application for a certificate of convenience and necessity to construct a 20.0 million gallon per day treatment plant on the Kentucky River and a 30.6 mile pipeline to meet Central Kentucky’s water supply deficit. Through December 31, 2009, total construction costs amounted to $132.6 million. Included in 2010 are planned capital expenditures of approximately $30 million associated with the construction of the new plant. The Kentucky project is expected to be completed by the fourth quarter of 2010 with an estimated total cost of $162 million.

With respect to our New Jersey subsidiary’s agreement with the City of Trenton, New Jersey (the “City”) to purchase the assets of its outside water system located in four surrounding townships, such purchase agreement was contested in litigation with a group of Trenton residents, and ultimately put to a voter referendum. The resulting outcome of the referendum was that the City retained the ownership of the water system and as a result the agreement to purchase the assets terminated. The $10.1 million escrow deposit, plus accrued interest was returned to us on June 30, 2010. All costs associated with this initiative were expensed as incurred.

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

In the second quarter of 2010, we completed our evaluation of appropriate software solutions and in May 2010, selected SAP AG for our three enterprise-wide systems. Additionally, we have begun the process of selecting a suitable systems integrator and expect a final decision during the second half of 2010. Also, during 2010, we expect to develop our strategy to transfer existing data to new system applications as well as start the system analysis, design and roadmap.

Current estimates indicate that expenditures for the program could total as much as $280 million and span a period of approximately five years. Capital expenditures associated with this initiative are included in the $800 million to $1 billion capital investment spending outlined above.

In addition to the capital expenditures above, we have closed on four acquisitions in the six months of 2010. During the first quarter of 2010, our Pennsylvania subsidiary closed on an acquisition of a regulated water system for an aggregate purchase price of $0.5 million. This acquisition added approximately 500 water customers. During the second quarter of 2010, our Pennsylvania subsidiary acquired the assets of a water system, our Indiana subsidiary acquired a water system and our Missouri subsidiary closed on an acquisition of a regulated wastewater system. The aggregate purchase price for these systems was approximately $1.1 million and will add approximately 600 water and 50 wastewater customers.

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

The following long-term debt was issued in the first six months of 2010:

Company	Type	Interest Rate	Maturity		Amount (In thousands)
American Water Capital Corp.	Private activity bonds and government funded debt – fixed rate	5.38%	2040	a	$26,000
American Water Capital Corp.	Private activity bonds and government funded debt – fixed rate	5.25%	2040	b	25,000
Other subsidiaries	Private activity –fixed rate	0.00%-2.31%	2021-2030	c	1,193

Total issuances					$52,193

Note: Private activity type defined as private activity bonds and government funded debt.

(a)	On June 24, 2010, AWCC closed an offering of $26 million in tax-exempt water facility revenue bonds issued by Owen County, Kentucky. The bonds have a coupon of 5.38% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to repay short-term debt related to the construction of the water treatment and transmission facility located in Owen County, Kentucky, as well as to pay remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility.
(b)	On May 27, 2010, AWCC closed an offering of $25 million in tax-exempt water facility revenue bonds issued by the Illinois Finance Authority. The bonds have a coupon of 5.25% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to fund water facility projects in Champaign, Livingston, Logan, Madison, Peoria, and St. Clair counties in Illinois.
(c)	Proceeds received from various financing/development authorities. The proceeds will be used to fund certain projects

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first six months of 2010:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Senior notes-fixed rate	6.87%	2011	$28,000
Other subsidiaries	Mortgage bonds-fixed rate	7.86%-8.98%	2010-2011	10,186

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Other subsidiaries	Private activity-fixed rate and government funded debt	0.00% - 5.90%	2010-2034	4,112
Other subsidiaries	Mandatory redeemable preferred stock	4.75% - 5.75%	2017-2019	6
Other	Capital leases & other			379

Total retirements & redemptions				$42,683

As previously noted, on July 9, 2010, our New Jersey regulated subsidiary closed on a refunding of four outstanding bond issues totaling $150 million. The new bonds have coupon rates of 5.60%, 5.10% and 4.45% and mature in 2034, 2023 and 2023, respectively. Estimated annual interest expense savings of $1.2 million is expected as a result of this refunding.

In July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million. This interest rate swap agreement effectively converted the interest on $100.0 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. This interest rate swap agreement was designated as a fair value hedge in accordance with authoritative accounting guidance. Subject to market conditions at the time, we would consider entering into additional agreements of this nature in the foreseeable future.

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheets.

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

June 30, 2010
(In thousands)
Commercial paper, net	$234,423
Bank overdraft	31,384

Total short-term debt	$265,807

At June 30, 2010, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
June 30, 2010	$850,000	$807,453	$150,000	$107,453	$234,423	$–

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The current spread over LIBOR is 22.5 basis points and the maximum spread over LIBOR is 55 basis points.

The weighted average interest rate on short-term borrowings for the six months ended June 30, 2010 was approximately 0.40% compared to 0.92% for the six months ended June 30, 2009.

AWCC has entered into a $10.0 million committed revolving line of credit with PNC Bank, N.A which expires on December 31, 2010 unless extended. This line is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on one month LIBOR plus 175 basis points. In addition, there is a fee of 25 basis points charged quarterly on the portion of the commitment that is undrawn. As of July 30, 2010, we had no outstanding borrowings under this revolving line of credit. If this line of credit were not extended beyond its current maturity date of December 31, 2010, AWCC would continue to have access to its $840.0 million unsecured revolving credit facility described below.

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

If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment, however the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will replace a defaulting lender. As of July 31, 2010, AWCC had no outstanding borrowings under its lines of credit, $42.8 million of outstanding letters of credit under this credit facility and $187.3 million of commercial paper outstanding.

Capital Structure

Our capital structure was as follows:

	At June 30, 2010	At December 31, 2009
Common stockholder equity and preferred stock without mandatory redemption rights	42%	42%
Long-term debt and redeemable preferred stock at redemption value	55%	56%
Short-term debt and current portion of long-term debt	3%	2%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our covenants as of June 30, 2010. However our California and Ohio subsidiaries did not meet the interest coverage test of at least 1.5x for the twelve months ended June 30, 2010 under the mortgage indenture and therefore they would be unable to issue new secured debt. Our failure to comply with restrictive covenants under our credit facilities could trigger repayment obligations. Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of June 30, 2010, our ratio was 0.58 and therefore we were in compliance with the ratio.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of June 30, 2010:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

Moody’s rating outlook for both American Water and AWCC is stable.

On July 28, 2010, Standard & Poor’s reaffirmed its ratings.

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

On March 1, 2010, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of February 18, 2010, amounting to $36,679. On June 1, 2010, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of May 18, 2010, amounting to $36,689.

In March 2009 and June 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of February 18, 2009 and May 18, 2009, respectively.

On July 30, 2010, the Company declared a quarterly cash dividend payment of $0.22 per share payable on September 1, 2010 to all shareholders of record as of August 18, 2010.

On March 23, 2010, we announced a dividend reinvestment and direct stock purchase plan which enables stockholders to reinvest cash dividends and purchase additional Company common shares without any brokerage commissions or service charges.

Current Credit Market Position

The Company believes it has sufficient liquidity should there be a disruption of the capital and credit markets. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and credit facilities with $850.0 million in aggregate total commitments from a diversified group of banks. As of July 31, 2010, we had $807.2 million available to fulfill our short-term liquidity needs, to issue letters of credit and back our outstanding commercial paper. As of July 31, 2010, the Company can issue additional commercial paper of $512.7 million which is backed by the credit facilities. The Company closely monitors the financial condition of the financial institutions associated with its credit facilities.

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

Market Risk

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We are exposed to risks from changes in interest rates as a result of our issuance of variable and fixed rate debt and commercial paper. We manage our interest rate exposure by limiting our variable rate exposure and by monitoring the effects of market changes in interest rates. We also have the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, swaptions, and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of June 30, 2010, a hypothetical increase of interest rates by 1% associated with variable-rate debt and commercial paper would result in a $1.2 million decrease in our pre-tax earnings for the year ended December 31, 2010.

As previously noted above, in July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million. This agreement effectively converted the interest on $100.0 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. We entered into this interest rate swap to mitigate interest cost at the parent company relating to debt that was incurred by our prior owners and was not used in any manner to finance the cash needs of our subsidiaries. A hypothetical 1% increase in the interest rates associated with the interest swap agreement would result in a $0.2 million decrease in our pre-tax earnings for the year December 31, 2010. This calculation holds all other variable constant and assumes only the discussed changes in interest rates.

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

We are exposed to credit risk through our water, wastewater and other water-related activities for both our Regulated and Non-Regulated Businesses. Our Regulated Businesses serve residential, commercial, industrial and municipal customers while our Non-Regulated Businesses engage in business activities with developers, government entities and other customers. Our primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the nonpayment of customer accounts receivable balances. Our credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures, such as letters of credit or prepayment arrangements. Our credit portfolio is diversified with no significant customer or industry concentrations. In addition, our Regulated Businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of June 30, 2010 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously reported under Part I, Item 3 “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2009, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2009, other than as described below.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to certain derivative transactions, such as interest rate swap contracts, with financial institutions to hedge against the fair value of our debt. Changes in the fair value of these derivative financial instruments are not cash flow hedges and, thus, are reported in income, and accordingly could materially affect our reported income in any period. In addition, our hedging strategy may not be effective to mitigate adverse effects on our profitability during any period in which interest rates change, and the costs of this hedging strategy may exceed the benefits. Moreover, in the light of current economic uncertainty and for financial institution failures in the recent past, we may be exposed to the risk that our counterparty in a derivative transaction may be unable to perform its obligations as a result of being placed in receivership or otherwise. In the event that a counterparty to a material derivative transaction is unable to perform its obligations thereunder, we may experience material losses that could materially adversely affect our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

*10.1	Credit Agreement, dated as of September 15, 2006, among American Water Capital Corp., the Lenders identified therein and JPMorgan Chase Bank, N.A.

*10.2	2010 Annual Incentive Plan Highlights Brochure

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Form of Stock Unit Grant Agreement for Non-Employee Directors

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 4, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations: (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Water Works Company, Inc.
(Registrant)

August 4, 2010	/s/ Donald L. Correll
(Date)	Donald L. Correll
President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2010	/s/ Ellen C. Wolf
(Date)	Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	Credit Agreement, dated as of September 15, 2006, among American Water Capital Corp., the Lenders identified therein and JPMorgan Chase Bank, N.A.

*10.2	2010 Annual Incentive Plan Highlights Brochure

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Form of Stock Unit Grant Agreement for Non-Employee Directors

*31.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Donald L. Correll, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 4, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations: (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

*	filed herewith.