Form 10-Q
period 2010-09-30
American Water Works Company, Inc.
filed 2010-11-03
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $0.01 par value per share	174,873,174 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,349,819 at September 30 and $3,168,078 at December 31	$10,872,916	$10,523,844
Nonutility property, net of accumulated depreciation of $133,694 at September 30 and $117,245 at December 31	140,431	153,549

Total property, plant and equipment	11,013,347	10,677,393

Current assets
Cash and cash equivalents	23,501	22,256
Restricted funds	99,974	41,020
Utility customer accounts receivable	201,354	149,417
Allowance for uncollectible accounts	(21,182)	(19,035)
Unbilled utility revenues	150,927	130,262
Non-Regulated trade and other receivables, net	81,671	75,086
Income taxes receivable	6,394	17,920
Materials and supplies	31,345	29,521
Other	53,415	52,680

Total current assets	627,399	499,127

Regulatory and other long-term assets
Regulatory assets	1,011,554	952,020
Restricted funds	26,330	20,212
Goodwill	1,250,692	1,250,381
Other	54,353	53,518

Total regulatory and other long-term assets	2,342,929	2,276,131

TOTAL ASSETS	$13,983,675	$13,452,651

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2010	December 31, 2009
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 174,860 and 174,630 shares outstanding at September 30 and December 31, respectively)	$1,749	$1,746
Paid-in-capital	6,151,349	6,140,077
Accumulated deficit	(1,960,806)	(2,076,287)
Accumulated other comprehensive loss	(61,086)	(64,677)

Common stockholders’ equity	4,131,206	4,000,859
Preferred stock without mandatory redemption requirements	4,547	4,557

Total stockholders’ equity	4,135,753	4,005,416

Long-term debt
Long-term debt	5,371,548	5,288,180
Redeemable preferred stock at redemption value	23,802	23,946

Total capitalization	9,531,103	9,317,542

Current liabilities
Short-term debt	181,841	119,497
Current portion of long-term debt	43,984	54,068
Accounts payable	166,388	138,609
Taxes accrued, including income taxes of $0 at September 30 and $1,777 at December 31	57,002	45,552
Interest accrued	103,119	60,128
Other	189,090	189,538

Total current liabilities	741,424	607,392

Regulatory and other long-term liabilities
Advances for construction	617,147	633,509
Deferred income taxes	1,050,293	851,677
Deferred investment tax credits	31,415	32,590
Regulatory liabilities	337,296	322,281
Accrued pension expense	388,876	431,010
Accrued postretirement benefit expense	230,214	236,045
Other	45,575	47,325

Total regulatory and other long-term liabilities	2,700,816	2,554,437

Contributions in aid of construction	1,010,332	973,280
Commitments and contingencies (See Note 9)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$13,983,675	$13,452,651

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues	$786,946	$679,956	$2,046,222	$1,842,866

Operating expenses
Operation and maintenance	378,034	340,862	1,053,320	985,861
Depreciation and amortization	79,431	74,854	232,156	216,939
General taxes	55,316	50,618	164,610	154,814
(Gain) loss on sale of assets	210	(784)	133	(976)
Impairment charge	0	0	0	450,000

Total operating expenses, net	512,991	465,550	1,450,219	1,806,638

Operating income	273,955	214,406	596,003	36,228

Other income (expenses)
Interest, net	(74,858)	(74,124)	(232,307)	(219,791)
Allowance for other funds used during construction	2,586	2,290	7,144	9,208
Allowance for borrowed funds used during construction	1,814	1,674	4,465	5,537
Amortization of debt expense	(1,285)	(2,135)	(3,233)	(5,158)
Other, net	511	(310)	2,508	(605)

Total other income (expenses)	(71,232)	(72,605)	(221,423)	(210,809)

Income (loss) before income taxes	202,723	141,801	374,580	(174,581)
Provision for income taxes	78,609	50,165	146,907	94,873

Net income (loss)	$124,114	$91,636	$227,673	$(269,454)

Other comprehensive income, net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $13 and $7 for the three months ended and $38 and $22 for the nine months ended, respectively	20	11	59	34
Actuarial loss, net of tax of $698 and $958 for the three months ended and $2,094 and $2,874 for the nine months ended, respectively	1,092	1,499	3,276	4,496
Foreign currency translation adjustment	348	503	256	1,377

Other comprehensive income	1,460	2,013	3,591	5,907

Comprehensive income (loss)	$125,574	$93,649	$231,264	$(263,547)

Income (loss) per common share:
Basic	$0.71	$0.52	$1.30	$(1.62)

Diluted	$0.71	$0.52	$1.30	$(1.62)

Average common shares outstanding during the period:
Basic	174,859	174,595	174,785	165,992

Diluted	175,062	174,691	174,919	165,992

Dividends per common share	$0.22	$0.21	$0.64	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$227,673	$(269,454)
Adjustments
Depreciation and amortization	232,156	216,939
Impairment charge	0	450,000
Amortization of removal costs net of salvage	32,225	30,417
Provision for deferred income taxes	175,090	104,373
Amortization of deferred investment tax credits	(1,175)	(1,204)
Provision for losses on utility accounts receivable	16,218	17,791
Allowance for other funds used during construction	(7,144)	(9,208)
Loss (gain) on sale of assets	133	(976)
Pension and non-pension post retirement benefits	67,007	82,246
Other, net	(15,601)	(18,025)
Changes in assets and liabilities
Receivables and unbilled utility revenues	(93,258)	(52,798)
Income taxes receivable	11,526	0
Other current assets	(2,559)	(25,771)
Pension and non-pension post retirement benefit contributions	(110,739)	(90,427)
Accounts payable	(6,548)	(9,123)
Taxes accrued, including income taxes	5,716	13,652
Interest accrued	42,991	44,451
Other current liabilities	13,316	(11,332)

Net cash provided by operating activities	587,027	471,551

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(522,090)	(592,894)
Acquisitions	(1,670)	(650)
Proceeds from sale of assets and securities	150	1,127
Removal costs from property, plant and equipment retirements, net	(28,270)	(20,167)
Net restricted funds released	45,928	87,623
Other	0	(1,250)

Net cash used in investing activities	(505,952)	(526,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	162,541	336,994
Repayment of long-term debt	(196,449)	(176,032)
Net borrowings (repayments) under short-term debt agreements	78,998	(223,375)
Proceeds from issuance of common stock (net of 2009 expenses of $7,824)	0	242,301
Proceeds from employee stock plan issuances and DRIP	3,823	1,583
Advances and contributions for construction, net of refunds of $28,775 and $20,041 at September 30, 2010 and 2009	4,975	13,349
Change in cash overdraft position	(16,654)	(34,354)
Debt issuance costs	(5,089)	(6,713)
Redemption of preferred stock	(150)	(140)
Dividends paid	(111,825)	(100,664)

Net cash (used in) provided by financing activities	(79,830)	52,949

Net increase (decrease) in cash and cash equivalents	1,245	(1,711)
Cash and cash equivalents at beginning of period	22,256	9,542

Cash and cash equivalents at end of period	$23,501	$7,831

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$96,383	$51,267
Non-cash financing activity:
Long-term debt	$111,000	$151,431
Advances and contributions	$21,474	$64,383

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost	Redemption Requirements
Balance at December 31, 2009	174,630	$1,746	$6,140,077	$(2,076,287)	$(64,677)	0	$0	$4,557	$4,005,416
Net income	—	—	—	227,673	—	—	—	—	227,673
Stock-based compensation and DRIP activity, net of expenses of $69	230	3	11,272	(367)	—	0	0	—	10,908
Preferred stock redemption	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income, net of tax of $2,132	—	—	—	—	3,591	—	—	—	3,591
Dividends	—	—	—	(111,825)	—	—	—	—	(111,825)

Balance at September 30, 2010	174,860	$1,749	$6,151,349	$(1,960,806)	$(61,086)	0	$0	$4,547	$4,135,753

Balance at December 31, 2008	160,000	$1,600	$5,888,253	$(1,705,594)	$(82,251)	0	$(7)	$4,557	$4,106,558
Net loss	—	—	—	(269,454)	—	—	—	—	(269,454)
Common stock offering, net of expenses of $7,824	14,500	145	242,156	—	—	—	—	—	242,301
Stock-based compensation activity	100	1	7,362	(208)	—	0	6	—	7,161
Other comprehensive income, net of tax of $2,896	—	—	—	—	5,907	—	—	—	5,907
Dividends	—	—	—	(100,664)	—	—	—	—	(100,664)

Balance at September 30, 2009	174,600	$1,746	$6,137,771	$(2,075,920)	$(76,344)	0	$(1)	$4,557	$3,991,809

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at September 30, 2010, the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2010 and 2009, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Note 2: New Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires new disclosures of (i) the amounts of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers and (ii) information in the reconciliation of recurring Level 3 measurements (those using significant unobservable inputs) about purchases, sales, issuances, and settlements on a gross basis. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements, which does not become effective until interim and annual periods beginning after December 15, 2010. As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance does not have an impact on the Company’s results of operations, financial position or cash flows.

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

Note 3: Goodwill

At September 30, 2010 the Company’s goodwill totaled $1,250,692. The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. The Company concluded no such triggering event occurred during the nine months ended September 30, 2010. Accordingly, no interim review was performed for this period.

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

The following table summarizes the nine-month changes in the Company’s goodwill by reporting unit:

	Regulated Unit		Non-Regulated Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2010	$3,565,913	$(2,443,628)	$235,715	$(107,619)	$3,801,628	$(2,551,247)	$1,250,381
Reclassifications and other activity	36	0	275	0	311	0	311

Balance at September 30, 2010	$3,565,949	$(2,443,628)	$235,990	$(107,619)	$3,801,939	$(2,551,247)	$1,250,692

Balance at January 1, 2009	$3,565,215	$(1,995,380)	$235,549	$(105,867)	$3,800,764	$(2,101,247)	$1,699,517
Impairment losses	0	(448,248)	0	(1,752)	0	(450,000)	(450,000)
Reclassifications and other activity	550	0	0	0	550	0	550

Balance at September 30, 2009	$3,565,765	$(2,443,628)	$235,549	$(107,619)	$3,801,314	$(2,551,247)	$1,250,067

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

Note 4: Stockholders’ Equity

Common Stock

On March 23, 2010, the Company filed a Form S-3 Registration Statement with the SEC to register 5,000 shares of the Company’s common stock issuable under American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. The Company issued 40 shares of common stock with proceeds of $869 during the first nine months of 2010 under the DRIP.

In March and June 2010, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of February 18, 2010 and May 18, 2010, amounting to $36,679 and $36,689, respectively. In September 2010, the Company made a cash dividend payment of $0.22 per share to all common shareholders of record as of August 18, 2010, amounting to $38,457.

In March 2009 and June 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of February 18, 2009 and May 18, 2009, amounting to $32,000 and $32,006, respectively. In September 2009, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of August 18, 2009, amounting to $36,658.

On October 29, 2010, the Company declared a quarterly cash dividend payment of $0.22 per share payable on December 1, 2010 to all shareholders of record as of November 18, 2010.

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of September 30, 2010, a total of 11,723 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operations and maintenance expense in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$1,323	$705	$3,177	$2,536
Restricted stock units	1,551	746	4,437	2,942
Employee stock purchase plan	94	97	265	307

Stock-based compensation in operation and maintenance expense	2,968	1,548	7,879	5,785
Income tax benefit	(1,157)	(604)	(3,073)	(2,257)

After-tax stock-based compensation expense	$1,811	$944	$4,806	$3,528

There were no significant stock-based compensation costs capitalized during the nine months ended September 30, 2010 and 2009, respectively.

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

On August 15, 2010, the Company’s Board of Directors elected a new President and Chief Executive Officer (“CEO”) of the Company. In connection with his election to these offices, the Company’s new CEO was granted 25 non-qualified stock options that cliff vest two years from the date of grant. Additionally, he was granted 53 non-qualified stock options that vest ratably over a three-year period beginning January 1, 2010. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

Also on August 15, 2010, the Company’s former President and Chief Executive Officer resigned as an officer and director of the Company. Pursuant to his resignation, the Company cancelled options to purchase 33 shares of Company stock, accelerated the vesting of 247 options, extended the termination dates of vested options and recognized additional expense related to the modifications that is recorded in operations and maintenance expense in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2010.

The following table presents the weighted average assumptions used in the pricing model for 2010 grants and the resulting weighted average grant date fair value of stock options granted:

Dividend yield	3.83%
Expected volatility	31.77%
Risk-free interest rate	2.14%
Expected life (years)	4.29
Exercise price	$22.01
Grant date fair value	$4.33

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2010, $4,166 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.4 years. The following table summarizes stock option activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	2,724	$21.19
Granted	945	22.01
Cancelled	(459)	21.50
Forfeited or expired	(135)	21.48
Exercised	(64)	21.33

Options outstanding at September 30, 2010	3,011	$21.39	5.00	$5,675

Exercisable at September 30, 2010 (a)	1,048	$21.23	4.27	$2,135

(a)	Includes stock options issued to retired employees

Cash received for stock options exercised during the nine months ended September 30, 2010 was $1,230 and the intrinsic value of the options was $52.

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

On May 7, 2010, the Company granted 19 restricted stock units to non-employee directors under the Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of August 11, 2011 or the participant’s separation from service. The grant date fair value of these restricted stock units was $20.71.

On August 27, 2010, the Company’s new CEO was granted 12 restricted stock units that vest over the period beginning August 27, 2010 and ending December 31, 2010; however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the vesting period. The restricted stock units granted with performance and service conditions are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market and service conditions are valued using a Monte Carlo model.

Also in August 2010, the Company accelerated the vesting of 12 restricted stock units granted in 2008 to the Company’s former CEO. Additionally the Company cancelled 9 restricted stock units granted in 2009 and 2010, the remaining outstanding awards will be subject to the Company’s achievement of internal performance measures and certain market thresholds over the applicable three-year performance periods as if he had remained in the employ of the Company during the entire performance periods. The Company recognized additional expense related to the modifications that is recorded in operations and maintenance expense in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2010.

On September 24, 2010, the Company granted 6 restricted stock units to non-employee directors under the Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of October 15, 2011 or the participant’s separation from service. The grant date fair value of these restricted stock units was $23.49.

The value of restricted stock awards at the date of the grant is amortized through expense over the requisite service period using the straight-line method for the restricted stock units with service and/or performance vesting. The grant date fair value of the restricted stock awards that have (a) market and/or performance and service conditions and (b) vest ratably is amortized through expense over the requisite service period using the graded-vesting method. As of September 30, 2010, $3,474 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 0.8 years.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2010	402	$21.77
Granted	280	23.23
Distributed	(55)	20.68
Cancelled	(60)	21.50
Forfeited	(26)	23.03
Undistributed vested awards	(46)	22.45

Nonvested total at September 30, 2010	495	$22.62

The aggregate intrinsic value of restricted stock units distributed during the nine months ended September 30, 2010 was $1,179, on which the Company recognized an income tax benefit of $14 which has been recorded in the accompanying Consolidated Balance Sheets.

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $367 and $208 to retained earnings during the nine months ended September 30, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of September 30, 2010 there were 1,740 shares of common stock reserved for issuance under the ESPP. During the nine months ended September 30, 2010, the Company issued 92 shares under the ESPP.

Note 5: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity Date	September 30, 2010	December 31, 2009
Long-term debt of American Water Capital Corp. (“AWCC”)
Private activity bonds and government funded debt(a)
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$200,975
Senior notes
Fixed rate	5.39%-10.00%	6.26%	2011-2039	3,087,701	3,115,853
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.53%	2011-2039	1,192,003	1,197,611
Floating rate(b)	0.85%-1.05%	0.91%	2015	8,560	8,560
Mortgage bonds
Fixed rate	5.48%-9.71%	7.48%	2011-2039	744,736	754,966
Mandatory redeemable preferred stock	4.60%-9.75%	8.39%	2013-2036	24,067	24,207
Notes payable and other(c)	4.90%-14.57%	7.50%	2011-2026	6,008	6,561

Long-term debt				5,385,685	5,308,733
Unamortized debt discount, net(d)				50,114	57,461
Fair value adjustment to interest rate hedge				3,535	0

Total long-term debt				$5,439,334	$5,366,194

(a)	As of December 31, 2009, the Company held $10,635 of floating rate debt in its treasury, as it had not been able to re-issue the debt to investors at acceptable interest rates. On July 27, 2010, the Company re-issued this debt as fixed rate of 5.25% due 2028.
(b)	Represents variable rate tax-exempt bonds remarketed for periods up to 270 days. The $8,560 balance is classified as current portion of long-term debt in the accompanying Consolidated Balance Sheets because it was repurchased by the Company during the first quarter of 2009 when no investor was willing to purchase it at market rates. This debt was subsequently remarketed as floating rate debt in the second quarter of 2009.
(c)	Includes capital lease obligations of $5,230 and $5,679 at September 30, 2010 and December 31, 2009, respectively.
(d)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2010:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp. (1)	Private activity bonds and government funded debt – fixed rate	4.85%-5.38%	2028-2040	$121,635
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-5.60%	2021-2034	151,906

Total issuances				$273,541

(1)	Includes $111,000 of proceeds from issuances which are initially kept in Trust, pending the Company’s certification that it has incurred qualifying capital expenditures. These issuances have been presented as a non-cash financing activity on the accompanying Consolidated Statements of Cash Flows. Subsequent release of all or a lesser portion of these funds by the applicable Trust are reflected as the release of restricted funds, and are included in investing activities in the accompanying Consolidated Statement of Cash Flows.

The following long-term debt was retired through optional redemption or payment at maturity during 2010:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes-fixed rate	6.00%-6.87%	2011-2039	$28,152
Other subsidiaries	Private activity bonds and government funded debt-fixed rate	0.00%-6.88%	2010-2036	157,514
Other subsidiaries	Mortgage bond	7.86%-8.98%	2010-2011	10,230
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	140
Other	Capital leases & other			553

Total retirements & redemptions				$196,589

Interest, net includes interest income of approximately $2,531 and $7,450 for the three and nine months ended September 30, 2010, respectively, and $2,404 and $7,366 for the three and nine months ended September 30, 2009, respectively.

On July 12, 2010, the Company entered into an interest rate swap to hedge $100,000 of its 6.085% fixed rate debt maturing 2017. The Company will pay variable interest of six-month LIBOR plus 3.422%. The Company uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure.

At September 30, 2010 and December 31, 2009, the Company had a $100,000 and $0 notional amount variable interest rate swap fair value hedge outstanding, respectively. The following table provides a summary of the derivative fair value balance recorded by the Company as of September 30, 2010 and the line item in the Consolidated Balance Sheet in which such amount is recorded:

	September 30, 2010	December 31, 2009
Balance sheet classification
Regulatory and other long-term assets
Other	$3,228	$0
Long-term debt
Long-term debt	$3,535	$0

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income (loss). The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Gain (Loss) on Swap	Gain (Loss) on Borrowings	Hedge Ineffectiveness
Income Statement Classification	Three Months Ended September 30, 2010	Three Months Ended September 30, 2010	Three Months Ended September 30, 2010
Interest, net	$3,228	$(3,535)	$(307)

	Gain (Loss) on Swap	Gain (Loss) on Borrowings	Hedge Ineffectiveness
Income Statement Classification	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Interest, net	$3,228	$(3,535)	$(307)

On November 1, 2010, a regulated subsidiary of the Company closed on a refinancing of two bond issues of $35,000 and $40,000 with maturity dates in 2029 and 2025 and interest rates of 4.88% and 4.70%, respectively.

Note 6: Short-Term Debt

The components of short-term debt are as follows:

	September 30, 2010	December 31, 2009
Commercial paper, net of $7 and $5 discount, respectively	$163,993	$84,995
Bank overdraft	17,848	34,502

Total short-term debt	$181,841	$119,497

The Company had no outstanding borrowings on its revolving credit line as of September 30, 2010 and December 31, 2009, respectively.

Note 7: Income Taxes

The Company’s estimated annual effective tax rate for the nine months ended September 30, 2010 was 39.7% compared to 39.6% for the nine months ended September 30, 2009, excluding various discrete items including goodwill impairment. The Company’s actual effective tax rates for the three months ended September 30, 2010 and 2009 were 38.8% and 35.4%, respectively. The Company’s actual effective rates for the nine months ended September 30, 2010 and 2009 were 39.2% and (54.3%), respectively.

The 2009 nine month rate reflects the tax effects of goodwill impairments as discrete items as the Company considers these charges as infrequently occurring or unusual.

The Patient Protection and Affordable Care Act (the “PPACA”) became law on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010 became law on March 30, 2010, which makes various amendments to certain aspects of the PPACA (together, the “Acts”). The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the Acts, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012.

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

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic pension benefit cost
Service cost	$7,669	$7,107	$23,006	$21,320
Interest cost	16,901	15,730	50,702	47,189
Expected return on plan assets	(14,189)	(10,556)	(42,564)	(31,668)
Amortization of:
Prior service cost	81	45	242	136
Actuarial loss	4,476	5,992	13,427	17,976

Net periodic pension benefit cost	$14,938	$18,318	$44,813	$54,953

Components of net periodic other postretirement benefit cost
Service cost	$3,665	$3,293	$10,997	$9,879
Interest cost	8,037	7,295	24,112	21,885
Expected return on plan assets	(6,093)	(4,659)	(18,279)	(13,978)
Amortization of:
Transition obligation	43	43	130	130
Prior service (credit) cost	(295)	(296)	(885)	(886)
Actuarial loss	2,040	2,289	6,119	6,866

Net periodic other postretirement benefit cost	$7,397	$7,965	$22,194	$23,896

The Company contributed $81,700 to its defined benefit pension plan in the first nine months of 2010. In October, the Company contributed $14,900 completing 2010 contributions. In addition, the Company contributed $29,039 for the funding of its other postretirement plans in the first nine months of 2010 and expects to contribute $9,680 during the balance of 2010.

Note 9: Commitments and Contingencies

The Company is also routinely involved in legal actions incident to the normal conduct of its business. At September 30, 2010, the Company has accrued approximately $4,300 as probable costs and it is reasonably possible that additional losses could range up to $12,900 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,104,000 at September 30, 2010. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2010 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,243,000 at September 30, 2010. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection and as such the Company periodically becomes subject to environmental claims in the normal course of business. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $6,730 and $7,947 at September 30, 2010 and December 31, 2009, respectively. Included in the balance of the accrual was $6,600 at September 30, 2010 and $7,700 at December 31, 2009 related to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016; the 2010 payment was made in June. The payments will be used to improve habitat conditions for the steelhead trout in the Carmel River Watershed and will end upon a regional desalinization plant becoming operational and the subsidiary’s diversions from the Carmel River coming within permitted limits. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s Regulatory assets at September 30, 2010 include $11,026 related to the NOAA agreement, including an additional $3,500 granted for recovery during the three months ended September 30, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic
Net income (loss)	$124,114	$91,636	$227,673	$(269,454)
Less: Distributed earnings to common shareholders (a)	38,580	36,719	112,155	100,865
Less: Distributed earnings to participating securities	13	4	36	0

Undistributed earnings	85,521	54,913	115,482	(370,319)
Undistributed earnings allocated to common shareholders (b)	85,491	54,907	115,444	(370,319)
Undistributed earnings allocated to participating securities	30	6	38	0

Total income (loss) available to common shareholders, basic (a) + (b)	$124,071	$91,626	$227,599	$(269,454)

Weighted average common shares outstanding, basic	174,859	174,595	174,785	165,992

Basic net income (loss) per common share	$0.71	$0.52	$1.30	$(1.62)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Diluted
Total income (loss) available to common shareholders, basic	$124,071	$91,626	$227,599	$(269,454)
Undistributed earnings allocated to participating securities	30	6	38	0

Total income (loss) available to common shareholders, diluted	$124,101	$91,632	$227,637	$(269,454)

Weighted average common shares outstanding, basic	174,859	174,595	174,785	165,992
Stock-based compensation:
Restricted stock units	183	92	128	0
Stock options	18	0	5	0
Employee stock purchase plan	2	4	1	0

Weighted average common shares outstanding, diluted	175,062	174,691	174,919	165,992

Diluted net income (loss) per commons share	$0.71	$0.52	$1.30	$(1.62)

Options to purchase 1,873 and 2,122 shares of the Company’s common stock were excluded from the calculation of diluted common shares outstanding because they were anti-dilutive for the three-month periods ended September 30, 2010 and 2009, respectively. There were 144 and 83 restricted stock units excluded from the calculation of diluted common shares outstanding for the three months ended September 30, 2010 and 2009, respectively, because certain performance conditions were not satisfied. Additionally 633 stock options were excluded from the three months ended September 30, 2009 diluted common shares outstanding calculation because certain performance conditions were not met. Options to purchase 1,873 shares of the Company’s common stock and 147 restricted stock units were excluded from the calculation of diluted common shares outstanding for the nine months ended September 30, 2010 because they were anti-dilutive. All of the potentially dilutive securities were excluded from the nine months ended September 30, 2009 because they were anti-dilutive.

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

As of September 30, 2010	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,020	$28,503
Long-term debt (excluding capital lease obligations)	5,410,084	6,263,710

As of December 31, 2009	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,164	$26,257
Long-term debt (excluding capital lease obligations)	5,336,351	5,633,384

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2010 and December 31, 2009, respectively:

	At Fair Value as of September 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$126,304	—	—	$126,304
Rabbi trust investments	—	$1,808	—	1,808
Deposits	1,513	—	—	1,513
Mark-to-market derivative asset	—	3,228	—	3,228

Total assets	127,817	5,036	—	132,853

Liabilities:
Deferred compensation obligation	—	8,560	—	8,560

Total liabilities	—	8,560	—	8,560

Total net assets (liabilities)	$127,817	$(3,524)	—	$124,293

	At Fair Value as of December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$61,232	—	—	$61,232
Rabbi trust investments	—	$2,551	—	2,551
Deposits	11,612	—	—	11,612

Total assets	72,844	2,551	—	75,395

Liabilities:
Deferred compensation obligation	—	8,881	—	8,881

Total liabilities	—	8,881	—	8,881

Total net assets (liabilities)	$72,844	$(6,330)	—	$66,514

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

Mark-to-market derivative asset — The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.

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

Non-recurring Fair Value Measurements

As discussed in Note 3, the Company recognized a goodwill impairment charge of $450,000 for the nine months ended September 30, 2009. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 13: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as the Regulated Businesses and Non-Regulated Businesses segments.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended September 30, 2010
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$713,080	$80,310	$(6,444)	$786,946
Depreciation and amortization	72,373	1,854	5,204	79,431
Total operating expenses, net	448,694	71,499	(7,202)	512,991
Adjusted EBIT (1)	264,935	9,157
Total assets	12,186,238	244,394	1,553,043	13,983,675
Capital expenditures	193,540	1,271	0	194,811

	As of or for the Three Months Ended September 30, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$620,999	$65,233	$(6,276)	$679,956
Depreciation and amortization	69,382	1,522	3,950	74,854
Total operating expenses, net	417,568	59,086	(11,104)	465,550
Adjusted EBIT (1)	203,898	6,563
Total assets	11,490,753	242,709	1,612,247	13,345,709
Capital expenditures	191,921	799	0	192,720

	As of or for the Nine Months Ended September 30, 2010
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$1,834,883	$230,153	$(18,814)	$2,046,222
Depreciation and amortization	211,709	5,562	14,885	232,156
Total operating expenses, net	1,263,191	214,285	(27,257)	1,450,219
Adjusted EBIT (1)	573,381	18,504
Total assets	12,186,238	244,394	1,553,043	13,983,675
Capital expenditures	516,598	5,492	0	522,090

	As of or for the Nine Months Ended September 30, 2009
	Regulated	Non-Regulated	Other	Consolidated
Net operating revenues	$1,673,346	$187,029	$(17,509)	$1,842,866
Depreciation and amortization	203,231	4,296	9,412	216,939
Impairment charge	0	0	450,000	450,000
Total operating expenses, net	1,215,511	171,587	419,540	1,806,638
Adjusted EBIT (1)	459,355	16,665
Total assets	11,490,753	242,709	1,612,247	13,345,709
Capital expenditures	589,371	3,523	0	592,894

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to income (loss) before income taxes:

	For the Three Months Ended September 30, 2010
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$264,935	$9,157	$274,092
Add:
Allowance for other funds used during construction	2,586	—	2,586
Allowance for borrowed funds used during construction	1,814	—	1,814
Less:
Interest, net	(61,548)	274	(61,274)
Amortization of debt expense	(1,145)	0	(1,145)

Segments’ income before income taxes	$206,642	$9,431	216,073
Interest, net			(13,584)
Other			234

Income before income taxes			$202,723

	For the Three Months Ended September 30, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$203,898	$6,563	$210,461
Add:
Allowance for other funds used during construction	2,290	—	2,290
Allowance for borrowed funds used during construction	1,674	—	1,674
Less:
Interest, net	(57,710)	690	(57,020)
Amortization of debt expense	(1,995)	0	(1,995)

Segments’ income before income taxes	$148,157	$7,253	155,410
Interest, net			(17,104)
Other			3,495

Income before income taxes			$141,801

	For the Nine Months Ended September 30, 2010
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$573,381	$18,504	$591,885
Add:
Allowance for other funds used during construction	7,144	—	7,144
Allowance for borrowed funds used during construction	4,465	—	4,465
Less:
Interest, net	(185,437)	1,175	(184,262)
Amortization of debt expense	(2,816)	0	(2,816)

Segments’ income before income taxes	$396,737	$19,679	416,416
Interest, net			(48,045)
Other			6,209

Income before income taxes			$374,580

	For the Nine Months Ended September 30, 2009
	Regulated	Non-Regulated	Total Segments
Adjusted EBIT	$459,355	$16,665	$476,020
Add:
Allowance for other funds used during construction	9,208	—	9,208
Allowance for borrowed funds used during construction	5,537	—	5,537
Less:
Interest, net	(171,527)	2,389	(169,138)
Amortization of debt expense	(4,739)	0	(4,739)

Segments’ income before income taxes	$297,834	$19,054	316,888

	For the Nine Months Ended September 30, 2009
	Regulated	Non-Regulated	Total Segments
Impairment charge			(450,000)
Interest, net			(50,653)
Other			9,184

Loss before income taxes			$(174,581)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Financial Results American Water’s net income was $124.1 million for the three months ended September 30, 2010 as compared to net income of $91.6 million for the three months ended September 30, 2009. Diluted earnings per average common share were $0.71 for the three months ended September 30, 2010 compared to $0.52 for the three months ended September 30, 2009.

American Water’s net income was $227.7 million for the nine months ended September 30, 2010 compared to a net loss of $269.5 million for the nine months ended September 30, 2009. The Company recognized goodwill impairment charges, net of tax, of $443.0 million for the nine months ended September 30, 2009. Diluted earnings per average common share was $1.30 for the nine months ended September 30, 2010 compared to a diluted loss of ($1.62) for the nine months ended September 30, 2009.

Revenues for the three months ended September 30, 2010 increased by $107.0 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $92.1 million, which was mainly attributable to rate increases and increased consumption, and an increase in our Non-Regulated Businesses’ revenues of $15.1 million, which was primarily attributable to higher revenues in the Contract Operations Group of $13.2 million. The increase in Contract Operations Group revenues was primarily due to revenues of $9.3 million attributable to our entry into the industrial Operations and Maintenance (“O&M”) market through an acquisition in December of 2009, hereafter referred to as the “ Contract Operations’ Acquisition,” and increased military contract revenues of $8.1 million due to incremental contract work at two military bases as well as new contracts at two additional bases.

Operating expenses for the three months ended September 30, 2010 were $513.0 million compared to $465.6 million for the three months ended September 30, 2009. This $47.4 million increase was primarily driven by increased operating expenses in our Regulated Businesses’ operation and maintenance costs of $23.8 million due to an increase in production and employee costs, increased operating and maintenance expenses in our Non-Regulated Businesses of $10.9 million corresponding to an increase in revenue, higher depreciation expense of $4.6 million and increased general taxes of $4.7 million for the three months ended September 30, 2010 compared to the same period in the prior year.

Income tax expense increased by $28.4 million, which was mainly the result of higher taxable income for the three months ended September 30, 2010.

Revenues for the nine months ended September 30, 2010 increased by $203.4 million compared to the same period in the prior year. This was primarily due to increased revenues in our Regulated Businesses of $161.5 million, which was largely attributable to rate increases and increased consumption, and an increase in our Non-Regulated Businesses revenues of $43.1 million, which was primarily attributable to higher revenues in the Contract Operations Group of $38.6 million. The increase in Contract Operations Group revenues was primarily due to revenues of $30.1 million attributable to the Contract Operations’ Acquisition as well as increased military contract revenues of $15.8 million partially offset by lower O&M and design and build contract revenues. The increase in the military contract revenues was mainly attributable to incremental contract work at two military bases as well as new contracts at two additional bases.

Operating expenses for the nine months ended September 30, 2010 were $1,450.2 million compared to $1,806.6 million for the nine months ended September 30, 2009. Excluding the impairment charge of $450.0 million, all other operating expenses totaled $1,356.6 million for the nine months ended September 30, 2009. The $93.6 million increase from 2009 to 2010 was primarily driven by an increase in our Non-Regulated Businesses of $42.7 million and increased operating expenses in our Regulated Businesses of $47.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in the Non-Regulated Businesses’ operating expenses was primarily the result of higher operating and maintenance expenses of $39.4 million, corresponding with the increased revenue. The Regulated Businesses’ increase in operating expenses was mainly driven by higher operations and maintenance expenses of $30.7 million primarily as a result of increased production and employee related costs, higher depreciation expense of $8.5 million and increased general taxes of $7.8 million.

Other items affecting income (loss) before income taxes for the nine months ended September 30, 2010 as compared to the same period in the prior year include increased interest expense of $12.5 million attributable to the 2009 issuances of long-term debt and decreased allowance for funds used during construction (“AFUDC”) of $3.1 million attributable to construction projects being placed in service in certain of our subsidiaries. Other income was higher compared to 2009 by $3.1 million which was attributable to the release of the remaining balance of a loss reserve of $1.3 million as well as changes in the market value of Company-held deferred compensation. In addition, income tax expense increased by $52.0 million, which was mainly the result of higher taxable income for the nine months ended September 30, 2010. Additionally, the income tax expense included tax benefits of $7.0 million associated with the impairment charge recorded in the nine months ended September 30, 2009

Rate Case Development During the three months ended September 30, 2010, we received authorization for additional annualized revenues from a general rate case in a Virginia subsidiary of $0.6 million and additional annualized revenue of $0.2 million from a general rate increase in Michigan. In addition, new rates which would provide for an additional $25.8 million and $6.9 million of annualized revenues were put into effect under bond subject to refund for our Kentucky and Virginia subsidiaries, respectively. There is no assurance that the bonded amount, or any portion thereof, will be approved. In addition to the above general rate case increases, additional annualized revenues of $3.1 million and $0.2 million resulting from infrastructure charges in our Pennsylvania and New York subsidiaries, respectively, became effective. On February 25, 2010, our New Jersey subsidiary filed a petition with the Board of Public Utilities (“Board”) for approval to recover rates through a surcharge of approximately $3.3 million on an annual basis for an increase in purchased water and sewer treatment cost. On August 4, 2010, the Board authorized the Company to recover in rates a surcharge of approximately $3.1 million on an annual basis for purchased water and sewer treatment costs.

During the three months ended September 30, 2010, we filed one general rate case for our operating subsidiary in Tennessee requesting additional annualized revenues of $10.0 million.

In October 2010, additional annualized revenue of $3.6 million and $5.4 million resulting from infrastructure charges in our Pennsylvania and Indiana subsidiaries, respectively, became effective.

As of October 29, 2010, including the three states for which interim rates are in effect, we were awaiting final orders in nine states requesting additional annualized revenues of $216.7 million. There is no assurance that the filed amount, or any portion thereof, of any requested increases will be granted.

Financing Activities During the nine months ended September 30, 2010, we met our capital resource requirements with internally generated cash as well as funds from external sources primarily through commercial paper borrowings under our credit facilities.

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

Also during the three months ended September 30, 2010, American Water Capital Corp. (“AWCC”) closed on two offerings totaling $60 million. The first offering of $35 million in tax-exempt bonds issued through the State of California Pollution Control Financing Authority was closed on August 18, 2010 and has a coupon rate of 5.25% with a 30-year maturity and a 10-year call option. The proceeds from this bond offering are required to be used to fund specific California-American Water Company projects. The second offering of $25 million in tax-exempt water facility revenue bonds issued through the Indiana Finance Authority was closed on September 16, 2010 and has a coupon rate 4.85% with a 30-year maturity and a 10-year call option. The proceeds from this bond offering are required to be used to fund water facility projects in Indiana-American Water Company’s service territory.

On November 1, 2010, our New Jersey regulated subsidiary closed on a refinancing of two bond issues of $35.0 million and $40.0 million, with original coupon rates of 5.95% and 5.60% and maturity dates of 2029 and 2025, respectively. The two new bond issues of $35.0 million and $40.0 million have interest rates of 4.88% and 4.70% and maturity dates of 2029 and 2025, respectively.

Other Matters

Dividend On March 1, 2010 and June 2, 2010, the Company made cash dividend payments of $0.21 per share to all common shareholders of record as of February 18, 2010 and May 18, 2010, respectively. On September 1, 2010, the Company made a cash dividend payment of $0.22 per share to all common shareholders of record as of August 18, 2010, amounting to $38.5 million.

In March and June of 2009, the Company made cash dividend payments of $0.20 per share to all common shareholders of record as of February 18, 2009 and May 18, 2009, respectively. In September 2009, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of August 18, 2009, amounting to $36.7 million.

On October 29, 2010, the Company declared a quarterly cash dividend payment of $0.22 per share payable on December 1, 2010 to all shareholders of record as of November 18, 2010.

On October 19, 2010, the California Public Utilities Commission issued new rules governing affiliate transactions and the use of regulated utility assets for non tariffed utility services. Potential impacts of the new rules on the Company and California–American Water Company’s operations and relationships with its affiliates are currently under review.

Results of Operations

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

	For the three months ended September 30,		Favorable (Unfavorable) Change
(In thousands, except per share data)	2010	2009
Operating revenues	$786,946	$679,956	$106,990

Operating expenses
Operation and maintenance	378,034	340,862	(37,172)
Depreciation and amortization	79,431	74,854	(4,577)
General taxes	55,316	50,618	(4,698)
(Gain) loss on sale of assets	210	(784)	(994)

Total operating expenses, net	512,991	465,550	(47,441)

Operating income	273,955	214,406	59,549

Other income (expenses)
Interest, net	(74,858)	(74,124)	(734)
Allowance for other funds used during construction	2,586	2,290	296

Allowance for borrowed funds used during construction	1,814	1,674	140
Amortization of debt expense	(1,285)	(2,135)	850
Other, net	511	(310)	821

Total other income (expenses)	(71,232)	(72,605)	1,373

Income before income taxes	202,723	141,801	60,922
Provision for income taxes	78,609	50,165	(28,444)

Net income	$124,114	$91,636	$32,478

Income per common share:
Basic	$0.71	$0.52
Diluted	$0.71	$0.52
Average common shares outstanding during the period:
Basic	174,859	174,595
Diluted	175,062	174,691

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the three months ended September 30,
	2010		2009
	Regulated Businesses	Non-Regulated Businesses	Regulated Businesses	Non-Regulated Businesses
	(In thousands)
Operating revenues	$713,080	$80,310	$620,999	$65,233
Adjusted EBIT(1)	$264,935	$9,157	$203,898	$6,563

(1)	Adjusted EBIT, a non-GAAP measure, is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies. For the reconciliation of Adjusted EBIT, as defined by the Company, to income before income taxes, see Financial Statement Note 13.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers as well as sales to public authorities. The table below details the additional annualized revenues resulting from rate authorizations, including infrastructure charges, which were granted in the third quarter of 2010.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
Kentucky*	$25.8
Virginia*	7.5
Michigan	0.2

Subtotal- General Rate Cases	33.5

Infrastructure Charges:
Pennsylvania	3.1

Subtotal- Infrastructure Charges	3.1

Total	$36.6

*	Rate case not yet finalized; however, new rates were put into effect under bond subject to refund for the total Kentucky amount of $25.8 million and $6.9 million of the Virginia amount. There is no assurance that the bonded amount, or any portion thereof, will be approved.

Operating revenues increased by $107.0 million, or 15.7%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Regulated Businesses’ revenues increased by $92.1 million, or 14.8%, for the three months ended September 30, 2010 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the three months ended September 30, 2010 increased by $15.1 million, or 23.1%, compared to the three months ended September 30, 2009.

The increase in the Regulated Businesses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the third quarter 2010 impact was approximately $52.8 million. Revenues for the three months ended September 30, 2010 increased by approximately $37.6 million due to higher demand as compared to the same period in the prior year. Most of this consumption increase occurred in our regulated subsidiaries in the Mid-Atlantic region of the United States as a result of the warmer/drier weather. Offsetting these increases was a decrease in surcharge and balancing account revenues of $1.6 million.

The increase in revenues from the Non-Regulated Businesses was primarily attributable to higher revenues in our Contract Operations Group totaling $13.2 million as a result of the Contract Operations’ Acquisition which contributed $9.3 million to the increase as well as incremental revenues associated with military construction and O&M projects of $8.1 million partially offset by lower revenues associated with our O&M and design and build contracts.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the three months ended September 30,
	2010		2009 *		2010		2009 *
	Operating Revenues				Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$414,505	58.1%	$353,397	56.9%	65,010	53.4%	60,714	53.6%
Commercial	143,305	20.1%	126,515	20.4%	27,983	23.0%	26,265	23.2%
Industrial	31,431	4.4%	27,955	4.5%	11,876	9.8%	10,149	9.0%
Public and other	84,249	11.8%	74,779	12.0%	16,742	13.8%	16,114	14.2%
Other water revenues	4,972	0.7%	6,820	1.1%	—	—	—	—

Total water revenues	678,462	95.1%	589,466	94.9%	121,611	100.0%	113,242	100.0%

Wastewater service	23,900	3.4%	22,655	3.7%
Other revenues	10,718	1.5%	8,878	1.4%

	$713,080	100.0%	$620,999	100.0%

*	Certain reclassifications have been made between customer classes to conform with 2010 presentation.

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated water sales volumes in gallons by customer class.

Water Services – Water service operating revenues from residential customers for the three months ended September 30, 2010 totaled $414.5 million, a $61.1 million increase, or 17.3%, over the same period of 2009, mainly due to rate increases and an increase in sales volume. The volume of water sold to residential customers increased by 7.1% for the three months ended September 30, 2010 to 65.0 billion gallons, from 60.7 billion gallons for the same period in 2009. We believe this increase is attributable to warmer and drier weather during the quarter primarily in the Mid-Atlantic region of the United States compared to the three months ended September 30, 2009.

Water service operating revenues from commercial water customers for the three months ended September 30, 2010 increased by $16.8 million, or 13.3%, to $143.3 million mainly due to rate increases in addition to an increase in sales volume compared to the same period in 2009. The volume of water sold to commercial customers increased by 6.5% for the three months ended September 30, 2010 to 28.0 billion gallons, from 26.3 billion gallons for the three months ended September 30, 2009.

Water service operating revenues from industrial customers totaled $31.4 million for the three months ended September 30, 2010, an increase of $3.5 million, or 12.4%, from those recorded for the same period of 2009 mainly due to rate increases in addition to an increase in sales volume. The volume of water sold to industrial customers totaled 11.9 billion gallons for the three months ended September 30, 2010, an increase of 17.0% from the 10.1 billion gallons for the three months ended September 30, 2009. We believe this increase to be associated with slight improvements in the economic environment in communities that we serve.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $9.5 million, or 12.7%, for the three months ended September 30, 2010 to $84.2 million compared to the same period in the prior year mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $31.2 million for the three months ended September 30, 2010, an increase of $2.2 million over the same period of 2009. Revenues generated by sales to governmental entities and resale customers for the three months ended September 30, 2010 totaled $53.0 million, an increase of $7.2 million from the three months ended September 30, 2009.

Wastewater services – Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $1.2 million, or 5.5%, to $23.9 million for the three months ended September 30, 2010. The increase was attributable to increases in rates charged to customers in a number of our operating companies.

Other revenues – Other revenues include such items as reconnection charges, initial application service fees, rental revenues, revenue collection services for others and similar items. For the three months ended September 30, 2010, other revenues increased by $1.8 million mainly due to an increase in work for a managed contract as well as rental revenue compared to the same period in the prior year.

Operation and maintenance Operation and maintenance expense increased $37.2 million, or 10.9%, for the three months ended September 30, 2010 compared to the same period in the prior year.

Operation and maintenance expenses for the three months ended September 30, 2010 and 2009, by major expense category, were as follows:

	For the three months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$95,746	$86,673	$9,073	10.5%
Employee-related costs	157,085	139,633	17,452	12.5%
Operating supplies and services	62,937	60,227	2,710	4.5%
Maintenance materials and services	37,270	31,723	5,547	17.5%
Customer billing and accounting	12,909	12,690	219	1.7%
Other	12,087	9,916	2,171	21.9%

Total	$378,034	$340,862	$37,172	10.9%

As is noted in the various expense category commentaries below, a driver of the increase in operations and maintenance expense is higher expenses in our Non-Regulated Businesses associated with the combined effects of our Contract Operations’ Acquisition and its related reorganization and transitional costs totaling $8.5 million.

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $9.1 million, or 10.5%, for the three months ended September 30, 2010 compared to the same period in the prior year. Production costs, by major expense type were as follows:

	For the three months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$33,166	$30,804	$2,362	7.7%
Purchased water	34,618	29,367	5,251	17.9%
Chemicals	19,061	18,130	931	5.1%
Waste disposal	8,901	8,372	529	6.3%

Total	$95,746	$86,673	$9,073	10.5%

Fuel and power costs increased in our Regulated Businesses by $2.1 million primarily due to higher electricity and fuel prices as well as increased production volumes. The increase in purchased water is primarily associated with our Regulated Businesses and is attributable to rate increases resulting from higher costs incurred by our suppliers. The majority of this purchased water increase is in states which permit us to pass-through this increase to our customers outside of a full rate proceeding. The increase in chemical costs is primarily attributable to increased consumption slightly offset by lower chemical costs in our Regulated Businesses as a result of favorable contract pricing.

Employee-related costs including wage and salary, group insurance, and pension expense increased $17.5 million or 12.5% for the three months ended September 30, 2010, compared to the same period in the prior year. These employee-related costs represented 41.6% and 41.0% of operation and maintenance expenses for the three months ended September 30, 2010 and 2009, respectively.

	For the three months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$114,991	$99,778	$15,213	15.2%
Pensions	15,849	13,573	2,276	16.8%
Group insurance	20,647	20,575	72	0.3%
Other benefits	5,598	5,707	(109)	(1.9)%

Total	$157,085	$139,633	$17,452	12.5%

The increase in salaries and wages can be attributed to additional employees as a result of the Contract Operations’ Acquisition, totaling approximately $3.9 million, as well as wage increases, higher incentive compensation, increased severance expenses and increased overtime costs in certain of our regulated operating companies. Pension expense increased for the three months ended September 30, 2010 due to increased pension contributions by certain of our regulated operating companies whose costs are recovered based on Employee Retirement Income Security Act of 1974 (“ERISA”) minimum funding requirements. This increase was partially offset by a decrease in the amortization of actuarial losses attributable to higher than expected returns on plan assets in 2009.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the three months ended September 30, 2010, these costs increased by $2.7 million, or 4.5%, compared to the same period in 2009.

	For the three months ended September 30,
	2010	2009*	Increase (Decrease)	Percentage
	(In thousands)
Contracted services	$23,869	$20,578	$3,291	16.0%
Office supplies and services	16,652	15,855	797	5.0%
Transportation	8,611	8,763	(152)	(1.7)%
Rents	6,149	5,793	356	6.1%
Other	7,656	9,238	(1,582)	(17.1)%

Total	$62,937	$60,227	$2,710	4.5%

* Certain reclassifications have been made between categories in order for 2009 to conform with 2010 presentation.

Contracted services increased for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to increased construction related activity in the Contract Operations Group related to military contracts which corresponds with the increased revenues. Office supplies and services increased primarily due to the Contract Operations’ Acquisition. The decrease in the “Other” category is mainly attributable to the establishment of a regulatory asset for a $3.5 million payment previously made by our California operating company to the California Department of Fish and Game (“CDFG”) on behalf of the National Oceanographic and Atmospheric Administration (“NOAA”) as a result of an advice letter issued by the California Public Utility Commission which now allows for rate recovery of such payment. This reduction was offset by reserves of $1.4 million for costs deemed not recoverable at this time in one of our operating companies as well as increased costs associated with the Contract Operations’ Acquisition.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $5.5 million or by 17.5%, for the three months ended September 30, 2010 compared to the same period in the prior year.

	For the three months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Maintenance services and supplies	$26,543	$21,450	$5,093	23.7%
Removal costs, net	10,727	10,273	454	4.4%

Total	$37,270	$31,723	$5,547	17.5%

The Regulated Businesses’ maintenance materials and service costs increased by $3.7 million for the three months ended September 30, 2010. In addition to higher removal costs, maintenance services and supplies increased due to higher levels of meter testing, pump, tank and well maintenance, and paving costs throughout our regulated subsidiaries. The Non-Regulated Businesses’ expense increased $1.8 million primarily due to increased costs in our Homeowner Services Group, associated with an increase in its customer base.

Customer billing and accounting expenses increased by $0.2 million, or 1.7% for the three months ended September 30, 2010 compared to the same period in the prior year.

	For the three months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Uncollectible accounts expense	$5,884	$5,924	$(40)	(0.7)%
Postage	3,327	3,261	66	2.0%
Other	3,698	3,505	193	5.5%

Total	$12,909	$12,690	$219	1.7%

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $2.2 million, or 21.9%, in 2010.

	For the three months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Insurance	$9,084	$6,904	$2,180	31.6%
Regulatory expenses	3,003	3,012	(9)	(0.3)%

Total	$12,087	$9,916	$2,171	21.9%

The increase in insurance expense is primarily due to favorable claims experience in 2009.

Depreciation and amortization Depreciation and amortization expense increased by $4.6 million, or 6.1%, for the three months ended September 30, 2010 compared to the same period in the prior year as a result of additional utility plant being placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $4.7 million, or 9.3%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was mainly due to higher gross receipts taxes of $1.9 million, primarily in our New Jersey regulated subsidiary. Also contributing to the increase were higher payroll taxes resulting from the increase in salaries and wages as well as increased capital stock and property tax expenses.

Other income (expenses) Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $0.7 million, or 1.0%, for the three months ended September 30, 2010 compared to the same period in the prior year. The increase is primarily due to the refinancing of short-term debt with long-term debt during 2009 as well as increased borrowing associated with capital expenditures. During 2009 a significant portion of this debt was refinanced to long-term fixed rate debt whose rates are higher than the short-term rates that existed for the three months ended September 30, 2009. This increase was offset by the recognition of $3.6 million of the fair value uplift for a debt issuance that was called for early redemption in July 2010.

Provision for income taxes The effective tax rates for the three months ended September 30, 2010 and 2009 were 38.8% and 35.4% respectively. Our consolidated provision for income taxes increased $28.4 million, or 56.7%, to $78.6 million for the three months ended September 30, 2010. The increase is primarily due to the fact that the 2009 effective tax rate included an impact of tax law changes in one of our subsidiaries as well as other discrete items.

Net income Net income for the three months ended September 30, 2010 was $124.1 million compared to a net income of $91.6 million for the three months ended September 30, 2009. The variation between the periods is the result of the aforementioned changes.

Results of Operations

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

	For the nine months ended September 30,		Favorable (Unfavorable) Change
(In thousands, except per share data)	2010	2009
Operating revenues	$2,046,222	$1,842,866	$203,356

Operating expenses
Operation and maintenance	1,053,320	985,861	(67,459)
Depreciation and amortization	232,156	216,939	(15,217)
General taxes	164,610	154,814	(9,796)
Gain (loss) on sale of assets	133	(976)	(1,109)
Impairment charge	0	450,000	450,000

Total operating expenses, net	1,450,219	1,806,638	356,419

Operating income	596,003	36,228	559,775

Other income (expenses)
Interest, net	(232,307)	(219,791)	(12,516)
Allowance for other funds used during construction	7,144	9,208	(2,064)
Allowance for borrowed funds used during construction	4,465	5,537	(1,072)
Amortization of debt expense	(3,233)	(5,158)	1,925
Other, net	2,508	(605)	3,113

Total other income (expenses)	(221,423)	(210,809)	(10,614)

Income (loss) before income taxes	374,580	(174,581)	549,161
Provision for income taxes	146,907	94,873	(52,034)

Net income (loss)	$227,673	$(269,454)	$497,127

Income (loss) per common share:
Basic	$1.30	$(1.62)
Diluted	$1.30	$(1.62)
Average common shares outstanding during the period:
Basic	174,785	165.992
Diluted	174,919	165,992

The following table summarizes certain financial information for our Regulated and Non-Regulated Businesses for the periods indicated (without giving effect to inter-segment eliminations):

	For the nine months ended September 30,
	2010		2009
	Regulated Businesses	Non-Regulated Businesses	Regulated Businesses	Non-Regulated Businesses
	(In thousands)
Operating revenues	$1,834,883	$230,153	$1,673,346	$187,029
Adjusted EBIT(1)	$573,381	$18,504	$459,355	$16,665

(1)	Adjusted EBIT, a non-GAAP measure, is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flow for the periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies. For the reconciliation of Adjusted EBIT, as defined by the Company, to income (loss) before income taxes, see Financial Statement Note 13.

Operating revenues Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers as well as sales to public authorities. The table below details the annualized revenues resulting from rate authorizations, including infrastructure charges, which were granted during the first nine months of 2010.

Annualized Rate Increases Granted
(In millions)
State
General rate case:
Illinois	$40.7
Indiana	31.5
Missouri	24.8
Kentucky*	25.8
California	14.6
Virginia*	7.5
Ohio	2.6
New Mexico	0.5
Michigan	0.2

Subtotal- General Rate Cases	148.2

Infrastructure Charges:
Pennsylvania	4.9
Missouri	3.2
Illinois	0.7
New York	0.4

Subtotal- Infrastructure Charges	9.2

Total	$157.4

*	Rate case not yet finalized; however, new rates were put into effect under bond subject to refund for the total Kentucky amount of $25.8 million and $6.9 million of the Virginia amount. There is no assurance that the bonded amount, or any portion thereof, will be approved.

Our results of operations are significantly impacted by rates authorized by the state regulatory commissions in the states in which we operate. Operating revenues increased by $203.4 million, or 11.0%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Regulated Businesses’ revenues increased by $161.5 million, or 9.7%, for the nine months ended September 30, 2010 compared to the same period in the prior year. The Non-Regulated Businesses’ revenues for the nine months ended September 30, 2010 increased by $43.1 million, or 23.1%, compared to the nine months ended September 30, 2009.

The increase in revenues from the Regulated Businesses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the year-to-date 2010 impact was approximately $107.7 million. In addition, for the nine months ended September 30, 2010, surcharge and balancing account revenues increased by $3.8 million and sewer and fire service revenues increased by $2.0 million compared to the same period in the prior year. Revenues for the nine months ended September 30, 2010 increased by approximately $41.1 million due to higher demand as compared to the same period in the prior year, mainly due to increased volumes in our subsidiaries in the Mid-Atlantic region of the United States.

The net increase in revenues from the Non-Regulated Businesses was primarily attributable to an increase in Contract Operations Group revenues primarily due to higher revenues totaling $30.1 million resulting from the Contract Operations’ Acquisition as well as incremental revenues associated with military construction and O&M projects of $15.8 million as a result of being fully operational at Fort Hood and Fort Polk and the addition of Fort Meade and Fort Belvoir contracts. These increases were partially offset by lower revenues associated with our O&M and design and build contracts. In addition, our Homeowner Services Group revenues increased by $4.2 million mainly as a result of increased product penetration within its existing customer base.

The following table sets forth the percentage of Regulated Businesses’ revenues and water sales volume by customer class:

	For the nine months ended September 30,
	2010		2009 *		2010		2009*
	Operating Revenues				Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$1,050,833	57.3%	$958,263	57.3%	156,493	52.6%	154,150	53.3%
Commercial	356,619	19.4%	326,242	19.5%	67,046	22.6%	65,149	22.5%
Industrial	85,451	4.7%	76,402	4.5%	30,822	10.4%	27,404	9.5%
Public and other	223,417	12.2%	205,651	12.3%	42,960	14.4%	42,430	14.7%
Other water revenues	19,741	1.1%	16,805	1.0%	—	—	—	—

Total water revenues	1,736,061	94.7%	1,583,363	94.6%	297,321	100.0%	289,133	100.0%

Wastewater service	70,372	3.8%	66,397	4.0%
Other revenues	28,450	1.5%	23,586	1.4%

	$1,834,883	100.0%	$1,673,346	100.0%

*	Certain reclassifications have been made between customer classes to conform with 2010 presentation.

The following discussion related to water services indicates the increase in the Regulated Businesses’ revenues and associated water sales volumes in gallons by customer class.

Water Services – Water service operating revenues from residential customers for the nine months ended September 30, 2010 totaled $1,050.8 million, a $92.6 million increase, or 9.7%, over the same period of 2009, mainly due to rate increases and an increase in sales volume. The volume of water sold to residential customers increased by 1.5% for the nine months ended September 30, 2010 to 156.5 billion gallons, from 154.2 billion gallons for the same period in 2009. We believe this increase is attributable to warmer and drier weather in the Mid-Atlantic region of the United States primarily in the third quarter of 2010 compared to the same period in the prior year.

Water service operating revenues from commercial water customers for the nine months ended September 30, 2010 increased by $30.4 million, or 9.3%, to $356.6 million, mainly due to rate increases in addition to an increase in sales volume compared to the same period in 2009. The volume of water sold to commercial customers increased by 2.9% for the nine months ended September 30, 2010, to 67.0 billion gallons, from 65.1 billion gallons for the nine months ended September 30, 2009.

Water service operating revenues from industrial customers totaled $85.5 million for the nine months ended September 30, 2010, an increase of $9.0 million, or 11.8%, from those recorded for the same period of 2009 mainly due to rate increases in addition to an increase in sales volume. The volume of water sold to industrial customers totaled 30.8 billion gallons for the nine months ended September 30, 2010, an increase of 12.5% from the 27.4 billion gallons for the nine months ended September 30, 2009.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $17.8 million, or 8.6%, for the nine months ended September 30, 2010 to $223.4 million from $205.7 million in the same period in 2009 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $90.0 million for the nine months ended September 30, 2010, an increase of $5.3 million over the same period of 2009. Revenues generated by sales to governmental entities and resale customers for the nine months ended September 30, 2010 totaled $133.4 million, an increase of $12.5 million from the nine months ended September 30, 2009.

Wastewater services – Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $4.0 million, or 6.0%, to $70.4 million for the nine months ended September 30, 2010, from $66.4 million for the same period of 2009. The increase was attributable to increases in rates charged to customers in a number of our operating companies.

Other revenues – Other revenues include such items as reconnection charges, initial application service fees, rental revenues, revenue collection services for others and similar items. For the nine months ended September 30, 2010, these revenues increased by $4.9 million mainly due to an increase in work for a managed contract as well as rental revenue compared to the same period in the prior year.

Operation and maintenance Operation and maintenance expense increased $67.5 million, or 6.8%, for the nine months ended September 30, 2010 compared to the same period in the prior year.

Operation and maintenance expenses for the nine months ended September 30, 2010 and 2009, by major expense category, were as follows:

	For the nine months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$250,122	$232,861	$17,261	7.4%
Employee-related costs	445,675	405,404	40,271	9.9%
Operating supplies and services	178,159	175,687	2,472	1.4%
Maintenance materials and services	112,157	95,728	16,429	17.2%
Customer billing and accounting	37,029	36,689	340	0.9%
Other	30,178	39,492	(9,314)	(23.6)%

Total	$1,053,320	$985,861	$67,459	6.8%

As is noted in the various expense category commentaries below, a major driver of the increase in operations and maintenance expense is higher expenses in our Non-Regulated Businesses associated with the combined effects of our Contracts Operations’ Acquisition and its related reorganization and transitional costs of $29.3 million.

Production costs, including fuel and power, purchased water, chemicals and waste disposal increased by $17.3 million, or 7.4%, for the nine months ended September 30, 2010 compared to the same period in the prior year. Production costs, by major expense type were as follows:

	For the nine months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$88,574	$84,196	$4,378	5.2%
Purchased water	85,636	74,568	11,068	14.8%
Chemicals	47,597	49,519	(1,922)	(3.9)%
Waste disposal	28,315	24,578	3,737	15.2%

Total	$250,122	$232,861	$17,261	7.4%

The increase in our fuel and power costs was primarily driven by higher costs in our Non-Regulated Business of $3.0 million, most of which is attributable to our Contract Operations’ Acquisition. Fuel and power costs increased in the Regulated Business by $1.4 million primarily corresponding with the increase in usage. The increase in purchased water, which is primarily associated with our Regulated Businesses, is due to rate increases resulting from higher costs incurred by our suppliers. The majority of this purchased water increase is in states which permit us to pass-through this increase to our customers outside of a full rate proceeding. The decrease in chemical costs is primarily attributable to lower chemical costs in our Regulated Businesses as a result of favorable contract pricing. Waste disposal costs increased primarily due to increased rates in one of our Regulated operating companies as well as higher disposal costs attributable to the Contract Operations’ Acquisition, which accounted for $1.6 million of the increase.

Employee-related costs including wage and salary, group insurance, and pension expense increased $40.3 million, or 9.9%, for the nine months ended September 30, 2010, compared to the same period in the prior year. These employee-related costs represented 42.3% and 41.1% of operation and maintenance expenses for the nine months ended September 30, 2010 and 2009, respectively.

	For the nine months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$326,622	$288,550	$38,072	13.2%
Pensions	40,609	41,873	(1,264)	(3.0)%
Group insurance	60,267	59,285	982	1.7%
Other benefits	18,177	15,696	2,481	15.8%

Total	$445,675	$405,404	$40,271	9.9%

The increase in salaries and wages and other benefits was primarily due to the addition of employees as a result of the Contract Operations’ Acquisition totaling approximately $12.3 million and $2.2 million, respectively. The remainder of the increase in salaries and wages was due to wage increases, higher incentive compensation and severance expense as well as increased overtime costs of $3.9 million in certain of our regulated operating companies. Pension expense decreased for the nine months ended September 30, 2010 due to a decrease in the amortization of actuarial losses attributable to higher than expected returns on plan assets in 2009. This increase was partially offset by increased pension contributions by certain of our regulated operating companies whose costs are recovered based on Employee Retirement Income Security Act of 1974 (“ERISA”) minimum funding requirements.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For the nine months ended September 30, 2010, these costs increased by $2.5 million, or 1.4%, compared to the same period in 2009.

	For the nine months ended September 30,
	2010	2009*	Increase (Decrease)	Percentage
	(In thousands)
Contracted services	$59,744	$59,442	$302	0.5%
Office supplies and services	50,998	47,565	3,433	7.2%
Transportation	25,005	22,497	2,508	11.1%
Rents	18,681	16,473	2,208	13.4%
Other	23,731	29,710	(5,979)	(20.1)%

Total	$178,159	$175,687	$2,472	1.4%

*	Certain reclassifications have been made between categories in order for 2009 to conform with 2010 presentation.

Contracted services increased slightly for the nine months ended September 30, 2010 compared to the same period in 2009 due to increased construction activity in the Contract Operations Group related to military contracts. Offsetting this increase was lower temporary labor expenses due to the filling of vacant positions and a reduction in our legal and accounting expenses. Office supplies and services increased primarily due to costs related to marketing programs for our Homeowner Services Group in addition to our Contract Operations’ Acquisition. The increase in transportation costs was due to higher gasoline prices during the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in the “Other” category is primarily due to the aforementioned advice letter approval for rate recovery of a $3.5 million payment to the CDFG on behalf of NOAA in the third quarter of 2010.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $16.4 million, or by 17.2%, for the nine months ended September 30, 2010 compared to the same period in the prior year.

	For the nine months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Maintenance services and supplies	$79,932	$65,311	$14,621	22.4%
Removal costs, net	32,225	30,417	1,808	5.9%

Total	$112,157	$95,728	$16,429	17.2%

The Regulated Businesses’ maintenance materials and service costs increased by $8.2 million for the nine months ended September 30, 2010. In addition to higher removal costs, tank painting expenses for our New Jersey subsidiary were higher by $1.5 million. The remaining increase for the Regulated Business was due to higher levels of meter testing, pump, tank and well maintenance, and paving costs throughout our regulated subsidiaries. The Non-Regulated Businesses’ expense increased $8.2 million primarily due to an increased cost for Homeowner Services Group of $2.6 million associated with an increase in its customer base, higher maintenance expenses in the Contract Operations Group including increased cost associated with the Contract Operations’ Acquisition of $2.4 million and our military contracts resulting from incremental construction projects and growth mainly related to the Fort Meade and Fort Belvoir locations.

Customer billing and accounting expenses increased by $0.3 million, or 0.9%, for the nine months ended September 30, 2010 compared to the same period in the prior year.

	For the nine months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Uncollectible accounts expense	$16,356	$17,337	$(981)	(5.7)%
Postage	9,834	9,304	530	5.7%
Other	10,839	10,048	791	7.9%

Total	$37,029	$36,689	$340	0.9%

The decrease in the uncollectible accounts expense was the result of lower uncollectible accounts expense in our Regulated Businesses of $1.0 million due to improved collections in our receivables in excess of 120 days partially offset by increased reserves due to higher revenues.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $9.3 million, or 23.6%, in 2010.

	For the nine months ended September 30,
	2010	2009	Increase (Decrease)	Percentage
	(In thousands)
Insurance	$21,351	$27,496	$(6,145)	(22.3)%
Regulatory expenses	8,827	11,996	(3,169)	(26.4)%

Total	$30,178	$39,492	$(9,314)	(23.6)%

The decrease in insurance expense is primarily due to the positive resolution of prior years’ claims in 2010 compared to 2009. Regulatory expenses decreased due to the inclusion of $3.5 million of expense for the nine months ended September 30, 2009 which related to rate case expenses associated with our California subsidiary.

Depreciation and amortization Depreciation and amortization expense increased by $15.2 million, or 7.0%, for the nine months ended September 30, 2010 compared to the same period in the prior year as a result of additional utility plant being placed in service.

General taxes General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by 9.8 million, or 6.3%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was due to higher gross receipts taxes of $5.6 million, primarily in our New Jersey regulated subsidiary and higher payroll taxes of $2.6 million resulting from increased wages and salaries for the nine months ended September 30, 2009 compared to the same period in the prior year.

Impairment charge No impairment charge was recorded for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, we recorded an impairment charge to goodwill of our Regulated Businesses in the amount of $448.2 million and our Non-regulated Business of $1.8 million. The impairment charge, which was recorded in the first quarter of 2009, was primarily related to the high degree of stock market volatility experienced and the sustained period for which the Company’s market price was below its carrying value.

Other income (expenses) Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $12.5 million, or 5.7%, for the nine months ended September 30, 2010 compared to the same period in 2009. The increase is primarily due to the refinancing of short-term debt with long-term debt during 2009 as well as increased borrowing associated with capital expenditures. As a result of the 2008 market disruptions, the Company’s short-term debt borrowings during the first half of 2009 were higher than usual. During 2009, a significant portion of this debt was refinanced to long-term fixed rate debt whose rates are higher than the short-term rates that existed for the nine months ended September 30, 2009. Partially offsetting this increase was the recognition of $3.6 million of fair value uplift for a debt issuance that was called for early redemption in September 2010. Also, in addition to the increase in interest expense, AFUDC decreased by $3.1 million for the nine months ended September 30, 2010 compared to the same period in 2009 as a result of plant being placed into service, primarily in our Arizona and Indiana regulated subsidiaries. Furthermore, other income increased due to increased joint venture income and changes in the market value of Company-held deferred compensation. Other income (expense) also reflects the release of the remaining balance of a loss reserve of $1.3 million as a result of the resolution of outstanding issues and uncertainties that occurred during the nine months ended September 30, 2010.

Provision for income taxes Our consolidated provision for income taxes increased $52.0 million, or 54.8%, to $146.9 million for the nine months ended September 30, 2010. The effective tax rates for the nine months ended September 30, 2010 and 2009 were 39.2% and (54.3%) respectively. Included in the 2010 and 2009 income tax expense were tax benefits of $1.6 million and $14.2 million, respectively, attributable to certain discrete items, including the tax effects of the 2009 goodwill impairment charge. The Company’s estimated annual effective tax rate for the nine months ended September 30, 2010 was 39.7% compared to 39.6% for 2009, excluding the impact of the various discrete items.

Net income (loss) Net income for the nine months ended September 30, 2010 was $227.7 million compared to a net loss of $269.5 million for the nine months ended September 30, 2009. The variation between the periods is the result of the aforementioned changes.

Liquidity and Capital Resources

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures. Our business is very capital intensive and requires significant capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, we obtain additional funds from external sources in the debt and equity capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facilities with aggregate bank commitments of $850.0 million. We rely on these revolving credit facilities and the capital markets to fulfill our short-term liquidity needs, to issue letters of credit and to back our commercial paper program. Disruptions in the credit markets may discourage lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. See the “Credit Facilities and Short-Term Debt” section below for further discussion.

In order to meet our short-term liquidity needs, we primarily issue commercial paper which is backed by AWCC’s revolving credit facilities. AWCC had $814.0 million available as of October 29, 2010, that we can use to fulfill our short-term liquidity needs, to issue letters of credit and back our $135.6 million outstanding commercial paper. As of October 29, 2010, the Company can issue additional commercial paper of $564.4 million. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. As a result of these factors, our working capital, defined as current assets less current liabilities, was in a net deficit position of $114.0 million as of September 30, 2010. We expect to fund future maturities of long-term debt through cash flow from operations, issuance of debt and issuance of equity. Since we continue to make investments equal to or greater than our cash flows from operating activities, we have no plans to reduce debt significantly.

On February 17, 2009, the American Recovery and Reinvestment Tax Act of 2009, which we refer to as the Act, became law. As a result of the Act, we have applied and will continue, as long as available, to apply for subsidized financing under the Act or other governmental subsidized funds in many of the states where we operate. During the nine months ended September 30, 2010, we received $5.5 million in grants and loans of $3.5 million and $2.0 million, respectively, related to applications filed in 2009. To date we have drawn down $6.5 million in grants and loans, leaving $2.3 million to be drawn in the future. In addition, we were awarded approximately $11.4 million in low-interest financing from the Pennsylvania Infrastructure Investment Authority (“PENNVEST”). These PENNVEST awards will be used to fund a portion of the Rock Run water treatment plant upgrade as well as other specified projects. Also during the three months ended September 30, 2010, we had draws of $0.3 million from a low interest loan through the Ohio State Revolving Loan Authority, bringing the total draws on that loan to date to $1.3 million. Lastly, in 2010, NJAWC applied for $21.0 million of funds through the New Jersey Environmental Infrastructure Trust. As of October 29, 2010, $1.5 million has been awarded, but no funds have been received.

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

Cash flows from operating activities have been a reliable, steady source of cash funding, sufficient to meet operating requirements, our dividend payments and a portion of our capital expenditures requirements. We will seek access to debt and equity capital markets to meet the balance of our capital expenditure requirements as needed. There can be no assurance that we will be able to access such markets successfully on favorable terms or at all. Operating cash flows can be negatively affected by changes in our rate regulated environments or changes in our customers’ economic outlook and ability to pay for service in a timely manner. We can provide no assurance that our customers’ historical payment pattern will continue in the future. Cash flows from operating activities for the nine months ended September 30, 2010 were $587.0 million compared to $471.6 million for the nine months ended September 30, 2009.

The following table provides a summary of the major items affecting our cash flows from operating activities for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
	2010	2009
	(In thousands)
Net income (loss)	$227,673	$(269,454)
Add (subtract):
Non-cash operating activities (1)	498,909	872,353
Changes in working capital (2)	(28,816)	(40,921)
Pension and postretirement healthcare contributions	(110,739)	(90,427)

Net cash flows provided by operations	$587,027	$471,551

(1)	Includes (gain) loss on sale of businesses, depreciation and amortization, impairment charges, removal costs net of salvage, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, deferred regulatory costs, amortization of deferred charges and other non-cash items, net, less pension and postretirement healthcare contributions.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable (including federal income), other current assets, accounts payable, taxes accrued (including federal income), interest accrued and other current liabilities.

The increase in cash flows from operations for the nine months ended September 30, 2010 compared to the same period in 2009 is primarily due to an increase in revenues.

For the nine months ended September 30, 2010 and 2009, we made pension and postretirement benefit contributions to the plan trusts amounting to $81.7 million and $29.0 million, respectively. In October 2010, we made our final pension contribution for 2010 in the amount of $14.9 million. We currently expect to make additional postretirement benefit contributions of $9.7 million for the remainder of 2010.

Currently, we are at an impasse in negotiations of our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The current agreement expired on July 31, 2010, however negotiations have not produced a new agreement. The Company has begun to implement our “last best and final offer in order not to disrupt health care coverage for our employees. At this time, we don’t believe that this circumstance will result in a system wide work stoppage. However, management has developed contingency plans that will be implemented as necessary if a work stoppage or strike does occur. Management does not expect that such a work stoppage or strike would have a material adverse impact on our results of operations, financial position or cash flows of the Company.

Cash Flows from Investing Activities

Cash flows used in investing activities were as follows for the periods indicated:

	For the nine months ended September 30,
	2010	2009
	(In thousands)
Net capital expenditures	$(522,090)	$(592,894)
Other investing activities, net (1)	16,138	66,683

Net cash flows used in investing activities	$(505,952)	$(526,211)

(1)	Includes allowances for other funds used during construction, acquisitions, proceeds from the sale of assets and securities, proceeds from the sale of discontinued operations, removal costs from property, plant and equipment retirements, receivables from affiliates, restricted funds and investment in equity investee.

Cash flows used in investing activities for the nine months ended September 30, 2010 and 2009 were $506.0 million and $526.2 million, respectively. Capital expenditures decreased $70.8 million to $522.1 million for the nine months ended September 30, 2010 from $592.9 million for the nine months ended September 30, 2009. This decrease was the result of delayed construction in 2010, due to the severe weather conditions in certain states in which we operate in the first quarter of 2010 as well as a decrease in water treatment plant expenditures, as a number of facilities were under construction in 2009 and had significant expenditures. We estimate that Company-funded capital investment will be approximately $800 million to $1 billion in 2010. Based on current projections for the remainder of 2010, we believe we will be at the lower end of this range. We intend to invest capital prudently to provide essential services to our regulated customer base, while working with regulators in the various states in which we operate to have the opportunity to earn an appropriate rate of return on our investment and a return of our investment.

The change in “Other investing activities” in 2010 is the result of the change in the net restricted funds released attributable primarily to the drawdown of the restricted funds by our Kentucky and Pennsylvania operating companies.

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

In 2008, the Kentucky Public Service Commission approved Kentucky American Water’s application for a certificate of convenience and necessity to construct a 20.0 million gallon per day treatment plant on the Kentucky River and a 30.6 mile pipeline to meet Central Kentucky’s water supply deficit with total estimated construction costs of $164 million. Projects costs amounting to $162 million were placed in service during September 2010.

In regards to our business transformation initiative to enhance existing processes and upgrade supporting outdated systems, in the second quarter of 2010, we completed our evaluation of appropriate software solutions and selected SAP AG for our enterprise-wide system. Additionally, in October 2010, we selected a nationally recognized system integrator with experience in both SAP and large system implementations. For the remainder of 2010, we expect to work with the system integrator to analyze our business requirements and align them with the SAP supporting applications.

Current estimates indicate that costs for the program could total up to $280 million. The current goal is to have all applications implemented by the end of 2014. Any capital expenditures associated with this initiative are included in the $800 million to $1 billion capital investment spending outlined above.

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

The following long-term debt was issued in the first nine months of 2010:

Company	Type	Interest Rate	Maturity	Use of Proceeds	Amount (In thousands)
American Water Capital Corp.	Private activity bonds and government funded debt – fixed rate	5.38%	2040	a	$26,000
American Water Capital Corp.	Private activity bonds and government funded debt – fixed rate	5.25%	2040	b	25,000
American Water Capital Corp.	Private activity bonds and government funded debt – fixed rate	5.25%	2040	c	35,000
American Water Capital Corp.	Private activity bonds and government funded debt – fixed rate	4.85%	2040	d	25,000
American Water Capital Corp.	Private activity bonds and government funded debt – fixed rate	5.25%	2028	e	10,635
Other subsidiaries	Private activity – fixed rate	4.45% - 5.60%	2023-2034	f	150,000
Other subsidiaries	Private activity – fixed rate	0.00% - 2.31%	2021-2030	g	1,906

Total issuances					$273,541

Note: Private activity type defined as private activity bonds and government funded debt.

(a)	On June 24, 2010, AWCC closed an offering of $26 million in tax-exempt water facility revenue bonds issued by Owen County, Kentucky. The bonds have a coupon rate of 5.38% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to repay short-term debt related to the construction of the water treatment and transmission facility located in Owen County, Kentucky, as well as to pay remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility.
(b)	On May 27, 2010, AWCC closed an offering of $25 million in tax-exempt water facility revenue bonds issued by the Illinois Finance Authority. The bonds have a coupon rate of 5.25% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to fund water facility projects in Champaign, Livingston, Logan, Madison, Peoria, and St. Clair counties in Illinois.
(c)	On August 18, 2010, AWCC closed an offering of $35 million in tax-exempt bonds issued through the State of California Pollution Control Financing Authority. The bonds have a coupon rate of 5.25% with a 30-year maturity and a 10-year call option. The proceeds from bond offering will be used to fund specific California-American Water Company projects.
(d)	On September 16, 2010, AWCC closed an offering of $25 million in tax-exempt water facility revenue bonds issued through the Indiana Finance Authority. The bonds have a coupon rate of 4.85% with a 30-year maturity and a 10-year call option. The proceeds from the bonds will be used to fund a water facility project in Indiana-American Water Company’s service territory.
(e)	Represents $10.6 million of variable rate debt that was held in the Company’s treasury at June 30, 2010 because no investors were willing to purchase the bonds. On July 27, 2010, this variable rate debt was remarketed as fixed rate bonds with a coupon rate of 5.25% and a maturity date of 2028.
(f)	On July 9, 2010, our operating subsidiary, New Jersey American-Water Company, Inc. (NJAWC), closed on a refunding of four outstanding bonds issuances. To accomplish this refunding, the New Jersey Economic Development Authority issued three new services of bonds on behalf of NJAWC. The new bonds have coupon rates of 5.60%, 5.10% and 4.45% and maturities of 2034, 2023 and 2023, respectively.
(g)	Proceeds received from various financing/development authorities. The proceeds will be used to fund certain projects

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first nine months of 2010:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Senior notes-fixed rate	6.00% - 6.87%	2011-2039	$28,152
Other subsidiaries	Mortgage bonds-fixed rate	7.86% - 8.98%	2010-2011	10,230
Other subsidiaries	Private activity-fixed rate and government funded debt	0.00% - 6.88%	2010-2036	157,514
Other subsidiaries	Mandatory redeemable preferred stock	4.60% - 6.00%	2013-2019	140
Other	Capital leases & other			553

Total retirements & redemptions				$196,589

As previously noted, on July 9, 2010, our New Jersey regulated subsidiary closed on a refunding of four outstanding bond issues totaling $150 million. The new bonds have coupon rates of 5.60%, 5.10% and 4.45% and mature in 2034, 2023 and 2023, respectively. Estimated annual interest expense savings of $1.2 million are expected as a result of this refunding and has been taken into consideration during the on-going negotiations in connection with the current outstanding rate case.

In July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million. This interest rate swap agreement effectively converted the interest on $100.0 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. This interest rate swap agreement was designated as a fair value hedge in accordance with authoritative accounting guidance. Subject to market conditions at the time, we would consider entering into additional agreements of this nature in the foreseeable future. For the three and nine months ended September 30, 2010, the net impact of the interest rate swap, including the hedge ineffectiveness portion, reduced interest expense by $0.2 million.

As previously noted, on November 1, 2010, our New Jersey regulated subsidiary closed on refinancing of two outstanding bond issues totaling $75.0 million. The new bonds have interest rates of 4.88% and 4.70% and mature in 2029 and 2025. Estimated annual interest expense savings of $0.7 million have been taken into consideration during the on-going negotiations in connection with the current outstanding rate case.

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheets.

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

September 30, 2010
(In thousands)
Commercial paper, net	$163,993
Bank overdraft	17,848

Total short-term debt	$181,841

At September 30, 2010, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
September 30, 2010	$850,000	$814,038	$150,000	$114,038	$163,993	—

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The current spread over LIBOR is 22.5 basis points and the maximum spread over LIBOR is 55 basis points.

The weighted average interest rate on short-term borrowings for the nine months ended September 30, 2010 was approximately 0.42% compared to 0.85% for the nine months ended September 30, 2009.

AWCC has entered into a $10.0 million committed revolving line of credit with PNC Bank, N.A which expires on December 31, 2010, unless extended. Currently, we expect to renew this line of credit at similar interest rates prior to the termination date. This line is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on one month LIBOR plus 175 basis points. In addition, there is a fee of 25 basis points charged quarterly on the portion of the commitment that is undrawn. As of October 29, 2010, we had no outstanding borrowings under this revolving line of credit. If this line of credit were not extended beyond its current maturity date of December 31, 2010, AWCC would continue to have access to its $840.0 million unsecured revolving credit facility described below.

AWCC, our finance subsidiary, entered into an $840.0 million senior unsecured credit facility syndicated among a group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent.

Bank	Commitment Amount Through September 15, 2012	Commitment Amount Through September 15, 2013
	(In thousands)
JPMorgan Chase Bank, N.A.	$115,000	$—
Citibank, N.A.	115,000	115,000
Citizens Bank of Pennsylvania	80,000	80,000
Credit Suisse	80,000	80,000
William Street Commitment Corporation	80,000	80,000
Bank of America, N.A.	80,000	80,000
Morgan Stanley Bank	80,000	80,000
UBS Loan Finance LLC	80,000	80,000
National City Bank	50,000	50,000
PNC Bank, National Association	40,000	40,000
The Bank of New York Mellon	40,000	—

	$840,000	$685,000

If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment, however the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will replace a defaulting lender. As of October 29, 2010, AWCC had no outstanding borrowings under its lines of credit, $36.0 million of outstanding letters of credit under this credit facility and $135.6 million of commercial paper outstanding.

Capital Structure

Our capital structure was as follows:

	At September 30, 2010	At December 31, 2009
Common stockholders’ equity and preferred stock without mandatory redemption rights	42%	42%
Long-term debt and redeemable preferred stock at redemption value	56%	56%
Short-term debt and current portion of long-term debt	2%	2%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our covenants as of September 30, 2010. However our California and Ohio subsidiaries did not meet the interest coverage test of at least 1.5x for the twelve months ended September 30, 2010 under the mortgage indenture and therefore they would be unable to issue new secured debt. Our failure to comply with restrictive covenants under our credit facilities could trigger repayment obligations. Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of September 30, 2010, our ratio was 0.58 and therefore we were in compliance with the ratio.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we do issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of September 30, 2010:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

Moody’s rating outlook for both American Water and AWCC is stable.

On July 28, 2010, Standard & Poor’s reaffirmed its ratings.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon our ability to generate cash flows in an amount sufficient to service our debt and meet our investment plans. We can provide no assurances that our ability to generate cash flow is sufficient to maintain our existing ratings. None of our borrowings are subject to default or prepayment as a result of the downgrading of these security ratings, although such a downgrading could increase fees and interest charges under our credit facilities.

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

On March 1, 2010, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of February 18, 2010, amounting to $36.7 million. On June 1, 2010, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of May 18, 2010, amounting to $36.7 million. On September 1, 2010, the Company made a cash dividend payment of $0.22 per share to all common shareholders of record as of August 18, 2010, amounting to $38.5 million.

In March 2009 and June 2009, the Company made a cash dividend payment of $0.20 per share to all common shareholders of record as of February 18, 2009 and May 18, 2009, respectively. In September 2009, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of August 18, 2009, amounting to $36.7 million.

On October 29, 2010, the Company declared a quarterly cash dividend payment of $0.22 per share payable on December 1, 2010 to all shareholders of record as of November 18, 2010.

On March 23, 2010, we announced a dividend reinvestment and direct stock purchase plan which enables stockholders to reinvest cash dividends and purchase additional Company common shares without any brokerage commissions or service charges.

Current Credit Market Position

The Company believes it has sufficient liquidity should there be a disruption of the capital and credit markets. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and credit facilities with $850.0 million in aggregate total commitments from a diversified group of banks. As of October 29, 2010, we had $814.0 million available to fulfill our short-term liquidity needs, to issue letters of credit and back our outstanding commercial paper. As of October 29, 2010, the Company can issue additional commercial paper of $564.4 million which is backed by the credit facilities. The Company closely monitors the financial condition of the financial institutions associated with its credit facilities.

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

Market Risk

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We are exposed to risks from changes in interest rates as a result of our issuance of variable and fixed rate debt and commercial paper. We manage our interest rate exposure by limiting our variable rate exposure and by monitoring the effects of market changes in interest rates. We also have the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, swaptions, and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of September 30, 2010, a hypothetical increase of interest rates by 1% associated with variable-rate debt and commercial paper would result in a $0.4 million decrease in our pre-tax earnings for the year ended December 31, 2010.

As previously noted above, in July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million. This agreement effectively converted the interest on $100.0 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. We entered into this interest rate swap to mitigate interest cost at the parent company relating to debt that was incurred by our prior owners and was not used in any manner to finance the cash needs of our subsidiaries. As the swap interest rates are fixed through April 2011, a hypothetical 1% increase in the interest rates associated with the interest swap agreement would result in no impact on our pre-tax earnings for the year December 31, 2010. This calculation holds all other variables constant and assumes only the discussed changes in interest rates.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of September 30, 2010 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously reported under Part I, Item 3 “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2009.

In addition, in October, 2010 a proceeding was commenced against American Water Canada Corporation, our Canadian subsidiary, and its client alleging the violation of the Ontario Safe Drinking Water Act, in connection with the temporary failure of an alum pump used for disinfection of the Elgin Area drinking water system. The Company believes it has valid defenses to these allegations and intends to vigorously defend them. While it is possible the consequence of the proceeding could result in penalties, the Company does not anticipate they will be material.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2009, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2009 and our quarterly report for the period ended June 30, 2010 filed on August 4, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

*10.1	American Water Works Company, Inc. Executive Severance Policy, dated as of December 16, 2008

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan September 2010 Form of Stock Unit Grant Agreement for Non-Employee Directors

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income: (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Water Works Company, Inc.
(Registrant)

November 3, 2010	/s/ Jeffry Sterba
(Date)	Jeffry Sterba
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2010	/s/ Ellen C. Wolf
(Date)	Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	American Water Works Company, Inc. Executive Severance Policy, dated as of December 16, 2008

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan September 2010 Form of Stock Unit Grant Agreement for Non-Employee Directors

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations: (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

*	filed herewith.