Form 10-K
period 2010-12-31
American Water Works Company, Inc.
filed 2011-02-28
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12(b)-2 of the Exchange Act.:

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

Common Stock, $0.01 par value—$3,599,812,014 as of June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value per share—175,211,592 shares, as of February 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Annual Report on Form 10-K (“Form 10-K”), or incorporated certain statements by reference into this Form 10-K, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “forecast,” “outlook,” “future,” “potential,” “continue,” “may,” “can,” “should” and “could” and similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, our growth and portfolio optimization strategies, our projected capital expenditures and related funding requirements, our ability to repay debt, our ability to finance current operations and growth initiatives, the impact of legal proceedings and potential fines and penalties, business process and technology improvement initiatives, trends in our industry, regulatory or legal developments or rate adjustments.

Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees of any outcomes, financial results or levels of performance and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of risks and uncertainties, and new risks and uncertainties of which we are not currently aware or which we do not currently perceive may arise in the future from time to time. Should any of these risks or uncertainties materialize, or should any of our expectations or assumptions prove incorrect, then our results may vary materially from those discussed in the forward-looking statements herein. Factors that could cause actual results to differ from those discussed in forward-looking statements include, but are not limited to, the factors discussed under the caption “Risk Factors” and the following factors:

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;

•	the timeliness of regulatory commissions’ actions concerning rates;

•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;

•	weather conditions, patterns or events, including drought or abnormally high rainfall;

•	changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts;

•	significant changes to our business processes and corresponding technology;

•	our ability to appropriately maintain current infrastructure;

•	our ability to obtain permits and other approvals for projects;

•	changes in our capital requirements;

•	our ability to control operating expenses and to achieve efficiencies in our operations;

•	our ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;

•

our ability to successfully acquire and integrate water and wastewater systems that are complementary to our operations and the growth of our business or dispose of assets or lines of business that are not complementary to our operations and the growth of our business;

•	cost overruns relating to improvements or the expansion of our operations;

•	changes in general economic, business and financial market conditions;

•	access to sufficient capital on satisfactory terms;

•	fluctuations in interest rates;

•	restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends;

•	fluctuations in the value of benefit plan assets and liabilities that could increase our cost and funding requirements;

•	our ability to utilize our U.S. and state net operating loss carryforwards;

•	migration of customers into or out of our service territories;

•	difficulty in obtaining insurance at acceptable rates and on acceptable terms and conditions;

•	the incurrence of impairment charges;

•	ability to retain and attract qualified employees; and

•	civil disturbance, or terrorist threats or acts or public apprehension about future disturbances or terrorist threats or acts.

Any forward-looking statements we make, speak only as of the date of this Form 10-K. Except as required by law, we do not have any obligation, and we specifically disclaim any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART I

ITEM 1.	BUSINESS

Our Company

American Water Works Company, Inc., a Delaware corporation, is the most geographically diversified, as well as the largest publicly-traded, United States water and wastewater utility company, as measured by both operating revenue and population served. Our more than 7,000 employees provide approximately 15 million people with drinking water, wastewater and other water-related services in over 30 states and two Canadian provinces.

In 2010, we generated $2,710.7 million in total operating revenue and $748.1 million in operating income. In 2009, we generated $2,440.7 million in total operating revenue and $173.6 million in operating income, which included a $450.0 million impairment charge. Our 2009 revenue represents approximately four times the operating revenue of the next largest publicly traded company in the United States water and wastewater business.

We have two operating segments that are also the Company’s two reportable segments, the Regulated Businesses and the Market-Based Operations (formerly known as the “Non-Regulated Businesses”). For further details on our segments, see Note 22 of the Consolidated Financial Statements.

For 2010, our Regulated Businesses segment generated $2,424.2 million in operating revenue, which accounted for 89.4% of our total consolidated operating revenue. For the same period, our Market-Based Operations segment generated $311.8 million in operating revenue, which accounted for 11.5% of total consolidated operating revenue.

For additional financial information, please see the financial statements and related notes thereto appearing elsewhere in this Form 10-K.

Our History as a Public Company

The Company was founded in 1886 as the American Water Works & Guarantee Company for the purposes of building and purchasing water systems in McKeesport, Pennsylvania. In 1935, the Company was reorganized under its current name, and in 1947 the common stock of the Company became publicly traded on the New York Stock Exchange (“NYSE”). In 2003, we were acquired by RWE Aktiengesellschaft, which we refer to as RWE, a stock corporation incorporated in the Federal Republic of Germany. On April 28, 2008, RWE Aqua Holdings GmbH, a German limited liability company and a direct wholly-owned subsidiary of RWE, which then was the sole owner of the Company’s common stock, completed a partial divestiture of its investment through an initial public offering (“IPO”). As a result of the IPO, we again became listed on the NYSE under the symbol “AWK” and resumed our position as the largest publicly traded water utility company in the United States. As of December 31, 2008, RWE owned approximately 60% of the Company’s shares of common stock. Throughout 2009, RWE continued to divest of its investment in our common stock through public offerings and on November 24, 2009, RWE completed the divestiture.

Regulated Businesses Segment Overview

Our primary business involves the ownership of water and wastewater utilities services to residential, commercial, industrial and other customers, including sale for resale and public authority customers. Our subsidiaries that provide these services are generally subject to economic regulation by certain state commissions or other entities engaged in economic regulation, hereafter referred to as “PUCs” in the states in which they operate. The federal government and the states also regulate environmental, health and safety, and water quality matters. We report the results of our primary business in the Regulated Businesses segment. As noted above, for

2010, operating revenue for our Regulated Businesses segment was $2,424.2 million, accounting for 89.4% of total consolidated operating revenue for the same period. Regulated Businesses segment operating revenues were $2,207.3 million for 2009 and $2,082.7 million for 2008 accounting for 90.4% and 89.1%, respectively, of total operating revenues for the same periods.

The following charts set forth operating revenue for 2010 and customers as of December 31, 2010, for the states in which our Regulated Businesses provide services:

Regulated Businesses Operating Revenue (dollars in millions)	Regulated Businesses Customers

Market-Based Operations Overview

We also provide services that are not subject to economic regulation by state PUCs through our Market-Based Operations. Our Market-Based Operations include three lines of business:

•

Contract Operations Group, which enters into contracts to operate and maintain water and wastewater facilities for the United States military, municipalities, the food and beverage industry and other customers;

•

Homeowner Services Group, which provides services to domestic homeowners and smaller commercial establishments to protect against the cost of repairing broken or leaking water pipes and clogged or blocked sewer pipes inside and outside their accommodations; and

•	Terratec Environmental Ltd., which we refer to as Terratec, which primarily provides biosolids management, transport and disposal services to municipal and industrial customers.

For 2010, operating revenue for our Market-Based Operations was $311.8 million, accounting for 11.5% of total operating revenue for the same period. The Market-Based Operations’ operating revenue was $257.7 million for 2009 and $272.2 million for 2008 accounting for 10.6% and 11.6%, respectively, of total operating revenues for the same periods.

Our Industry

Overview

The United States water and wastewater industry has two main sectors (i) utility, which involves supplying water and wastewater services to consumers; and (ii) general services, which involves providing water and wastewater related services to water and wastewater utilities and other customers on a contract basis.

The utility sector includes investor-owned as well as municipal systems that are owned and operated by local governments or governmental subdivisions. The Environmental Protection Agency (“EPA”) estimates that government-owned systems make up the vast majority of the United States water and wastewater utility segment, accounting for approximately 84% of all United States community water systems and approximately 98% of all United States community wastewater systems. Investor-owned water and wastewater systems account for the remainder of the United States water and wastewater community water systems. Growth of service providers in the investor-owned regulated utility sector is achieved through organic growth within a franchise area, the provision of bulk water service to other community water systems and/or the acquisitions, including small water and wastewater systems, typically serving fewer than 10,000 customers that are in close geographic proximity to already established regulated operations, which we herein refer to as “tuck-ins.”

According to the EPA, the utility segment of the United States water and wastewater industry is highly fragmented, with approximately 52,000 community water systems and approximately 16,000 community wastewater facilities. Fifty-six percent of the approximately 52,000 community water systems are very small, serving a population of 500 or less.

This large number of relatively small fragmented water systems as well as fragmented wastewater facilities may result in inefficiencies in the marketplace, since such utilities may not have the operating expertise, financial and technological capability or economies of scale to provide services or raise capital as efficiently as larger utilities. These inefficiencies may lead to industry consolidation in the future, as the larger investor-owned utilities acquire smaller, local water and wastewater systems. Larger utilities that have greater access to capital are generally more capable of making mandated and other necessary infrastructure upgrades to both water and wastewater systems. In addition, water and wastewater utilities with large customer bases, spread across broad geographic regions, may more easily absorb the impact of significant variations in precipitation and temperatures, such as droughts, excessive rain and cool temperatures in specific areas. Larger utilities generally are able to spread overhead expenses over a larger customer base, thereby reducing the costs to serve each customer. Since many administrative and support activities can be efficiently centralized to gain economies of scale and sharing of best practices, companies that participate in industry consolidation have the potential to improve operating efficiencies, lower costs per unit and improve service at the same time.

The utility sector is characterized by high barriers to entry, including the capital intensive nature of the industry. Investor-owned water and wastewater utilities also face regulatory approval processes in order to do business, which may involve obtaining relevant operating approvals, including certificates of public convenience and necessity (or similar authorizations) from state PUCs. Investor-owned water and wastewater systems are generally subject to economic regulation by the state PUCs in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters for both investor-owned and government-owned water and wastewater utilities.

The general services sector includes engineering and consulting companies and numerous other fee-for-service businesses. These include building and operating water and wastewater utility systems, system repair services, lab services, sale of water infrastructure and distribution products (such as pipes) and other specialized services. The general services segment is characterized by aggressive competition and market-driven growth and profit margins.

The aging water and wastewater infrastructure in the United States is in constant need of modernization and facilities replacement. Increased regulations to improve water quality and the management of wastewater discharges, which began with passage of the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, have been among the primary drivers of the need for modernization. The EPA estimated that approximately $335 billion of capital spending will be necessary between 2007 and 2026 to replace aging infrastructure and to comply with standards to ensure quality water systems across the United States. Also, the EPA estimates that approximately $390 billion of capital spending will be necessary over the next 20 years to replace aging infrastructure and ensure quality wastewater systems across the United States. In addition, the American Society of Civil Engineers’ 2009 Report Card for America’s Infrastructure reinforces the urgency to address infrastructure issues associated with aging water and wastewater systems.

Capital expenditures related to municipal water supply, treatment and distribution and wastewater collection and treatment facilities are typically funded by water and wastewater rates, taxes or the issuance of bonds. As a result, in order to meet their capital spending challenges, many municipalities are examining a combination of privatizations and partnerships with the private sector. Privatization typically involves a transfer of ownership or responsibility for the operation of the utility from the municipality to the private sector. Some cases may involve an ownership transfer, for specified long-term periods, with transfer back to the municipality at expiration of the term of the agreement. Partnerships between municipalities and the private sector include arrangements like Operations and Maintenance (“O&M”); Design, Build and Operate (“DBO”); Design, Build Operate/Maintain; and Design, Build, Own, Operate/Maintain and Transfer contracts. Under these types of contracts, the municipality either retains ownership or regains ownership of the water and/or wastewater system and the private sector takes responsibility for managing and operating the system.

The following chart sets forth estimated capital expenditure needs from 2007 through 2026 for United States water systems:

Over the next several years, we estimate that Company-funded capital investment will total between $800 million and $1 billion per year. Our capital investment includes both infrastructure renewal programs, where we replace existing infrastructure, as needed, and construction of facilities to meet environmental requirements and new customer growth. The charts below set forth our estimated percentage of projected capital expenditures by asset type and purpose of investment, respectively:

Water and Wastewater Rates

Investor-owned water and wastewater utilities generate operating revenue from customers based on rates that are established by state PUCs through a rate-setting process that may include public hearings, evidentiary hearings and the submission by the utility of evidence and testimony in support of the requested level of rates. In evaluating a rate case, state PUCs typically focus on six areas (i) the amount and prudence of investment in facilities considered “used and useful” in providing public service; (ii) the operating and maintenance costs and taxes associated with providing the service (typically by making reference to a representative 12-month period of time, known as a test year); (iii) the appropriate rate of return; (iv) the tariff or rate design that allocates operating revenue requirements equitably across the customer base; (v) the quality of service the utility provides, including issues raised by customers and (vi) revenue at existing rates.

Water and wastewater rates in the United States are among the lowest rates in developed countries; and for most U.S. consumers, water and wastewater bills make up a relatively small percentage of household expenditures compared to other utility services. The following chart sets forth the relative cost of water and other public services, including trash and garbage collection and sewer maintenance, in the United States as a percentage of total household utility expenditures:

Our Regulated Businesses

Our core Regulated Businesses, which consist of locally managed utility subsidiaries that generally are economically regulated by the states in which they operate, accounted for $2,424.2 million or 89.4% of our consolidated operating revenue in 2010. Our Regulated Businesses provide a high degree of financial stability because (i) high barriers to entry provide certain protections from competitive pressures; (ii) economic regulation promotes predictability in financial planning and long-term performance through the rate-setting process; and (iii) our largely residential customer base promotes consistent operating results.

The following table sets forth operating revenue for 2010 and number of customers as well as an estimate of population served as of December 31, 2010 for our regulated subsidiaries in the states where our Regulated Businesses operate:

	Operating Revenues (in millions)	% of Total	Number of Customers	% of Total	Estimated Population Served (in millions)	% of Total
New Jersey	$601.2	24.8%	645,939	19.4%	2.5	21.3%
Pennsylvania	505.9	20.9%	654,578	19.6%	2.2	18.1%
Illinois(a)	232.0	9.6%	308,399	9.2%	1.2	9.8%
Missouri	224.6	9.2%	452,102	13.6%	1.5	12.3%
Indiana	181.7	7.5%	284,568	8.5%	1.2	9.8%
California	158.2	6.5%	173,075	5.2%	0.6	4.9%
West Virginia(b)	123.4	5.1%	172,340	5.2%	0.6	4.9%

Subtotal (Top Seven States)	2,027.0	83.6%	2,691,001	80.7%	9.8	81.1%
Other(c)	397.2	16.4%	644,517	19.3%	2.4	18.9%

Total Regulated Businesses	$2,424.2	100.0%	3,335,518	100.0%	12.2	100.0%

(a)	Includes Illinois-American Water Company, which we refer to as ILAWC and American Lake Water Company, also a regulated subsidiary in Illinois.
(b)	West Virginia-American Water Company, which we refer to as WVAWC, and its subsidiary Bluefield Valley Water Works Company.
(c)	Includes data from our operating subsidiaries in the following states: Arizona, Georgia, Hawaii, Iowa, Kentucky, Maryland, Michigan, New Mexico, New York, Ohio, Tennessee, Texas and Virginia.

Approximately 83.6% of operating revenue from our Regulated Businesses in 2010 was generated from approximately 2.7 million customers in our seven largest states, as measured by operating revenues. In fiscal year 2010, no single customer accounted for more than 10% of our annual operating revenue.

Overview of Networks, Facilities and Water Supply

Our Regulated Businesses operate in approximately 1,600 communities in 20 states in the United States. Our primary operating assets include approximately 90 surface water treatment plants, 600 groundwater treatment plants, 1,200 groundwater wells, 60 wastewater treatment facilities, 1,300 treated water storage facilities, 1,300 pumping stations and 100 dams and 49,000 miles of mains and collection pipes. We own substantially all of the assets used by our Regulated Businesses. We generally own the land and physical assets used to store, extract and treat source water. Typically, we do not own the water itself, which is held in public trust and is allocated to us through contracts and allocation rights granted by federal and state agencies or through the ownership of water rights pursuant to local law. Maintaining the reliability of our networks is a key activity of our Regulated Businesses. We have ongoing main renewal programs in all states in which our Regulated Businesses operate. These programs consist of both rehabilitation of existing mains and replacement of mains that have reached the end of their useful service life.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. When weather conditions are extremely dry and even if our water supplies are sufficient to serve our customers, our systems may be affected by drought-related warnings and/or water usage restrictions imposed by governmental agencies, purchase supply allocations and mandatory conservation measures. These restrictions may be imposed at a regional or state level and may affect our service areas regardless of our readiness to meet unrestricted customer demands. We employ a variety of measures to ensure that we have adequate sources of water supply, both in the short-term and over the long-term. The geographic diversity of our service areas tends to mitigate some of the effect of weather extremes for the Company as a whole. In any given summer, some areas are likely to experience drier than average weather while other areas will experience wetter than average weather.

Our Regulated Businesses are dependent upon a defined source of water supply. Our Regulated Businesses obtain their water supply from surface water sources such as reservoirs, lakes, rivers and streams. In addition, we also obtain water from wells and purchase water from other water suppliers.

The following chart sets forth the sources of water supply for our Regulated Businesses for 2010 by volume:

In our long-term planning, we evaluate quality, quantity, growth needs and alternate sources of water supply as well as transmission and distribution capacity. Sources of supply are seasonal in nature and weather conditions can have a pronounced effect on supply. In order to ensure that we have adequate sources of water supply, we use comprehensive planning processes and maintain drought and contingency plans to minimize the potential impact on service through a wide range of weather fluctuations. In connection with supply planning for most surface or groundwater sources, we employ sophisticated models to determine safe yields under different rainfall and drought conditions. Surface and groundwater levels are routinely monitored for all supplies so that supply capacity may be predicted and mitigated, as needed, through demand management and additional supply development.

The percentage of finished water supply by source type for our top seven states by Regulated Businesses revenues for 2010 is as follows:

	Ground Water	Surface water	Purchased water
New Jersey	28%	67%	5%
Pennsylvania	6%	93%	1%
Illinois	30%	56%	14%
Missouri(a)	12%	87%	1%
Indiana	57%	42%	1%
California(b)	68%	—	32%
West Virginia	—	99%	1%

(a)	There are limitations in our Joplin service area where the projected source of water supply capacity is unable to meet projected peak demands under drought conditions. To manage this issue on the demand side, the water use of a large industrial customer has been restricted under an interruptible tariff. Additional wells have been and will be developed to address short-term supply deficiencies. Missouri-American Water Company is working with a consortium of agencies to determine a long-term supply solution for the Joplin, Missouri region.
(b)	In Monterey, in order to augment our sources of water supply, we have implemented conservation rates and other programs to address demand, are utilizing aquifer storage and recovery facilities to store winter water for summer use and in December 2010, we obtained approval from the California Public Utility Commission for construction of a regional desalination plant. We also are designing new groundwater wells in our Larkfield district, and in other areas, we are making arrangements to extend or expand our purchase of water from neighboring water providers.

The level of water treatment that we apply varies significantly depending upon the quality of the water source and customer stipulations. Surface water sources, such as rivers, typically require significant treatment, while some groundwater sources, such as aquifers, require chemical treatment only. In addition, a small amount of treated water is purchased from neighboring water purveyors. Treated water is transported through an extensive transmission and distribution network, which includes underground pipes, above ground storage facilities and numerous pumping facilities with the ultimate distribution of the treated water to the customers’ premises. We also have installed production meters to measure the water that we deliver to our distribution network. We employ a variety of methods of customer meter reading to monitor consumption; ranging from meters with mechanical registers where consumption is manually recorded by meter readers to meters with electronic registers capable of transmitting consumption data to proximity devices (touch read) or via radio frequency to mobile or fixed network data collecters. The majority of new meters are able to support future advances in electronic meter reading.

Wastewater services involve the collection of wastewater from customers’ premises through sewer lines. The wastewater is then transported through a sewer network to a treatment facility, where it is treated to meet required effluent standards. The treated wastewater is finally returned to the environment as effluent, and the solid waste byproduct of the treatment process is disposed of in accordance with local standards.

Customers

We have a large and geographically diverse customer base in our Regulated Businesses. For the purposes of our Regulated Businesses, each active customer represents a connection to our water and/or wastewater networks. As in the case of apartment complexes, businesses and many homes, multiple individuals may be served by a single connection.

Residential customers make up the large majority of our customer base in all of the states in which we operate. In 2010, residential customers accounted for 91.4% of the customers and 60.3% of the operating revenue of our Regulated Businesses. Residential customers generally provide for stable operating revenue over time and across regions. We also serve commercial customers, such as shops and businesses, industrial customers, such as large-scale manufacturing and production operations, and public authorities, such as government buildings and other public sector facilities, including schools. We supply water to private fire customers for use in fire suppression systems in office buildings and other facilities and also provide bulk water supplies to other water utilities for distribution to their own customers.

The following table sets forth the number of water and wastewater customers (by customer class) for our Regulated Businesses as of December 31, 2010, 2009, and 2008:

	December 31,
	2010		2009		2008
	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,896,777	151,122	2,888,667	149,969	2,883,255	149,007
Commercial	226,156	6,615	226,129	6,552	224,969	6,540
Industrial	4,160	13	4,375	13	4,537	14
Private fire	34,451	13	33,911	4	32,753	4
Public authority & other	16,009	202	16,008	201	16,023	221

Total	3,177,553	157,965	3,169,090	156,739	3,161,537	155,786

The following table sets forth water services operating revenue by customer class and wastewater services operating revenue, excluding other water revenues, for our Regulated Businesses for 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
		(in millions)
Water service
Residential	$1,384.3	$1,259.9	$1,195.1
Commercial	472.9	429.1	406.2
Industrial	112.5	99.7	101.8
Public and other	296.6	272.0	255.6

Total water services	$2,266.3	$2,060.7	$1,958.7
Wastewater services	94.9	89.9	80.2

Total	$2,361.2	$2,150.6	$2,038.9

Substantially all of our regulated water customers are metered, which allows us to measure and bill for our customers’ water consumption, typically on a monthly basis. Our wastewater customers are billed either on a fixed charge basis or based on their water consumption.

Customer usage of water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for lawn irrigation and other outdoor uses. Summer weather that is cooler and wetter than average generally serves to suppress customer water demand and can have a downward effect on water operating revenue and operating income. Conversely, when weather conditions are extremely dry and even if our water supplies are sufficient to serve our customers, our systems may be affected by drought-related warnings and/or water usage restrictions imposed by governmental agencies, thereby reducing customer demand and operating revenue. These restrictions may be imposed at a regional or state level and may affect our service areas, regardless of our readiness to meet unrestricted customer demands. Other factors affecting our customers’ usage of water include conservation initiatives, including the use of more efficient household fixtures and appliances among residential consumers; declining household sizes in the United States; and deterioration in the economy and credit markets which could have an adverse impact on our industrial and commercial customers’ operational and financial performance.

Supplies

Our water and wastewater operations require an uninterrupted supply of chemicals, energy and fuel, as well as maintenance material and other critical inputs. Many of these inputs are subject to short-term price volatility. Short-term volatility is partially mitigated through existing procurement contracts, current supplier continuity plans and the regulatory rate setting process.

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

We typically have a combination of standby power generation or dual electric service feeds at key facilities, multiple water production facilities, emergency interconnections with adjacent water systems and finished water storage that keep our operations running in the event of a temporary loss of our primary energy supplies.

Regulation

Economic Regulation

Our subsidiaries in the states in which we operate our Regulated Businesses are generally subject to extensive economic regulation by their respective state PUCs. The term “economic regulation” is intended to indicate that these state PUCs regulate the economic aspects of service to the public from systems that fall within their jurisdiction, but do not generally establish water quality standards, which are typically set by the United States Environmental Protection Agency (“EPA”) and/or state environmental authorities and enforced through state environmental or health agencies. State PUCs have broad authority to regulate many of the economic and service aspects of the utilities that fall within their jurisdiction. For example, state PUCs issue certificates of public convenience and necessity (or similar authorizations) that typically are required for a company to provide public utility services in specific areas of the state. They also must approve the rates and conditions under which service is provided to customers and have extensive authority to establish rules and regulations under which the utilities operate. Although specific authority might differ from state to state, in most states, these state PUCs approve rates, accounting treatments, long-term financing programs, significant capital expenditures and plant additions, transactions and relationships between the regulated subsidiary and affiliated entities, reorganizations and mergers and acquisitions, in many instances prior to their completion. The jurisdiction exercised by each state PUC is prescribed by state laws and regulations and therefore varies from state to state. Regulatory policies not only vary from state to state, they may change over time. These policies will affect the timing as well as the extent of recovery of expenses and the realized return on invested capital. Our results of operations are significantly affected by rates authorized by the state PUCs in the states in which we operate, and we are subject to risks and uncertainties associated with rate stay-outs and delayed or inadequate rate recovery.

Economic regulation of utilities involves many competing, and occasionally conflicting, public interests and policy goals. The primary responsibility of state PUCs is to maintain the overall public interest by balancing the interests of customers and the utility and its stockholders. For example, it may be cost beneficial to develop a new treatment plant, but aquifer and land use concerns may suggest the higher cost alternative of piping the resource to the customer. Although the specific approach to economic regulation does vary, certain general principles are consistent across the states in which our regulated subsidiaries operate. Based on the United States Constitution and state constitutions that prohibit confiscation of property without due process of law and just compensation, as well as state statutory provisions and court precedent, utilities are entitled to recover, through rates charged to customers, prudent and reasonable operating costs as well as an opportunity to earn an appropriate return on and recovery of prudent, used and useful capital investment necessary to provide service to customers. The state PUCs will also generally accord a utility the right to serve specific areas and will also provide investor-owned utilities with limited protection from competition because the requirement of an investor-owned utility to operate pursuant to a certificate of public convenience and necessity (or similar authorizations) typically prevents other investor-owned utilities from competing with it in the authorized area. In return, the utility undertakes the obligation to provide reliable service on a nondiscriminatory basis to all customers within the authorized area.

Our operating revenue is typically determined by reference to a volumetric charge based on consumption and a base fee component set by a tariff approved by the relevant state PUC. Certain states have approved consolidated rates or single-tariff pricing. Consolidated rates or single-tariff pricing is the use of a unified rate structure for multiple water systems that are owned and operated by a single utility, but may or may not be contiguous or physically interconnected. The single-tariff pricing structure may be used fully or partially in a state and based on costs that are determined on a state-wide or intra-state regional basis, thereby moderating the impact of periodic fluctuations in local costs while lowering administrative costs for us and our customers. For states that do not employ single tariffs, we may have multiple general rate cases filed at any given point in time.

The process to obtain approval for a change in rates involves filing a petition or “rate case” with the state PUC on a periodic basis as determined by our need to recover capital expenditures and operating costs. Rate cases are normally initiated by the regulated utility whenever the utility determines it needs to recover increased operating expenses or a return on new capital investment, or otherwise determines that its current authorized return is not sufficient, given current market conditions, to provide a reasonable return on investment. A state PUC may also initiate a rate proceeding or investigation if it believes a utility may be earning in excess of its authorized rate of return. PUCs may also impose other conditions on the content and timing of filings designed to affect rates. Rate cases often involve a lengthy administrative process which can be costly. The utility, the state PUC staff, consumer advocates, and other interveners who may participate in the process, prepare and file evidence, consisting of supporting testimony and documentation. Data from a certain twelve month period of time typically forms the basis for a rate filing and is generally known as the “test year.” State statutes and PUC rules and precedent usually determine whether the test year should be based on a historical period, a historical period adjusted for certain “known and measurable” changes or forecasted data. The majority of our states require the test year to be based on a historical period or a historical period adjusted for certain known and measurable changes.

The evidence is presented in public hearings in connection with the rate case. These hearings, which are economic and service quality fact-finding in nature, are typically conducted in a trial-like setting before the state PUC or an administrative law judge. During the process, the utility is required to provide PUC staff and interveners with all relevant information they may request concerning the utility’s operations, costs and investments. The sworn evidentiary record forms the basis for a state PUC decision.

Some state PUCs are more restrictive than others with regard to the types of expenses and investments that may be recovered in rates as well as with regard to the transparency of their rate-making processes and how they reach their final rate determinations. However, in evaluating a rate case, state PUCs typically focus on the aforementioned six areas:

•	the amount and prudence of investment in facilities considered “used and useful” in providing public service;

•	the operating and maintenance costs and taxes associated with providing the service;

•	the appropriate return on equity;

•	the tariff or rate design that allocates revenue requirements equitably among the customer classes;

•	the quality of service the utility provides, including issues raised by customers; and

•	revenue at existing rates.

Failure of the PUCs to recognize reasonable and prudent operating and capital costs can result in the inability of the utility to earn the allowed return. In addition, the decisions of state PUCs and the timing of those decisions can have a significant impact on the operations and earnings of our Regulated Businesses. Rate cases and other rate-related proceedings can take several months to over a year to complete. Therefore, there is frequently a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating cost increase and when those costs are reflected in rates. For instance, an unexpected increase in chemical costs or new capital investment that is not reflected in the most recently completed rate case will generally not begin to be recovered by the regulated subsidiary until filed and approved in the next rate case by the state PUC. Our rate case management program is guided by the goals of obtaining efficient recovery of costs of capital and utility operating and maintenance costs, including costs incurred for compliance with environmental regulations. The management team at each of our regulated subsidiaries anticipates the time required for the regulatory process and files rate cases with the goal of obtaining rates that reflect as closely as possible the cost of providing service at the time the rates become effective. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on our invested capital and a return of our invested capital that are permitted by the state PUC.

Our regulated subsidiaries also pursue methods to minimize the adverse impact of regulatory lag and have worked with state PUCs and legislatures to implement a number of approaches to achieve this result. A number of states in which our Regulated Businesses operate have adopted efficient rate policies, including some form of single-tariff pricing, forward-looking test years, pass-through provisions or infrastructure surcharges. States that have adopted a full or partial single-tariff pricing policy include: Pennsylvania, New Jersey, West Virginia, Kentucky, Ohio, Indiana, Illinois and Iowa. Therefore, of our seven largest states, five have some form of single-tariff pricing.

Forward-looking test years and infrastructure surcharges reduce, but may not eliminate, the regulatory lag associated with the traditional method of recovering rates from state PUCs. Forward-looking test year mechanisms allow us to earn, on a more current basis, a return of our current or projected costs and a rate of return on our current or projected invested capital and other “known and measurable changes” in our business. Some states have permitted use of a fully forecasted test year instead of historical data to set rates. Examples of these states include: Illinois, Kentucky, New York, Tennessee and California. In all states in which we operate on a regulated basis, PUCs have allowed utilities to update historical data for some changes that occur for some limited period of time subsequent to the historical test year. This allows utilities to take account of some more current costs or capital investments in the rate-setting process. The extent to which historical data can be updated will generally vary from state to state and depends on whether the changes are known and measurable.

Also, an increasing number of states are permitting rates to be adjusted outside of a general rate case for certain costs, such as a return on capital investments to replace aging infrastructure or increases in costs beyond the utility’s control, such as purchased water costs. This infrastructure surcharge mechanism allows our rates to be adjusted and charged to customers outside the context of a general rate proceeding for pre-specified portions of our capital expenditures to replace aging infrastructure closer to the time these capital projects are placed in service. Since infrastructure replacement is a significant element of capital expenditures made by our subsidiaries, such programs can reduce regulatory lag. Currently, Pennsylvania, Illinois, Missouri, Indiana, New York, California and Ohio have allowed the use of these infrastructure surcharges. These surcharges adjust periodically based on qualified capital expenditures being completed or anticipated in a future period. These surcharges are typically reset to zero when new base rates are effective and incorporate the costs of these infrastructure expenditures. New Jersey, California, Virginia and Illinois have allowed surcharges for purchased water costs. California has allowed surcharges for power and conservation, and New York has allowed surcharges for certain costs such as power and chemicals. These constructive regulatory mechanisms encourage us to maintain a steady capital expenditure program to repair and improve water and wastewater systems, as needed, by reducing the regulatory lag on the recovery of prudent expenditures.

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

In some states, the PUC has implemented mechanisms to enhance utility revenue stability in light of conservation initiatives, decreasing per capita consumption or other factors. Sometimes referred to as “decoupling,” these mechanisms, to some extent, separate recoverable revenues from volumes of water sold. For example, the state of California has decoupled revenues from water sold to help achieve their initiative to reduce water usage by 20% by 2020. This progressive regulation enables utilities to focus on conservation as revenues are not tied to sales. Also, as a result of this regulation, utilities would be less susceptible to consumption changes as a result of conservation, declining per capita usage or other factors affecting consumption. Likewise, New York has implemented a surcharge or credit based on the difference between actual net revenues for the preceding year and the net revenue target as estimated in the most recent rate case.

The infrastructure surcharge, pass-through provisions, the forward-looking test year and the allowance of a return on utility plant before it is actually in service are examples of mechanisms that present an opportunity to limit the risks associated with regulatory lag. Where allowed, we employ each of these mechanisms as part of our rate case management program to ensure efficient recovery of our costs and investment and to ensure positive short-term liquidity and long-term profitability. The ability of the Company to seek regulatory treatment as described above does not guarantee that the state PUCs will accept the Company’s proposal in the context of a particular rate case. However, the Company strives to use these and other regulatory policies to address issues of regulatory lag wherever appropriate. It is also our strategy to expand their use in areas where they may not currently apply.

Environmental, Health and Safety and Water Quality Regulation

Our water and wastewater operations are subject to extensive United States federal, state and local laws and regulations, and in the case of our Canadian operations, Canadian laws and regulations governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights and the manner in which we collect, treat, discharge and dispose of wastewater. We are also subject to certain regulations regarding fire protection services in the areas we serve. These regulations include the Safe Drinking Water Act, the Clean Water Act and other federal, state, local and Canadian laws and regulations governing the provision of water and wastewater services, particularly with respect to the quality of water we distribute. We also are subject to various federal, state, local and Canadian laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety and other matters relating to the protection of the environment and health and safety. State PUCs also set conditions and standards for the water and wastewater services we deliver.

Environmental, health and safety and water quality regulations are complex and change frequently. The overall trend has been that they have become more stringent over time. We face the risk that as newer or stricter standards are introduced, they could increase our operating costs. We incur substantial costs associated with compliance with environmental, health and safety and water quality regulation to which our Regulated Businesses are subject. In the past, we have generally been able to recover costs associated with compliance related to environmental, health and safety standards, but this recovery is affected by regulatory lag and the corresponding uncertainties surrounding rate recovery.

We maintain a comprehensive environmental policy including: responsible business practices, compliance with environmental laws and regulations, effective use of natural resources, and stewardship of biodiversity. We believe that our operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations. Water samples across our water system are analyzed on a regular basis for material compliance with regulatory requirements. Across the Company, we conduct over one million water quality tests each year at our laboratory facilities and plant operations including continuous on-line instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. For 2010, we achieved a score of greater than a 99.9% for drinking water compliance—a fact that we are immensely proud of—and according to the EPA statistics, American Water’s performance has been far better than the industry average over the last several years. In fact, in 2009, American Water was 43 times better than the industry average for compliance with drinking water quality standards (Maximum Contaminant Levels) and 81 times better for compliance with drinking water monitoring and reporting requirements.

We participate in the Partnership for Safe Water, the United States EPA’s voluntary program to meet more stringent goals for reducing microbial contaminants. With 66 of our 87 surface water plants receiving the program’s “Director” award, we account for approximately one-third of the 200 plants receiving such awards nationwide. In addition, 62 American Water plants have received the “Five-Year Phase III” award, while 26 have been awarded the “Ten-Year Phase III” award.

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

To effectuate the removal or inactivation of microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and byproducts of the disinfection process. In January 2006, the EPA promulgated the Long-term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectants and Disinfection Byproduct Rule. In October 2006, the EPA finalized the Ground Water Rule, applicable to water systems providing water from underground sources. In 2006, the EPA also proposed revisions to the monitoring and reporting requirements of the existing Lead and Copper Rule. In 2011, we anticipate that the EPA will propose revisions to the Total Coliform Rule. We have been actively involved in the revisions to this rule and were part of a Federal Advisory Committee appointed to negotiate the changes. The EPA is actively considering regulations for a number of contaminants, including hexavalent chromium, fluoride, nitrosamines, perchlorate, some pharmaceuticals and certain volatile organic compounds, but we do not anticipate that any of these regulations will be completed in 2011.

Although it is difficult to project the ultimate costs of complying with the above or other pending or future requirements, we do not expect current requirements under the Safe Drinking Water Act to have a material impact on our operations or financial condition. In addition, capital expenditures and operating costs to comply with environmental mandates traditionally have been recognized by PUCs as appropriate for inclusion in establishing rates. As a result, we expect to fully recover the operating and capital costs resulting from these pending or future requirements.

Clean Water Act

The Federal Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to our wastewater collection systems, our operations require discharge permits under the National Pollutant Discharge Elimination System, (“NPDES”), permit program established under the Clean Water Act. Pursuant to the NPDES program, the EPA or implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. We believe that we maintain the necessary permits and approvals for the discharges from our water and wastewater facilities. From time to time, discharge violations occur at our facilities, some of which result in fines. We do not expect any such violations or fines to have a material impact on our results of operations or financial condition.

Other Environmental, Health and Safety and Water Quality Matters

Our operations also involve the use, storage and disposal of hazardous substances and wastes. For example, our water and wastewater treatment facilities store and use chlorine and other chemicals which generate wastes that require proper handling and disposal under applicable environmental requirements. We also could incur remedial costs in connection with any contamination relating to our operations or facilities or our off-site disposal of wastes. Although we are not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations in the future could result in additional costs. Our facilities and operations also are subject to requirements under the United States Occupational Safety and Health Act and are subject to inspections thereunder. For further information, see “Business—Research and Development.”

Certain of our subsidiaries are involved in pending legal proceedings relating to environmental matters. These proceedings are described further in the section entitled “Item 3—Legal Proceedings.”

Competition and Condemnation

In our Regulated Businesses, we generally do not face direct or indirect competition in providing services in our existing markets because (i) we operate within those markets pursuant to certificates of public convenience and necessity (or similar authorizations) issued by state PUCs; and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a barrier to market entry. Our Regulated Businesses do face competition from governmental agencies, other investor-owned utilities and strategic buyers that are entering new markets and/or making strategic acquisitions. Consolidation is changing the competitive landscape as small local utilities struggle to meet their capital spending requirements and look to partner with investor-owned utilities. We also face competition in offering services to new real estate developers, where we compete with others on the basis of the financial terms we offer for our services, the availability of water and our ability to commence providing services on a timely basis. Our largest investor-owned competitors, based on a comparison of operating revenues and population served, are Aqua America Inc., United Water (owned by Suez Environnement), American States Water Co. and California Water Services Group.

The certificates of public convenience and necessity (or similar authorizations) pursuant to which we operate our Regulated Businesses do not prevent municipalities and rural water and wastewater districts from competing with us to provide water and wastewater utility services. Further, the potential exists that portions of our subsidiaries’ utility assets could be acquired by municipalities or other local government entities through one or more of the following methods:

•	eminent domain (also known as condemnation);

•	the right of purchase given or reserved by a municipality or political subdivision when the original certificate was granted; and

•	the right of purchase given or reserved under the law of the state in which the utility subsidiary was incorporated or from which it received its certificate.

The acquisition consideration related to such a transaction initiated by a local government may be determined consistent with applicable eminent domain law, or may be negotiated or fixed by appraisers as prescribed by the law of the state or in the particular franchise or charter. We believe our operating subsidiaries would be entitled to fair market value for any assets required to be sold, and we are of the opinion that fair market value would be in excess of the book value for such assets.

We are periodically subject to condemnation proceedings in the ordinary course of business. On September 5, 2008, pursuant to a condemnation proceeding, California-American Water Company (“CAWC”) sold the assets of our Felton, California water system, which served approximately 1,330 customers, to the San Lorenzo Valley Water District. The next most recent sale of our water and wastewater systems under threat of condemnation occurred in 2003. We actively monitor condemnation activities that may affect us as soon as we become aware of them. We do not believe that condemnation poses a material threat to our ability to operate our Regulated Businesses.

Our Market-Based Operation

In addition to our Regulated Businesses, we operate the following Market-Based Operations, which generated $311.8 million of operating revenue in 2010 representing 11.5% of total operating revenue for the same periods. Of the lines of business outlined below, no single group within our Market-Based Operations generates in excess of 10% of our aggregate revenue.

Contract Operations Group

Our Contract Operations Group enters into public/private partnerships, including O&M and DBO contracts for the provision of services to water and wastewater facilities for the United States military, municipalities, the food and beverage industry and other customers. We typically make no capital investment under these contracts with municipalities and other customers; instead we perform our services for a fee. During the contract term, we may make limited capital investments under our contracts with the United States military and certain industrial customers. Our Contract Operations Group generated revenue of $225.3 million in 2010, representing 72.3% of revenue for our Market-Based Operations.

We are currently party to more than 250 contracts, varying in size and scope, across the United States and Canada, with contracts ranging in term from two to 50 years. Included in the these contracts are nine 50-year contracts with the Department of Defense for the operation and maintenance of the water and wastewater systems and one 3-year sub-contract with a municipality, acting as primary contractor with the Department of Defense, for similar services on an interim basis until construction of new connections to an existing municipal facility is completed. All of our contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In either event, pursuant to the standard terms of the U.S. government contract termination provisions, we would be entitled to recover allowable costs that we may have incurred under the contract, plus the contract profit margin. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions.

Homeowner Services Group

Our Homeowner Services Group through our Service Line Protection Program, provides services to domestic homeowners and smaller commercial establishments to protect against the cost of repairing broken or leaking water pipes and clogged or blocked sewer pipes inside and outside their accommodations.

We recently introduced LineSaver™, an exclusive program for municipalities and public water systems that is available across the country. The LineSaver™ program involves partnering with municipalities to offer our protection programs to homeowners serviced by the municipal system.

We entered into our first LineSaver™ program partnership with the city of Trenton, New Jersey and are currently discussing partnerships with municipalities across the nation. The Homeowner Services Group has also launched the LineSaver™ Program in Burlington, Iowa.

Our Homeowner Services Group has approximately 835,000 customer contracts in 17 of the states where we operate our Regulated Businesses.

Terratec Environmental Ltd

Our Market-Based Operations also includes our biosolids management group, Terratec, which is located in Canada and provides environmentally sustainable management and disposal of biosolids and wastewater by-products.

Competition

We face competition in our Market-Based Operations from a number of service providers, including Veolia Environnement, American States, OMI and Southwest Water, particularly in the area of O&M contracting. Securing new O&M contracts is highly competitive, as these contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise. We also face competition in maintaining existing O&M contracts to which we are a party, as these fixed term contracts frequently come up for renegotiation and are subject to an open bidding process.

Long-term Opportunities

In the course of pursuing our long-term strategy and growth initiatives, we will concentrate on optimizing our Regulated Businesses’ portfolio as well as sharpening our focus on our Market-Based Operations. Optimization of the portfolio may include acquisition of water or wastewater utilities as well as the divestiture of certain operating companies as the result of the regulatory environment or size.

Customer growth in our Regulated Businesses is driven by (i) organic population growth within our authorized service areas; (ii) adding new customers to our regulated customer base by acquiring water and/or wastewater utility systems; and (iii) the sale of water to other community water systems. Generally, we add customers through tuck-ins of small water and/or wastewater systems, typically serving fewer than 10,000 customers, in close geographic proximity to areas where we currently operate our Regulated Businesses. We will continue to acquire water and wastewater utilities through tuck-ins. The proximity of tuck-in opportunities to our regulated footprint allows us to integrate and manage the acquired systems and operations using our existing management and to achieve efficiencies. Historically, pursuing tuck-ins has been a fundamental part of our growth strategy. We intend to continue to expand our regulated footprint geographically by acquiring water and wastewater systems in our existing markets and, if appropriate, certain markets in the United States where we do not currently operate our Regulated Businesses. We will also seek larger acquisitions that allow us to acquire multiple water and wastewater utility systems in our existing and new markets. Before entering new regulated markets, we will evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards. These acquisitions may include acquisitions of companies that have operations in multiple markets.

While our business mix will continue to focus predominantly on regulated activities, we will pursue opportunities in the Market-Based Operations that are complementary to our Regulated Businesses and our capabilities. Our focus will center around public/private partnerships, including municipalities and divisions of the United States Department of Defense as well as industrial customers. We will continue to capitalize on our

O&M expertise and our existing municipal and federal government relationships while building on our customer base in the industrial sector in identifying and bidding for new ventures that have attractive risk and return characteristics. We will also expand our Homeowner Services business with homeowners and smaller commercial establishments in areas within and beyond our existing regulated footprint.

Currently, management is performing a strategic review of American Water’s portfolio of regulated and market-based business activities designed to identify potential opportunities for achieving a more rationalized portfolio, cost structure improvements and an enhanced financial profile. As a consequence of this review, management may dispose of certain assets or operations or acquire others.

In December 2010, we announced that our subsidiary, Missouri-American Water Company (“MAWC”) entered into an agreement to purchase 11 regulated water systems and 59 wastewater systems in Missouri for approximately $3 million. The transaction, which requires approval by the Missouri Public Service Commission, expands MAWC’s presence in Missouri by approximately 10,000 people. Also, at the same time, we announced that we entered into a separate agreement to sell our regulated 51 water and five wastewater systems in Texas for approximately $6 million. Texas-American Water Company serves approximately 16,000 people in the greater Houston metropolitan area. The acquisition requires approval by the Texas Commission on Environmental Quality. This transaction is a way to strengthen our operations, by creating better economies of scale and providing additional opportunities for both companies to continue providing excellent, local customer service.

In January 2011, we announced that we had entered into an agreement with EPCOR Water (USA) Inc. (“EPCOR USA”) to sell 100 percent of the stock of our regulated water and wastewater operating companies located in Arizona and New Mexico, for an estimated sale price of $470 million, subject to certain adjustments. Our total investment in both subsidiaries was approximately $450 million as of December 31, 2010. We plan to use the proceeds from the sale to reduce both equity and debt financing. The completion of the transaction is subject to customary closing conditions including regulatory approval by the PUCs in both Arizona and New Mexico.

Research and Development

We established a formal research and development program in 1981 with the goal of improving water quality and operational effectiveness in all areas of our business. Our research and development personnel are located in New Jersey. In addition, our quality control and testing laboratory in Belleville, Illinois supports research through sophisticated testing and analysis. Since its inception, our research and development program has evolved to become a leading water-related research program, achieving advancements in the science of drinking water, including sophisticated water testing procedures and desalination technologies.

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

In 2010, we spent $2.77 million on research and development, which represents an increase of 0.7% over the $2.75 million spent in 2009. We spent $2.5 million on research and development costs in 2008. Approximately one-quarter of our research budget is comprised of competitively awarded outside research grants. Such grants reduce the cost of research and allow collaboration with leading national and international researchers.

We believe that continued research and development activities are critical in providing quality and reliable service at reasonable rates, maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Support Services

Our American Water Works Service Company subsidiary provides shared services and corporate governance that achieve economies of scale through central administration. These services are provided predominantly to our Regulated Businesses under the terms of contracts with these companies that have been approved by state PUCs, where necessary. These services, which are provided at cost, may include accounting, administration, business development, corporate secretarial, education and training, engineering, financial, health and safety, human resources, information systems, legal, operations, procurement, rates, security, risk management, water quality and research and development. Limited services are also provided to our Market-Based Operations. These arrangements afford our operating companies professional and technical talent on an economical and timely basis.

We operate two national customer service centers, which are located in Alton, Illinois and Pensacola, Florida and employ approximately 700 people in total.

Our security department provides oversight and governance of physical and information security throughout our operations and is responsible for designing, implementing, monitoring and supporting active and effective physical and information security controls. We have complied with EPA regulations concerning vulnerability assessments and have made filings to the EPA as required. Vulnerability assessments are conducted regularly to evaluate the effectiveness of existing security controls and serve as the basis for further capital investment in security for the facility. Information security controls are deployed or integrated to prevent unauthorized access to company information systems, assure the continuity of business processes dependent upon automation, ensure the integrity of our data and support regulatory and legislative compliance requirements. While we do not make public comments on the details of our security programs, we are in contact with federal, state and local law enforcement agencies to coordinate and improve the security of our water delivery systems and to safeguard our water supply.

Employee Matters

Currently, we employ approximately 7,600 full-time employees. Of these, approximately 3,700 or 49% are represented by unions. We have 84 collective bargaining agreements in place with 18 different unions representing our unionized employees. In September 2010, we declared “impasse” in negotiations of our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The prior agreement expired on July 31, 2010, however negotiations did not produce a new agreement. The Company implemented our “last, best and final” offer in order not to disrupt health care coverage for our employees. At this time, we don’t believe that this circumstance will result in a system wide work stoppage. However, management has developed contingency plans that will be implemented as necessary if a work stoppage or strike does occur. Management does not expect that such a work stoppage or strike would have a material adverse impact on our results of operations, financial position or cash flows of the Company. Over one-third of our local union contracts will expire during 2011. In addition to the expired national benefit agreement, seven local union contracts covering approximately 1,000 employees expired without a new agreement being reached prior to December 31, 2010. In regards to these contracts, there have been no work stoppages.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may obtain a copy of any of these reports, free of charge, from the Investor Relations section of our website, http://www.amwater.com, shortly after we file or furnish the information to the SEC. Information contained on our website shall not be deemed incorporated into, or to be a part of, this report.

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

The American Water corporate governance guidelines and the charters for each of the standing committees of the board of directors together with the American Water Code of Ethics and additional information regarding our corporate governance, are available on our website, http://www.amwater.com, and will be made available, without charge, in print to any shareholder who requests such documents from Investor Relations Department, American Water Works Company, Inc., 1025 Laurel Oak Road, Voorhees, NJ, 08043.

ITEM 1A.	RISK FACTORS

We operate in a market and regulatory environment that involves significant risks, many of which are beyond our control. In addition to the other information included or incorporated by reference in this Form 10-K, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or results of operations, which, in turn could adversely affect the value of our common stock.

Risks Related to Our Industry and Business

Our utility operations are subject to extensive economic regulation. Decisions by state PUCs and other regulatory agencies can significantly affect our business and results of operations.

Our Regulated Businesses provide water and wastewater services to our customers through subsidiaries that are economically regulated by state PUCs. Economic regulation affects the rates we charge our customers and has a significant impact on our business and results of operations. Generally, the state PUCs authorize us to charge rates that they determine are sufficient to recover our prudently incurred operating expenses, to enable us to finance the addition of new, or the replacement of existing, water and wastewater infrastructure and to allow us the opportunity to earn what they determine to be an appropriate rate of return on our invested capital and a return of our invested capital.

Our ability to meet our financial objectives depends upon the rates authorized by the various state PUCs. We periodically file rate increase applications with state PUCs. The ensuing administrative process may be lengthy and costly. We can provide no assurances that our rate increase requests will be granted. Even if approved, there is no guarantee that approval will be given in a timely manner or at a sufficient level to cover our expenses and the recovery of our investment and/or provide us an opportunity to earn an appropriate rate of return on our investment and a return of our investment. If the authorized rates are insufficient to cover operating expenses, to allow for the recovery of our investment and to provide an appropriate return on invested capital, or if rate increase decisions are delayed, our financial condition, results of operations, cash flows and liquidity may be adversely affected. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on our invested capital and/or a return of our invested capital that are permitted by state PUCs as billings to customers are based on usage rather than a fixed amount.

Our operations and the quality of water we supply are subject to extensive environmental laws and regulations. Compliance with increasingly stringent laws and regulations could impact our operating costs; and violations of such laws and regulations could subject the company to substantial liabilities and costs.

Our water and wastewater operations are subject to extensive United States federal, state and local laws and regulations and, in the case of our Canadian operations, Canadian laws and regulations that govern the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. These requirements include the United States Clean Water Act of 1972, which we refer to as the Clean Water Act, and the United States Safe Drinking Water Act of 1974, which we refer to as the Safe Drinking Water Act, the amendments to and reauthorizations of the Clean Water and Safe Drinking Water Acts, and similar state and Canadian laws and regulations. We are also required to obtain various environmental permits from regulatory agencies for our operations. State PUCs also set conditions and standards for the water and wastewater services we deliver. If we deliver water or wastewater services to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs or damage to our reputation. In the most serious cases, regulators could force us to discontinue operations and sell our operating assets to another utility or municipality. Given the nature of our business which, in part, involves supplying water for human consumption, any potential non-compliance with, or violation of, environmental laws or regulations would likely pose a more significant risk to us than to a company not similarly involved in the water and wastewater industry.

We incur substantial operating and capital costs on an ongoing basis to comply with environmental laws and regulations and other health and safety and water quality regulations. These laws and regulations, and their enforcement, have tended to become more stringent over time, and new or stricter requirements could increase our costs. Although we may seek to recover ongoing compliance costs in our rates, there can be no guarantee that the various state PUCs or similar regulatory bodies that govern our Regulated Businesses would approve rate increases to recover such costs or that such costs will not adversely and materially affect our financial condition, results of operations, cash flows and liquidity.

We may also incur liabilities under environmental laws and regulations requiring us to investigate and clean up environmental contamination at our properties, including potential spills of hazardous chemicals, such as chlorine, which we use to treat water or at off-site locations where we have disposed of waste or caused adverse environmental impacts. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs and could adversely affect our financial condition, results of operations, cash flows and liquidity. Such remediation costs may not be covered by our insurance policies and may make it difficult for us to secure insurance at acceptable rates in the future.

Changes in laws and regulations over which we have no control and changes in certain agreements can significantly affect our business and results of operations.

Any governmental entity that regulates our operations may enact new legislation or adopt new regulations or policies at any time, and new judicial decisions may change the interpretation of existing legislation or regulations at any time. The individuals who serve as regulators are elected or are political appointees. Therefore, elections which result in a change of political administration or new appointments may also result in changes in the individuals who serve as regulators and the policies of the regulatory agencies that they serve. New laws or regulations, new interpretations of existing laws or regulations, or changes in agency policy, including those as a response to shifts in public opinion, or conditions imposed during the regulatory hearing process may affect our business in a number of ways, including the following:

•	making it more difficult for us to raise our rates and, as a consequence, to recover our costs or earn our expected rates of return;

•	changing the determination of the costs, or the amount of costs, that would be considered recoverable in rate cases;

•	changing water quality or delivery service standards or wastewater collection, treatment, discharge and disposal standards with which we must comply;

•	restricting our ability to terminate our services to customers who owe us money for services previously provided or limiting our bill collection efforts;

•	requiring us to provide water services at reduced rates to certain customers;

•	restricting our ability to buy or sell assets or issue securities;

•	changing regulatory constructs that impact the benefits we expected to receive when we began offering services in a particular area;

•	changing or placing additional limitations on change in control requirements relating to any concentration of ownership of our common stock;

•	making it easier for governmental entities to convert our assets to public ownership via eminent domain;

•

placing limitations, prohibitions or other requirements on the sharing of information and transactions by or between a utility and its affiliates, including the parent, its service company and any other subsidiary of the parent;

•	restricting or prohibiting our extraction of water from rivers, streams, reservoirs or aquifers; and

•	revoking or altering the terms of the certificates of public convenience and necessity (or similar authorizations) issued to us by state PUCs.

Any of these changes or any other changes in laws, regulations, judicial decisions, or agency policies applicable to us may have an adverse effect on our business, financial condition, results of operations, cash flows and liquidity.

Availability of water supplies, restrictions on use, natural hazards, weather conditions and competing uses may interfere with our sources of water, demand for water services and our ability to supply water to customers.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. As a general rule, sources of public water supply, including rivers, lakes, streams and groundwater aquifers are held in the public trust and are not owned by private interests. As such, we typically do not own the water that we use in our operations, and the availability of our water supply is established through allocation rights (based on statutory or common law principles) and passing-flow requirements set by governmental entities. Passing-flow requirements set minimum volumes of water that must pass through specified water sources, such as rivers and streams, in order to maintain environmental habitats and meet water allocation rights of downstream users. Allocation rights are imposed to ensure sustainability of major water sources and passing flow requirements are most often imposed on source waters from smaller rivers, lakes and streams. These requirements can change from time to time and adversely impact our water supply. Drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water. For example, in our Monterey County, CA operations, in order to augment our sources of water supply, we have implemented conservation rates and other programs to address demand and are utilizing aquifer storage and recovery facilities to store winter water for summer use. In December 2010, we obtained approval from the state PUC for construction of a regional desalination plant, which is intended to provide an alternate water source for the Monterey Peninsula.

Governmental restrictions on water use may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition and results of operations. Seasonal drought conditions that would impact our water services are possible across all of our service areas. If a regional drought were to occur affecting our service areas and adjacent systems, governmental restrictions may be imposed on all systems within a region independent of the supply adequacy of any individual system. There were voluntary conservation efforts or water use restrictions implemented during certain periods of 2010 in parts of Virginia. Following drought conditions, water demand may not return to pre-drought levels even after restrictions are lifted.

Service interruptions due to severe weather events are possible across all our service areas. These include winter storms and freezing conditions in our colder climate service areas, high wind conditions in our service areas known to experience tornados, earthquakes in our service areas known to experience seismic activity, high water conditions for our facilities located in or near designated flood plains, hurricanes in our coastal service areas and severe electrical storms which are possible across all of our service areas. These weather events may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. Any interruption in our ability to supply water or to collect, treat and properly dispose of wastewater, or any costs associated with restoring service, could adversely affect our financial condition and results of operations. Furthermore, losses from business interruptions or damage to our facilities might not be covered by our insurance policies and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

Declining water usage per residential customer may reduce our long-term revenues, financial condition and results of operations.

Increased water conservation, including through the use of more efficient household fixtures and appliances among residential consumers, combined with declining household sizes in the United States, has contributed to a trend of declining water usage per residential customer. Our Regulated Businesses are heavily dependent upon revenue generated from rates we charge to our residential customers for the volume of water they use. The rate we charge for our water is regulated by state PUCs, and we may not unilaterally adjust our rates to reflect changes in demand. Declining usage will have a negative impact on our long-term operating revenues if we are unable to secure rate increases or to grow our residential customer base to the extent necessary to offset the residential usage decline.

Regulatory and environmental risks associated with the collection, treatment and disposal of wastewater may impose significant costs.

The wastewater collection, treatment and disposal operations of our subsidiaries are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in rates. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. Moreover, in the event that we are deemed liable for any damage caused by overflow, our losses might not be covered by insurance policies, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

Our Regulated Businesses require significant capital expenditures and may suffer if we fail to secure appropriate funding to make investments, or if we suffer delays in completing major capital expenditure projects.

The water and wastewater utility business is very capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment. In 2010, we invested $765.6 million in net Company-funded capital improvements. We expect the level of capital expenditures necessary to maintain the integrity of our systems could increase in the future. We fund these projects from cash generated from operations, borrowings under our revolving credit facility and commercial paper programs and through the issuance of long-term debt and equity securities. We can provide no assurances that we will be able to access the debt and equity capital markets on favorable terms or at all.

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

If we are unable to obtain sufficient capital, we may fail to maintain our existing property, plant and equipment, realize our capital investment strategies, meet our growth targets and successfully expand the rate base upon which we are able to earn future returns on our investment and a return of our investment. Even if we have adequate resources to make required capital expenditures, we face the additional risk that we will not complete our major capital expenditures on time, as a result of construction delays or other obstacles. Each of these outcomes could adversely affect our financial condition and results of operations. We also face the risk that after we make substantial capital expenditures, the rate increases granted to us by state PUCs may not provide a sufficient opportunity to recover our prudently incurred operating expenses and to allow us the opportunity to earn an appropriate rate of return on our invested capital and a return of our invested capital.

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

We own approximately 100 dams. A failure of any of those dams could result in injuries and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

We also are required from time to time to decommission, repair or upgrade the dams that we own. The cost of such repairs can be and has been material. We might not be able to recover such costs through rates. The inability to recover these higher costs or regulatory lag in the recovery of such costs can affect our financial condition, results of operations, cash flows and liquidity. The federal and state agencies that regulate our operations may adopt rules and regulations requiring us to dismantle our dams. In Monterey County, CA, we filed an application with the California Public Utilities Commission (“CPUC”) on September 22, 2010 to seek approval for removal of the San Clemente Dam on the Carmel River. The application includes a proposal that certain funding for the project would come from state and federal sources. We can provide no assurances that any state or federal funding will be made available.

Any failure of our network of water and wastewater pipes and water reservoirs could result in losses and damages that may affect our financial condition and reputation.

Our operating subsidiaries distribute water and collect wastewater through an extensive network of pipes and store water in reservoirs located across the United States. A failure of major pipes or reservoirs could result in injuries and property damage for which we may be liable. The failure of major pipes and reservoirs may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water and wastewater delivery requirements prescribed by governmental regulators, including state PUCs with jurisdiction over our operations, and adversely affect our financial condition, results of operations, cash flows, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

Contamination of our sources of water could result in service interruptions and human exposure to hazardous substances and subject our subsidiaries to civil or criminal enforcement actions, private litigation and cleanup obligations.

Our water supplies are subject to contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as perchlorate and methyl tertiary butyl ether (“MTBE”), and possible terrorist attacks. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the supply of water from another water source, including, in some cases, through the purchase of water from a third-party supplier. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply in a cost-effective manner, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected. We might not be able to recover costs associated with treating or decontaminating water supplies through rates, or such recovery may not occur in a timely manner. Moreover, we could be held liable for environmental damage as well as damages arising from toxic tort, contractual obligations or other lawsuits or criminal enforcement actions, or other consequences arising out of human exposure to hazardous substances in our drinking water supplies.

Our business transformation initiative (“BT”) involves risks, could result in higher than expected costs or otherwise adversely impact our operations and profitability.

We have undertaken a business transformation project, which is intended to upgrade our antiquated and manual processes and systems. This multi-year, enterprise-wide initiative is intended to support our broader strategic initiatives. The project is intended to optimize workflow throughout our field operations, improve our back-office operations and enhance our customer service capabilities. The scale and anticipated future costs associated with the business transformation project are significant and we could incur significant costs in excess of what we are planning to spend. Any technical or other difficulties in developing or implementing this initiative may result in delays, which, in turn, may increase the costs of the project. When we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Further, we may not realize the cost improvements and greater efficiencies we hope for as a result of the project. In addition, we can provide no guarantee that we will be able to achieve timely or adequate rate recovery of these increased costs associated with the transformation project.

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

We incur significant production costs in connection with the delivery of our water and wastewater services. Our production costs are driven by purchased water, chemicals used to treat water and wastewater as well as electricity and fuel, which are used to operate pumps and other equipment used in water treatment and delivery and wastewater collection, treatment and disposal. We also incur production costs for waste disposal. For 2010, production costs accounted for 23.5% of our total operations and maintenance costs. These costs can and do increase, sometimes unexpectedly and in substantial amounts.

Our Regulated Businesses might not be able to recover increases in the costs of chemicals, electricity, fuel, other significant inputs or waste disposal through rates, or such recovery may not occur in a timely manner. Our Market-Based Businesses may not be able to recover these costs in contract prices or other terms. The inability to recover these higher costs can affect our financial condition, results of operations, cash flows and liquidity.

Risks associated with potential acquisitions or investments may adversely affect us.

We will continue to seek to acquire or invest in additional regulated water and/or wastewater systems that we believe will permit us to achieve a more rationalized portfolio, cost structure improvements and an enhanced financial profile, including acquiring systems in markets in the United States where we do not currently operate our Regulated Businesses and through tuck-ins. We will also continue to seek to enter into related market-based businesses and services that complement our businesses. These transactions may result in:

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

Risks associated with potential disposition of certain assets may adversely affect us.

The Company is performing a strategic review of its portfolio of regulated and market-based business activities, designed to identify potential opportunities for achieving a more rationalized portfolio, cost structure improvements and an enhanced financial profile. As a consequence of this review, management may determine to seek to dispose of certain assets or operations. The demands of identifying and transitioning newly disposed businesses may divert management’s attention from other business concerns and otherwise disrupt our business. We may also experience difficulty in obtaining required regulatory approvals for dispositions, and any regulatory approvals we obtain may require us to agree to costly and restrictive conditions imposed by regulators. Any of these risks may adversely affect our financial condition, results of operations and cash flows.

Capital markets have experienced a significant period of dislocation and instability, which could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on our revolving credit facility, commercial paper programs and the capital markets to satisfy our liquidity needs. Disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. In order to meet our short-term liquidity needs we borrowed under our existing $840 million revolving credit facility. Commitments under this revolving credit facility of $685 million mature on September 15, 2013, and the remaining $155 million of commitments expire on September 15, 2012. American Water Capital Corp. (“AWCC”), our financing subsidiary, had no outstanding borrowings under the credit facilities and $36.4 million of outstanding letters of credit under this credit facility as of February 22, 2011. AWCC had $194.7 million of outstanding commercial paper as of February 22, 2011. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under the Company’s pension and postretirement benefit plans and could significantly impact our results of operations and financial position. The Company has significant obligations in these areas and the Company holds significant assets in these trusts. These assets are subject to market fluctuations, which may affect investment returns, that may fall below the Company’s projected return rates. A decline in the market value of the pension and postretirement benefit plan assets will increase the funding requirements under the Company’s pension and postretirement benefit plans if the actual asset returns do not recover these declines in value. Additionally, the Company’s pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or increases in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans. Also, future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, and our results of operations and financial position of the Company could be negatively affected.

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

As a result of any of these factors, we may be required to find alternative suppliers for the raw materials and services on which we rely. Accordingly, we may experience delays in obtaining appropriate raw materials and services on a timely basis and in sufficient quantities from such alternative suppliers at a reasonable price, which could interrupt services to our customers and adversely affect our revenues, financial condition, results of operations, cash flows and liquidity.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations or require us to effect additional dilutive equity issuances.

Our total assets include substantial goodwill. At December 31, 2010, our goodwill totaled $1,250.7 million. The goodwill is primarily associated with the acquisition of American Water by an affiliate of RWE in 2003 and the acquisition of E’Town Corporation in 2001. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. Annual impairment reviews are performed at November 30 of each year and interim reviews are performed when management determines that a triggering event has occurred. We have been required to reflect, as required by the applicable accounting rules, non-cash charges to operating results for goodwill impairments in the past. In the first quarter of 2009, we recorded a non-cash charge to operating results for a goodwill impairment in the amount of $450.0 million. In addition, we recorded non-cash charges to operating results for a goodwill impairment in the amounts of $750.0 million, $509.3 million and $227.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts include impairments relating to discontinued operations. As a result of these impairments, net income was reduced by $443.0 million, $738.5 million, $501.5 million and $223.6 million in 2009, 2008, 2007 and 2006, respectively.

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

On September 5, 2008, under threat of condemnation, CAWC sold the assets of our Felton, California water system, which served approximately 1,330 customers, to the San Lorenzo Valley Water District. If a municipality or other government subdivision succeeds in acquiring the assets of one or more of our Regulated Businesses through eminent domain, there is a risk that we will not receive adequate compensation for the business, that we will not be able to keep the compensation, or that we will not be able to divest the business without incurring significant one-time charges.

We may not be able to fully utilize our U.S. and state net operating loss carryforwards.

As of December 31, 2010, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $1,185.3 million and $714.7 million, respectively. Our federal NOL carryforwards begin to expire in 2024, and our state NOL carryforwards will expire between 2011 and 2030. Our ability to utilize our NOL carryforwards is primarily dependent upon our ability to generate sufficient taxable income. Moreover, because the RWE divestiture was considered an “ownership change” under Section 382 of the Internal Revenue Code, the amount of NOL carryforwards that may be utilized in any year is limited. Our management believes the federal NOL carryforwards are more likely than not to be recovered and currently require no valuation allowance. The establishment or increase of a valuation allowance would increase our deferred income tax assets and reduce our net income. However, at December 31, 2010, $274.3 million of the state NOL carryforwards have been offset by a valuation allowance because the Company does not believe these NOLs are more likely than not be realized in the future.

Our actual results may differ from those estimated by management in making its assessment as to our ability to use the NOL carryforwards. Moreover, changes in income tax laws, the economy and general business environment could affect the future utilization of the NOL carryforwards. If we are unable to fully utilize our NOL carryforwards to offset taxable income generated in the future, our financial position, results of operations and cash flows could be materially adversely affected.

Our Market-Based Operations, through American Water (excluding our regulated subsidiaries), provide performance guarantees and other forms of financial security to our public-sector and public clients that could be claimed by our clients or potential clients if we do not meet certain obligations.

Under the terms of some of our indebtedness and some of our agreements for the provision of services to water and wastewater facilities with municipalities, other governmental entities and other customers, American Water (excluding its regulated subsidiaries) provides guarantees of the performance of our Market-Based Operations, including financial guarantees or deposits, to ensure performance of certain obligations. At

December 31, 2010, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $3,279.0 million, and this amount is likely to increase if our Market-Based Operations grow. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms. All of our contracts with the Department of Defense for the operation and maintenance of water and wastewater systems may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. The contract price for each of these military contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions. In addition, if the obligor on the instrument fails to perform certain obligations to the satisfaction of the party that holds the performance commitments, that party may seek to enforce the performance commitments against us or proceed against the deposit. In that event, our financial condition, results of operations, cash flows and liquidity could be adversely affected.

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

Our Market-Based Operations are party to long-term contracts to operate and maintain water and wastewater systems under which we may incur costs in excess of payments received.

Some of our Market-Based Operations enter into long-term contracts pursuant to which they agree to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities, which includes responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Our Market-Based Operations are generally subject to the risk that costs associated with operating and maintaining the facilities may exceed the fees received from the municipality or other contracting party. In addition, directly or through our market-based subsidiaries, we often guarantee our Market-Based Operations’ obligations under those contracts. Losses under these contracts or guarantees may adversely affect our financial condition, results of operations, cash flows and liquidity.

We rely on our information technology (“IT”) systems to assist with the management of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.

Our IT systems are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and cause our results of operations to be reduced. We depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also allow us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers. Our IT systems are vulnerable to damage or interruption from:

•	power loss, computer systems failures, and internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of customer data due to security breaches, misappropriation and similar events;

•	computer viruses;

•	intentional acts of vandalism and similar events; and

•	hurricanes, fires, floods, earthquakes and other natural disasters.

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

Our indebtedness could affect our business adversely and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.

As of December 31, 2010, our indebtedness (including preferred stock with mandatory redemption requirements) was $5,708.0 million, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital or capital expenditures;

•	exposing us to interest rate risk with respect to the portion of our indebtedness that bears interest at a variable rate;

•	limiting our ability to pay dividends on our common stock or make payments in connection with our other obligations;

•

likely requiring that a portion of our cash flows from operations be dedicated to the payment of the principal of and interest on our debt, thereby reducing funds available for future operations, acquisitions, dividends on our common stock or capital expenditures;

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

We will depend primarily on operations to fund our expenses and to pay the principal and interest on our outstanding debt. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors beyond our control. If we do not have sufficient cash flows to pay the principal and interest on our outstanding debt, we may be required to refinance all or part of our existing debt, sell assets, borrow additional funds or sell additional equity. If our business does not generate sufficient cash flows from operations, or if we are unable to incur indebtedness sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to changes in our business that would prevent us from maintaining or increasing our business and cause our operating results and prospects to be affected adversely.

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

Currently, approximately 3,700 of our employees, or 49% of our total workforce, are unionized and represented by 18 different unions. Approximately one-third of our 84 union collective bargaining agreements expire annually, with 38 agreements covering 1,546 employees scheduled to expire before the end of 2011. We might not be able to renegotiate labor contracts on terms that are favorable to us and negotiations or dispute resolutions undertaken in connection with our labor contracts could be delayed or become subject to the risk of labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations may all adversely affect our financial condition, results of operations, cash flows and liquidity. In 2010, we declared “impasse” in negotiations of our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The prior agreement expired on July 31, 2010, however negotiations did not produce a new agreement. The Company implemented our “last, best and final” offer in order not to disrupt health care coverage for our employees. We cannot provide assurance that a work stoppage or strike would not have a material adverse impact on our results of operations, financial position or cash flows.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules and regulations that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2010, which requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). However, from 2003 until the completion of our initial public offering in April 2008, as an indirect wholly-owned subsidiary of RWE, we were not required to maintain a system of effective internal controls or comply with the requirements of the SEC and the Sarbanes-Oxley Act, nor to prepare our own consolidated financial statements. In connection with the preparation of our consolidated financial statements as of December 31, 2006, we and our independent registered public accountants identified six material weaknesses in our internal controls over financial reporting, each of which could have resulted in a material misstatement of our annual or interim consolidated financial statements. Since that time, we have addressed all areas of material weakness. As of December 31, 2009 and December 31, 2010, we and our independent registered public accountants have tested the effectiveness of controls designated to address the weaknesses and, based on the results of these tests, no longer consider these control deficiencies to be material weaknesses. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Internal Control and Remediation Initiatives.” Moreover, we cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses, any of which may subject us to additional regulatory scrutiny, and cause future delays in filing our financial statements and periodic reports with the SEC. Any such delays in the filing of our financial statements and periodic reports may result in a loss of public confidence in the reliability of our financial statements and sanctions could be imposed on us by the SEC. We believe that any such misstatements or delays could negatively impact our liquidity, access to capital markets, financial condition and the market value of our common stock or cause a downgrade in the credit ratings of American Water or AWCC.

We may be required to adopt International Financial Reporting Standards (“IFRS”), or other accounting or financial reporting standards, the ultimate adoption of which could negatively impact our business, financial condition or results of operations.

We could be required to adopt IFRS or other accounting or financial reporting standards different from GAAP in the United States of America, which is currently applicable to our accounting and financial reporting. In 2008, the SEC released a timetable for the adoption of IFRS according to which we could be required to adopt IFRS by 2016. Under GAAP, we are subject to the accounting procedures for accounting for the effects of certain types of regulation, which, among other things, allow us to defer certain costs if we believe it is probable that we will be allowed to recover those costs by future rate increases. Currently, IFRS does not contain provisions equivalent to the current GAAP accounting procedures. The implementation and adoption of new accounting or financial reporting standards could affect our reported performance, which in turn could favorably or unfavorably impact our business, financial condition or results of operations. Furthermore, the transition to and application of new accounting or financial reporting standards could result in increased administrative costs.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to an interest rate swap contract with a financial institution to hedge against the fair value of our debt and may enter into additional interest rate swap contracts in the future. Changes in the fair value of these derivative financial instruments are not cash flow hedges and, thus, are reported in income, and accordingly could materially affect our reported income in any period. In addition, our hedging strategy may not be effective to mitigate adverse effects on our profitability during any period in which interest rates change, and the costs of this hedging strategy may exceed the benefits. Moreover, in the light of current economic uncertainty and financial institution failures in the recent past, we may be exposed to the risk that our counterparty in a derivative transaction may be unable to perform its obligations as a result of being placed in receivership or otherwise. In the event that a counterparty to a material derivative transaction is unable to perform its obligations thereunder, we may experience material losses that could materially adversely affect our results of operations and financial condition.

The global economic and financial market environment may adversely affect our business and operations.

The existing and continuing global economic and financial market environment has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which could have a negative impact on our business, results of operations, financial condition and liquidity. Our customers and suppliers may or will be severely affected by the current economic turmoil. Current or potential customers and suppliers may no longer be in business, may be unable to continue to pay for our services or may decide to reduce their consumption of our services, all of which could lead to reduced demand for our services, reduced operating income, an increased incidence of customer payment delays, or defaults for services delivered. Further, suppliers may not be able to supply us in a timely manner, may increase prices, or go out of business, which could result in our inability to meet consumer demand. As such, a continuing negative global economic and financial market environment could adversely affect our financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, software rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water, and the collection and treatment of wastewater. Substantially all of our properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of our mortgage bonds. We lease our corporate offices, equipment and furniture, located in Voorhees, New Jersey from certain of our wholly-owned subsidiaries. These properties are utilized by our directors, officers and staff in the conduct of the business.

Our regulated subsidiaries own, in the states in which they operate, transmission and distribution mains, pump stations, treatment plants, storage tanks, reservoirs and related facilities. A substantial acreage of land is owned by our Regulated Businesses, the greater part of which is located in watershed areas, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. Our Market-Based Operations’ properties consist mainly of spreading and waste transportation equipment, office furniture and IT equipment and are primarily located in New Jersey and Canada. Approximately 50% of all our properties are located in New Jersey and Pennsylvania.

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

In 1995, the California State Water Resources Control Board issued an administrative order to CAWC requiring CAWC to implement an alternative water supply in lieu of diversions from the Carmel River. The State Water Resources Control Board held new administrative hearings in the summer of 2008 to address claims that CAWC has exceeded its water diversion rights in the Carmel River and has not diligently pursued establishing an alternative water supply as required by the State Water Resources Control Board’s 1995 order. The State Water Resources Control Board adopted a Cease and Desist Order applicable to CAWC on October 20, 2009. The 2009 Order finds that CAWC has not sufficiently implemented actions to terminate its unpermitted diversions from the Carmel River as required by the 1995 order. The 2009 Order requires, among other things, that CAWC significantly decrease its yearly diversions from the Carmel River according to a set reduction schedule running from the date the Order was adopted until December 31, 2016, at which point all unpermitted diversions must end. The 2009 Order also requires that CAWC plan, design and implement, within twenty-four months of the date the Order was adopted, projects designed to reduce the need for Carmel River diversions. We have appealed the 2009 Order to the Superior Court of California challenging the findings and requirements of that Order. We can provide no assurances, however, that the appeal will be successful or that, if unsuccessful, we will be able to comply with the requirements under the 2009 Order or that any such compliance will not result in material additional costs or obligations to us. On December 2, 2010, the state PUC approved CAWC’s participation in a regional desalination project, which, when operating, is intended to fulfill CAWC’s obligation under the 1995 order, in addition to other obligations.

In 1998, the National Oceanic and Atmospheric Administration, which we refer to as NOAA, listed the South Central California Coast Steelhead trout as threatened pursuant to the federal Endangered Species Act, and subsequently designated the Carmel River as critical habitat for those trout. In 2001, CAWC entered into a conservation agreement with NOAA, requiring CAWC to implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed, study the removal of the San Clemente Dam and explore long-term water sources other than a new reservoir in the Carmel River. Since that time, CAWC has implemented a number of measures to reduce the impact of its operations on the steelhead trout and other species, including pursuing permits to construct the previously mentioned desalination project as an alternative source of water. In early 2004, NOAA informed CAWC of its concern that CAWC’s ongoing operations would cause the “take” of significant numbers of steelhead trout during the several remaining years required to implement the desalination project. In June 2006, CAWC and NOAA entered a settlement agreement whereby CAWC agreed to fund certain additional projects to improve habitat conditions for and aid in the recovery of steelhead trout in the Carmel River watershed. Under this 2006 agreement, CAWC is required, among other things, to make an initial payment of $3.5 million plus six annual installments of $1.1 million. The settlement agreement requires that all payments made by CAWC to NOAA be used for mitigation projects in the Carmel River watershed. NOAA has agreed not to assess any penalties or otherwise prosecute CAWC for any “take” of steelhead trout, so long as CAWC complies with the settlement agreement. Effective March 3, 2009, the Company and NOAA executed an amended settlement agreement to allow the required payments to be made to and managed by a California state agency under an existing mitigation program thereby ensuring that settlement payments will be used for mitigation projects in the Carmel River watershed. The 2009 amendment also extended the duration of the agreement for an additional year. Consistent with the amended agreement, the Company paid an initial $3.5 million in April 2009, made the first $1.1 million installment payment in July 2010, and is scheduled to make the second $1.1 million installment payment in July 2011. The settlement agreement also requires the Company and NOAA to meet and negotiate a resolution to NOAA’s concerns regarding changes to the Company’s operations on the Carmel River to protect the fish and improve its habitat. The Company and NOAA are currently engaged in this second phase of negotiations. On March 14, 2008, the Sierra Club and the Carmel River Steelhead Association notified CAWC of their intent to file a citizen suit, 60 days therefrom, for violations of the federal Endangered Species Act alleging the “take” of steelhead trout by CAWC along the Carmel River and seeking injunctive relief to reduce river water diversions and increase river flow and fish passage facilities. On June 25, 2009, the Sierra Club and the Carmel River Steelhead Association filed suit in United States District Court for the Northern District of California, seeking to enjoin the Company’s pumping on the Carmel River. The suit was dismissed on the Company’s motion on January 8, 2010. The Sierra Club and the Carmel River Steelhead Association also filed an administrative complaint with the California State Water Resources Control Board in December 2008 claiming that certain fish passage facilities do not meet existing permit requirements. CAWC also undertakes activities to protect the threatened California red-legged frog and its habitat in the Carmel River pursuant to a prior agreement with the U.S. Fish and Wildlife Service (“USFWS”). This agreement is currently expired, and CAWC is in discussions with USFWS to renew the agreement.

In October 2010, a proceeding was commenced against American Water Canada Corporation, our Canadian subsidiary, and its client alleging the violation of the Ontario Safe Drinking Water Act, in connection with the temporary failure of an alum pump used for disinfection of the Elgin Area drinking water system. The Company believes it has valid defenses to these allegations and intends to vigorously defend them. While it is possible the consequence of the proceeding could result in penalties, the Company does not anticipate they will be material.

In addition, in November 2010, a proceeding was commenced against Terratec Environmental Ltd., one of our Canadian subsidiaries, alleging the violation of the Ontario Water Resource Act, in connection with the alleged discharge of anaerobic digestate into a creek that leads to Lake Ontario. The Company has not received discovery from the government regarding this matter. While it is possible the consequence of the proceeding could result in penalties, the Company does not anticipate they will be material.

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will materially affect our financial position or results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to April 23, 2008, there was no established public trading market for our common stock. Since April 23, 2008, our common stock has traded on the NYSE under the symbol “AWK.” As of February 22, 2011, there were 175,211,592 shares of common stock outstanding and approximately 659 record holders of common stock.

The following table sets forth the per-share range of the high and low closing sales prices of our common stock as reported on the NYSE and the cash dividends paid and declared per share for the years ended December 31, 2010 and 2009.

	2010					2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Dividends paid per common share	$0.21	$0.21	$0.22	$0.22	$0.86	$0.20	$0.20	$0.21	$0.21	$0.82
Dividend declared per common share	$0.21	$0.21	$0.22	$0.22	$0.86	$0.20	$0.20	$0.21	$0.21	$0.82
Price range of common stock
—High	$23.23	$22.15	$23.49	$25.73	$25.73	$21.48	$19.26	$20.48	$22.68	$22.68
—Low	$20.75	$19.92	$20.00	$23.47	$19.92	$16.53	$16.80	$18.28	$18.97	$16.53

For information on securities authorized for issuance under our equity compensation please, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of operations data(1):
Operating revenues	$2,710,677	$2,440,703	$2,336,928	$2,214,215	$2,093,067
Goodwill impairment charges	—	$450,000	$750,000	$509,345	$221,685
Operating income (loss)	$748,091	$173,609	$(186,896)	$15,129	$252,513
Income (loss) from continuing operations	$267,827	$(233,083)	$(562,421)	$(342,275)	$(155,850)
Income (loss) from continuing operations per basic common share(2)	$$1.53	$(1.39)	$(3.52)	$(2.14)	$(0.97)
Income (loss) from continuing operations per diluted common share(2)	$$1.53	$(1.39)	$(3.52)	$(2.14)	$(0.97)

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Cash and cash equivalents	$13,112	$22,256	$9,542	$13,481	$29,754
Utility plant and property, net of depreciation	$11,058,565	$10,523,844	$9,991,783	$9,199,909	$8,605,341
Total assets	$14,079,773	$13,452,651	$13,231,818	$12,951,327	$12,783,059
Short-term and long-term debt	$5,684,730	$5,461,745	$5,278,895	$4,991,806	$4,103,532
Redeemable preferred stock	$23,271	$23,946	$24,150	$24,296	$1,774,475
Total debt and redeemable preferred stock	$5,708,001	$5,485,691	$5,303,045	$5,016,102	$5,878,007
Common stockholders’ equity	$4,127,725	$4,000,859	$4,102,001	$4,542,046	$3,817,397
Preferred stock without mandatory redemption requirements	$4,547	$4,557	$4,557	$4,568	$4,568
Total stockholders’ equity	$4,132,272	$4,005,416	$4,106,558	$4,546,614	$3,821,965

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Other data:
Cash flows provided by (used in):
Operating activities	$774,933	$596,156	$552,169	$473,712	$323,748
Investing activities	$(746,743)	$(703,611)	$(1,033,667)	$(746,578)	$(691,438)
Financing activities	$(37,334)	$120,169	$477,559	$256,593	$332,367
Construction expenditures, included in investing activities	$(765,636)	$(785,265)	$(1,008,806)	$(750,810)	$(682,863)
Dividends declared per common share	$0.86	$0.82	$0.40	$—	$—

(1)	On September 28, 2007, Thames US Holdings, at the time an indirect wholly-owned subsidiary of RWE, was merged with and into American Water, with American Water as the surviving entity. American Water was an indirect wholly-owned subsidiary of RWE until its initial public offering in April 2008. The historical consolidated financial statements of American Water represent the consolidated results of the Company, formerly issued under the name Thames Water Aqua US Holdings, Inc. and Subsidiary Companies.
(2)	The number of shares used to compute income (loss) from continuing operations per basic common share and income (loss) from continuing operations per diluted common share for the fiscal years ended December 31, 2007 is 160.0 million after giving effect to the 160,000-for-1 stock split on November 7, 2007. For the years ended December 31, 2009 and 2008, there are no dilutive incremental common shares included in diluted earnings per share as all potentially dilutive instruments would be anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Form 10-K. You should read “Risk Factors” and “Forward-Looking Statements.” Certain 2009 and 2008 amounts have been reclassified to conform to the 2010 presentation.

Executive Overview

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our more than 7,000 employees provide drinking water, wastewater and other water related services to approximately 15 million people in more than 30 states and in two Canadian provinces. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters. Our Regulated Businesses currently provide services in 20 states and in 2010 served approximately 3.3 million customers based on the number of connections to our water and wastewater networks. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Operations. As noted under “Business Section,” our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to (i) economic utility regulation; (ii) economic environment; (iii) the need for infrastructure investment; (iv) an overall trend of declining water usage per customer; (iv) weather and seasonality; and (vi) access to and quality of water supply.

In 2010, we continued to execute on our strategy of providing value to our customers and shareholders by delivering solid financial results, making capital investments in our infrastructure and focusing on efforts to earn an appropriate rate of return on prudent investments. Also in 2010, we continued to bring new water solutions to challenged water and wastewater systems by acquiring several smaller systems in Pennsylvania, Indiana and Missouri. As part of our strategic review of our business activities, the company ended the year with an agreement to acquire 11 water and 59 wastewater systems in Missouri, leveraging the strength of our large-scale operations in that state. Also, in a separate agreement, we agreed to sell our smaller regulated operations located in Texas. These transactions are expected to be finalized during 2011.

2010 Financial Results

Our results for the year ended December 31, 2010 demonstrated significant progress in difficult and challenging economic and regulatory environments. We continued to increase our net income, while making significant capital investment in our infrastructure and implementing operational efficiency improvements necessary to offset increases in production and employee benefit costs. In 2010, we generated $2,710.7 million in total operating revenue, and $748.1 million in operating income compared to total operating revenue of $2,440.7 million, and $173.6 million in operating income in 2009, which reflected a $450.0 million impairment charge.

For the year-ended December 31, 2010, we reported net income of $267.8 million as compared to a net loss of $233.1 million for the year ended December 31, 2009. Results in 2009 were affected by the impairment charge referenced above. Basic and diluted earnings per average common share were $1.53 for the year ended December 31, 2010 compared to a basic and diluted loss per average common share of $1.39 for the year ended December 31, 2009. In addition, we generated increased cash flow from operations during 2010 of $774.9 million compared to $596.2 million in 2009.

For the year ended December 31, 2010 our Regulated Businesses, our largest operating segment, generated $2,424.2 million in operating revenue, representing 89.4% of our consolidated operating revenue compared to $2,207.3 in operating revenues representing 90.4% of our consolidated operating revenue in 2009. This increase of 9.8% in operating revenues, when compared to 2009, was primarily driven by rate increases as well as increased sales volume in all customer classes in 2010. Additionally, for the year ended December 31, 2010, our Market-Based Operations generated $311.8 million in operating revenue, compared to $257.7 million in operating revenues in 2009. The increase in the Market-Based Operations’ revenues is mainly attributable to increased revenues associated with our entry into the industrial O&M market through an acquisition in December of 2009, hereafter referred to as the “Contract Operations’ Acquisition” as well as additional revenues associated with our military contracts.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as our business segments.

Capital Investments

We invested approximately $766 million and $785 million in Company-funded capital improvements in 2010 and 2009, respectively. These capital investments are needed on an ongoing basis to comply with existing and new regulations, renew aging treatment and network assets, provide capacity for new growth and enhance system reliability, security and quality of service. The need for continuous investment presents a challenge due to the potential for regulatory lag, or the delay in recovering our operating expenses and earning an appropriate rate of return on our invested capital and a return of our invested capital. In conjunction with our capital program, management continued its focus on reducing regulatory lag during 2010.

One of our major accomplishments in 2010 was obtaining regulatory approval and rate recognition of the newly constructed $164 million water treatment plant in Kentucky which was placed in service during September 2010.

For 2011 and the foreseeable future, we anticipate spending between $800 million and $1 billion yearly on Company-funded capital investment, depending upon the timing of major capital projects.

Continued Efforts to Earn an Appropriate Rate of Return

In 2010, we received authorizations for additional annualized revenues from general rate cases, including staged increases, of $201.2 million. As of December 31, 2010, we are awaiting final orders in six other states, including Virginia and Hawaii where interim rate increases have been put into effect, requesting additional annualized revenues of $94.7 million. There is no assurance that all, or any portion thereof, of any requested increases will be granted.

Also, in 2010, we were granted $18.3 million in additional annualized revenues, assuming constant sales volumes from infrastructure charges in several of our states. Additionally, on February 25, 2010, our New Jersey subsidiary filed a petion with the Board of Public Utilities (“Board”) for approval to recover rates through a surcharge of approximately $3.3 million on an annual basis for an increase in purchased water and sewer treatment costs. On August 4, 2010, the Board authorized NJAWC to recover in rates a surcharge of approximately $3.1 million on an annual basis for purchased water and sewer treatment costs.

In January 2011, additional annualized revenue of $5.5 million and $1.7 million resulting from infrastructure charges in our Pennsylvania and Illinois subsidiaries, respectively, became effective.

2011 and Beyond

Our strategy for the future will continue to focus on earning an appropriate rate of return on our investments, promoting constructive regulatory frameworks, expanding the Regulated Businesses segment through focused acquisitions and pursuing “regulated-like” opportunities in our Market-Based Operations. We will also continue to modernize our infrastructure and focus on operational efficiencies.

In particular for 2011, we will focus on the execution of the portfolio optimization initiative which includes the acquisition of 11 regulated water systems and 59 wastewater systems in Missouri. The transaction, which requires approval by the Missouri Public Service Commission, expands our presence in the state of Missouri. We will also be focused on the divestiture of our Arizona, New Mexico and Texas regulated subsidiaries by late 2011 or early 2012. Also, in 2011, we will concentrate on resolving rate cases outstanding on December 31, 2010 and file additional rate cases, where necessary, and we will initiate state specific efforts to address declining usage and continued implementation, or improvement, of infrastructure surcharge mechanisms.

In 2011, we expect, although we cannot predict with any certainty, that we will continue to be challenged by the economic environment as well as declining residential water usage per customer. While financial markets have been relatively stable, the housing market is weak, industrial production remains below pre-recession levels and unemployment rates are still high. Even though usage volumes for water increased in 2010 compared to 2009, the demand for water has been lower than expected and remains lower than the 2008 usage levels. In addition, increased water conservation, including the use of more efficient household fixtures and appliances among residential consumers, combined with declining household sizes in the United States, have contributed to a trend of declining water usage per residential customer. All of the states served by our Regulated Businesses have experienced a declining trend in water usage per residential customer, with the rate decline in the various states ranging between 0.5% and 2% annually over the last 10 years. Because the characteristics of residential water use are driven by many factors, including socio-economic and other demographic characteristics of our service areas, climate, seasonal weather patterns and water rates, these declining trends vary by state and service area and change over time. We do not believe that the trend in any particular state or region will have a disproportionate impact on our results of operations. Our Regulated Businesses are heavily dependent upon operating revenues generated from rates we charge to our customers for the volume of water they use. Declining usage due to conservation or the economic environment contribute to regulatory lag and will have a negative impact on our long-term operating revenues if we are unable to secure appropriate regulatory treatment to offset the usage decline.

Also, in 2011, we expect to continue to improve our operating efficiency ratio which we define as operation and maintenance expense divided by operating revenues, adjusted for purchased water; increase our earned regulated return; and expand our Market-Based Operations with a focus on the Homeowners Services Group, Military Contract Operations and municipal contract operations only where the business model provides for value creation for both American Water and the municipality.

We are committed to operating our business responsibly and managing our operating and capital costs in a manner that serves our customers and produces value for our shareholders. We are committed to an ongoing strategy to make ourselves more effective, efficient and innovative.

Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Operating revenues	$2,710,677	$2,440,703	$2,336,928

Operating expenses:
Operation and maintenance	1,389,212	1,283,417	1,262,283
Depreciation and amortization	354,650	335,178	312,776
General taxes	218,653	199,262	199,139
Loss (gain) on sale of assets	71	(763)	(374)
Impairment charge	0	450,000	750,000

Total operating expenses, net	1,962,586	2,267,094	2,523,824

Operating income (loss)	748,091	173,609	(186,896)

Other income (expenses):
Interest, net	(315,043)	(296,545)	(285,155)
Allowance for other funds used during construction	10,003	11,486	14,497
Allowance for borrowed funds used during construction	6,284	7,224	8,171
Amortization of debt expense	(4,557)	(6,647)	(5,895)
Other, net	4,658	(792)	4,684

Total other income (expenses)	(298,655)	(285,274)	(263,698)

Income (loss) before income taxes	449,436	(111,665)	(450,594)

Provision for income taxes	181,609	121,418	111,827

Net income (loss)	$267,827	$(233,083)	$(562,421)

Income (loss) per common share:
Basic	$1.53	$(1.39)	$(3.52)
Diluted	$1.53	$(1.39)	$(3.52)
Average common shares outstanding during the period:
Basic	174,833	168,164	159,967
Diluted	175,124	168,164	159,967

The following table summarizes certain financial information for our Regulated Businesses and Market-Based Operations for the periods indicated (without giving effect to inter-segment eliminations):

	For the Years Ended December 31,
	2010		2009		2008
	Regulated Businesses	Market- Based Operations	Regulated Businesses	Market- Based Operations	Regulated Businesses	Market- Based Operations
	(in thousands)
Operating revenues	$2,424,186	$311,835	$2,207,290	$257,710	$2,082,740	$272,186
Adjusted EBIT(1)	$721,213	$26,983	$591,606	$21,264	$531,774	$26,307

(1)	Adjusted EBIT is defined as earnings before interest and income taxes from continuing operations. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flows for periods presented and should not be considered as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies. See Note 21 to Consolidated Financial Statements for our reconciliation of Adjusted EBIT.

Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial and industrial customers. This business is subject to state regulation and our results of operations are impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate. The table below details additional annualized revenues, including step increases and assuming a constant volume, resulting from rate authorizations which were granted in 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(in millions)
State
General Rate Cases:
Pennsylvania(1)	$8.4	$56.0	$1.9
New Jersey(2)	39.9	1.6	72.1
Kentucky	18.8	10.3	—
Missouri	28.0	—	34.5
Illinois	41.4	—	24.9
Indiana	31.5	—	—
California(3)	14.6	16.0	13.0
West Virginia	—	5.2	14.5
New York(4)	—	—	6.6
Arizona(5)	14.7	8.1	8.6
Iowa	—	6.1	4.3
Other(6)	10.8	2.8	10.6

Total—General Rate Cases	$208.1	$106.1	$191.0

(1)	2010 amount includes additional increases of $3.2 million in 2011 and $2.6 million in 2012.
(2)	2009 amount includes additional increases of $0.5 million effective in 2010 and $0.4 million effective in 2011.
(3)	2009 amount includes additional increases of $1.3 million effective in 2010 and $1.8 million in 2011; 2008 amount includes additional increase of $2.0 million effective in 2009 and $2.5 million effective in 2010.
(4)	2008 amount includes additional increases of $1.0 million effective in 2009 and $1.0 million effective in 2010.
(5)	2010 includes additional increases of $0.8 million effective in 2012 and $0.8 million effective in 2013.
(6)	2010 amount includes amount of $6.9 million related to Virginia rate case which has not yet been finalized but new rates were put into effect under bond, subject to refund. There is no assurance that the bonded amount, or any portion thereof, will be approved.

The effective dates for the larger rate increases granted in 2010 were October 1, 2010, July 1, 2010, April 23, 2010 and May 3, 2010, in Kentucky, Missouri, Illinois and Indiana, respectively. Rate increases granted in 2010 for Pennsylvania, New Jeresey and Arizona were not effective until January 1, 2011. The effective date for the 2009 Pennsylvania rate increase was November 7, 2009. The effective dates for the larger rate increases granted in 2008 were December 8, 2008, November 28, 2008 and August 8, 2008 in New Jersey, Missouri and Illinois, respectively.

As previously noted, an increasing number of states are permitting rates to be adjusted outside of a general rate case for certain costs, such as a return on capital investments to replace aging infrastructure. The following table details additional annualized revenue authorized through infrastructure surcharge mechanisms which were granted in 2010. As these surcharges are typically rolled into the new base rates and therefore are reset to zero when new base rates are effective, certain of these charges may also be reflected in the total general rate case amounts awarded in the table above if the order date was following the infrastructure surcharge filing date.

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Infrastructure Charges:
Pennsylvania	$8.5	$15.2	$10.3
Missouri	3.2	2.7	2.7
Indiana	5.4	3.8	3.9
Illinois	0.7	0.9	1.1
Arizona	0.1	2.0	0.6
Other	0.4	2.0	—

Total—Infrastructure Charges	$18.3	$26.6	$18.6

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

Operating revenues. Our operating revenues increased by $270.0 million, or 11.1%, to $2,710.7 million for 2010 from $2,440.7 million for 2009. Regulated Businesses’ revenues increased by $216.9 million, or 9.8%, for 2010 compared to 2009. The Market-Based Operations’ revenues for 2010 increased by $54.1 million, or 21.0%, from 2009.

The increase in the Regulated Businesses’ revenues was primarily attributable to rate increases and increased consumption. The increase in our Market-Based Operations was primarily attributable to higher revenues in our Contract Operations Group due to additional revenues from the Contract Operations’ Acquisition, increased military contract revenues mainly attributable to incremental contract work awarded to us in 2010, the full year effect of our two newest military contracts announced in 2009 and increased revenues in our Homeowner Services Group mainly as a result of increased product penetration within its existing customer base. These increases were partially offset by lower O&M and design and build contract revenues.

The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and water sales volume by customer class:

	For the Years Ended December 31,
	2010		2009		2010		2009
	Operating Revenues (dollars in thousands)				Water Sales Volume (gallons in millions)
Customer Class
Water service:
Residential	$1,384,304	57.1%	$1,259,851	57.1%	204,575	52.4%	203,071	53.2%
Commercial	472,905	19.5%	429,073	19.4%	88,749	22.7%	86,120	22.6%
Industrial	112,464	4.7%	99,696	4.5%	40,539	10.4%	36,212	9.5%
Public and other	296,580	12.2%	271,959	12.3%	56,604	14.5%	55,911	14.7%
Other water revenues	25,094	1.0%	23,534	1.1%	—	—	—	—

Total water revenues	2,291,347	94.5%	2,084,113	94.4%	390,467	100.0%	381,314	100.0%

Wastewater service	94,864	3.9%	89,925	4.1%
Other revenues	37,975	1.6%	33,252	1.5%

	$2,424,186	100.0%	$2,207,290	100.0%

Water services—Water service operating revenues from residential customers for 2010 increased $124.5 million, or 9.9%, from 2009, primarily due to rate increases and a slight increase in sales volume. The volume of water sold to residential customers increased by 1.5 billion gallons, or 0.7%, from 2009. We attribute this increase to warmer and drier weather in the Mid-Atlantic region of the United States, primarily in the third quarter in 2010 partially offset by wetter weather in parts of the Midwest region of the United States.

Water service operating revenues from commercial water customers for 2010 increased by $43.8 million, or 10.2%, mainly due to rate increases in addition to an increase in sales volume compared to 2009. The volume of water sold to commercial customers increased by 2.6 billion gallons, or 3.1%, from 2009. We believe this increase is due to the combination of the aforementioned weather conditions and improved economic environment in certain states in which we operate.

Water service operating revenues from industrial customers for 2010 increased $12.8 million, or 12.8%, from 2009 mainly due to rate increases and an increase in sales volumes. The volume of water sold to industrial customers increased 4.3 billion gallons, or 11.9%, from 2009. We believe that this increase is due to an improved economic environment in certain states in which we operate.

Water service operating revenues from public and other customers increased $24.6 million, or 9.1%, from 2009 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $121.2 million for 2010, an increase of $8.0 million from 2009. Revenues generated by sales to governmental entities and resale customers for 2010 totaled $175.4 million, an increase of $16.6 million from 2009.

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services for 2010 increased by $4.9 million, or 5.5%, from 2009. The increase was primarily attributable to increases in rates charged to customers in a number of our operating companies.

Other revenues—Other revenues include such items as reconnection charges, initial application service fees, rental revenues, revenue collection services for others and similar items. For 2010, other revenues increased by $4.7 million mainly due to an increase in work for a managed contract as well as increased rental revenues compared to the same period in the prior year.

Operation and maintenance. Operation and maintenance expense increased $105.8 million, or 8.2%, for 2010 compared to 2009. In 2009 and 2008, the amortization associated with the regulatory asset and regulatory liability for cost of removal had been classified as a component of Maintenance expense within the Operations and Maintenance Expense category of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Beginning with the 2010 year-end consolidated financial statements, the Company is presenting the amortization of removal costs net of salvage value within the depreciation and amortization expense of the Consolidated Statements of Operations and Comprehensive Income (Loss). Based on the manner in which the Company evaluates its results and consistent with our peers, the amortization associated with removal costs is included in depreciation and amortization. The 2009 and 2008 amounts have been reclassified to conform with the 2010 presentation.

Operation and maintenance expenses for 2010 and 2009, by major expense category, were as follows:

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Production costs	$326,746	$303,298	$23,448	7.7%
Employee-related costs	603,329	540,225	63,104	11.7%
Operating supplies and services	254,343	248,521	5,822	2.3%
Maintenance materials and services	113,739	90,843	22,896	25.2%
Customer billing and accounting	47,214	47,768	(554)	(1.2)%
Other	43,841	52,762	(8,921)	(16.9)%

Total	$1,389,212	$1,283,417	$105,795	8.2%

Production costs including fuel and power, purchased water, chemicals and waste disposal increased by $23.4 million, or 7.7%, for 2010 compared to 2009. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Fuel and power	$115,806	$108,578	$7,228	6.7%
Purchased water	109,277	97,966	11,311	11.5%
Chemicals	61,748	63,289	(1,541)	(2.4)%
Waste disposal	39,915	33,465	6,450	19.3%

Total	$326,746	$303,298	$23,448	7.7%

The increase in our fuel and power costs was driven by higher costs in our Regulated Business of $4.1 million primarily due to increased production volumes and higher cost in our Market-Based Operations of $3.1 million, most of which is attributable to our Contract Operations’ Acquisition. The increase in purchased water is primarily associated with our Regulated Businesses and is attributable to higher costs incurred by our suppliers that are passed on to us. The majority of this purchased water increase is in states that permit us to pass-through this increase to our customers without the need for of a full rate proceeding. The decrease in chemical costs is primarily attributable to lower chemical costs in our Regulated Businesses as a result of favorable contract pricing in addition to favorable water quality due to reduced rainfall in several of our operating subsidiaries. Waste disposal costs increased primarily due to disposal costs attributable to the Contract Operations’ Acquisition, which accounted for $3.0 million of the increase. Additionally, $1.9 million of the increase is related to the recognition of previously deferred costs allowed by a cost recovery mechanism in one of our operating companies as well as increases in sludge removal costs in one of our regulated operating companies.

Employee-related costs including wage and salary, group insurance, and pension expense increased $63.1 million, or 11.7%, for 2010 compared to 2009. These employee-related costs represented 43.4% and 42.1% of operation and maintenance expenses for 2010 and 2009, respectively and include the categories shown in the following table.

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Salaries and wages	$439,111	$391,074	$48,037	12.3%
Pensions	55,440	50,392	5,048	10.0%
Group insurance	84,387	77,102	7,285	9.4%
Other benefits	24,391	21,657	2,734	12.6%

Total	$603,329	$540,225	$63,104	11.7%

A driver of the increase in salaries and wages and other benefits was the addition of employees as a result of the Contract Operations’ Acquisition totaling $15.9 million and $2.1 million, respectively. The remainder of the increases in salaries and wages was due to wage increases, higher incentive compensation and severance expenses as well as increased overtime costs of $5.3 million in certain of our regulated operating companies. Pension expense increased for the year ended December 31, 2010 due to increased pension contributions by certain of our regulated operating companies whose costs are recovered based on Employee Retirement Income Security Act of 1974 (“ERISA”) minimum funding requirements. This increase was partially offset by a decrease in the amortization of actuarial losses attributable to higher than expected returns on plan assets in 2009. Group insurance increased due to the deferral of $2.7 million of costs in 2009 as part of our Pennsylvania subsidiary’s rate order and $1.2 million of incremental costs as the result of the Contract Operations’ Acquisition. The remainder of the cost increase is attributable to the rising cost of health care.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For 2010 these costs increased by $5.8 million, or 2.3%, compared to 2009.

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Contracted services	$85,436	$83,399	$2,037	2.4%
Office supplies and services	65,401	62,363	3,038	4.9%
Transportation	34,313	32,240	2,073	6.4%
Rents	24,340	22,481	1,859	8.3%
Other	44,853	48,038	(3,185)	(6.6)%

Total	$254,343	$248,521	$5,822	2.3%

The increase in contracted services is attributable to increased construction activity in the Contract Operations Group related to military contracts of approximately $8.6 million partially offset by lower temporary labor expenses due to the filling of vacant positions and a reduction in our legal and accounting expenses. The increase in office supplies and services is primarily the result of the Contract Operations’ Acquisition, while the increase in transportation costs was due to higher gasoline prices during 2010 compared to 2009. The decrease in the “Other” category is mainly attributable to the establishment of a regulatory asset for a $3.5 million payment previously expensed by our California operating company to the California Department of Fish and Game (“CDFG”) on behalf of NOAA in the third quarter of 2010. This reversal was the result of an advice letter issued by the California Public Utility Commission which now allows for rate recovery of such payment. Also contributing to the reduction were lower costs attributable to the fact that the 2009 amount included an adjustment of $3.4 million attributable to previously capitalized costs and $1.9 million of divestiture related costs. These reductions were offset by a $5.0 million contribution to the American Water Charitable Foundation, a 501-c(3) organization that was established in December 2010 to encourage and support employee volunteerism and community giving.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, increased $22.9 million, or by 25.2%, for 2010 compared to 2009.

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Maintenance services and supplies	$113,739	$90,843	$22,896	25.2%

The Regulated Businesses’ maintenance materials and service costs increased by $13.3 million in 2010, which was mainly attributable to higher levels of tank painting, meter testing, pump, tank and well maintenance, and paving costs throughout our regulated subsidiaries. These increases were partially offset by the inclusion of additional costs incurred by our Arizona subsidiary attributable to a backbilling by the City of Glendale, Arizona for our pro rata share of sewer line maintenance amounting to $1.0 million in 2009. In our Market-Based Operations, these expenses increased $9.6 million primarily due to higher maintenance expenses of $5.9 million in the Contract Operations Group, including increased cost associated with the Contract Operations’ Acquisition as well as higher costs related to military contracts resulting from incremental construction projects and growth mainly related to the Fort Meade and Fort Belvoir locations.

Customer billing and accounting expenses decreased by $0.6 million, or 1.2%, for 2010 compared to 2009.

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Uncollectible accounts expense	$19,304	$21,423	$(2,119)	(9.9)%
Postage	13,179	12,600	579	4.6%
Other	14,731	13,745	986	7.2%

Total	$47,214	$47,768	$(554)	(1.2)%

The decrease in the uncollectible accounts expense was the result of improved collection in our receivables in excess of 120 days in our Regulated Businesses which had a favorable impact of $2.4 million on our uncollectible account expense partially offset by increased reserves due to higher accounts receivable balances as a result of increased revenues.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $8.9 million, or 16.9%, for 2010 compared to 2009.

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Insurance	$32,350	$37,410	$(5,060)	(13.5)%
Regulatory expenses	11,491	15,352	(3,861)	(25.1)%

Total	$43,841	$52,762	$(8,921)	(16.9)%

The decrease in insurance expense is primarily due to the positive resolution of prior years’ claims in 2010 compared to 2009. Regulatory expenses were higher in 2009 due to the rate case expenses of $3.5 million that could not be recovered by our California subsidiary.

Depreciation and amortization. Depreciation and amortization expense increased by $19.5 million, or 5.8%, for 2010 compared to 2009. This increase was due to our continued investment in our infrastructure and capital expenditures, many of which were placed into service in 2010 by our Regulated Businesses. This increase was partially offset by the $2.4 million write-off of certain software costs in 2009.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $19.4 million, or 9.7% in 2010 compared to the same period in 2009. This increase was due to higher gross receipts taxes of $6.7 million, primarily in our New Jersey regulated subsidiary, higher property taxes of $5.9 million throughout our regulated operations, higher payroll taxes of $3.3 million as a result of our increased wages and salaries for the year December 31, 2010 and higher capital stock taxes of $1.7 million.

Impairment charge. No impairment charge was recorded in 2010. For the twelve months ended December 31, 2009, we recorded an impairment charge to goodwill for our Regulated Businesses in the amount of $448.2 million and in our Market-Based Operations of $1.8 million. The 2009 impairment charge, which was recorded in the first quarter of 2009, was primarily related to the high degree of stock market volatility experienced and as of March 31, 2009, the sustained period for which the Company’s market price was below its carrying value.

Other income (expenses). Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $18.5 million, or 6.2%, for 2010 compared to 2009. The increase is primarily due to the refinancing of short-term debt with long-term debt during 2009 as well as increased borrowing associated with capital expenditures. As a result of the volatile market conditions in 2008, the Company utilized its short-term debt credit facilities to fund our capital projects and other operating needs which resulted in higher short-term borrowings in the first half of 2009. Our short term borrowings were steadily reduced during 2009 through a significant number of long-term debt refinancings with fixed interest rates. The increase in fixed rate long-term debt resulted in higher interest expense for the year ended December 31, 2010. Also, in addition to the increase in interest expense, allowance for funds used during construction (“AFUDC”) decreased by $2.4 million for 2010 compared to the same period in 2009 as a result of assets being placed into service, primarily in our Arizona, Kentucky and Indiana regulated subsidiaries. Furthermore, other income increased due to higher joint venture income and changes in market value of Company-held deferred compensation. Other items affecting other income (expense) include the release of the remaining balance of a loss reserve of $1.3 million as a result of the resolution of outstanding issues and uncertainties that occurred during 2010 as well as the recognition of funds received related to the MBTE legal settlement for $1.9 million resulting from the outcome of a subsidiary’s rate order.

Provision for income taxes. Our consolidated provision for income taxes increased $60.2 million, or 49.6%, to $181.6 million for 2010 from $121.4 million in 2009. The effective tax rates in 2010 and 2009 were 40.4% and (108.7%) respectively. The 2009 effective tax rate reflects the tax effects of the 2009 goodwill impairment charge, as the Company considers this charge as infrequently occurring or unusual. In addition to the tax benefits associated with the goodwill impairment charge, 2009 also included tax benefits attributable to the impact of tax law changes as well as other discrete items. The Company’s annual effective tax rate was 40.9% and 39.3% for 2010 and 2009, respectively, excluding the impact of the goodwill impairment charge and various other discrete items totaling $2.1 million in 2010 and $3.1 million in 2009.

Net income (loss). Net income for 2010 was $267.8 million compared to a net loss of $233.1 million for 2009. The variation between the periods is the result of the aforementioned changes.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

Operating revenues. Our operating revenues increased by $103.8 million, or 4.4%, to $2,440.7 million for 2009 from $2,336.9 million for 2008. Regulated Businesses’ revenues increased by $124.6 million, or 6.0%, for 2009 compared to 2008. The Market-Based Operations’ revenues for 2009 decreased by $14.5 million, or 5.3%, from 2008.

The increase in the Regulated Businesses’ revenues was primarily due to incremental revenues of $187.3 million resulting from rate increases obtained through general rate cases as well as higher revenues resulting from surcharges and balancing accounts of $18.2 million. Additional revenues of $4.9 million were attributable to water and wastewater acquisitions, most of which were in the later half of 2008, and fire service revenues increased by $5.3 million. These increases were offset by a $93.6 million decrease in revenues related to lower customer consumption in a number of our operating companies, mainly as a result of wet and cool weather in the Mid-Atlantic and Midwestern regions of the United States as well as the downturn in the economy and conservation.

Our Market-Based Operations’ operating revenues decreased by $14.5 million, or 5.3%, to $257.7 million in 2009 from $272.2 million for 2008. The net decrease was primarily attributable to lower revenues in our Contract Operations Group and in our Applied Water Management Group, partially offset by increased revenues in our Homeowner Services Group. The decrease in Contract Operations Group revenues was primarily attributable to lower revenues associated with design and build contracts offset by increased military construction and O&M project revenues. Revenues of the Applied Water Management Group, which was combined into the Contract Operations Group during 2010, were lower than the prior year primarily due to the disposal of a pumping and hauling business in late 2008 and a decline in design and build activity resulting from the downturn in new home construction. The increase from our Homeowner Services Group represented increased product penetration within its existing customer base and the addition of New Mexico to our list of states where we offer our services.

The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and water sales volume by customer class:

	For the Years Ended December 31,
	2009		2008		2009		2008
	Operating Revenues (dollars in thousands)				Water Sales Volume (gallons in millions)
Customer Class
Water service:
Residential	$1,259,851	57.1%	$1,195,093	57.4%	203,071	53.2%	213,423	52.7%
Commercial	429,073	19.4%	406,226	19.5%	86,120	22.6%	90,542	22.4%
Industrial	99,696	4.5%	101,769	4.9%	36,212	9.5%	42,032	10.4%
Public and other	271,959	12.3%	255,637	12.3%	55,911	14.7%	58,838	14.5%
Other water revenues	23,534	1.1%	14,138	0.7%	—	—	—	—

Total water revenues	2,084,113	94.4%	1,972,863	94.8%	381,314	100.0%	404,835	100.0%

Wastewater service	89,925	4.1%	80,174	3.8%
Other revenues	33,252	1.5%	29,703	1.4%

	$2,207,290	100.0%	$2,082,740	100.0%

Water services—Water service operating revenues from residential customers for 2009 increased $64.8 million, or 5.4%, from 2008, primarily due to rate increases offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 10.4 billion gallons, or 4.9%, from 2008. We attribute this decrease to wetter and cooler weather conditions in a number of states in which we operate. Water conservation in general, as well as the impact of California’s new conservation tariffs which were effective in 2009 and its severe water shortage due to legal restrictions imposed upon withdrawals from the Sacramento Delta, and a long-term drought also contributed to the reduction.

Water service operating revenues from commercial water customers for 2009 increased by $22.8 million, or 5.6%, mainly due to rate increases offset by decreases in sales volume compared to 2008. The volume of water sold to commercial customers decreased by 4.4 billion gallons, or 4.9%, from 2008. We attribute this decrease to the weather conditions as well as the downturn in the economy.

Water service operating revenues from industrial customers for 2009 decreased $2.1 million, or 2.0%, from 2008 mainly due to decreased sales volume offset by rate increases. The volume of water sold to industrial customers decreased 5.8 billion gallons, or 13.8%, from 2008. We attribute the decrease in the sales volumes to the then-current economic environment as customers reduced demand due to slow-down in their production process or the shut-down of production altogether in the case of some bankruptcies.

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

Wastewater services—Our subsidiaries provide wastewater services in 12 states. Revenues from these services for 2009 increased by $9.8 million, or 12.2%, from 2008. The increase was attributable to increases in rates charged to customers in a number of our operating companies as well as higher revenues as a result of acquisitions of wastewater systems in Pennsylvania and West Virginia in the last six months of 2008.

Other revenues—Other revenues include such items as reconnection charges, initial application service fees, rental revenues, revenue collection services for others and similar items. These revenues increased by $3.5 million, or 11.9%, mainly due to an increase in work for a managed contract in 2009 compared to 2008.

Operation and maintenance. Operation and maintenance expense increased $21.1 million, or 1.7%, for 2009 compared to 2008.

Operation and maintenance expenses for 2009 and 2008, by major expense category, were as follows:

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Production costs	$303,298	$288,571	$14,727	5.1%
Employee-related costs	540,225	505,550	34,675	6.9%
Operating supplies and services	248,521	283,230	(34,709)	(12.3)%
Maintenance materials and services	90,843	94,790	(3,947)	(4.2)%
Customer billing and accounting	47,768	44,012	3,756	8.5%
Other	52,762	46,130	6,632	14.4%

Total	$1,283,417	$1,262,283	$21,134	1.7%

Production costs increased by $14.7 million, or 5.1%, for 2009 compared to 2008. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Fuel and power	$108,578	$110,641	$(2,063)	(1.9)%
Purchased water	97,966	95,253	2,713	2.8%
Chemicals	63,289	50,823	12,466	24.5%
Waste disposal	33,465	31,854	1,611	5.1%

Total	$303,298	$288,571	$14,727	5.1%

The decrease in fuel and power costs was primarily due to lower fuel prices in addition to the decreased water sales volumes partially offset by increased electric rates. Purchased water increased due to rate increases by our suppliers. The increase in chemical costs was due to rising prices for those commodities compared to the same period in the prior year.

Employee-related costs including wage and salary, group insurance, and pension expense increased $34.7 million, or 6.9%, for 2009 compared to 2008. These employee-related costs represented 42.1% and 40.1% of operation and maintenance expenses for 2009 and 2008, respectively.

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Salaries and wages	$391,074	$379,509	$11,565	3.0%
Pensions	50,392	39,315	11,077	28.2%
Group insurance	77,102	67,330	9,772	14.5%
Other benefits	21,657	19,396	2,261	11.7%

Total	$540,225	$505,550	$34,675	6.9%

Salaries and wages increased $5.8 million and $3.8 million in our Regulated and Market-Based Operations, respectively. These increases primarily resulted from increased employee headcount as a result of enhancing customer service and merit wage rate increases partially offset by $4.3 million of wages related to job reclassification of certain hourly employees for services performed which was recorded in 2008 in addition to less expense for overtime worked in 2009. The increase in pension expense was primarily due to an increase in our Regulated Businesses’ pension expense of $11.7 million, or 25.8%, for 2009 over 2008. This increase is mainly attributable to an increase in the amortization of actuarial losses attributable to lower than expected returns on plan assets in 2008 as a result of the decline in the economic environment. These market conditions were also the primary reason for the increase in costs for the other post employment benefits which are included in the group insurance amounts above. Medical benefit expenses for employees which are included in group insurance, increased due to an increase in the number of employees and the rising cost of health care. Other benefits increased primarily as a result of increased salaries and wages which in turn resulted in increased Company contribution to the 401(k) and defined contribution plans. Also other benefit expenses increased due to the benefit expense related to the new employee stock purchase plan.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For 2009, these costs decreased by $34.7 million, or 12.3%, compared to 2008.

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Contracted services	$83,399	$111,847	$(28,448)	(25.4)%
Office supplies and services	62,363	62,752	(389)	(0.6)%
Transportation	32,240	36,337	(4,097)	(11.3)%
Rents	22,481	22,543	(62)	(0.3)%
Other	48,038	49,751	(1,713)	(3.4)%

Total	$248,521	$283,230	$(34,709)	(12.3)%

Contracted services decreased in 2009 compared to the same period in 2008. This decrease was primarily attributable to a decrease in contracted services in our Market-Based Operations of $19.1 million in 2009 as compared to 2008, primarily as a result of a decreased level of activity for our design, build and operate project in Fillmore, California. Additionally, consulting fees associated with our remediation efforts to comply with the Sarbanes-Oxley Act of 2002 decreased $9.4 million. The decrease in transportation costs is due to lower gasoline prices, on average, in 2009 as compared to 2008. Other operating supplies and services decreased due to lower divestiture and initial public offering (“IPO”) related costs. These costs totaled $1.9 million in 2009 compared to $12.4 million in 2008. Offsetting these decreases were 2009 condemnation costs of $2.4 million, the establishment of reserves for assets not recoverable at this time associated with the California rate case of $1.0 million, an increase in business development costs of $1.0 million and $1.5 million of profits included in our Market-Based Operations’ expenses in 2008 as a result of the finalization and acceptance by the third party related to construction projects. Also included was an adjustment of $3.4 million attributable to previously capitalized costs.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, decreased $3.9 million, or by 4.2%, for 2009 compared to 2008.

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Maintenance services and supplies	$90,843	$94,790	$(3,947)	(4.2)%

Total	$90,843	$94,790	$(3,947)	(4.2)%

Our Regulated Businesses’ maintenance materials and service costs decreased $0.6 million in 2009. The 2008 costs included $2.6 million associated with a program in Illinois to maintain valves and fire hydrants. Offsetting these decreases were additional costs incurred by our Arizona subsidiary attributable to a back billing by the City of Glendale, Arizona for our pro rata share of sewer line maintenance amounting to $1.0 million as well as increased tank painting costs of $0.7 million in one of our operating subsidiaries. The Market-Based Operations’ maintenance and services expenses decreased by $3.3 million, mainly due to decreased Homeowner Services maintenance services and supplies due to favorable claims experience.

Customer billing and accounting expenses increased by $3.8 million, or 8.5%, for 2009 compared to 2008.

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percentage
	(in thousands)
Uncollectible accounts expense	$21,423	$20,298	$1,125	5.5%
Postage	12,600	11,829	771	6.5%
Other	13,745	11,885	1,860	15.6%

Total	$47,768	$44,012	$3,756	8.5%

The increase was primarily the result of higher uncollectible accounts expense in our Regulated Businesses of $2.7 million due to an unusually low balance in 2008 as the result of a collection effort in the first quarter of 2008 to collect previously written off accounts. Our overall 2009 write-off percentages and specific provisions for certain receivables, including a number of commercial and industrial customers that have filed for bankruptcy, increased in 2009 due the uncertainty of collectability, which we believe was attributable to the then-current economic environment. Our Market-Based Operations’ uncollectible expense decreased $1.6 million primarily as a result of the collection of accounts previously written-off. The increase in the other category is mainly due to an increase in collection fees in our Regulated Businesses.

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

Depreciation and amortization. Depreciation and amortization expense increased by $22.4 million, or 7.2%, for 2009 compared to 2008. This increase was primarily due to additional assets placed in service, mainly in our Regulated Businesses, over the last year and a $2.4 million write-off of certain software costs.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, remained relatively unchanged, increasing by only $0.1 million or 0.1% in 2009 compared to 2008.

Impairment charge. The impairment charge was $450.0 million for 2009 compared to $750.0 million for 2008. The 2009 amount recorded included an impairment charge to goodwill of our Regulated Businesses in the amount of $448.2 million and our Market-Based Operations of $1.8 million. The 2009 impairment charge, which was recorded in the first quarter of 2009, was primarily related to the high degree of stock market volatility experienced and as of March 31, 2009, the sustained period for which the Company’s market price was below its carrying value. The 2008 impairment charge was primarily due to the market price of the Company’s common stock (both the initial public offering price and the price during subsequent trading) being less than what was anticipated during our 2007 annual impairment test. Also contributing to the impairment was a decline in the fair value of the Company’s debt (due to increased interest rates). See “Factors Affecting Our Results of Operations—Goodwill Impairment.”

Other income (expenses). Interest expense, net of interest income, the primary component of our other income (expenses), increased by $11.4 million, or 4.0%, for 2009 compared to 2008. The increase is primarily due to increased borrowings associated with capital expenditures. In addition, AFUDC decreased by $4.0 million in 2009, as compared to the same period in the prior year, as a result of certain key projects being placed in-service. Other items contributing to the change include lower miscellaneous income for 2009 compared to 2008 primarily as a result of the change in market value of investments held for certain employees’ elected deferred compensation.

Provision for income taxes. Our consolidated provision for income taxes increased $9.6 million, or 8.6%, to $121.4 million for 2009 from $111.8 million for 2008. The effective tax rates of (108.7%) and (24.8%) for 2009 and 2008, respectively, reflect the tax effects of the goodwill impairment charges as discrete items, as the Company considers these charges as infrequently occurring or unusual. In addition to the tax benefits associated with the goodwill impairment charges, 2009 included tax benefits attributable to the impact of tax law changes as well as other discrete items. The Company’s annual effective tax rate was 39.3 % and 39.8 % for 2009 and 2008, respectively, excluding the impact of the goodwill impairment charges and the various other discrete items.

Net loss. The net loss for 2009 was $233.1 million compared to a net loss of $562.4 million for 2008. The variation between the periods is the result of the aforementioned changes.

Liquidity and Capital Resources

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures. Our business is very capital intensive and requires significant capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. When necessary, we obtain additional funds from external sources in the debt and equity capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facilities with aggregate bank commitments of $850.0 million. We rely on these revolving credit facilities and the capital markets to fulfill our short-term liquidity needs, to issue letters of credit and to back our commercial paper program. Disruptions in the credit markets may discourage lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt and equity securities in the capital markets. See “—Credit Facilities and Short-Term Debt.”

In order to meet our short-term liquidity needs, we primarily issue commercial paper which is backed by AWCC’s revolving credit facilities. AWCC had $2.7 million of outstanding borrowings and $36.8 million of outstanding letters of credit under its credit facilities as of December 31, 2010. As of December 31, 2010, AWCC had $810.5 million available under our credit facilities that we can use to fulfill our short-term liquidity needs, to issue letters of credit and back our $175.3 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that we expect to have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. See “Business—Regulation—Economic Regulation.” We expect to fund future maturities of long-term debt through a combination of external debt and cash flows from operations. Since we continue to make investments equal to or greater than our cash flows from operating activities, we have no plans to reduce debt significantly.

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

Cash flows from operating activities have been a reliable, steady source of funding, sufficient to meet operating requirements, make our dividend payments and fund a portion of our capital expenditures requirements. We will seek access to debt and equity capital markets to meet the balance of our capital expenditure requirements as needed. There can be no assurance that we will be able to access such markets successfully on favorable terms or at all. Operating cash flows can be negatively affected by changes in our rate regulated environments or changes in our customers’ economic outlook and ability to pay for service in a timely manner. We can provide no assurance that our customers’ historical payment pattern will continue in the future.

The following table provides a summary of the major items affecting our cash flows from operating activities for the periods indicated:

	2010	2009	2008
	(in thousands)
Net income (loss)	$267,827	$(233,083)	$(562,421)
Add (subtract):
Non-cash operating activities(1)	598,612	1,016,826	1,214,120
Changes in working capital(2)	45,751	(60,141)	5,523
Pension and postretirement healthcare contributions	(137,257)	(127,446)	(105,053)

Net cash flows provided by operations	$774,933	$596,156	$552,169

(1)	Includes (gain) loss on sale of businesses, depreciation and amortization, impairment charges, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, deferred regulatory costs, amortization of deferred charges, stock-based compensation expense and other non-cash items, net, less pension and postretirement healthcare contributions. Details of each component can be found in the Consolidated Statements of Cash Flows.

(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable (including federal income), other current assets, accounts payable, taxes accrued (including federal income), interest accrued and other current liabilities.

The increase in cash flows from operations during 2010 compared to 2009 is primarily due to an increase in revenues and the change in working capital.

The increase in cash flows from operations during 2009 compared to 2008 was primarily due to increased revenues offset by changes in working capital mainly driven by changes in taxes receivable and taxes accrued. The change in taxes is primarily due to the fact that a $35.0 million tax refund, including interest, was received in December 2008. No similar amount was received at the end of 2009. The increase in the 2009 pension contributions was the result of the Company’s 2008 unfunded status of its pension plan, which increased significantly primarily due to lower than expected 2008 asset returns.

The Company currently expects to make pension and postretirement benefit contributions to the plan trusts of $166.8 million in 2011, of which $21.0 million was already made in January 2011. In addition, we currently estimate that contributions will amount to $155.0 million in 2012, $127.6 million in 2013, $126.4 million in 2014 and $107.3 million in 2015. Actual amounts contributed could change materially from these estimates.

Cash Flows from Investing Activities

Cash flows used in investing activities were as follows for the periods indicated:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net capital expenditures	$(765,636)	$(785,265)	$(1,008,806)
Other investing activities, net(1)	18,893	81,654	(24,861)

Net cash flows used in investing activities	$(746,743)	$(703,611)	$(1,033,667)

(1)	Includes acquisitions, proceeds from the sale of assets and securities, removal costs from property, plant and equipment retirements, net funds released and other.

Cash flows used in investing activities increased in 2010 compared to 2009 mainly due the change in “Other investing activities” in 2010 which resulted from the change in the net restricted funds released attributable primarily to the drawdown of the restricted funds by our Kentucky and Pennsylvania regulated operating companies. This increase was partially offset by a decrease in capital expenditures as a result of delayed construction in the first quarter of 2010 due to the severe weather conditions in certain states in which we operate as well as a higher spending in 2009 on water treatment plant expenditures as a number of facilities were under construction in 2009.

Cash flows used in investing activities decreased in 2009 compared to 2008 mainly due to a decrease in capital expenditures which was primarily attributable to our decision, as a result of the 2008 credit market disruptions, to decrease in 2009 our investment in our regulated utility plant projects.

In 2011, we estimate that Company-funded capital investment will total between $800 million and $1 billion. We intend to invest capital prudently to provide essential services to our regulated customer base, while working with regulators in the various states in which we operate to have the opportunity to earn an appropriate rate of return on our investment and a return of our investment.

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

During 2010, we continued to move forward with BT to enhance processes and upgrade antiquated legacy systems in order to generate efficiencies and provide more cost effective service to our customers. In 2010, we completed our evaluation of appropriate software solutions and selected our software vendor as well as our system integrator. During the fourth quarter of 2010, we began working with the system integrator to analyze our current processes and to design a blueprint for business processes and new systems that will enable business transformation. This work will continue through the first quarter of 2011. During the remainder of 2011, we will begin the detailed design and build of the Enterprise Resource Planning (“ERP”) application. We expect to have all three enterprisewide systems or applications—the ERP, a new customer information system and an enterprise asset management system—implemented by the end of 2014.

Current estimates indicate that BT expenditures could total as much as $280 million. Through December 31, 2010, we have spent $34.5 million on the project. Expenditures associated with BT are included in the estimated capital investment spending of $800 million to $1 billion capital investment spending outlined above. As with any other initiative of this magnitude, there are risks that could result in increased costs. Any technical difficulties in developing or implementing this initiative, such as implementing a successful change management process, may result in delays, which in turn, may increase the costs of the project and also delay and, perhaps, reduce any cost savings and efficiencies expected to result from the initiative. When we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. While we believe such expenditures can be recovered through regulated rates, we can provide no guarantee that we will be able to achieve timely rate recovery of these increased costs associated with this transformation project. Any such delays or difficulties encountered with such recovery may have a material and adverse impact on our business, customer relationships and financial results. We believe that the goals of BT—increasing our operating efficiency and effectiveness and controlling the costs associated with the operation of our business—are important to providing the quality service to our customers and communities we serve.

The following table provides a summary of our historical capital expenditures:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Transmission and distribution	$299,303	$309,851	$399,597
Treatment and pumping	133,473	125,031	186,480
Services, meter and fire hydrants	157,982	153,455	224,089
General structures and equipment	111,394	99,280	71,146
Sources of supply	31,452	44,127	52,392
Wastewater	32,032	53,521	75,102

Total capital expenditures	$765,636	$785,265	$1,008,806

Capital expenditures during the periods noted above were related to the renewal of supply and treatment assets, construction of new water mains and customer service lines, as well as rehabilitation of existing water mains and hydrants.

Capital expenditures for 2010 decreased by $19.6 million or 2.5% from $785.3 million in 2009 as a result of delayed construction due to severe weather conditions in the first quarter of 2010 in certain states in which we operate and increased water treatment facility expenditures in 2009. Construction expenditures for 2009 decreased by $223.5 million, or 22.2%, over 2008 as a result of our 2009 decision to address the credit market disruptions.

On April 25, 2008, the Kentucky Public Service Commission approved Kentucky-American Water Company’s application for a certificate of convenience and necessity to construct a 20.0 million gallon per day treatment plant on the Kentucky River and a 30.6 mile pipeline to meet Central Kentucky’s water supply deficit. The Kentucky project with total construction costs of $164 million was placed in service in September, 2010.

An integral aspect of our strategy is to seek growth through tuck-ins, by helping commissions with troubled water systems as well as other acquisitions that are complementary to our existing business and support the continued geographical diversification and growth of our operations. Generally, acquisitions are funded initially with short-term debt and later refinanced with the proceeds from long-term debt or equity offerings.

The following provides a summary of the major acquisitions and dispositions affecting our cash flows from investing activities in the years indicated:

2010:

•	We paid approximately $1.6 million for five regulated water systems and one wastewater system.

2009:

•	We paid approximately $18.1 million for seven acquisitions which consisted of six regulated water and wastewater systems and the Contract Operations’ Acquisition.

2008:

•	We paid approximately $12.5 million for the acquisition of ten water and wastewater systems.

•

We received approximately $12.6 million from the sale of other assets, which included $10.6 million in cash from the sale of the Felton water system. In September 2008, our California subsidiary completed its sale of the Felton, California water system to San Lorenzo Valley Water District (“SLVWD”). Under the terms of the agreement, SLVWD paid $13.4 million for the operating assets of the water system, which serves approximately 1,330 customers in Felton. The payment included a $10.6 million cash payment to CAWC and the assumption by SLVWD of $2.8 million in debt. The sale of the Felton system resulted in a loss on sale of $0.4 million.

Our investing activities could require considerable capital resources which we have generated through operations and attained through financing activities. We can provide no assurances that these resources will be sufficient to meet our expected investment needs and may be required to delay or reevaluate our investment plans. The Company’s announced sale of its Arizona and New Mexico subsidiaries will have a favorable impact on cash flows from investing activities when the deal is closed as the proceeds from such sale are expected to be approximately $470 million.

Cash Flows from Financing Activities

Our financing activities, primarily focused on funding construction expenditures, include the issuance of long-term and short-term debt, mainly through AWCC. We access capital markets on a regular basis, subject to market conditions. As a result of the anticipated proceeds from the divestiture of our Arizona and New Mexico regulated businesses, we expect to fund our 2011 cash requirements with short-term debt. Additionally, because of this transaction we do not anticipate the need for an equity offering in 2011. In addition, new infrastructure may be funded with customer advances and contributions for construction (net of refunds). This amounted to $7.0 million, $21.2 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On May 1, 2009, we and AWCC filed a universal shelf registration statement that enabled us to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, all subject to market demand and ratings status. During 2010, no common stock or preferred stock offerings were made pursuant to this filling.

Pursuant to a public offering in June 2009, the Company completed the sale of 14.5 million shares of common stock at $17.25 per share. The proceeds from the offering, net of underwriters’ discounts and expenses payable by the Company, were $242.3 million. The proceeds from the offering were used to repay short-term debt. At the same time, RWE completed a partial divestiture of its investment in the Company through the sale of 11.5 million shares also at a price of $17.25. RWE granted the underwriters a 30-day option to purchase up to an additional 3.9 million shares of the Company’s stock at a price of $17.25. The underwriters exercised their option and purchased 3.9 million shares to cover over-allotments. The Company did not receive any proceeds from the RWE sale of the Company’s shares. Prior to the sale of these shares by RWE and the Company, RWE owned approximately 60% of the Company’s common shares. After the sales of shares and exercise of the underwriters’ over-allotment option, RWE owned approximately 47% of the Company’s shares.

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

As of December 31, 2008, the Company had issued, through its subsidiaries, $120.3 million of variable rate demand bonds, which were periodically remarketed. During the months of January and February 2009, AWCC purchased these variable rate demand bonds because no investors were willing to purchase the bonds at acceptable market rates and held such bonds in treasury. As a result of these repurchases in early 2009 and prior to the release of our 2008 10-K, the debt was reflected in current portion of long-term debt in the consolidated balance sheet at December 31, 2008. On May 21, 2009, AWCC remarketed $52.9 million of these variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with interest rates ranging from 6.00% to 6.75%. The net proceeds from this offering were used to repay short-term debt. Also on May 21, 2009, AWCC remarketed $31.9 million of the variable rate notes held in the Company’s treasury and subsequently remarketed $23.3 million as fixed rate Tax Exempt Water Facility Revenue bonds in the third quarter of 2009; the residual $8.6 million remains variable rate on the open market. During the third quarter 2009, AWCC successfully remarketed $24.9 million of the variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with an interest rate of 6.25%. The net proceeds from this offering were used to repay short-term debt. The remaining $10.6 million was held in the Company’s treasury at December 31, 2009. They were subsequently remarketed as fixed rates bonds with a coupon rate of 5.25% and a maturity date of 2028 on July 27, 2010.

On February 17, 2009, the American Recovery and Reinvestment Tax Act of 2009 which we refer to as the Act, became law. As a result of the Act, we have applied and will continue, as long as available, to apply for subsidized financing under the Act or other governmental subsidized funds in many of the states where we operate. During the year ended December 31, 2010, we received $6.9 million in total, $4.0 million in grants and $2.9 million in loans, million related to applications filed in 2009. As of December 31, 2010, we have $0.9 million of funds which have been awarded and can be drawn in the future. In addition, we were awarded approximately $29.4 million in low-interest financing from the Pennsylvania Infrastructure Investment Authority (“PENNVEST”). These PENNVEST awards will be used to fund a portion of the Rock Run water treatment plant upgrade as well as other specified projects. Also during 2010, we had draws of $0.3 million from a low interest loan through the Ohio State Revolving Loan Authority, bringing the total draws on that loan to date to $1.3 million. Lastly, in 2010, New Jersey-American Water Company, Inc. (“NJAWC”) applied for $21.0 million of funds through the New Jersey Environmental Infrastructure Trust. As of December 31, 2010, $11.8 million has been awarded, but no funds have been received. Furthermore, in connection with the Act, the Company has reflected the tax benefits from the extension of bonus depreciation in its 2010 and 2009 results.

In regards to debt financings, the following long-term debt was issued in 2010:

Company	Type	Interest Rate	Maturity		Amount (in thousands)
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	5.38%	2040	a	$26,000
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	5.25%	2040	b	25,000
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	5.25%	2040	c	35,000
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	4.85%	2040	d	25,000
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	5.25%	2028	e	10,635
American Water Capital Corp.	Senior notes—fixed rate	6.00%	2040	f	30,000
Other subsidiaries	Private activity—fixed rate	4.45%-5.60%	2023-2034	g	150,000
Other subsidiaries	Private activity—fixed rate	4.70%-4.88%	2025-2029	h	75,000
Other subsidiaries	Private activity—fixed rate	0.00%-2.56%	2021-2030	i	14,699

Total issuances					$391,334

Note: Private activity type defined as private activity bonds and government funded debt.

(a)	On June 24, 2010, AWCC closed an offering of $26.0 million in tax-exempt water facility revenue bonds issued by Owen County, Kentucky. The bonds have a coupon of 5.38% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to repay short-term debt related to the construction of the water treatment and transmission facility located in Owen County, Kentucky, as well as to pay remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility.
(b)	On May 27, 2010, AWCC closed an offering of $25.0 million in tax-exempt water facility revenue bonds issued by the Illinois Finance Authority. The bonds have a coupon of 5.25% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to fund water facility projects in Champaign, Livingston, Logan, Madison, Peoria and St. Clair counties in Illinois.
(c)	On August 18, 2010, AWCC closed an offering of $35.0 million in tax-exempt bonds issued through the State of California Pollution Control Financing Authority. The bonds have a coupon of 5.25% with a 30-year maturity and a 10-year call option. The proceeds from bond offering will be used to fund specific CAWC projects.
(d)	On September 16, 2010, AWCC closed an offering of $25.0 million in tax-exempt water facility revenue bonds issued through the Indiana Finance Authority. The bonds have a coupon rate 4.85% with a 30-year maturity and a 10-year call option. The proceeds from the bonds will be used to fund water facility projects in Indiana-American Water Company, Inc.’s service territory.
(e)	Represents $10.6 million of variable rate debt that was held in the Company’s treasury at December 31, 2009 because no investors were willing to purchase the bonds. On July 27, 2010, this variable rate debt was remarketed as fixed rate bonds with a coupon rate of 5.25% and a maturity date of 2028.
(f)	On December 1, 2010 AWCC closed on a 6.00% senior fixed rate note. Proceeds used to paydown short-term debt.
(g)	On July 9, 2010, our operating subsidiary, NJAWC, closed on a refunding of four outstanding bonds issuances. To accomplish this refunding, the New Jersey Economic Development Authority issued three new series of bonds on behalf of NJAWC. The new bonds have coupon rates of 5.60%, 5.10% and 4.45% and maturities of 2034, 2023 and 2023, respectively.
(h)	On November 1, 2010, NJAWC closed on refinancings of two outstanding bond issues and the New Jersey Economic Development Authority issued two new series of bonds on behalf of NJAWC.
(i)	Proceeds received from various financing/development authorities. The proceeds will be used to fund certain projects.

The following long-term debt was retired through optional redemption or payment at maturity during 2010:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
American Water Capital Corp.	Senior notes-fixed rate	6.00%-6.87%	2011-2039	$28,157
Other subsidiaries	Private activity-fixed rate and government funded debt	0.00%-6.88%	2010-2036	233,476
Other subsidiaries	Mortgage bonds-fixed rate	7.86%-8.98%	2010-2011	10,275
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	218
Other	Capital leases and other			792

Total retirements & redemptions				$272,918

In July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million. This interest rate swap agreement effectively converted the interest on $100.0 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. This interest rate swap agreement was designated as a fair value hedge in accordance with authoritative accounting guidance. Subject to market conditions at the time, we would consider entering into additional agreements of this nature in the foreseeable future. For the year ended December 31, 2010, the interest rate swap reduced interest expense by $0.4 million.

On February 23, 2011, we redeemed $33.0 million in general mortgage bonds. The callable bonds amounted to $9.0 million at 8.46%, $2.5 million at 9.25%, $15.5 million at 9.71% and $6.0 million at 9.63%. We expect to refinance these bonds with long-term debt in the first six months of 2011.

The following long-term debt was issued in 2009:

Company	Type	Interest Rate	Maturity		Amount (in thousands)
American Water Capital Corp.	Private activity-fixed rate	6.25%	2039	a	$45,390
American Water Capital Corp.	Private activity-fixed rate	6.00%	2018	b	18,250
American Water Capital Corp.	Private activity-fixed rate	6.10%	2019	b	17,950
American Water Capital Corp.	Private activity-fixed rate	6.75%	2031	b	16,700
American Water Capital Corp.	Private activity-fixed rate	6.25%	2032	c	24,860
American Water Capital Corp.	Private activity-fixed rate	5.63%	2039	a	26,000
American Water Capital Corp.	Private activity-fixed rate	6.25%	2032	d	23,325
American Water Capital Corp.	Private activity-fixed rate	5.25%	2039	e	28,500
American Water Capital Corp.	Senior notes-fixed rate	8.27%	2039	f	25,500
American Water Capital Corp.	Senior notes-fixed rate	7.21%	2019	f	24,500
American Water Capital Corp.	Senior notes-fixed rate	8.25%	2038	f	75,000
American Water Capital Corp.	Senior notes-fixed rate	6.00%	2039	f	60,000
Other subsidiaries	Private activity-fixed rate	6.20%	2039	g	80,000
Other subsidiaries	Private activity-fixed rate	1.27%	2029	h	2,242
Other subsidiaries	Private activity-fixed rate	4.14%	2029	i	1,315
Other subsidiaries	Private activity-fixed rate	5.00%	2039	j	10,500
Other subsidiaries	Private activity-fixed rate	5.70%	2039	j	134,224
Other subsidiaries	Private activity-floating rate	1.00%	2015	d	8,560
Other subsidiaries	Mortgage bonds-fixed rate	5.48%	2019	f	25,000
Other subsidiaries	Mortgage bonds-fixed rate	6.35%	2039	f	75,000
Other	Capital lease	8.82%	2011		41

Total issuances					$722,857

(a)	The proceeds from the bond offering were used to repay short-term debt related to the construction of a water treatment and transmission facility located in Owen County, Kentucky, as well as to pay the remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility as the construction proceeds to completion.
(b)	On May 21, 2009, AWCC remarketed $52.9 million of variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds. The net proceeds from this offering was used to repay short-term debt.
(c)	On August 27, 2009, AWCC successfully remarketed $24.9 million of variable rate demand notes previously held in the Company’s treasury. The net proceeds from this offering were used to repay short-term debt.
(d)	On May 21, 2009, AWCC successfully remarketed $31.9 million of variable rate demand notes previously held in the Company’s treasury. The new notes had an interest rate of 1.00%. The net proceeds from this offering were used to repay commercial paper. Subsequently, on August 27, 2009, AWCC remarketed the $23.3 million of the variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with an interest rate of 6.25% and the remaining $8.6 million was remarketed at variable rates.
(e)	On October 1, 2009 AWCC closed an offering of $28.5 million in tax-exempt water facility revenue bonds with a 10-year call option issued by the Illinois Finance Authority. The proceeds from this offering will be used to fund certain capital improvements.
(f)	The proceeds were used to pay down short-term debt.
(g)	On April 8, 2009, Pennsylvania-American Water Company (“PAWC”) closed an offering to issue $80.0 million in tax-exempt water facility revenue bonds through the Pennsylvania Economic Development Financing Authority (“PEDFA”). The proceeds from the offering will be used to fund certain capital improvement projects. As of December 31, 2009, we have drawn down $40.7 million of these funds.
(h)	On August 26, 2009, PAWC received $2.2 million through the Pennsylvania Infrastructure Investment Authority for the installation of mains in the Hanover and Colliers Water System.

(i)	Ohio-American Water Company received proceeds from the Ohio Water Development Authority. The proceeds were used to fund line replacements in the Ashtabula service area.
(j)	On October 20, 2009, NJAWC closed an offering of tax-exempt water facility revenue bonds. The proceeds were use to pay down short-term debt.

In connection with the Contract Operations’ Acquisition, we assumed $4.0 million of capital lease obligations. Also, in December 2009, we refunded and reissued $93.1 million of Pennsylvania-American Water Company private activity general mortgage bonds scheduled to mature in 2032 and 2033. The bond’s 3.60% fixed interest rate expired in December 2009, and the new bonds have a fixed interest rate of 5.50% with a maturity of 2039.

The following long-term debt was retired through optional redemption or payment at maturity during 2009:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
American Water Capital Corp.	Floating rate	1.55%-2.20%	2018-2032	$86,860
American Water Capital Corp.	Senior notes-fixed rate	6.87%-8.25%	2011-2038	28,147
Other subsidiaries	Floating rate	1.50%-10.00%	2015-2032	33,420
Other subsidiaries	Notes payable and other	5.76%-9.87%	2009-2013	171
Other subsidiaries	Mortgage bonds-fixed rate	6.90%-9.22%	2009-2011	20,847
Other subsidiaries	Private activity-fixed rate	0.00%-5.90%	2009-2034	8,505
Mandatory redeemable preferred stock		4.60%-6.00%	2013-2019	218
Other	Capital lease			181

Total retirements & redemptions				$178,349

The following long-term debt was issued in 2008:

Company	Type	Interest Rate	Maturity		Amount (in thousands)
American Water Capital Corp.	Senior notes	6.25%	2018	(a)	$110,000
American Water Capital Corp.	Senior notes	6.55%	2023	(a)	90,000
American Water Capital Corp.	Senior notes	10.00%	2038	(a)	75,000
Other subsidiaries	State financing authority loans and other	1.00%-1.39%	2024-2025	(b)	4,941

Total issuances					$279,941

(a)	Proceeds used to repay short-term debt incurred to fund capital expenditures and general working capital purposes. In addition cash equity contribution from RWE of $245.0 million was also used to repay short-term debt.
(b)	The proceeds from the offering were used to fund certain capital improvement projects.

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

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Revolving credit lines	$2,734	$—
Commercial paper, net of discount	175,290	84,995
Book-overdraft	51,675	34,502

Total short-term debt	$229,699	$119,497

AWCC, our finance subsidiary, has entered into a $10.0 million committed revolving line of credit with PNC Bank, N.A which was scheduled to terminate on December 31, 2010. On December 22, 2010, this line of credit was extended for an additional year and will terminate on December 31, 2011 unless extended. This line is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on the one month LIBOR on the outstanding debt plus 175 basis points for 2010 and 2011. In addition, there is a fee of 25 basis points charged quarterly on the portion of the commitment that is undrawn. As of December 31, 2010, the outstanding borrowing against this credit line was $2.7 million. There were no outstanding borrowings under this revolving line of credit at December 31, 2009. If this line of credit were not extended beyond its current maturity date of December 31, 2011, AWCC would continue to have access to its $840.0 million unsecured revolving credit facility described below.

AWCC has entered into an $840.0 million senior unsecured credit facility syndicated among the following group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent.

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

This revolving credit facility, which is scheduled to expire on September 15, 2012, is principally used to support the commercial paper program at AWCC and to provide up to $150.0 million in letters of credit. A majority of the banks agreed to further extend $685.0 million of commitments under this revolving credit facility to September 15, 2013. If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment. However, the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will be able to replace a defaulting lender. AWCC had no outstanding borrowings under the credit facilities and $36.4 million of outstanding letters of credit under this credit facility as of February 22, 2011. Also, as of February 22, 2011, AWCC had $194.7 million of commercial paper outstanding.

On December 31, 2010 and 2009, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper:

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(in thousands)
December 31, 2010	$850,000	$810,469	$150,000	$113,203	$175,290	$2,734
December 31, 2009	$850,000	$801,754	$150,000	$101,754	$84,995	$—

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The weighted average interest rate on short-term borrowings for the years ended December 31, 2010 and 2009 was approximately 0.42% and 0.82%, respectively.

Capital Structure

The following table indicates the percentage of our capitalization represented by the components of our capital structure as of December 31, 2010, 2009 and 2008:

	At December 31, 2010	At December 31, 2009	At December 31, 2008
Common stockholder equity and preferred stock without mandatory redemption rights	42%	42%	44%
Long-term debt and redeemable preferred stock at redemption value	55%	56%	49%
Short-term debt and current portion of long-term debt	3%	2%	7%

	100%	100%	100%

The changes to our capital resource mix during 2008 were accomplished through the various financing activities noted above in “Cash from Financing Activities.” The capital structure at December 31, 2010 and December 31, 2009 more closely reflects our expected future capital structure.

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

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our covenants as of December 31, 2010. However our California and Ohio subsidiaries did not meet the interest coverage test of at least 1.5x for the twelve months ended December 31, 2010 under the mortgage indenture and therefore they would be unable to issue new secured debt. See “Risk Factors—Risks Related to Our Industry and Business—Our failure to comply with restrictive covenants under our credit facilities could trigger repayment obligations.” Long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. On December 31, 2010, our ratio was 0.58 and therefore we were in compliance with the ratio.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets, depends on the securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we also issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. The following table shows the Company’s securities ratings as of December 31, 2010:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

On January 28, 2011, Standard & Poor’s Ratings Services, which we refer to as S&P, reaffirmed its “BBB+” corporate credit rating on AWCC and American Water and AWCC’s “A2” short-term rating. S&P’s rating outlook for both American Water and AWCC is stable.

On November 19, 2010, Moody’s Investors Service, which we refer to as Moody’s, affirmed its “Baa2” corporate credit rating on AWCC and American Water and affirmed AWCC’s “P2” short-term rating. The rating outlook for both American Water and AWCC is stable.

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

Dividends

Our board of directors has adopted a dividend policy to distribute to our stockholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Generally, our policy is to distribute 50% to 70% of our net income annually. We expect that dividends will be paid quarterly to holders of record approximately 15 days prior to the distribution date. Since the dividends on our common stock will not be cumulative, only declared dividends will be paid.

During 2010, 2009 and 2008, we paid $150.3 million, $137.3 million and $64.1 million in dividends, respectively. For 2010, we paid a dividend of $0.22 per share on December 1, 2010 and September 1, 2010 and $0.21 per share on June 1, 2010 and March 1, 2010. For 2009, we paid a dividend of $0.21 per share on December 1, 2009 and September 1, 2009 and $0.20 per share on June 1, 2009 and March 2, 2009. For 2008, we paid a dividend of $0.20 per share on September 2, 2008 and December 1, 2008.

Subject to applicable law and the discretion of our board of directors, we will pay cash dividends of approximately $0.22 per share per quarter in 2011, to be paid approximately 60 days after the end of each fiscal quarter. The quarterly and annual average aggregate dividend amounts for the four quarters would be $38.5 million, and $154.0 million annually. The aggregate dividend amounts are based upon 175.0 million shares outstanding as of December 31, 2010. Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Although we believe we will have sufficient net profits or surplus to pay dividends at the anticipated levels during the next four quarters, our board of directors will seek periodically to assure itself of this before actually declaring any dividends. In future periods, our board of directors may seek opinions from outside valuation firms to the effect that our solvency or assets are sufficient to allow payment of dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to pay dividends.

On January 28, 2011, our board of directors declared a quarterly cash dividend payment of $0.22 per share payable on March 1, 2011 to all shareholders of record as of February 18, 2011.

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

Under applicable law, our subsidiaries can pay dividends only from retained, undistributed or current earnings. A significant loss recorded at a subsidiary may limit the dividends that the subsidiary can distribute to us.

Insurance Coverage

We carry various property, casualty and financial insurance policies with limits, deductibles and exclusions that we believe are consistent with industry standards. However, insurance coverage may not be adequate or available to cover unanticipated losses or claims. We are self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on our short-term and long-term financial condition and our results of operations and cash flows.

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of business. These financial obligations, as of December 31, 2010, are set forth in the table below:

Contractual obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations(a)	$5,398,084	$34,898	$142,615	$64,843	$5,155,728
Interest on long-term debt(b)	5,666,463	329,686	655,216	641,625	4,039,936
Capital lease obligations(c)	5,076	635	1,254	1,053	2,134
Interest on capital lease obligations(d)	3,352	443	757	625	1,527
Operating lease obligations(e)	197,798	25,706	41,644	24,909	105,539
Purchase water obligations(f)	723,329	51,600	93,504	91,736	486,489
Other purchase obligations(g)	94,980	94,980	—	—	—
Postretirement benefit plans’ obligations(h)	126,512	27,212	50,800	48,500	—
Pension ERISA minimum funding requirement(h)	556,600	139,600	231,800	185,200	—
Preferred stocks with mandatory redemption requirements	23,989	668	2,756	3,912	16,653
Interest on preferred stocks with mandatory redemption requirements	20,397	2,014	3,789	3,164	11,430
Other obligations(i)	1,105,991	243,656	155,364	69,875	637,096

Total	$13,922,571	$951,098	$1,379,499	$1,135,442	$10,456,532

Note: The above table reflects only financial obligations and commitments. Therefore, performance obligations associated with our Market-Based Operations are not included in the above amounts.

(a)	Represents sinking fund obligations and debt maturities. Variable rate debt of $8,560 is included in 3-5 years category based on a contractual maturity date. Amount is classified as current portion of long-term debt in the Consolidated Balance Sheet (See Note 11—Long-term Debt).
(b)	Represents expected interest payments on outstanding long-term debt. Amounts reported may differ from actual due to future refinancing of debt.
(c)	Represents future minimum payments under noncancelable capital leases.
(d)	Represents expected interest payments on noncancelable capital leases.
(e)	Represents future minimum payments under noncancelable operating leases, primarily for the lease of motor vehicles, buildings, land and other equipment including water facilities and systems constructed by partners under the Public-Private Partnerships described below.
(f)	Represents future payments under water purchase agreements for minimum quantities of water.
(g)	Represents the open purchase orders as of December 31, 2010, for goods and services purchased in the ordinary course of business.
(h)	Represents contributions expected to be made to pension and post retirement benefit plans for the years 2011 through 2015.
(i)	Includes an estimate of advances for construction to be refunded, capital expenditures estimated to be required under legal and binding contractual obligations, contracts entered into for energy purchases, a liability associated with a conservation agreement and service agreements. Subsequent to December 31, 2010, one of our operating companies has committed to provide $8.0 million under a revolving credit line.

Public-Private Partnerships

West Virginia-American Water Company, which we refer to as WVAWC, has entered into a series of agreements with various public entities, which we refer to as the Partners, to establish certain joint ventures, commonly referred to as “public-private partnerships.” Under the public-private partnerships, WVAWC constructed utility plant, financed by WVAWC, and the Partners constructed utility plant (connected to

WVAWC’s property), financed by the Partners. WVAWC agreed to transfer and convey some of its real and personal property to the Partners in exchange for an equal principal amount of Industrial Development Bonds, commonly referred to as IDBs, issued by the Partners under a state Industrial Development Bond and Commercial Development Act. WVAWC leased back the total facilities, including portions funded by both WVAWC and the Partners, under leases for a period of 40 years.

WVAWC leased back the transferred facilities under capital leases for a period of 40 years. The leases have payments that approximate the payments required by the terms of the IDBs. We have presented the transaction on a net basis in the consolidated financial statements. The carrying value of the transferred facilities was approximately $159.7 million at December 31, 2010.

Market-Based Operations’ Performance Obligations

Our Market-Based Operations’ Contract Operations Group enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. These military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenues of $2,082.0 million at December 31, 2010. The Operations and Maintenance agreements with municipalities and other customers expire between 2011 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,197.0 million at December 31, 2010. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of the facilities, in exchange for an annual fee.

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

Regulatory Accounting

Our regulated utility subsidiaries are subject to regulation by state PUCs and the local governments of the states in which they operate. As such, we account for these regulated operations in accordance with authoritative guidance that requires us to reflect the effects of rate regulation in our financial statements. Use of the authoritative guidance is applicable to utility operations that meet the following criteria (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. As of December 31, 2010, we had concluded that the operations of our regulated subsidiaries meet the criteria. If it is concluded in a future period that a separable portion of the business no longer meets the criteria, we are required to eliminate the financial statement effects of regulation for that part of the business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in the consolidated financial statements. Failure to meet the criteria of the authoritative guidance could materially impact our consolidated financial statements as a one-time extraordinary item and continued impacts on our operating activities.

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow for recovery through rates charged to customers. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred. As of December 31, 2010, we have recorded $1,016.0 million of net regulatory assets within our Consolidated Financial Statements. Also, at December 31, 2010, we had recorded $303.7 million of regulatory liabilities within our consolidated financial statements. See Note 7 of the Notes to Consolidated Financial Statements for further information regarding the significant regulatory assets and liabilities.

For each regulatory jurisdiction where we conduct business, we continually assess whether the regulatory assets and liabilities continue to meet the criteria for probable future recovery or settlement. This assessment includes consideration of factors such as changes in applicable regulatory environments, recent rate orders to other regulated entities in the same jurisdiction, the status of any pending or potential deregulation legislation and the ability to recover costs through regulated rates. If subsequent events indicate that the regulatory assets or liabilities no longer meet the criteria for probable future recovery or settlement, our statement of operations and financial position could be materially affected.

Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. At December 31, 2010, the Company’s goodwill was $1,250.7 million. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

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

For the November 30, 2010 impairment test, the estimated fair value of the Regulated reporting unit for step 1 was based on a combination of the following valuation techniques:

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

The second valuation technique forecasts each reporting unit’s three-year cash flows using an estimated long-term growth rate and discounts these cash flows at their respective estimated weighted average cost of capital.

Because of the unique nature, small size and lack of historical earnings of most of the Market-Based reporting units, a market approach historically could not be reasonably applied. As such the estimated fair values of the Market-Based reporting units were determined entirely on the basis of discounted cash flow models. For the November 30, 2010 impairment test, a market approach was introduced to the Market-Based reporting units as the larger Market-Based reporting units have begun to mature.

The Company has completed its November 30, 2010 annual impairment review and does not believe that the Company’s goodwill balance was impaired. The Company’s fair value calculated in its 2010 impairment test period was greater than the aggregate carrying value of its reporting units.

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

For the year ended December 31, 2010, no impairment charge was recorded. For the years ended December 31, 2009 and 2008, the Company recorded impairment charges for goodwill in the amounts of $450.0 million and $750.0 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets include land, buildings, equipment and long-term investments. Long-lived assets, other than investments and land are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include items such as a significant decrease in the market value of a long-lived asset, a significant adverse change in the manner in which the asset is being used or planned to be used or in its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, we estimate the fair value of the asset from future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets, and compare that to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value. The key variables that must be estimated include assumptions regarding sales volume, rates, operating costs, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus, could have a significant effect on the consolidated financial statements.

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

Revenue Recognition

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are delivered to customers and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the latest meter reading to the end of the accounting period. Unbilled utility revenues as of December 31, 2010 and 2009 were $140.9 million and $130.3 million, respectively. Increases in volumes delivered to the utilities’ customers and favorable rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the estimated unbilled revenue; however, since the majority of our customers are billed on a monthly basis, total operating revenues would remain materially unchanged.

Revenue from Market-Based Operations is recognized as services are rendered. Revenues from certain construction projects are recognized over the contract term based on the estimated percentage of completion during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenue. Billings in excess of revenues recognized on construction contracts are recorded as other current liabilities on the balance sheet until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined.

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

•

Expected Return on Plan Assets (“EROA”)—Management projects the future return on plan assets considering prior performance, but primarily based upon the plans’ mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs we record currently;

•	Rate of Compensation Increase—Management projects employees’ annual pay increases, which are used to project employees’ pension benefits at retirement; and

•	Health Care Cost Trend Rate—Management projects the expected increases in the cost of health care.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. In selecting a discount rate for our pension and postretirement benefit plans, a yield curve was developed for a portfolio containing the majority of United States-issued Aa-graded non-callable (or callable with make-whole provisions) corporate bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 5.32%, 5.93% and 6.12% at December 31, 2010, 2009 and 2008, respectively. The discount rate for determining other post-retirement benefit obligations was 5.27%, 5.82% and 6.09% at December 31, 2010, 2009 and 2008, respectively.

In selecting an expected return on plan assets, we considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term EROA assumption used in calculating pension cost was 7.90% for 2010, 2009 and 2008. The weighted average EROA assumption used in calculating other postretirement benefit costs was 7.60% for 2010 and 2009 and 7.75% for 2008.

The asset allocations for the Company’s U.S. pension plan at December 31, 2010 and 2009 by asset category, are as follows:

	Target Allocation 2010	Percentage of Plan Assets At December 31,
Asset category		2010	2009
Equity securities	70%	70%	71%
Fixed income	30%	30%	29%

Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The Company’s other postretirement benefit plans are partially funded. The asset allocations for the Company’s other postretirement benefit plans at December 31, 2010 and 2009, by asset category, are as follows:

Asset category	Target Allocation 2010	Percentage of Plan Assets At December 31,
		2010	2009
Equity securities	70%	70%	70%
Fixed income	30%	30%	30%

Total	100%	100%	100%

The Company’s investment policy, and related target asset allocation, is evaluated periodically through asset liability studies. The studies consider projected cash flows of maturity liabilities, projected asset class return risk, and correlation and risk tolerance.

The pension and postretirement welfare plan trusts investments include debt and equity securities held directly and through commingled funds. The trustee for the Company’s defined benefit pension and post retirement welfare plans uses independent valuation firms to calculate the fair value of plan assets. Additionally, the company independently verifies the assets values. Approximately 78.2% of the assets are valued using the quoted market price for the assets in an active market at the measurement date, while 18.1% of the assets are valued using other observable inputs and 3.7% use unobservable inputs.

In selecting a rate of compensation increase, we consider past experience in light of movements in inflation rates. Our rate of compensation increase was 3.50% for 2010 and 4.00% for 2009 and 2008.

In selecting health care cost trend rates, we consider past performance and forecasts of increases in health care costs. Our health care cost trend rate used to calculate the periodic cost was 8.50% in 2010 gradually declining to 5.00% in 2017 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation at December 31, 2010	Impact on 2010 Total Service and Interest Cost Components
	(in thousands)
Increase assumed health care cost trend by 1%	$79,087	$7,236
Decrease assumed health care cost trend by 1%	$65,679	$5,933

We will use a discount rate and EROA of 5.32% and 7.90%, respectively, for estimating our 2011 pension costs. Additionally, we will use a discount rate and EROA of 5.27% and 7.60%, respectively, for estimating our 2011 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase our pension expense. Our 2010 and 2009 pension and postretirement costs were $80.0 million and $72.6 million, respectively. The Company currently expects to make pension and postretirement benefit contributions to the plan trusts of $166.8 million, $155.0 million, $127.6 million, $126.4 million and $107.3 million in 2011, 2012, 2013, 2014 and 2015 respectively. Actual amounts contributed could change significantly from these estimates.

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

New Accounting Standards

Revenue arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Company is currently assessing the impact that the guidance may have on the Company’s results of operations, financial position or cash flows.

Business Combinations

In December 2010, the FASB clarified the requirements for reporting of pro forma revenue and earnings disclosures for business combinations. The accounting update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

Intangibles—Goodwill

In December 2010, the FASB issued authoritative guidance that modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update requires that for those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing authoritative guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the adoption of this update to have a significant impact on the Company’s results of operations, financial position or cash flows.

Fair Value Measurements

In January 2010, the FASB issued authoritative guidance that requires new disclosures of (i) the amounts of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers and (ii) information in the reconciliation of recurring Level 3 measurements (those using significant unobservable inputs) about purchases, sales, issuances, and settlements on a gross basis. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for interim and annual periods beginning after December 15, 2009, except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements, which does not become effective until interim and annual periods beginning after December 15, 2010. As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows. In addition, the Company does not expect the adoption of the requirement to disclose additional information in the reconciliation of Level 3 measurements to have a significant impact on the Company’s results of operations, financial position or cash flows.

See Note 2—Significant Accounting Policies in the notes to the audited consolidated financial statements for a discussion of new accounting standards recently adopted or pending adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We are exposed to risks from changes in interest rates as a result of our issuance of variable and fixed rate debt and commercial paper. We manage our interest rate exposure by limiting our variable rate exposure and by monitoring the effects of market changes in interest rates. We also have the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2010, a hypothetical increase of interest rates by 1% associated with our short-term borrowings would result in a $1.8 million decrease in our pre-tax earnings.

In July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million. This agreement effectively converted the interest on $100.0 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. We entered into this interest rate swap to mitigate interest cost at the parent company relating to debt that was incurred by our prior owners and was not used in any manner to finance the cash needs of our subsidiaries. As the swap interest rates are fixed through April 2011, a hypothetical 1% increase in the interest rates associated with the interest swap agreement would result in a $0.7 million decrease on our pre-tax earnings for the year ended December 31, 2011. This calculation holds all other variables constant and assumes only the discussed changes in interest rates.

Our risks associated with price increases for chemicals, electricity and other commodities are reduced through contractual arrangements and the ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, financial position and cash flows.

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

We are exposed to credit risk through our water, wastewater and other water-related activities for both our Regulated Businesses and Market-Based Operations. Our Regulated Businesses serve residential, commercial, industrial and municipal customers while our Market-Based Operations engage in business activities with developers, government entities and other customers. Our primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the non-payment of customer accounts receivable balances. Our credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures such as letters of credit or prepayment arrangements. Our credit portfolio is diversified with no significant customer or industry concentrations. In addition, our Regulated Businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Water Works Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of cash flows, and of changes in common stockholders’ equity, present fairly, in all material respects, the financial position of American Water Works Company, Inc. and Subsidiary Companies at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 25, 2011

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,402,466 in 2010 and $3,168,078 in 2009	$11,058,565	$10,523,844
Nonutility property, net of accumulated depreciation of $143,051 in 2010 and $117,245 in 2009	143,052	153,549

Total property, plant and equipment	11,201,617	10,677,393

Current assets
Cash and cash equivalents	13,112	22,256
Restricted funds	94,066	41,020
Utility customer accounts receivable	152,878	149,417
Allowance for uncollectible accounts	(18,043)	(19,035)
Unbilled utility revenues	140,933	130,262
Other receivables, net	74,309	75,086
Income taxes receivable	0	17,920
Materials and supplies	28,867	29,521
Other	48,185	52,680

Total current assets	534,307	499,127

Regulatory and other long-term assets
Regulatory assets	1,016,007	952,020
Restricted funds	26,718	20,212
Goodwill	1,250,692	1,250,381
Other	50,432	53,518

Total regulatory and other long-term assets	2,343,849	2,276,131

TOTAL ASSETS	$14,079,773	$13,452,651

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets—(Continued)

(In thousands, except per share data)

	December 31,
	2010	2009
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 174,996 shares outstanding in 2010 and 174,630 in 2009)	$1,750	$1,746
Paid-in capital	6,156,675	6,140,077
Accumulated deficit	(1,959,235)	(2,076,287)
Accumulated other comprehensive loss	(71,446)	(64,677)
Treasury stock	(19)	0

Common stockholders’ equity	4,127,725	4,000,859
Preferred stock without mandatory redemption requirements	4,547	4,557

Total stockholders’ equity	4,132,272	4,005,416

Long-term debt
Long-term debt	5,410,271	5,288,180
Redeemable preferred stock at redemption value	23,271	23,946

Total capitalization	9,565,814	9,317,542

Current liabilities
Short-term debt	229,699	119,497
Current portion of long-term debt	44,760	54,068
Accounts payable	199,240	138,609
Taxes accrued, including income taxes of $906 in 2010 and $1,777 in 2009	46,710	45,552
Interest accrued	60,874	60,128
Other	193,223	189,538

Total current liabilities	774,506	607,392

Regulatory and other long-term liabilities
Advances for construction	611,209	633,509
Deferred income taxes	1,093,055	851,677
Deferred investment tax credits	31,023	32,590
Regulatory liabilities	303,743	322,281
Accrued pension expense	422,386	431,010
Accrued postretirement benefit expense	215,751	236,045
Other	45,824	47,325

Total regulatory and other long-term liabilities	2,722,991	2,554,437

Contributions in aid of construction	1,016,462	973,280
Commitments and contingencies (See Note 16)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$14,079,773	$13,452,651

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Operating revenues	$2,710,677	$2,440,703	$2,336,928

Operating expenses
Operation and maintenance	1,389,212	1,283,417	1,262,283
Depreciation and amortization	354,650	335,178	312,776
General taxes	218,653	199,262	199,139
Loss (gain) on sales of assets	71	(763)	(374)
Impairment charge	0	450,000	750,000

Total operating expenses, net	1,962,586	2,267,094	2,523,824

Operating income (loss)	748,091	173,609	(186,896)

Other income (expenses)
Interest, net	(315,043)	(296,545)	(285,155)
Allowance for other funds used during construction	10,003	11,486	14,497
Allowance for borrowed funds used during construction	6,284	7,224	8,171
Amortization of debt expense	(4,557)	(6,647)	(5,895)
Other, net	4,658	(792)	4,684

Total other income (expenses)	(298,655)	(285,274)	(263,698)

Income (loss) before income taxes	449,436	(111,665)	(450,594)
Provision for income taxes	181,609	121,418	111,827

Net income (loss)	$267,827	$(233,083)	$(562,421)

Other comprehensive income, net of tax:
Change in employee benefit plan funded status, net of tax of ($7,567), $6,381 and ($41,007), respectively	(11,836)	9,981	(64,139)
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $50, $29 and $17, respectively	79	46	26
Actuarial loss, net of tax of $2,793, $3,832 and $0, respectively	4,368	5,994	1
Foreign currency translation adjustment	620	1,553	244

Other comprehensive income	(6,769)	17,574	(63,868)

Comprehensive income (loss)	$261,058	$(215,509)	$(626,289)

Income (loss) per common share:
Basic	$1.53	$(1.39)	$(3.52)

Diluted	$1.53	$(1.39)	$(3.52)

Average common shares outstanding during the period:
Basic	174,833	168,164	159,967

Diluted	175,124	168,164	159,967

Dividends per common share	$0.86	$0.82	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$267,827	$(233,083)	$(562,421)
Adjustments
Depreciation and amortization	354,650	335,178	312,776
Impairment charge	0	450,000	750,000
Provision for deferred income taxes	157,602	140,821	95,643
Amortization of deferred investment tax credits	(1,567)	(1,433)	(1,338)
Provision for losses on utility accounts receivable	18,697	21,781	17,267
Allowance for other funds used during construction	(10,003)	(11,486)	(14,497)
Loss (gain) on sale of assets	71	(763)	(374)
Pension and non-pension post retirement benefits	89,342	105,133	50,309
Stock-based compensation expense	10,334	7,602	4,534
Other, net	(20,514)	(30,007)	(200)
Changes in assets and liabilities
Receivables and unbilled utility revenues	(33,044)	(18,751)	(20,702)
Taxes receivable, including income taxes	17,920	(17,920)	23,111
Other current assets	5,149	(6,737)	(11,194)
Pension and non-pension post retirement benefit contributions	(137,257)	(127,446)	(105,053)
Accounts payable	6,487	52	2,978
Taxes accrued, including income taxes	39,577	(13,321)	13,460
Interest accrued	746	6,499	2,790
Other current liabilities	8,916	(9,963)	(4,920)

Net cash provided by operating activities	774,933	596,156	552,169

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(765,636)	(785,265)	(1,008,806)
Acquisitions	(1,642)	(18,144)	(12,512)
Proceeds from sale of assets and securities	239	1,237	12,604
Removal costs from property, plant and equipment retirements, net	(43,695)	(29,900)	(24,793)
Net funds released	63,991	129,711	2,457
Other	0	(1,250)	(2,617)

Net cash used in investing activities	(746,743)	(703,611)	(1,033,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	268,559	542,926	279,941
Repayment of long-term debt	(272,700)	(178,131)	(241,500)
Proceeds from issuance of common stock (net of 2009 expenses of $7,824)	0	242,301	0
Net borrowings (repayments) under short-term debt agreements	93,029	(352,005)	258,684
Proceeds from issuances of employee stock plans and DRIP	6,711	2,089	836
Advances and contributions for construction, net of refunds of $35,830 in 2010, $27,481 in 2009 and $57,580 in 2008	7,042	21,211	3,078
Change in cash overdraft position	17,173	(7,508)	(188)
Capital contributions	0	0	245,000
Debt issuance costs	(6,619)	(13,165)	(4,008)
Redemption of preferred stocks	(228)	(218)	(229)
Dividends paid	(150,301)	(137,331)	(64,055)

Net cash (used in) provided by financing activities	(37,334)	120,169	477,559

Net (decrease) increase in cash and cash equivalents	(9,144)	12,714	(3,939)
Cash and cash equivalents at beginning of period	22,256	9,542	13,481

Cash and cash equivalents at end of period	$13,112	$22,256	$9,542

Cash paid during the year for:
Interest, net of capitalized amount	$329,417	$303,958	$294,508
Income taxes, net of refunds of $37,790 in 2010, $2,754 in 2009 and $40,400 in 2008	$(30,108)	$11,205	$(22,161)
Non-cash investing activity
Capital expenditures acquired on account but unpaid as of year-end	$112,313	$59,219	$72,657
Non-cash financing activity
Advances and contributions	$27,566	$77,094	$83,041
Long-term debt (See Note 11)	$122,775	$179,931	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2007	160,000	$1,600	$5,637,947	$(1,079,118)	$(18,383)	0	$0	$4,568	$4,546,614
Net loss	—	—	—	(562,421)	—	—	—	—	(562,421)
Equity investment by RWE	—	—	245,000	—	—	—	—	—	245,000
Contribution of common stock by RWE	—	—	1,933	—	—	(90)	(1,933)	—	—
Employee stock purchase plan (ESPP)	—	—	69	—	—	39	836	—	905
Stock-based compensation activity	—	—	3,304	—	—	51	1,090	—	4,394
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive income (loss), net of tax of ($40,990)	—	—	—	—	(63,868)	—	—	—	(63,868)
Dividends	—	—	—	(64,055)	—	—	—	—	(64,055)

Balance at December 31, 2008	160,000	$1,600	$5,888,253	$(1,705,594)	$(82,251)	0	$(7)	$4,557	$4,106,558
Net loss	—	—	—	(233,083)	—	—	—	—	(233,083)
Common stock offering, net of expenses of $7,824	14,500	145	242,156	—	—	—	—	—	242,301
Employee stock purchase plan (ESPP)	128	1	2,453	—	—	1	23	—	2,477
Stock-based compensation activity	2	—	7,215	(279)	—	(1)	(16)	—	6,920
Other comprehensive income (loss), net of tax of $10,242	—	—	—	—	17,574	—	—	—	17,574
Dividends	—	—	—	(137,331)	—	—	—	—	(137,331)

Balance at December 31, 2009	174,630	$1,746	$6,140,077	$(2,076,287)	$(64,677)	0	$0	$4,557	$4,005,416
Net income	—	—	—	267,827	—	—	—	—	267,827
Direct stock reinvestment and purchase plan (DRIP), net of expense of $96	63	1	1,328	—	—	—	—	—	1,329
Employee stock purchase plan (ESPP)	112	1	2,502	—	—	7	127	—	2,630
Stock-based compensation activity	191	2	12,768	(474)	—	(8)	(146)	—	12,150
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income (loss), net of tax of ($4,724)	—	—	—	—	(6,769)	—	—	—	(6,769)
Dividends	—	—	—	(150,301)	—	—	—	—	(150,301)

Balance at December 31, 2010	174,996	$1,750	$6,156,675	$(1,959,235)	$(71,446)	(1)	$(19)	$4,547	$4,132,272

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1: Organization and Operation

American Water Works Company, Inc. (“AWW”) and its subsidiaries (collectively referred to herein as the “Company”) is the holding company for regulated and market based subsidiaries throughout the United States of America and two Canadian provinces. The regulated subsidiaries provide water and wastewater services as public utilities. These regulated subsidiaries are operationally segregated into 20 U.S. states in which the Company operates regulated utilities. The market based subsidiaries include various lines of business including Homeowner Services, which provides water and sewer line protection plans for homeowners, and the Operations and Maintenance contracts group, which conducts operation and maintenance of water and wastewater facilities for the U.S. Military, municipalities, the food and beverage industry and other customers.

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

Regulation

The Company’s regulated utilities are subject to economic regulation by the public utility commissions and the local governments of the states in which they operate (the “Regulators”). These Regulators have allowed recovery of costs and credits which the Company has recorded as regulatory assets and liabilities. Accounting for future recovery of costs and credits as regulatory assets and liabilities is in accordance with authoritative guidance applicable to those companies whose rates are established by or are subject to approval by an independent third-party regulator. Regulated utilities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in operations by a market based company. These deferred regulatory assets and liabilities are then reflected in the statement of operations in the period in which the costs and credits are reflected in the rates charged for service. (See Note 7)

Property, Plant and Equipment

Property, plant and equipment consist primarily of utility plant. Additions to utility plant and replacements of retirement units of property are capitalized. Costs include material, direct labor and such indirect items as engineering and supervision, payroll taxes and benefits, transportation and an allowance for funds used during construction. The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $57,294 and $58,655 at December 31, 2010 and 2009, respectively. The cost of repairs; maintenance, including planned major maintenance activities; and minor replacements of property is charged to maintenance expense as incurred.

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

Nonutility property consists primarily of buildings and equipment utilized by the Company for internal operations. This property is stated at cost, net of accumulated depreciation calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to 50 years.

Cash and Cash Equivalents

Substantially all cash is invested in interest-bearing accounts. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

The Company had book overdrafts for certain of its disbursement accounts of $51,675 and $34,502 at December 31, 2010 and 2009, respectively. A book overdraft represents transactions that have not cleared the bank accounts at the end of the period. The Company transfers cash on an as-needed basis to fund these items as they clear the bank. The balance of the book overdraft is reported as short-term debt and the change in the book overdraft balance is reported as cash flows from financing activities.

Restricted Funds

Restricted funds primarily represent proceeds from financings for the construction and capital improvement of facilities and deposits for future services under operation and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Restricted funds expected to be released within 12 months subsequent to year-end are classified as current.

Utility Customer Accounts Receivable

Regulated utility customer accounts receivable represent amounts billed to water and wastewater customers on a cycle basis. Credit is extended based on the guidelines of the applicable Regulators and generally, collateral is not required.

Allowance for Uncollectible Accounts

Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due and previous loss history. The Company writes off accounts when they become uncollectible. (See Note 5)

Other Receivables, Net

Other receivables, net consists of market based trade accounts receivable and market based unbilled revenues, net of a reserve for doubtful accounts, and non-utility customer receivables of the regulated subsidiaries. In determining the reserve for uncollectible market based accounts, the Company considers the length of time the trade accounts receivable are past due and the customers’ current ability to pay their obligations. Unbilled receivables are accrued when service has been provided but has not been billed to customers. (See Note 6)

Materials and Supplies

Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.

Goodwill

Goodwill is primarily associated with the acquisitions of American Water Works Company, Inc. in 2003 and E’town Corporation in 2001 (the “Acquisitions”) and has been assigned to reporting units based on the fair values at the date of the Acquisitions. The Regulated Businesses segment is a single reporting unit. In the Market-Based Operations segment, the business is organized into seven reporting units for its market based services. Goodwill is reviewed annually, or more frequently if changes in circumstances indicate the carrying value may not be recoverable. Annual impairment reviews are performed in the fourth quarter of the calendar year, in conjunction with the timing of the completion of the Company’s annual strategic business plan.

The Company considers the carrying value of goodwill to be one of its critical accounting estimates. The Company believes the assumptions and other considerations used to value goodwill to be appropriate. However, if experience differs from the assumptions and considerations used in its analysis, the resulting change could have a material adverse impact on the consolidated financial statements.

No impairment charge was recorded for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, the Company recorded impairment charges for goodwill of $450,000 and $750,000, respectively. (See Note 8)

Long-Lived Assets

Long-lived assets include land, buildings, equipment and long-term investments. Long-lived assets, other than investments and land, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include items such as a significant decrease in the market value of a long-lived asset, a significant adverse change in the manner the asset is being used or planned to be used or in its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, the Company estimates the fair value of the asset from future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets and compares that to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss is recorded.

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

The key variables to determine value include assumptions regarding sales volume, rates, operating costs, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value.

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

Advances and Contributions in Aid of Construction

Regulated utility subsidiaries may receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities at December 31, 2010 and 2009 in the accompanying Consolidated Balance Sheets are estimated refunds of $25,234 and $34,207, respectively. Those amounts represent expected refunds during the next 12-month period. Advances which are no longer refundable are reclassified to contributions in aid of construction. Contributions in aid of construction are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds. Non-cash utility property has been received, primarily from developers, as advances or contributions of $27,566, $77,094 and $83,041 for the years ended December 31, 2010, 2009 and 2008, respectively.

Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. Certain of the Company’s subsidiaries do not depreciate contributed property, based on regulatory guidelines. Amortization of contributions in aid of construction was $23,480, $20,227 and $20,219 for the years ended December 31, 2010, 2009 and 2008, respectively.

Recognition of Revenues

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are provided and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the latest meter reading to the end of the accounting period.

The Company has agreements with the United States Government to operate and maintain water and wastewater systems at various military bases pursuant to 50-year contracts (“military agreements”). These contracts also include construction components that are accounted for separately from the operations and management components. The military agreements are subject to periodic price redetermination adjustments and modifications for changes in circumstance. Additionally, the Company has agreements ranging in length from three to 40 years with various industries and municipalities to operate and maintain water and wastewater systems (“O&M agreements”). Revenue from operations and management services are recognized as services are provided. (See Note 16)

Construction Contracts

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

Environmental Costs

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $6,630 and $7,947 at December 31, 2010 and 2009, respectively. At December 31, 2010, $6,600 of the accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company paid and expensed $3,500 related to this agreement during 2009, and has agreed to pay $1,100 annually from 2010 to 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at December 31, 2010 and 2009 include $10,642 and $7,700, respectively, related to the NOAA agreement, including an additional $3,500 granted in 2010 for recovery of the 2009 payment.

Derivative Financial Instruments

The Company uses derivative financial instruments for purposes of hedging exposures to fluctuations in interest rates. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the fair value of a recognized asset or liability (fair-value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge).

Changes in the fair value of a fair-value hedge, along with the gain or loss on the underlying hedged item, are recorded in current-period earnings. The effective portion of gains and losses on cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. Any ineffective portion of designated hedges is recognized in current-period earnings.

Cash flows from derivative contracts are included in net cash provided by operating activities.

New Accounting Standards

The following recently announced accounting standards have been adopted by the Company and have been included in the consolidated results of operations, financial position or footnotes of the accompanying Consolidated Financial Statements:

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that replaces the quantitative-based risk and rewards calculation for determining which reporting entity has a controlling financial interest in a variable interest entity with a qualitative approach. This revised guidance also requires additional disclosures about a reporting entity’s involvement in variable interest entities. This guidance is effective for the Company beginning January 1, 2010. These changes did not have an impact on the Company’s results of operations, financial position or cash flows; however, these changes could impact the accounting for the Company’s interests in a variable interest entity in the future.

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance that amends current guidance for accounting for the transfers of financial assets. Key provisions include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in which a portion of a financial asset has been transferred and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Further, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance is effective for the Company beginning January 1, 2010, and is required to be applied prospectively. The adoption of this update did not have an impact on the Company’s results of operations, financial position or cash flows.

Fair Value Measurements

In January 2010, the FASB issued authoritative guidance that requires new disclosures of (i) the amounts of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers and (ii) information in the reconciliation of recurring Level 3 measurements (those using significant unobservable inputs) about purchases, sales, issuances, and settlements on a gross basis. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of Level 3 measurements, which does not become effective until interim and annual periods beginning after December 15, 2010. As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows. In addition, the Company does not expect the adoption of the requirement to disclose additional information in the reconciliation of Level 3 measurements to have a significant impact on the Company’s results of operations, financial position or cash flows

The following recently issued accounting standards are not yet reflected or required to be adopted by the Company or included in the consolidated results of operations or financial position of the Company:

Revenue arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Company is currently assessing the impact that the guidance may have on the Company’s results of operations, financial position or cash flows.

Business Combinations

In December 2010, the FASB clarified the requirements for reporting of pro forma revenue and earnings disclosures for business combinations. The accounting update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

Intangibles – Goodwill

In December 2010, the FASB issued authoritative guidance that modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update requires that for those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing authoritative guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the adoption of this update to have a significant impact on the Company’s results of operations, financial position or cash flows.

Reclassifications

The Company disclosed in the property, plant and equipment policy note that costs recovered for cost of removal or other retirement obligations are classified as a regulatory asset or regulatory liability depending on the timing of the cost recovered through rates. In either case, the amortization associated with the regulatory asset and regulatory liability for cost of removal had been included within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of operations and maintenance expense. The Company has also presented this as amortization of removal costs net of salvage value within the Consolidated Statements of Cash Flows. Beginning with the 2010 year-end consolidated financial statements, the Company is presenting the amortization of removal costs net of salvage value within the depreciation and amortization expense of the Consolidated Statements of Operations and Comprehensive Income (Loss). Based on the manner in which the Company evaluates its results and consistent with the Company’s peers, the amortization associated with removal costs is included in depreciation and amortization. The Company has presented this reclassification in all periods within these consolidated financial statements. The following tables set forth the impacts of this reclassification for the prior periods presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

	2009 Previously Reported	Reclassification	2009 Adjusted Presentation
Operating expenses
Operations and maintenance	$1,324,355	$(40,938)	$1,283,417
Depreciation and amortization	$294,240	$40,938	$335,178

	2008 Previously Reported	Reclassification	2008 Adjusted Presentation
Operating expenses
Operations and maintenance	$1,303,798	$(41,515)	$1,262,283
Depreciation and amortization	$271,261	$41,515	$312,776

The reclassification was made to conform with the Company’s current presentation of this expense and had no impact to the total captions presented within the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 3: Acquisitions and Divestitures

Acquisitions

The Company announced it has entered into a purchase agreement to purchase assets of certain water and wastewater systems in Missouri. The purchase price is approximately $3,000, is subject to regulatory approval, and is expected to close in 2011.

During 2010, the Company closed on six acquisitions of regulated water and wastewater systems for an aggregate purchase price of $1,642. The purchase price for each acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values at the acquisition date. Assets acquired consisted of plant and equipment of $3,064. Liabilities assumed totaled $1,422, including contributions in aid of construction of $1,109 and regulatory liabilities of $313.

During 2009, the Company closed on seven acquisitions (six regulated water and wastewater systems, and one in its Market-Based Operations segment) for an aggregate purchase price of $18,144. The purchase price for each acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values at the acquisition date. Assets acquired totaled $29,462, including plant and equipment of $17,843, current assets of $5,857, goodwill of $606, and long-lived assets of $5,156. Liabilities assumed totaled $11,318, including debt of $3,990, current liabilities of $5,732, long-term liabilities of $970, and contributions in aid of construction of $626.

Divestitures

On January 24, 2011, the Company announced that it had entered into a Stock Purchase Agreement (the “Sale Agreement”) to sell all the stock of the Company’s Arizona and New Mexico subsidiaries for $470,000 in cash, subject to certain closing adjustments.

These two subsidiaries are included in the Regulated Businesses segment. The total assets, liabilities and revenues for these two subsidiaries were $769,359, $596,742 and $97,547, respectively, as of and for the year ended December 31, 2010.

Closing of the transaction is subject to customary closing conditions, including approval by the Arizona and New Mexico public utility commissions. The Company plans to use the proceeds from the sale to reduce both equity and debt financing.

Based on a preliminary assessment of the sale price and a review of the carrying value of the subsidiary companies, there is no anticipated impairment expected to be recorded as a result of the Sale Agreement.

The Company also announced prior to December 31, 2010 that it had reached an agreement to sell all the assets and certain liabilities of its Texas subsidiary. The assets and revenues of this subsidiary company are included in the Regulated Businesses segment. The sales price and net carrying value are approximately $6,100. Revenues were $3,321 for the year ended December 31, 2010. The Company has not classified the assets and liabilities as held for sale as it is immaterial to the Consolidated Balance Sheets presented and the segment information presented in Note 21. This sale is subject to approval by the Texas Commission on Environmental Quality and is subject to certain closing adjustments.

Note 4: Utility Plant

The components of utility plant by category at December 31 are as follows:

	Range of Remaining Useful Lives	2010	2009
Water plant
Land and other non-depreciable assets		$156,976	$144,295
Sources of supply	15 to 127 Years	598,802	564,886
Treatment and pumping facilities	3 to 101 Years	2,766,548	2,675,718
Transmission and distribution facilities	9 to 127 Years	6,682,273	6,290,578
Services, meters and fire hydrants	4 to 96 Years	2,512,234	2,363,394
General structures and equipment	3 to 112 Years	692,717	645,727
Wastewater plant	4 to 86 Years	735,917	702,725
Construction work in progress		315,564	304,599

		14,461,031	13,691,922
Less accumulated depreciation		3,402,466	3,168,078

		$11,058,565	$10,523,844

Utility plant depreciation expense amounted to $275,844 in 2010, $262,825 in 2009 and $267,763 in 2008. The Company’s regulated utility subsidiaries record depreciation in conformity with amounts approved by state regulators after regulatory review of information the Company submits to support its estimates of the assets’ remaining useful lives.

The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balan-ces was 2.67% in 2010, 2.68% in 2009 and 2.93% in 2008.

Note 5: Allowance for Uncollectible Accounts

The following table summarizes the changes in the Company’s allowances for uncollectible accounts:

	2010	2009	2008
Balance at January 1	$(19,035)	$(18,644)	$(20,923)
Amounts charged to expense	(18,697)	(21,781)	(17,267)
Amounts written off	23,452	25,079	22,583
Recoveries of amounts written off	(3,763)	(3,689)	(3,037)

Balance at December 31	$(18,043)	$(19,035)	$(18,644)

Note 6: Other Receivables, Net

Components of the Company’s other receivables, net at December 31 are as follows:

	2010	2009
Market based trade accounts receivable	$38,290	$33,945
Allowance for doubtful accounts—market based trade accounts receivable	(3,510)	(3,837)
Market based unbilled revenue	14,976	15,678
Other	24,553	29,300

	$74,309	$75,086

The following table summarizes the changes in the Company’s market based allowances for uncollectible accounts:

	2010	2009	2008
Balance at January 1	$(3,837)	$(5,221)	$(5,567)
Amounts charged to expense	(429)	(259)	(1,587)
Amounts written off	777	1,805	1,942
Recoveries of amounts written off	(21)	(162)	(9)

Balance at December 31	$(3,510)	$(3,837)	$(5,221)

Note 7: Regulatory Assets and Liabilities

The regulatory assets represent costs that are expected to be fully recovered from customers in future rates. Except for income taxes, regulatory assets are excluded from the Company’s rate base and generally do not earn a return. The components of regulatory assets at December 31 are as follows:

	2010	2009
Income taxes recoverable through rates	$252,290	$233,806
Debt and preferred stock expense	77,138	75,693
Deferred pension expense	215,008	209,288
Deferred other postretirement benefit expense	126,894	141,830
Deferred security costs	7,479	10,121
Deferred business services project expense	10,670	12,496
Deferred tank painting costs	28,420	24,705
Deferred rate case expense	11,409	10,919
Purchase premium recoverable through rates	60,647	61,101
Environmental remediation recoverable through rates	10,642	7,700
Coastal water project costs	27,084	21,056
San Clemente Dam project costs	18,723	16,392
Removal costs recoverable through rates	59,621	46,090
Other	109,982	80,823

	$1,016,007	$952,020

The Company has recorded a regulatory asset for the additional revenues expected to be realized as the tax effects of temporary differences previously flowed through to customers reverse. These temporary differences are primarily related to the difference between book and tax depreciation on property placed in service before the adoption by the regulatory authorities of full normalization for rate making purposes. Full normalization requires no flow through of tax benefits to customers. The regulatory asset for income taxes recoverable through rates is net of the reduction expected in future revenues as deferred taxes previously provided, attributable to the difference between the state and federal income tax rates under prior law and the current statutory rates, reverse over the average remaining service lives of the related assets. The increase in 2010 included $16,979 due to the change in the Company’s future tax deductibility of its Medicare Part D subsidy. (See Note 14)

Debt expense is amortized over the lives of the respective issues. Call premiums on the redemption of long-term debt, as well as unamortized debt expense, are deferred and amortized to the extent they will be recovered through future service rates. Expenses of preferred stock issues without sinking fund provisions are amortized over 30 years from date of issue; expenses of issues with sinking fund provisions are charged to operations as shares are retired.

Pension expense in excess of the amount contributed to the pension plans is deferred by certain subsidiaries. These costs will be recovered in future service rates as contributions are made to the pension plan. The Company also has regulatory assets of $184,937 and $166,441 at December 31, 2010 and 2009, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

Postretirement benefit expense in excess of the amount recovered in rates through 1997 has been deferred by certain subsidiaries. These costs are recognized in the rates charged for water service and will be fully recovered over a 20-year period ending in 2012 as authorized by the regulatory authorities. The Company has regulatory assets of $121,665 and $134,180 at December 31, 2010 and 2009, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

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

Environmental remediation recoverable through rates is the recovery of costs incurred by the Company’s California subsidiary under a settlement agreement entered into with NOAA to improve habitat conditions in the Carmel River Watershed.

Coastal water project costs include all preliminary costs associated with the studying, testing and design of alternatives to help solve water supply shortages in Monterey, California. Coastal water project costs incurred through December 31, 2008 have been reviewed and approved for recovery through a surcharge that went into effect January 1, 2007. Costs deferred during 2010 and 2009 totaled $7,677 and $6,542, respectively. The Company believes it is probable that the costs incurred since the last rate review will also be recoverable.

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

The components of regulatory liabilities at December 31 are as follows:

	2010	2009
Removal costs recovered through rates	$264,789	$251,837
Deferred income taxes	0	33,103
Other	38,954	37,341

	$303,743	$322,281

Removal costs recovered through rates are retirement costs recovered during the life of the associated assets. In December 2008, the Company’s subsidiary in New Jersey, at the direction of the New Jersey Regulator, began to amortize $48,000 of the total balance into operations via straight line amortization through November 2048.

Deferred income taxes represent the income tax effect of the adjustment to record the full accumulated postretirement benefit obligation. The elimination of the regulatory liability in 2010 was concurrent with the change in the future tax deductibility of the Company’s Medicare Part D subsidy (see Note 14), which eliminated any excess deferred tax assets resulting from that subsidy’s portion of the full accumulated postretirement benefit obligation.

Other regulatory liabilities include legal settlement proceeds, deferred gains, future customer refunds, and various regulatory balancing accounts.

Note 8: Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. At November 30, 2010, the Company’s goodwill was $1,250,692. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

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

For the November 30, 2010 impairment test, the estimated fair value of the Regulated reporting unit for step 1 was based on a combination of the following valuation techniques:

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

The second valuation technique forecasts each reporting unit’s three-year cash flows using an estimated long-term growth rate and discounts these cash flows at their respective estimated weighted average cost of capital.

Because of the unique nature, small size and lack of historical earnings of most of the Market-Based reporting units, a market approach historically could not be reasonably applied. As such, the estimated fair values of the Market-Based reporting units were determined entirely on the basis of discounted cash flow models. For the November 30, 2010 impairment test a market approach was introduced to the Market-Based reporting units as the larger Market-Based reporting units have begun to mature.

The Company has completed its November 30, 2010 annual impairment review. Based on this review the Company’s goodwill balance was not impaired. The Company’s fair value calculated in its 2010 impairment test period was greater than the aggregate carrying value of its reporting units.

However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums. A decline in the forecasted results in the Company’s business plan, such as changes in rate case results or capital investment budgets or changes in the Company’s interest rates, could also result in an impairment charge.

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

No impairment charge was recorded for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, the Company recorded impairment charges for goodwill in the amount of $450,000 and $750,000, respectively.

The Company’s calculated market capitalization at March 31, 2009 was $1,186,000 below the aggregated carrying value of its reporting units. During the first quarter of 2009, the Company’s market price experienced a high degree of volatility and, as of March 31, 2009, had a sustained period for which it was below historical averages and 10% below the market price employed in the Company’s 2008 annual goodwill impairment test. Having considered both qualitative and quantitative factors, management concluded that this sustained decline in market value below the market value which existed at the 2008 annual impairment test was an interim triggering event. An interim impairment test was performed and $450,000 was recognized as a goodwill impairment charge, primarily in the Regulated reporting unit, for the three months ended March 31, 2009.

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

The change in the Company’s goodwill assets, as allocated between the reporting units is as follows:

	Regulated Unit		Market Based Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2009	$3,565,215	$(1,995,380)	$235,549	$(105,867)	$3,800,764	$(2,101,247)	$1,699,517
Goodwill from acquisitions	440	—	166	—	606	—	606
Impairment losses	—	(448,248)	—	(1,752)	—	(450,000)	(450,000)
Reclassifications and other activity	258	—	—	—	258	—	258

Balance at December 31, 2009	$3,565,913	$(2,443,628)	$235,715	$(107,619)	$3,801,628	$(2,551,247)	$1,250,381

Reclassifications and other activity	36	—	275	—	311	—	311

Balance at December 31, 2010	$3,565,949	$(2,443,628)	$235,990	$(107,619)	$3,801,939	$(2,551,247)	$1,250,692

Note 9: Stockholders’ Equity

Common Stock

On March 23, 2010, the Company filed a Form S-3 Registration Statement with the SEC to register 5,000 shares of the Company’s common stock issuable under American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2010, there remained 4,937 shares available for issuance under the DRIP. The Company issued 63 shares of common stock with proceeds of $1,425 during 2010 under the DRIP.

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

Pursuant to a public offering in June 2009, the Company completed the sale of 14,500 shares of common stock at $17.25 per share. The proceeds from the offering, net of underwriters’ discounts and expenses payable by the Company, were $242,301. The Company used the proceeds to repay short-term debt.

RWE completed the divestiture of its investment in the Company in 2009 through a June 2009 sale of 15,400 shares, including an underwriters’ option of 3,900 shares, at a price per share of $17.25; an August 2009 sale of 40,250 shares, including underwriters’ options of 5,250 shares, at a price of $19.25; and a November 2009 sale of 41,087 shares, including an underwriters’ option of 3,735 shares, at a price of $21.63. The Company did not receive any proceeds from these sales by RWE of the Company’s shares.

Effective the first quarter of 2008, the Company’s Board of Directors’ authorized 50,000 shares of par value $0.01 per share preferred stock. As of December 31, 2010 there were no shares outstanding.

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

In March 2010, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of February 18, 2010, amounting to $36,679. In June 2010, the Company made a cash dividend payment of $0.21 per share to all common shareholders of record as of May 18, 2010, amounting to $36,689. In September 2010, the Company made a cash dividend payment of $0.22 per share to all common shareholders of record as of August 18, 2010, amounting to $38,457. In December 2010, the Company made a cash dividend payment of $0.22 per share to all common shareholders of record as of November 18, 2010, amounting to $38,476.

On January 28, 2011, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.22 per share payable on March 1, 2011 to all shareholders of record as of February 18, 2011.

Accumulated Other Comprehensive Loss

The following table presents accumulated other comprehensive loss:

	2010	2009
Employee benefit plans funded status adjustments	$(75,639)	$(68,250)
Foreign currency translation	4,193	3,573

Balance at December 31	$(71,446)	$(64,677)

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). The total aggregate number of shares of common stock that may be issued under the Plan was increased to 15,500 from 6,000 in May of 2009. As of December 31, 2010, a total of 11,801 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operations and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Stock options	$4,116	$3,415	$1,607
Restricted stock units	5,863	3,799	957
Restricted stock	—	—	1,798
Employee stock purchase plan	355	388	172

Stock-based compensation in operation and maintenance expense	10,334	7,602	4,534
Income tax benefit	(4,030)	(2,965)	(1,768)

After-tax stock-based compensation expense	$6,304	$4,637	$2,766

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2010, 2009 and 2008.

The cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock options and restricted stock awards at the date of the grant is amortized through expense over the requisite service period, which is generally three years. All awards granted in 2010, 2009 and 2008 are classified as equity.

The Company receives a tax deduction based on the intrinsic value of the award at the exercise date for stock options and the distribution date for restricted stock and restricted stock units. For each award, throughout the requisite service period, the Company recognizes the tax benefit related to compensation costs, which have been included in deferred tax assets. The tax deductions in excess of the benefits recorded throughout the requisite service period are recorded to shareholders’ equity or the income statement and are included in the financing section of the statement of cash flows.

The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the period and adjusted as necessary.

Stock Options

On April 22, 2008, the Company granted 2,078 non-qualified stock options to certain employees and non-employee directors under the Plan. The stock options were awarded in two grants with “Grant 1” vesting on January 1, 2010 and “Grant 2” vesting January 1, 2011. These awards included 1,470 stock options that are subject to performance based vesting requirements. The performance conditions for Grant 1 are based on the achievement of 120% of net income targets in 2007 and 2008. Grant 2 performance conditions are based on the achievement of 120% of net income targets in 2008 and 2009. In February 2009, the Company cancelled 311 of the stock options related to the first performance vesting period because the performance goals were not fully met at December 31, 2008. In February 2010, the Company cancelled 459 of the stock options related to the second performance vesting period because the second performance goals were not fully met at December 31, 2009. The Company continued to recognize expense on the remaining stock options during the service period, which ended December 31, 2010.

Additionally during August 2008, the Company granted 5 stock options to newly appointed non-employee directors in two grants vesting on January 1, 2011. These awards had no performance vesting conditions.

In the first quarter of 2009 and 2010, the Company granted 1,091 and 867 non-qualified stock options, respectively, to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning on January 1 of the year of grant. These awards have no performance vesting conditions.

On August 15, 2010, the Company’s Board of Directors elected a new President and Chief Executive Officer (“CEO”) of the Company. In connection with his election to these offices, the Company’s new CEO was granted 25 non-qualified stock options that cliff vest two years from the date of grant. Additionally in August of 2010, the CEO was granted 53 non-qualified stock options that vest ratably over a three-year period beginning January 1, 2010. These awards have no performance vesting conditions.

Also on August 15, 2010, the Company’s former President and Chief Executive Officer resigned as an officer and director of the Company. Pursuant to his resignation, the Company cancelled options to purchase 33 shares of Company stock, accelerated the vesting of 247 options, extended the termination dates of vested options and recognized $315 additional expense related to the modifications that is recorded in operations and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2010.

The following table presents the weighted average assumptions used in the pricing model for grants and the resulting weighted average grant date fair value of stock options granted in the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Dividend yield	3.83%	3.86%	3.72%
Expected volatility	31.77%	31.67%	29.00%
Risk-free interest rate	2.14%	1.79%	2.82%
Expected life (years)	4.29	4.36	4.29
Exercise price	$22.01	$20.70	$21.50
Grant date fair value per share	$4.33	$3.96	$4.05

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

The value of stock options at the date of the grant is amortized through expense over the requisite service period using the straight-line method. As of December 31, 2010, $3,074 of total unrecognized compensation costs related to the nonvested stock options is expected to be recognized over the remaining weighted-average period of 1.6 years. The total grant date fair value of stock options vested during the years ended December 31, 2010 and 2009 was $4,505 and $92, respectively.

The table below summarizes stock option activity for the year ended December 31, 2010.

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	2,724	$21.19
Granted	945	22.01
Cancelled	(459)	21.50
Forfeited or expired	(199)	21.51
Exercised	(141)	21.30

Options outstanding at December 31, 2010	2,870	$21.38	4.72	$11,209

Exercisable at December 31, 2010 (a)	1,008	$21.24	3.96	$4,085

(a)	Includes stock options issued to retired employees

Cash received for stock options exercised during the year ended December 31, 2010 was $3,010 and the intrinsic value of the options was $333, on which the Company recognized an income tax benefit of $130. There were no exercises of options in 2009 and 2008.

Restricted Stock Units

On April 22, 2008, the Company granted 269 restricted stock units to certain employees and non-employee directors under the Plan. The restricted stock units were awarded in two grants with “Grant 1” vesting on January 1, 2010 and “Grant 2” vesting January 1, 2011. The grant date fair value of these restricted stock units is $21.50. These awards included 190 restricted stock units that are subject to performance-based vesting requirements. The performance conditions for Grant 1 are based on the achievement of 120% of net income targets in 2007 and 2008. Grant 2 performance conditions are based on the achievement of 120% of net income targets in 2008 and 2009. In February 2009, the Company cancelled 39 of these restricted stock units related to the first performance vesting period because the performance goals were not fully met at December 31, 2008. In February 2010, the Company cancelled 60 of these restricted stock units related to the second performance vesting period because the second performance goals were not fully met at December 31, 2009. The Company continued to recognize expense on the remaining restricted stock units during the service period, which ended December 31, 2010.

Additionally during August 2008, the Company granted 1 restricted stock units to newly appointed non-employee directors in two grants vesting on January 1, 2011. The weighted average grant date fair value of these restricted stock units is $20.32. These awards had no performance vesting conditions.

In February 2009, the Company granted 195 restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three year performance period beginning January 1, 2009 (the “2009 Performance Period”); however, distribution of the shares is contingent upon the achievement of certain market thresholds over the 2009 Performance Period. The grant date fair value of the restricted stock units awarded in February 2009 is $22.08.

In May and June 2009, the Company granted 15 and 5 restricted stock units, respectively, to certain non-employee directors under the Plan. The weighted average grant date fair value of these restricted stock units is $18.56. The restricted stock units vested on the date of the grant and were distributed in August 2010.

In the first quarter of 2010, the Company granted 243 restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three year performance period beginning January 1, 2010 (the “2010 Performance Period”); however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the 2010 Performance Period. The weighted average fair value of the restricted stock units granted with performance and service conditions is $21.95 and for the restricted stock units granted with market and service conditions, the weighted average fair value is $24.16.

On May 7, 2010, the Company granted 19 restricted stock units to non-employee directors under the Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of August 11, 2011 or the participant’s separation from service. The grant date fair value of these restricted stock units was $20.71.

On August 27, 2010, the Company’s new CEO was granted 12 restricted stock units that vest over the period beginning August 27, 2010 and ending December 31, 2012; however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the vesting period. The fair value of the restricted stock units granted with performance and service conditions is $22.74 and for the restricted stock units granted with market and service conditions, the fair value is $25.46.

Also in August 2010, the Company accelerated the vesting of 12 restricted stock units granted in 2008 to the Company’s former CEO. Additionally the Company cancelled 9 restricted stock units granted in 2009 and 2010; the remaining outstanding awards will be subject to the Company’s achievement of internal performance measures and certain market thresholds over the applicable three-year performance periods as if he had remained in the employ of the Company during the entire performance periods. The net impact associated with these modifications was a reduction to operations and maintenance expense of $12 for the year ended December 31, 2010.

On September 24, 2010, the Company granted 6 restricted stock units to non-employee directors under the Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of October 15, 2011 or the participant’s separation from service. The grant date fair value of these restricted stock units was $23.49.

Restricted stock units generally vest over periods ranging from one to three years. Restricted stock units granted without market conditions are valued at the market value of the Company’s common stock on the date of grant. Restricted stock units granted with market conditions are valued using a Monte Carlo model. Expected volatility is based on historical volatilities of traded common stock of the Company and comparative companies using daily stock prices over the past three years. The Company’s volatility was calculated using a weighted average of eight and nine companies for the 2010 and 2009 periods, respectively, before the Company’s stock was publically traded. The expected term is three years and the risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date. Based on these considerations, weighted average assumptions used in the Monte Carlo simulation are as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Expected volatility	30.74%	32.00%
Risk-free interest rate	1.50%	1.30%
Expected life (years)	3	3

The value of restricted stock awards at the date of the grant is amortized through expense over the requisite service period using the straight-line method for restricted stock units with service and/or performance vesting. The grant date fair value of restricted stock awards that have (a) market and/or performance and service conditions and (b) vest ratably is amortized through expense over the requisite service period using the graded-vesting method. As of December 31, 2010, $2,283 of total unrecognized compensation cost related to the nonvested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.8 years.

The table below summarizes restricted stock unit activity for the year ended December 31, 2010.

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2010	402	$21.77
Granted	280	23.23
Distributed	(58)	20.72
Cancelled	(60)	21.50
Forfeited	(40)	23.13
Undistributed vested awards(a)	(45)	22.47

Nonvested total at December 31, 2010	479	$22.60

(a)	Includes restricted stock units granted to retired employees and members of the Company’s Board of Directors.

The aggregate intrinsic value of restricted stock units distributed during the year ended December 31, 2010 was $1,241, on which the Company recognized an income tax benefit of $15, which has been recorded in the accompanying Consolidated Balance Sheets.

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $474, $279 and $66 to retained earnings during the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Purchase Plan

The Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”) was effective as of July 1, 2008. Under the ESPP, employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of a) the beginning or b) the end of each three-month purchase period. As of December 31, 2010 there were 1,713 shares of common stock reserved for issuance under the ESPP. The Company’s ESPP is considered compensatory. Compensation costs of $355, $388 and $172 were recognized for the years ended December 31, 2010, 2009 and 2008, respectively. During the years ended December 31, 2010, 2009 and 2008, the Company issued 119, 129 and 39 shares, respectively, under the ESPP.

Restricted Stock

On April 22, 2008, a subsidiary of RWE contributed 90 shares of the Company’s common stock to the Company and the Company granted 90 restricted stock awards under the 2007 Plan. The requisite service period for the restricted stock was three months and the grant date fair value was $21.50. As of December 31, 2008, the restricted stock was fully vested and there were no unrecognized compensation costs related to the nonvested restricted stock units. The Company issued 84 shares of common stock under this award. The aggregate intrinsic value of restricted stock awards on the date of vesting was $1,647. The Company recognized an income tax shortfall of $60, which was recorded in the Consolidated Statement of Operations and Comprehensive Income (Loss) at the vesting of these awards.

Note 10: Preferred Stock Without Mandatory Redemption Requirements

Certain preferred stock agreements do not require annual sinking fund payments or redemption except at the option of the subsidiaries and are as follows:

Dividend Yield	Balance at December 31,
	2010	2009
4.50%	$1,720	$1,720
5.00%	1,952	1,962
5.50%	486	486
5.75%	389	389

	$4,547	$4,557

Dividends issued totaled $224 in 2010 and $225 in 2009 and 2008, respectively.

The Company reflects its subsidiaries’ preferred stock without mandatory redemption requirements in the total stockholders’ equity section of the accompanying Consolidated Balance Sheets and represents the Company’s noncontrolling interest. The dividends on these preferred shares have not been reflected as income attributable to noncontrolling interest in the Consolidated Statements of Operations and Comprehensive Income (Loss) as the total amount of dividends is not considered material. The dividends issued were $224, $225 and $225 for 2010, 2009 and 2008, respectively. The amounts have been included as a component of other income (expenses) in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 11: Long-Term Debt

The Company primarily incurs long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term at December 31 are:

	Rate	Weighted Average Rate	Maturity Date	2010	2009
Long-term debt of American Water Capital Corp. (“AWCC”)(a)
Private activity bonds and government funded debt(b)
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$200,975
Senior notes
Fixed rate	5.39%-10.00%	6.26%	2011-2040	3,117,696	3,115,853
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.43%	2011-2039	1,203,834	1,197,611
Floating rate(c)	0.85%-1.05%	0.90%	2015	8,560	8,560
Mortgage bonds
Fixed rate	5.48%-9.71%	7.48%	2011-2039	744,691	754,966
Mandatory redeemable preferred stock	4.60%-9.75%	8.40%	2013-2036	23,989	24,207
Notes payable and other(d)	4.90%-14.57%	7.49%	2011-2026	5,769	6,561

Long-term debt				5,427,149	5,308,733
Unamortized debt discount, net(e)				51,498	57,461
Fair value adjustment to interest rate hedge				(345)	0

Total long-term debt				$5,478,302	$5,366,194

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent, which under certain circumstances, is the functional equivalent of a guarantee.
(b)	As of December 31, 2009, the Company held $10,635 of floating rate debt in its treasury, as it had not been able to re-issue the debt to investors at acceptable interest rates. On July 27, 2010, the Company re-issued this debt as fixed rate of 5.25% due 2028.
(c)	Represents variable rate tax-exempt bonds remarketed for periods up to 270 days. The $8,560 balance is classified as current portion of long-term debt in the accompanying Consolidated Balance Sheets because it was repurchased by the Company during the first quarter of 2009 when no investor was willing to purchase it at market rates. This debt was subsequently remarketed as floating rate debt in the second quarter of 2009.
(d)	Includes capital lease obligations of $5,076 and $5,679 at December 31, 2010 and 2009, respectively.
(e)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

All $744,691 of the subsidiaries’ mortgage bonds and $1,154,634 of the $1,203,834 total subsidiaries’ private activity bonds and government funded debt are collateralized by utility plant.

Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets. Certain long term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2010 was 0.58 to 1.00. In addition, the Company has $2,056,369 of notes which include the right to redeem the notes in whole or in part from time to time subject to certain restrictions.

A portion of senior notes redeemed in 2007 were obtained for the use of certain of the Company’s regulated subsidiaries. These notes were redeemed early resulting in a difference of $8,655 between the book value of the notes and the cash consideration required to extinguish the notes. As agreed with the applicable Regulators, the difference on extinguishment was deferred as a regulatory liability by the Company’s regulated subsidiaries and will be amortized to Interest, net over the remaining lives of the original notes for periods ranging from 2014 to 2034. The amount amortized was $833, $1,967, and $1,044 in 2010, 2009, and 2008, respectively.

The future sinking fund payments and maturities are as follows:

Year	Amount
2011	$44,760
2012	32,915
2013	113,710
2014	10,541
2015	50,707
Thereafter	5,174,516

The following long-term debt was issued in 2010:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.(1)	Private activity bonds and government funded debt – fixed rate	4.85%-6.00%	2028-2040	$151,635
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-5.60%	2021-2034	239,699

Total issuances				$391,334

(1)	Includes $122,775 of proceeds from issuances which are initially kept in Trust, pending the Company’s certification that it has incurred qualifying capital expenditures. These issuances have been presented as non-cash on the accompanying Consolidated Statements of Cash Flows. Subsequent release of all or a lesser portion of these funds by the applicable Trust are reflected as the release of restricted funds, and are included in investing activities in the accompanying Consolidated Statements of Cash Flows.

The following long-term debt was retired through optional redemption or payment at maturity during 2010:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes-fixed rate	6.00%-6.87%	2011-2039	$28,157
Other subsidiaries	Private activity bonds and government funded debt-fixed rate	0.00%-6.88%	2010-2036	233,476
Other subsidiaries	Mortgage bond	7.86%-8.98%	2010-2011	10,275
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	218
Other	Capital leases & other			792

Total retirements & redemptions				$272,918

Interest, net includes interest income of approximately $10,184, $10,422 and $5,690 in 2010, 2009 and 2008, respectively.

One of the principal market risks to which the Company is exposed are changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as swaps. The Company uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better.

On July 12, 2010, the Company entered into an interest rate swap to hedge $100,000 of its 6.085% fixed rate debt maturing 2017. The Company will pay variable interest of six-month LIBOR plus 3.422%. The swap is accounted for as a fair value hedge, and matures with the fixed rate debt in 2017. The Company uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure.

At December 31, 2010 and December 31, 2009, the Company had a $100,000 and $0 notional amount variable interest rate swap fair value hedge outstanding, respectively. The following table provides a summary of the derivative fair value balance recorded by the Company as of December 31, 2010 and the line item in the Consolidated Balance Sheet in which such amount is recorded:

Balance sheet classification	December 31, 2010	December 31, 2009
Regulatory and other long-term liabilities
Other	$898	$0
Long-term debt
Long-term debt	$(345)	$0

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

Income Statement Classification	Gain (Loss) on Swap December 31, 2010	Gain (Loss) on Borrowings December 31, 2010	Hedge Ineffectiveness December 31, 2010
Interest, net	$(898)	$345	$(553)

Note 12: Short-Term Debt

The components of short-term debt at December 31 are as follows:

	2010	2009
Revolving credit lines	$2,734	$0
Commercial paper, net of $10 and $5 discount at 2010 and 2009, respectively	175,290	84,995
Book overdraft	51,675	34,502

Total short-term debt	$229,699	$119,497

AWCC had the following available capacity under its commercial paper program at December 31:

	2010	2009
Commercial paper program	$700,000	$700,000
Commercial paper program available capacity	524,700	615,000

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

At December 31, AWCC had the following sub-limits and available capacity under the credit facility.

	2010	2009
Letter of credit sublimit	$150,000	$150,000
Letter of credit available capacity	113,203	101,754

At December 31, 2010, the Company had $37,275 of outstanding letters of credit, $36,797 of which was issued under the revolving credit facility noted above.

The following table presents the short-term borrowing activity for AWCC for the years ended December 31, 2010 and 2009:

	2010	2009
Average borrowings	$164,782	$347,413
Maximum borrowings outstanding	263,500	708,691
Weighted average interest rates, computed on a daily basis	0.42%	0.82%
Weighted average interest rates, at December 31	0.46%	0.39%

Interest rates on advances under the credit facility are based on either prime or the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based upon credit ratings of the Company, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2010 was 0.58 to 1.00.

None of the Company’s borrowings are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under the Company’s credit facilities.

As part of the normal course of business, the Company routinely enters contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit the Company and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if the Company is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on its net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the Company’s situation at the time of the demand. If the Company can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient. The Company does not expect to post any collateral which will have a material adverse impact on the Company’s results of operations, financial position or cash flows.

AWCC has entered into a one year $10,000 committed revolving line of credit with PNC Bank, N.A. Outstanding borrowings against this line totaled $2,734 and $0 at December 31, 2010 and 2009, respectively. This line of credit will terminate on December 31, 2011 unless extended and is used primarily for short-term working capital needs. Interest rates on advances under this line of credit are based on either the prime rate of the financial institution or the applicable LIBOR rate for the term selected plus 175 basis points.

Note 13: General Taxes

Components of general tax expense from continuing operations for the years ended December 31 are as follows:

	2010	2009	2008
Gross receipts and franchise	$87,938	$81,244	$79,228
Property and capital stock	87,028	79,420	80,025
Payroll	33,029	29,749	31,060
Other general	10,658	8,849	8,826

	$218,653	$199,262	$199,139

Note 14: Income Taxes

Components of income tax expense from continuing operations for the years ended December 31 are as follows:

	2010	2009	2008
State income taxes
Current	$25,753	$(18,525)	$16,196
Deferred
Current	128	(1,599)	409
Non-current	10,410	40,687	10,332

	36,291	20,563	26,937

Federal income taxes
Current	(179)	555	1,522
Deferred
Current	306	(11,929)	1,973
Non-current	146,758	113,662	82,929
Amortization of deferred investment tax credits	(1,567)	(1,433)	(1,534)

	145,318	100,855	84,890

	$181,609	$121,418	$111,827

A reconciliation of income tax expense from continuing operations at the statutory federal income tax rate to actual income tax expense for the years ended December 31 is as follows:

	2010	2009	2008
Income tax at statutory rate	$157,303	$(39,083)	$(157,708)
Increases (decreases) resulting from:
State taxes, net of federal taxes	23,589	13,366	17,509
Change in valuation allowance	(533)	(6,578)	(158)
Flow through differences	2,969	2,918	2,731
Amortization of deferred investment tax credits	(1,567)	(1,433)	(1,534)
Subsidiary preferred dividends	708	714	716
Impairment charges	0	150,705	252,158
Other, net	(860)	809	(1,887)

Actual income tax expense	$181,609	$121,418	$111,827

The following table provides the components of the net deferred tax liability from continuing operations at December 31:

	2010	2009
Deferred tax assets:
Advances and contributions	$586,595	$568,422
Deferred investment tax credits	11,810	12,417
Other postretirement benefits	93,136	100,936
Tax losses and credits	349,710	352,426
Pension benefits	142,185	147,904
Unamortized debt discount, net	22,848	24,100
Other	12,796	23,891

	1,219,080	1,230,096

Valuation allowance	(23,788)	(25,621)

	1,195,292	1,204,475

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	1,973,613	1,771,263
Income taxes recoverable through rates	93,538	76,697
Deferred security costs	3,065	4,144
Deferred business services project expenses	4,456	4,456
Deferred other postretirement benefits	48,324	53,152
Deferred pension benefits	79,924	77,924
Other	85,427	68,516

	2,288,347	2,056,152

	$(1,093,055)	$(851,677)

At December 31, 2010 and 2009, the Company recorded federal net operating loss (“NOL”) carryforwards of $1,185,337 and $1,123,938, respectively. The Company believes the federal NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company evaluated its ability to fully utilize the existing federal NOL carryforwards in light of the RWE divestiture in November 2009. Under Internal Revenue Code (“I.R.C.”) Section 382, an ownership change occurs if there is a greater than fifty percent (50%) change in equity ownership of a company over a three year period determined by reference to the ownership of persons holding five percent (5%) or more of that company’s equity securities. If a company undergoes an ownership change as defined by I.R.C. Section 382, the company’s ability to utilize its pre-change NOL carryforwards to offset post-change income may be limited.

The Company believes that the limitation imposed by I.R.C. Section 382 generally should not preclude use of its federal NOL carryforwards, assuming the Company has sufficient taxable income in future carryforward periods to utilize those NOL carryforwards. The Company’s federal NOL carryforwards do not begin expiring until 2024.

At December 31, 2010 and 2009, the Company had state NOLs of $714,674 and $760,190, respectively, a portion of which are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards will expire between 2011 and 2030.

At December 31, 2010 and 2009, the Company had Canadian NOL carryforwards of $5,398 and $13,033, respectively. The majority of these carryforwards are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The Canadian NOL carryforwards will expire between 2014 and 2029.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S income tax examinations by tax authorities for years before 2005.

In March 2010, the Company filed refund claims of $25,314. The refund claims are attributable to the carry back of Alternative Minimum Tax NOLs generated in 2008. These claims procedurally require approval by the Joint Committee of Taxation (“JCT”). The Company received the refund in April 2010. In August 2010, the IRS notified the Company that additional audit procedures were necessary to support the filing of the JCT report. The audit has not been concluded at December 31, 2010, and no adjustments have been proposed so far.

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

Although this change does not take effect immediately, companies are required to recognize the full accounting impact in their financial statements in the period in which the legislation was enacted. As a result, the Company followed its original accounting for the underfunded status of the other postretirement benefits for the Medicare Part D adjustment and recorded a reduction in deferred tax assets and an increase in its regulatory assets amounting to $16,979.

The following table summarizes the changes in the Company’s gross liability, excluding interest and penalties, for unrecognized tax benefits:

Balance at January 1, 2009	$1,351
Increases in prior period tax positions	88,248
Increases in current period tax positions	22,631
Decreases due to lapse of statute of limitations	(209)

Balance at December 31, 2009	112,021
Increases in current period tax positions	7,434
Decreases due to lapse of statute of limitations	(1,141)

Balance at December 31, 2010	$118,314

The liability balance as of December 31, 2010 and 2009 does not include interest and penalties of $80 and $439, respectively, which is recorded as a component of income tax expense. The majority of the increased tax position is attributable to temporary differences. The increase in 2010 current period tax positions relates primarily to the Company’s change in tax accounting method filed in 2008 for repair and maintenance costs on its utility assets. At December 31, 2010, the unrecognized tax benefits for the prior and current periods associated with the change in tax accounting method were approximately $0 and $7,434. At December 31, 2009, the unrecognized tax benefits for the prior and current periods associated with the change in tax accounting method were approximately $88,248 and $15,987. The Company increased the current period tax position in the 2009 unrecognized tax benefits roll forward schedule by an additional $6,644 related to transaction costs deducted in 2009 as a result of RWE’s full divestiture of the Company’s stock.

The Company does not anticipate material changes to its unrecognized tax benefits within the next year. If the Company sustains all of its positions at December 31, 2010 and 2009, an unrecognized tax benefit of $6,644 and $7,785, respectively, excluding interest and penalties, would impact the Company’s effective tax rate.

The following table summarizes the changes in the Company’s valuation allowance:

Balance at January 1, 2008	$29,021
Increases in current period tax positions	2,369
Decreases in prior period tax positions	(2,528)

Balance at December 31, 2008	$28,862
Increases in current period tax positions	2,778
Decreases in current period tax positions	(5,698)
Decreases in prior period tax positions	(321)

Balance at December 31, 2009	$25,621
Increases in current period tax positions	907
Decreases in current period tax positions	(2,740)

Balance at December 31, 2010	$23,788

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

The Company’s policy is to fund postretirement benefit costs for rate-making purposes. Plan assets are invested in equity and bond mutual funds.

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

None of the Company’s securities are included in pension or other postretirement benefit plan assets.

The asset allocations for the Company’s U.S. pension plan at December 31, 2010 and 2009, by asset category, are as follows:

	Target Allocation 2010	Percentage of Plan Assets At December 31,
Asset category		2010	2009
Equity securities	70%	70%	71%
Fixed income (including cash)	30%	30%	29%

Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The fair values of pension plan assets at December 31, 2010, by asset category, follow:

Asset Category	Target Allocation 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2010
Cash	—	$6,467	$6,467	—	—	—
Equity securities:
U.S. large cap	36%	299,548	299,548	—	—	35%
U.S. small cap value	12%	113,356	113,356	—	—	13%
International	22%	190,330	190,330	—	—	22%
Fixed income securities:	30%					30%
U.S. Treasury and government bonds	—	63,469	63,469	—	—	—
Corporate bonds	—	33,118	—	$33,118	—	—
Mortgage-backed securities	—	99,478	—	99,478	—	—
Guaranteed annuity contracts	—	55,207	—	9,089	$46,118	—

Total	100%	$860,973	$673,170	$141,685	$46,118	100%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Guaranteed Annuity Contract
Balance, January 1, 2010	$47,447
Actual return on assets	2,587
Transfers in(out)	(3,916)

Balance, December 31, 2010	$46,118

The fair values of pension plan assets at December 31, 2009, by asset category, follow:

Asset Category	Target Allocation 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2009
Cash	—	$10,156	$10,156	—	—	—
Equity securities:
U.S. large cap	36%	250,353	250,353	—	—	36%
U.S.small cap value	12%	88,397	88,397	—	—	13%
International	22%	153,719	153,719	—	—	22%
Fixed income securities:	30%					29%
U.S. Treasury and government bonds	—	23,495	23,495	—	—	—
Corporate Bonds	—	23,624	—	$23,624	—	—
Mortgage-backed securities	—	89,736	—	89,736	—	—
Guaranteed annuity contracts	—	56,040	—	8,593	$47,447	—

Total	100%	$695,520	$526,120	$121,953	$47,447	100%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Guaranteed Annuity Contract
Balance, January 1, 2009	$42,386
Actual return on assets	9,959
Transfers in(out)	(4,898)

Balance, December 31, 2009	$47,447

The Company’s other postretirement benefit plans are partially funded. The asset allocations for the Company’s other postretirement benefit plans at December 31, 2010 and 2009, by asset category, are as follows:

Asset category	Target Allocation 2010	Percentage of Plan Assets At December 31,
		2010	2009
Equity securities	70%	70%	70%
Fixed income (including cash)	30%	30%	30%

Total	100%	100%	100%

The postretirement benefit plan assets are invested in a manner consistent with the pension plan investment policy.

The fair values of postretirement benefit plan assets at December 31, 2010, by asset category, follow:

Asset Category	Target Allocation 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2010
Cash	—	$12,500	$12,500	—	—	—
Equity securities:
U.S. large cap	36%	131,775	131,775	—	—	35%
U.S. small cap value	12%	53,898	53,898	—	—	14%
International	22%	77,935	77,935	—	—	21%
Fixed income securities:	30%					30%
U.S. Treasury securities	—	16,025	16,025	—	—	—
Corporate bonds	—	34,746	—	$34,746	—	—
Mortgage-backed securities	—	47,524	—	47,524	—	—

Total	100%	$374,403	$292,133	$82,270	—	100%

The fair values of postretirement benefit plan assets at December 31, 2009, by asset category, follow:

Asset Category	Target Allocation 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2009
Cash	—	$2,459	$2,459	—	—	—
Equity securities:
U.S. large cap	36%	108,703	108,703	—	—	35%
U.S. small cap value	12%	40,575	40,575	—	—	13%
International	22%	70,111	70,111	—	—	22%
Fixed income securities:	30%					30%
U.S. Treasury securities	—	25,072	25,072	—	—	—
Corporate Bonds	—	31,265	—	$31,265	—	—
Mortgage-backed securities	—	33,857	—	33,857	—	—

Total	100%	$312,042	$246,920	$65,122	—	100%

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

The following table provides a rollforward of the changes in the benefit obligation and plan assets for the most recent two years for all plans combined:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at January 1	$1,128,162	$1,016,889	$548,139	$475,742
Service cost	30,675	28,426	14,663	13,172
Interest cost	67,602	62,919	32,149	29,180
Plan participants’ contributions	—	—	2,307	2,216
Amendments	3,762	1,600	(8,195)	0
Actuarial (gain) loss	93,399	53,135	23,764	50,357
Gross benefits paid	(38,144)	(34,807)	(23,989)	(24,297)
Federal subsidy	—	—	1,349	1,769

Benefit obligation at December 31	$1,285,456	$1,128,162	$590,187	$548,139

Change in Plan Assets
Fair value of plan assets at January 1	$695,520	$513,283	$312,042	$234,501
Actual return on plan assets	105,078	131,252	45,305	57,968
Employer contributions	98,519	85,792	38,738	41,654
Plan participants’ contributions	—	—	2,307	2,216
Benefits paid	(38,144)	(34,807)	(23,989)	(24,297)

Fair value of plan assets at December 31	$860,973	$695,520	$374,403	$312,042

Funded status at December 31	$(424,483)	$(432,642)	$(215,784)	$(236,097)
Amounts recognized in the balance sheet consist of:
Current liability	$(2,097)	$(1,632)	$(33)	$(52)
Noncurrent liability	(422,386)	(431,010)	(215,751)	(236,045)

Net amount recognized	$(424,483)	$(432,642)	$(215,784)	$(236,097)

The following table provides the components of the Company’s accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31.

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Net actuarial loss (gain)	$302,357	$275,188	$140,453	$145,780
Prior service cost (credit)	6,580	3,140	(18,788)	(12,120)
Transition obligation (asset)	—	—	0	520

Net amount recognized	$308,937	$278,328	$121,665	$134,180

Regulatory assets	$184,937	$166,441	$121,665	$134,180
Accumulated other comprehensive income	124,000	111,887	—	—

	$308,937	$278,328	$121,665	$134,180

At December 31, 2010 and 2009, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2010	2009
Projected benefit obligation	$1,285,000	$1,128,000
Fair value of plan assets	861,000	696,000

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2010	2009
Accumulated benefit obligation	$1,138,000	$993,000
Fair value of plan assets	861,000	696,000

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

Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to the minimum required contributions in 2011 to the qualified pension plans. The Company plans to contribute its 2011 other postretirement benefit cost for rate-making purposes.

Information about the expected cash flows for the pension and postretirement benefit plans is as follows:

	Pension Benefits	Other Benefits
2011 expected employer contributions
To plan trusts	$139,600	$27,212
To plan participants	1,913	52

The Company made 2011 contributions to fund pension benefits and other benefits of $21,000 and $0, respectively through February 2011.

The following table reflects the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2011	$42,997	$25,388	$1,617
2012	48,086	27,811	1,801
2013	53,566	30,401	1,978
2014	59,352	33,256	2,134
2015	65,512	36,093	2,292
2016—2020	425,136	218,483	14,143

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

The significant assumptions related to the Company’s pension and other postretirement benefit plans are as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine December 31 benefit obligations
Discount rate	5.32%	5.93%	6.12%	5.27%	5.82%	6.09%
Rate of compensation increase	3.50%	4.00%	4.00%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 8% in 2011 to 5% in 2017+	graded from 8.5% in 2010 to 5% in 2017+	graded from 8% in 2009 to 5% in 2015+
Weighted-average assumptions used to determine net periodic cost
Discount rate	5.93%	6.12%	6.27%	5.82%	6.09%	6.20%
Expected return on plan assets	7.90%	7.90%	7.90%	7.60%	7.60%	7.75%
Rate of compensation increase	4.00%	4.00%	4.25%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 8.5% in 2010 to 5% in 2017+	graded from 8% in 2009 to 5% in 2015+	graded from 8% in 2008 to 5% in 2014+

N/A—Assumption is not applicable.

The discount rate assumption was determined for the pension and postretirement benefit plans independently. A yield curve was developed for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non callable (or callable with make-whole provisions). For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$7,236	$5,933
Effect on other postretirement benefit obligation	$79,087	$65,679

The following table provides the components of net periodic benefit costs for the years ended December 31:

	2010	2009	2008
Components of net periodic pension benefit cost
Service cost	$30,675	$28,426	$26,206
Interest cost	67,602	62,919	58,195
Expected return on plan assets	(56,751)	(42,224)	(51,701)
Amortization of:
Prior service cost (credit)	322	182	181
Actuarial (gain) loss	17,902	23,968	5

Net periodic pension benefit cost	$59,750	$73,271	$32,886

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax
Amortization of prior service credit (cost)	$(79)	$(46)	$(26)
Current year actuarial (gain) loss	11,836	(9,981)	64,139
Amortization of actuarial gain (loss)	(4,368)	(5,994)	(1)

Total recognized in other comprehensive income	$7,389	$(16,021)	$64,112

Total recognized in net periodic benefit cost and comprehensive income	$67,139	$57,250	$96,998

Components of net periodic other postretirement benefit cost
Service cost	$14,663	$13,172	$12,425
Interest cost	32,149	29,180	28,197
Expected return on plan assets	(24,372)	(18,638)	(23,002)
Amortization of:
Transition obligation (asset)	173	173	173
Prior service cost (credit)	(1,180)	(1,180)	(1,180)
Actuarial (gain) loss	8,159	9,155	810

Net periodic other postretirement benefit cost	$29,592	$31,862	$17,423

The Company’s policy is to recognize curtailments when the total expected future service of plan participants is reduced by greater than 10% due to an event that results in terminations and/or retirements.

The estimated amounts that will be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost in 2011 are as follows:

	Pension Benefits	Other Benefits
Actuarial (gain) loss	$18,551	$7,365
Prior service cost (credit)	722	(1,924)

Total	$19,273	$5,441

Savings Plans for Employees

The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006 the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company expensed contributions to the plans totaling $8,651 for 2010, $8,082 for 2009, and $7,789 for 2008, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employee.

Note 16: Commitments and Contingencies

OMI/Thames Water Stockton, Inc. (“OMI/TW”) is a 50/50 joint venture between a subsidiary of the Company and Operations Management International, Inc. (“OMI”). In February 2003, OMI/TW and the City of Stockton, California (the “City”) entered into a 20-year service contract for capital improvements and management services of water, wastewater and storm water utilities. By mutual agreement, OMI/TW and the City of Stockton terminated the contract effective February 29, 2008 (the “Termination Date”). Upon termination, responsibility for management and operation of the system was returned to the City. OMI/TW agreed to provide a limited twelve-month warranty relating to certain components of the facilities that OMI/TW constructed (the “WW39 Plant”), which expired on December 31, 2008. OMI/TW also agreed to correct any latent defects relating to significant deficiencies in the structural components of certain capital improvements discovered prior to November 15, 2009, if any. Additionally OMI/TW committed to pay for certain employee transition costs and assumed financial responsibility for regulatory fines levied through the Termination Date, if any, resulting from OMI/TW’s failure to comply with applicable National Pollutant Discharge Elimination System permit requirements and/or incidents traced to design defects in the WW39 Plant. During 2007, the California State Water Resources Control Board (the “Board”) issued a notice of violation and a corresponding Settlement Communication related to a discharge into an adjacent river. The City has reached a final settlement agreement with the Board related to the discharge. In connection with the final settlement agreement, OMI/TW has agreed to pay a civil penalty and monitoring costs of $425. The Company had recorded a contingent liability related to the issues above; $1,300 was outstanding at December 31, 2009. The contingency was resolved and the contingent liability was reversed to income during the first quarter of 2010.

The Company is also routinely involved in legal actions incident to the normal conduct of its business. At December 31, 2010, the Company has accrued approximately $3,600 as probable costs and it is reasonably possible that additional losses could range up to $16,400 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,082,000 at December 31, 2010. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2011 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,197,000 at December 31, 2010. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $241,350 at December 31, 2010.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. The Company’s subsidiaries purchased water expense under these types of agreements amounted to approximately $107,121, $98,821 and $95,739 during the years ended December 31, 2010, 2009 and 2008, respectively. The estimated annual commitment related to the minimum quantities of water purchased is expected to approximate $51,600 in 2011, $47,409 in 2012, $46,095 in 2013, $46,077 in 2014, $45,659 in 2015 and $486,489 thereafter.

Note 17: Net Income (Loss) per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. There were 21 participating securities that were not included in the basic net loss per common share calculation at December 31, 2009 because they were anti-dilutive. There were no participating securities for the year ended December 31, 2008. The following is a reconciliation of the Company’s net income (loss) and weighted average common shares outstanding for calculating basic net income (loss) per share:

	Years Ended December 31,
	2010	2009	2008
Basic
Net income (loss)	$267,827	$(233,083)	$(562,421)
Less: Distributed earnings to common shareholders (a)	150,724	137,597	64,055
Less: Distributed earnings to participating securities	51	0	0

Undistributed earnings	117,052	(370,680)	(626,476)
Undistributed earnings allocated to common shareholders (b)	117,014	(370,680)	(626,476)
Undistributed earnings allocated to participating securities	38	0	0

Total income (loss) available to common shareholders, basic (a)+(b)	$267,738	$(233,083)	$(562,421)
Weighted average common shares outstanding, basic	174,833	168,164	159,967

Basic net income (loss) per common share	$1.53	$(1.39)	$(3.52)

Diluted net income (loss) per common share is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options, employee stock purchase plan and restricted stock. The dilutive effect of the common stock equivalents is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units and restricted stock, exercise of the stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the Company’s net income (loss) and weighted average common shares outstanding for calculating diluted net income (loss) per share:

	Years Ended December 31,
	2010	2009	2008
Diluted
Total income (loss) available to common shareholders, basic	$267,738	$(233,083)	$(562,421)
Undistributed earnings allocated to participating securities	38	0	0

Total income (loss) available to common shareholders, diluted	$267,776	$(233,083)	$(562,421)

Weighted average common shares outstanding, basic	174,833	168,164	159,967
Restricted stock units	264	0	0
Stock options	26	0	0
Employee stock purchase plan	1	0	0

Weighted average common shares outstanding, diluted	175,124	168,164	159,967

Diluted net income (loss) per common share	$1.53	$(1.39)	$(3.52)

Options to purchase 1,781, 2,265 and 926 shares of the Company’s common stock were excluded from the calculation of diluted common shares outstanding because they were anti-dilutive for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, 258 restricted stock units and 32 shares under the employee stock purchase plan at December 31, 2009 and 119 restricted stock units and 33 shares under the employee stock purchase plan at December 31, 2008 were excluded from the diluted net loss per share calculation because they were anti-dilutive. There were also 0, 459 and 1,134 stock options and 69, 144 and 148 restricted stock units which were excluded from the calculation of diluted common shares outstanding because certain performance conditions were not satisfied as of December 31, 2010, 2009 and 2008, respectively.

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

Preferred stock with mandatory redemption requirements and long-term debt: The fair values of preferred stock with mandatory redemption requirements and long-term debt are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility BBB+ debt securities. The Company used these yield curve assumptions to derive a base yield and then adjusted the base yield for specific features of the debt securities of call features, coupon tax treatment and collateral.

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments at December 31 are as follows:

2010	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$23,939	$26,759
Long-term debt (excluding capital lease obligations)	5,449,287	5,867,654

2009	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$24,164	$26,257
Long-term debt (excluding capital lease obligations)	5,336,351	5,633,384

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

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and 2009, respectively:

	At Fair Value as of December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$120,784	—	—	$120,784
Rabbi trust investments	—	$1,552	—	1,552
Deposits	1,629	—	—	1,629

Total assets	122,413	1,552	—	123,965

Liabilities:
Deferred compensation obligation	—	9,183	—	9,183
Mark-to-market derivative liability	—	898	—	898

Total liabilities	—	10,081	—	10,081

Total net assets (liabilities)	$122,413	$(8,529)	—	$113,884

	At Fair Value as of December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$61,232	—	—	$61,232
Rabbi trust investments	—	$2,551	—	2,551
Deposits	11,612	—	—	11,612

Total assets	72,844	2,551	—	75,395

Liabilities:
Deferred compensation obligation	—	8,881	—	8,881

Total liabilities	—	8,881	—	8,881

Total net assets (liabilities)	$72,844	$(6,330)	—	$66,514

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

Deposits—Deposits includes escrow funds and certain other deposits held in trust. The Company includes cash deposits in other current assets. The December 31, 2009 balance included $10,170 for an escrow account related to an agreement the Company’s New Jersey regulated subsidiary had entered into with the City of Trenton, New Jersey to purchase certain assets of Trenton’s water system located in four surrounding townships. The purchase agreement was contested in litigation with a group of Trenton residents, and ultimately put to a voter referendum. The result of the referendum was unfavorable to the Company, and as a result, the agreement to purchase the assets was terminated in June 2010. The escrow deposit, plus accrued interest, was returned to the Company on June 30, 2010.

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

Mark-to-market derivative liability—The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.

See Note 15 for the Company’s fair value of qualified pension and postretirement welfare plans’ assets.

Non-recurring Fair Value Measurements

As discussed in Note 8, the Company recognized goodwill impairment charges of $0, $450,000 and $750,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 19: Operating Leases

The Company has entered into operating leases involving certain facilities and equipment. Rental expenses under operating leases were $38,516 for 2010, $37,004 for 2009 and $36,200 for 2008. The operating leases for facilities will expire over the next 20 years and the operating leases for equipment will expire over the next five years. Certain operating leases have renewal options ranging from one to five years.

At December 31, 2010, the minimum annual future rental commitment under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are $25,706 in 2011, $24,419 in 2012, $17,225 in 2013, $14,104 in 2014, $10,805 in 2015 and $105,539 thereafter.

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

The leases related to the portion of the facilities funded by the Company have required payments from the Company to the Partners that approximate the payments required by the terms of the IDBs from the Partners to the Company (as the holder of the IDBs). As the ownership of the portion of the facilities constructed by the Company will revert back to the Company at the end of the lease, the Company has recorded these as capital leases. The lease obligation and the receivable for the principal amount of the IDBs are presented by the Company on a net basis. The carrying value of the facilities funded by the Company recognized as a capital lease asset was $159,707 and $160,259 at December 31, 2010 and 2009, respectively, which is presented within utility plant. The future payments under the lease obligations are equal to and offset by the payments receivable under the IDBs.

At December 31, 2010, the minimum annual future rental commitment under the operating leases for the portion of the facilities funded by the Partners that have initial or remaining non-cancelable lease terms in excess of one year included in the proceeding minimum annual rental commitments are $3,551 in 2011, $3,616 in 2012, $3,615 in 2013 through 2015, and $83,361 thereafter.

Note 20: Related Party Transactions

One of the Company’s Directors was employed by an electrical utility that supplies electricity and electrical services to the Company’s subsidiaries in Ohio, Pennsylvania, and New Jersey. The Company purchased, from various subsidiaries of this electrical utility, approximately $8,558 and $7,183 of such services in 2009 and 2008, respectively. The Director retired from that electrical utility effective March 31, 2010. The Company purchased, from various subsidiaries of this electrical utility, approximately $3,225 of such services in the first quarter of 2010.

Note 21: Segment Information

The Company has two operating segments referred to as the Regulated Businesses and Market-Based Operations segments. The Company’s chief operating decision maker regularly reviews the operating results of the Regulated Businesses and Market-Based Operations segments to assess segment performance and allocate resources. The evaluation of segment performance and the allocation of resources are based on several measures. The measure that is most consistent with that used by management is adjusted earnings before interest and income taxes from continuing operations (“Adjusted EBIT”).

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

The Market-Based Operations segment is comprised of market based businesses that provide a broad range of market based water and wastewater services and products including homeowner water and sewer line maintenance services, water and wastewater facility operations and maintenance services, granular carbon technologies and products for cleansing water and wastewater, wastewater residuals management services and water and wastewater facility engineering services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Regulated Businesses and Market-Based Operations segment information includes intercompany costs that are allocated by American Water Works Service Company, Inc. and intercompany interest that is charged by AWCC, which are eliminated to reconcile to the consolidated results of operations. Inter-segment revenues, which are primarily recorded at cost plus mark-up that approximates current market prices, include carbon regeneration services and leased office space, furniture and equipment provided by the Company’s market based subsidiaries to its regulated subsidiaries. Other includes corporate costs that are not allocated to the Company’s subsidiaries, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to the Acquisitions that have not been allocated to the segments for evaluation of segment performance and allocation of resource purposes. The adjustments related to the Acquisitions are reported in Other, as they are excluded from segment performance measures evaluated by management. The following table includes the Company’s summarized segment information:

	As of or for the Year Ended December 31, 2010
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,424,186	$311,835	$(25,344)	$2,710,677
Depreciation and amortization	327,327	7,431	19,892	354,650
Total operating expenses, net	1,707,060	287,924	(32,398)	1,962,586
Adjusted EBIT(1)	721,213	26,983
Total assets	12,275,280	241,763	1,562,730	14,079,773
Capital expenditures	758,150	7,486	0	765,636

	As of or for the Year Ended December 31, 2009
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,207,290	$257,710	$(24,297)	$2,440,703
Depreciation and amortization	313,400	5,871	15,907	335,178
Impairment charge	0	0	450,000	450,000
Total operating expenses, net	1,617,815	238,072	411,207	2,267,094
Adjusted EBIT(1)	591,606	21,264
Total assets	11,659,525	247,594	1,545,532	13,452,651
Capital expenditures	779,428	5,837	0	785,265

	As of or for the Year Ended December 31, 2008
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,082,740	$272,186	$(17,998)	$2,336,928
Depreciation and amortization	296,318	5,858	10,600	312,776
Impairment charge	0	0	750,000	750,000
Total operating expenses, net	1,554,731	248,425	720,668	2,523,824
Adjusted EBIT(1)	531,774	26,307
Total assets	10,941,133	244,891	2,045,794	13,231,818
Capital expenditures	1,005,360	3,446	0	1,008,806

(1)	Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBIT. Adjusted EBIT does not represent cash flows for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBIT as defined by the Company may not be comparable with Adjusted EBIT as defined by other companies.

The following table reconciles Adjusted EBIT, as defined by the Company, to income (loss) before income taxes:

	For the Year Ended December 31, 2010
	Regulated Businesses	Markert-Based Operations	Total Segments
Adjusted EBIT	$721,213	$26,983	$748,196
Add:
Allowance for other funds used during construction	10,003	—	10,003
Allowance for borrowed funds used during construction	6,284	—	6,284
Less:
Interest, net	(249,045)	1,576	(247,469)
Amortization of debt expense	(4,001)	0	(4,001)

Segments income before income taxes	$484,454	$28,559	513,013
Interest, net			(67,574)
Other			3,997

Income before income taxes			$449,436

	For the Year Ended December 31, 2009
	Regulated Businesses	Market-Based Operations	Total Segments
Adjusted EBIT	$591,606	$21,264	$612,870
Add:
Allowance for other funds used during construction	11,486	—	11,486
Allowance for borrowed funds used during construction	7,224	—	7,224
Less:
Interest, net	(231,858)	3,005	(228,853)
Amortization of debt expense	(6,089)	0	(6,089)

Segments income before income taxes	$372,369	$24,269	396,638
Impairment charge			(450,000)
Interest, net			(67,692)
Other			9,389

Loss before income taxes			$(111,665)

	For the Year Ended December 31, 2008
	Regulated Businesses	Market-Based Operations	Total Segments
Adjusted EBIT	$531,774	$26,307	$558,081
Add:
Allowance for other funds used during construction	14,497	—	14,497
Allowance for borrowed funds used during construction	8,171	—	8,171
Less:
Interest, net	(227,384)	2,958	(224,426)
Amortization of debt expense	(5,346)	0	(5,346)

Segments income before income taxes	$321,712	$29,265	350,977
Impairment charge			(750,000)
Interest, net			(60,729)
Other			9,158

Loss before income taxes			$(450,594)

Note 22: Unaudited Quarterly Data

The following table sets forth certain supplemental unaudited consolidated quarterly financial data for each of the four quarters in the period ended December 31, 2010 and 2009, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$588,053	$671,223	$786,946	$664,455
Operating income (loss)	126,065	195,983	273,955	152,088
Net income (loss)	30,808	72,751	124,114	40,154
Basic and diluted income (loss) per common share	$0.18	$0.42	$0.71	$0.23

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Operating revenues	$550,170	$612,740	$679,956	$597,837
Operating income (loss)	(335,370)	157,192	214,406	137,381
Net income (loss)	(413,079)	51,989	91,636	36,371
Basic and diluted income (loss) per common share	$(2.58)	$0.32	$0.52	$0.21

Amounts may not sum due to rounding; per share amounts may not sum due to changes in shares outstanding during the year.

Operating income (loss) includes impairment loss of $450,000 in the first quarter of 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of December 31, 2010 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, including our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2010, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item and not given below, is incorporated by reference in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Nominees for Election as Directors,” “Information Relative to the Board of Directors and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Corporate Governance Guidelines.”

We have adopted a Code of Ethics, which applies to directors and employees. The full text of the Code of Ethics is publicly available on our website at http://www.amwater.com . We intend to post on our website any amendments to certain provisions of our Code of Ethics and any waivers of such provisions granted to principal officers.

Name	Age	Office and Employment During Last Ten Years
Jeffry Sterba	55

Mr. Sterba has been our President and Chief Executive Officer since August 2010. Prior to joining American Water, Mr. Sterba served as Chairman and CEO of PNM Resources, Inc., the parent company of PNM, Texas-New Mexico Power Company (TNMP) and First Choice Power, from 2000 until March 2010. He currently serves as Non-Executive Chairman of PNM Resources. Since joining PNM in 1977, he held a succession of positions including Executive Vice President and Chief Operating Officer, Senior Vice President Bulk Power Services, Senior Vice President Asset Restructuring, Senior Vice President Retail Electric & Water Services and Vice President Revenue Management. From 1998 to 2000, Mr. Sterba was Executive Vice President of United States Enrichment Corporation (USEC), a global energy company headquartered in Maryland.

Mr. Sterba is a nationally recognized thought leader in the area of energy policy, climate change legislation, renewable energy, and sustainability. He has served as the chair of Edison Electric Institute, the national association of shareholder owned utilities, and chair of the Electric Power Research Institute, a non-profit center for energy and environment research. He serves on the board of directors of the Meridian Institute and is a member of the Business Environmental Leadership Council for the Pew Center on Global Climate Change. Mr. Sterba also previously served on the board of directors of the U.S. Chamber of Commerce.

Name	Age	Office and Employment During Last Ten Years
Ellen C. Wolf	57	Ms. Wolf has been our Senior Vice President and Chief Financial Officer since March 2006 and served as a member of our board of directors from March 2006 until August 2007. Ms. Wolf’s career began in the accounting firm of Deloitte Haskins & Sells. From 1987 through 1999, Ms. Wolf held various positions in corporate accounting, finance and business development for Bell Atlantic and several of its subsidiaries, including Bell Atlantic Enterprises International, Bell Atlantic Mobile, and Bell Atlantic Corporation. From 1999 through 2003, Ms. Wolf was employed by us as Vice President and Chief Financial Officer. Prior to re-joining us, Ms. Wolf served as Senior Vice President and Chief Financial Officer of USEC Inc., a global energy company, a position she held beginning in December 2003. Currently, Ms. Wolf also serves on the board of directors of Airgas, Inc., where she serves on the audit committee. In addition, Ms. Wolf is on the board of directors of the Philadelphia Zoo.

Walter J. Lynch	48	Mr. Lynch has been our President and Chief Operating Officer of Regulated Operations since March 2010, and President of Regulated Operations since July 2008. Prior to that date, he served as Executive Vice President, Eastern Division. He also served as president of New Jersey- American Water Company, Inc., Long Island Water Corporation and our Northeast Region. Mr. Lynch joined us in 2001 and served as President of our Products and Services Group, where he was responsible for overseeing our non-regulated businesses. Prior to this, he was President of the Southwest Region of American Water Services. Mr. Lynch has more than 20 years of experience in engineering, sales and marketing, operations and business development. Before joining us, he was involved with various start-up and growth organizations in the environmental industry. Mr. Lynch worked for Mobil Oil Corporation following his departure from the United States Army where he attained the rank of Captain. In addition, Mr. Lynch is on the board of directors of the National Association of Water Companies and serves on its Executive Committee.

Kellye L. Walker	44	Ms. Walker has been our Chief Administrative Officer since September 2010, and Senior Vice President, General Counsel and Secretary since January 2010. From February 2007 to June 2009, Ms. Walker served as Senior Vice President and General Counsel of Diageo North America, Inc., the largest operating company of Diageo plc. From February 2003 to December 2006, Ms. Walker served as Senior Vice President, General Counsel and Secretary of BJ’s Wholesale Club, Inc., a leading warehouse club operator. Ms. Walker also served as a partner with the law firm of Hill & Barlow in Boston, Massachusetts, and as a partner and/or associate with the law firms of Chaffe, McCall, Phillips, Toler & Sarpy in New Orleans, Louisiana, and Boult, Cummings, Connors & Berry in Nashville, Tennessee.

Name	Age	Office and Employment During Last Ten Years
Sean G. Burke	55	Mr. Burke has been our Vice President Human Resources since September 2010. From December 2007 until September 2010, Mr. Burke was Senior Vice President Human Resources. From 2005 to December 2007, Mr. Burke was the principal of Executive Alignment, LLC, an executive assessment and executive compensation consulting practice, in Falmouth, Maine. From 1988 to 2005, Mr. Burke held executive positions at American Ref-Fuel Company, in Houston, Texas and Montvale, New Jersey, responsible for oversight of the Human Resources function. Earlier, he held leadership positions with other companies including Air Products and Chemicals Inc., Frito-Lay and National Steel Corp.

Mark Chesla	51	Mr. Chesla has been our Vice President and Controller since November 2007. From 2001 to November 2007, Mr. Chesla was Vice President and Controller of Oglethorpe Power Corporation, in Atlanta, Georgia, where he served as that company’s chief accounting officer. In this capacity he was responsible for all aspects of the accounting, internal financial management, regulatory and SEC reporting functions. Mr. Chesla was Vice President, Administration/Controller of SouthStar Energy Services LLC, in Atlanta, Georgia, from 1998 to 2001. Earlier, he held management positions with several other companies, including Piedmont Natural Gas Co., Inc., Aegis Technologies, Inc., Deloitte & Touche LLP and Carolina Power & Light Company.

Mark F. Strauss	59	Mr. Strauss has been our Senior Vice President of Corporate Strategy and Business Development since September 2010. From December 2006, until his new appointment in September 2010, Mr. Straus was President of American Water Enterprises, managing our Market-Based Operations. Previously, Mr. Strauss was President and Chief Executive Officer of our Applied Water Management Group, which provides customized water and wastewater management solutions to real estate developers, industrial clients and small to midsized communities nationwide. Mr. Strauss joined Applied Water Management Group in 1997 as Corporate Counsel and Secretary. He was promoted to Chief Operating Officer in 2002, a position he held until his appointment as Division President and Chief Executive Officer in 2003. Earlier, he served as Vice President and General Counsel of Vizzoni Brothers Construction, Inc. Mr. Strauss serves as a director of Skylands Community Bank. Mr. Strauss was also an associate at the law firms of Ozzard, Rizzolo, Klein, Mauro & Savo and Toolan, Romond, Abbot and Domenichetti.

Nick O. Rowe	53	Mr. Rowe has been Senior Vice President of our Eastern Division since January 2009. Form 2006 to January 2010, he was President of Kentucky- American Water Company. From 2005 to 2006, he served as Vice President of Service Delivery Operations for the Southeast Region of Kentucky-American Water Company. From 2003 to 2005, he served as Vice President, Business Change for American Water in New Jersey and from 1998 to 2003, Mr. Rowe was Vice President of Operations for Kentucky-American Water Company, and from 1987 to 1998, he served in various management positions with responsibility for the day-to-day operations of American Water facilities in several states including Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Tennessee, North Carolina, Georgia and Florida. Mr. Rowe is involved with various regulatory agencies and civic and professional organizations. He also serves on the Executive Board of the Kentucky Chamber of Commerce, is a member of the American Water Works Association and the National Association of Water Companies.

Name	Age	Office and Employment During Last Ten Years
Kathy L. Pape	58	Ms. Pape has been President of Pennsylvania-American Water Company since July 2007. From 1999 to 2007, Ms. Pape served as Senior Vice President, Treasurer and Rate Counsel for Aqua America, Inc. with responsibility for all financing activities, billing, rates and regulatory filings, budgeting and long-range planning. From 1994 to 1999, Ms. Pape was employed by us as Regional Counsel and Finance Manager, where her responsibilities included rates and regulatory affairs, finance, budgeting and customer service for 10 states. Prior to 1994, Ms. Pape was Vice President and Corporate Counsel for General Waterworks Management and Service Co., Assistant Counsel to the Pennsylvania Public Utility Commission and Assistant Consumer Advocate for the Pennsylvania Office of Consumer Advocate.

William D. Rogers	50	Mr. Rogers has been our Vice President and Treasurer since October 2010. From 2005 to 2010, he was Chief Financial Officer for NV Energy, an investor-owned utility in Las Vegas, Nevada. From 2005 to 2007, he also served as NV Energy’s Vice Presient of Finance, Risk and Tax and as Corporate Treasurer. Before joining NV Energy, Mr. Rogers was a managing director of capital markets for both Merrill Lynch and JPMorgan Chase in New York.

John R. Bigelow	56	Mr. Bigelow has been President of New Jersey-American Water Company, Inc. since 2007. Mr. Bigelow joined American Water in 1994 and held a number of senior management positions during his tenure, including American Water’s Senior Vice President of Regulatory Programs and Enterprise Risk Management. From December 2003 to February 2006, Mr. Bigelow served as American Water’s Chief Financial Officer, Vice President and Treasurer of New Jersey American Water, and Director, Vice President and Treasurer of New Jersey American Resources Co. Mr. Bigelow began his career with GPU System Companies, where he spent 18 years in various leadership roles in the finance area. Mr. Bigelow is also a board and/or committee member of Drexel MBA Career Services Advisory Board, New Jersey-American Water Company, Inc., William J. Hughes Center for Public Policy, and NJUA (New Jersey Utilities Association).

Sharon Cameron	54	Ms. Cameron has been president of American Water Enterprises, the market based products and services division of American Water, since September 2010. She also serves as President of American Water Resources, Inc., a business she has been leading since 2002. Prior to joining American Water, Ms. Cameron was principal of Marketing Solutions, a marketing consulting firm she launched in 1998, and was a consultant to American Water on the Homeowner Services business. Previously, Ms. Cameron served as vice president of Marketing and Sales at Comcast Corporation (New Jersey), senior marketing manager at Menley & James Laboratories, and marketing manager at Campbell Soup Company.

Name	Age	Office and Employment During Last Ten Years
David K. Baker	54	Mr. Baker has been the Senior Vice President of our Western Division since March 2010. Mr. Baker joined American Water in 1995, and most recently served as President of both Indiana-American Water and Michigan-American Water from January 2007 until March 2010. His previous leadership roles included serving as Vice President of Business Development for the Central Region and Eastern Division Manager for Illinois-American Water. Prior to joining American Water, Mr. Baker served as Division President/General Manager of Waste Management of Kentucky for ten years.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, under the caption entitled “Security Ownership of Principal Stockholders and Management” and the “Equity Compensation Plan” table appearing under the caption “Long-Term Equity Incentive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, under the captions entitled “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, under the caption entitled “Independent Registered Public Accounting Fees and Services.”

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted since they are either not required, not applicable as the information is otherwise included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2011.

AMERICAN WATER WORKS COMPANY, INC.

BY:	/s/ JEFFRY STERBA
Jeffry Sterba
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 25th day of February, 2011 by the following persons in the capacities indicated.

/s/ JEFFRY STERBA	/s/ RICHARD R. GRIGG
Jeffry Sterba President and Chief Executive Officer (Principal Executive Officer and Director)	Richard R. Grigg (Director)

/s/ ELLEN C. WOLF	/s/ JULIA L. JOHNSON
Ellen C. Wolf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Julia L. Johnson (Director)

/s/ GEORGE MACKENZIE	/s/ WILLIAM J. MARRAZZO
George MacKenzie (Director)	William J. Marrazzo (Director)

/s/ MARTHA CLARK GOSS	/s/ STEPHEN P. ADIK
Martha Clark Goss (Director)	Stephen P. Adik (Director)

/s/ JULIE A. DOBSON
Julie A. Dobson (Director)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of September 16, 2001, among RWE Aktiengesellschaft, Thames Water Aqua Holdings GmbH, Apollo Acquisition Company and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

2.2	Separation Agreement by and among RWE Aktiengesellschaft and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.2 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

3.1	Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008.)

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed January 5, 2010).

4.1	Indenture, dated as of October 22, 2007 between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

4.2	Indenture between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December 3, 2008).

4.3	Indenture, dated as of December 4, 2009, between American Water Capital Corp. and Wells Bank, National Association (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, file No. 001-34028, filed December 3, 2010).

4.4	Note Purchase Agreement, as amended, dated as of December 21, 2006, by and between American Water Capital Corp. and the Purchasers named therein for purchase of $101,000,000 5.39% Series A Senior Notes due 2013, $37,500,000 5.52% Series B Senior Notes due 2016, $329,500,000 5.62% Series C Senior Notes due 2018 and $432,000,000 5.77% Series D Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

4.5	Note Purchase Agreement, as amended, dated as of March 29, 2007, by and between American Water Capital Corp. and the Purchasers named therein for purchase of $100,000,000 5.62% Series E Senior Notes due 2019 and $100,000,000 5.77% Series F Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

4.6	Note Purchase Agreement, dated May 15, 2008, by and between AWCC and the Purchasers named therein for purchase of $110,000,000 6.25% Series G Senior Notes due 2018 and $90,000,000 6.55% Series H Senior Notes due 2023 (incorporated herein by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 19, 2008).

Exhibit Number	Exhibit Description
9.1	Exchange and Registration Rights Agreement, dated as of October 22, 2007, between American Water Capital Corp., American Water Works Company, Inc. and Citigroup Global Markets Inc, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several purchasers (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

9.2	Registration Rights Agreement by and among American Water Works Company, Inc., RWE Aktiengesellschaft and RWE Aqua Holdings GmbH (incorporated by reference to Exhibit 9.1 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.1	Agreement between George W. Patrick and American Water Works Company, Inc., dated August 27, 1999 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-K, File No. 001-34028, filed March 1, 2010).

10.2A	Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated January 1, 2000 (incorporated by reference to Exhibit 10.2A to American Water Works Company, Inc.’s Form 10-K, File No. 001-34028, filed March 1, 2010).

10.2B	First Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated May 24, 2004 (incorporated by reference to Exhibit 10.2B to American Water Works Company, Inc.’s Form 10-K, File No. 001-34028, filed March 1, 2010).

10.2C	Second Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated July 27, 2005 (incorporated by reference to Exhibit 10.2C to American Water Works Company, Inc.’s Form 10-K, File No. 001-34028, filed March 1, 2010).

10.2D	Third Amendment to Change in Control Agreement between George W. Patrick and American Water Works Company, Inc., dated December 19, 2008 (incorporated by reference to Exhibit 10.2D to American Water Works Company, Inc.’s Form 10-K, File No. 001-34028, filed March 1, 2010).

10.3	Credit Agreement, dated as of September 15, 2006, among American Water Capital Corp., the Lenders identified therein and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007 and American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 4, 2010).

10.4	Support Agreement, as subsequently amended, dated June 22, 2000, by and between American Water Works Company, Inc. and American Water Capital Corp. (incorporated by reference to Exhibit 10.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.5	Employment Agreement between Ellen C. Wolf and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.6	Employment Agreement between Jeffry E. Sterba and American Water Works Company, Inc., dated August 15, 2010 (incorporated by reference to Exhibit 99.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed August 17, 2010).

Exhibit Number	Exhibit Description
10.7	Separation and General Release Agreement between American Water Works Company, Inc. and Donald L. Correll, dated August 15, 2010 (incorporated by reference to Exhibit 99.2 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed August 17, 2010).

10.8	Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.9	Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.10	Settlement Agreement by and between California American Water Company and the U.S. Department of Commerce, National Oceanic and Atmospheric Administration, dated as of June 29, 2006 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.11	American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

*10.12	Amendment 2010-1 to the American Water Works Company, Inc. and Its Designated Subsidiaries Nonqualified Employee Stock Purchase Plan, dated as of February 8, 2011.

10.13	American Water Works Company, Inc. Executive Severance Policy, dated as of December 16, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed November 3, 2010).

10.14	2006 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.15	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.16	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries (incorporated by reference to Exhibit 10.23 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.17	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc. (incorporated by reference to Exhibit 10.24 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.18	2008 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed April 15, 2008).

10.19	2009 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

Exhibit Number	Exhibit Description
10.20	2010 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 4, 2010).

10.21	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.26 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.22	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.27 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.23	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Restricted Stock Unit Grant Form for Directors (incorporated by reference to Exhibit 10.28 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.24	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.29 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.25	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.30 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.26	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.31 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.27	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.32 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.28	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for Directors (incorporated by reference to Exhibit 10.33 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.29	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.30	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.31	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2009 Performance Stock Unit Grant Form for ML1-ML3B Employees (incorporated by reference to Exhibit 10.36 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 27, 2009).

10.32	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2009 Performance Stock Unit Grant Form for ML4-ML5 Employees (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 27, 2009).

Exhibit Number	Exhibit Description
10.33	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2009 Nonqualified Stock Option Grant Form for ML1-ML3B Employees (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.34	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2009 Nonqualified Stock Option Grant Form for ML4-ML5 Employees (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.35	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2009 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2009).

10.36	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Performance Stock Unit Grant Form A for ML1-ML5 Employees (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.37	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Performance Stock Unit Grant Form B for ML1-ML5 Employees (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.38	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Performance Stock Unit Grant Form C for ML1-ML5 Employees (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.39	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Nonqualified Stock Option Grant for ML1-ML5 Employees (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.40	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 4, 2010).

10.41	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan September 2010 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed November 3, 2010)

10.42	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of August 1, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008.)

10.43	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.44	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

Exhibit Number	Exhibit Description
10.45	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of February 6, 2009 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc. Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009)

10.46	Amendment to the Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., effective as of February 6, 2009 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc. Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009)

10.47	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2009).

*21.1	Subsidiaries of American Water Works Company, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

101	The following financial statements from American Water Works Company, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

*	filed herewith