Form 10-Q
period 2011-03-31
American Water Works Company, Inc.
filed 2011-05-04
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2011
Common Stock, $0.01 par value per share	175,356,140 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,229,600 at March 31 and $3,182,944 at December 31	$10,421,125	$10,353,478
Nonutility property, net of accumulated depreciation of $153,032 at March 31 and $143,051 at December 31	134,573	143,046

Total property, plant and equipment	10,555,698	10,496,524

Current assets
Cash and cash equivalents	13,528	13,112
Restricted funds	80,443	94,066
Utility customer accounts receivable	138,317	148,110
Allowance for uncollectible accounts	(14,902)	(17,801)
Unbilled utility revenues	128,526	135,963
Other receivables, net	60,251	74,078
Income taxes receivable	5,680	0
Materials and supplies	30,606	28,203
Assets of discontinued operations	801,184	796,713
Other	61,906	46,929

Total current assets	1,305,539	1,319,373

Regulatory and other long-term assets
Regulatory assets	991,797	984,577
Restricted funds	20,234	26,718
Goodwill	1,204,227	1,204,227
Other	51,312	48,354

Total regulatory and other long-term assets	2,267,570	2,263,876

TOTAL ASSETS	$14,128,807	$14,079,773

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 175,347 and 174,996 shares outstanding at March 31 and December 31, respectively)	$1,753	$1,750
Paid-in-capital	6,164,883	6,156,675
Accumulated deficit	(1,950,571)	(1,959,235)
Accumulated other comprehensive loss	(69,958)	(71,446)
Treasury stock	0	(19)

Common stockholders’ equity	4,146,107	4,127,725
Preferred stock without mandatory redemption requirements	4,547	4,547

Total stockholders’ equity	4,150,654	4,132,272

Long-term debt
Long-term debt	5,362,325	5,409,405
Redeemable preferred stock at redemption value	23,267	23,271

Total capitalization	9,536,246	9,564,948

Current liabilities
Short-term debt	323,484	229,018
Current portion of long-term debt	12,168	36,146
Accounts payable	132,725	195,479
Taxes accrued, including income taxes of $0 at March 31 and December 31	65,291	43,852
Interest accrued	103,622	60,865
Liabilities of discontinued operations	330,840	335,232
Other	166,750	183,302

Total current liabilities	1,134,880	1,083,894

Regulatory and other long-term liabilities
Advances for construction	408,701	403,163
Deferred income taxes	1,136,432	1,088,989
Deferred investment tax credits	30,588	30,974
Regulatory liabilities	299,544	299,213
Accrued pension expense	392,944	421,937
Accrued postretirement benefit expense	214,816	215,612
Other	42,301	42,185

Total regulatory and other long-term liabilities	2,525,326	2,502,073

Contributions in aid of construction	932,355	928,858
Commitments and contingencies (See Note 9)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$14,128,807	$14,079,773

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Operating revenues	$610,936	$566,762

Operating expenses
Operation and maintenance	320,571	305,642
Depreciation and amortization	88,019	82,056
General taxes	57,205	54,486
Loss (gain) on sale of assets	268	(71)

Total operating expenses, net	466,063	442,113

Operating income	144,873	124,649

Other income (expenses)
Interest, net	(76,482)	(78,696)
Allowance for other funds used during construction	2,916	2,146
Allowance for borrowed funds used during construction	1,242	1,382
Amortization of debt expense	(1,295)	(1,201)
Other, net	(1,141)	69

Total other income (expenses)	(74,760)	(76,300)

Income from continuing operations before income taxes	70,113	48,349
Provision for income taxes	28,649	18,669

Income from continuing operations	41,464	29,680
Income from discontinued operations, net of tax	5,868	1,128

Net income	$47,332	$30,808

Other comprehensive income, net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $28 and $12, respectively	44	20
Actuarial loss, net of tax of $720 and $698, respectively	1,126	1,092
Foreign currency translation adjustment	318	362

Other comprehensive income	1,488	1,474

Comprehensive income	$48,820	$32,282

Basic earnings per common share:
Income from continuing operations	$0.24	$0.17

Income from discontinued operations, net of tax	$0.03	$0.01

Net income	$0.27	$0.18

Diluted earnings per common share:
Income from continuing operations	$0.24	$0.17

Income from discontinued operations, net of tax	$0.03	$0.01

Net income	$0.27	$0.18

Average common shares outstanding during the period:
Basic	175,259	174,720

Diluted	176,048	174,796

Dividends per common share	$0.22	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,332	$30,808
Adjustments
Depreciation and amortization	88,019	82,056
Provision for deferred income taxes	40,657	42,177
Amortization of deferred investment tax credits	(386)	(391)
Provision for losses on utility accounts receivable	1,589	3,357
Allowance for other funds used during construction	(2,916)	(2,146)
Loss (gain) on sale of assets	268	(71)
Pension and non-pension post retirement benefits	17,860	22,336
Other, net	(12,064)	1,014
Changes in assets and liabilities
Receivables and unbilled utility revenues	26,070	14,036
Income taxes receivable	(5,680)	(14,644)
Other current assets	(18,099)	(11,052)
Pension and non-pension post retirement benefit contributions	(48,803)	(37,780)
Accounts payable	(26,244)	(18,268)
Taxes accrued, including income taxes	21,621	20,827
Interest accrued	42,758	43,807
Other current liabilities	(10,456)	(76)

Net cash provided by operating activities	161,526	175,990

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(176,411)	(142,682)
Acquisitions	(1,445)	(528)
Proceeds from sale of assets and securities	158	87
Removal costs from property, plant and equipment retirements, net	(8,597)	(5,910)
Net funds released	20,107	11,251

Net cash used in investing activities	(166,188)	(137,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	298	1,101
Repayment of long-term debt	(62,637)	(38,001)
Net borrowings under short-term debt agreements	135,217	53,592
Proceeds from employee stock plan issuances	6,694	801
Advances and contributions for construction, net of refunds of $4,072 and $11,941 at March 31, 2011 and 2010	5,111	(3,170)
Change in bank overdraft position	(40,528)	(25,196)
Debt issuance costs	(552)	(269)
Redemption of preferred stocks	0	(10)
Dividends paid	(38,525)	(36,679)

Net cash provided by (used in) financing activities	5,078	(47,831)

Net increase (decrease) in cash and cash equivalents	416	(9,623)
Cash and cash equivalents at beginning of period	13,112	22,256

Cash and cash equivalents at end of period	$13,528	$12,633

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$66,306	$55,699
Non-cash financing activity:
Advances and contributions	$5,822	$7,554

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity

	Shares	Par Value				Shares	At Cost
Balance at December 31, 2010	174,996	$1,750	$6,156,675	$(1,959,235)	$(71,446)	(1)	$(19)	$4,547	$4,132,272
Net income	—	—	—	47,332	—	—	—	—	47,332
Direct stock reinvestment and purchase plan (DRIP), net of expense of $5	18	0	485	—	—	—	—	—	485
Employee stock purchase plan (ESPP)	29	0	751	—	—	—	—	—	751
Stock-based compensation activity	304	3	6,972	(143)	—	1	19	—	6,851
Other comprehensive income, net of tax of $748	—	—	—	—	1,488	—	—	—	1,488
Dividends	—	—	—	(38,525)	—	—	—	—	(38,525)

Balance at March 31, 2011	175,347	$1,753	$6,164,883	$(1,950,571)	$(69,958)	0	$0	$4,547	$4,150,654

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity

	Shares	Par Value				Shares	At Cost
Balance at December 31, 2009	174,630	$1,746	$6,140,077	$(2,076,287)	$(64,677)	0	$0	$4,557	$4,005,416
Net income	—	—	—	30,808	—	—	—	—	30,808
Direct stock reinvestment and purchase plan (DRIP), net of expense of $56	0	0	(53)	—	—	—	—	—	(53)
Employee stock purchase plan (ESPP)	23	0	558	—	—	7	127	—	685
Stock-based compensation activity	40	1	2,081	(105)	—	(7)	(127)	—	1,850
Preferred stock redemption	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income, net of tax of $710	—	—	—	—	1,474	—	—	—	1,474
Dividends	—	—	—	(36,679)	—	—	—	—	(36,679)

Balance at March 31, 2010	174,693	$1,747	$6,142,663	$(2,082,263)	$(63,203)	0	$0	$4,547	$4,003,491

The accompanying notes are an integral part of these consolidated financial statements.

.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at March 31, 2011, the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2011 and 2010, the Consolidated Statements of Cash flows for the three months ended March 31, 2011 and 2010, and the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2011 and 2010, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Certain reclassifications for discontinued operations (see Note 13) and to present amortization associated with removal costs as depreciation and amortization have been made to conform previously reported data to the current presentation.

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

Business Combinations

In December 2010, the FASB clarified the requirements for reporting of pro forma revenue and earnings disclosures for business combinations. The accounting update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective for the Company for business combinations finalized after January 1, 2011. As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance has not had an impact on the Company’s results of operations, financial position or cash flows.

Intangibles – Goodwill

In December 2010, the FASB issued authoritative guidance that modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update requires that for those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing authoritative guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for the Company beginning on January 1, 2011. The adoption of this update did not have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 3: Goodwill

At December 31, 2010, the Company’s goodwill totaled $1,250,692. During the first quarter of 2011, with the pending sale of the Company’s regulated businesses in Arizona, New Mexico and Texas, the Company allocated $46,465 of goodwill to discontinued

operations, and reclassified all prior periods for that effect. At March 31, 2011, the Company’s goodwill of continuing operations totaled $1,204,227.

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. In the first quarter of 2011, the Company assessed fair value, including allocated goodwill, and recorded an impairment of $561 for the Texas assets in operating results of discontinued operations. (see Note 13)

The following table summarizes the three-month changes in goodwill of the Company’s continuing operations by reporting unit:

	Regulated Unit		Market-Based Operations		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2011	$3,519,484	$(2,443,628)	$235,990	$(107,619)	$3,755,474	$(2,551,247)	$1,204,227
Reclassifications and other activity	0	—	—	—	0	—	0

Balance at March 31, 2011	$3,519,484	$(2,443,628)	$235,990	$(107,619)	$3,755,474	$(2,551,247)	$1,204,227

Balance at January 1, 2010	$3,425,700	$(2,349,880)	$235,715	$(107,619)	$3,661,415	$(2,457,499)	$1,203,916
Reclassifications and other activity	36	—	—	—	36	—	36

Balance at March 31, 2010	$3,425,736	$(2,349,880)	$235,715	$(107,619)	$3,661,451	$(2,457,499)	$1,203,952

The Company may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult for the Company to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

Note 4: Stockholders’ Equity

Common Stock

In March 2010, the Company registered 5,000 shares of the Company’s common stock issuable under American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of March 31, 2011, there were 4,919 shares available for future issuance under the DRIP. The following table summarizes information regarding issuances under the DRIP during the three months ended March 31, 2011 and 2010:

	2011	2010
Shares of common stock issued	18	0
Cash proceeds received	$490	$3

Cash dividend payments made during the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Dividend per share	$0.22	$0.21
Total dividends paid	38,525	36,679

On April 29, 2011, the Company declared a quarterly cash dividend payment of $0.22 per share payable on June 1, 2011 to all shareholders of record as of May 18, 2011.

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of March 31, 2011, a total of 10,896 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2011 and 2010:

	2011	2010
Stock options	$826	$905
Restricted stock units	1,205	1,203
Employee stock purchase plan	97	86

Stock-based compensation in operation and maintenance expense	2,128	2,194
Income tax benefit	(830)	(856)

After-tax stock-based compensation expense	$1,298	$1,338

There were no significant stock-based compensation costs capitalized during the three months ended March 31, 2011 and 2010, respectively.

Stock Options

In the first quarter of 2011, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2011. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method. The following table presents the weighted average assumptions used in the pricing model for 2011 grants and the resulting weighted average grant date fair value per share of stock options granted:

Dividend yield	3.25%
Expected volatility	29.32%
Risk-free interest rate	1.93%
Expected life (years)	4.35
Exercise price	$27.08
Grant date fair value per share	$5.14

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2011, $5,796 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 2.1 years.

The table below summarizes stock option activity for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	2,870	$21.38
Granted	736	27.08
Forfeited or expired	(17)	21.13
Exercised	(261)	21.28

Options outstanding at March 31, 2011	3,328	$22.65	5.07	$17,960

Exercisable at March 31, 2011	1,848	$21.33	4.25	$12,416

The following table summarizes additional information regarding stock options exercised during the three months ended March 31, 2011 and 2010.

	2011	2010
Intrinsic value	$1,523	$13
Exercise proceeds	5,549	185

Restricted Stock Units

In the first quarter of 2011, the Company granted restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three-year performance period beginning January 1, 2011 (the “Performance Period”); however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with performance and service conditions are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market and service conditions are valued using a Monte Carlo model. Weighted average assumptions used in the Monte Carlo simulation are as follows for the 2011 grants.

Expected volatility	29.50%
Risk-free interest rate	1.24%
Expected life (years)	3

The grant date fair value of the restricted stock awards that have (a) market and/or performance and service conditions and (b) vest ratably is amortized through expense over the requisite service period using the graded-vesting method. As of March 31, 2011, $6,335 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.6 years.

The table below summarizes restricted stock unit activity for the three months ended March 31, 2011.

	Shares	Weighted Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2011	479	$22.60
Granted	189	30.01
Distributed	(67)	21.49
Forfeited	(4)	22.22
Undistributed vested awards	(6)	21.50

Non-vested total at March 31, 2011	591	$25.11

The following table summarizes additional information regarding restricted stock units distributed during the three months ended March 31, 2011 and 2010.

	2011	2010
Intrinsic value	$1,695	$894
Income tax benefit	99	14

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $143 and $105 to retained earnings during the three months ended March 31, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of March 31, 2011 there were 1,684 shares of common stock reserved for issuance under the ESPP. During the three months ended March 31, 2011, the Company issued 29 shares under the ESPP.

Note 5: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity Date	March 31, 2011	December 31, 2010
Long-term debt of American Water Capital Corp. (“AWCC”)(a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	5.39%-10.00%	6.26%	2011-2040	3,089,655	3,117,696
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	5.10%	2011-2039	1,201,907	1,202,994
Mortgage bonds
Fixed rate	5.48%-9.71%	7.40%	2011-2039	711,645	744,691
Mandatory redeemable preferred stock	4.60%-9.75%	8.40%	2013-2036	23,989	23,989
Notes payable and other(b)	8.82%-14.57%	12.02%	2011-2026	2,045	5,689

Long-term debt				5,351,851	5,417,669
Unamortized debt discount, net(c)				47,241	51,498
Fair value adjustment to interest rate hedge				(1,332)	(345)

Total long-term debt				$5,397,760	$5,468,822

(a)	AWCC, a wholly-owned subsidiary of the Company, has a strong support agreement with its parent, which under certain circumstances, is the functional equivalent of a guarantee.
(b)	Includes capital lease obligations of $1,432 and $5,076 at March 31, 2011 and December 31, 2010, respectively.
(c)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2011:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%	2021	$298

Total issuances				$298

The following long-term debt was retired through optional redemption or payment at maturity during 2011:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes – fixed rate	6.00%-6.87%	2011-2039	$28,041
Other subsidiaries	Mortgage bonds – fixed rate	8.21%-9.71%	2011-2022	33,046
Other subsidiaries	Private activity bonds and government funded debt	0.00%-5.90%	2011-2030	1,393
Other	Capital leases			3,644

Total retirements & redemptions				$66,124

Included in the capital lease redemptions above is a non-cash redemption of $3,487 associated with a cancelled sublease and a capital lease arrangement.

Interest, net includes interest income of approximately $2,676 and $2,305 for the three months ended March 31, 2011 and 2010, respectively.

On July 12, 2010, the Company entered into an interest-rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company will pay variable interest of six-month LIBOR plus 3.422%. This fixed rate and pay variable rate interest swap is accounted for as a fair-value hedge. The swap matures with the fixed-rate debt in 2017. The Company uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure.

At March 31, 2011 and December 31, 2010, the Company had a $100,000 notional amount variable interest rate swap fair value hedge outstanding. The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheet in which such amount is recorded:

Balance sheet classification	March 31, 2011	December 31, 2010
Regulatory and other long-term liabilities
Other	$2,051	$898
Long-term debt
Long-term debt	(1,332)	(345)

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Gain (Loss) on Swap	Gain (Loss) on Borrowings	Hedge Ineffectiveness
	March 31, 2011	March 31, 2011	March 31, 2011
Income Statement Classification
Interest, net	$(1,153)	$987	$(166)

	March 31, 2010	March 31, 2010	March 31, 2010
Income Statement Classification
Interest, net	$0	$0	$0

Note 6: Short-Term Debt

The components of short-term debt are as follows:

	March 31, 2011	December 31, 2010
Revolving credit lines	$160	$2,734
Commercial paper, net of $19 and $10 discount at March 31 and December 31, respectively	313,081	175,290
Bank overdraft	10,243	50,994

Total short-term debt	$323,484	$229,018

Note 7: Income Taxes

The Company’s estimated annual effective tax rate for the three months ended March 31, 2011 was 40.6% compared to 40.5% for the three months ended March 31, 2010, excluding various discrete items. The Company’s actual effective tax rates on continuing operations for the three months ended March 31, 2011 and 2010 were 40.9% and 38.6%, respectively.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended March 31,
	2011	2010
Components of net periodic pension benefit cost
Service cost	$8,410	$7,669
Interest cost	17,262	16,900
Expected return on plan assets	(18,027)	(14,188)
Amortization of:
Prior service cost	180	81
Actuarial loss	4,638	4,476

Net periodic pension benefit cost	$12,463	$14,938

	Three Months Ended March 31,
	2011	2010
Components of net periodic other postretirement benefit cost
Service cost	$3,485	$3,666
Interest cost	7,805	8,037
Expected return on plan assets	(7,195)	(6,093)
Amortization of:
Transition obligation	0	43
Prior service credit	(481)	(295)
Actuarial loss	1,783	2,040

Net periodic other postretirement benefit cost	$5,397	$7,398

The Company contributed $42,000 to its defined benefit pension plan in the first three months of 2011 and expects to contribute $97,600 during the balance of 2011. In addition, the Company contributed $6,803 for the funding of its other postretirement plans in the first three months of 2011, and expects to contribute $20,409 during the balance of 2011.

Note 9: Commitments and Contingencies

The Company is also routinely involved in legal actions incident to the normal conduct of its business. At March 31, 2011, the Company has accrued approximately $2,400 as probable costs and it is reasonably possible that additional losses could range up to $10,700 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,065,000 at March 31, 2011. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2011 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,160,000 at March 31, 2011. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $6,600 and $6,630 at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the balance of the accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 to 2016, or until the regional desalination project comes on line, whichever is earlier. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at March 31, 2011 and December 31, 2010 include $10,384 and $10,642, respectively, related to the NOAA agreement.

Note 11: Earnings per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of the Company’s income from continuing operations, income from discontinued operations and net income and weighted average common shares outstanding for calculating basic earnings per share:

	Three Months Ended March 31,
	2011	2010
Basic:
Income from continuing operations	$41,464	$29,680
Income from discontinued operations	5,868	1,128
Net income	47,332	30,808
Less: Distributed earnings to common shareholders	38,651	36,779
Less: Distributed earnings to participating securities	16	9

Undistributed earnings	8,665	(5,980)
Undistributed earnings allocated to common shareholders	8,661	(5,979)
Undistributed earnings allocated to participating securities	4	(1)

Total income from continuing operations available to common shareholders, basic	$41,444	$29,672

Total income available to common shareholders, basic	$47,312	$30,800

Weighted average common shares outstanding, basic	175,259	174,720

Basic earnings per share:
Income from continuing operations	$0.24	$0.17

Income from discontinued operations, net of tax	$0.03	$0.01

Net income	$0.27	$0.18

Diluted earnings per common share is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options, and employee stock purchase plan. The dilutive effect of the common stock equivalents is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units, exercise of the stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the Company’s income from continuing operations, income from discontinued operations and net income and weighted average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Diluted:
Total income from continuing operations available to common shareholders, basic	$41,444	$29,672
Income from discontinued operations	5,868	1,128
Total income available to common shareholders, basic	47,312	30,800
Undistributed earnings allocated to participating securities	4	(1)
Total income from continuing operations available to common shareholders, diluted	$41,448	$29,671

Total income available to common shareholders, diluted	$47,316	$30,799

Weighted average common shares outstanding, basic	175,259	174,720
Stock-based compensation:
Restricted stock units	398	65
Stock options	389	10
Employee stock purchase plan	2	1

Weighted average common shares outstanding, diluted	176,048	174,796

Diluted earnings per share:
Income from continuing operations	$0.24	$0.17

Income from discontinued operations, net of tax	$0.03	$0.01

Net income	$0.27	$0.18

Options to purchase 736 and 2,568 shares of the Company’s common stock were excluded from the calculation of diluted common shares outstanding because they were anti-dilutive for the three-month periods ended March 31, 2011 and March 31, 2010, respectively. There were also 134 and 423 restricted stock units that were excluded from the calculation of diluted common shares outstanding because certain performance conditions were not satisfied as of March 31, 2011 and March 31, 2010, respectively.

Note 12: Fair Value of Assets and Liabilities

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Current assets and current liabilities: The carrying amounts reported in the accompanying Consolidated Balance Sheets for current assets and current liabilities, including revolving credit debt due to the short-term maturities and variable interest rates, approximate their fair values.

Preferred stock with mandatory redemption requirements and long-term debt: The fair values of preferred stock with mandatory redemption requirements and long-term debt are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility BBB+ debt securities. The Company used these yield curve assumptions to derive a base yield and then adjusted the base yield for specific features of the debt securities including call features, coupon tax treatment and collateral.

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

As of March 31, 2011	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$23,934	$26,763
Long-term debt (excluding capital lease obligations)	5,372,394	5,733,587

As of December 31, 2010	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$23,939	$26,759
Long-term debt (excluding capital lease obligations)	5,439,807	5,858,660

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010, respectively:

	At Fair Value as of March 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$100,677	—	—	$100,677
Rabbi trust investments	—	$1,276	—	1,276
Deposits	1,568	—	—	1,568

Total assets	$102,245	$1,276	—	$103,521

Liabilities:
Deferred compensation obligation	—	$9,034	—	$9,034
Mark-to-market derivative liability	—	2,051	—	2,051

Total liabilities	—	$11,085	—	$11,085

Total net assets (liabilities)	$102,245	$(9,809)	—	$92,436

	At Fair Value as of December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$120,784	—	—	$120,784
Rabbi trust investments	—	$1,552	—	1,552
Deposits	1,384	—	—	1,384

Total assets	$122,168	$1,552	—	$123,720

Liabilities:
Deferred compensation obligation	—	$9,180	—	$9,180
Mark-to-market derivative liability	—	898	—	898

Total liabilities	—	$10,078	—	$10,078

Total net assets (liabilities)	$122,168	$(8,526)	—	$113,642

Restricted funds – The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Restricted funds expected to be released within twelve months subsequent to the balance sheet date are classified as current.

Rabbi trust investments – The Company’s rabbi trust investments consist primarily of fixed income investments from which supplemental executive retirement plan benefits are paid. The Company includes these assets in other long-term assets.

Deposits – Deposits include escrow funds and certain other deposits held in trust. The Company includes cash deposits in other current assets.

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

Mark-to-market derivative liability – The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.

Non-recurring Fair Value Measurements

As discussed in Note 3, no goodwill impairment was recognized by the Company’s continuing operations for the three months ended March 31, 2011 and March 31, 2010. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 13: Discontinued Operations

As part of the Company’s strategic review of its business investments, it has entered into agreements to sell assets or stock of certain entities.

One agreement entered into is to sell the assets of its Texas subsidiary. The sale price is approximately $6,100, and is subject to certain closing adjustments, as well as regulatory approval by the Texas Commission on Environmental Quality. In the first quarter of 2011, the Company recorded a pretax impairment charge of $561 for all of the goodwill allocated to the Texas subsidiary. It also recorded an estimated after tax loss of $52 for the sale of the subsidiary, based on the Company’s assessment of the subsidiary’s estimated fair value at March 31, 2011.

The Company also entered into an agreement to sell all the stock of the Company’s Arizona and New Mexico subsidiaries. The sale price of $470,000 for both subsidiaries is subject to certain closing adjustments and approval by the Arizona and New Mexico public utility commissions. The Company plans to use the proceeds from sale to reduce equity and debt financing.

Charges recorded in connection with the discontinued operations include estimates that are subject to subsequent adjustment.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Three Months Ended March 31,
	2011	2010
Operating revenues	$23,906	$21,291

Operating expenses
Operation and maintenance	13,954	14,106
Depreciation and amortization	(164)	4,851
General taxes	1,108	918
Gain on sale of assets	(1,405)	0
Impairment charge	561	0

Total operating expenses, net	14,054	19,875

Operating income	9,852	1,416

Other income (expenses)
Interest, net	(25)	(19)
Other, net	471	539

Total other income (expenses)	446	520

Income from discontinued operations before income taxes	10,298	1,936
Provision for income taxes	4,378	808

Income from discontinued operations	5,920	1,128

Estimated loss on sale, net of tax	(52)	0

Income from discontinued operations	$5,868	$1,128

Assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets include the following:

	March 31, 2011	December 31, 2010
ASSETS
Total property, plant and equipment	$708,468	$705,093
Current assets	12,370	11,647
Regulatory assets	32,369	31,430
Goodwill	45,904	46,465
Other	2,073	2,078

Total assets of discontinued operations	$801,184	$796,713

	March 31, 2011	December 31, 2010
LIABILITIES
Long-term debt	$858	$866
Current portion of long-term debt	8,614	8,614
Other current liabilities	15,846	17,230
Advances for construction	207,448	208,046
Regulatory liabilities	2,897	4,530
Other	7,222	8,342
Contributions in aid of construction	87,955	87,604

Total liabilities of discontinued operations	$330,840	$335,232

Note 14: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as Regulated Businesses and Market-Based Operations.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended March 31, 2011
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$537,395	$80,489	$(6,948)	$610,936
Depreciation and amortization	79,729	1,840	6,450	88,019
Total operating expenses, net	402,186	73,112	(9,235)	466,063
Income (loss) from continuing operations before income taxes	77,642	7,915	(15,444)	70,113
Total assets(1)	12,367,929	236,279	1,524,599	14,128,807
Capital expenditures	175,972	439	0	176,411

	As of or for the Three Months Ended March 31, 2010
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$498,197	$74,526	$(5,961)	$566,762
Depreciation and amortization	74,661	1,901	5,494	82,056
Total operating expenses, net	381,131	70,781	(9,799)	442,113
Income (loss) from continuing operations before income taxes	61,124	4,732	(17,507)	48,349
Total assets(1)	11,733,102	244,753	1,562,707	13,540,562
Capital expenditures	140,284	2,398	0	142,682

(1)	Regulated segment includes $801,184 and $792,969 of assets of discontinued operations as of March 31, 2011 and 2010, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”), as well as in Item IA of Part II of this Quarterly Report. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies (“PUCs”) in the states in which they operate. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Operations segment. For further description of our businesses see the “Business” section found in our Form 10-K for the year ended December 31, 2010 filed with the SEC.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2010 filed with the SEC.

Overview

All financial information in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), reflects only continuing operations. As previously disclosed in our Form 10-K for the year ended December 31, 2010, as part of our portfolio optimization initiative, we have entered into agreements to sell the regulated water and wastewater systems in Arizona, New Mexico and Texas. Therefore, the financial results of these entities have been presented as discontinued operations for all periods presented, unless otherwise noted.

Financial Results. American Water’s net income was $47.3 million for the first quarter of 2011 compared to $30.8 million for the comparable quarter in 2010. Net income for 2011 is higher by $4.7 million as a result of the cessation of depreciation on assets held by our discontinued operations in accordance with generally accepted accounting principles (“GAAP”). Net income from continuing operations was $41.5 million for the first quarter of 2011 compared to net income from continuing operations of $29.7 million for the first quarter of 2010. Diluted income from continuing operations per average common share was $0.24 for the first quarter of 2011 as compared to $0.17 for the first quarter of 2010.

The primary driver contributing to the increase in net income from continuing operations was increased revenues resulting from rate increases as well as slightly higher revenues in our Market-Based Operations. Partially offsetting these increases were higher operating expenses and depreciation and amortization expense. For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

In 2011, our goals are to start the execution of the portfolio optimization, resolve outstanding rate cases, initiate state specific efforts to address the decline in water usage, continue improvement in our operating efficiency ratio, increase our earned rate of return to be closer to that which is authorized by the PUCs, selectively expand our Market-Based businesses, as well as, optimize our municipal contract operations’ business model. The progress that we have made in the first quarter of 2011 with respect to these objectives is described below.

Execution of Portfolio Optimization Initiative. We continue to execute our plan for optimizing our Regulated Businesses’ portfolio. The Missouri-American Water Company acquisition of 11 regulated water systems and 59 wastewater systems in Missouri, which was announced in December 2010, continues to move forward. We expect to close on this transaction in the second quarter of 2011.

We also continue to move forward with the sale of our Texas subsidiary’s assets and the divestiture of our regulated water and wastewater operating companies located in Arizona and New Mexico. To date, filings have been made with the respective PUCs in these states. At the present time, we expect the closing of the Texas sale to occur in the second or third quarter of 2011 and the divestiture of our Arizona and New Mexico subsidiaries to occur in late 2011 or early 2012.

Resolving Rate Cases. During the three months ended March 31, 2011, we were granted $10.9 million in additional annualized revenues, assuming constant sales volumes, from infrastructure charges. The table below provides further details of these charges by state:

Annualized Rate Increases Granted
(In millions)
State
Infrastructure Charges:
Pennsylvania	$5.5
Missouri	3.6
Illinois	1.7
Other	0.1

Total	$10.9

In April 2011, our Tennessee rate case and our West Virginia rate case, both of which were filed in 2010, were approved, authorizing additional annualized revenues of $5.6 million effective April 5, 2011 and $5.1 million effective April 19, 2011, respectively. Also during April 2011, additional annualized revenues of $2.2 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective.

During April and May of 2011, we filed general rate cases in Pennsylvania, Iowa, New York and Indiana requesting additional annualized revenues of $105.8 million. As of May 4, 2011, including the aforementioned cases, we are awaiting final orders in eight states, including Virginia and Hawaii where interim rate increases have been put into effect, requesting additional annualized revenues of $173.9 million. The interim rates will continue to be in effect until the final order is issued. In addition to the general rate cases, we also have filed requests for annualized revenue increases for infrastructure surcharges and purchased water and sewer treatment surcharges amounting to approximately $1.9 million. There is no assurance that the requested amount of any increase, or any portion of the requested increases, will be granted.

Continue Improvement in Operating Efficiency Ratio for our Regulated Businesses. Our operating efficiency ratio (a non-GAAP measure) is defined as operation and maintenance expense divided by operating revenues where both operation and maintenance expense and operating revenues are adjusted for purchased water expense. Our operating efficiency ratio was 48.2% for the three months ended March 31, 2011 compared to 49.4% for the same period in 2010. We evaluate our operating performance using this measure because management believes it is one measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. Operating efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures or deemed more useful than the GAAP information provided elsewhere in this report. The following table provides a reconciliation between operation and maintenance expense as a percentage of operating revenues as determined in accordance with GAAP and our operating efficiency ratio for the three months ended March 31, 2011 as compared to March 31, 2010.

Regulated Operation and Maintenance Efficiency Ratio (a Non-GAAP Measure)

	For the three months ended March 31,
	2011	2010
	(In thousands)
Total regulated operation and maintenance expense	$270,157	$256,312
Less: Regulated purchased water	21,100	20,633

Adjusted regulated operation and maintenance expense(a)	$249,057	$235,679

Total regulated operating revenues	$537,395	$498,197
Less: Regulated purchased water revenues	21,100	20,633

Adjusted regulated operating revenues(b)	$516,295	$477,564

Regulated operation and maintenance efficiency ratio(a)/(b)	48.2%	49.4%

Consolidated Results of Operations and Variances

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010

	For the three months ended March 31,		Favorable (Unfavorable) Change
(In thousands)	2011	2010
Operating revenues	$610,936	$566,762	$44,174

Operating expenses
Operation and maintenance	320,571	305,642	(14,929)
Depreciation and amortization	88,019	82,056	(5,963)
General taxes	57,205	54,486	(2,719)
Loss (gain) on sale of assets	268	(71)	(339)

Total operating expenses, net	466,063	442,113	(23,950)

Operating income	144,873	124,649	20,224

Other income (expenses)
Interest, net	(76,482)	(78,696)	2,214
Allowance for other funds used during construction	2,916	2,146	770
Allowance for borrowed funds used during construction	1,242	1,382	(140)
Amortization of debt expense	(1,295)	(1,201)	(94)
Other, net	(1,141)	69	(1,210)

Total other income (expenses)	(74,760)	(76,300)	1,540

Income from continuing operations before income taxes	70,113	48,349	21,764
Provision for income taxes	28,649	18,669	(9,980)

Income from continuing operations	41,464	29,680	11,784
Income from discontinued operations, net of tax	5,868	1,128	4,740

Net income	$47,332	$30,808	$16,524

Basic earnings per common share:
Income from continuing operations	$0.24	$0.17
Income from discontinued operations, net of tax	$0.03	$0.01

Net income	$0.27	$0.18

Diluted earnings per common share
Income from continuing operations	$0.24	$0.17
Income from discontinued operations, net of tax	$0.03	$0.01

Net income	$0.27	$0.18

Average common shares outstanding during the period:
Basic	175,259	174,720
Diluted	176,048	174,796

The following is a summary discussion of the consolidated results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 followed by a discussion of the segment operating results for the three months ended March 31, 2011 compared to the same period in the prior year.

Operating revenues. Consolidated operating revenues for the three months ended March 31, 2011 increased $44.2 million, or 7.8%, compared to the same period in 2010. This change reflects a $39.2 million increase in our Regulated Businesses segment which was mainly attributable to rate increases and a $6.0 million increase in our Market-Based Operations segment, which was primarily attributable to a $3.5 million increase in the Contract Operations Group revenues. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the three months ended March 31, 2011 increased $14.9 million, or 4.9%, compared to the same period in 2010. This change was driven by a $13.8 million increase in our Regulated Businesses segment and a $1.7 million increase in our Market-Based Operations segment. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $6.0 million, or 7.3%, for the three months ended March 31, 2011 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $2.7 million, or 5.0%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was principally due to higher gross receipts taxes of $1.4 million, primarily in our New Jersey regulated subsidiary, as well as higher payroll taxes of $1.0 million.

Other income (expenses). Interest expense, net of interest income, which is the primary component of our other income (expenses), decreased by $2.2 million, or 2.8% for the three months ended March 31, 2011 compared to the same period in the prior year. This decrease reflects the recognition of $3.1 million in unamortized debt discounts associated with debt that was called and retired during the first quarter of 2011.

Provision for income taxes. Our consolidated provision for income taxes increased $10.0 million, or 53.5%, to $28.6 million for the three months ended March 31, 2011. The effective tax rates for the three months ended March 31, 2011 and 2010 were 40.9% and 38.6%, respectively. The change in the effective tax rate was the result of the 2010 amount including a discrete item.

Income from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico and Texas have been classified as discontinued operations for all periods presented. The increase in income from discontinued operations, net of tax is primarily related to the cessation of depreciation in accordance with GAAP for the three months ended March 31, 2011. Under GAAP, operations that are considered discontinued operations cease to depreciate their assets. Had these assets been depreciated in 2011, net income and earnings per share for the three months ended March 31, 2011 would have been reduced by $4.7 million and $0.03, respectively.

Segment Results

We have two operating segments, which are also our reportable segments: the Regulated Businesses and the Market-Based Operations. These segments are determined based on how we assess performance and allocate resources. Prior to the first quarter of 2011, management evaluated the performance of its segments and allocated resources based on several factors, with the primary measure being Adjusted EBIT. Beginning in 2011, as management has become increasingly more focused on the overall contribution of the segment to the consolidated results, the Adjusted EBIT measure has been replaced by income from continuing operations before income taxes.

Regulated Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended March 31,
	2011	2010	Increase
	(In thousands)
Operating revenues	$537,395	$498,197	$39,198
Operation and maintenance expense	270,157	256,312	13,845
Operating expenses, net	402,186	381,131	21,055
Income from continuing operations before income taxes	77,642	61,124	16,518

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial and industrial customers. This business is subject to state regulation and our results of operations are impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate.

Operating revenues increased by $39.2 million, or 7.9%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to rate increases obtained through rate authorizations for a number of our operating companies (most of which were granted and became effective during periods throughout 2010) of which the year-to-date 2011 impact was approximately $44.1 million. These increases were offset by decreased revenues of approximately $7.6 million attributable to lower demand in the first quarter of 2011 compared to the first quarter of 2010.

The following table sets forth the percentage of Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the three months ended March 31,
	2011		2010*		2011		2010*
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$302,678	56.3%	$281,128	56.4%	39,642	50.4%	39,898	50.3%
Commercial	102,480	19.1%	96,118	19.3%	17,540	22.3%	17,833	22.5%
Industrial	27,240	5.1%	25,108	5.0%	9,419	12.0%	9,214	11.6%
Public and other	70,928	13.2%	64,515	13.0%	12,066	15.3%	12,374	15.6%
Other water revenues	5,302	1.0%	6,061	1.2%	—	—	—	—

Total water revenues	508,628	94.7%	472,930	94.9%	78,667	100.0%	79,319	100.0%

Wastewater service	19,451	3.6%	17,545	3.5%
Other revenues	9,316	1.7%	7,722	1.6%

	$537,395	100.0%	$498,197	100.0%

*	Certain reclassifications have been made between customer classes to conform with the 2011 presentation.

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated billed water sales volumes in gallons by customer class.

Water Services – Water service operating revenues from residential customers for the three months ended March 31, 2011 totaled $302.7 million, a $21.6 million increase, or 7.7%, over the same period of 2010, mainly due to rate increases partially offset by a slight decrease in sales volume. The volume of water sold to residential customers decreased by 0.6% for the three months ended March 31, 2011 to 39.6 billion gallons, from 39.9 billion gallons for the same period in 2010. We believe that factors contributing to the decline could include the current economic climate, weather and an increased customer focus on conservation. The extent to which these items individually contribute to the overall decline is difficult to measure.

Water service operating revenues from commercial water customers for the three months ended March 31, 2011 increased by $6.4 million, or 6.6%, to $102.5 million mainly due to rate increases partially offset by a decrease in sales volume compared to the same period in 2010. The volume of water sold to commercial customers decreased by 1.6% for the three months ended March 31, 2011, to 17.5 billion gallons, from 17.8 billion gallons for the three months ended March 31, 2010.

Water service operating revenues from industrial customers totaled $27.2 million for the three months ended March 31, 2011, an increase of $2.1 million, or 8.5%, from those recorded for the same period of 2010, mainly due to rate increases in addition to a slight increase in sales volume. The volume of water sold to industrial customers totaled 9.4 billion gallons for the three months ended March 31, 2011, an increase of 2.2% from the 9.2 billion gallons for the three months ended March 31, 2010.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $6.4 million, or 9.9% to $70.9 million, for the three months ended March 31, 2011 from $64.5 million during the same period in 2010, mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $31.9 million for the three months ended March 31, 2011, an increase of $3.6 million over the same period of 2010. Revenues generated by sales to governmental entities and resale customers for the three months ended March 31, 2011 totaled $39.0 million, an increase of $2.8 million from the three months ended March 31, 2010.

Wastewater services – Our subsidiaries provide wastewater services in 12 states. Revenues from these services increased by $1.9 million, or 10.9%, to $19.5 million for the three months ended March 31, 2011, from the same period of 2010. The increase was primarily attributable to rate increases in a number of our operating companies.

Other revenues – Other revenues include such items as reconnection charges, initial application service fees, rental revenues, revenue collection services for others and similar items. The increase in revenues was mainly due to increased rental revenues.

Operation and maintenance. Operation and maintenance expense increased $13.8 million, or 5.4%, for the three months ended March 31, 2011, compared to the same period in the prior year. The following table provides information regarding operation and maintenance expense for the three months ended March 31, 2011 and 2010, by major expense category:

	For the three months ended March 31,
	2011	2010	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$59,682	$58,665	$1,017	1.7%
Employee-related costs	124,956	120,312	4,644	3.9%
Operating supplies and services	49,860	44,077	5,783	13.1%
Maintenance materials and services	17,795	16,016	1,779	11.1%
Customer billing and accounting	8,252	9,810	(1,558)	(15.9%)
Other	9,612	7,432	2,180	29.3%

Total	$270,157	$256,312	$13,845	5.4%

Production costs and employee-related costs, which account for approximately 70% of the total Regulated Businesses operation and maintenance expense, are discussed in more detail below.

Production costs, by major expense type were as follows:

	For the three months ended March 31,
	2011	2010	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$20,430	$21,032	$(602)	(2.9%)
Purchased water	21,100	20,633	467	2.3%
Chemicals	10,642	10,663	(21)	(0.2%)
Waste disposal	7,510	6,337	1,173	18.5%

Total	$59,682	$58,665	$1,017	1.7%

Overall production costs remained relatively unchanged for the three months ended March 31, 2011 compared to the same period in the prior year, with the largest increase attributable to waste disposal costs. This increase was due to the recognition of previously deferred costs allowed by a cost recovery mechanism in one of our operating companies.

Employee-related costs, including wage and salary, group insurance, and pension expense, increased $4.6 million or 3.9%, for the three months ended March 31, 2011 compared to the same period in the prior year. These employee-related costs represented 46.3% and 46.9% of operation and maintenance expense for the three months ended March 31, 2011 and 2010, respectively. The following table provides information with respect to components of employee-related costs for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$82,290	$81,951	$339	0.4%
Pensions	17,373	13,818	3,555	25.7%
Group insurance	20,599	20,280	319	1.6%
Other benefits	4,694	4,263	431	10.1%

Total	$124,956	$120,312	$4,644	3.9%

The overall increase in employee-related costs was primarily driven by increased pension expense. The increase in pension expense for the three months ended March 31, 2011 was primarily due to increased contributions in certain of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, transportation expenses, information systems rental charges and other office equipment rental charges. These costs increased $5.8 million, or 13.1%, for the three months ended March 31, 2011, primarily due to higher contracted services of $2.5 million, increased transportation costs, primarily related to the higher cost of gasoline, and increases in travel and general office related expenses.

Maintenance materials and services, which include emergency repairs, as well as costs for preventive maintenance, increased $1.8 million, or 11.1%, for the three months ended March 31, 2011. This increase was attributable to higher costs related to tank painting and paving.

Customer billing and accounting expenses, which include uncollectible accounts expense, postage, and other customer related expenses, decreased by $1.6 million, or 15.9%, for the three months ended March 31, 2011 compared to the same period in the prior year. This decrease was mainly the result of a $1.8 million reduction in uncollectible accounts expense due to improved collections in our receivables in excess of 120 days.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. The increase in these costs was driven by higher insurance costs for the three months ended Mach 31, 2011, as 2010 insurance costs reflected incremental credits resulting from positive resolution of prior years’ claims.

Operating expenses. The increase in operating expenses is primarily due to the increase in operation and maintenance expense, as explained above, higher depreciation expense of $5.1 million resulting from additional utility plant placed in service, and increased general taxes of $2.2 million, principally attributable to higher gross receipts taxes in our New Jersey regulated subsidiary.

Income from continuing operations before income taxes. The $16.5 million increase for the three months ended March 31, 2011 compared to the same period in the prior year is the result of the aforementioned operating revenue and operating expenses variations.

Market-Based Operations

The following table provides certain financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended March 31,
	2011	2010	Increase
	(In thousands)
Operating revenues	$80,489	$74,526	$5,963
Operation and maintenance expense	69,081	67,332	1,749
Operating expenses, net	73,112	70,781	2,331
Income from continuing operations before income taxes	7,915	4,732	3,183

Operating revenues. The net increase in revenues is primarily attributable to an increase in the Contract Operations Group revenues of $3.5 million, mainly due to incremental revenues associated with military construction and operations & maintenance projects of $10.6 million, partially offset by lower revenues associated with expired and terminated contracts. In addition, our Homeowner Services Group revenues increased by $1.6 million, mainly as a result of increased product penetration within its existing customer base.

Operation and maintenance. Operation and maintenance expense increased $1.7 million, or 2.6%, for the three months ended March 31, 2011 compared to the same period in the prior year. The following table provides information regarding operation and maintenance expense for the three months ended March 31, 2011 and 2010, by major expense category:

	For the three months ended March 31,
	2011	2010	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$12,507	$15,554	$(3,047)	(19.6%)
Employee-related costs	19,691	21,435	(1,744)	(8.1%)
Operating supplies and services	25,484	20,687	4,797	23.2%
Maintenance materials and services	9,420	9,053	367	4.1%
Other	1,979	603	1,376	228.2%

Total	$69,081	$67,332	$1,749	2.6%

Production costs are comprised of fuel and power, purchased water, chemicals and waste disposal costs. The overall decrease in these costs was primarily attributable to the cessation of costs related to contracts that terminated and expired during 2010.

Operating supplies and services consist primarily of contracted services and the day-to-day expenses of office operation, legal and other professional services, transportation expenses, as well as information systems rental charges and other office equipment rental charges. The increase in these expenses for the three months ended March 31, 2011 was primarily attributable to the higher expenses associated with our Contract Operations Group, which are related to the increased activity with our military construction projects corresponding with the increase in revenues, partially offset by lower expenses due to the termination and expiration of contracts prior to the three months ended March 31, 2011.

Operating expense. The increase in operating expenses is driven by the increase in operation and maintenance expense, which is explained above, higher general taxes and a loss on sale of fixed assets.

Income from continuing operations before income taxes. The $3.2 million variation between periods is the result of the aforementioned operating revenues and operating expenses changes.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

We believe that our ability to access the capital markets, our revolving credit facilities and our cash flows from operations will generate sufficient cash to fund our short-term capital requirements. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and credit facilities with $850.0 million in aggregate total commitments from a diversified group of banks. The Company closely monitors the financial condition of the financial institutions associated with its credit facilities.

In order to meet our short-term liquidity needs, we primarily issue commercial paper. We also have $850 million in revolving credit facilities, which management views primarily as an alternative source of short-term capital in the event we are unable to fulfill our cash needs through the commercial paper markets. The revolving credit facilities are also used, to a limited extent, to support our issuance of letters of credit. AWCC had $0.2 million of outstanding borrowings and $36.2 million of outstanding letters of credit under its credit facilities as of March 31, 2011. As of March 31, 2011, AWCC had $813.6 million under our credit facilities that we can use to fulfill our short-term liquidity needs, to issue letters of credit and back our $313.1 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are greatest during the third quarter of each fiscal year. Cash flows from operating activities for the three months ended March 31, 2011 were $161.5 million compared to $176.0 million for the three months ended March 31, 2010.

The following table provides a summary of the major items affecting our cash flows from operating activities for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
	(In thousands)
Net income (loss)	$47,332	$30,808
Add (subtract):
Non-cash operating activities(1)	133,027	148,332
Changes in working capital(2)	29,970	34,630
Pension and postretirement healthcare contributions	(48,803)	(37,780)

Net cash flows provided by operations	$161,526	$175,990

(1)	Includes, depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, and pension and non-pension post retirement benefits expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, income taxes, taxes receivable, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued and other current liabilities.

The decrease in cash flows from operations for the three months ended March 31, 2011 compared to the same period in 2010 is primarily driven by additional pension contributions and the receipt of a tax refund in the first quarter of 2010 that did not occur in 2011.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the periods indicated:

	For the three months ended March 31,
	2011	2010
	(In thousands)
Net capital expenditures	$(176,411)	$(142,682)
Other investing activities, net(1)	10,223	4,900

Net cash flows used in investing activities	$(166,188)	$(137,782)

(1)	Includes acquisitions, proceeds from the sale of assets and securities, removal costs from property, plant and equipment retirements, net and net funds released.

Cash flows used in investing activities for the three months ended March 31, 2011 and 2010 were $166.2 million and $137.8 million, respectively. Capital expenditures increased $33.7 million to $176.4 million for the three months ended March 31, 2011 from $142.7 million for the three months ended March 31, 2010.

Cash Flows from Financing Activities

Our financing activities, primarily focused on funding capital expenditures, include the issuance of long-term and short-term debt, primarily through AWCC. We intend to access the capital markets on a regular basis, subject to market conditions. In addition, new infrastructure may be financed with customer advances and contributions for construction (net of refunds).

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first three months of 2011:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Senior notes – fixed rate	6.00%-6.87%	2011-2039	$28,041
Other subsidiaries	Mortgage bonds – fixed rate	8.21%-9.71%	2011-2022	33,046
Other subsidiaries	Private activity bonds and government funded debt	0.00%-5.90%	2011-2030	1,393
Other(a)	Capital leases			3,644

Total retirements & redemptions				$66,124

(a)	Includes a non-cash redemption of $3,487 associated with a cancelled sublease and a capital lease arrangement.

From time to time, and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives.

Credit Facilities and Short-Term Debt

The components of short-term debt at March 31, 2011 were as follows:

Amount
(In thousands)
Revolving credit lines	$160
Commercial paper, net	313,081
Bank overdraft	10,243

Total short-term debt	$323,484

The following table provides information as of March 31, 2011, regarding letters of credit sub-limit and available capacities under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under the revolving credit facilities.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
March 31, 2011	$850,000	$813,614	$150,000	$113,774	$313,081	$160

Interest rates on advances under the revolving credit facility are based on either the prime rate or LIBOR, plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the facility at the time of the borrowing. The current spread over LIBOR is 2.5 basis points and the maximum spread over LIBOR is 55 basis points.

The weighted average interest rate on short-term borrowings for the three months ended March 31, 2011 was approximately 0.40% compared to 0.34% for the three months ended March 31, 2010.

AWCC has entered into a $10.0 million committed revolving line of credit with PNC Bank, N.A which expires on December 31, 2011 unless extended. This line is used primarily for short-term working capital needs.

AWCC, our finance subsidiary, entered into an $840.0 million senior unsecured revolving credit facility syndicated among a group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent.

We intend to renegotiate or replace our credit facilities prior to their expiration in order to provide sufficient liquidity to finance operations and construction expenditures. The availability and terms of such credit facilities will depend on the credit markets at that time, as well as our credit ratings and operating results.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At March 31, 2011	At December 31, 2010
Common stockholder equity and preferred stock without mandatory redemption rights	42%	42%
Long-term debt and redeemable preferred stock at redemption value	55%	55%
Short-term debt and current portion of long-term debt	3%	3%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit facility. We were in compliance with our covenants as of March 31, 2011. Our failure to comply with restrictive covenants under our credit facilities could accelerate repayment obligations. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of March 31, 2011, our ratio was 0.58 and therefore we were in compliance with the covenant.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets, is directly affected by securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, our regulated subsidiaries also issue debt primarily in the form of tax exempt securities, to lower our overall cost of debt. On January 28, 2011, Standard & Poor’s Ratings Service, which we refer to as S&P, reaffirmed its ratings. Both S&P and Moody’s rating outlook for both American Water and AWCC is stable.

The following table shows the Company’s securities ratings as of March 31, 2011:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon our ability to generate cash flows in an amount sufficient enough to service our debt and meet our investment plans. We can provide no assurances that our ability to generate cash flows is sufficient to maintain our existing ratings. None of our borrowings are subject to default or prepayment as a result of the downgrading of these security ratings, although such a downgrading could increase fees and interest charges under our credit facilities.

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on our net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will depend upon the facts and circumstances of our situation at the time of the demand. If we can reasonably claim that we are willing and financially able to perform our obligations, it may be possible to argue successfully that no collateral should be posted or that an amount equal only to two or three months of future payments should be sufficient. We do not expect that our posting of collateral will have a material adverse impact on our results of operations, financial position or cash flows.

Dividends

Our board of directors has adopted a dividend policy to distribute to our stockholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Generally, our board’s practice is to distribute 50% to 70% of our net income annually. We expect that dividends will be paid quarterly to holders of record approximately 15 days prior to the distribution date. Since the dividends on our common stock will not be cumulative, only declared dividends will be paid.

In March 2011, the Company made a cash dividend payment of $0.22 per share to all shareholders of record as of February 18, 2011. In March 2010, the Company made a cash dividend payment of $0.21 per share to all shareholders of record as of February 18, 2010.

On April 29, 2011, our board of directors declared a quarterly cash dividend payment of $0.22 per share payable on June 1, 2011 to all shareholders of record as of May 18, 2011.

Market Risk

There have been no significant changes to our market risk since December 31, 2010. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” in our Form 10-K for the year ended December 31, 2010 filed with the SEC for a discussion of our critical accounting policies.

Recent Accounting Pronouncements

See Part I, Item 1 – Financial Statements (Unaudited) – Note 2 – New Accounting Pronouncements in this Quarterly Report on Form 10-Q for a discussion of new accounting standards recently adopted or pending adoption.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of March 31, 2011 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously reported under Part I, Item 3 “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2010, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
*10.1	2011 Annual Incentive Plan Highlights Brochure

*10.2	Employment Agreement between Kellye L. Walker and American Water Works Company, Inc., dated December 21, 2009

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Nonqualified Stock Option Grant for ML1 – L5

*10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form A for ML1 – L5

*10.5	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form B for ML1 – L5

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 4, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2011.

American Water Works Company, Inc. (Registrant)

/s/ Jeffry Sterba
Jeffry Sterba
President and Chief Executive Officer (Principal Executive Officer)

/s/ Ellen C. Wolf
Ellen C. Wolf
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	2011 Annual Incentive Plan Highlights Brochure

*10.2	Employment Agreement between Kellye L. Walker and American Water Works Company, Inc., dated December 21, 2009

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Nonqualified Stock Option Grant for ML1 – L5

*10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form A for ML1 – L5

*10.5	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form B for ML1 – L5

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 4, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.