Form 10-Q
period 2011-06-30
American Water Works Company, Inc.
filed 2011-08-03
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2011
Common Stock, $0.01 par value per share	175,445,661 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,238,585 at June 30 and $3,134,094 at December 31	$10,463,211	$10,241,342
Nonutility property, net of accumulated depreciation of $161,703 at June 30 and $142,902 at December 31	136,731	142,554

Total property, plant and equipment	10,599,942	10,383,896

Current assets
Cash and cash equivalents	13,466	13,112
Restricted funds	65,055	94,066
Utility customer accounts receivable	165,686	145,747
Allowance for uncollectible accounts	(16,617)	(17,474)
Unbilled utility revenues	145,500	132,876
Other receivables, net	73,125	74,028
Income taxes receivable	3,443	0
Materials and supplies	31,414	27,743
Assets of discontinued operations	937,202	927,423
Other	74,940	46,788

Total current assets	1,493,214	1,444,309

Regulatory and other long-term assets
Regulatory assets	989,932	980,911
Restricted funds	17,212	26,718
Goodwill	1,195,510	1,195,585
Other	51,406	48,354

Total regulatory and other long-term assets	2,254,060	2,251,568

TOTAL ASSETS	$14,347,216	$14,079,773

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 175,438 and 174,996 shares outstanding at June 30 and December 31, respectively)	$1,754	$1,750
Paid-in-capital	6,170,047	6,156,675
Accumulated deficit	(1,945,185)	(1,959,235)
Accumulated other comprehensive loss	(68,696)	(71,446)
Treasury stock	0	(19)

Common stockholders’ equity	4,157,920	4,127,725
Preferred stock without mandatory redemption requirements	4,547	4,547

Total stockholders’ equity	4,162,467	4,132,272

Long-term debt
Long-term debt	5,362,604	5,394,135
Redeemable preferred stock at redemption value	22,123	22,135

Total capitalization	9,547,194	9,548,542

Current liabilities
Short-term debt	449,940	228,502
Current portion of long-term debt	8,439	36,092
Accounts payable	159,024	191,973
Taxes accrued, including income taxes of $0 at June 30 and $906 at December 31	47,475	37,963
Interest accrued	59,156	60,465
Liabilities of discontinued operations	380,688	385,171
Other	222,924	182,317

Total current liabilities	1,327,646	1,122,483

Regulatory and other long-term liabilities
Advances for construction	396,440	397,164
Deferred income taxes	1,163,854	1,080,162
Deferred investment tax credits	30,198	30,969
Regulatory liabilities	301,317	296,121
Accrued pension expense	386,664	421,408
Accrued postretirement benefit expense	213,375	215,217
Other	39,709	42,151

Total regulatory and other long-term liabilities	2,531,557	2,483,192

Contributions in aid of construction	940,819	925,556
Commitments and contingencies (See Note 9)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$14,347,216	$14,079,773

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues	$674,248	$634,910	$1,276,070	$1,192,930

Operating expenses
Operation and maintenance	332,310	314,016	647,677	614,599
Depreciation and amortization	87,654	81,695	174,603	162,754
General taxes	53,096	50,889	108,815	103,743
Loss (gain) on sale of assets	28	26	296	(45)

Total operating expenses, net	473,088	446,626	931,391	881,051

Operating income	201,160	188,284	344,679	311,879

Other income (expenses)
Interest, net	(78,504)	(78,444)	(154,724)	(156,888)
Allowance for other funds used during construction	2,535	2,305	5,363	4,414
Allowance for borrowed funds used during construction	1,198	1,194	2,402	2,547
Amortization of debt expense	(1,255)	(735)	(2,547)	(1,927)
Other, net	679	1,987	(475)	2,059

Total other income (expenses)	(75,347)	(73,693)	(149,981)	(149,795)

Income from continuing operations before income taxes	125,813	114,591	194,698	162,084
Provision for income taxes	51,160	46,570	79,315	64,880

Income from continuing operations	74,653	68,021	115,383	97,204
Income from discontinued operations, net of tax	9,913	4,730	16,515	6,355

Net income	$84,566	$72,751	$131,898	$103,559

Other comprehensive income, net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $28 and $13 for the three months ended and $56 and $25 for the six months ended, respectively	$43	$19	$87	$39
Actuarial loss, net of tax of $720 and $698 for the three months ended and $1,440 and $1,396 for the six months ended, respectively	1,126	1,092	2,252	2,184
Foreign currency translation adjustment	93	(454)	411	(92)

Other comprehensive income	1,262	657	2,750	2,131

Comprehensive income	$85,828	$73,408	$134,648	$105,690

Basic earnings per common share: (a)
Income from continuing operations	$0.43	$0.39	$0.66	$0.56

Income from discontinued operations, net of tax	$0.06	$0.03	$0.09	$0.04

Net income	$0.48	$0.42	$0.75	$0.59

Diluted earnings per common share: (a)
Income from continuing operations	$0.42	$0.39	$0.65	$0.56

Income from discontinued operations, net of tax	$0.06	$0.03	$0.09	$0.04

Net income	$0.48	$0.42	$0.75	$0.59

Average common shares outstanding during the period:
Basic	175,469	174,774	175,364	174,747

Diluted	176,419	174,850	176,255	174,820

Dividends per common share	$0.45	$0.21	$0.67	$0.42

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131,898	$103,559
Adjustments
Depreciation and amortization	174,603	162,754
Provision for deferred income taxes	69,326	76,587
Amortization of deferred investment tax credits	(771)	(780)
Provision for losses on utility accounts receivable	7,774	10,375
Allowance for other funds used during construction	(5,363)	(4,414)
Loss (gain) on sale of assets	296	(45)
Pension and non-pension post retirement benefits	35,720	44,672
Other, net	790	2,079
Changes in assets and liabilities
Receivables and unbilled utility revenues	(44,705)	(59,367)
Income taxes receivable	(3,443)	13,847
Other current assets	(35,564)	(4,915)
Pension and non-pension post retirement benefit contributions	(72,006)	(60,359)
Accounts payable	(14,728)	1,894
Taxes accrued, including income taxes	15,580	8,300
Interest accrued	(1,306)	(131)
Other current liabilities	4,295	3,453

Net cash provided by operating activities	262,396	297,509

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(391,792)	(327,279)
Acquisitions	(4,769)	(1,572)
Proceeds from sale of assets and securities	6,657	99
Removal costs from property, plant and equipment retirements, net	(24,038)	(17,096)
Net restricted funds released	38,517	14,622

Net cash used in investing activities	(375,425)	(331,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	12,275	1,193
Repayment of long-term debt	(64,208)	(42,677)
Net borrowings under short-term debt agreements	247,946	149,428
Proceeds from employee stock plan issuances and DRIP	8,852	1,865
Advances and contributions for construction, net of refunds of $8,550 and $18,177 at June 30, 2011 and 2010, respectively	11,193	521
Change in bank overdraft position	(25,411)	(3,118)
Debt issuance costs	(552)	(1,757)
Redemption of preferred stock	(6)	(16)
Dividends paid	(77,105)	(73,368)
Other financing activities	399	0

Net cash provided by financing activities	113,383	32,071

Net increase (decrease) in cash and cash equivalents	354	(1,646)
Cash and cash equivalents at beginning of period	13,112	22,256

Cash and cash equivalents at end of period	$13,466	$20,610

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$80,573	$72,676
Non-cash financing activity:
Long-term debt	$0	$51,000
Dividends accrued	$40,351	$0
Advances and contributions	$10,027	$16,401

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost	Redemption Requirements
Balance at December 31, 2010	174,996	$1,750	$6,156,675	$(1,959,235)	$(71,446)	(1)	$(19)	$4,547	$4,132,272
Net income	—	—	—	131,898	—	—	—	—	131,898
Direct stock reinvestment and purchase plan (DRIP), net of expense of $9	34	0	948	—	—	—	—	—	948
Employee stock purchase plan (ESPP)	59	1	1,586	—	—	—	—	—	1,587
Stock-based compensation activity	349	3	10,838	(392)	—	1	19	—	10,468
Other comprehensive income, net of tax of $1,496	—	—	—	—	2,750	—	—	—	2,750
Dividends	—	—	—	(117,456)	—	—	—	—	(117,456)

Balance at June 30, 2011	175,438	$1,754	$6,170,047	$(1,945,185)	$(68,696)	0	$0	$4,547	$4,162,467

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost	Redemption Requirements
Balance at December 31, 2009	174,630	$1,746	$6,140,077	$(2,076,287)	$(64,677)	0	$0	$4,557	$4,005,416
Net income	—	—	—	103,559	—	—	—	—	103,559
Direct stock reinvestment and purchase plan (DRIP), net of expense of $61	18	0	302	—	—	—	—	—	302
Employee stock purchase plan (ESPP)	52	1	1,171			7	127	—	1,299
Stock-based compensation activity	48	0	4,894	(230)	—	(7)	(127)	—	4,537
Subsidiary preferred stock redemption								(10)	(10)
Other comprehensive income, net of tax of $1,421	—	—	—	—	2,131	—	—	—	2,131
Dividends	—	—	—	(73,368)	—	—	—	—	(73,368)

Balance at June 30, 2010	174,748	$1,747	$6,146,444	$(2,046,326)	$(62,546)	0	$0	$4,547	$4,043,866

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at June 30, 2011, the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2011 and 2010, the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

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

The following recently issued accounting standards are not yet required to be adopted by the Company or included in the consolidated results of operations or financial position of the Company:

Fair Value Measurements

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to increase transparency around valuation inputs and investment categorization. This guidance is effective for interim and annual periods beginning after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s results of operations, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As the Company already presents the components of net income and other comprehensive income in one continuous statement, the adoption of the new guidance will not have an impact on its results of operations, financial position or cash flows.

Note 3: Goodwill

At December 31, 2010, the Company’s goodwill totaled $1,250,692. During the first quarter of 2011, with the pending sale of the Company’s regulated businesses in Arizona, New Mexico and Texas, the Company allocated $46,465 of goodwill to discontinued operations, and reclassified all prior periods for that effect. In the second quarter of 2011, the Company classified its Ohio subsidiary as held for sale and allocated an additional $8,642 of goodwill to discontinued operations. At June 30, 2011, the Company’s goodwill of continuing operations totaled $1,195,510.

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year and interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. With the pending sales in Arizona, New Mexico, Texas and Ohio, the Company assessed fair value, including allocated goodwill, and recorded an impairment of $561 for allocated Texas goodwill in the first quarter of 2011; this impairment charge is included in the operating results of discontinued operations. (see Note 13)

The following table summarizes the six-month changes in the Company’s goodwill of continuing operations by reporting unit:

	Regulated Unit		Market-Based Operations		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2011	$3,399,884	$(2,332,670)	$235,990	$(107,619)	$3,635,874	$(2,440,289)	$1,195,585
Reclassifications and other activity	(75)	0	0	0	(75)	0	(75)

Balance at June 30, 2011	$3,399,809	$(2,332,670)	$235,990	$(107,619)	$3,635,799	$(2,440,289)	$1,195,510

Balance at January 1, 2010	$3,399,848	$(2,332,670)	$235,715	$(107,619)	$3,635,563	$(2,440,289)	$1,195,274
Reclassifications and other activity	36	0	275	0	311	0	311

Balance at June 30, 2010	$3,399,884	$(2,332,670)	$235,990	$(107,619)	$3,635,874	$(2,440,289)	$1,195,585

The Company may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums. A decline in the forecasted results in the Company’s business plan, such as changes in rate case results or capital investment budgets or changes in the Company’s interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of the Company’s regulators.

Note 4: Stockholders’ Equity

Common Stock

In March 2010, the Company established American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of June 30, 2011, there were 4,903 shares available for future issuance under the DRIP. The following table summarizes information regarding issuances under the DRIP for the six months ended June 30, 2011 and 2010:

	2011	2010
Shares of common stock issued	34	18
Cash proceeds received	$957	$363

Cash dividend payments made during the three-month periods ending March 31 and June 30 were as follows:

	Three Months Ended June 30,		Three Months Ended March 31,
	2011	2010	2011	2010
Dividends per share	$0.22	$0.21	$0.22	$0.21
Total dividends paid	$38,580	$36,689	$38,525	$36,679

On June 17, 2011, the Company declared a quarterly cash dividend payment of $0.23 per share payable on September 1, 2011 to all shareholders of record as of August 12, 2011. As of June 30, 2011, the Company had accrued dividends totaling $40,351 included in other current liabilities on the accompanying Consolidated Balance Sheets.

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of June 30, 2011, a total of 10,903 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$802	$949	$1,628	$1,854
Restricted stock units	1,699	1,683	2,904	2,886
Employee stock purchase plan	111	85	208	171

Stock-based compensation in operation and maintenance expense	2,612	2,717	4,740	4,911
Income tax benefit	(1,019)	(1,060)	(1,849)	(1,916)

After-tax stock-based compensation expense	$1,593	$1,657	$2,891	$2,995

There were no significant stock-based compensation costs capitalized during the six months ended June 30, 2011 and 2010, respectively.

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

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2011, $4,981 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.8 years.

The following table summarizes stock option activity for the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	2,870	$21.38
Granted	736	27.08
Forfeited or expired	(35)	22.47
Exercised	(307)	21.26

Options outstanding at June 30, 2011	3,264	$22.67	4.82	$22,138

Exercisable at June 30, 2011	1,802	$21.34	3.98	$14,624

The following table summarizes additional information regarding stock options exercised during the six months ended June 30, 2011 and 2010:

	2011	2010
Intrinsic value	$1,893	$18
Exercise proceeds	$6,517	$367

Restricted Stock Units

In the first quarter of 2011, the Company granted restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three-year performance period beginning January 1, 2011 (the “Performance Period”); however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with performance and service conditions are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market and service conditions are valued using a Monte Carlo model. Weighted average assumptions used in the Monte Carlo simulation are as follows for the 2011 grants:

Expected volatility	29.50%
Risk-free interest rate	1.24%
Expected life (years)	3

On May 6, 2011, the Company granted 16 restricted stock units to certain non-employee directors under the Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of August 12, 2012 or the participant’s separation from service. Because these restricted stock units vested on grant date, the total grant date fair value of $29.28 per share was recorded in operation and maintenance expense included in the expense table above in the second quarter of 2011.

The grant date fair value of the restricted stock awards that have (a) market or performance conditions, (b) service conditions and (c) vest ratably is amortized through expense over the requisite service period using the graded-vesting method. As of June 30, 2011, $5,078 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.4 years.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2011	479	$22.60
Granted	205	29.95
Distributed	(67)	21.49
Forfeited	(9)	24.05
Undistributed vested awards	(22)	27.08

Nonvested total at June 30, 2011	586	$25.11

The following table summarizes additional information regarding restricted stock units distributed during the six months ended June 30, 2011 and 2010:

	2011	2010
Intrinsic value	$1,695	$894
Income tax benefit	$99	$14

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $392 and $230 to retained earnings during the six months ended June 30, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of June 30, 2011 there were 1,654 shares of common stock reserved for issuance under the ESPP. During the six months ended June 30, 2011, the Company issued 59 shares under the ESPP.

Note 5: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity Date	June 30, 2011	December 31, 2010
Long-term debt of American Water Capital Corp. (“AWCC”) (a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	5.39%-10.00%	6.25%	2013-2040	3,089,488	3,117,696
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	5.07%	2011-2039	1,211,435	1,201,723
Mortgage bonds
Fixed rate	5.48%-9.71%	7.40%	2011-2039	697,898	730,991
Mandatory redeemable preferred stock	4.60%-9.75%	8.41%	2013-2036	22,841	22,844
Notes payable and other (b)	9.49%-13.96%	11.88%	2013-2026	1,895	5,689

Long-term debt				5,346,167	5,401,553
Unamortized debt discount, net (c)				45,911	51,154
Fair value adjustment to interest rate hedge				1,088	(345)

Total long-term debt				$5,393,166	$5,452,362

(a)	AWCC, a wholly-owned subsidiary of the Company, has a strong support agreement with its parent, which under certain circumstances, is the functional equivalent of a guarantee.
(b)	Includes capital lease obligations of $1,373 and $5,076 at June 30, 2011 and December 31, 2010, respectively.
(c)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2011:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-1.56%	2031	$12,275

Total issuances				$12,275

The following long-term debt was retired through optional redemption or payment at maturity during 2011:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes – fixed rate	6.00%-8.25%	2011-2039	$28,208
Other subsidiaries	Mortgage bonds – fixed rate	8.21%-9.71%	2011-2022	33,093
Other subsidiaries	Private activity bonds and government funded debt	0.00%-5.90%	2011-2032	2,600
Other subsidiaries	Mandatory redeemable preferred stock	4.75%-5.75%	2017-2019	6
Other	Capital leases and other			3,794

Total retirements & redemptions				$67,701

Included in the capital lease redemptions above is a non-cash redemption of $3,487 associated with a cancelled sublease and a capital lease arrangement.

Interest income included in interest, net is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$2,663	$2,613	$5,339	$4,917

On July 12, 2010, the Company entered into an interest-rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company will pay variable interest of six-month LIBOR plus 3.422%. This fixed rate and pay variable rate interest swap is accounted for as a fair value hedge. The swap matures with the fixed-rate debt in 2017. The Company uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure.

At June 30, 2011 and December 31, 2010, the Company had a $100,000 notional amount variable interest-rate swap fair value hedge outstanding. The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

	June 30, 2011	December 31, 2010
Balance sheet classification
Regulatory and other long-term assets
Other	$716	$0
Regulatory and other long-term liabilities
Other	$0	$898
Long-term debt
Long-term debt	$1,088	$(345)

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest, net
Gain (loss) on swap	$2,767	$0	$1,614	$0
Gain (loss) on borrowing	$(2,420)	$0	$(1,433)	$0
Hedge ineffectiveness	$347	$0	$181	$0

Note 6: Short-Term Debt

The components of short-term debt are as follows:

	June 30, 2011	December 31, 2010
Revolving credit lines	$0	$2,734
Commercial paper, net of $30 and $10 discount at June 30 and December 31, respectively	425,970	175,290
Bank overdraft	23,970	50,478

Total short-term debt	$449,940	$228,502

Note 7: Income Taxes

The Company’s estimated annual effective tax rate for the six months ended June 30, 2011 was 40.5% compared to 40.4% for the six months ended June 30, 2010, excluding various discrete items. The Company’s actual effective tax rates on continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Actual effective tax rate on continuing operations	40.7%	40.6%	40.7%	40.0%

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic pension benefit cost
Service cost	$8,411	$7,668	$16,821	$15,337
Interest cost	17,261	16,901	34,523	33,801
Expected return on plan assets	(18,027)	(14,187)	(36,054)	(28,375)
Amortization of:
Prior service cost	181	80	361	161
Actuarial loss	4,637	4,475	9,275	8,951

Net periodic pension benefit cost	$12,463	$14,937	$24,926	$29,875

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic other postretirement benefit cost
Service cost	$3,484	$3,666	$6,969	$7,332
Interest cost	7,804	8,038	15,609	16,075
Expected return on plan assets	(7,194)	(6,093)	(14,389)	(12,186)
Amortization of:
Transition obligation	0	44	0	87
Prior service credit	(481)	(295)	(962)	(590)
Actuarial loss	1,784	2,039	3,567	4,079

Net periodic other postretirement benefit cost	$5,397	$7,399	$10,794	$14,797

The Company contributed $58,400 to its defined benefit pension plan in the first six months of 2011, and expects to contribute $81,200 during the balance of 2011. In addition, the Company contributed $13,606 for the funding of its other postretirement plans in the first six months of 2011 and expects to contribute $13,606 during the balance of 2011.

Note 9: Commitments and Contingencies

The Company is also routinely involved in legal actions incident to the normal conduct of its business. At June 30, 2011, the Company has accrued approximately $1,300 as probable costs and it is reasonably possible that additional losses could range up to $11,300 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,048,000 at June 30, 2011. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2011 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,119,000 at June 30, 2011. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $5,500 and $6,630 at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the balance of the accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016, or until the regional desalination project comes on line, whichever is earlier. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at June 30, 2011 and December 31, 2010 include $10,011 and $10,642, respectively, related to the NOAA agreement.

Note 11: Earnings per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of the Company’s income from continuing operations, income from discontinued operations, and net income and weighted average common shares outstanding for calculating basic net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Income from continuing operations	$74,653	$68,021	$115,383	$97,204
Income from discontinued operations, net of tax	9,913	4,730	16,515	6,355
Net income	84,566	72,751	131,898	103,559
Less: Distributed earnings to common shareholders	38,810	36,797	77,461	73,575
Less: Distributed earnings to participating securities	19	13	35	23

Undistributed earnings	45,737	35,941	54,402	29,961
Undistributed earnings allocated to common shareholders	45,716	35,930	54,378	29,953
Undistributed earnings allocated to participating securities	21	11	24	8

Total income from continuing operations available to common shareholders, basic	$74,613	$67,997	$115,324	$97,173

Total income available to common shareholders, basic	$84,526	$72,727	$131,839	$103,528

Weighted average common shares outstanding, basic	175,469	174,774	175,364	174,747

Basic earnings per share: (a)
Income from continuing operations	$0.43	$0.39	$0.66	$0.56

Income from discontinued operations, net of tax	$0.06	$0.03	$0.09	$0.04

Net income	$0.48	$0.42	$0.75	$0.59

(a)	Amounts may not sum due to rounding.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Diluted:
Total income from continuing operations available to common shareholders, basic	$74,613	$67,997	$115,324	$97,173
Income from discontinued operations, net of tax	9,913	4,730	16,515	6,355
Total income available to common shareholders, basic	84,526	72,727	131,839	103,528
Undistributed earnings allocated to participating securities	21	11	24	8
Total income from continuing operations available to common shareholders, diluted	$74,634	$68,008	$115,348	$97,181

Total income available to common shareholders, diluted	$84,547	$72,738	$131,863	$103,536

Weighted average common shares outstanding, basic	175,469	174,774	175,364	174,747
Stock-based compensation:
Restricted stock units	475	74	443	70
Stock options	473	0	446	0
Employee stock purchase plan	2	2	2	3

Weighted average common shares outstanding, diluted	176,419	174,850	176,255	174,820

Diluted earnings per share: (a)
Income from continuing operations	$0.42	$0.39	$0.65	$0.56

Income from discontinued operations, net of tax	$0.06	$0.03	$0.09	$0.04

Net income	$0.48	$0.42	$0.75	$0.59

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	729	3,049	729	3,049
Restricted stock units where certain performance conditions were not met	139	371	140	371

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

As of June 30, 2011	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$22,782	$25,914
Long-term debt (excluding capital lease obligations)	5,369,011	5,831,275

As of December 31, 2010	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$22,794	$25,475
Long-term debt (excluding capital lease obligations)	5,424,492	5,841,448

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010, respectively:

	At Fair Value as of June 30, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$82,267	—	—	$82,267
Rabbi trust investments	—	$1,031	—	1,031
Deposits	1,715	—	—	1,715
Mark-to-market derivative asset	—	716	—	716

Total assets	$83,982	$1,747	—	$85,729

Liabilities:
Deferred compensation obligation	—	$9,232	—	$9,232
Mark-to-market derivative liability	—	0	—	0

Total liabilities	—	9,232	—	9,232

Total net assets (liabilities)	$83,982	$(7,485)	—	$76,497

	At Fair Value as of December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$120,784	—	—	$120,784
Rabbi trust investments	—	$1,552	—	1,552
Deposits	1,381	—	—	1,381
Mark-to-market derivative asset	—	0	—	0

Total assets	$122,165	$1,552	—	$123,717

Liabilities:
Deferred compensation obligation	—	$9,180	—	$9,180
Mark-to-market derivative liability	—	898	—	898

Total liabilities	—	$10,078	—	$10,078

Total net assets (liabilities)	$122,165	$(8,526)	—	$113,639

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

Mark-to-market derivative asset and liability – The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.

Non-recurring Fair Value Measurements

As discussed in Note 3, no goodwill impairment was recognized by the Company’s continuing operations for the three and six months ended June 30, 2011 and 2010, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 13: Discontinued Operations

As part of the Company’s strategic review of its business investments, it has entered into agreements to sell assets or stock of certain subsidiaries.

In June 2011, the Company completed the sale of the assets of its Texas regulated subsidiary for sale proceeds of $6,245. A gain on the sale of the assets has been recognized for $142 ($87 after tax) and is included in the discontinued operating results presented in the accompanying financial statements. In the first quarter of 2011, the Company had previously recognized a pretax impairment charge of $561 for the goodwill allocated to the Texas subsidiary.

The Company also entered into an agreement to sell all the stock of the Company’s Arizona and New Mexico subsidiaries. The sale price of $470,000 for both subsidiaries is subject to certain closing adjustments and approval by the Arizona and New Mexico public utility commissions. Closing of this sale is expected to occur in late 2011 or early 2012.

The Company has also entered into an agreement to sell the stock of its Ohio subsidiary. The sale price is currently estimated at approximately $89,000, plus assumed liabilities, for an estimated enterprise value of approximately $120,000. The sale is subject to certain closing adjustments and approval by the Ohio public utility commission. Closing of this sale is expected to occur in early 2012.

The Company plans to use the majority of the proceeds from the above sales to reduce equity and debt financing.

Charges recorded in connection with the discontinued operations and disposals of businesses include estimates that are subject to subsequent adjustments.

Operating results and the financial position of the four subsidiaries named above are included in the accompanying financial statements as discontinued operations.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues	$39,954	$36,313	$72,974	$66,346
Total operating expenses, net	23,981	28,614	45,880	56,177

Operating income	15,973	7,699	27,094	10,169
Other income (expense), net	154	(718)	474	(396)

Income from discontinued operations before income taxes	16,127	6,981	27,568	9,773
Provision for income taxes	6,214	2,251	11,053	3,418

Income from discontinued operations, net of tax	$9,913	$4,730	$16,515	$6,355

Operating expenses were lower in 2011 due to the cessation of depreciation for assets held for sale totaling $5,179 and $12,932 for the three and six months ended June 30, 2011, respectively.

Assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets include the following:

	June 30, 2011	December 31, 2010
Assets:
Total property, plant and equipment	$818,753	$817,721
Current assets	24,818	17,421
Regulatory assets	37,010	35,096
Goodwill	54,546	55,107
Other	2,075	2,078

Total assets of discontinued operations	$937,202	$927,423

	June 30, 2011	December 31, 2010
Liabilities:
Long-term debt	$12,980	$17,272
Current portion of long-term debt	12,870	8,668
Other current liabilities	26,137	28,526
Advances for construction	211,384	214,045
Regulatory liabilities	5,705	7,622
Other	18,064	18,132
Contributions in aid of construction	93,548	90,906

Total liabilities of discontinued operations	$380,688	$385,171

Note 14: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as Regulated Businesses and Market-Based Operations.

The following table includes the Company’s summarized segment information from continuing operations, except as noted below:

	As of or for the Three Months Ended June 30, 2011
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$594,441	$87,799	$(7,992)	$674,248
Depreciation and amortization	79,797	2,039	5,818	87,654
Total operating expenses, net	400,719	81,363	(8,994)	473,088
Income (loss) from continuing operations before income taxes	138,020	6,988	(19,195)	125,813
Total assets (1)	12,537,877	264,985	1,544,354	14,347,216
Capital expenditures (2)	214,045	1,336	0	215,381

	As of or for the Three Months Ended June 30, 2010
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$566,002	$75,317	$(6,409)	$634,910
Depreciation and amortization	74,643	1,807	5,245	81,695
Total operating expenses, net	383,803	72,005	(9,182)	446,626
Income (loss) from continuing operations before income taxes	127,074	5,516	(17,999)	114,591
Total assets (1)	11,967,739	240,686	1,565,091	13,773,516
Capital expenditures (2)	182,774	1,823	0	184,597

	As of or for the Six Months Ended June 30, 2011
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,122,722	$168,288	$(14,940)	$1,276,070
Depreciation and amortization	158,377	3,879	12,347	174,603
Total operating expenses, net	795,066	154,475	(18,150)	931,391
Income (loss) from continuing operations before income taxes	215,082	14,903	(35,287)	194,698
Total assets (1)	12,537,877	264,985	1,544,354	14,347,216
Capital expenditures (2)	390,017	1,775	0	391,792

	As of or for the Six Months Ended June 30, 2010
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,055,457	$149,843	$(12,370)	$1,192,930
Depreciation and amortization	148,228	3,708	10,818	162,754
Total operating expenses, net	757,167	142,786	(18,902)	881,051
Income (loss) from continuing operations before income taxes	187,977	10,248	(36,141)	162,084
Total assets (1)	11,967,739	240,686	1,565,091	13,773,516
Capital expenditures (2)	323,058	4,221	0	327,279

(1)	The Regulated Businesses segment includes $937,202 and $925,822 of assets of discontinued operations as of June 30, 2011 and 2010, respectively.
(2)	The Regulated Businesses segment includes capital expenditures from discontinued operations totaling $11,188 and $12,525 for the six months and $5,197 and $6,919 for the three months ended June 30, 2011 and 2010, respectively.

Note 15: Subsequent Events

In July 2011, the Company entered into an agreement to purchase certain regulated water systems in New York for approximately $71,000. The acquisition is subject to customary closing conditions including regulatory approval by the public utility commission in New York. The purchase is expected to close in early 2012.

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

Overview

All financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), reflects only continuing operations. As previously disclosed in our Form 10-K for the year ended December 31, 2010, as part of our portfolio optimization initiative, we entered into agreements to sell our regulated subsidiaries in Arizona, New Mexico and our regulated water and wastewater systems in Texas. The sale of the Texas subsidiary assets was completed in June 2011. In addition, on July 8, 2011, the Company entered into an agreement to sell our Ohio subsidiary. Therefore, the financial results of these entities have been presented as discontinued operations for all periods, unless otherwise noted. See Note 13 to Consolidated Financial Statements for further details on our discontinued operations.

Financial Results. American Water’s net income was $84.6 million for the second quarter of 2011 compared to $72.8 million for the comparable quarter in 2010. Net income for 2011 is higher by $3.2 million or $0.02 earnings per share as a result of the cessation of depreciation on assets held by our discontinued operations in accordance with generally accepted accounting principles (“GAAP”). Net income from continuing operations was $74.7 million for the second quarter of 2011 compared to net income from continuing operations of $68.0 million for the second quarter of 2010. Diluted earnings from continuing operations per average common share was $0.42 for the second quarter of 2011 as compared to $0.39 for the second quarter of 2010.

For the six months ended June 30, 2011, American Water’s net income was $131.9 million compared to $103.6 million for the six months ended June 30, 2010. Net income for 2011 is higher by $7.9 million or $0.04 earnings per share as a result of the cessation of depreciation on assets held by our discontinued operations in accordance with GAAP. Net income from continuing operations was $115.4 million for the six months ended June 30, 2011 compared to net income from continuing operations of $97.2 million for the six months ended June 30, 2010. Diluted income from continuing operations per average common share was $0.65 for the six months ended June 30, 2011 as compared to $0.56 for the six months ended June 30, 2010.

The primary driver contributing to these increases in net income from continuing operations for both the three and six months ended June 30, 2011 was increased revenues resulting from rate increases as well as slightly higher revenues in our Market-Based Operations segment. Partially offsetting these increases were higher operating expenses and depreciation and amortization expense. For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

In 2011, our goals are to start the execution of the portfolio optimization, resolve outstanding rate cases, initiate state specific efforts to address the decline in water usage, continue improvement in our operating efficiency ratio, increase our earned rate of return to more closely align with that which is authorized by the PUCs, selectively expand our Market-Based Operations business, as well as, optimize our municipal contract operations’ business model. The progress that we have made in the first six months of 2011 with respect to these objectives is described below.

Execution of Portfolio Optimization Initiative. We continue to execute our plan for optimizing our portfolio. The Missouri-American Water Company’s acquisition of 11 regulated water systems and 48 wastewater systems in Missouri, was completed in May 2011 for a purchase price of $3.3 million. The acquisition brings an additional 1,700 water customers and nearly 2,000 wastewater customers. Also, in June 2011, we completed the sale of our Texas subsidiary’s assets.

We continue to move forward with the divestiture of our regulated water and wastewater operating companies located in Arizona and New Mexico. To date, filings have been made with the respective PUCs in these states. At the present time, we expect to consummate the divestiture of our Arizona and New Mexico subsidiaries in late 2011 or early 2012.

On July 8, 2011, we entered into an agreement to purchase seven regulated water systems in New York for approximately $71 million, adding approximately 50,000 customers to Long Island American Water. In a separate agreement, American Water will sell its eight regulated water systems and one wastewater system in Ohio for approximately $120 million, which includes assumption of approximately $31 million of liabilities. Ohio American Water serves approximately 60,000 customers. The completion of both transactions is subject to customary closing conditions including regulatory approval by public utility commissions in both New York and Ohio. The closing on these transactions is expected in early 2012.

Resolving Rate Cases. In April 2011, our Tennessee and our West Virginia rate cases, both of which were filed in 2010, were approved, authorizing additional annualized revenues of $5.6 million effective April 5, 2011 and $5.1 million effective April 19, 2011, respectively.

Also, during the three and six months ended June 30, 2011, we were granted $3.4 million and $14.3 million in additional annualized revenues, respectively, assuming constant sales volumes, from infrastructure charges. The table below provides further details of these charges by state:

	Annualized Rate Increases Granted
	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
	(In millions)
State
Pennsylvania	$2.2	$7.7
Missouri	—	3.6
Illinois	0.3	2.0
Other	0.9	1.0

Total Infrastructure charges	$3.4	$14.3

In addition to our general rate case filings and infrastructure charge filings, also during the quarter we made other filings including cost of capital, pre-construction cost, and interim rates true-ups. We do not expect these filings to have a material impact on our results of operations, financial condition or cash flows. In July 2011, additional annualized revenue of $3.1 million and $0.2 million resulting from infrastructure charges in our Pennsylvania and New York subsidiaries, respectively, became effective.

On July 29, 2011, new rates which would provide for an additional $2.3 million of annualized revenues were put into effect under bond subject to refund for our Iowa subsidiary. There is no assurance that the bonded amount, or any portion thereof, will be approved.

On August 1, 2011, our Virginia rate case, which was filed in 2010 and for which interim rates had been in effect under bond subject to refund since the third quarter of 2010, was approved. The new rates provide for an additional annualized revenue of $4.3 million for jurisdictional customers and a $0.5 million increase for non-jurisdictional customers which is not subject to commission filing. This increase approximates what we have been collecting since August 2010 under interim rates.

During the second quarter of 2011, we filed general rate cases in Pennsylvania, Iowa, New York, Indiana, New Mexico and Missouri requesting additional annualized revenues of $151.3 million. Additionally, in July 2011, we filed general rate cases in Ohio and New Jersey requesting additional annualized revenue of $8.3 million and $95.5 million, respectively. As of August 3, 2011, including the aforementioned cases, we are awaiting final orders in eleven states, requesting additional annualized revenues of $314.6 million, including Hawaii and Iowa where interim rate increases have been put into effect. The interim rates will continue to be in effect until the final order is issued. There is no assurance that the requested amount of any increase, or any portion of the requested increases, will be granted.

Continue Improvement in Operating Efficiency Ratio for our Regulated Businesses. Our operating efficiency ratio (a non-GAAP measure) is defined as operation and maintenance expense divided by operating revenues where both operation and maintenance expense and operating revenues are adjusted for purchased water expense. Our operating efficiency ratio was 43.2% for the three months ended June 30, 2011 compared to 43.6% for the three months ended June 30, 2010. Our operating efficiency ratio was 45.5% for the six months ended June 30, 2011 compared to 46.2% for the same period in 2010. We evaluate our operating performance using this measure because management believes it is one measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. Operating efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures or deemed more useful than the GAAP information provided elsewhere in this report. The following table provides a reconciliation between operation and maintenance expense as a percentage of operating revenues as determined in accordance with GAAP and our operating efficiency ratio for the three and six months ended June 30, 2011 as compared to the same periods ended June 30, 2010.

Regulated Operation and Maintenance Efficiency Ratio (a Non-GAAP Measure)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Total regulated operation and maintenance expense	$271,383	$261,711	$536,336	$512,964
Less: Regulated purchased water	25,565	26,063	46,380	46,421

Adjusted regulated operation and maintenance expense(a)	$245,818	$235,648	$489,956	$466,543

Total regulated operating revenues	$594,441	$566,002	$1,122,722	$1,055,457
Less: Regulated purchased water expense*	25,565	26,063	46,380	46,421

Adjusted regulated operating revenues(b)	$568,876	$539,939	$1,076,342	$1,009,036

Regulated operation and maintenance efficiency ratio(a)/(b)	43.2%	43.6%	45.5%	46.2%

*	Note calculation assumes purchased water revenues approximate purchased water expenses.

In regards to our other 2011 goals not explicitly outlined above, we continue to make progress.

Consolidated Results of Operations and Variances

	For the three months ended June 30,			For the six months ended June 30,
	(In thousands)
(In thousands)	2011	2010	Favorable (Unfavorable) Change	2011	2010	Favorable (Unfavorable) Change
Operating revenues	$674,248	$634,910	$39,338	$1,276,070	$1,192,930	$83,140

Operating expenses
Operation and maintenance	332,310	314,016	(18,294)	647,677	614,599	(33,078)
Depreciation and amortization	87,654	81,695	(5,959)	174,603	162,754	(11,849)
General taxes	53,096	50,889	(2,207)	108,815	103,743	(5,072)
Loss (gain) on sale of assets	28	26	(2)	296	(45)	(341)

Total operating expenses, net	473,088	446,626	(26,462)	931,391	881,051	(50,340)

Operating income	201,160	188,284	12,876	344,679	311,879	32,800

Other income (expenses)
Interest, net	(78,504)	(78,444)	(60)	(154,724)	(156,888)	2,164
Allowance for other funds used during construction	2,535	2,305	230	5,363	4,414	949
Allowance for borrowed funds used during construction	1,198	1,194	4	2,402	2,547	(145)
Amortization of debt expense	(1,255)	(735)	(520)	(2,547)	(1,927)	(620)
Other, net	679	1,987	(1,308)	(475)	2,059	(2,534)

Total other income (expenses)	(75,347)	(73,693)	(1,654)	(149,981)	(149,795)	(186)

Income from continuing operations before income taxes	125,813	114,591	11,222	194,698	162,084	32,614
Provision for income taxes	51,160	46,570	(4,590)	79,315	64,880	(14,435)

Income from continuing operations	74,653	68,021	6,632	115,383	97,204	18,179
Income from discontinued operations, net of tax	9,913	4,730	5,183	16,515	6,355	10,160

	For the three months ended June 30,			For the six months ended June 30,
	(In thousands)
(In thousands)	2011	2010	Favorable (Unfavorable) Change	2011	2010	Favorable (Unfavorable) Change
Net income	$84,566	$72,751	$11,815	$131,898	$103,559	$28,339

Basic earnings per common share:(a)
Income from continuing operations	$0.43	$0.39		$0.66	$0.56

Income from discontinued operations, net of tax	$0.06	$0.03		$0.09	$0.04

Net income	$0.48	$0.42		$0.75	$0.59

Diluted earnings per common share:(a)
Income from continuing operations	$0.42	$0.39		$0.65	$0.56

Income from discontinued operations, net of tax	$0.06	$0.03		$0.09	$0.04

Net income	$0.48	$0.42		$0.75	$0.59

Average common shares outstanding during the period:
Basic	175,469	174,774		175,364	174,747
Diluted	176,419	174,850		176,255	174,820

(a)	amounts may not sum due to rounding

The following is a summary discussion of the consolidated results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

Operating revenues. Consolidated operating revenues for the three months ended June 30, 2011 increased $39.3 million, or 6.2%, compared to the same period in 2010. This change reflects a $28.4 million increase in our Regulated Businesses segment which was mainly attributable to rate increases and a $12.5 million increase in our Market-Based Operations segment, which was primarily due to a $10.8 million increase in the Contract Operations Group revenues. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the three months ended June 30, 2011 increased $18.3 million, or 5.8%, compared to the same period in 2010. This change was driven by a $9.7 million increase in our Regulated Businesses segment and a $9.0 million increase in our Market-Based Operations segment. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $6.0 million, or 7.3%, for the three months ended June 30, 2011 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $2.2 million, or 4.3%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was principally due to higher gross receipts taxes of $1.1 million, primarily in our New Jersey regulated subsidiary, as well as higher payroll taxes and property taxes.

Other income (expenses). Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $0.1 million, or 0.1% for the three months ended June 30, 2011 compared to the same period in the prior year. Additionally, other income is lower in 2011 compared to 2010 as 2010 included $1.3 million attributable to the release of the remaining balance of a loss reserve due to the resolution of outstanding issues and uncertainties.

Provision for income taxes. Our consolidated provision for income taxes increased $4.6 million, or 9.9%, to $51.2 million for the three months ended June 30, 2011. The effective tax rates for the three months ended June 30, 2011 and 2010 were 40.7% and 40.6%, respectively.

Income from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio have been classified as discontinued operations for all periods presented. The increase in income from discontinued operations, net of tax is primarily related to the cessation of depreciation in accordance with GAAP for the three months ended June 30, 2011. Under GAAP, operations that are considered discontinued operations cease to depreciate their assets. Had these assets been depreciated in 2011, net income and earnings per share for the three months ended June 30, 2011 would have been reduced by $3.2 million and $0.02, respectively.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

Operating revenues. Consolidated operating revenues for the six months ended June 30, 2011 increased $83.1 million, or 7.0%, compared to the same period in 2010. This change reflects a $67.3 million increase in our Regulated Businesses segment which was mainly attributable to rate increases and an $18.4 million increase in our Market-Based Operations segment, which was primarily the result of a $14.3 million increase in the Contract Operations Group revenues. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the six months ended June 30, 2011 increased $33.1 million, or 5.4%, compared to the same period in 2010. This change was driven by a $23.4 million increase in our Regulated Businesses segment and a $10.8 million increase in our Market-Based Operations segment. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $11.8 million, or 7.3%, for the six months ended June 30, 2011 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $5.1 million, or 4.9%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was principally due to higher gross receipts taxes of $2.4 million, primarily in our New Jersey regulated subsidiary, as well as property taxes of $1.5 million and higher payroll taxes of $1.4 million.

Other income (expenses). Interest expense, net of interest income, which is the primary component of our other income (expenses), decreased by $2.2 million, or 1.4% for the six months ended June 30, 2011 compared to the same period in the prior year. This decrease reflects the recognition of $3.1 million in unamortized debt discounts associated with debt that was called and retired during the first quarter of 2011. Additionally, other income is lower in 2011 compared to 2010 as 2010 included $1.3 million attributable to the release of the remaining balance of a loss reserve due to the resolution of the outstanding issues and uncertainties.

Provision for income taxes. Our consolidated provision for income taxes increased $14.4 million, or 22.2%, to $79.3 million for the six months ended June 30, 2011. The effective tax rates for the six months ended June 30, 2011 and 2010 were 40.7% and 40.0%, respectively. The effective tax rate in 2010 included a discrete item.

Income from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio have been classified as discontinued operations for all periods presented. The increase in income from discontinued operations, net of tax is primarily related to the cessation of depreciation for our Arizona, New Mexico and Texas subsidiaries in accordance with GAAP for the six months ended June, 2011. Had these assets been depreciated in 2011, net income and earnings per share for the six months ended June 30, 2011 would have been reduced by $7.9 million and $0.05, respectively.

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

Regulated Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	Increase	2011	2010	Increase
	(In thousands)
Operating revenues	$594,441	$566,002	$28,439	$1,122,722	$1,055,457	$67,265
Operation and maintenance expense	271,383	261,711	9,672	536,336	512,964	23,372
Operating expenses, net	400,719	383,803	16,916	795,066	757,167	37,899
Income from continuing operations before income taxes	138,020	127,074	10,946	215,082	187,977	27,105

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is generally subject to state regulation and our results of operations are impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate.

Operating revenues increased by $28.4 million, or 5.0%, for the three months ended June 30, 2011 and $67.3 million, or 6.4%, for the six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the impact was approximately $41.0 million and $87.5 million for the three and six months ending June 30, 2011, respectively. Partially offsetting the rate related increases were decreased revenues of $15.7 million and $23.1 million for the three and six months ending June 30, 2011, respectively, which is attributable to decreased consumption in 2011 compared 2010.

The following table sets forth the percentage of Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the three months ended June 30,
	2011		2010*		2011		2010*
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$335,772	56.5%	$321,193	56.8%	42,473	51.0%	44,222	51.1%
Commercial	117,829	19.8%	110,191	19.5%	19,103	22.9%	19,674	22.8%
Industrial	30,392	5.1%	28,324	5.0%	9,491	11.4%	9,563	11.1%
Public and other	74,796	12.6%	73,005	12.9%	12,211	14.7%	13,005	15.0%
Other water revenues	6,019	1.0%	7,414	1.3%	—	—	—	—

Total water revenues	564,808	95.0%	540,127	95.5%	83,278	100.0%	86,464	100.0%

Wastewater service	19,411	3.3%	17,147	3.0%
Other revenues	10,222	1.7%	8,728	1.5%

	$594,441	100.0%	$566,002	100.0%

*	Certain reclassifications have been made between customer classes to conform with the 2011 presentation.

	For the six months ended June 30,
	2011		2010*		2011		2010*
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands, gallons in millions)
Customer Class
Water service:
Residential	$633,217	56.4%	$596,055	56.5%	81,610	50.7%	83,801	50.9%
Commercial	219,069	19.5%	206,287	19.5%	36,453	22.7%	37,131	22.5%
Industrial	57,049	5.1%	52,918	5.0%	18,761	11.7%	18,619	11.3%
Public and other	144,842	12.9%	136,755	13.0%	24,026	14.9%	25,136	15.3%
Other water revenues	11,318	1.0%	13,474	1.3%	—	—	—	—

Total water revenues	1,065,495	94.9%	1,005,489	95.3%	160,850	100.0%	164,687	100.0%

Wastewater service	37,902	3.4%	33,729	3.2%
Other revenues	19,325	1.7%	16,239	1.5%

	$1,122,722	100.0%	$1,055,457	100.0%

*	Certain reclassifications have been made between customer classes to conform with the 2011 presentation.

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated billed water sales volumes in gallons by customer class.

Water Services – Water service operating revenues from residential customers for the three and six months ended June 30, 2011 totaled $335.8 million, a $14.6 million increase, or 4.5%, and $633.2 million, a $37.2 million increase, or 6.2% over the same period of 2010, respectively, mainly due to rate increases partially offset by decreases in sales volume. The volume of water sold to residential customers decreased by 4.0% for the three months ended June 30, 2011 to 42.5 billion gallons, from 44.2 billion gallons for the same period in 2010. The volume of water sold to residential customers decreased by 2.6% for the six months ended June 30, 2011 to 81.6 billion gallons, from 83.8 billion gallons for the same period in 2010. We believe that factors contributing to the decline could include the current economic climate, weather and an increased customer focus on conservation. The extent to which these items individually contribute to the overall decline is difficult to measure.

Water service operating revenues from commercial water customers for the three months ended June 30, 2011 increased by $7.6 million, or 6.9%, to $117.8 million for the same period in 2010. Water service operating revenues from commercial water customers for the six months ended June 30, 2011 increased by $12.8 million, or 6.2%, to $219.1 million, compared to June 30, 2010. These increases were mainly due to rate increases partially offset by decreases in sales volume. The volume of water sold to commercial customers decreased by 2.9% for the three months ended June 30, 2011, to 19.1 billion gallons, from 19.7 billion gallons for the three months ended June 30, 2010. Water volume sold to commercial customers decreased by 1.8% for the six months ended June 30, 2011, to 36.5 billion gallons, from 37.1 billion gallons compared to the same period in 2010.

Water service operating revenues from industrial customers totaled $30.4 million for the three months ended June 30, 2011, an increase of $2.1 million, or 7.3%, from those recorded for the same period of 2010, mainly due to rate increases offset by a slight decrease in sales volume. The volume of water sold to industrial customers totaled 9.5 billion gallons for the three months ended June 30, 2011, a decrease of 0.8% from the 9.6 billion gallons for the three months ended June 30, 2010. For the six months ended June 30, 2011, water service operating revenues from industrial customers totaled $57.0 million, an increase of $4.1 million, or 7.8%, compared to the same period of 2010, mainly due to rate increases in addition to a slight increase in sales volume. The volume of water sold to industrial customers totaled 18.8 billion gallons for the six months ended June 30, 2011, an increase of 0.8% from the 18.6 billion gallons for the six months ended June 30, 2010.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $1.8 million, or 2.5% to $74.8 million, for the three months ended June 30, 2011 from $73.0 million in the same period of 2010. For the six months ended June 30, 2011, these revenues increased $8.1 million, or 5.9% to $144.8 million, from $136.8 million in 2010, mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $31.6 million for the three months ended June 30, 2011, an increase of $1.6 million compared to the same period of 2010. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $63.3 million for the six months ended June 30, 2011, an increase from 2010 of $5.3 million. Revenues generated by sales to governmental entities and resale customers totaled $43.2 million, an increase of $0.2 million and $81.5 million, an increase of $2.8 million from the three and six months ended June 30, 2010, respectively.

Wastewater services – Our subsidiaries provide wastewater services in 9 states. Revenues from these services increased by $2.3 million, or 13.2%, to $19.4 million for the three months ended June 30, 2011, from the same period of 2010. Revenues from these services for the six months ended June 30, 2011 increased by $4.2 million, or 12.4%, to $37.9 million, compared to the same period of 2010. The increases in both periods were primarily attributable to rate increases in a number of our operating companies.

Other revenues – Other revenues include such items as reconnection charges, initial application service fees, rental revenues, revenue collection services for others and similar items. The increase in revenues for both the three and six months ended June 30, 2011 as compared to the same periods in the prior year was mainly the result of increased rental revenues.

Operation and maintenance. Operation and maintenance expense increased $9.7 million, or 3.7%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Operation and maintenance expense increased $23.3 million, or 4.6%, for the six months ended June 30, 2011, compared to the same period in the prior year. The following table provides information regarding operation and maintenance expense for the three and six months ended June 30, 2011 and 2010, by major expense category:

Production costs and employee-related costs, which account for approximately 70% of the total Regulated Businesses operation and maintenance expense, are discussed in more detail below.

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Increase (Decrease)	Percentage	2011	2010	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$65,711	$65,857	$(146)	(0.2%)	$124,284	$123,483	$801	0.6%
Employee-related costs	119,909	115,672	4,237	3.7%	242,491	233,459	9,032	3.9%
Operating supplies and services	47,899	41,491	6,408	15.4%	96,726	84,653	12,073	14.3%
Maintenance materials and services	16,187	17,784	(1,597)	(9.0%)	33,643	33,539	104	0.3%
Customer billing and accounting	13,040	13,209	(169)	(1.3%)	21,137	22,842	(1,705)	(7.5%)
Other	8,637	7,698	939	12.2%	18,055	14,988	3,067	20.5%

Total	$271,383	$261,711	$9,672	3.7%	$536,336	$512,964	$23,372	4.6%

Production costs, by major expense type were as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Increase (Decrease)	Percentage	2011	2010	Increase (Decrease)	Percentage
	(Dollars in thousands)
Fuel and power	$21,401	$20,355	$1,046	5.1%	$41,470	$41,043	$427	1.0%
Purchased Water	25,565	26,063	(498)	(1.9%)	46,380	46,421	(41)	(0.1%)
Chemicals	11,728	12,524	(796)	(6.4%)	22,005	22,860	(855)	(3.7%)
Waste disposal	7,017	6,915	102	1.5%	14,429	13,159	1,270	9.7%

Total	$65,711	$65,857	$(146)	(0.2%)	$124,284	$123,483	$801	0.6%

Overall production costs remained relatively unchanged for the three and six months ended June 30, 2011 compared to the same period in the prior year.

Employee-related costs, including wage and salary, group insurance, and pension expense, increased $4.2 million or 3.7%, for the three months ended June 30, 2011 compared to the same period in the prior year. These employee-related costs represent approximately 44% of operation and maintenance expense for the three months ended June 30, 2011 and 2010. These costs also increased $9.0 million or 3.9%, for the six months ended June 30, 2011 compared to the same period in the prior year. These employee-related costs represent approximately 45% of operation and maintenance expense for the six months ended June 30, 2011 and 2010. The following table provides information with respect to components of employee-related costs for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Increase (Decrease)	Percentage	2011	2010	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$81,227	$80,310	$917	1.1%	$161,876	$160,630	$1,246	0.8%
Pensions	15,685	13,081	2,604	19.9%	32,841	26,572	6,269	23.6%
Group insurance	18,549	18,339	210	1.2%	38,719	38,128	591	1.6%
Other benefits	4,448	3,942	506	12.8%	9,055	8,129	926	11.4%

Total	$119,909	$115,672	$4,237	3.7%	$242,491	$233,459	$9,032	3.9%

The overall increase in employee-related costs was primarily driven by increased pension expense. The increase in pension expense for the three and six months ended June 30, 2011 was primarily due to increased contributions in certain of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974. In addition, labor increased for both the three and the six months ended June 30, 2011 compared to the same periods in the prior year and was driven by wage increases partially offset by an increase in capitalized labor, vacancies and lower severance expenses.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, including transportation expenses, information systems rental charges and other office equipment rental charges. These costs increased $6.4 million, or 15.4% and $12.1 million, or 14.3%, for the three and six months ended June 30, 2011, respectively. These increases are primarily due to higher contracted services of $4.3 million and $8.1 million for the three and six months ended June 30, 2011, respectively, mainly as a result of backfilling positions, including those left open by our business transformation project as well as the use of contractors for other specific projects. Also contributing to the variance were higher transportation costs, as a result of the increased cost of gasoline, and higher travel and general office related expenses.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. The increase in these costs was driven by higher insurance costs for the three and six months ended June 30, 2011, as 2010 insurance costs reflected incremental credits resulting from positive resolution of prior years’ claims.

Operating expenses. The increase in operating expenses for the three and six months ended June 30, 2011 is primarily due to the increase in operation and maintenance expense, as explained above, higher depreciation expense of $5.2 million and $10.1 million, respectively, resulting from additional utility plant placed in service, and increased general taxes of $2.2 million and $4.5 million, respectively, principally attributable to higher gross receipts taxes in our New Jersey regulated subsidiary and higher property taxes.

Income from continuing operations before income taxes. The $10.9 million and $27.1 million increase, respectively, for the three months and six months ended June 30, 2011, compared to the same period in the prior year, is the result of the aforementioned operating revenue and operating expenses variations.

Market-Based Operations

The following table provides certain financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	Increase	2011	2010	Increase
	(In thousands)
Operating revenues	$87,799	$75,317	$12,482	$168,288	$149.843	$18,445
Operation and maintenance expense	77,855	68,847	9,008	146,936	136,178	10,758
Operating expenses, net	81,363	72,005	9,358	154,475	142,786	11,689
Income from continuing operations before income taxes	6,988	5,516	1,472	14,903	10,248	4,655

Operating revenues. The net increase in revenues for the three months ended June 30, 2011 compared to the same period in 2010 is primarily attributable to an increase in the Contract Operations Group revenues of $10.8 million. This increase is mainly the result of incremental revenues associated with military construction and operations & maintenance projects of $15.5 million, partially offset by lower revenues associated with other expired and terminated contracts.

The net increase in revenues for the six months ended June 30, 2011 compared to the same period in 2010 is also primarily attributable to an increase in the Contract Operations Group revenues of $14.3 million which is also attributable to incremental revenues associated with military construction and operations & maintenance projects totaling $26.1 million partially offset by lower revenues associated with expired and terminated contracts.

Operation and maintenance. Operation and maintenance expense increased $9.0 million, or 13.1%, and $10.8 million, or 7.9%, for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010.

The following table provides information regarding operation and maintenance expense for the three and six months ended June 30, 2011 and 2010, by major expense category:

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Increase (Decrease)	Percentage	2011	2010	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$12,574	$14,028	$(1,454)	(10.4%)	$25,081	$29,582	$(4,501)	(15.2%)
Employee-related costs	20,779	21,864	(1,085)	(5.0%)	40,470	43,299	(2,829)	(6.5%)
Operating supplies and services	31,589	22,747	8,842	38.9%	57,073	43,433	13,640	31.4%
Maintenance materials and services	10,593	9,298	1,295	13.9%	20,013	18,351	1,662	9.1%
Other	2,320	910	1,410	154.9%	4,299	1,513	2,786	184.1%

Total	$77,855	$68,847	$9,008	13.1%	$146,936	$136,178	$10,758	7.9%

Production costs are comprised of fuel and power, purchased water, chemicals and waste disposal costs. The overall decrease is mainly attributable to decreased fuel and purchased power as well as chemical costs for the three and six months ended June 30, 2011 as compared to the same period in the prior year as a result of the cessation of costs related to contracts that terminated and expired during 2010.

Operating supplies and services consist primarily of contracted services and the day-to-day expenses of office operation, legal and other professional services, transportation expenses, as well as information systems rental charges and other office equipment rental charges. The increase in these expenses for the three and six months ended June 30, 2011 was primarily attributable to the higher expenses associated with our Contract Operations Group, which are related to the increased activity with our military construction projects corresponding with the increase in revenues, partially offset by lower expenses due to expired and terminated contracts.

Operating expense. The increase in operating expenses for the three and six months ended June 30, 2011 is primarily driven by the increase in operation and maintenance expense, which is explained above.

Income from continuing operations before income taxes. The $1.5 million and $4.7 million increase for the three months and the six months ended June 30, 2011, respectively, is the result of the aforementioned operating revenues and operating expenses changes.

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

In order to meet our short-term liquidity needs, we primarily issue commercial paper. We also have $850 million in revolving credit facilities, which management views primarily as an alternative source of short-term capital in the event we are unable to fulfill our cash needs through the commercial paper markets. The revolving credit facilities are also used, to a limited extent, to support our issuance of letters of credit. AWCC had no outstanding borrowings and $36.3 million of outstanding letters of credit under its credit facilities as of June 30, 2011. As of June 30, 2011, AWCC had $813.7 million under our credit facilities that we can use to fulfill our short-term liquidity needs, to issue letters of credit and back our $426.0 million outstanding commercial paper. We expect to use the net proceeds from the sale of our Arizona and New Mexico subsidiaries to lower the amount of commercial paper outstanding. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from operating activities for the six months ended June 30, 2011 were $262.4 million compared to $297.5 million for the six months ended June 30, 2010.

The following table provides a summary of the major items affecting our cash flows from operating activities for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010
	(In thousands)
Net income	$131,898	$103,559
Add (subtract):
Non-cash operating activities(1)	282,375	291,228
Changes in working capital(2)	(79,871)	(36,919)
Pension and postretirement healthcare contributions	(72,006)	(60,359)

Net cash flows provided by operations	$262,396	$297,509

(1)	Includes, depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, and pension and non-pension post retirement benefits expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, income taxes receivable, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued and other current liabilities.

The decrease in cash flows from operations for the six months ended June 30, 2011 compared to the same period in 2010 is primarily driven by additional pension contributions and the receipt of a tax refund in the first half of 2010 that did not occur in 2011.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the periods indicated:

	For the six months ended June 30,
	2011	2010
	(In thousands)
Net capital expenditures	$(391,792)	$(327,279)
Other investing activities, net(1)	16,367	(3,947)

Net cash flows used in investing activities	$(375,425)	$(331,226)

(1)	Includes acquisitions, proceeds from the sale of assets and securities, removal costs from property, plant and equipment retirements, net and net funds released.

The increase in our capital expenditures for the six months ended June 30, 2011 is attributable to the construction of and replacement of certain treatment facilities, and infrastructure in our Pennsylvania subsidiary as well as increased capital spending associated with our business transformation project as we move into its design and build phase.

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

The following long-term debt was issued in 2011:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-1.56%	2031	$12,275

Total issuances				$12,275

Proceeds from the above issuances were received from various financing/development authorities, including $11.5 million of low-interest financing from the Pennsylvania infrastructure investment authority. The proceeds from these financings will be used to fund certain specified projects.

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first six months of 2011:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Senior notes – fixed rate	6.00%-8.25%	2011-2039	$28,208
Other subsidiaries	Mortgage bonds – fixed rate	8.21%-9.71%	2011-2022	33,093
Other subsidiaries	Private activity bonds and government funded debt	0.00%-5.90%	2011-2032	2,600
Other subsidiaries	Mandatory redeemable preferred stock	4.75%-5.75%	2017-2019	6
Other(a)	Capital leases and other			3,794

Total retirements & redemptions				$67,701

(a)	Includes a non-cash redemption of $3,487 associated with a cancelled sublease and a capital lease arrangement.

From time to time, and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives.

Credit Facilities and Short-Term Debt

The components of short-term debt at June 30, 2011 were as follows:

Amount (In thousands)

Commercial paper, net	$425,970
Bank overdraft	23,970

Total short-term debt	$449,940

The following table provides information as of June 30, 2011, regarding letters of credit sub-limit and available capacities under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under the revolving credit facilities.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
June 30, 2011	$850,000	$813,742	$150,000	$113,742	$425,970	$0

Interest rates on advances under the revolving credit facility are based on either the prime rate or LIBOR, plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the facility at the time of the borrowing. The current spread over LIBOR is 2.5 basis points and the maximum spread over LIBOR is 55 basis points.

The weighted average interest rate on short-term borrowings for the six months ended June 30, 2011 was approximately 0.39% compared to 0.40% for the six months ended June 30, 2010.

AWCC, our finance subsidiary, has a $10.0 million committed revolving line of credit with PNC Bank, N.A which expires on December 31, 2011 unless extended. This line is used primarily for short-term working capital needs. In addition, AWCC also has an $840.0 million senior unsecured revolving credit facility syndicated among a group of 11 banks with JPMorgan Chase Bank, N.A. acting as administrative agent. A portion of the credit facility is principally used to support our commercial paper program and to provide up to $150.0 million in letters of credit. A majority of the banks have agreed to extend $685.0 million of commitments under this revolving credit facility to September 15, 2013. The remainder expires on September 15, 2012.

We intend to renegotiate or replace our credit facilities prior to their expiration in order to provide sufficient liquidity to finance operations and construction expenditures. The availability and terms of such credit facilities will depend on the credit markets at that time, as well as our credit ratings and operating results.

As previously disclosed, we expect to use the net proceeds from the sale of our Arizona and New Mexico subsidiaries to reduce the amount of outstanding commercial paper.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At June 30, 2011	At December 31, 2010
Common stockholder equity and preferred stock without mandatory redemption rights	42%	42%
Long-term debt and redeemable preferred stock at redemption value	54%	55%
Short-term debt and current portion of long-term debt	4%	3%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit facility. We were in compliance with our covenants as of June 30, 2011. Our failure to comply with restrictive covenants under our credit facilities could accelerate repayment obligations. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of June 30, 2011, our ratio was 0.58 and therefore we were in compliance with the covenant.

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

The following table shows the Company’s securities ratings as of June 30, 2011:

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

In March 2011 and June 2011, the Company made cash dividend payments of $0.22 per share to all shareholders of record as of February 18, 2011 and May 18, 2011, respectively. In March 2010 and June 2010, the Company made cash dividend payments of $0.21 per share to all shareholders of record as of February 18, 2010 and May 18, 2010, respectively.

On June 17, 2011, our board of directors declared a quarterly cash dividend payment of $0.23 per share payable on September 1, 2011 to all shareholders of record as of August 12, 2011. As of June 30, 2011, these dividends totaling $40.4 million had been accrued in other current liabilities on the accompanying Consolidated Balance Sheets. As a result of the timing of the declaration of dividends, no similar accruals were required in 2010.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of June 30, 2011 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the discussion regarding the October 2009 Cease and Desist Order (“the Cease and Desist Order”) issued by the California State Water Resources Control Board (the “Water Board”) to California American Water Company (“CAWC”) contained under Part I, Item 3, “Legal Proceedings” in our Form 10-K for the year ended December 31, 2010. As previously disclosed, the Cease and Desist Order, which we have appealed to the Superior Court of California, included the Water Board’s finding that CAWC has not implemented actions to terminate its unpermitted diversions from the Carmel River, as required by a 1995 Water Board administrative order. The Cease and Desist Order requires CAWC to reduce, and ultimately terminate by December 31, 2016, unpermitted diversions from the Carmel River. The Cease and Desist Order also requires CAWC to plan, design and implement, within 24 months of the date the Cease and Desist Order was issued, projects designed to reduce by at least 500 acre-feet per year CAWC’s unpermitted Carmel River diversions. On December 2, 2010, the California Public Utilities Commission approved a Regional Desalination Project, which will be built on the California central coast, north of Monterey. As part of this project, CAWC will construct a conveyance pipeline and will purchase water from the desalination facility, which is to be constructed and owned by two public agencies. The Regional Desalination Project is intended to fulfill CAWC’s obligation under the 1995 administrative order, in addition to other obligations. The Regional Desalination Project could, however, be subject to considerable delay due to, among other things, investigations and inquiries initiated by public authorities relating to an alleged conflict of interest concerning a board member of one of the public agencies. At this time, we are unable to predict the effect that these developments will have on the project or on its timing.

Also as previously reported, a proceeding was commenced against American Water Canada Corporation (“Canada Corp.”), our Canadian subsidiary, and its client by the Ontario Government alleging the violation of the Ontario Safe Drinking Water Act, in connection with the temporary failure of an alum pump used for disinfection of the Elgin Area drinking water system. On June 27, 2011, Canada Corp. and Ontario agreed that Canada Corp. would pay a fine of approximately 20 thousand dollars (U.S.) to resolve this proceeding. The fine has been paid and this matter is now complete.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

*10.1	Amendment 2011-1 to the Pension Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Form of Stock Unit Grant Agreement for Non-Employee Directors

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2011.

American Water Works Company, Inc. (Registrant)

/s/ Jeffry Sterba
Jeffry Sterba President and Chief Executive Officer (Principal Executive Officer)

/s/ Ellen C. Wolf
Ellen C. Wolf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	Amendment 2011-1 to the Pension Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Form of Stock Unit Grant Agreement for Non-Employee Directors

*31.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.