Form 10-Q
period 2011-09-30
American Water Works Company, Inc.
filed 2011-11-02
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2011
Common Stock, $0.01 par value per share	175,516,248 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,299,029 at September 30 and $3,134,094 at December 31	$10,647,307	$10,241,342
Nonutility property, net of accumulated depreciation of $161,955 at September 30 and $142,902 at December 31	140,537	142,554

Total property, plant and equipment	10,787,844	10,383,896

Current assets
Cash and cash equivalents	15,621	13,112
Restricted funds	46,864	94,066
Utility customer accounts receivable	184,235	145,747
Allowance for uncollectible accounts	(17,426)	(17,474)
Unbilled utility revenues	142,302	132,876
Other receivables, net	62,934	74,028
Income taxes receivable	134	6,473
Materials and supplies	30,491	27,743
Assets of discontinued operations	943,155	927,423
Other	71,151	46,788

Total current assets	1,479,461	1,450,782

Regulatory and other long-term assets
Regulatory assets	997,511	980,911
Restricted funds	19,729	26,718
Goodwill	1,195,510	1,195,585
Other	58,678	48,354

Total regulatory and other long-term assets	2,271,428	2,251,568

TOTAL ASSETS	$14,538,733	$14,086,246

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 175,508 and 174,996 shares outstanding at September 30 and December 31, respectively)	$1,755	$1,750
Paid-in-capital	6,173,781	6,156,675
Accumulated deficit	(1,848,338)	(1,959,235)
Accumulated other comprehensive loss	(68,555)	(71,446)
Treasury stock	0	(19)

Common stockholders’ equity	4,258,643	4,127,725
Preferred stock without mandatory redemption requirements	4,547	4,547

Total stockholders’ equity	4,263,190	4,132,272

Long-term debt
Long-term debt	5,361,531	5,394,135
Redeemable preferred stock at redemption value	21,984	22,135

Total capitalization	9,646,705	9,548,542

Current liabilities
Short-term debt	408,998	228,502
Current portion of long-term debt	8,949	36,092
Accounts payable	190,556	191,973
Taxes accrued, including income taxes of $0 at September 30 and December 31	47,962	37,053
Interest accrued	103,184	60,465
Liabilities of discontinued operations	388,157	384,595
Other	232,208	182,317

Total current liabilities	1,380,014	1,120,997

Regulatory and other long-term liabilities
Advances for construction	394,956	397,164
Deferred income taxes	1,235,554	1,088,121
Deferred investment tax credits	29,813	30,969
Regulatory liabilities	309,822	296,121
Accrued pension expense	340,951	421,408
Accrued postretirement benefit expense	212,357	215,217
Other	36,965	42,151

Total regulatory and other long-term liabilities	2,560,418	2,491,151

Contributions in aid of construction	951,596	925,556
Commitments and contingencies (See Note 9)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$14,538,733	$14,086,246

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues	$766,450	$748,953	$2,042,520	$1,941,883

Operating expenses
Operation and maintenance	345,757	346,180	993,434	960,779
Depreciation and amortization	88,424	84,005	263,027	246,759
General taxes	52,587	52,029	161,402	155,772
(Gain) loss on asset dispositions and purchases	(1,635)	211	(1,339)	166

Total operating expenses, net	485,133	482,425	1,416,524	1,363,476

Operating income	281,317	266,528	625,996	578,407

Other income (expenses)
Interest, net	(78,602)	(74,568)	(233,326)	(231,456)
Allowance for other funds used during construction	3,696	2,482	9,059	6,896
Allowance for borrowed funds used during construction	1,586	1,447	3,988	3,994
Amortization of debt expense	(1,251)	(1,275)	(3,798)	(3,202)
Other, net	13	505	(462)	2,564

Total other income (expenses)	(74,558)	(71,409)	(224,539)	(221,204)

Income from continuing operations before income taxes	206,759	195,119	401,457	357,203
Provision for income taxes	78,354	75,762	157,669	140,642

Income from continuing operations	128,405	119,357	243,788	216,561
Income from discontinued operations, net of tax	9,017	4,757	25,532	11,112

Net income	$137,422	$124,114	$269,320	$227,673

Other comprehensive income, net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $28 and $13 for the three months ended and $84 and $38 for the nine months ended, respectively	$44	$20	$131	$59
Actuarial loss, net of tax of $720 and $698 for the three months ended and $2,160 and $2,094 for the nine months ended, respectively	1,126	1,092	3,378	3,276
Foreign currency translation adjustment	(1,029)	348	(618)	256

Other comprehensive income	141	1,460	2,891	3,591

Comprehensive income	$137,563	$125,574	$272,211	$231,264

Basic earnings per common share: (a)
Income from continuing operations	$0.73	$0.68	$1.39	$1.24

Income from discontinued operations, net of tax	$0.05	$0.03	$0.15	$0.06

Net income	$0.78	$0.71	$1.53	$1.30

Diluted earnings per common share: (a)
Income from continuing operations	$0.73	$0.68	$1.38	$1.24

Income from discontinued operations, net of tax	$0.05	$0.03	$0.14	$0.06

Net income	$0.78	$0.71	$1.53	$1.30

Average common shares outstanding during the period:
Basic	175,547	174,859	175,426	174,785

Diluted	176,593	175,062	176,422	174,919

Dividends per common share	$0.23	$0.22	$0.90	$0.64

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$269,320	$227,673
Adjustments
Depreciation and amortization	263,027	246,759
Provision for deferred income taxes	144,654	146,084
Amortization of deferred investment tax credits	(1,156)	(1,170)
Provision for losses on utility accounts receivable	13,336	15,872
Allowance for other funds used during construction	(9,059)	(6,896)
(Gain) loss on asset dispositions and purchases	(1,339)	166
Pension and non-pension post retirement benefits	53,579	67,007
Other, net	7,301	31,087
Changes in assets and liabilities
Receivables and unbilled utility revenues	(55,647)	(93,258)
Income taxes receivable	(134)	11,526
Other current assets	(32,689)	(2,559)
Pension and non-pension post retirement benefit contributions	(134,821)	(110,739)
Accounts payable	(14,385)	(6,548)
Taxes accrued, including income taxes	17,289	5,716
Interest accrued	42,626	42,991
Other current liabilities	14,142	13,316

Net cash provided by operating activities	576,044	587,027

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(621,940)	(522,090)
Acquisitions	(6,381)	(1,670)
Proceeds from sale of assets and securities	7,044	150
Removal costs from property, plant and equipment retirements, net	(38,915)	(28,270)
Net restricted funds released	54,191	45,928

Net cash used in investing activities	(606,001)	(505,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	12,350	162,541
Repayment of long-term debt	(68,689)	(196,449)
Net borrowings under short-term debt agreements	211,543	78,998
Proceeds from employee stock plan issuances and DRIP	10,363	3,823
Advances and contributions for construction, net of refunds of $15,142 and $28,775 at September 30, 2011 and 2010, respectively	15,767	4,975
Change in bank overdraft position	(31,111)	(16,654)
Debt issuance costs	(552)	(5,089)
Redemption of preferred stock	(140)	(150)
Dividends paid	(117,463)	(111,825)
Other financing activities	398	0

Net cash provided by (used in) financing activities	32,466	(79,830)

Net increase in cash and cash equivalents	2,509	1,245
Cash and cash equivalents at beginning of period	13,112	22,256

Cash and cash equivalents at end of period	$15,621	$23,501

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$107,477	$96,383
Non-cash financing activity:
Long-term debt	$0	$111,000
Dividends accrued	$40,367	$0
Advances and contributions	$16,356	$21,474

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders’ Equity
Balance at December 31, 2010	174,996	$1,750	$6,156,675	$(1,959,235)	$(71,446)	(1)	$(19)	$4,547	$4,132,272
Net income	—	—	—	269,320	—	—	—	—	269,320
Direct stock reinvestment and purchase plan (DRIP), net of expense of $14	52	1	1,451	—	—	—	—	—	1,452
Employee stock purchase plan (ESPP)	91	1	2,604	—	—	—	—	—	2,605
Stock-based compensation activity	369	3	13,051	(593)	—	1	19	—	12,480
Other comprehensive income, net of tax of $2,244	—	—	—	—	2,891	—	—	—	2,891
Dividends	—	—	—	(157,830)	—	—	—	—	(157,830)

Balance at September 30, 2011	175,508	$1,755	$6,173,781	$(1,848,338)	$(68,555)	0	$0	$4,547	$4,263,190

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders’ Equity
Balance at December 31, 2009	174,630	$1,746	$6,140,077	$(2,076,287)	$(64,677)	0	$0	$4,557	$4,005,416
Net income	—	—	—	227,673	—	—	—	—	227,673
Direct stock reinvestment and purchase plan (DRIP), net of expense of $69	40	0	799	—	—	—	—	—	799
Employee stock purchase plan (ESPP)	85	1	1,390	—	—	7	127	—	1,518
Stock-based compensation activity	105	2	9,083	(367)	—	(7)	(127)	—	8,591
Subsidiary preferred stock redemption								(10)	(10)
Other comprehensive income, net of tax of $2,132	—	—	—	—	3,591	—	—	—	3,591
Dividends	—	—	—	(111,825)	—	—	—	—	(111,825)

Balance at September 30, 2010	174,860	$1,749	$6,151,349	$(1,960,806)	$(61,086)	0	$0	$4,547	$4,135,753

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at September 30, 2011, the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

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

Intangibles – Goodwill

In December 2010, the FASB issued authoritative guidance that modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update requires that for those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. Existing authoritative guidance requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for the Company beginning on January 1, 2011. The adoption of this update did not have a significant impact on the Company’s results of operations, financial position or cash flows.

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

Comprehensive Income

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. On October 21, 2011, the FASB tentatively decided to propose delaying the effective date of the presentation requirements for reclassification adjustments in the new guidance. This new guidance on the presentation of comprehensive income is effective for fiscal years and interim periods beginning after December 15, 2011. As the Company already presents the components of net income and other comprehensive income in one continuous statement, the adoption of the new guidance will not have an impact on its results of operations, financial position or cash flows.

Testing Goodwill for Impairment

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test that is currently in place. Under the new guidance, an entity will not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company is evaluating the specific provisions of the updated guidance, but does not expect the adoption of this guidance to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 3: Goodwill

At December 31, 2010, the Company’s goodwill totaled $1,250,692. During the first quarter of 2011, with the pending sale of the Company’s regulated businesses in Arizona, New Mexico and Texas, the Company allocated $46,465 of goodwill to discontinued operations, and reclassified all prior periods for that effect. In the second quarter of 2011, the Company classified its Ohio subsidiary as held for sale and allocated an additional $8,642 of goodwill to discontinued operations. At September 30, 2011, the Company’s goodwill of continuing operations totaled $1,195,510.

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

The following table summarizes the nine-month changes in the Company’s goodwill of continuing operations by reporting unit:

	Regulated Unit		Market-Based Unit		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2011	$3,399,884	$(2,332,670)	$235,990	$(107,619)	$3,635,874	$(2,440,289)	$1,195,585
Reclassifications and other activity	(75)	0	0	0	(75)	0	(75)

Balance at September 30, 2011	$3,399,809	$(2,332,670)	$235,990	$(107,619)	$3,635,799	$(2,440,289)	$1,195,510

Balance at January 1, 2010	$3,399,848	$(2,332,670)	$235,715	$(107,619)	$3,635,563	$(2,440,289)	$1,195,274
Reclassifications and other activity	36	0	275	0	311	0	311

Balance at September 30, 2010	$3,399,884	$(2,332,670)	$235,990	$(107,619)	$3,635,874	$(2,440,289)	$1,195,585

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

Note 4: Stockholders’ Equity

Common Stock

In March 2010, the Company established American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of September 30, 2011, there were 4,885 shares available for future issuance under the DRIP. The following table summarizes information regarding issuances under the DRIP for the nine months ended September 30, 2011 and 2010:

	2011	2010
Shares of common stock issued	52	40
Cash proceeds received	$1,466	$868

Cash dividend payments made during the three-month periods ending March 31, June 30 and September 30 were as follows:

	Three Months Ended September 30,		Three Months Ended June 30,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Dividends per share	$0.23	$0.22	$0.22	$0.21	$0.22	$0.21
Total dividends paid	$40,358	$38,457	$38,580	$36,689	$38,525	$36,679

On September 23, 2011 the Company declared a quarterly cash dividend payment of $0.23 per share payable on December 1, 2011 to all shareholders of record as of November 18, 2011. As of September 30, 2011, the Company had accrued dividends totaling $40,367 included in other current liabilities on the accompanying Consolidated Balance Sheets.

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of September 30, 2011, a total of 10,906 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$810	$1,323	$2,438	$3,177
Restricted stock units	1,275	1,551	4,179	4,437
Employee stock purchase plan	135	94	343	265

Stock-based compensation in operation and maintenance expense	2,220	2,968	6,960	7,879

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax benefit	(865)	(1,157)	(2,714)	(3,073)

After-tax stock-based compensation expense	$1,355	$1,811	$4,246	$4,806

There were no significant stock-based compensation costs capitalized during the nine months ended September 30, 2011 and 2010, respectively.

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

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2011, $4,223 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.6 years.

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	2,870	$21.38
Granted	736	27.08
Forfeited or expired	(38)	22.52
Exercised	(312)	21.27

Options outstanding at September 30, 2011	3,256	$22.67	4.57	$24,450

Exercisable at September 30, 2011	1,796	$21.34	3.73	$15,887

The following table summarizes additional information regarding stock options exercised during the nine months ended September 30, 2011 and 2010:

	2011	2010
Intrinsic value	$1,944	$52
Exercise proceeds	$6,645	$1,230

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

The grant date fair value of the restricted stock awards that have (a) market or performance conditions, (b) service conditions and (c) vest ratably is amortized through expense over the requisite service period using the graded-vesting method. As of September 30, 2011, $3,880 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.0 years.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2011	479	$22.60
Granted	205	29.95
Distributed	(81)	21.36
Forfeited	(9)	24.13
Undistributed vested awards	(8)	24.17

Nonvested total at September 30, 2011	586	$25.11

The following table summarizes additional information regarding restricted stock units distributed during the nine months ended September 30, 2011 and 2010:

	2011	2010
Intrinsic value	$1,980	$1,179
Income tax benefit	$99	$14

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $593 and $367 to retained earnings during the nine months ended September 30, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of September 30, 2011 there were 1,622 shares of common stock reserved for issuance under the ESPP. During the nine months ended September 30, 2011, the Company issued 91 shares under the ESPP.

Note 5: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures of the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity Date	September 30, 2011	December 31, 2010
Long-term debt of American Water Capital Corp. (“AWCC”) (a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	5.39%-10.00%	6.25%	2013-2040	3,089,409	3,117,696
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	5.07%	2011-2039	1,207,265	1,201,723
Mortgage bonds
Fixed rate	5.48%-9.71%	7.40%	2011-2039	697,849	730,991
Mandatory redeemable preferred stock	4.60%-9.75%	8.43%	2013-2036	22,707	22,844
Notes payable and other (b)	9.49%-13.96%	11.93%	2013-2026	1,841	5,689

Long-term debt				5,341,681	5,401,553
Unamortized debt discount, net (c)				44,898	51,154
Fair value adjustment to interest rate hedge				5,885	(345)

Total long-term debt				$5,392,464	$5,452,362

(a)	A wholly-owned subsidiary of the Company.
(b)	Includes capital lease obligations of $1,319 and $5,076 at September 30, 2011 and December 31, 2010, respectively.
(c)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2011:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-1.56%	2031	$12,350

Total issuances				$12,350

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during 2011:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes – fixed rate	6.00%-8.25%	2011-2039	$28,287
Other subsidiaries	Mortgage bonds – fixed rate	8.21%-9.71%	2011-2022	33,142
Other subsidiaries	Private activity bonds and government funded debt	0.00%-5.90%	2011-2034	6,876
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	140
Other	Capital leases and other			3,871

Total retirements and redemptions				$72,316

Included in the capital lease redemptions above is a non-cash redemption of $3,487 associated with a cancelled sublease and a capital lease arrangement.

Interest income included in interest, net is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$2,601	$2,531	$7,940	$7,448

In July 2010, the Company entered into an interest-rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company will pay variable interest of six-month LIBOR plus 3.422%. This fixed rate and pay variable rate interest swap is accounted for as a fair value hedge. The swap matures with the fixed-rate debt in 2017. The Company uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure.

At September 30, 2011 and December 31, 2010, the Company had a $100,000 notional amount variable interest-rate swap fair value hedge outstanding. The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

	September 30, 2011	December 31, 2010
Balance sheet classification:
Regulatory and other long-term assets
Other	$5,612	$0
Regulatory and other long-term liabilities
Other	$0	$898
Long-term debt
Long-term debt	$5,885	$(345)

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest, net:
Gain (loss) on swap	$4,896	$3,228	$6,510	$3,228
Gain (loss) on borrowing	$(4,797)	$(3,535)	$(6,230)	$(3,535)
Hedge ineffectiveness	$99	$(307)	$280	$(307)

Note 6: Short-Term Debt

The components of short-term debt are as follows:

	September 30, 2011	December 31, 2010
Revolving credit lines	$0	$2,734
Commercial paper, net of $33 and $10 discount at September 30 and December 31, respectively	389,567	175,290
Bank overdraft	19,431	50,478

Total short-term debt	$408,998	$228,502

Note 7: Income Taxes

The Company’s estimated annual effective tax rate for the nine months ended September 30, 2011 was 40.2% compared to 39.7% for the nine months ended September 30, 2010, excluding various discrete items. The Company’s actual effective tax rates on continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Actual effective tax rate on continuing operations	37.9%	38.8%	39.3%	39.4%

The actual effective tax rates in all periods presented were less than the estimated annual rates due to various discrete items.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic pension benefit cost:
Service cost	$8,410	$7,669	$25,231	$23,006
Interest cost	17,262	16,901	51,785	50,702
Expected return on plan assets	(18,027)	(14,189)	(54,081)	(42,564)
Amortization of:
Prior service cost	180	81	541	242
Actuarial loss	4,638	4,476	13,913	13,427

Net periodic pension benefit cost	$12,463	$14,938	$37,389	$44,813

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic other postretirement benefit cost:
Service cost	$3,484	$3,665	$10,453	$10,997
Interest cost	7,805	8,037	23,414	24,112
Expected return on plan assets	(7,195)	(6,093)	(21,584)	(18,279)
Amortization of:
Transition obligation	0	43	0	130
Prior service credit	(481)	(295)	(1,443)	(885)
Actuarial loss	1,783	2,040	5,350	6,119

Net periodic other postretirement benefit cost	$5,396	$7,397	$16,190	$22,194

The Company contributed $114,412 to its defined benefit pension plan in the first nine months of 2011. In October, the Company contributed $23,199. In addition, the Company contributed $20,409 for the funding of its other postretirement plans in the first nine months of 2011 and expects to contribute $6,803 during the balance of 2011.

Note 9: Commitments and Contingencies

The Company is also routinely involved in legal actions incident to the normal conduct of its business. At September 30, 2011, the Company has accrued approximately $1,300 as probable costs and it is reasonably possible that additional losses could range up to $12,200 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,052,000 at September 30, 2011. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2011 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,129,000 at September 30, 2011. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $5,500 and $6,630 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the balance of the accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016, or until the regional desalination project comes on line, whichever is earlier. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at September 30, 2011 and December 31, 2010 include $9,540 and $10,642, respectively, related to the NOAA agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Income from continuing operations	$128,405	$119,357	$243,788	$216,561
Income from discontinued operations, net of tax	9,017	4,757	25,532	11,112
Net income	137,422	124,114	269,320	227,673
Less: Distributed earnings to common shareholders	40,541	38,580	118,002	112,155
Less: Distributed earnings to participating securities	17	13	52	36

Undistributed earnings	96,864	85,521	151,266	115,482
Undistributed earnings allocated to common shareholders	96,820	85,491	151,199	115,444
Undistributed earnings allocated to participating securities	44	30	67	38

Total income from continuing operations available to common shareholders, basic	$128,344	$119,314	$243,669	$216,487

Total income available to common shareholders, basic	$137,361	$124,071	$269,201	$227,599

Weighted average common shares outstanding, basic	175,547	174,859	175,426	174,785

Basic earnings per share: (a)
Income from continuing operations	$0.73	$0.68	$1.39	$1.24

Income from discontinued operations, net of tax	$0.05	$0.03	$0.15	$0.06

Net income	$0.78	$0.71	$1.53	$1.30

(a)	Amounts may not sum due to rounding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted:
Total income from continuing operations available to common shareholders, basic	$128,344	$119,314	$243,669	$216,487
Income from discontinued operations, net of tax	9,017	4,757	25,532	11,112
Total income available to common shareholders, basic	137,361	124,071	269,201	227,599
Undistributed earnings allocated to participating securities	44	30	67	38
Total income from continuing operations available to common shareholders, diluted	$126,388	$119,344	$243,736	$216,525

Total income available to common shareholders, diluted	$137,405	$124,101	$269,268	$227,637

Weighted average common shares outstanding, basic	175,547	174,859	175,426	174,785
Stock-based compensation:
Restricted stock units	561	183	524	128
Stock options	484	18	471	5
Employee stock purchase plan	1	2	1	1

Weighted average common shares outstanding, diluted	176,593	175,062	176,422	174,919

Diluted earnings per share: (a)
Income from continuing operations	$0.73	$0.68	$1.38	$1.24

Income from discontinued operations, net of tax	$0.05	$0.03	$0.14	$0.06

Net income	$0.78	$0.71	$1.53	$1.30

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	728	1,873	728	1,873
Restricted stock units where certain performance conditions were not met	74	144	74	147

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

As of September 30, 2011	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$22,643	$27,630
Long-term debt (excluding capital lease obligations)	5,368,502	6,305,810

As of December 31, 2010	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$22,794	$25,475
Long-term debt (excluding capital lease obligations)	5,424,492	5,841,448

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2011 and December 31, 2010, respectively:

	At Fair Value as of September 30, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$66,593	—	—	$66,593
Rabbi trust investments	—	$779	—	779
Deposits	1,646	—	—	1,646
Mark-to-market derivative asset	—	5,612	—	5,612

Total assets	$68,239	$6,391	—	$74,630

Liabilities:
Deferred compensation obligation	—	$8,868	—	$8,868
Mark-to-market derivative liability	—	0	—	0

Total liabilities	—	8,868	—	8,868

Total net assets (liabilities)	$68,239	$(2,477)	—	$65,762

	At Fair Value as of December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$120,784	—	—	$120,784
Rabbi trust investments	—	$1,552	—	1,552
Deposits	1,381	—	—	1,381
Mark-to-market derivative asset	—	0	—	0

Total assets	$122,165	$1,552	—	$123,717

Liabilities:
Deferred compensation obligation	—	$9,180	—	$9,180
Mark-to-market derivative liability	—	898	—	898

Total liabilities	—	$10,078	—	$10,078

Total net assets (liabilities)	$122,165	$(8,526)	—	$113,639

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

Non-recurring Fair Value Measurements

As discussed in Note 3, no goodwill impairment was recognized by the Company’s continuing operations for the three and nine months ended September 30, 2011 and 2010, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within level 3 of the fair value hierarchy.

Note 13: Discontinued Operations

As part of the Company’s strategic review of its business investments, it has entered into agreements to sell assets or stock of certain subsidiaries.

In June 2011, the Company completed the sale of the assets of its Texas regulated subsidiary for proceeds of $6,245. A gain on the sale of the assets has been recognized for $142 ($87 after tax) and is included in the discontinued operating results presented in the accompanying financial statements. In the first quarter of 2011, the Company recognized a pretax impairment charge of $561 for the goodwill allocated to the Texas subsidiary.

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

The Company plans to use the majority of the proceeds from the above sales to reduce debt financing.

Operating results and the financial position of the four subsidiaries named above are included in the accompanying financial statements as discontinued operations.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues	$42,823	$37,993	$115,797	$104,339
Total operating expenses, net	28,633	30,566	74,513	86,743

Operating income	14,190	7,427	41,284	17,596
Other income (expense), net	106	177	580	(219)

Income from discontinued operations before income taxes	14,296	7,604	41,864	17,377
Provision for income taxes	5,279	2,847	16,332	6,265

Income from discontinued operations, net of tax	$9,017	$4,757	$25,532	$11,112

Operating expenses were lower in 2011 due to the cessation of depreciation for assets held for sale totaling $5,726 and $18,658 for the three and nine months ended September 30, 2011, respectively.

Assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets include the following:

	September 30, 2011	December 31, 2010
Assets:
Total property, plant and equipment	$824,627	$817,721
Current assets	24,363	17,421
Regulatory assets	38,145	35,096
Goodwill	54,546	55,107
Other	1,474	2,078

Total assets of discontinued operations	$943,155	$927,423

	September 30, 2011	December 31, 2010
Liabilities:
Long-term debt	$12,900	$17,272
Current portion of long-term debt	12,869	8,668
Other current liabilities	36,685	35,907
Advances for construction	209,518	214,045
Regulatory liabilities	5,637	7,622
Other	15,707	10,175
Contributions in aid of construction	94,841	90,906

Total liabilities of discontinued operations	$388,157	$384,595

Note 14: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments referred to as Regulated Businesses and Market-Based Operations.

The following table includes the Company’s summarized segment information from continuing operations, except as noted below:

	As of or for the Three Months Ended September 30, 2011
	Regulated Businesses	Market- Based Operations	Other	Consolidated
Net operating revenues	$682,363	$91,628	$(7,541)	$766,450
Depreciation and amortization	81,058	1,766	5,600	88,424
Total operating expenses, net	417,020	77,548	(9,435)	485,133
Income (loss) from continuing operations before income taxes	209,722	14,682	(17,645)	206,759
Total assets (1)	12,669,871	267,905	1,600,957	14,538,733
Capital expenditures (2)	229,102	1,046	0	230,148

	As of or for the Three Months Ended September 30, 2010
	Regulated Businesses	Market- Based Operations	Other	Consolidated
Net operating revenues	$675,087	$80,310	$(6,444)	$748,953
Depreciation and amortization	76,381	1,854	5,770	84,005
Total operating expenses, net	417,561	71,499	(6,635)	482,425
Income (loss) from continuing operations before income taxes	203,230	9,431	(17,542)	195,119
Total assets (1)	12,201,526	244,394	1,537,755	13,983,675
Capital expenditures (2)	193,540	1,271	0	194,811

	As of or for the Nine Months Ended September 30, 2011
	Regulated Businesses	Market- Based Operations	Other	Consolidated
Net operating revenues	$1,805,085	$259,916	$(22,481)	$2,042,520
Depreciation and amortization	239,435	5,645	17,947	263,027
Total operating expenses, net	1,212,086	232,023	(27,585)	1,416,524
Income (loss) from continuing operations before income taxes	424,804	29,585	(52,932)	401,457
Total assets (1)	12,669,871	267,905	1,600,957	14,538,733
Capital expenditures (2)	619,119	2,821	0	621,940

	As of or for the Nine Months Ended September 30, 2010
	Regulated Businesses	Market- Based Operations	Other	Consolidated
Net operating revenues	$1,730,544	$230,153	$(18,814)	$1,941,883
Depreciation and amortization	224,609	5,562	16,588	246,759
Total operating expenses, net	1,174,728	214,285	(25,537)	1,363,476
Income (loss) from continuing operations before income taxes	391,207	19,679	(53,683)	357,203
Total assets (1)	12,201,526	244,394	1,537,755	13,983,675
Capital expenditures (2)	516,598	5,492	0	522,090

(1)	The Regulated Businesses segment includes $943,155 and $926,855 of assets of discontinued operations as of September 30, 2011 and 2010, respectively.

(2)	The Regulated Businesses segment includes capital expenditures from discontinued operations totaling $15,619 and $17,096 for the nine months and $4,600 and $4,714 for the three months ended September 30, 2011 and 2010, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

As previously disclosed in our Form 10-K for the year ended December 31, 2010, as part of our portfolio optimization initiative, we entered into agreements to sell our regulated subsidiaries in Arizona and New Mexico as well as our regulated water and wastewater systems in Texas. The sale of the Texas subsidiary assets was completed in June 2011. In addition, on July 8, 2011, the Company entered into an agreement to sell our Ohio subsidiary. Therefore, the financial results of these entities have been presented as discontinued operations for all periods, unless otherwise noted. See Note 13 to Consolidated Financial Statements for further details on our discontinued operations.

Financial Results. Despite challenging weather events in the northeast region of the United States, American Water’s net income was $137.4 million for the third quarter of 2011, or diluted earnings per share of $0.78, compared to $124.1 million, or diluted earnings per share of $0.71, for the comparable quarter in 2010. Net income for 2011 is higher by $3.5 million, or $0.02 per share, as a result of the benefit from the cessation of depreciation on assets held by our discontinued operations in accordance with generally accepted accounting principles (“GAAP”). Net income from continuing operations was $128.4 million for the third quarter of 2011, compared to net income from continuing operations of $119.4 million for the third quarter of 2010. Diluted earnings from continuing operations per average common share was $0.73 for the third quarter of 2011 as compared to $0.68 for the third quarter of 2010.

For the nine months ended September 30, 2011, American Water’s net income was $269.3 million, or diluted earnings per share of $1.53 compared to $227.7 million, or diluted earnings per share of $1.30, for the nine months ended September 30, 2010. Net income for 2011 is higher by $11.4 million, or $0.06 per share, as a result of the benefit from the cessation of depreciation on assets held by our discontinued operations in accordance with GAAP. Net income from continuing operations was $243.8 million for the nine months ended September 30, 2011, compared to net income from continuing operations of $216.6 million for the nine months ended September 30, 2010. Diluted income from continuing operations per average common share was $1.38 for the nine months ended September 30, 2011, as compared to $1.24 for the nine months ended September 30, 2010.

The primary drivers contributing to these increases in net income from continuing operations for both the three and nine months ended September 30, 2011 were increased revenues resulting from rate increases as well as higher revenues in our Market-Based Operations segment partially offset by higher depreciation and amortization expense and general taxes. Also, partially offsetting the increase for the nine months ended September 30, 2011, compared to the same period in 2010, was an increase in operation and maintenance expense. For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

In 2011, our goals are to implement the execution of the portfolio optimization, resolve rate cases outstanding at the beginning of 2011, initiate state specific efforts to address the decline in water usage, continue improvement in our operation and maintenance expense (“O&M”) efficiency ratio, increase our earned rate of return to more closely align with that which is authorized by the PUCs, selectively expand our Market-Based Operations business, as well as optimize our municipal contract operations’ business model. We continue to make progress on our goals. The progress that we have made in the first nine months of 2011 with respect to portfolio optimization, resolution of rate cases and O&M efficiency ratio is described below.

Implementation of Portfolio Optimization Initiative. We continue to execute our plan for optimizing our portfolio. The Missouri-American Water Company’s acquisition of 11 regulated water systems and 48 wastewater systems in Missouri was completed in May 2011 for a purchase price of $3.3 million. The acquisition adds 1,700 water and nearly 2,000 wastewater customers. Also, in June 2011, we completed the sale of our Texas subsidiary’s assets.

We continue to move forward with the divestiture of our regulated water and wastewater operating companies located in Arizona and New Mexico. To date, filings have been made with the respective PUCs in these states. At the present time, we expect to consummate the divestiture of our Arizona and New Mexico subsidiaries in late 2011 or early 2012.

On July 8, 2011, we entered into an agreement to purchase seven regulated water systems in New York for approximately $71 million, adding approximately 50,000 customers to New York regulated operations. In a separate agreement, American Water will sell its eight regulated water systems and one wastewater system in Ohio for approximately $89 million, plus assumed liabilities of approximately $31 million for an estimated enterprise value of approximately $120 million. Ohio American Water serves approximately 58,000 customers. The completion of both transactions is subject to customary closing conditions including regulatory approval by public utility commissions in both New York and Ohio. The closing on these transactions is expected in early 2012.

Resolving Rate Cases. For the three and nine months ended September 30, 2011, we were granted additional annualized revenue from rate authorizations of $4.8 million and $15.5 million, respectively. Also, during the three and nine months ended September 30, 2011, we were granted $3.3 million and $17.6 million in additional annualized revenues, respectively, assuming constant sales volumes, from infrastructure charges. The table below details the additional annualized revenues resulting from such rate authorizations by state:

	Annualized Rate Increases Granted
	For the three months ended September 30, 2011	For the nine months ended September 30, 2011

	(In millions)
State
General Rate Cases:
Tennessee	—	$5.6
West Virginia	—	5.1
Virginia (a)	$4.8	4.8

Total General Rate cases	$4.8	$15.5

Infrastructure charges:
Pennsylvania	$3.1	$10.8
Missouri	—	3.6
Illinois	—	2.0
Other	0.2	1.2

Total Infrastructure charges	$3.3	$17.6

(a)	The new rates provide for additional annualized revenue of $4.3 million for jurisdictional customers and a $0.5 million increase for non-jurisdictional customers which are not subject to commission filing. This increase approximates what we had been collecting since August 2010 under interim rates.

On July 29, 2011, new rates, which would provide for an additional $2.3 million of annualized revenues, were put into effect under bond subject to refund for our Iowa subsidiary. There is no assurance that the bonded amount, or any portion thereof, will be approved.

In October 2011, additional annualized revenue of $5.6 million and $2.2 million resulting from infrastructure charges in our Pennsylvania and Missouri subsidiaries, respectively, became effective.

Additionally, in October 2011, settlements, or partial settlements have been reached in our general rate cases in Pennsylvania, Iowa and Hawaii, which could provide $39.8 million in additional annualized revenues, if approved, in accordance with the settlement agreements. All settlements are pending regulatory approvals and are all subject to change. Details of these cases will be released upon final approval.

During the third quarter of 2011, we filed general rate cases in Ohio and New Jersey requesting additional annualized revenue of $8.3 million and $95.5 million, respectively. Also, on October 27, 2011, we filed a general rate case in Illinois requesting additional annualized revenues of $37.8 million. As of November 2, 2011, including the aforementioned Illinois case and excluding the cases with settlements, we are awaiting final orders in ten states, requesting additional annualized revenues of $276.6 million. There is no assurance that the requested amount of any increase, or any portion of the requested increases, will be granted.

Continue Improvement in O&M Efficiency Ratio for our Regulated Businesses. Our O&M efficiency ratio (a non-GAAP measure) is defined as our regulated operation and maintenance expense divided by regulated operating revenues where both operation and maintenance expense and operating revenues are adjusted to eliminate purchased water expense. Our O&M efficiency ratio for the three and nine months ended September 30, 2011 was 39.6% and 43.3%, respectively, compared to 40.6% and 44.1%, respectively, for the three and nine months ended September 30, 2010. We evaluate our operating performance using this measure as it is the primary measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures or deemed more useful than the GAAP information provided elsewhere in this report. The following table provides a reconciliation between operation and maintenance expense and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our O&M efficiency ratio for the three and nine months ended September 30, 2011 as compared to the same periods ended September 30, 2010:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Total regulated O&M expense	$288,147	$293,261	$824,483	$806,225
Less: Regulated purchased water	29,892	31,784	76,272	78,205

Adjusted regulated O&M expense(a)	$258,255	$261,477	$748,211	$728,020

Total regulated operating revenues	$682,363	$675,087	$1,805,085	$1,730,544
Less: Regulated purchased water expense*	29,892	31,784	76,272	78,205

Adjusted regulated operating revenues(b)	$652,471	$643,303	$1,728,813	$1,652,339

Regulated O&M efficiency ratio(a)/(b)	39.6%	40.6%	43.3%	44.1%

*	Note calculation assumes purchased water revenues approximate purchased water expenses.

Consolidated Results of Operations and Variances

	For the three months ended September 30,			For the nine months ended September 30,
	(In thousands except per share data)
	2011	2010	Favorable (Unfavorable) Change	2011	2010	Favorable (Unfavorable) Change
Operating revenues	$766,450	$748,953	$17,497	$2,042,520	$1,941,883	$100,637

Operating expenses
Operation and maintenance	345,757	346,180	423	993,434	960,779	(32,655)
Depreciation and amortization	88,424	84,005	(4,419)	263,027	246,759	(16,268)
General taxes	52,587	52,029	(558)	161,402	155,772	(5,630)
(Gain) loss on asset dispositions and purchases	(1,635)	211	1,846	(1,339)	166	1,505

Total operating expenses, net	485,133	482,425	(2,708)	1,416,524	1,363,476	(53,048)

Operating income	281,317	266,528	14,789	625,996	578,407	47,589

Other income (expenses)
Interest, net	(78,602)	(74,568)	(4,034)	(233,326)	(231,456)	(1,870)
Allowance for other funds used during construction	3,696	2,482	1,214	9,059	6,896	2,163
Allowance for borrowed funds used during construction	1,586	1,447	139	3,988	3,994	(6)
Amortization of debt expense	(1,251)	(1,275)	24	(3,798)	(3,202)	(596)
Other, net	13	505	(492)	(462)	2,564	(3,026)

Total other income (expenses)	(74,558)	(71,409)	(3,149)	(224,539)	(221,204)	(3,335)

Income from continuing operations before income taxes	206,759	195,119	11,640	401,457	357,203	44,254
Provision for income taxes	78,354	75,762	(2,592)	157,669	140,642	(17,027)

Income from continuing operations	128,405	119,357	9,048	243,788	216,561	27,227
Income from discontinued operations, net of tax	9,017	4,757	4,260	25,532	11,112	14,420

Net income	$137,422	$124,114	$13,308	$269,320	$227,673	$41,647

Basic earnings per common share:(a)
Income from continuing operations	$0.73	$0.68		$1.39	$1.24

Income from discontinued operations, net of tax	$0.05	$0.03		$0.15	$0.06

Net income	$0.78	$0.71		$1.53	$1.30

Diluted earnings per common share:(a)
Income from continuing operations	$0.73	$0.68		$1.38	$1.24

Income from discontinued operations, net of tax	$0.05	$0.03		$0.14	$0.06

Net income	$0.78	$0.71		$1.53	$1.30

Average common shares outstanding during the period:
Basic	175,547	174,859		175,426	174,785
Diluted	176,593	175,062		176,422	174,919

(a)	Amounts may not sum due to rounding.

The following is a summary discussion of the consolidated results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

Operating revenues. Consolidated operating revenues for the three months ended September 30, 2011 increased $17.5 million, or 2.3%, compared to the same period in 2010. This change reflects a $7.3 million increase in our Regulated Businesses segment, which was mainly attributable to rate increases, and an $11.3 million increase in our Market-Based Operations segment, which was primarily due to an $8.2 million increase in the Contract Operations Group revenues primarily related to our military services contracts. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the three months ended September 30, 2011 remained relatively unchanged compared to the same period in 2010. Our Market-Based Operations segment increased by $7.0 million and was offset by a decrease in our Regulated Businesses of $5.1 million and by lower severance costs in 2011 as 2010 reflected costs associated with changes in certain senior management positions. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $4.4 million, or 5.3%, for the three months ended September 30, 2011, compared to the same period in the prior year, as a result of additional utility plant placed in service.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, remained relatively unchanged for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

Other income (expenses). Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $4.0 million, or 5.4% for the three months ended September 30, 2011, compared to the same period in the prior year. This increase was primarily due to the accelerated amortization in 2010 of $3.6 million in unamortized debt discounts associated with debt that was redeemed in July 2010.

Provision for income taxes. Our consolidated provision for income taxes increased $2.6 million, or 3.4%, to $78.4 million for the three months ended September 30, 2011. The effective tax rates for the three months ended September 30, 2011 and 2010 were 37.9% and 38.8%, respectively. The rate for the three months ended September 30, 2011 includes a $4.5 million tax benefit related to one of our operating companies contributing non-utility property to a county authority within its operating area.

Income from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio have been classified as discontinued operations for all periods presented. The increase in income from discontinued operations, net of tax, is primarily related to the cessation of depreciation in accordance with GAAP for the three months ended September 30, 2011. Under GAAP, operations that are considered discontinued operations cease to depreciate their assets. Had these assets been depreciated in 2011, net income and earnings per share for the three months ended September 30, 2011 would have been reduced by $3.5 million and $0.02, respectively.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

Operating revenues. Consolidated operating revenues for the nine months ended September 30, 2011 increased $100.6 million, or 5.2%, compared to the same period in 2010. This change reflects a $74.5 million increase in our Regulated Businesses segment, which was mainly attributable to rate increases, and a $29.8 million increase in our Market-Based Operations segment, which was primarily the result of a $22.5 million increase in the Contract Operations Group revenues primarily related to our military services contracts. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the nine months ended September 30, 2011 increased $32.7 million, or 3.4%, compared to the same period in 2010. This change was driven by an $18.3 million increase in our Regulated Businesses segment and a $17.8 million increase in our Market-Based Operations segment partially offset by the lower severance costs in 2011 as 2010 reflected costs associated with changes in certain senior management positions. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $16.3 million, or 6.6%, for the nine months ended September 30, 2011, compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $5.6 million, or 3.6%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. This increase was principally due to higher gross receipts taxes of $3.2 million, primarily in our New Jersey regulated subsidiary, as well as property taxes of $2.1 million, mainly in our Indiana regulated subsidiary.

Other income (expenses). Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $1.9 million, or 0.8%, for the nine months ended September 30, 2011, compared to the same period in the prior year. This increase is due to increased borrowings in 2011, mainly commercial paper, as well as the fact that 2010 included the $3.6 million accelerated amortization in unamortized debt discounts associated with debt that was redeemed in July 2010. These increases were partially offset by a decrease in 2011 due to $3.1 million in accelerated amortization in unamortized debt discounts associated with debt that was redeemed during the first quarter of 2011. Additionally, other income is lower in 2011 compared to 2010 as 2010 included $1.3 million attributable to the release of the remaining balance of a loss reserve due to the resolution of the outstanding issues and uncertainties.

Provision for income taxes. Our consolidated provision for income taxes increased $17.0 million, or 12.1%, to $157.7 million for the nine months ended September 30, 2011. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 39.3% and 39.4%, respectively. The effective tax rates in 2011 and 2010 include discrete items.

Income from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio have been classified as discontinued operations for all periods presented. The increase in income from discontinued operations, net of tax, is primarily related to the cessation of depreciation for our Arizona, New Mexico, Texas and Ohio subsidiaries in accordance with GAAP for the nine months ended September, 2011. Had these assets been depreciated in 2011, net income and earnings per share for the nine months ended September 30, 2011 would have been reduced by $11.4 million and $0.06, respectively.

Segment Results

We have two operating segments, which are also our reportable segments: the Regulated Businesses and the Market-Based Operations. These segments are determined based on how we assess performance and allocate resources. Prior to the first quarter of 2011, management evaluated the performance of its segments and allocated resources based on several factors, with the primary measure being Adjusted EBIT. Beginning in 2011, as management has become increasingly more focused on the overall contribution of the segment to the consolidated results, the Adjusted EBIT measure has been replaced by income from continuing operations before income taxes. All financial information in the Regulated Segment discussion below reflects only continuing operations.

Regulated Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase
	(In thousands)
Operating revenues	$682,363	$675,087	$7,276	$1,805,085	$1,730,544	$74,541
Operation and maintenance expense	288,147	293,261	(5,114)	824,483	806,225	18,258
Operating expenses, net	417,020	417,561	(541)	1,212,086	1,174,728	37,358
Income from continuing operations before income taxes	209,722	203,230	6,492	424,804	391,207	33,597

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is generally subject to state regulation and our results of operations are impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate.

Operating revenues increased by $7.3 million, or 1.1%, for the three months ended September 30, 2011 and $74.5 million, or 4.3%, for the nine months ended September 30, 2011 as compared to the same periods in 2010. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the impact was approximately $26.7 million and $111.8 million for the three and nine months ending September 30, 2011, respectively. Partially offsetting the rate related increases were decreased revenues of $18.3 million and $41.1 million for the three and nine months ending September 30, 2011, respectively, which is attributable to decreased consumption in 2011 compared to 2010. The following table sets forth the percentage of Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the three months ended September 30,
	2011		2010*		2011		2010*
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)
Customer Class
Water service:
Residential	$389,736	57.1%	$391,628	58.0%	57,184	52.2%	59,723	52.5%
Commercial	141,269	20.7%	138,129	20.5%	25,388	23.2%	26,433	23.2%
Industrial	31,518	4.6%	30,822	4.5%	11,379	10.4%	11,688	10.3%
Public and other	84,704	12.4%	82,777	12.3%	15,602	14.2%	15,927	14.0%
Other water revenues	4,584	0.7%	4,179	0.6%	—	—	—	—

Total water revenues	651,811	95.5%	647,535	95.9%	109,553	100.0%	113,771	100.0%

Wastewater service	19,400	2.9%	17,478	2.6%
Other revenues	11,152	1.6%	10,074	1.5%

	$682,363	100.0%	$675,087	100.0%

*	Certain reclassifications have been made between customer classes to conform to the 2011 presentation.

	For the nine months ended September 30,
	2011		2010*		2011		2010*
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)
Customer Class
Water service:
Residential	$1,022,953	56.6%	$987,683	57.1%	138,794	51.3%	143,524	51.5%
Commercial	360,338	20.0%	344,416	19.9%	61,841	22.9%	63,564	22.8%
Industrial	88,567	4.9%	83,740	4.8%	30,140	11.1%	30,307	10.9%
Public and other	229,546	12.7%	219,532	12.7%	39,628	14.7%	41,063	14.8%
Other water revenues	15,902	0.9%	17,653	1.0%	—	—	—	—

Total water revenues	1,717,306	95.1%	1,653,024	95.5%	270,403	100.0%	278,458	100.0%

Wastewater service	57,302	3.2%	51,207	3.0%
Other revenues	30,477	1.7%	26,313	1.5%

	$1,805,085	100.0%	$1,730,544	100.0%

*	Certain reclassifications have been made between customer classes to conform to the 2011 presentation.

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated billed water sales volumes in gallons by customer class. While our New Jersey subsidiary’s volume for the three and nine months ended September 31, 2011 was down 11.5% and 5.9%, respectively, compared to the same periods in the prior year, our geographic diversity reduced that impact on our overall results.

Water Services –Water service operating revenues from residential customers for the three months ended September 30, 2011 totaled $389.7 million, a $1.9 million decrease, or 0.5%, compared to the three months ended September 30, 2010. The volume of water sold to residential customers decreased by 4.3% for the three months ended September 30, 2011 to 57.2 billion gallons, from 59.7 billion gallons for the same period in 2010. The majority of this decrease occurred in our New Jersey, Pennsylvania and New York subsidiaries mainly as a result of the extreme wet weather conditions, including the impacts associated with Hurricane Irene and other severe storms in the Northeast this quarter that created extended service interruptions in certain of our operating areas and even, in some cases, a loss in customers. The magnitude of these business interruption losses, related to the hurricane and the other severe storms, is still being evaluated. Upon completion of such evaluations, claims will be submitted to insurance carriers for such losses. Water service operating revenues from residential customers totaled $1,023.0 million for the nine months ended September 30, 2011, a $35.3 million or 3.6% increase over the same period of 2010, mainly due to rate increases partially offset by decreases in sales volume. The volume of water sold to residential customers decreased by 3.3% for the nine months ended September 30, 2011 to 138.8 billion gallons, from 143.5 billion gallons for the same period in 2010. We believe that factors contributing to the decline include the aforementioned weather conditions in the third quarter, an increased customer focus on conservation, the use of more efficient appliances, and the current economic climate. The extent to which these items individually contribute to the overall decline is difficult to measure.

Water service operating revenues from commercial water customers for the three and nine months ended September 30, 2011 increased by $3.1 million, or 2.3%, to $141.3 million and $15.9 million, or 4.6%, to $360.3 million, respectively, compared to the same periods in 2010. These increases were mainly due to rate increases partially offset by decreases in sales volume. The volume of water sold to commercial customers decreased by 4.0% for the three months ended September 30, 2011, to 25.4 billion gallons, from 26.4 billion gallons for the three months ended September 30, 2010, which we attribute to the wetter weather conditions in New Jersey, Pennsylvania and New York. Water volume sold to commercial customers decreased by 2.7% for the nine months ended September 30, 2011, to 61.8 billion gallons, from 63.6 billion gallons compared to the same period in 2010. We believe that factors contributing to this decline include wetter weather conditions, an increased customer focus on conservation as well as the current economic climate in certain areas in which we operate. Similar to the above, the extent to which these items individually contribute to the overall decline is difficult to measure.

Water service operating revenues from industrial customers totaled $31.5 million for the three months ended September 30, 2011, an increase of $0.7 million, or 2.3%, from those recorded for the same period of 2010, mainly due to rate increases offset by a decrease in sales volume. The volume of water sold to industrial customers totaled 11.4 billion gallons for the three months ended September 30, 2011, a decrease of 2.6% from the 11.7 billion gallons for the three months ended September 30, 2010. Similar to the residential and commercial classes above, a large portion of this decline was attributable to our New Jersey and Pennsylvania subsidiaries. For the nine months ended September 30, 2011, water service operating revenues from industrial customers totaled $88.6 million, an increase of $4.8 million, or 5.8%, compared to the same period of 2010, mainly due to rate increases offset by a decrease in sales volume. The volume of water sold to industrial customers totaled 30.1 billion gallons for the nine months ended September 30, 2011, a decrease of 0.6% from the 30.3 billion gallons for the nine months ended September 30, 2010.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $1.9 million, or 2.3% to $84.7 million, for the three months ended September 30, 2011 from $82.8 million in the same period of 2010. For the nine months ended September 30, 2011, these revenues increased $10.0 million, or 4.6% to $229.5 million, from $219.5 million in 2010. These increases are mainly due to rate increases.

Wastewater services – Our subsidiaries provide wastewater services in nine states. Revenues from these services increased by $1.9 million, or 11.0%, to $19.4 million for the three months ended September 30, 2011, from the same period of 2010. Revenues from these services for the nine months ended September 30, 2011 increased by $6.1 million, or 11.9%, to $57.3 million, compared to the same period of 2010. The increase in both periods is primarily attributable to rate increases in a number of our operating companies.

Other revenues – Other revenues include such items as reconnection charges, initial application service fees, rental revenues, revenue collection services for others and similar items. The increase in revenues for both the three and nine months ended September 30, 2011, as compared to the same periods in the prior year, was mainly the result of increased rental revenues.

Operation and maintenance. Operation and maintenance expense decreased $5.1 million, or 1.7%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Operation and maintenance expense increased $18.3 million, or 2.3%, for the nine months ended September 30, 2011, compared to the same period in the prior year. The following table provides information regarding operation and maintenance expense for the three and nine months ended September 30, 2011 and 2010, by major expense category:

Production costs and employee-related costs, which account for approximately 70% of the total Regulated Businesses operation and maintenance expense, are discussed in more detail below.

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Increase (Decrease)	Percentage	2011	2010	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$78,800	$82,069	$(3,269)	(4.0%)	$203,084	$205,552	$(2,468)	(1.2%)
Employee-related costs	126,048	125,301	747	0.6%	368,539	358,760	9,779	2.7%
Operating supplies and services	43,772	45,293	(1,521)	(3.4%)	140,498	129,946	10,552	8.1%
Maintenance materials and services	17,335	17,430	(95)	(0.5%)	50,978	50,969	9	0.0%
Customer billing and accounting	12,639	12,216	423	3.5%	33,776	35,058	(1,282)	(3.7%)
Other	9,553	10,952	(1,399)	(12.8%)	27,608	25,940	1,668	6.4%

Total	$288,147	$293,261	$(5,114)	(1.7%)	$824,483	$806,225	$18,258	2.3%

Production costs, including fuel and power, purchased water, chemicals and waste disposal costs decreased $3.3 million, or 4.0%, for the three months ended September 30, 2011, compared to the same period in the prior year. For the nine month period, these costs decreased $2.5 million, or 1.2%. Production costs, by major expense type were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Increase (Decrease)	Percentage	2011	2010	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$26,338	$26,993	$(655)	(2.4%)	$67,808	$68,036	$(228)	(0.3%)
Purchased Water	29,892	31,784	(1,892)	(6.0%)	76,272	78,205	(1,933)	(2.5%)
Chemicals	15,216	16,211	(995)	(6.1%)	37,221	39,071	(1,850)	(4.7%)
Waste disposal	7,354	7,081	273	3.9%	21,783	20,240	1,543	7.6%

Total	$78,800	$82,069	$(3,269)	(4.0%)	$203,084	$205,552	$(2,468)	(1.2%)

The decrease in purchased water for the three and nine month periods was primarily due to decreases in usage, most notably in our New Jersey subsidiary, due to the wet weather conditions previously discussed, as well as in our California subsidiary as customer needs were met with internally produced water. The decrease in chemicals for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, is mainly attributable to the decline in usage. This decline was attributable to higher consumption in 2010 as a result of much drier and warmer weather in the Northeast region of the United States. Also, contributing to the 2011 decrease is favorable pricing in some of our operating companies. The increase in waste disposal costs for the nine month period is due to increased rates in one of our subsidiaries.

Employee-related costs, including wage and salary, group insurance, and pension expense, increased $0.7 million, or 0.6%, for the three months ended September 30, 2011, compared to the same period in the prior year. These employee-related costs represent approximately 44% of regulated operation and maintenance expense for the three months ended September 30, 2011 and 2010. These costs also increased $9.8 million, or 2.7%, for the nine months ended September 30, 2011, compared to the same period in the prior year. These employee-related costs represent approximately 45% of regulated operation and maintenance expense for the nine months ended September 30, 2011 and 2010. The following table provides information with respect to components of employee-related costs for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Increase (Decrease)	Percentage	2011	2010	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$85,591	$85,461	$130	0.2%	$247,467	$246,091	$1,376	0.6%
Pensions	16,309	16,236	73	0.4%	49,150	42,808	6,342	14.8%
Group insurance	19,471	19,403	68	0.4%	58,190	57,531	659	1.1%
Other benefits	4,677	4,201	476	11.3%	13,732	12,330	1,402	11.4%

Total	$126,048	$125,301	$747	0.6%	$368,539	$358,760	$9,779	2.7%

For the three months ended September 30, 2011, salaries and wages were relatively unchanged with increased incentive expenses of $2.7 million and annual wage increases offset by vacant positions and lower severance expense as compared to the same period in the prior year. For the nine months ended September 30, 2011, salaries and wages increased $1.4 million primarily due to higher incentive compensation expense of $3.7 million. Additionally, salaries and wages increased due to annual wage increases and were partially offset by lower amounts of severance expense and vacant positions as compared to the same period in the prior year. The increase in pension expense for the nine months ended September 30, 2011 was primarily due to increased contributions in certain of our regulated operating companies whose costs and revenue requirements are based on the minimum amount required by the Employee Retirement Income Security Act of 1974. Other benefits increased for the nine months largely due to the implementation of an incentive program in 2011 that encourages employees to maintain or improve their health.

Operating supplies and services include expenses for office operation, legal and other professional services, including transportation expenses, information systems rental charges and other office equipment rental charges. Overall these costs decreased $1.5 million, or 3.4%, for the three months ended September 30, 2011 and increased $10.6 million, or 8.1%, for the nine months ended September 30, 2011, respectively, compared to the same periods in the prior year. Contributing to the three month decrease and offsetting the nine month increase were lower office expenses, as well as lower expenses attributable to fines and penalties expenses for the three and nine month periods ended September 30, 2011, compared to the same periods in 2010. The three and nine month periods in 2011 include the recording of an anticipated recovery of $2.2 million of expenses related to costs incurred as a result of severe weather storms, primarily Hurricane Irene, which have been recorded in their respective expense lines. Additionally, the same periods in 2010 included the establishment of $1.4 million in reserves for assets not recoverable associated with the California rate case. Also included in the 2010 periods was the reversal of a $3.5 million payment previously made by our California operating company to the California Department of Fish and Game (“CDFG”) on behalf of the National Oceanographic and Atmospheric Administration (“NOAA”). This reversal was the result of an advice letter issued by the California Public Utility Commission which allowed for rate recovery of such payment. Also, impacting the nine month period ended September 30, 2011 as compared to the same period in 2010 were higher contracted services of $8.8 million and increased transportation expenses of $1.4 million. Contract services increased due to backfilling positions, including those left open by individuals assigned to our business transformation project, as well as the use of contractors for other specific projects, and increased transportation expense primarily related to higher gasoline prices than those in the prior year.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. The decrease of $1.4 million for the three months ended September 30, 2011 was primarily due to lower insurance costs due to lower premiums. The increase of $1.7 million for the nine months ended September 30, 2011, was mainly driven by higher insurance costs as 2010 insurance costs reflected incremental credits resulting from positive resolution of prior years’ claims partially offset by lower premiums in 2011.

Operating expenses. The decrease in operating expenses for the three months ended September 30, 2011 is primarily due to the decrease in operation and maintenance expense, as explained above, in addition to a $1.6 million gain associated with the purchase of assets in Missouri, offset by higher depreciation expense of $4.7 million and increased general taxes of $1.4 million. For the nine months ended September 30, 2011, the increase in operating expenses is primarily due to the increase in operation and maintenance expense, as explained above, as well as higher depreciation expense of $14.8 million and increased general taxes of $5.9 million offset by the $1.6 million gain on purchase of assets in Missouri. The higher depreciation for both the three months and nine months ended September 30, 2011 is the result of additional utility plant placed in service. The increase in general taxes for both the three and nine months ended September 30, 2011 is principally attributable to higher gross receipts taxes in our New Jersey regulated subsidiary and higher property taxes in our Indiana regulated subsidiary.

Income from continuing operations before income taxes. The $6.5 million and $33.6 million increases, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year, are the result of the aforementioned variations in operating revenue and operating expenses.

Market-Based Operations

The following table provides certain financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	Increase	2011	2010	Increase
	(In thousands)
Operating revenues	$91,628	$80,310	$11,318	$259,916	$230,153	$29,763
Operation and maintenance expense	74,519	67,520	6,999	221,455	203,698	17,757
Operating expenses, net	77,548	71,499	6,049	232,023	214,285	17,738
Income from continuing operations before income taxes	14,682	9,431	5,251	29,585	19,679	9,906

Operating revenues. The net increase in revenues for the three months ended September 30, 2011, compared to the same period in 2010, is primarily attributable to an increase in the Contract Operations Group revenues of $8.2 million. This increase is mainly the result of incremental revenues associated with military construction and operations & maintenance projects of $11.0 million, partially offset by lower revenues associated with other expired and terminated contracts.

The net increase in revenues for the nine months ended September 30, 2011 compared to the same period in 2010 is also primarily attributable to an increase in the Contract Operations Group revenues of $22.5 million, which is also attributable to incremental revenues associated with military construction and operations and maintenance projects totaling $37.1 million, partially offset by lower revenues associated with expired and terminated contracts.

Operation and maintenance. Operation and maintenance expense increased $7.0 million, or 10.4%, and $17.8 million, or 8.7%, for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010.

The following table provides information regarding operation and maintenance expense for the three and nine months ended September 30, 2011 and 2010, by major expense category:

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Increase (Decrease)	Percentage	2011	2010	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$12,532	$12,329	$203	1.6%	$37,613	$41,911	$(4,298)	(10.3%)
Employee-related costs	20,934	22,418	(1,484)	(6.6%)	61,404	65,717	(4,313)	(6.6%)
Operating supplies and services	29,788	23,655	6,133	25.9%	86,861	67,088	19,773	29.5%
Maintenance materials and services	9,129	8,205	924	11.3%	29,142	26,556	2,586	9.7%
Other	2,136	913	1,223	134.0%	6,435	2,426	4,009	165.3%

Total	$74,519	$67,520	$6,999	10.4%	$221,455	$203,698	$17,757	8.7%

Production costs are comprised of fuel and power, purchased water, chemicals and waste disposal costs. Production costs for the three months ended September 30, 2011 increased only $0.2 million, compared to the same period in 2010. For the nine months ended September 30, 2011, the overall decrease is mainly attributable to decreased fuel and purchased power as well as chemical costs as compared to the same period in the prior year as a result of the cessation of costs related to contracts that terminated and expired during the first half of 2010.

Employee-related costs, including wage and salary, group insurance, and pension expense, decreased for the three and nine months ended September 30, 2011 primarily due to lower expenses due to expired and terminated contracts and lower incentive compensation costs partially offset by increased costs associated with our military contracts. Additionally, for the nine months ended September 30, 2011, costs were also lower due to reduced headcount attributable to both eliminated as well as vacant positions compared to the same period in 2010.

Operating supplies and services consist primarily of contracted services and expenses for office operation, legal and other professional services, transportation expenses, as well as information systems rental charges and other office equipment rental charges. The increase in these expenses for the three and nine months ended September 30, 2011 was primarily attributable to the higher expenses in our Contract Operations Group, which are related to increased activity in our military construction projects, corresponding with the increase in revenues, partially offset by lower expenses due to expired and terminated contracts.

Operating expense. The increase in operating expenses for the three and nine months ended September 30, 2011 is primarily driven by the increase in operation and maintenance expense, which is explained above.

Income from continuing operations before income taxes. The $5.3 million and $9.9 million increases for the three and the nine months ended September 30, 2011, respectively, are the result of the aforementioned changes in operating revenues and operating expenses.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

We believe that our ability to access the capital markets, our revolving credit facilities and our cash flows from operations will generate sufficient cash to fund our short-term capital requirements. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and credit facilities. The Company closely monitors the financial condition of the financial institutions associated with its credit facilities.

In order to meet our short-term liquidity needs, we primarily issue commercial paper. We also have $850 million in committed revolving credit facilities, from a diversified group of banks, which management views primarily as an alternative source of short-term capital in the event we are unable to access our cash needs through the commercial paper markets. The revolving credit facilities are also used, to a limited extent, to support our issuance of letters of credit. AWCC had no outstanding borrowings and $35.8 million of outstanding letters of credit under its credit facilities as of September 30, 2011. Letters of credit reduce availability under our revolving credit facility. As of September 30, 2011, AWCC had $814.2 million under our credit facilities that we can use to fulfill our short-term liquidity needs, to issue letters of credit and back our $389.6 million outstanding commercial paper. We expect to use the net proceeds from the sale of our Arizona and New Mexico subsidiaries to pay down debt and for general corporate purposes.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from operating activities for the nine months ended September 30, 2011 were $576.0 million compared to $587.0 million for the nine months ended September 30, 2010.

The following table provides a summary of the major items affecting our cash flows from operating activities for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010
	(In thousands)
Net income	$269,320	$227,673
Add (subtract):
Non-cash operating activities(1)	470,343	498,909
Changes in working capital(2)	(28,798)	(28,816)
Pension and postretirement healthcare contributions	(134,821)	(110,739)

Net cash flows provided by operations	$576,044	$587,027

(1)	Includes, depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on asset dispositions and purchases, and pension and non-pension post retirement benefits expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, income taxes receivable, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued and other current liabilities.

The decrease in cash flows from operations for the nine months ended September 30, 2011, compared to the same period in 2010, is primarily driven by additional pension contributions and the receipt of a tax refund in the first nine months of 2010 that did not occur in 2011, partially offset by higher net income. For the nine months ended September 30, 2011, we made pension and postretirement benefit contributions totalling $134.8 million compared to $110.7 million for the nine months ended September 30, 2010. In October 2011, we contributed an additional $23.2 million to the pension plan and we expect to contribute an additional $6.8 million to the postretirement plan in the fourth quarter of 2011.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the periods indicated:

	For the nine months ended September 30,
	2011	2010
	(In thousands)
Net capital expenditures	$(621,940)	$(522,090)
Other investing activities, net(1)	15,939	16,138

Net cash flows used in investing activities	$(606,001)	$(505,952)

(1)	Includes acquisitions, proceeds from the sale of assets and securities, removal costs from property, plant and equipment retirements, net and net restricted funds released.

The increase in our capital expenditures for the nine months ended September 30, 2011 is attributable to the construction and replacement of certain treatment facilities and infrastructure in our Pennsylvania subsidiary, as well as, increased capital spending associated with our business transformation project as we move into its design and build phase.

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

The following long-term debt was issued in 2011:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-1.56%	2031	$12,350

Total issuances				$12,350

Proceeds from the above issuances were received from various financing or development authorities, including $11.5 million of low-interest financing from the Pennsylvania Infrastructure Investment Authority. The proceeds from these financings will be used to fund certain specified projects.

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first nine months of 2011:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Senior notes – fixed rate	6.00%-8.25%	2011-2039	$28,287
Other subsidiaries	Mortgage bonds – fixed rate	8.21%-9.71%	2011-2022	33,142
Other subsidiaries	Private activity bonds and government funded debt	0.00%-5.90%	2011-2034	6,876
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	140
Other(a)	Capital leases and other			3,871

Total retirements and redemptions				$72,316

(a)	Includes non-cash redemption of $3,487 associated with a cancelled sublease and a capital lease arrangement.

From time to time, and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives.

Credit Facilities and Short-Term Debt

The components of short-term debt at September 30, 2011 were as follows:

Amount (In thousands)
Commercial paper, net	$389,567
Bank overdraft	19,431

Total short-term debt	$408,998

The following table provides information as of September 30, 2011, regarding letters of credit sub-limit and available capacities under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under the revolving credit facilities.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
September 30, 2011	$850,000	$814,214	$150,000	$114,214	$389,567	$0

Interest rates on advances under the revolving credit facility are based on either the prime rate or LIBOR, plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the facility at the time of the borrowing. If we were borrowing under the credit facility at our current credit ratings, the spread would be 22.5 basis points over LIBOR.

The weighted average interest rate on short-term borrowings for the nine months ended September 30, 2011 was approximately 0.40% compared to 0.42% for the nine months ended September 30, 2010.

AWCC, our financing subsidiary, has a $10.0 million committed revolving line of credit with PNC Bank, N.A which expires on December 31, 2011, unless extended. This line is used primarily for short-term working capital needs. In addition, AWCC also has an $840.0 million senior unsecured revolving credit facility syndicated among a group of 10 banks with JPMorgan Chase Bank, N.A. acting as administrative agent. A portion of the credit facility is principally used to support our commercial paper program and to provide up to $150.0 million in letters of credit. A majority of the banks have agreed to extend $685.0 million of commitments under this revolving credit facility to September 15, 2013. The remainder expires on September 15, 2012.

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

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At September 30, 2011	At December 31, 2010
Common stockholder equity and preferred stock without mandatory redemption rights	42%	42%
Long-term debt and redeemable preferred stock at redemption value	54%	55%
Short-term debt and current portion of long-term debt	4%	3%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries, may be restricted in our ability to pay dividends, issue debt or access our revolving credit facility. Our failure to comply with restrictive covenants under our credit facilities could accelerate repayment obligations. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions. We were in compliance with our covenants as of September 30, 2011.

The revolving credit facility requires us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of September 30, 2011, our ratio was 0.58 to 1.00 and therefore we were in compliance with the covenant.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets, is directly affected by securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, our regulated subsidiaries also issue debt, primarily in the form of tax exempt securities, to lower our overall cost of debt. On January 28, 2011, Standard & Poor’s Ratings Service, which we refer to as S&P, reaffirmed its ratings. Both S&P and Moody’s rating outlook for both American Water and AWCC is stable.

The following table shows the Company’s securities ratings as of September 30, 2011:

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

As part of the normal course of business, we routinely enter into contracts for the purchase and/or sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on our net position with counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will depend upon the facts and circumstances of our situation at the time of the demand. If we can reasonably claim that we are willing and financially able to perform our obligations, it may be possible to argue successfully that no collateral should be posted or that an amount equal to only two or three months of future payments should be sufficient. We do not expect that our posting of collateral will have a material adverse impact on our results of operations, financial position or cash flows.

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

In March 2011 and June 2011, the Company made cash dividend payments of $0.22 per share to all shareholders of record as of February 18, 2011 and May 18, 2011, respectively, and on September 1, 2011, of $0.23 per share to all shareholders of record as of August 12, 2011. In March 2010 and June 2010, the Company made cash dividend payments of $0.21 per share to all shareholders of record as of February 18, 2010 and May 18, 2010, respectively, and on September 1, 2010, of $0.22 per share to all common shareholders of record as of August 18, 2010.

On September 23, 2011, our board of directors declared a quarterly cash dividend payment of $0.23 per share payable on December 1, 2011 to all shareholders of record as of November 18, 2011.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of September 30, 2011 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the discussion regarding the October 2009 Cease and Desist Order (“the Cease and Desist Order”) issued by the California State Water Resources Control Board (the “Water Board”) to California American Water Company (“CAWC”) contained under Part I, Item 3, “Legal Proceedings” in our Form 10-K for the year ended December 31, 2010. As previously disclosed, the Cease and Desist Order, which we have appealed to the Superior Court of California, included the Water Board’s finding that CAWC has not implemented actions to terminate its unpermitted diversions from the Carmel River, as required by a 1995 Water Board administrative order. The Cease and Desist Order requires CAWC to reduce, and ultimately terminate by December 31, 2016, unpermitted diversions from the Carmel River. The Cease and Desist Order also requires CAWC to plan, design and implement, within 24 months of the date the Cease and Desist Order was issued, projects designed to reduce by at least 500 acre-feet per year CAWC’s unpermitted Carmel River diversions. On December 2, 2010, the California Public Utilities Commission approved a Regional Desalination Project (the “Project”), involving the construction of a desalination facility on the California central coast, north of Monterey. The Project is to be implemented through a Water Purchase Agreement and ancillary agreements (the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and CAWC. As part of the Project, a conveyance pipeline from the desalination facility, designed to facilitate CAWC’s purchase of water from the facility, is to be constructed by CAWC. The desalination facility is to be constructed and owned by MCWD and MCWRA. The Project is intended, among other things, to fulfill CAWC’s obligations under the 1995 administrative order, in addition to other obligations.

The Project has been subject to delay due to, among other things, funding delays and investigations and inquiries initiated by public authorities relating to an alleged conflict of interest concerning a former member of the MCWRA Board of Directors (the “Former Director”). The Former Director was paid for consulting work by a contractor to MCWD while serving on the MCWRA Board of Directors. The contractor subsequently was retained as project manager for the Project. On July 7, 2011, MCWRA advised MCWD and CAWC that the Agreements were void as a result of the conduct of the Former Director. Subsequently, on August 12, 2011, CAWC advised MCWD and MCWRA that they have defaulted in performance of certain financing obligations under the Water Purchase Agreement. In other communications among the parties, each of MCWD and MCWRA have stated that it complied with the financing obligations, and MCWD further responded that, among other things, CAWC did not comply on a timely basis with a financing obligation under the Water Purchase Agreement. CAWC denied this assertion. MCWD has also asserted that the Agreements continue to be valid.

CAWC, MCWRA and MCWD are participating in a mediation process with respect to disputes among the parties relating to the Agreements. We cannot predict the outcome of the mediation process, or the ultimate effect of the events described above on CAWC’s efforts to secure alternative sources of water.

In response to these developments regarding the Project, CAWC is evaluating various alternatives to the Project. Project modifications or the replacement of the Project with an alternative could be subject to further regulatory approval by the California Public Utilities Commission.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November, 2011.

American Water Works Company, Inc. (Registrant)

/s/ Jeffry Sterba
Jeffry Sterba
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ellen C. Wolf
Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*31.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.