Form 10-K
period 2011-12-31
American Water Works Company, Inc.
filed 2012-02-28
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock, $0.01 par value—$5,166,650,955 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value per share—175,717,124 shares, as of February 21, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company’s Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Annual Report on Form 10-K (“Form 10-K”), or incorporated certain statements by reference into this Form 10-K, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “forecast,” “outlook,” “future,” “potential,” “continue,” “may,” “can,” “should” and “could” and similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, including our operations and maintenance (“O&M”) efficiency ratio, our growth and portfolio optimization strategies, our projected capital expenditures and related funding requirements, our ability to repay debt, our ability to finance current operations and growth initiatives, the impact of legal proceedings and potential fines and penalties, business process and technology improvement initiatives, trends in our industry, regulatory or legal developments or rate adjustments, including rate case filings, filings for infrastructure surcharges and filings to address regulatory lag.

Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees of any outcomes, financial results or levels of performance and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of risks and uncertainties, and new risks and uncertainties of which we are not currently aware or which we do not currently perceive may arise in the future from time to time. Should any of these risks or uncertainties materialize, or should any of our expectations or assumptions prove incorrect, then our results may vary materially from those discussed in the forward-looking statements herein. Factors that could cause actual results to differ from those discussed in forward-looking statements include, but are not limited to, the factors discussed under the caption “Risk Factors” and the following factors:

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;

•	the timeliness of regulatory commissions’ actions concerning rates;

•	changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts;

•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;

•	weather conditions, patterns or events, including drought or abnormally high rainfall;

•	our ability to affect significant changes to our business processes and corresponding technology;

•	our ability to appropriately maintain current infrastructure and manage expansion of our business;

•	our ability to obtain permits and other approvals for projects;

•	changes in our capital requirements;

•	our ability to control operating expenses and to achieve efficiencies in our operations;

•	our ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;

•

our ability to successfully acquire and integrate water and wastewater systems that are complementary to our operations and the growth of our business or dispose of assets or lines of business that are not complementary to our operations and the growth of our business;

•	cost overruns relating to improvements or the expansion of our operations;

•	changes in general economic, business and financial market conditions;

•	access to sufficient capital on satisfactory terms;

•	fluctuations in interest rates;

•	restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends;

•	fluctuations in the value of benefit plan assets and liabilities that could increase our cost and funding requirements;

•	our ability to utilize our U.S. and state net operating loss carryforwards;

•	migration of customers into or out of our service territories;

•	difficulty in obtaining insurance at acceptable rates and on acceptable terms and conditions;

•	the incurrence of impairment charges;

•	labor actions, including work stoppages;

•	ability to retain and attract qualified employees; and

•	civil disturbance, or terrorist threats or acts or public apprehension about future disturbances or terrorist threats or acts.

Any forward-looking statements we make, speak only as of the date of this Form 10-K. Except as required by law, we do not have any obligation, and we specifically disclaim any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART I

ITEM 1.	BUSINESS

Our Company

American Water Works Company, Inc., (the “Company”), a Delaware corporation, is the most geographically diversified, as well as the largest publicly-traded, United States water and wastewater utility company, as measured by both operating revenue and population served. As a holding company, we conduct substantially all of our business operations through our subsidiaries. Our approximately 7,000 employees provide an estimated 15 million people with drinking water, wastewater and other water-related services in over 30 states and two Canadian provinces.

In 2011, our on-going operations generated $2,666.2 million in total operating revenue and $803.1 million in operating income. In 2010, our on-going operations generated $2,555.0 million in total operating revenue and $728.1 million in operating income.

We have two operating segments that are also the Company’s two reportable segments: the Regulated Businesses and the Market-Based Operations. For further details on our segments, see Note 21 of the Consolidated Financial Statements.

For 2011, our Regulated Businesses segment generated $2,368.9 million in operating revenue, which accounted for 88.8% of our total consolidated operating revenue. For the same period, our Market-Based Operations segment generated $327.8 million in operating revenue, which accounted for 12.3% of total consolidated operating revenue.

For additional financial information, please see the financial statements and related notes thereto appearing elsewhere in this Form 10-K.

Our History as a Public Company

The Company was founded in 1886 as the American Water Works & Guarantee Company for the purposes of building and purchasing water systems in McKeesport, Pennsylvania. In 1935, the Company was reorganized under its current name, and in 1947 the common stock of the Company became publicly traded on the New York Stock Exchange (“NYSE”). In 2003, we were acquired by RWE Aktiengesellschaft, which we refer to as RWE, a stock corporation incorporated in the Federal Republic of Germany. On April 28, 2008, RWE Aqua Holdings GmbH, a German limited liability company and a direct wholly-owned subsidiary of RWE, which then was the sole owner of the Company’s common stock, completed a partial divestiture of its investment through an initial public offering (“IPO”). Subsequently, RWE continued to divest of its investment in our common stock through public offerings and on November 24, 2009, RWE completed the divestiture. As a result of the IPO, we again became listed on the NYSE under the symbol “AWK” and resumed our position as the largest publicly traded water utility company in the United States.

During 2011, we either sold or announced the sale of assets or stock of certain of our regulated and market based subsidiaries as outlined in “Our Regulated Businesses” and “Our Market-Based Operation” discussions below. As such, these subsidiaries have been presented as discontinued operations for all periods presented, and are not included in the discussions below unless otherwise noted. See Note 3 to Consolidated Financial Statements for further details on our discontinued operations.

Regulated Businesses Overview

Our primary business involves the ownership of subsidiaries that provide water and wastewater utility services to residential, commercial, industrial and other customers, including sale for resale and public authority customers. Our subsidiaries that provide these services are generally subject to economic regulation by certain state commissions or other entities engaged in economic regulation, hereafter referred to as “PUCs”, in the states in which they operate. The federal government and the states also regulate environmental, health and safety, and water quality matters. We report the results of our primary business in the Regulated Businesses segment.

As noted above, for 2011, operating revenue for our Regulated Businesses segment was $2,368.9 million, accounting for 88.8% of total consolidated operating revenue for the same period. Regulated Businesses segment operating revenues were $2,285.7 million for 2010 and $2,076.6 million for 2009, accounting for 89.5% and 90.7%, respectively, of total operating revenues for the same periods.

The following charts set forth operating revenue for 2011 and customers as of December 31, 2011, for the states in which our Regulated Businesses provide services:

Market-Based Operations Overview

We also provide services that are not subject to economic regulation by state PUCs through our Market-Based Operations. Our Market-Based Operations include three lines of business:

•

Contract Operations Group, which enters into contracts to operate and maintain water and wastewater facilities mainly for the United States military, municipalities, and the food and beverage industry;

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

For 2011, operating revenue for our Market-Based Operations was $327.8 million, accounting for 12.3% of total operating revenue for the same period. The Market-Based Operations’ operating revenue was $294.7 million for 2010 and $238.2 million for 2009, accounting for 11.5% and 10.4%, respectively, of total operating revenues for the same periods.

Our Industry

Overview

The United States water and wastewater industry has two main sectors (i) utility ownership, which involves supplying water and wastewater services to consumers; and (ii) general services, which involves providing water and wastewater related services to water and wastewater utilities and other customers on a contract basis.

The utility sector includes investor-owned as well as municipal systems that are owned and operated by local governments or governmental subdivisions. The Environmental Protection Agency (“EPA”) estimates that government-owned systems make up the vast majority of the United States water and wastewater utility segment, accounting for approximately 84% of all United States community water systems and approximately 98% of all United States community wastewater systems. Investor-owned water and wastewater systems account for the remainder of the United States water and wastewater community water systems. Growth of service providers in the investor-owned regulated utility sector is achieved through organic growth within a franchise area, the provision of bulk water service to other community water systems and/or acquisitions, including small water and wastewater systems, typically serving fewer than 10,000 customers that are in close geographic proximity to already established regulated operations, which we herein refer to as “tuck-ins.”

The utility sector is characterized by high barriers to entry, given the capital intensive nature of the industry. The aging water and wastewater infrastructure in the United States is in constant need of modernization and facilities replacement. Increased regulations to improve water quality and the management of water and wastewater residuals’ discharges, which began with passage of the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, have been among the primary drivers of the need for modernization. The EPA estimated that approximately $335 billion of capital spending would be necessary between 2007 and 2026 to replace aging infrastructure and to comply with standards to ensure quality water systems across the United States. Also, in 2007 the EPA estimated that approximately $390 billion of capital spending would be necessary over the next 20 years to replace aging infrastructure and ensure quality wastewater systems across the United States. In addition, the 2011 American Society of Civil Engineers’ report, Failure to Act: The Economic Impact of Current Investment Trends in Water and Wastewater Treatment Infrastructure estimates that as investment needs continue to escalate and current funding trends continue to fall short of the needs, it will likely result in unreliable water service and wastewater treatment. According to the report, this can result in water disruptions, impediments to emergency response, and damage to other types of infrastructure, as well as water shortages (from failing infrastructure and drought) that may result in unsanitary conditions and increase the likelihood of public health issues.

The following chart sets forth estimated capital expenditure needs from 2007 through 2026 for United States water systems:

Over the next several years, we estimate that Company-funded capital investment for our operations will range between $800 million and $1 billion per year. Our capital investment includes both infrastructure renewal programs, where we replace existing infrastructure, as needed, and construction of facilities to meet environmental requirements and new customer growth. The charts below set forth our estimated percentage of projected capital expenditures by asset type and purpose of investment, respectively:

Investor-owned water and wastewater utilities generally require regulatory approval processes in order to do business, which may involve obtaining relevant operating approvals, including certificates of public convenience and necessity (or similar authorizations) from state PUCs. Investor-owned water and wastewater systems are generally subject to economic regulation by the state PUCs in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters for both investor-owned and government-owned water and wastewater utilities.

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

This large number of relatively small, fragmented water systems as well as fragmented wastewater facilities may result in inefficiencies in the marketplace, since such utilities may not have the operating expertise, financial and technological capability or economies of scale to provide services or raise capital as efficiently as larger utilities. Larger utilities that have greater access to capital are generally more capable of making mandated and other necessary infrastructure upgrades to both water and wastewater systems. In addition, water and wastewater utilities with large customer bases, spread across broad geographic regions, may more easily absorb the impact of significant variations in precipitation and temperatures, such as droughts, excessive rain and cool temperatures in specific areas. Larger utilities generally are able to spread overhead expenses over a larger customer base, thereby reducing the costs to serve each customer. Since many administrative and support activities can be efficiently centralized to gain economies of scale, companies that participate in industry consolidation have the potential to improve operating efficiencies, lower costs per unit and improve service at the same time.

Water and Wastewater Rates

Investor-owned water and wastewater utilities generate operating revenue from customers based on rates that are generally established by state PUCs through a rate-setting process that may include public hearings, evidentiary hearings and the submission by the utility of evidence and testimony in support of the requested level of rates. In evaluating a rate case, state PUCs typically focus on six areas: (i) the amount and prudence of investment in facilities considered “used and useful” in providing public service; (ii) the operating and maintenance costs and taxes associated with providing the service (typically by making reference to a representative 12-month period of time, known as a test year); (iii) the appropriate rate of return; (iv) revenue at existing rates; (v) the tariff or rate design that allocates operating revenue requirements across the customer base; and (vi) the quality of service the utility provides, including issues raised by customers.

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

Our Regulated Businesses

Our core Regulated Businesses, which consist of locally managed utility subsidiaries that generally are economically regulated by the states in which they operate, accounted for $2,368.9 million or 88.8% of our consolidated operating revenue in 2011. Our Regulated Businesses provide a high degree of financial stability because (i) high barriers to entry provide certain protections from competitive pressures; (ii) economic regulation promotes predictability in financial planning and long-term performance through the rate-setting process; and (iii) our customer base.

As a result of our portfolio optimization initiative, we announced certain acquisitions to and dispositions from our Regulated Businesses. In May, 2011, we completed the acquisition of 11 regulated water systems and 48 wastewater systems in Missouri for a purchase price of $3.3 million, Additionally in June 2011, we completed the sale of the assets of our Texas regulated subsidiary for proceeds of $6.2 million. The Missouri acquisition added approximately 1,700 water customers and nearly 2,000 wastewater customers. The Texas assets served approximately 4,200 water and 1,100 wastewater customers in the greater Houston metropolitan area.

In January 2011, we announced that we had entered into an agreement with EPCOR Water (USA) Inc. (“EPCOR USA”) to sell all the stock of our regulated water and wastewater operating companies located in Arizona and New Mexico. The sale of these operating companies was completed on January 31, 2012.

On July 8, 2011 we entered into an agreement to purchase seven regulated water systems in New York for approximately $71 million, adding approximately 50,000 customers to our New York regulated operations. In a separate agreement, we will sell eight regulated water systems and one wastewater system in Ohio for approximately $89 million, plus assumed liabilities of approximately $31 million for an estimated enterprise value of approximately $120 million. Ohio American Water currently serves approximately 58,000 customers. The completion of both transactions is subject to customary closing conditions including regulatory approval by the PUCs in both New York and Ohio. In February 2012, the Ohio PUC approved the sale of our Ohio subsidiary, however both approvals are required to close the transactions. The closing on these transactions is expected to occur in the first half of 2012.

As noted above, as a result of these sales or pending sales, these regulated subsidiaries are presented as discontinued operations. Therefore, the amounts, statistics and tables presented in this section refer only to on-going operations, unless otherwise noted.

The following table sets forth operating revenue for 2011 and number of customers from continuing operations as well as an estimate of population served as of December 31, 2011 in the states where our Regulated Businesses operate:

	Operating Revenues (in millions)	% of Total	Number of Customers	% of Total	Estimated Population Served (in millions)	% of Total
New Jersey	$612.1	25.8%	647,083	20.9%	2.5	21.9%
Pennsylvania	515.5	21.8%	655,291	21.1%	2.2	19.3%
Illinois(a)	242.6	10.2%	307,076	9.9%	1.2	10.5%
Missouri	243.1	10.3%	454,094	14.7%	1.5	13.2%
Indiana	193.7	8.2%	285,120	9.2%	1.2	10.5%
California	163.0	6.9%	173,529	5.6%	0.6	5.3%
West Virginia(b)	124.2	5.2%	171,898	5.5%	0.6	5.3%

Subtotal (Top Seven States)	2,094.2	88.4%	2,694,091	86.9%	9.8	86.0%
Other(c)	274.7	11.6%	407,214	13.1%	1.6	14.0%

Total Regulated Businesses	$2,368.9	100.0%	3,101,305	100.0%	11.4	100.0%

(a)	Includes Illinois-American Water Company, which we refer to as ILAWC and American Lake Water Company, also a regulated subsidiary in Illinois.
(b)	West Virginia-American Water Company, which we refer to as WVAWC, and its subsidiary Bluefield Valley Water Works Company.
(c)	Includes data from our operating subsidiaries in the following states: Georgia, Hawaii, Iowa, Kentucky, Maryland, Michigan, New York, Tennessee, and Virginia.

Approximately 88.4% of operating revenue from our Regulated Businesses in 2011 was generated from approximately 2.7 million customers in our seven largest states, as measured by operating revenues. In fiscal year 2011, no single customer accounted for more than 10% of our annual operating revenue.

Overview of Networks, Facilities and Water Supply

Our Regulated Businesses operate in approximately 1,100 communities in 16 states in the United States. Our primary operating assets include approximately 80 surface water treatment plants, 500 groundwater treatment plants, 1,000 groundwater wells, 100 wastewater treatment facilities, 1,100 treated water storage facilities, 1,200 pumping stations and 90 dams and 46,000 miles of mains and collection pipes. We own substantially all of the assets used by our Regulated Businesses. We generally own the land and physical assets used to store, extract and treat source water. Typically, we do not own the water itself, which is held in public trust and is allocated to us through contracts and allocation rights granted by federal and state agencies or through the ownership of water rights pursuant to local law. Maintaining the reliability of our networks is a key activity of our Regulated Businesses. We have ongoing infrastructure renewal programs in all states in which our Regulated Businesses operate. These programs consist of both rehabilitation of existing mains and replacement of mains that have reached the end of their useful service lives.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. We employ a variety of measures to ensure that we have adequate sources of water supply, both in the short-term and over the long-term. The geographic diversity of our service areas tends to mitigate some of the economic effect of weather extremes for the Company as a whole. In any given summer, some areas are likely to experience drier than average weather while other areas will experience wetter than average weather.

Our Regulated Businesses are dependent upon a defined source of water supply. Our Regulated Businesses obtain their water supply from surface water sources such as reservoirs, lakes, rivers and streams. In addition, we also obtain water from ground water sources, such as wells and purchase water from other water suppliers.

The following chart sets forth the sources of water supply for our Regulated Businesses for 2011 by volume:

In our long-term planning, we evaluate quality, quantity, growth needs and alternate sources of water supply as well as transmission and distribution capacity. Sources of supply are seasonal in nature and weather conditions can have a pronounced effect on supply. In order to ensure that we have adequate sources of water supply, we use comprehensive planning processes and maintain contingency plans to minimize the potential impact on service through a wide range of weather fluctuations. In connection with supply planning for most surface or groundwater sources, we employ sophisticated models to determine safe yields under different rainfall and drought conditions. Surface and groundwater levels are routinely monitored so that supply capacity deficits may be predicted and mitigated, as needed, through demand management and additional supply development.

The percentage of finished water supply by source type for our top seven states by Regulated Businesses revenues for 2011 is as follows:

	Ground Water	Surface water	Purchased water
New Jersey	21%	73%	6%
Pennsylvania	7%	92%	1%
Illinois	32%	57%	11%
Missouri(a)	12%	87%	1%
Indiana	57%	42%	1%
California(b)	67%	—	33%
West Virginia	—	100%	—

(a)	There are limitations in our Joplin service area where the projected source of water supply capacity is unable to meet projected peak demands under certain drought conditions. To manage this issue on the demand side, the water use of a large industrial customer can be restricted under an interruptible tariff. Additional wells have been and will be developed to address short-term supply deficiencies. Missouri-American Water Company is working with a consortium of agencies to determine a long-term supply solution for the Joplin, Missouri region.
(b)	In Monterey, in order to augment our sources of water supply, we have implemented conservation rates and other programs to address demand and are utilizing aquifer storage and recovery facilities to store winter water for summer use. Additionally, in other areas, we are making arrangements to extend or expand our purchase of water from neighboring water providers.

The level of treatment we apply to the water varies significantly depending upon the quality of the water source and customer stipulations. Surface water sources, such as rivers, typically require significant treatment, while some groundwater sources, such as aquifers, require chemical treatment only. In addition, a small amount of treated water is purchased from neighboring water purveyors. Treated water is transported through an extensive transmission and distribution network, which includes underground pipes, above ground storage facilities and numerous pumping facilities with the ultimate distribution of the treated water to the customers’ premises.

We also have installed production meters to measure the water that we deliver to our distribution network. We employ a variety of methods of customer meter reading to monitor consumption; ranging from meters with mechanical registers where consumption is manually recorded by meter readers to meters with electronic registers capable of transmitting consumption data to proximity devices (touch read) or via radio frequency to mobile or fixed network data collectors. The majority of new meters are able to support future advances in electronic meter reading.

Wastewater services involve the collection of wastewater from customers’ premises through sewer lines. The wastewater is then transported through a sewer network to a treatment facility, where it is treated to meet required effluent standards. The treated wastewater is finally returned to the environment as effluent, and the solid waste byproduct of the treatment process is disposed of in accordance with applicable standards and regulations.

Customers

We have a large and geographically diverse customer base in our Regulated Businesses. For the purposes of our Regulated Businesses, an active customer is defined as a connection to our water and/or wastewater networks. A customer with both water and wastewater would count as two customers. Also, as in the case of apartment complexes, businesses and many homes, multiple individuals may be served by a single connection.

Residential customers make up the majority of our customer base in all of the states in which we operate. In 2011, residential customers accounted for 91.1% of the customers and 59.0% of the operating revenue of our Regulated Businesses. We also serve commercial customers, such as shops and businesses; industrial customers, such as large-scale manufacturing and production operations; and public authorities, such as government buildings and other public sector facilities, including schools. We also supply water to public fire hydrants for firefighting purposes, to private fire customers for use in fire suppression systems in office buildings and other facilities as well as providing bulk water supplies to other water utilities for distribution to their own customers.

The following table sets forth the number of water and wastewater customers (by customer class) for our Regulated Businesses as of December 31, 2011, 2010, and 2009:

	December 31,
	2011		2010		2009
	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,730,524	95,092	2,728,205	93,156	2,721,085	92,183
Commercial	216,415	5,462	216,967	5,355	216,964	5,292
Industrial	3,885	13	4,033	13	4,241	13
Private fire	33,887	10	33,610	11	33,062	3
Public authority & other	15,818	199	15,436	197	15,430	196

Total	3,000,529	100,776	2,998,251	98,732	2,990,782	97,687

The following table sets forth water services operating revenue by customer class and wastewater services operating revenue, excluding other revenues, for our Regulated Businesses for 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
		(in millions)
Water service
Residential	$1,339.4	$1,300.2	$1,185.9
Commercial	474.2	457.0	417.0
Industrial	116.0	110.2	97.5
Public and other	323.0	314.1	281.3

Total water services	$2,252.6	$2,181.5	$1,981.7
Wastewater services	76.3	69.0	64.3

Total	$2,328.9	$2,250.5	$2,046.0

Substantially all of our regulated water customers are metered, which allows us to measure and bill for our customers’ water consumption, typically on a monthly basis. Our wastewater customers are billed either on a fixed charge basis or based on their water consumption.

Customer usage of water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for lawn irrigation and other outdoor uses. Summer weather that is cooler and wetter than average generally serves to suppress customer water demand and can reduce water operating revenue and operating income. Summer weather that is hotter and drier than average generally increases operating revenues and operating income. However, when weather conditions are extremely dry and even if our water supplies are sufficient to serve our customers, our systems may be affected by drought-related warnings and/or water usage restrictions imposed by governmental agencies, thereby reducing customer demand and operating revenue. These restrictions may be imposed at a regional or state level and may affect our service areas, regardless of our readiness to meet unrestricted customer demands. Other factors affecting our customers’ usage of water include conservation initiatives, including the use of more efficient household fixtures and appliances among residential consumers; declining household sizes in the United States; and deterioration in the economy and credit markets which could have an adverse impact on our industrial and commercial customers’ operational and financial performance.

Customer growth in our Regulated Businesses is driven by (i) organic population growth in our authorized service areas; (ii) adding new customers to our regulated customer base by acquiring water and/or wastewater utility systems; and (iii) the sale of water to other community water systems. Generally, we add customers through tuck-ins of small water and/or wastewater systems, typically serving fewer than 10,000 customers, in close geographic proximity to areas where we currently operate our Regulated Businesses. We will continue to acquire water and wastewater utilities through tuck-ins. The proximity of tuck-in opportunities to our regulated footprint allows us to integrate and manage the acquired systems and operations using our existing management and to achieve efficiencies. Historically, pursuing tuck-ins has been a fundamental part of our growth strategy. We intend to continue to expand our regulated footprint geographically by acquiring water and wastewater systems in our existing markets and, if appropriate, certain markets in the United States where we do not currently operate our Regulated Businesses. We will also selectively seek larger acquisitions that allow us to acquire multiple water and wastewater utility systems in our existing and new markets. Before entering new regulated markets, we will evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.

Supplies

Our water and wastewater operations require an uninterrupted supply of chemicals, energy and fuel, as well as maintenance material and other critical inputs. Many of these inputs are subject to short-term price volatility. Short-term price volatility is partially mitigated through existing procurement contracts, current supplier continuity plans, and the regulatory rate setting process.

Because of our geographic diversity, we maintain relationships with many chemical, equipment and service suppliers in the marketplace, and we do not rely on any single entity for a material amount of our supplies. We also employ a strategic sourcing process intended to ensure reliability in supply and long-term cost effectiveness. As a result of this process and our strong relationships with suppliers, we are able to mitigate interruptions in the delivery of the products and services that are critical to our operations.

We typically have a combination of standby power generation or dual electric service feeds at key facilities, multiple water production facilities, emergency interconnections with adjacent water systems and finished water storage that keep our operations running in the event of a temporary loss of our primary energy supplies.

Regulation

Economic Regulation

Our Regulated Businesses are generally subject to extensive economic regulation by their respective PUCs. The term “economic regulation” is intended to indicate that these state PUCs regulate the economic aspects of service to the public but do not generally establish water quality standards, which are typically set by the United States Environmental Protection Agency (“EPA”) and/or state environmental authorities. State PUCs have broad authority to regulate many of the economic and service aspects of the utilities. For example, state PUCs often issue certificates of public convenience and necessity (or similar authorizations) that may be required for a company to provide service in specific areas. They also approve the rates and conditions under which service is provided and have extensive authority to establish rules and regulations under which the utilities operate. Specific authority might differ from state to state, but in most states PUCs approve rates, accounting treatments, long-term financing programs, significant capital expenditures and plant additions, transactions and relationships between the regulated subsidiary and affiliated entities, reorganizations, mergers and acquisitions. In many instances, approvals are required prior to the transaction. Regulatory policies not only vary from state to state, but can change over time as well. These policies will affect the timing as well as the extent of recovery of expenses and the realized return on invested capital. Our results of operations are significantly affected by rates authorized by the PUCs in the states in which we operate, and we are subject to risks and uncertainties associated with rate case delays or inadequate rate recovery.

Economic regulation of utilities involves many competing, and occasionally conflicting, public interests and policy goals. The primary responsibility of PUCs is to promote the overall public interest by balancing the interests of customers and the utility. Although the specific approach to economic regulation varies, certain general principles are consistent across the states in which our regulated subsidiaries operate. For example, based on certain legal and regulatory principles, utilities are entitled to recover, through rates charged to customers, prudent and reasonable operating costs as well as an opportunity to earn an appropriate return on and recovery of prudent, used and useful capital investment necessary to provide service to customers. PUCs will also generally accord a utility the right to serve specific areas and will also provide investor-owned utilities with limited protection from competition because the requirement of an investor-owned utility to operate pursuant to a certificate of public convenience and necessity (or similar authorizations) typically prevents other investor-owned utilities from competing with it in the authorized area. In return, the utility undertakes the obligation to provide reliable service without unreasonable discrimination to all customers within the authorized area.

Our operating revenue is typically determined by reference to a volumetric charge based on consumption and a base fee component set by a tariff approved by the PUC. The process to obtain approval for a change in rates generally involves filing a petition or “rate case” by the utility with the PUC on a periodic basis as determined by the need to recover capital expenditures, reduced revenue, increased operating costs or the utility determines that its current authorized return is not sufficient, given current market conditions, to provide a reasonable return on investment. A PUC may also initiate a rate proceeding or investigation if it believes a utility may be earning in excess of its authorized rate of return or other issues exist which justify a review. PUCs may also impose other conditions on the content and timing of filings designed to affect rates. Rate cases often involve a lengthy administrative process which can be costly. The utility, the state PUC staff, consumer advocates, and other customers, who may participate in the process, generally submit testimony and supporting financial data from a twelve month period of time, known as the “test year.” State statutes and PUC rules and precedent usually determine whether the test year should be based on a historical period, a historical period adjusted for certain “known and measurable” changes or forecasted data. The majority of our states require the test year to be based on a historical period adjusted for certain known and measurable changes. The evidence is presented in public hearings held in connection with the rate case, which are economic and service quality fact-finding in nature, and are typically conducted in a trial-like setting before the PUC or an administrative law judge. During the process, the utility is required to provide PUC staff and intervenors with all relevant information they may request concerning the utility’s operations, costs and investments. The decision of the PUC should be based on the evidence presented at the hearing.

Some state PUCs are more restrictive than others with regard to the types of expenses and investments that may be recovered in rates as well as with regard to the transparency of their rate-making processes and how they reach their final rate determinations. However, in evaluating a rate case, state PUCs typically focus on a number of areas, including, the amount and prudence of investment in facilities; operating and maintenance expenses and taxes; the appropriate cost of capital and equity return; revenues at current and expected levels; allocation of the revenue requirements among customer classes; service quality and issues raised by customers.

Failure of the PUCs to recognize reasonable and prudent operating and capital costs can result in the inability of the utility to earn the allowed return and can have a significant impact on the operations and earnings of our Regulated Businesses. Rate cases and other rate-related proceedings can take several months to over a year to complete. Therefore, there is frequently a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating cost increase and when those costs are reflected in rates. For instance, an unexpected increase in chemical costs or new capital investment that is not reflected in the most recently completed rate case will generally not begin to be recovered by the regulated subsidiary until the effective date of the subsequent rate case. Our rate case management program is guided by the goals of obtaining efficient recovery of costs of capital and utility operating and maintenance costs, including costs incurred for compliance with environmental regulations. The management team at each of our regulated subsidiaries anticipates the time required for the regulatory process and files rate cases with the goal of obtaining rates that reflect as closely as possible the cost of providing service at the time the rates become effective. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on and of invested capital that are permitted by the PUC.

Our regulated subsidiaries work with legislatures and PUCs to mitigate the adverse impact of regulatory lag through the adoption of positive regulatory policies. These policies include, for example, infrastructure replacement surcharges that allow rates to change rates outside the context of a general rate proceeding to reflect, on a more timely basis, investments to replace aging infrastructure necessary to sustain high quality, reliable service. Currently, Pennsylvania, Illinois, Missouri, Indiana, New York and California allow the use of infrastructure surcharges. In November 2011, the New Jersey Board of Public Utilities (“BPU”) voted unanimously to publish draft rules that, if adopted, would implement a distribution system improvement charge for specified water infrastructure investments. The draft rules were published for public comment in December 2011. Allowing time for resolution of public comments and final approval, April 2012 is the earliest estimate for the rule to become final.

Forward-looking test year mechanisms allow us to earn, on a more current basis, our current or projected usage and costs and a rate of return on our current or projected invested capital. Some states have permitted use of a fully forecasted test year instead of historical data to set rates. Examples of these states include: Illinois, Kentucky, New York, Tennessee and California. In all states in which we operate on a regulated basis, PUCs have allowed utilities to update historical data for certain “known and measurable” changes that occur for some limited period of time subsequent to the historical test year. This allows utilities to take account of more current costs or capital investments in the rate-setting process. The extent to which historical data can be updated will generally vary from state to state.

Surcharge mechanisms are also available in a number of states to reflect, outside of general rate proceeding, changes in major operating expenses which may be beyond the utility’s control. For example, New Jersey, California, Virginia and Illinois have allowed surcharges for purchased water costs. California has allowed surcharges for power and certain other costs, and New York has allowed annual reconciliations for revenues and expenses such as power, fuel, chemicals and property taxes.

Certain states have approved consolidated rates or single-tariff pricing policies. Consolidated rates or single-tariff pricing is the use of a unified rate structure for multiple water systems that are owned and operated by a single utility, but may or may not be contiguous or physically interconnected. The single-tariff pricing structure may be used fully or partially in a state, based on costs that are determined on a state-wide or intra-state regional basis, thereby moderating the impact of periodic fluctuations in local costs while lowering administrative costs for us and our customers. For states that do not employ singe-tariffs, we may have multiple general rate cases filed at any given point in time. States that have adopted a full or partial single-tariff pricing policy included: Pennsylvania, New Jersey, West Virginia, Kentucky, Ohio, Indiana, Illinois and Iowa. Therefore, of our seven largest states, five have some form of single-tariff pricing.

Another mechanism to address issues of regulatory lag is the potential ability, in certain circumstances, to recover in rates a return on utility plant before it is in service, instead of capitalizing an allowance for funds used during construction. Examples of states that have allowed such recovery include Pennsylvania, Ohio, Kentucky, Virginia, Illinois and California. In addition, some states, such as Indiana, allow the utility to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUC assesses the prudency of such projects.

In some states, the PUC has implemented mechanisms to enhance utility revenue stability in light of conservation initiatives, decreasing per capita consumption or other factors. Sometimes referred to as “decoupling,” these mechanisms, to some extent, separate recoverable revenues from volumes of water sold. For example, the state of California has decoupled revenues from water sold to help achieve the state initiative to reduce water usage by 20% by 2020. This progressive regulation enables utilities to encourage conservation, as revenues are not tied to sales. Also, as a result of this mechanism, utilities are less susceptible to consumption changes as a result of conservation, declining per capita usage or other factors affecting consumption. Likewise, New York has implemented a surcharge or credit based on the difference between actual net revenues for the preceding year and the net revenue target as estimated in the most recent rate case.

The Company pursues these positive regulatory policies as part of our rate and revenue management program to enhance our ability to provide high quality, sustainable, cost effective service to customers, to facilitate efficient recovery of our costs and investments, and to ensure positive short-term liquidity and long-term profitability. The ability of the Company to seek regulatory treatment as described above does not guarantee that the state PUCs will accept the Company’s proposal in the context of a particular rate case, and these policies will reduce, but not eliminate, regulatory lag associated with traditional rate making processes. However, the Company strives to use these and other regulatory policies to address issues of regulatory lag wherever appropriate. It is also our strategy to expand their use in areas where they may not currently apply.

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

Environmental, health and safety and water quality regulations are complex and change frequently. The overall trend has been that they have become more stringent over time. As newer or stricter standards are introduced, our capital and operating costs could increase. We incur substantial costs associated with compliance with environmental, health and safety and water quality regulation to which our Regulated Businesses are subject. In the past, we have generally been able to recover costs associated with compliance related to environmental, health and safety standards, but this recovery is affected by regulatory lag and the corresponding uncertainties surrounding rate recovery.

We maintain a comprehensive environmental policy including responsible business practices, compliance with environmental laws and regulations, effective use of natural resources, and stewardship of biodiversity. We believe that our operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations. Water samples from across our water systems are analyzed on a regular basis for material compliance with regulatory requirements. Across the Company, we conduct over one million water quality tests each year at our laboratory facilities and plant operations, including continuous on-line instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. For 2011, we achieved a score of greater than 99% for drinking water compliance and according to the EPA statistics, American Water’s performance has been far better than the industry average over the last several years. In fact, in 2011, American Water was 28 times better than the industry average for compliance with drinking water quality standards (Maximum Contaminant Levels) and 118 times better for compliance with drinking water monitoring and reporting requirements.

We participate in the Partnership for Safe Water, the United States EPA’s voluntary program to meet more stringent goals for reducing microbial contaminants. With 67 of our 86 surface water plants receiving the program’s “Director” award, we account for approximately one-third of the plants receiving such awards nationwide. In addition, 62 American Water plants have received the “Five-Year Phase III” award, while 40 have been awarded the “Ten-Year Phase III” award.

Safe Drinking Water Act

The Federal Safe Drinking Water Act and regulations promulgated thereunder establish national quality standards for drinking water. The EPA has issued rules governing the levels of numerous naturally occurring and man-made chemical and microbial contaminants and radionuclides allowable in drinking water and continues to propose new rules. These rules also prescribe testing requirements for detecting contaminants, the treatment systems which may be used for removing contaminants and other requirements. Federal and state water quality requirements have become increasingly stringent, including increased water testing requirements, to reflect public health concerns.

To effect the removal or inactivation of microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and byproducts of the disinfection process. In January 2006, the EPA promulgated the Long-term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectants and Disinfection Byproduct Rule. In October 2006,

the EPA finalized the Ground Water Rule, applicable to water systems providing water from underground sources. In 2006, the EPA also proposed revisions to the monitoring and reporting requirements of the existing Lead and Copper Rule. In 2012, we anticipate that the EPA will finalize revisions to the Total Coliform Rule that were part of the mandate of a Federal Advisory Committee appointed to negotiate the changes. Most of the anticipated changes to the rule will not be effective until 2013 or later. The EPA is actively considering regulations for a number of contaminants, including hexavalent chromium, fluoride, nitrosamines, perchlorate, some pharmaceuticals and certain volatile organic compounds, but we do not anticipate that any of these regulations will be completed in 2012.

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

Competition

In our Regulated Businesses, we generally do not face direct competition in providing services in our existing markets because (i) we operate within those markets pursuant to certificates of public convenience and necessity (or similar authorizations) issued by state PUCs; and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a barrier to market entry. Our Regulated Businesses do face competition from governmental agencies, other investor-owned utilities, large industrial customers with the ability to provide their own water supply/treatment process and strategic buyers that are entering new markets and/or making strategic acquisitions. Our largest investor-owned competitors, when pursuing acquisitions, based on a comparison of operating revenues and population served, are Aqua America Inc., United Water (owned by Suez Environnement), American States Water Co. and California Water Services Group.

Condemnation

The potential exists that portions of our subsidiaries’ utility assets could be acquired by municipalities or other local government entities through one or more of the following methods:

•	eminent domain (also known as condemnation);

•	the right of purchase given or reserved by a municipality or political subdivision when the original certificate of public convenience and necessity was granted; and

•	the right of purchase given or reserved under the law of the state in which the utility subsidiary was incorporated or from which it received its certificate.

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

We are periodically subject to condemnation proceedings in the ordinary course of business, the last of which occurred in September 2008. We actively monitor condemnation activities that may affect us as soon as we become aware of them. We do not believe that condemnation poses a material threat to our ability to operate our Regulated Businesses.

Our Market-Based Operations

In addition to our Regulated Businesses, we operate the following Market-Based Operations, which generated $327.8 million of operating revenue in 2011 representing 12.3% of total operating revenue for the same period. Of the lines of business outlined below, no single group within our Market-Based Operations generates in excess of 10% of our aggregate revenue.

Contract Operations Group

Our Contract Operations Group enters into public/private partnerships, including O&M and Design, Build and Operate (“DBO”) contracts for the provision of services to water and wastewater facilities for the United States military, municipalities, the food and beverage industry and other customers. We typically make no capital investment under these contracts with municipalities and other customers; instead we perform our services for a fee. During the contract term, we may make limited capital investments under our contracts with the United States military and certain industrial customers. Our Contract Operations Group generated revenue of $230.5 million in 2011, representing 70.3% of revenue for our Market-Based Operations.

On December 31, 2011, we completed the sale of our Applied Water Management, Inc. group (“AWM”) in two separate transactions for combined proceeds of approximately $3.0 million. AWM provided customized water and wastewater management solutions through contract operations with real estate developers, industrial clients, and small-to-midsized communities. Its annual revenue and net loss in 2011 were $21.6 million and $0.6 million, respectively. As noted above, this subsidiary is included in discontinued operations for all periods presented. Therefore, all amounts and statistics disclosed for the Contract Operations Group refers only to on-going operations of the Contract Operations Group.

We are currently party to more than 100 contracts, varying in size and scope, across the United States and Canada, with contracts ranging in term from two to 50 years. Included in the these contracts are nine 50-year contracts with the Department of Defense for the operation and maintenance of the water and wastewater systems and one 3-year sub-contract with a municipality, acting as primary contractor with the Department of Defense, for similar services on an interim basis until construction of new connections to an existing municipal facility are completed. All of our contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In either event, pursuant to the standard terms of the U.S. government contract termination provisions, we would be entitled to recover allowable costs that we may have incurred under the contract, plus the contract profit margin on incurred costs. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions.

Homeowner Services Group

Our Homeowner Services Group, through our Service Line Protection Program, provides services to domestic homeowners and smaller commercial establishments to protect against the cost of repairing broken or leaking water pipes and clogged or blocked sewer pipes inside and outside their accommodations.

Our LineSaver™ program involves partnering with municipalities to offer our protection programs to homeowners serviced by the municipalities. Our Homeowner Services Group has approximately 900,000 customer contracts in 17 states.

Terratec Environmental Ltd

Our Market-Based Operations also includes our biosolids management group, Terratec, which is located in Canada and provides environmentally sustainable management and disposal of biosolids and wastewater by-products.

Competition

We face competition in our Market-Based Operations from a number of service providers, including Veolia Environnement, American States, OMI and Southwest Water, particularly in the area of O&M contracting. Securing new O&M contracts is highly competitive, as these contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise. We also face competition in maintaining existing O&M contracts to which we are a party, as the municipal and industrial fixed term contracts frequently come up for renegotiation and are subject to an open bidding process.

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

In 2011, we spent $2.6 million on research and development compared to $2.8 million spent in 2010 and 2009. Approximately one-quarter of our research budget is comprised of competitively awarded outside research grants. Such grants reduce the cost of research and allow collaboration with leading national and international researchers.

We believe that continued research and development activities are critical in providing quality and reliable service at reasonable rates, in maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Support Services

Our American Water Works Service Company subsidiary provides shared services and corporate governance that achieve economies of scale through central administration. These services are provided predominantly to our Regulated Businesses under the terms of contracts with these companies that have been approved by state PUCs, where necessary. These services, which are provided at cost, may include accounting, administration, business development, corporate secretarial, education and training, engineering, financial, health and safety, human resources, information systems, legal, operations, procurement, rates, security, risk management, water quality and research and development. These arrangements afford our operating companies professional and technical talent on an economical and timely basis. We also operate two national customer service centers, which are located in Alton, Illinois and Pensacola, Florida.

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

Employee Matters

Currently, approximately 49% of our workforce is represented by unions. We have 83 collective bargaining agreements in place with 19 different unions representing our unionized employees. In September 2010, we declared “impasse” in negotiations of our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The prior agreement expired on July 31, 2010; however negotiations did not produce a new agreement. We implemented our last, best and final offer on January 1, 2011 in order to maintain health care coverage for our employees in accordance with terms of the offer. The unions have challenged our right to implement our last, best, and final offer. In this regard, following the filing by the Utility Workers Union of America of an unfair labor practice charge, the National Labor Relations Board (“NLRB”) issued a complaint against us in January 2012, claiming that we implemented the last, best and final offer without providing sufficient notice of the existence of a dispute with the Federal Mediation and Conciliation Service, a state mediation agency, and several state departments of labor. We have asserted that we did, in fact, provide sufficient notice. A hearing date on the matter has not been set. In addition, six local unions filed grievances or demands for arbitration under their respective local collective bargaining agreements regarding our implementation of the last, best and final offer. In response, we filed a declaratory judgment action against the local unions in United States District Court for the District of New Jersey seeking, among other things, an injunction preventing the unions from filing grievances or demanding arbitration under the local collective bargaining agreements with respect to the implementation of our last, best and final offer. Three of the unions were removed from the litigation after they agreed to a dismissal with prejudice. Two of the unions were removed from the New Jersey District Court action, and the Company is pursuing similar declaratory judgment actions against the unions in United States District Courts in Pennsylvania and West Virginia. We will continue to defend our position in any challenge presented by the unions. Management does not expect any work disruption by union members at this time. In addition to matters relating to the expired national benefit agreement, five local union contracts covering approximately 700 employees expired without a new agreement being reached prior to December 31, 2011. One contract relating to employees in St. Louis, Missouri was negotiated to impasse and our last, best and final offer was implemented on July 11, 2011. There have been no work stoppages with respect to these contracts. Nevertheless, management has developed contingency plans that will be implemented as necessary if a work stoppage or strike does occur. Over one-quarter of our local union contracts will expire during 2012.

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

The American Water corporate governance guidelines and the charters for each of the standing committees of the board of directors, together with the American Water Code of Ethics and additional information regarding our corporate governance, are available on our website, http://www.amwater.com, and will be made available, without charge, in print to any shareholder who requests such documents from Investor Relations Department, American Water Works Company, Inc., 1025 Laurel Oak Road, Voorhees, NJ, 08043.

ITEM 1A.	RISK FACTORS

We operate in a market and regulatory environment that involves significant risks, many of which are beyond our control. In addition to the other information included or incorporated by reference in this Form 10-K, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position, results of operations or cash flows and liquidity.

Risks Related to Our Industry and Business

Our utility operations are subject to extensive economic regulation. Decisions by state PUCs and other regulatory agencies can significantly affect our business and results of operations.

Our Regulated Businesses provide water and wastewater services to our customers through subsidiaries that are economically regulated by state PUCs. Economic regulation affects the rates we charge our customers and has a significant impact on our business and results of operations. Generally, the state PUCs authorize us to charge rates that they determine are sufficient to recover our prudently incurred operating expenses, to enable us to finance the addition of new, or the replacement of existing, water and wastewater infrastructure and to provide us the opportunity to earn what they determine to be an appropriate rate of return on our invested capital and a return of our invested capital.

Our ability to successfully implement our business plan and strategy depends upon the rates authorized by the various state PUCs. We periodically file rate increase applications with state PUCs. The ensuing administrative process may be lengthy and costly. We can provide no assurances that our rate increase requests will be approved, or that any approval will be given in a timely manner. Moreover, a PUC may not approve a rate request to an extent that is sufficient to cover our expenses, including purchased water and costs of chemicals, fuel and other commodities used in our operations; enable us to recover our investment; and provide us an opportunity to earn an appropriate rate of return on our investment, in which case our business, financial condition, results of operations, cash flow and liquidity may be adversely affected. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on our invested capital and a return of our invested capital to the extent permitted by state PUCs. This could occur if water usage is less than anticipated in establishing rates, as billings to customers are, to a considerable extent, based on usage in addition to a base rate, or if our investments or expenses prove to be higher than was estimated in establishing rates.

Our operations and the quality of water we supply are subject to extensive environmental, water quality and health and safety laws and regulations. Compliance with increasingly stringent laws and regulations could impact our operating costs; and violations of such laws and regulations could subject the company to substantial liabilities and costs.

Our water and wastewater operations are subject to extensive United States federal, state and local laws and regulations and, in the case of our Canadian operations, Canadian laws and regulations that govern the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. These requirements include the United States Clean Water Act of 1972, which we refer to as the Clean Water Act, and the United States Safe Drinking Water Act of 1974, which we refer to as the Safe Drinking Water Act, and similar state and Canadian laws and regulations. We are also required to obtain various environmental permits from regulatory agencies for our operations. In addition, state PUCs also set conditions and standards for the water and wastewater services we deliver. If we deliver water or wastewater services to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs, as well as damage to our reputation. In the most serious cases, regulators could force us to discontinue operations and sell our operating assets to another utility or to a municipality. Given the nature of our business which, in part, involves supplying water for human consumption, any potential non-compliance with, or violation of, environmental, water quality and health and safety laws or regulations would likely pose a more significant risk to us than to a company not similarly involved in the water and wastewater industry.

We incur substantial operating and capital costs on an ongoing basis to comply with environmental, water quality and health and safety laws and regulations. These laws and regulations, and their enforcement, generally have become more stringent over time, and new or stricter requirements could increase our costs. Although we may seek to recover ongoing compliance costs in our rates, there can be no guarantee that the various state PUCs or similar regulatory bodies that govern our Regulated Businesses would approve rate increases to recover such costs or that such costs will not materially and adversely affect our financial condition, results of operations, cash flows and liquidity.

We may also incur liabilities if, under environmental laws and regulations, we are required to investigate and clean up environmental contamination at our properties, including potential spills of hazardous chemicals, such as chlorine, which we use to treat water, or at off-site locations where we have disposed of waste or caused an adverse environmental impact. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs and could adversely affect our financial condition, results of operations, cash flows and liquidity. Such remediation costs may not be covered by insurance and may make it difficult for us to secure insurance at acceptable rates in the future.

The current regulatory rate setting structure may result in a significant delay, or “regulatory lag,” from the time that we invest in infrastructure improvements, incur increased operating expenses or experience declining water usage, to the time at which we can address these events through the rate case application process; our inability to minimize regulatory lag could adversely affect our business.

There is typically a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating expense increase and the time when those costs are reflected in rates. In addition, billings permitted by state PUCs typically are, to a considerable extent, based on the volume of water usage in addition to a minimum base rate. Thus, we may experience a regulatory lag between the time our revenues are affected by declining usage and the time we are able to adjust the rate per gallon of usage to address declining usage. Our inability to reduce this regulatory lag could have an adverse effect on our financial condition, results of operations, cash flow and liquidity.

Several state PUCs are permitting rates to be adjusted outside of the rate case application process through surcharges that address capital investments to replace aging infrastructure, and increases in costs beyond the utility’s control, such as purchased water costs, property taxes and other expenditures. These surcharge mechanisms enable us to adjust rates closer to the time costs have been incurred than would be the case under the rate case application process. Currently, seven states permit us to use infrastructure surcharges related to our capital investments to replace aging infrastructure. These surcharges periodically are adjusted based on factors such as project completion or future budgeted expenditures, and specific surcharges are eliminated once the related capital investment is incorporated in new PUC-approved base rates. In addition to the infrastructure surcharges, three states have permitted us to add surcharges for purchased water costs, one state has permitted us to add surcharges for power and conservation costs, and one state has permitted us to add surcharges for expenses such as utility and chemical costs. While these surcharges have been a positive development, some state PUCs have not approved surcharges for infrastructure improvement, no state PUC has enabled us to add a surcharge for all of the operating expenses described above, and no state PUC has enabled us to address declining water usage through a surcharge. Although we intend to expand our efforts to obtain state PUC approval of surcharges to address infrastructure investments, increases in operating expenses and declining water usage, our efforts may not be successful, in which case our business, financial condition, results of operations, cash flow and liquidity may be adversely affected.

Availability of water supplies, restrictions on use, natural hazards, severe weather conditions, competing uses and economic conditions may adversely affect our access to sources of water, the demand for water services or our ability to supply water to customers.

Our ability to meet the existing and future demand of our customers depends on the availability of an adequate supply of water. As a general rule, sources of public water supply, including rivers, lakes, streams and groundwater aquifers, are held in the public trust and are not owned by private interests. As a result, we typically do not own the water that we use in our operations, and the availability of our water supply is established through allocation rights (determined by legislation or court decisions) and passing-flow requirements set by governmental entities. Passing-flow requirements set minimum volumes of water that must pass through specified water sources, such as rivers and streams, in order to maintain environmental habitats and meet water allocation rights of downstream users. Allocation rights are imposed to ensure sustainability of major water sources and passing-flow requirements are most often imposed on source waters from smaller rivers, lakes and streams. These requirements, which can change from time to time, may adversely impact our water supply. Drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water. For example, in our Monterey County, California operations, we are seeking to augment our sources of water supply, principally to comply with an order of the California State Water Resources Control Board that our subsidiary, California-American Water Company (“CAWC”), significantly decrease its diversion from the Carmel River in accordance with a reduction schedule running through December 31, 2016. We are also required to augment our Monterey County sources of water supply to comply with the requirements of the Endangered Species Act. We have implemented conservation rates and other programs to address demand and are utilizing aquifer storage and recovery facilities to store winter water for summer use. We were hopeful that we could address the water supply issues in a meaningful way through a Regional Desalination Project (the “Project”) that was to be implemented through a Water Purchase Agreement and ancillary agreements (the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and CAWC. As part of the Project, CAWC was to construct a conveyance pipeline from the desalination facility. We also planned to construct four additional pipelines and two pump stations (the “Ancillary Facilities”). However, the Project was subject to considerable delay and disputes among the parties. In July 2011, MCWRA advised MCWD and CAWC that the Agreements were void. By letter delivered to MCWD and MCWRA on September 28, 2011, CAWC terminated the Agreements based on MCWRA’s repudiation of the Agreements (MCWD has continued to assert that the Agreements remain in effect). Nevertheless, the parties agreed to participate in mediation in an attempt to resolve issues relating to the Project and the Agreements. In October 2011, during the pendency of the mediation, CAWC filed a petition (the “Petition”) with the California Public Utility Commission (“CPUC”) seeking clarification that it may go forward with constructing the Ancillary Facilities regardless of the status of the Project. MCWD and the California Division of Ratepayer Advocates are opposing the Petition. Ultimately, the mediation was not successful and ended on January 16, 2012. On January 17, 2012, CAWC announced that it had withdrawn support of the Agreements. In a prehearing conference with respect to the Petition, CAWC advised the administrative law judge assigned to the matter that it will seek CPUC approval of an alternate proposal. The administrative law judge directed CAWC to file, jointly with the MCWD and MCWRA if possible, a status report addressing various issues relating to the Project, and to submit a compliance filing to address CAWC’s plans to move forward on a new project. The filings are due by March 1, 2012. We cannot predict the ultimate effect of the events described above on CAWC’s efforts to secure alternative sources of water. If CAWC is unable to secure an alternative source of water, our business, financial condition, results of operations and cash flows could be adversely affected.

Government restrictions on water use may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition and results of operations. Seasonal drought conditions that would impact our water services are possible across all of our service areas. If a regional drought were to occur, governmental restrictions may be imposed on all systems within a region independent of the supply adequacy of any individual system. There were voluntary conservation efforts or water use restrictions implemented during certain periods of 2011 in Pennsylvania and New Jersey. Following drought conditions, water demand may not return to pre-drought levels even after restrictions are lifted. Decreased use of water services resulting from any of these events may adversely affect our business, financial condition, results of operations and cash flows.

Service interruptions due to severe weather events are possible across all our service areas. These include winter storms and freezing conditions, high wind conditions, tornados, earthquakes, high water conditions in or near designated flood plains, hurricanes and severe electrical storms. These weather events may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. In the third quarter of 2011, our New Jersey and Pennsylvania subsidiaries experienced service interruptions in certain of our operating areas and, in some cases, a loss in customers as a result of the extreme weather, including Hurricane Irene and other severe storms in the Northeast. In addition, the devastating tornado that struck Joplin, Missouri on May 22, 2011 caused extensive damage to our infrastructure and the water distribution system. Among other things, we lost our service center and plant storage buildings and suffered damage to the roof and windows at our water treatment plant, as well as to many of our vehicles. In addition, while our water treatment plant remained operational, the lack of electricity forced us to operate on generator power until electric power was restored within the next two days. We also had to address more than 4,000 leaking customer service lines and 25 torn fire service lines. Because it was not possible to maintain system pressure initially, the Missouri Department of Natural Resources issued a boil water order. The order was lifted after we restored full pressure to the system, flushed the entire system and completed sampling tests, all within six days after the order was issued. Any interruption in our ability to supply water or to collect, treat and properly dispose of wastewater, or any costs associated with restoring service, could adversely affect our financial condition and results of operations.

Furthermore, losses from business interruptions or damage to our facilities might not be covered by our insurance policies and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

Adverse economic conditions can cause our customers, particularly industrial customers, to curtail operations. A curtailment of operations by an industrial customer would typically result in reduced water usage. In more severe circumstances, the decline in usage could be permanent. Any decrease in demand resulting from difficult economic conditions could adversely affect our financial condition and results of operations.

Regulatory and environmental risks associated with the collection, treatment and disposal of wastewater may impose significant costs.

The wastewater collection, treatment and disposal operations of our subsidiaries are subject to substantial regulation and involve significant environmental risks. If collection or treatment systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in rates. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. Moreover, if we are deemed liable for any damage caused by overflow, our losses might not be covered by insurance, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

Our inability to efficiently implement our business transformation project, could result in higher than expected costs or otherwise adversely impact our operations and profitability.

We have undertaken a “business transformation” project, which is intended to improve our business processes and upgrade our antiquated core information technology systems. This multi-year, enterprise-wide initiative is intended to support our broader strategic initiatives. The project is intended to optimize workflow throughout our field operations, improve our back-office operations and enhance our customer service capabilities. The scale and anticipated future costs associated with the business transformation project are significant and we could incur costs significantly in excess of budgeted costs. Any technical or other difficulties in developing or implementing this initiative may increase the costs of the project and have an adverse effect on our operations and reporting processes, including our internal control over financial reporting. When we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Further, we may not realize anticipated cost improvements and greater efficiencies from the project. We can provide no guarantee that we will be able to achieve timely or adequate rate recovery of any increased costs associated with the business transformation project. As of December 31, 2011, expenditures on the project totaled $139.7 million. We anticipate that total expenditures of as much as $280 million will be required to complete the project.

Currently, we operate numerous information technology systems that have varying degrees of integration, sometimes leading to inefficiencies. Therefore, delays in completion of the business transformation project will also delay cost savings and efficiencies expected to result from the project. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our ability to meet customer needs efficiently. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

Our Regulated Businesses require significant capital expenditures and may suffer if we fail to secure appropriate funding to make investments, or if we experience delays in completing major capital expenditure projects.

The water and wastewater utility business is very capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment. In 2011, we invested $924.9 million in net

Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems could increase in the future. We fund capital improvement projects using cash generated from operations, borrowings under our revolving credit facility and commercial paper programs and issuances of long-term debt and equity securities. We can provide no assurance that we will be able to access the debt and equity capital markets on favorable terms or at all.

In addition, we believe that our dividend policy could limit our ability to pursue growth. In particular, the use of cash to pay dividends could affect our ability to make large acquisitions or pursue other growth opportunities that require cash investments in amounts greater than our available cash and external financing resources. In order to fund construction expenditures, acquisitions (including tuck-in acquisitions), principal and interest payments on our indebtedness, and dividends at the level currently anticipated under our dividend policy, we expect that we will need additional financing. However, we intend to retain sufficient cash from operating activities after the distribution of dividends to fund a portion of our capital expenditures.

If we do not obtain sufficient capital, we may be unable to maintain our existing property, plant and equipment, realize our capital investment strategies, meet our growth targets and successfully expand the rate base upon which we are able to earn future returns on our investment and a return of our investment. Even if we have adequate resources to make required capital expenditures, we face the additional risk that we will not complete our major capital expenditures on time, as a result of construction delays or other obstacles. Each of these outcomes could adversely affect our financial condition and results of operations.

Weather conditions could adversely affect demand for our water service and our revenues.

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand tends to vary with temperature, rainfall levels and rainfall frequency. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

Our inability to access the capital or financial markets could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

In addition to cash from operations, we rely on our revolving credit facility, commercial paper programs, and the capital markets to satisfy our liquidity needs. In this regard, our principal external source of liquidity is our revolving credit facility. We regularly use our commercial paper program as a principal source of short-term borrowing due to the generally more attractive rates we obtain in the commercial paper market. However, disruptions in the capital markets could limit our ability to access capital. For example, in September 2008, we were unable to access short-term liquidity through our commercial paper program, and were compelled to borrow under our credit facilities with a syndicate of banks. This resulted in an increase in our borrowing costs until the time we again were able to access the commercial paper market. Although our difficulties in accessing capital were resolved as the severity of the recent financial crisis subsided, we cannot assume that similar adverse events in the financial markets will not occur again in the future. Moreover, while our credit facility lending banks have met all of their obligations, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. In order to meet our short-term liquidity needs, particularly if borrowings through the commercial paper market are unavailable, we maintain an $840 million revolving credit facility. Commitments of $685 million under this revolving credit facility mature on September 15, 2013, and the remaining $155 million of commitments expire on September 15, 2012. Our inability to renew or replace these commitments could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity.

American Water Capital Corp. (“AWCC”), our financing subsidiary, had no outstanding borrowings under the credit facilities and $32.0 million of outstanding letters of credit under this credit facility as of February 21, 2012. AWCC had $94.7 million of outstanding commercial paper as of February 21, 2012. We cannot assure that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Longer term disruptions in the capital and credit markets as a result of uncertainty, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any significant disruption in the capital and credit markets, or financial institution failures could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures.

Any impediments to our access to the capital markets, failure of our lenders to meet their commitments, increased interest expense, or cash conservation measures resulting from financial market disruptions or otherwise could adversely affect our business, financial condition, results of operations, cash flow, and liquidity.

Market conditions may unfavorably impact the value of benefit plan assets and liabilities, as well as assumptions related to the benefit plans, which may require us to provide significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. These assets are subject to market fluctuations, which may cause investment returns to fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets will increase the funding requirements under our pension and postretirement benefit plans if future returns on these assets are insufficient to offset the decline in value. Additionally, the Company’s pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, thereby reducing returns, our liabilities increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans. Future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, and our results of operations and financial position could be negatively affected.

In addition, market factors can affect assumptions we use in determining funding requirements with respect to our pension and postretirement plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could be materially increased, which could adversely affect our financial position and results of operations.

Our indebtedness could affect our business adversely and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.

As of December 31, 2011, our indebtedness (including preferred stock with mandatory redemption requirements) was $5,905.0 million, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital requirements or capital expenditures;

•	exposing us to interest rate risk with respect to the portion of our indebtedness that bears interest at a variable rate;

•	limiting our ability to pay dividends on our common stock or make payments in connection with our other obligations;

•	impairing our access to the capital markets for debt and equity

•

likely requiring that an increasing portion of our cash flows from operations be dedicated to the payment of the principal of and interest on our debt, thereby reducing funds available for future operations, acquisitions, dividends on our common stock or capital expenditures;

•	limiting our ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and

•	placing us at a competitive disadvantage compared to those of our competitors that have less debt.

In order to meet our capital expenditure needs, we may be required to make additional borrowings under our credit facilities or issue new debt securities in the capital markets. Moreover, additional borrowings may be required to refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2012 and 2013 are $28.9 million and $112.6 million, respectively. We can provide no assurances that we will be able to access the debt capital markets on favorable terms, if at all. If new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to refinance existing debt on favorable terms.

We will depend primarily on operations to fund our expenses and to pay the principal and interest on our outstanding debt. Therefore, our ability to pay our expenses and satisfy our debt service obligations depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors beyond our control. If we do not have sufficient cash flows to pay the principal and interest on our outstanding debt, we may be required to refinance all or part of our existing debt, sell assets, borrow additional funds or sell additional equity. In addition, if our business does not generate sufficient cash flows from operations, or if we are unable to incur indebtedness sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to changes in our business, which could cause our operating results and prospects to be affected adversely.

Work stoppages and other labor relations matters could adversely affect our results of operations.

Currently, approximately 49% of our workforce is represented by unions. We have 83 collective bargaining agreements in place with 19 different unions representing our unionized employees. We might not be able to renegotiate labor contracts on terms that are favorable to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations may adversely affect our financial condition, results of operations, cash flows and liquidity. In September 2010, we declared “impasse” in negotiations of our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The prior agreement expired on July 31, 2010; however, negotiations did not produce a new agreement. We implemented our “last, best and final” offer on January 1, 2011 in order to provide health care coverage for our employees in accordance with the terms of the offer. The unions have challenged our right to implement our last, best, and final offer. In this regard, following the filing by the Utility Workers Union of America of an unfair labor practice charge, the National Labor Relations Board (“NLRB”) issued a complaint against us in January 2012, claiming that we implemented the last, best and final offer without providing sufficient notice of the existence of a dispute with the Federal Mediation and Conciliation Service, a state mediation agency, and several state departments of labor. We have asserted that we did, in fact, provide sufficient notice. A hearing date on the matter has not been set. In addition, six local unions filed grievances or demands for arbitration under their respective local collective bargaining agreements regarding our implementation of the last, best and final offer. In response, we filed a declaratory judgment action against the local unions in United States District Court for the District of New Jersey seeking, among other things, an injunction preventing the unions from filing grievances or demanding arbitration under the local collective bargaining agreements with respect to the implementation of our last, best and final offer. Three of the unions were removed from the litigation after they agreed to a dismissal with prejudice. Two of the unions were removed from the New Jersey District Court action, and the Company is pursuing similar declaratory judgment actions against the unions in United States District Courts in Pennsylvania and West Virginia. We will continue to defend our position in any challenge presented by the unions. In addition to the expired national benefit agreement, five local union contracts covering approximately 700 employees expired without a new agreement being reached prior to December 31, 2011. One contract relating to employees in St. Louis, Missouri was negotiated to impasse and our last, best, and final offer was implemented on July 11, 2011. In addition, over one-quarter of our local union contracts will expire during 2012. Although no work stoppages have occurred with respect to the expired contracts described above, we cannot provide assurance that a work stoppage or strike will not occur. While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, we cannot assure that a strike or work stoppage would not have a material adverse impact on our results of operations, financial position or cash flows.

Contamination of our sources of water could result in service interruptions and human exposure to hazardous substances and subject our subsidiaries to civil or criminal enforcement actions, private litigation and cleanup obligations.

Our water supplies are subject to contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as perchlorate and methyl tertiary butyl ether (“MTBE”), and possible terrorist attacks. If one of our water supplies is contaminated, we may have to interrupt the use of that water supply and locate an adequate supply of water from another water source, including, in some cases, through the purchase of water from a third-party supplier. If we are unable to access a substitute water supply in a cost-effective manner, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. We might not be able to recover costs associated with treating or decontaminating water supplies through rates, or recovery of these costs may not occur in a timely manner. Moreover, we could be held liable for environmental damage as well as damages arising from toxic tort or other lawsuits, criminal enforcement actions, contractual obligations or other consequences arising out of human exposure to hazardous substances in our drinking water supplies.

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

We also are required from time to time to decommission, repair or upgrade the dams that we own. The cost of such repairs can be and has been material. We might not be able to recover such costs through rates. The inability to recover these higher costs or delayed recovery of the costs as a result of regulatory lag can affect our financial condition, results of operations, cash flows and liquidity. The federal and state agencies that regulate our operations may adopt rules and regulations requiring us to dismantle our dams. In Monterey County, California, CAWC filed an application with the CPUC in September, 2010 to seek approval for a project to reroute the Carmel River and remove the San Clemente Dam, which is owned by CAWC. As part of the application, CAWC is seeking recovery of certain historical costs, totaling approximately $26.9 million, related to studies to determine whether the dam could withstand significant flooding and severe earthquakes meeting defined criteria, efforts to develop a project to address seismic issues, the identification and analysis of possible alternative project options, and activities undertaken pursuant to the directives of Federal and State government agencies, including the California Department of Water Resources, Division of Safety of Dams (“DSOD”), which is acting as the lead agency under the State and Federal environmental review laws. On November 10, 2011, a Proposed Decision (“PD”) was issued by the administrative law judge assigned to the matter. In the PD, the administrative law judge recommended that recovery of virtually all of the historical costs should be denied.

CAWC has filed comments with the CPUC contending that the PD is unreasonable, unsupported by and contrary to the evidence, and contrary to law and policy. The PD is currently under review by the CPUC, which has delayed issuing a decision on several occasions and most recently has indicated that it will not vote on a decision until April 19, 2012. While we believe there are sound reasons for the CPUC to modify the PD to permit recovery of the historical costs, in the event recovery is not permitted, our results of operations would be materially adversely affected for the period in which we incur a charge with respect to the write off of the historical costs, most of which currently are recorded as regulatory assets, and our cash flows in future years would be adversely affected.

Any failure of our network of water and wastewater pipes and water reservoirs could result in losses and damages that may affect our financial condition and reputation.

Our operating subsidiaries distribute water and collect wastewater through an extensive network of pipes and store water in reservoirs located across the United States. A failure of major pipes or reservoirs could result in injuries and property damage for which we may be liable. The failure of major pipes and reservoirs may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water and wastewater delivery requirements prescribed by government regulators, including state PUCs with jurisdiction over our operations, and adversely affect our financial condition, results of operations, cash flows, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future. Moreover, to the extent such business interruptions or other losses are not covered by insurance, they may not be recovered through rate adjustments.

Risks associated with our portfolio optimization efforts may adversely affect us.

Under our portfolio optimization initiative, we will continue to seek to acquire or invest in additional water and/or wastewater systems while disposing of other systems. These transactions are designed to enable us to achieve a more rationalized portfolio, cost structure improvements and an enhanced financial profile. We will consider acquiring systems in markets in the United States where we do not currently operate our Regulated Businesses and through tuck-ins. We also will continue to seek to enter into related market-based businesses and services that complement our businesses. Acquisition transactions may result in:

•	incurrence of debt and contingent liabilities;

•	dilutive issuances of our equity securities;

•	failure to realize anticipated benefits;

•	failure of acquired entities to have or to maintain effective internal control over financial reporting;

•	fluctuations in quarterly results;

•	exposure to unknown risks and liabilities, such as environmental liabilities; and

•	other acquisition-related expenses.

With respect to dispositions, we may be unable to sell, on acceptable terms, systems that we no longer believe are suitable for our portfolio.

We may also experience difficulty in obtaining required regulatory approvals for acquisitions or dispositions, and any regulatory approvals we obtain may require us to agree to costly and restrictive conditions imposed by regulators. We may not identify all significant risks when reviewing a potential transaction, and we could be exposed to potential liabilities for which we will not be indemnified or, in the case of dispositions, we may be required to continue to assume liabilities with respect to systems that we sell. We also may encounter difficulties in integrating new businesses, including bringing newly acquired businesses up to the necessary level of regulatory compliance, retaining and integrating key personnel, achieving strategic objectives and integrating acquired assets and technological systems. The demands of identifying and transitioning newly acquired businesses or pursuing investment opportunities may also divert management’s attention from other business concerns and otherwise disrupt our business. Any of these risks may adversely affect our financial condition, results of operations and cash flows.

Changes in laws and regulations over which we have no control and changes in certain agreements can significantly affect our business and results of operations.

New legislation, regulations, government policies or court decisions can materially affect our operations. The individuals who serve as regulators are elected or are political appointees. Therefore, elections which result in a change of political administration or new appointments may also result in changes in the individuals who serve as regulators and the policies of the regulatory agencies that they serve. New laws or regulations, new interpretations of existing laws or regulations, changes in agency policy, including those made in response to shifts in public opinion, or conditions imposed during the regulatory hearing process may affect our business in a number of ways that could have an adverse effect on our business, financial condition, results of operations, cash flows and liquidity, including the following:

•	making it more difficult for us to raise our rates and, as a consequence, to recover our costs or earn our expected rates of return;

•	changing the determination of the costs, or the amount of costs, that would be considered recoverable in rate cases;

•	changing water quality or delivery service standards or wastewater collection, treatment, discharge and disposal standards with which we must comply;

•	restricting our ability to terminate our services to customers who owe us money for services previously provided or limiting our bill collection efforts;

•	requiring us to provide water services at reduced rates to certain customers;

•	restricting our ability to buy or sell assets or issue securities;

•	changing regulations that affect the benefits we expected to receive when we began offering services in a particular area;

•	changing or placing additional limitations on change in control requirements relating to any concentration of ownership of our common stock;

•	making it easier for governmental entities to convert our assets to public ownership via eminent domain;

•

placing limitations, prohibitions or other requirements on the sharing of information and transactions by or between a regulated utility and its affiliates, including us, our service company and any of our other subsidiaries;

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

Our total assets include substantial goodwill. At December 31, 2011, our goodwill totaled $1,195.1 million. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003 and the acquisition of E’Town Corporation by a predecessor to our previous owner in 2001. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, we have taken significant non-cash charges to operating results for goodwill impairments in the past. In the first quarter of 2009, we recorded a non-cash charge to our financial results for a goodwill impairment in the amount of $450.0 million, which reduced net income by $443.0 million. In the aggregate, goodwill impairment charges including those recognized in our discontinued operations taken in each year from 2006 through 2009 totaled approximately $1.93 billion and reduced net income by approximately $1.91 billion.

We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance. These market events could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in our market price consistent with our peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect our reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain its credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

The assets of our Regulated Businesses are subject to condemnation through eminent domain.

Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized efforts may arise from time to time in one or more of the service areas in which our Regulated Businesses operate to convert our assets to public ownership and operation through exercise of the governmental power of eminent domain. Should a municipality or other government subdivision seek to acquire our assets through eminent domain, we may resist the acquisition. Contesting an exercise of condemnation through eminent domain may result in costly legal proceedings and may divert the attention of the affected Regulated Business’s management from the operation of its business. Moreover, out efforts to resist the acquisition may not be successful.

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

As of December 31, 2011, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $1,187.4 million and $739.8 million, respectively. Our federal NOL carryforwards begin to expire in 2024, and our state NOL carryforwards will expire between 2012 and 2031. Our ability to utilize our NOL carryforwards is primarily dependent upon our ability to generate sufficient taxable income. Moreover, because our previous owner’s divestiture of its stock was considered an “ownership change” under Section 382 of the Internal Revenue Code, the amount of NOL carryforwards that may be utilized in any year is limited. Our management believes the federal NOL carryforwards are more likely than not to be recovered and therefore currently require no valuation allowance. At December 31, 2011, $196.1 million of the state NOL carryforwards have been offset by a valuation allowance because the Company does not believe these NOLs will more likely than not be realized in the future, and we have, in the past, been unable to utilize certain of our NOLs. The establishment or increase of a valuation allowance in the future would reduce our deferred income tax assets and our net income.

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

Our Market-Based Operations, through American Water (excluding our regulated subsidiaries) provide performance guarantees, including financial guarantees or deposits, to our public-sector and public clients, who may seek to enforce the guarantees if our Market-Based Operations do not satisfy certain obligations.

Under the terms of some of our agreements for the provision of services to water and wastewater facilities with municipalities, other governmental entities and other customers, American Water (excluding our regulated subsidiaries) provides guarantees of specified performance obligations of our Market-Based Operations, including financial guarantees or deposits. In the event our Market-Based Operations fail to perform these obligations, the entity holding the guarantees may seek to enforce the performance commitments against us or proceed against the deposit. In that event, our financial condition, results of operations, cash flows, and liquidity could be adversely affected.

At December 31, 2011, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $3,113.0 million, and this amount is likely to increase if our Market-Based Operations grow. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.

Our Market-Based Operations’ long-term contracts with the Department of Defense may be terminated for the convenience of the U.S. Government and are subject to periodic contract price redetermination.

All of our contracts with the Department of Defense for the operation and maintenance of water and wastewater systems may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. Government or as a result of default or non-performance by the subsidiary performing the contract. In addition, the contract price for each of these military contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions. Any early contract termination or unfavorable price redetermination could adversely affect our results of operations.

We operate a number of water and wastewater systems under O&M contracts and face the risk that the owners of those systems may fail to maintain those systems, which may negatively affect us as the operators of the systems.

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

Some of our Market-Based Operations enter into long-term contracts pursuant to which they agree to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities, which includes responsibility for certain major maintenance for some of those facilities, in exchange for an annual fee. Our Market-Based Operations are generally subject to the risk that costs associated with operating and maintaining the facilities, including production costs such as purchased water, electricity, fuel and chemicals used in water treatment, may exceed the fees received from the municipality or other contracting party. In addition, directly or through our market-based subsidiaries, we often guarantee our Market-Based Operations’ obligations under those contracts. Losses under these contracts or guarantees may adversely affect our financial condition, results of operations, cash flows and liquidity.

We rely on our information technology (“IT”) systems to assist with the management of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.

Our IT systems are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers. A number of our current IT systems are antiquated, and it is increasingly difficult to obtain upgrades to, and support for, these systems. While we intend to replace these systems through the business transformation process described above, for the time being we remain subject to risks that are underscored by the age of our IT systems. Specifically, our IT systems are vulnerable to damage or interruption from:

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

These events may result in physical and electronic loss of customer or financial data, security breaches, misappropriation and other adverse consequences. In addition, the lack of redundancy for certain of our IT systems, including billing systems, could exacerbate the impact of any of these events on us.

In addition, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our business, and we might lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency.

We may be required to adopt International Financial Reporting Standards (“IFRS”) or changes in generally accepted accounting principles in the United States (“GAAP”) that, among other things, could limit our ability to defer recognition of costs deemed material or otherwise could negatively impact our business, financial condition or results of operations.

Currently, our accounting and financial reporting is based on GAAP. In 2008, the SEC proposed a series of milestones, sometimes referred to as the “Proposed Roadmap,” that would guide the SEC in determining whether to transition from GAAP to IFRS. Among matters considered by the SEC was a staged transition into IFRS reporting for public companies, beginning for fiscal years ending on or after December 15, 2014 for the largest public companies. However, persons commenting on the Proposed Roadmap expressed differing views about the proposed approach. In response, the SEC issued a statement in February 2010 that, while expressing the SEC’s continued support for a single set of high-quality global accounting standards, directed the SEC staff to execute a work plan to aid the SEC in evaluating the impact that the use of IFRS by U.S. companies would have on the securities market. The SEC staff has not yet issued a final report on the work plan. Recent statements by the SEC staff have indicated that the final report on the work plan may be expected in 2012. It is unclear whether the SEC will decide whether, and if so when, IFRS would be incorporated into financial reporting by U.S. public companies.

Another initiative that has affected financial reporting by U.S. public companies is efforts by the U.S. Financial Accounting Standards Board, or the “FASB,” and the International Accounting Standards Board, or the

“IASB,” to develop compatible accounting standards for use in both domestic and cross-border financial reporting. The FASB and IASB have worked on a number of projects to achieve accounting convergence with respect to specific accounting topics, which have resulted in the adoption of some new standards and continuing efforts on other topics.

Under GAAP, we are subject to the accounting procedures to address the effects of certain types of regulation, which, among other things, allow us to defer recognition of certain costs and record them on the balance sheet as regulatory assets if we believe it is probable that we will be allowed to recover those costs through future rate increases. Currently, IFRS does not contain provisions equivalent to the current GAAP accounting procedures. The adoption of the IFRS standards or the adoption of other new accounting or financial reporting standards, either through the convergence efforts of the FASB and IASB or otherwise, could affect our reported performance, which in turn could unfavorably impact our business, financial condition or results of operations. Furthermore, the transition to and application of new accounting or financial reporting standards could result in increased administrative costs.

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

Alternative Water Supply in Lieu of Carmel River Diversions

In 1995, the California State Water Resources Control Board issued an administrative order (the “1995 Order”) to CAWC requiring CAWC to implement an alternative water supply in lieu of diversions from the Carmel River.

The State Water Resources Control Board held administrative hearings in the summer of 2008 to address claims that CAWC has exceeded its water diversion rights in the Carmel River and has not diligently pursued establishing an alternative water supply as required by the 1995 Order. The State Water Resources Control Board adopted a Cease and Desist Order applicable to CAWC on October 20, 2009 (the “2009 Order”). The 2009 Order finds that CAWC has not sufficiently implemented actions to terminate its unpermitted diversions from the Carmel River as required by the 1995 Order. The 2009 Order requires, among other things, that CAWC significantly decrease its yearly diversions from the Carmel River according to a set reduction schedule running from the date the 2009 Order was adopted until December 31, 2016, at which point all unpermitted diversions must end. Failure to effect the decrease in diversions mandated by the 2009 Order could result in substantial penalties. The 2009 Order also requires that CAWC plan, design and implement, within 24 months of the date the 2009 Order was adopted, a project or projects designed to reduce the need for Carmel River diversions by at least 500 acre feet per year. CAWC constructed an aquifer storage and recovery well that satisfied this requirement in advance of the 24 month deadline. CAWC has appealed the 2009 Order to the Superior Court of California challenging the findings and requirements of the 2009 Order. We can provide no assurances, however, that the appeal will be successful or that, if unsuccessful, CAWC will be able to comply with the diversion reduction requirements and other remaining requirements under the 2009 Order or that any such compliance will not result in material additional costs or obligations to us. On December 2, 2010, the CPUC approved the Project, involving the construction of a desalination facility on the California central coast, north of Monterey. The Project was to be implemented through Agreements among the MCWD, the MCWRA and CAWC. As part of the Project, a conveyance pipeline from the desalination facility, designed to facilitate CAWC’s purchase of water from the facility, was to be constructed by CAWC. The CPUC also approved construction of four additional pipelines and two pump stations (the “Ancillary Facilities”). The desalination facility was to be constructed and owned by MCWD, and MCWRA was to construct the wells that were to supply water to the desalination facility. The Project was intended, among other things, to fulfill CAWC’s obligations under the 1995 Order, in addition to other obligations.

The Project was subject to delay due to, among other things, funding delays and investigations and inquiries initiated by public authorities relating to an alleged conflict of interest concerning a former member of the MCWRA Board of Directors (the “Former Director”). The Former Director was paid for consulting work by a contractor to MCWD while serving on the MCWRA Board of Directors. The contractor subsequently was retained as project manager for the Project. On July 7, 2011, MCWRA advised MCWD and CAWC that the Agreements were void as a result of the conduct of the Former Director. Subsequently, on August 12, 2011, CAWC advised MCWD and MCWRA that they have defaulted in performance of certain financing obligations under the Water Purchase Agreement. By letter delivered to MCWD and MCWRA on September 28, 2011, CAWC terminated the Agreements, based on MCWRA’s repudiation of the Agreements. In other communications among the parties, each of MCWD and MCWRA have stated that it complied with the financing obligations, and MCWD further responded that, among other things, CAWC did not comply on a timely basis with an obligation under the Water Purchase Agreement that CAWC provide a letter of credit. MCWD has also asserted that the Agreements remain in effect.

CAWC, MCWRA and MCWD agreed to participate in a mediation process with respect to disputes among the parties relating to the Agreements. In October 2011, during the pendency of the mediation, CAWC filed the Petition with the CPUC seeking clarification that it may go forward with constructing the Ancillary Facilities regardless of the status of the Project. MCWD and the California Division of Ratepayer Advocates are opposing the Petition.

Ultimately, the mediation was not successful, and terminated on January 16, 2012. On January 17, 2012, CAWC announced that it has withdrawn support of the Agreements. In addition, CAWC has evaluated various alternatives to the Project. At a prehearing conference with respect to the Petition held on January 24, 2012, CAWC advised the administrative law judge assigned to the matter that it will seek CPUC approval of an alternate project. The administrative law judge directed CAWC to file, jointly with MCWD and MCWRA if possible, a status report addressing various issues related to the Project and to submit a compliance filing to address CAWC’s plans to move forward on a new project. The filings are due by March 1, 2012. We cannot predict the ultimate effect of the events described above on CAWC’s efforts to secure alternative sources of water.

San Clemente Dam

The San Clemente Dam is a 106-foot high concrete arch dam located approximately 18.5 miles from the Pacific Ocean on the Carmel River. It was constructed in 1921 and has been operated by CAWC since 1966. In 1980, the DOSD directed CAWC to evaluate the structural integrity of the dam in the event of severe earthquakes or floods that could overtop the dam. In 1992, CAWC concluded that under certain conditions, the San Clemente Dam might not be stable in the event of a “Maximum Credible Earthquake” (the maximum earthquake that appears capable of occurring under the presently known geologic framework). The studies also concluded that a “Probable Maximum Flood” (the flood that may be expected from the most severe combination of critical meteorological and hydrologic conditions that is reasonably possible in the drainage basin under study) could overtop the dam by fourteen feet and cause excessive erosion in the area of the downstream abutments. Based on these findings, DSOD ordered CAWC to improve the San Clemente Dam to address these issues.

Since 1992, there have been numerous engineering and environmental studies regarding the proposed solution to the San Clemente Dam’s stability. Although dam buttressing was originally the favored project of CAWC and DSOD, CAWC began to explore dam removal on a parallel track in response to comments made by the National Oceanic and Atmospheric Administration’s National Marine Fisheries Services (“NMFS”) on DSOD’s 1999 Draft Environmental Impact Report. DSOD certified the Final Environmental Impact Report/Environmental Impact Statement (“EIR/EIS”) in January 2008. The Final EIR/EIS focused on two possible projects, the dam buttressing project and a project to reroute the Carmel River and remove the dam (the “Reroute and Removal Project”), but remained neutral as to which project CAWC should pursue.

Currently, the Reroute and Removal Project is CAWC’s preferred project. Subject to CPUC approval and ratepayer recovery, CAWC has committed to pay an amount equivalent to the estimated cost of buttressing the dam (approximately $49 million). The California State Coastal Conservancy has committed to secure approximately $34 million from State, Federal, and private foundation resources to fund the difference between the approximate cost of dam buttressing and the cost of the Reroute and Removal Project. In September 2011, CAWC filed an application with the CPUC for authorization to implement the Reroute and Removal Project and to recover through rates the $49 million prospective costs associated with the Reroute and Removal Project over a twenty-year period. In addition, CAWC sought to recover certain historical costs, totaling approximately $26.9 million, related to studies to determine whether the dam could withstand a Probable Maximum Flood and or Maximum Credible Earthquake, efforts to develop a project to address seismic issues, the identification and analysis of possible alternative project options, and activities undertaken pursuant to the directives of Federal and State government agencies, including DSOD, which is acting as the lead agency under the State and Federal environmental review laws.

On November 10, 2011, the administrative law judge assigned to the application issued a PD denying recovery of virtually all of the historical costs, but providing recovery of the $49 million prospective costs over a twenty-year period. The administrative law judge also recommended placing a firm cap on projected costs (i.e., additional unanticipated costs could not be recovered), and imposing additional limitations such as exclusion of any equity return from the recovery and reduction of the amount to be recovered based on the appraisal value of land to be donated by CAWC. In response, CAWC filed comments with the CPUC contending that the PD is unreasonable, unsupported by and contrary to the evidence, and contrary to law and policy. On January 4, 2012, the administrative law judge issued a revised PD, recommending that CAWC be ordered to show cause why it should not be fined or otherwise sanctioned for an alleged misrepresentation regarding descriptions of the use of the dam as a point of water diversion. We believe the administrative law judge’s allegation is meritless and vigorously disagree with the administrative law judge’s characterization. CAWC has requested the opportunity to respond to the unfounded allegation and demonstrate that it is invalid.

CAWC has met with the CPUC Commissioners to communicate the various reasons it believes the PD should be modified or an alternate decision should be issued. The PD is currently under review by the CPUC, which has delayed issuing a decision on several occasions and most recently has indicated that it will not vote on a decision until April 19, 2012. While the Company believes there are sound reasons for the CPUC to modify the PD to permit recovery of at least most historical costs and overturn other recommendations adverse to CAWC, in the event recovery of the historical costs is not permitted, the Company would, among other things, incur a charge to earnings with respect to the write-off of most of the historical costs, which currently are reflected in regulatory assets.

Endangered Species Matters

In 1998, the National Oceanic and Atmospheric Administration, (the “NOAA”), listed the South Central California Coast steelhead trout as threatened pursuant to the federal Endangered Species Act, and subsequently designated the Carmel River as critical habitat for those trout. In 2001, CAWC entered into a conservation agreement with NOAA, requiring CAWC to implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed, study the removal of the previously mentioned San Clemente Dam and explore long-term water sources other than a new reservoir in the Carmel River. Since that time, CAWC has implemented a number of measures to reduce the impact of its operations on the steelhead trout and other species, including pursuing permits to construct the previously mentioned desalination project as an alternative source of water. In early 2004, NOAA informed CAWC of its concern that CAWC’s ongoing operations would cause the “take” of significant numbers of steelhead trout during the several remaining years required to implement the desalination project. In June 2006, CAWC and NOAA entered a settlement agreement whereby CAWC agreed to fund certain additional projects to improve habitat conditions for and aid in the recovery of steelhead trout in the Carmel River watershed. Under this 2006 agreement, CAWC was required, among other things, to make an initial payment of $3.5 million plus six annual installments of $1.1 million. The settlement agreement required that all payments made by CAWC to NOAA be used for mitigation projects in the Carmel River watershed. NOAA agreed not to assess any penalties or otherwise prosecute CAWC for any “take” of steelhead trout, so long as CAWC complied with the settlement agreement. Effective March 3, 2009, CAWC and NOAA executed an amended settlement agreement, which supersedes the 2006 agreement, to allow the required payments to be made to and managed by a California state agency under an existing mitigation program, thereby ensuring that settlement payments will be used for mitigation projects in the Carmel River watershed (the lack of such assurance caused CAWC to delay payments under the 2006 agreement). The 2009 amendment also extended the duration of the agreement for an additional year, which, among other things, resulted in CAWC’s agreement to make an additional $1.1 million payment and a one year extension of NOAA’s agreement not to assess any penalties or otherwise prosecute CAWC for any “take” of steelhead trout. Consistent with the amended agreement, CAWC paid an initial $3.5 million in April 2009, made the first $1.1 million installment payment in July 2010, the second $1.1 million installment payment in July 2011 and is scheduled to make the third installment payment in July 2012, and additional installment payments annually through July 2016. The settlement agreement authorizes CAWC to terminate these payments once CAWC has complied with the State Water Resources Control Board’s 1995 order to reduce its diversions.

The CPUC has authorized the recovery through rates of, and CAWC is recovering, the initial $3.5 million payment and the 2009 installment payment. CAWC’s application for recovery of the 2010 installment payment is pending before the CPUC, and CAWC plans to file an application for recovery of the 2011 and 2012 payments in the second half of 2012.

The settlement agreement also requires CAWC and NOAA to meet and negotiate a resolution to NOAA’s concerns regarding changes to CAWC’s operations on the Carmel River to protect the fish and improve its habitat. CAWC and NOAA have deferred these additional negotiations. CAWC also undertakes activities to protect the threatened California red-legged frog and its habitat in the Carmel River pursuant to a prior agreement with the U.S. Fish and Wildlife Service (“USFWS”). This agreement has expired, and CAWC is in discussions with USFWS to renew the agreement.

On March 14, 2008, the Sierra Club and the Carmel River Steelhead Association notified CAWC of their intent to file a citizen suit, 60 days therefrom, for violations of the federal Endangered Species Act alleging the “take” of steelhead trout by CAWC along the Carmel River and seeking injunctive relief to reduce river water diversions and increase river flow and fish passage facilities. On June 25, 2009, the Sierra Club and the Carmel River Steelhead Association filed suit in United States District Court for the Northern District of California, seeking to enjoin CAWC’s pumping on the Carmel River. The suit was dismissed on CAWC’s motion on January 8, 2010. The Sierra Club and the Carmel River Steelhead Association also filed an administrative complaint with the California State Water Resources Control Board in December 2008, claiming that certain fish passage facilities do not meet existing permit requirements. The State Water Resources Control Board has not acted on this complaint pending the completion of work that CAWC is undertaking to improve fish passage at that dam.

Other Matters

In addition, in November 2010, the Ontario Ministry of Justice commenced a proceeding against Terratec Environmental Ltd., one of the Company’s Canadian subsidiaries, alleging the violation of the Ontario Water Resource Act, in connection with the alleged discharge of anaerobic digestate into a creek that leads to Lake Ontario. Terratec has been engaged in negotiations with the Ontario Ministry of Justice to settle this matter and anticipates that penalties will not be material.

Periodically, the Company is involved in other proceedings or litigation arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will materially affect the Company’s financial position or results of operations. However, litigation and other proceedings are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is possible that some litigation and other proceedings could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to April 23, 2008, there was no established public trading market for our common stock. Since April 23, 2008, our common stock has traded on the NYSE under the symbol “AWK.” As of February 21, 2012, there were 175,717,124 shares of common stock outstanding and approximately 1,179 record holders of common stock.

The following table sets forth the per-share range of the high and low closing sales prices of our common stock as reported on the NYSE and the cash dividends paid and declared per share for the years ended December 31, 2011 and 2010.

	2011					2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Dividends paid per common share	$0.22	$0.22	$0.23	$0.23	$0.90	$0.21	$0.21	$0.22	$0.22	$0.86
Dividend declared per common share	$0.22	$0.45	$0.23	$0.23	$1.13	$0.21	$0.21	$0.22	$0.22	$0.86
Price range of common stock
—High	$28.33	$30.70	$31.03	$32.78	$32.78	$23.23	$22.15	$23.49	$25.73	$25.73
—Low	$25.17	$27.87	$25.39	$28.34	$25.17	$20.75	$19.92	$20.00	$23.47	$19.92

For information on securities authorized for issuance under our equity compensation please, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of operations data(1):
Operating revenues	$2,666,236	$2,555,035	$2,290,446	$2,193,157	$2,067,124
Goodwill impairment charges	—	—	$428,036	$712,727	$484,387
Operating income (loss)	$803,136	$728,122	$183,835	$(155,221)	$32,138
Income (loss) from continuing operations	$304,929	$255,072	$(219,998)	$(529,291)	$(322,654)
Income (loss) from continuing operations per basic common share(2)	$$1.74	$$1.46	$(1.31)	$(3.31)	$(2.02)
Income (loss) from continuing operations per diluted common share(2)	$$1.73	$$1.46	$(1.31)	$(3.31)	$(2.02)

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cash and cash equivalents	$14,207	$13,112	$22,256	$9,542	$13,481
Utility plant and property, net of depreciation	$10,872,042	$10,241,342	$9,708,885	$9,218,396	$8,502,333
Total assets	$14,776,391	$14,086,246	$13,459,368	$13,231,818	$12,951,327
Short-term and long-term debt	$5,882,956	$5,658,473	$5,434,463	$5,251,979	$4,949,359
Redeemable preferred stock	$22,036	$22,794	$23,011	$23,208	$23,347
Total debt and redeemable preferred stock	$5,904,992	$5,681,267	$5,457,474	$5,275,187	$4,972,706
Common stockholders’ equity	$4,235,837	$4,127,725	$4,000,859	$4,102,001	$4,542,046
Preferred stock without mandatory redemption requirements	$4,547	$4,547	$4,557	$4,557	$4,568
Total stockholders’ equity	$4,240,384	$4,132,272	$4,005,416	$4,106,558	$4,546,614

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Other data:
Cash flows provided by (used in):
Operating activities	$808,357	$774,933	$596,156	$552,169	$473,712
Investing activities	$(912,397)	$(746,743)	$(703,611)	$(1,033,667)	$(746,578)
Financing activities	$105,135	$(37,334)	$120,169	$477,559	$256,593
Construction expenditures, included in investing activities	$(924,858)	$(765,636)	$(785,265)	$(1,008,806)	$(750,810)
Dividends paid per common share	$0.90	$0.86	$0.82	$0.40	—
Dividends declared per common share	$1.13	$0.86	$0.82	$0.40	$—

(1)	On September 28, 2007, Thames US Holdings, at the time an indirect wholly-owned subsidiary of RWE, was merged with and into American Water, with American Water as the surviving entity. American Water was an indirect wholly-owned subsidiary of RWE until its initial public offering in April 2008. The historical consolidated financial statements of American Water represent the consolidated results of the Company, formerly issued under the name Thames Water Aqua US Holdings, Inc. and Subsidiary Companies.
(2)	The number of shares used to compute income (loss) from continuing operations per basic common share and income (loss) from continuing operations per diluted common share for the fiscal years ended December 31, 2007 is 160.0 million after giving effect to the 160,000-for-1 stock split on November 7, 2007. For the years ended December 31, 2009 and 2008, there are no dilutive incremental common shares included in diluted earnings per share as all potentially dilutive instruments would be anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Form 10-K. You should read “Risk Factors” and “Forward-Looking Statements.” Certain 2010 and 2009 amounts have been reclassified to conform to the 2011 presentation.

Executive Overview

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our approximately 7,000 employees provide drinking water, wastewater and other water related services to an estimated 15 million people in more than 30 states and in two Canadian provinces. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters. Our on-going Regulated Businesses currently provide services in 16 states and serves approximately 3.1 million customers based on the number of connections to our water and wastewater networks. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Operations. As noted under “Business Section,” our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to (i) economic utility regulation; (ii) economic environment; (iii) the need for infrastructure investment; (iv) an overall trend of declining water usage per customer; (iv) weather and seasonality; and (vi) access to and quality of water supply.

In 2011, we continued the execution of our strategic goals. Our commitment to operational excellence led to success in portfolio optimization, increased regulated operating efficiency and improved performance of our Market-Based Operations, and enabled us to provide increased value to our customers and investors. In 2011, our goals were to implement the execution of the portfolio optimization, resolve rate cases outstanding at the beginning of 2011, initiate state specific efforts to address the decline in water usage, continue improvement in our O&M efficiency ratio, increase our earned rate of return to more closely align with that which is authorized by the PUCs, selectively expand our Market-Based Operations’ business, as well as, optimize our municipal contract operations’ business model.

2011 Financial Results

All financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), reflects only continuing operations. As previously disclosed in our Form 10-K for the year ended December 31, 2010, as part of our portfolio optimization initiative, we entered into agreements to sell our regulated subsidiaries in Arizona, New Mexico and our regulated water and wastewater systems in Texas. The sale of the Texas subsidiary assets was completed in June 2011. In addition, on July 8, 2011, the Company entered into an agreement to sell our Ohio subsidiary. Additionally, on December 13, 2011, we entered in to an agreement to sell Applied Water Management, Inc. which was part of our Contract Operations line of business within our Market-Based segment. Therefore, the financial results of these entities have been presented as discontinued operations for all periods, unless otherwise noted. See Note 3 to Consolidated Financial Statements for further details on our discontinued operations.

Our results for the year ended December 31, 2011 demonstrated significant progress in difficult and challenging economic and regulatory environments. We continued to increase our net income, while making significant capital investment in our infrastructure and implementing operational efficiency improvements necessary to offset increases in production and employee benefit costs.

Despite challenging weather events in the northeast region of the United Sates in the third quarter of 2011, for the year ended December 31, 2011, we generated $2,666.2 million in total operating revenue, and $803.1 million in operating income compared to total operating revenue of $2,555.0 million, and $728.1 million in operating income in 2010. Our Regulated Businesses, our largest operating segment, generated $2,368.9 million in operating revenue, representing 88.8% of our consolidated operating revenue compared to $2,285.7 in operating revenues representing 89.5% of our consolidated operating revenue in 2010. This increase of 3.6% in operating revenues, when compared to 2010, was primarily driven by rate increases offset by decrease in sales volume in all customer classes in 2011. Additionally, for the year ended December 31, 2011, our Market-Based Operations generated $327.8 million in operating revenue, compared to $294.7 million in operating revenues in 2010, an increase of 11.2%.

For the year ended December 31, 2011, we reported net income of $309.6 million, or diluted earnings per share of $1.75 compared to net income of $267.8 million, or diluted EPS of $1.53 for the comparable period in 2010. Net income for 2011 includes a benefit of $15.1 million, or $0.09 diluted earnings per share, as a result of the benefit from the cessation of depreciation on property, plant and equipment and a charge of $25.1 million or $0.14 diluted earnings, per share, to reduce the net asset values, of certain of our discontinued operations, which include associated parent company goodwill, to their net realizable values. Net income from continuing operations was $304.9 million for the year ended December 31, 2011 compared to net income from continuing operations of $255.1 million for the year ended December 31, 2010. Diluted earnings from continuing operations per average common share was $1.73 for the year ended December 31, 2011 as compared to $1.46 for year ended December 31, 2010. In addition, we generated increased cash flow from operations during 2011 of $808.4 million, compared to $774.9 million in 2010.

The primary drivers contributing to the increase in net income from continuing operations for the year ended December 31, 2011 were increased revenues resulting from rate increases as well as slightly higher revenues in our Market-Based Operations segment partially offset by higher operation and maintenance expense, depreciation and amortization expense and general taxes. See “Consolidated Results of Operations and Variances” and “Segment Results” below for further detailed discussion of the consolidated results of operations, as well as our business segments.

Implementation of Portfolio Optimization Initiative

In 2011, we continued to execute our plan for optimizing our portfolio. As part of a strategic review of our business activities, the company completed its acquisition of 11 water and 48 wastewater systems in Missouri in May 2011 for a purchase price of $3.3 million, leveraging the strength of our large-scale operations in that state. The acquisition adds an additional 1,700 water customers and nearly 2,000 wastewater customers to our regulated operations. Under a separate agreement, the sale of the Texas subsidiary assets was completed in June 2011.

In January 2011, we announced that we had entered into an agreement with EPCOR Water (USA) Inc. to sell 100 percent of the stock of our regulated water and wastewater operating companies located in Arizona and New Mexico. On January 31, 2012, we received approximately $461.0 million of sales proceeds as a result completing the divestiture of these regulated operating companies. We plan to use the proceeds from the sale to reduce equity financing requirements and to pay down commercial paper.

On July 8, 2011, we entered into an agreement to purchase seven regulated water systems in New York for approximately $71 million, adding approximately 50,000 customers to New York regulated operations. In a separate agreement, American Water will sell its eight regulated water systems and one wastewater system in

Ohio for approximately $89 million, plus assumed liabilities of approximately $31 million for an enterprise value of approximately $120 million. Ohio American Water serves approximately 58,000 customers. The completion of both transactions is subject to customary closing conditions, including regulatory approval by public utility commissions in both New York and Ohio. We expect the closing on these transactions to occur in the first half of 2012.

On December 31, 2011, we completed the sale of AWM which was part of our Contract Operations line of business within our Market-Based segment, in two separate transactions for combined proceeds of approximately $3.0 million. Also in 2011, we continued to bring new water solutions to challenged water and wastewater systems by acquiring several smaller systems in Pennsylvania, Missouri and New Jersey.

Capital Investments

We invested approximately $925 million and $766 million in Company-funded capital improvements in 2011 and 2010, respectively. These capital investments are needed on an ongoing basis to comply with existing and new regulations, renew aging treatment and network assets, provide capacity for new growth and ensure system reliability, security and quality of service. The need for continuous investment presents a challenge due to the potential for regulatory lag, or the delay in recovering our operating expenses and earning an appropriate rate of return on our invested capital and a return of our invested capital. In conjunction with our capital program, management continued its focus on reducing regulatory lag during 2011. For 2012 we anticipate spending approximately $900 million on Company—funded capital investments, including expenditures associated with our business transformation project.

During 2011, we continued to move forward with our business transformation project to enhance processes and upgrade antiquated legacy systems in order to generate efficiencies and to better meet our customer needs in a more cost effective manner. Also, during 2011, we decided to accelerate the timeline of this project due to its criticality to the business. Since the inception of the project, we completed our evaluation of appropriate software solutions and selected our software vendor as well as our system integrator. We worked with the system integrator to analyze our current processes and to design a blueprint for business processes and new systems that will enable business transformation. During 2011, we completed the detailed design and build of the Enterprise Resource Planning (“ERP”) application. Also, in 2011, we began the design of the customer information and enterprise asset management systems.

We expect the ERP application to go-live in August 2012 and the new customer information system and enterprise asset management system—implemented by the end of 2013. Total expenditures spent for our business transformation project through December 31, 2011 approximates $139.7 million with $105.3 million of that amount spent in 2011.

Rate Cases and Regulatory Matters

In 2011, we received authorizations for additional annualized revenues from general rate cases, totaling $78.8 million. In April 2011, we received final orders in our Tennessee and West Virginia rate cases, both of which were filed in 2010. On August 1, 2011, our Virginia rate case, which was filed in 2010 and for which interim rates had been in effect under bond subject to refund since the third quarter of 2010, was approved. In November 2011, we received final authorizations in our Pennsylvania rate case and our Hawaii rate case, both of which were filed in 2011.

Additionally settlements have been reached, in our general rate cases in Missouri and New York, which could provide approximately $30 million in additional annualized revenues if approved in accordance with the settlement agreement. There is no assurance that the settlement amounts, or any portion thereof, will be approved as they are pending regulatory approvals and are all subject to change. Details of this case will be released upon final approval.

On February 23, 2012, the Iowa Utilities Board approved an additional $2.8 million of annualized revenues for our Iowa subsidiary. The increase approximates what we had been collecting since July 29, 2011 under interim rates and the partial settlement that was reached in October 2011.

On February 6, 2012, we filed a general rate case in Virginia requesting additional annualized revenues for jurisdictional and non-jurisdictional customers of $6.0 million. As of February 23, 2012, we are awaiting final orders in seven states where we have continuing operations, including Missouri and New York, where settlement agreements are pending, requesting additional annualized revenues of $245.5 million. Of the outstanding cases, only one was filed in 2010, five cases were filed in 2011 and the Virginia case was filed in 2012. There is no assurance that all, or any portion thereof, of any requested increases will be granted.

Also, in 2011, we were granted $26.2 million in additional annualized revenues, assuming constant sales volumes from infrastructure charges in several of our states. In January 2012, additional annualized revenue of $1.7 million resulting from infrastructure charges in our Illinois subsidiary became effective.

In addition to our general rate case filings and infrastructure charge filings, during 2011 we made other filings including cost of capital, pre-construction cost, and interim rates true-ups. We do not expect these filings to have a material impact on our results of operations, financial condition or cash flows.

As disclosed in more detail under Item 3, “Legal Proceedings” in this report, our subsidiary, California- American Water Company (“CAWC”) filed an application with the California Public Utilities Commission (“CPUC”) in September, 2010 to seek approval for a project to reroute the Carmel River and remove the San Clemente Dam in Monterey, California. The dam is owned by CAWC. As part of the application, CAWC is seeking recovery of certain historical costs, totaling approximately $26.9 million, related to studies to determine whether the dam could withstand significant flooding and severe earthquakes meeting defined criteria, efforts to develop a project to address seismic issues, the identification and analysis of possible alternative project options, and activities undertaken pursuant to the directives of Federal and State government agencies, including the California Department of Water Resources, Division of Safety of Dams (“DSOD”), the lead agency under the State and Federal environmental review laws. On November 10, 2011, a Proposed Decision (“PD”) was issued by the administrative law judge assigned to the matter. In the PD, the administrative law judge recommended that recovery of virtually all of the historical costs should be denied. CAWC has filed comments with the CPUC contending that the PD is unreasonable, unsupported by and contrary to the evidence, and contrary to law and policy. The PD is currently under review by the CPUC, which has delayed issuing a decision on several occasions and most recently has indicated that it will not vote on a decision until April 19, 2012. At December 31, 2011, most of the historical charges related to the dam are recorded as regulatory assets on our consolidated balance sheet. While we believe there are sound reasons for the CPUC to modify the PD to permit recovery of the historical costs, in the event recovery is not permitted, we would incur a charge equal to the carrying value of the historical costs included in regulated assets. If partial recovery is allowed, the effect on regulated assets would be reduced.

Continue Improvement in O&M Efficiency Ratio for our Regulated Businesses

Our O&M efficiency ratio (a non-GAAP measure) is defined as our regulated operation and maintenance expense divided by regulated operating revenues where both operation and maintenance expense and operating revenues are adjusted to eliminate purchased water expense. Our O&M efficiency ratio was 43.8% for the year ended December 31, 2011 compared to 45.5% and 47.7% for the years ended December 31, 2010 and 2009, respectively. We evaluate our operating performance using this measure as it is the primary measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures or deemed more useful than the GAAP information provided elsewhere in this report. The following table provides reconciliation between operation and maintenance expense and operating revenues, as determined in accordance with GAAP, and to those amounts utilized in the calculation of our O&M efficiency ratio for the years ended December 31, 2011, 2010 and 2009.

Regulated O&M Efficiency Ratio (a Non-GAAP Measure)

	For the Years Ended December 31,
	2011	2010	2009
		(in thousands)
Total regulated O&M expense	$1,092,611	$1,095,446	$1,036,565
Less: Regulated purchased water expense	99,008	99,834	89,502

Adjusted regulated O&M expense(a)	$993,603	$995,612	$947,063

Total regulated operating revenues	$2,368,891	$2,285,656	$2,076,563
Less: Regulated purchased water expense*	99,008	99,834	89,502

Adjusted regulated operating revenues(b)	$2,269,883	$2,185,822	$1,987,061

Regulated O&M efficiency ratio(a)/(b)	43.8%	45.5%	47.7%

*	Note calculation assumes purchased water revenues approximate purchased water expenses.

Other initiatives:

In 2011, we began addressing regulatory lag in a number of our states. In all of the rate cases that we filed in 2011, we addressed declining usage trends. Additionally, in November 2011, the New Jersey Board of Public Utilities (BPU) voted unanimously to publish draft rules that if adopted would implement a distribution system improvement charge (“DSIC”) for specified water infrastructure investments for our New Jersey subsidiary. The draft rules were published for public comment in December 2011. Allowing time for resolution of public comments and final approval, April 2012 is the earliest estimate for the rule to become final. Assuming the rule becomes final, New Jersey American Water Company intends to file a foundational filing to support planned investments and, under the draft rules, the BPU will have 90 days to act on this filing. After approval of the foundational filing, recovery filings for eligible investments will be semi-annual with rates taking effect two months after the filing.

Also, in 2011, we issued our first full corporate responsibility report, securing our position as the first U.S. water and wastewater company to report on environmental, social and governance performance against Global Reporting Index guidelines. This biennial report includes the company’s priorities, policies and approaches to corporate responsibility, and covers performance for the 2010 fiscal year. As a trusted steward of our most precious resource—water—the company believes having a corporate management approach oriented toward corporate responsibility is key to our long-term success and the ability to provide high-quality services to our customers and maintain trust with them and all our stakeholders. The report can be found on the company’s Web site.

2012 and Beyond

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

In particular for 2012, we will focus on continuing our portfolio optimization initiative. We finalized our sale of regulated operations in Arizona and New Mexico on January 31, 2012 and expect to finalize the divestiture of our Ohio operating company in the first quarter of 2012. Also, in the first quarter of 2012, we expect to complete the acquisition of the seven regulated water utilities in New York. We will continue to identify additional value-added opportunities.

Also, in 2012, we will continue to actively address regulatory lag that impacts returns on investments. We expect to file four general rates cases as well as file for infrastructure surcharges in four to six states. Additionally, we expect to continue to address declining usage trends via rate case or other filings. The demand for water has been lower than expected in 2011, even though usage volumes for water increased in 2010 compared to 2009. In addition, increased water conservation, including the use of more efficient household fixtures and appliances among residential consumers, combined with declining household sizes in the United States, have contributed to a trend of declining water usage per residential customer. All of the states served by our Regulated Businesses have experienced a declining trend in water usage per residential customer, with the rate decline in the various states averaging 2.1% and ranging between 1.3% and 3.42% annually over the last 5 years, some of which may have been attributable to variations in weather conditions. Because the characteristics of residential water use are driven by many factors, including socio-economic and other demographic characteristics of our service areas, climate, seasonal weather patterns and water rates, these declining trends vary by state and service area and change over time. Our Regulated Businesses are heavily dependent upon operating revenues generated from rates we charge to our customers for the volume of water they use. Declining usage due to conservation or the economic environment contribute to regulatory lag and will have a negative impact on our long-term operating revenues if we are unable to secure appropriate regulatory treatment to offset the usage decline.

Additionally in 2012, we will continue to make efficient use of our capital. We expect to invest approximately $900 million to upgrade infrastructure, enhance infrastructure surcharge like mechanisms and optimize our supply chain process. We also expect to continue to improve our regulated O&M efficiency ratio, of which our 5 year goal, which began in 2011, is to be below 40%; increase our earned regulated return; and expand our Market-Based Operations with a focus on the Homeowners Services Group and Military Contract Operations; and optimize our municipal contract operations business model to provide for value creation for both American Water and the municipality.

We are committed to operating our business responsibly and managing our operating and capital costs in a manner that serves our customers and produces value for our shareholders. We are committed to an ongoing strategy to make ourselves more effective, efficient and innovative.

Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Operating revenues	$2,666,236	$2,555,035	$2,290,446

Operating expenses
Operation and maintenance	1,301,794	1,290,941	1,182,376
Depreciation and amortization	351,821	330,264	309,874
General taxes	210,478	205,597	186,620
(Gain) loss on asset dispositions and purchases	(993)	111	(295)
Impairment charge	0	0	428,036

Total operating expenses, net	1,863,100	1,826,913	2,106,611

Operating income	803,136	728,122	183,835

Other income (expenses)
Interest, net	(312,415)	(313,765)	(296,623)
Allowance for other funds used during construction	13,131	9,644	8,342
Allowance for borrowed funds used during construction	5,923	5,225	5,529
Amortization of debt expense	(5,055)	(4,516)	(6,609)
Other, net	(1,040)	4,714	(680)

Total other income (expenses)	(299,456)	(298,698)	(290,041)

Income (loss) from continuing operations before income taxes	503,680	429,424	(106,206)
Provision for income taxes	198,751	174,352	113,792

Income (loss) from continuing operations	304,929	255,072	(219,998)
Income (loss) from discontinued operations, net of tax	4,684	12,755	(13,085)

Net income (loss)	$309,613	$267,827	$(233,083)

Basic earnings per common share:(a)
Income (loss) from continuing operations	$1.74	$1.46	$(1.31)

Income (loss) from discontinued operations, net of tax	$0.03	$0.07	$(0.08)

Net income (loss)	$1.76	$1.53	$(1.39)

Diluted earnings per common share:(a)
Income (loss) from continuing operations	$1.73	$1.46	$(1.31)

Income (loss) from discontinued operations, net of tax	$0.03	$0.07	$(0.08)

Net income (loss)	$1.75	$1.53	$(1.39)

Average common shares outstanding during the period:
Basic	175,484	174,833	168,164

Diluted	176,531	175,124	168,164

(a)	Amounts may not sum due to rounding.

Comparison of consolidated Results of Operations for the Years Ended December 31, 2011 and 2010

Operating revenues. Consolidated operating revenues for the year ended December 31, 2011 increased $111.2 million, or 4.4%, compared to the same period in 2010. Contributing to this increase was higher revenues in our Regulated Businesses of $83.2 million which was mainly the result of rate increases and higher revenues in our Market-Based Operations segment of $33.1 million, which was primarily due to a $22.3 million increase in the Contract Operations Group revenues attributable to incremental capital project activity associated with our military services contracts. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the year ended December 31, 2011 increased $10.9 million, or 0.8%, compared to 2010. This change was driven by a $21.8 million increase in our Market-Based Operations segment primarily related to the increased capital activity associated with our military contracts partially offset by a $2.8 million decrease in our Regulated Businesses segment. The remaining $8.1 million decrease was mainly due to additional expenses in 2010 attributable to a $5.0 million contribution to the American Water Charitable Foundation, a 501c(3) organization that was established in December 2010 to encourage and support employees volunteerism and community giving and severance costs of $2.7 million associated with changes in certain senior management positions. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $21.6 million, or 6.5%, for the year ended December 31, 2011 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $4.9 million, or 2.4%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was principally due to higher gross receipts taxes of $4.6 million, primarily in our New Jersey regulated subsidiary.

Impairment charge. No impairment charge was recorded for our continuing operations in 2011 or 2010.

Other income (expenses). Other income and (expenses) increased $0.8 million or 0.3% for the year ended December 31, 2011 compared to the same period in the prior year. This increase is attributable to an increase in allowance for funds used during construction (“AFUDC”) of $4.2 million resulting from increased construction activity and a decrease in interest expense, net of interest income, of $1.4 million partially offset by a decrease in Other, net. The decrease in Other, net of $5.8 million is mainly due to the inclusion in 2010, the release of the remaining balance of a loss reserve amounting to $1.3 million, resulting from the resolution of the outstanding issues and uncertainties, incremental rental revenues of $2.6 million and the recognition of funds received related to the methyl tertiary butyl ether (“MTBE”) legal settlement for $1.9 million resulting from the outcome of a subsidiary’s rate order.

Provision for income taxes. Our consolidated provision for income taxes increased $24.4 million, or 14.0%, to $198.8 million for the year ended December 31, 2011. The effective tax rates for the years ended December 31, 2011 and 2010 were 39.5% and 40.6%, respectively. The rate for the twelve months ended December 31, 2011 includes a $4.5 million tax benefit related to one of our operating companies contributing non-utility property to a county authority within its operating area.

Income from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio and our Applied Water Management, Inc subsidiary within the Market-Based Operations segment have been classified as discontinued operations for all periods presented. The decrease in income from discontinued operations, net of tax is primarily related to a $25.1 million charge record to reduce the net asset values of those businesses classified as discontinued operation, which included associated parent company goodwill, to their net realizable values. This charge was offset by a benefit of $15.1 related to the cessation of depreciation for our Arizona, New Mexico, Texas and Ohio subsidiaries in accordance with GAAP for the year ended December 31, 2011 of $15.1 million.

Net income (loss). Net income for 2011 was $309.6 million compared to net income of $267.8 million for 2010. The variation between the periods is the result of the aforementioned changes.

Comparison of Consolidated Results of Operations for the Years Ended December 31, 2010 and 2009

Operating revenues. Our operating revenues increased by $264.6 million, or 11.6%, to $2,555.0 million for 2010 from $2,290.4 million for 2009. Regulated Businesses’ revenues increased by $209.1 million, or 10.1%, for 2010 compared to 2009 primarily attributable to rate increases and increased consumption. The Market-Based Operations’ revenues for 2010 increased by $56.5 million, or 23.7%, from 2009 and was mainly attributable to higher revenues in the Contract Operations and Homeowner Services Groups. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Operation and maintenance expense increased $108.6 million, or 9.2%, for 2010 compared to 2009. This increase was due to higher operation and maintenance expense in our Regulated Businesses of $58.9 million and in our Market-Based Operations business of $47.6 million. Additionally, 2010 included a $5.0 million contribution to the American Water Charitable Foundation, a 501-c(3) organization that was established in December 2010 to encourage and support employees volunteerism and community giving and severance costs of $2.7 million associated with changes in certain senior management positions. For further information on the Regulated Businesses and Market-Based Operations variances see the respective “Operation & Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $20.4 million, or 6.6%, for 2010 compared to 2009. This increase was due to our continued investment in our infrastructure and capital expenditures, many of which were placed into service in 2010 by our Regulated Businesses. This increase was partially offset by the $2.4 million write-off of certain software costs in 2009.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $19.0 million, or 10.2% in 2010 compared to the same period in 2009. This increase was due to higher gross receipts taxes of $6.7 million, primarily in our New Jersey regulated subsidiary, higher property taxes of $5.6 million throughout our regulated operations, higher payroll taxes of $3.3 million as a result of our increased wages and salaries for the year December 31, 2010 and higher capital stock taxes of $1.7 million.

Impairment charge. No impairment charge was recorded in 2010. For the twelve months ended December 31, 2009, we recorded an impairment charge to goodwill for our continuing operations totaling $428.0 million. Our Regulated Businesses recorded a charge to goodwill in the amount of $426.2 million and our Market-Based Operations recorded a charge to goodwill of $1.8 million. The 2009 impairment charge, which was recorded in the first quarter of 2009, was primarily related to the high degree of stock market volatility experienced and as of March 31, 2009, the sustained period for which the Company’s market price was below its carrying value.

Other income (expenses). Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $17.1 million, or 5.8%, for 2010 compared to 2009. The increase is primarily due to the refinancing of short-term debt with long-term debt during 2009 as well as increased borrowing associated with capital expenditures. As a result of the volatile market conditions in 2008, the Company utilized its short-term debt credit facilities to fund our capital projects and other operating needs which resulted in higher short-term borrowings in the first half of 2009. Our short term borrowings were steadily reduced during 2009 through a significant number of long-term debt refinancing with fixed interest rates. The increase in fixed rate long-term debt resulted in higher interest expense for the year ended December 31, 2010. Allowance for funds used during construction (“AFUDC”) increased by $1.0 million for 2010 compared to the same period in 2009 as a result of increased construction activity. Furthermore, other income increased due to higher joint venture income and changes in market value of Company-held deferred compensation. Other items affecting other income (expense) include the release of the remaining balance of a loss reserve of $1.3 million as a result of the resolution of outstanding issues and uncertainties that occurred during 2010 as well as the recognition of funds received related to the MTBE legal settlement for $1.9 million resulting from the outcome of a subsidiary’s rate order.

Provision for income taxes. Our consolidated provision for income taxes increased $60.6 million, or 53.2%, to $174.4 million for 2010 from $113.8 million in 2009. The effective tax rates in 2010 and 2009 were 40.6% and (107.1%) respectively. The 2009 effective tax rate reflects the tax effects of the 2009 goodwill impairment charge, as the Company considers this charge as infrequently occurring or unusual. In addition to the tax benefits associated with the goodwill impairment charge, 2009 also included tax benefits attributable to the impact of tax law changes as well as other discrete items. The Company’s annual effective tax rate was 40.83% and 36.63% for 2010 and 2009, respectively, excluding the impact of the goodwill impairment charge and various other discrete items.

Income from discontinued operations, net of tax. The change is primarily attributable to the inclusion in 2009 operating expenses of an impairment charge, net of tax of $21.6 million.

Net income (loss). Net income for 2010 was $267.8 million compared to a net loss of $233.1 million for 2009. The variation between the periods is the result of the aforementioned changes.

Segment Results

We have two operating segments, which are also our reportable segments: the Regulated Businesses and the Market-Based Operations. These segments are determined based on how we assess performance and allocate resources. We evaluate the performance of our segments and allocated resources based on several factors, with the primary measure being income from continuing operations before income taxes.

Regulated Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the years ended December 31,
	2011	2010	2009
		(in thousands)
Operating revenues	$2,368,891	$2,285,656	$2,076,563
Operation and maintenance expense	1,092,611	1,095,446	1,036,565
Operating expenses, net	1,609,276	1,587,963	1,497,453
Income from continuing operations before income taxes	535,445	478,629	371,919

Operating Revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is subject to state regulation and our results of operations are impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate. The table below details additional annualized revenues awarded, including step increases and assuming a constant volume, resulting from rate authorizations granted in 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
State
General Rate Cases:
Pennsylvania(1)	$62.1	$8.4	$56.0
New Jersey(2)	—	39.9	1.6
Kentucky	—	18.8	10.3
Missouri	—	28.0	—
Illinois	—	41.4	—
Indiana	—	31.5	—
California(3)	—	14.6	16.0
West Virginia	5.1	—	5.2
Virginia(4)	4.8		—
Tennessee	5.6	—	—
Iowa	—	—	6.1
Other	1.2	0.8	0.9

Total—General Rate Cases	$78.8	$183.4	$96.1

(1)	2010 amount includes additional increases of $3.2 million in 2011 and $2.6 million in 2012.
(2)	2009 amount includes additional increases of $0.5 million effective in 2010 and $0.4 million effective in 2011.
(3)	2009 amount includes additional increases of $1.3 million effective in 2010 and $1.8 million in 2011;
(4)	The new rates in 2011 provided for additional annualized revenue of $4.3 million for jurisdictional customers and a $0.5 million increase for non-jurisdictional customers which are not subject to commission filing.

The effective date for the 2011 Pennsylvania rate increase was November 11, 2011. The Virginia, Tennessee and West Virginia increases were effective March 6, 2011, April 5, 2011 and April 19, 2011 respectively. The effective dates for the larger rate increases granted in 2010 were October 1, 2010, July 1, 2010, April 23, 2010 and May 3, 2010, in Kentucky, Missouri, Illinois and Indiana, respectively. Rate increases granted in 2010 for Pennsylvania and New Jersey were not effective until January 1, 2011. The effective date for the 2009 Pennsylvania rate increase was November 7, 2009.

As previously noted, an increasing number of states are permitting rates to be adjusted outside of a general rate case for certain costs, such as a return on capital investments to replace aging infrastructure. The following table details additional annualized revenue authorized through infrastructure surcharge mechanisms which were granted in 2011, 2010 and 2009. As these surcharges are typically rolled into the new base rates and therefore are reset to zero when new base rates are effective, certain of these charges may also be reflected in the total general rate case amounts awarded in the table above if the order date was following the infrastructure surcharge filing date.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Infrastructure Charges:
Pennsylvania	$16.4	$8.5	$15.2
Missouri	5.8	3.2	2.7
Indiana	—	5.4	3.8
Illinois	3.7	0.7	0.9
Other	0.3	0.4	1.4

Total—Infrastructure Charges	$26.2	$18.2	$24.0

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Operating revenues increased by $83.2 million, or 3.6%, for the year ended December 31, 2011 compared to the same period in 2010. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the impact was approximately $133.8 million partially offset by decreased revenues of $57.0 million attributable to decreased consumption in 2011 compared 2010. The majority of this decrease occurred in our New Jersey and Pennsylvania subsidiaries mainly as a result of the extreme weather conditions, including the impacts associated with Hurricane Irene and other severe storms in the Northeast region of the United States during the third quarter of 2011. The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and water sales volume by customer class:

	For the Years Ended December 31,
	2011		2010*		2011		2010*
	Operating Revenues (dollars in thousands)				Water Sales Volume (gallons in millions)
Customer Class
Water service:
Residential	$1,339,429	56.5%	$1,300,167	56.9%	180,916	51.2%	187,062	51.3%
Commercial	474,191	20.0%	456,994	20.0%	81,455	23.0%	84,086	23.0%
Industrial	115,981	4.9%	110,175	4.8%	39,295	11.1%	39,860	10.9%
Public and other	302,276	12.8%	291,393	12.7%	52,069	14.7%	54,059	14.8%
Other water revenues	20,712	0.9%	22,672	1.0%	—	—	—	—

Total water revenues	2,252,589	95.1%	2,181,401	95.4%	353,735	100.0%	365,067	100.0%

Wastewater service	76,301	3.2%	69,049	3.0%
Other revenues	40,001	1.7%	35,206	1.6%

	$2,368,891	100.0%	$2,285,656	100.0%

*	Certain reclassifications have been made between customer classes to conform to the 2011 presentation.

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated billed water sales volumes in gallons by customer class.

Water Services—Water service operating revenues from residential customers for year ended December 31, 2011 totaled $1,339.4 million, a $39.3 million increase, or 3.0%, over the same period of 2010, mainly due to rate increases offset by decreases in sales volume. The volume of water sold to residential customers decreased by 3.3% for the year ended December 31, 2011 to 180.9 billion gallons, from 187.1 billion gallons for the same period in 2010. We believe that factors contributing to the decline could include the aforementioned weather conditions in the third quarter 2011, an increased customer focus on conservation, the use of more efficient appliances and the current economic climate. The extent to which these items individually contribute to the overall decline is difficult to measure.

Water service operating revenues from commercial water customers for the year ended December 31, 2011 increased by $17.2 million, or 3.8%, to $474.2 million for the same period in 2010. These increases were mainly due to rate increases partially offset by decreases in sales volume. The volume of water sold to commercial customers decreased by 3.1% for the year ended December 31, 2011, to 81.5 billion gallons, from 84.1 billion gallons for the year ended December 31, 2010. We believe that factors contributing to this decline include wetter weather conditions, an increased customer focus on conservation as well as the current economic environment in certain areas in which we operate. Similar to the above, the extent to which these items individually contribute to the overall decline is difficult to measure.

Water service operating revenues from industrial customers totaled $116.0 million for the year ended December 31, 2011, an increase of $5.8 million, or 5.3%, from those recorded for the same period of 2010, mainly due to rate increases offset by a slight decrease in sales volume. The volume of water sold to industrial customers totaled 39.3 billion gallons for the year ended December 31, 2011, a decrease of 1.5% from the 39.9 billion gallons for the year ended December 31, 2010.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $10.9 million, or 3.7% to $302.3 million, for the year ended December 31, 2011 from $291.4 million in the same period of 2010. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $126.9 million for the year ended December 31, 2011, an increase of $7.1 million compared to the same period of 2010. Revenues generated by sales to governmental entities and resale customers totaled $175.4 million, an increase of $3.8 from the year ended December 31, 2010.

Wastewater services—Our subsidiaries provide wastewater services in 9 states. Revenues from these services increased by $7.3 million, or 10.5%, to $76.3 million for the year ended December 31, 2011, from the same period of 2010. The increase was primarily attributable to rate increases in a number of our operating companies.

Other revenues—Other revenues include such items as reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and similar items. The increase in revenues for the year ended December 31, 2011 as compared to the same period in the prior year was mainly the result of increased rental revenues.

Operation and maintenance. Operation and maintenance expense decreased $2.8 million, or 0.3%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. Operation and maintenance expense for 2011 and 2010, by major expense category, were as follows:

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Production costs	$262,563	$268,529	$(5,966)	(2.2)%
Employee-related costs	489,836	486,969	2,867	0.6%
Operating supplies and services	187,709	181,968	5,741	3.2%
Maintenance materials and services	73,376	75,846	(2,470)	(3.3)%
Customer billing and accounting	43,368	44,024	(656)	(1.5)%
Other	35,759	38,110	(2,351)	(6.2)%

Total	$1,092,611	$1,095,446	$(2,835)	(0.3)%

Production costs including fuel and power, purchased water, chemicals and waste disposal decreased by $6.0 million, or 2.2%, for 2011 compared to 2010. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Fuel and power	$87,879	$89,203	$(1,324)	(1.5)%
Purchased water	99,008	99,834	(826)	(0.8)%
Chemicals	48,354	50,875	(2,521)	(5.0)%
Waste disposal	27,322	28,617	(1,295)	(4.5)%

Total	$262,563	$268,529	$(5,966)	(2.2)%

The decrease in our fuel and power costs was primarily due to the decreased water sales volumes. The decrease in purchased water is primarily attributable to the decreased usage, most notably in our New Jersey subsidiary due to wet weather conditions, previously discussed, as well as in our California subsidiary as customer needs were met with internally produced water. The decrease in chemical costs is also due to higher consumption in 2010 as a result of much drier and warmer weather in the Northeast region of the United States. We also experienced favorable pricing in some of our operating companies in 2011. The waste disposal cost decrease was mainly due to the recognition, in 2010, of $1.9 million of previously deferred costs allowed by a cost recovery mechanism in one of our operating companies.

Employee-related costs including wage and salary, group insurance, and pension expense increased $2.9 million, or 0.6%, for 2011 compared to 2010. These employee-related costs represented 44.8% and 44.5% of operation and maintenance expenses for 2011 and 2010, respectively and include the categories shown in the following table:

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Salaries and wages	$327,777	$331,913	$(4,136)	(1.2)%
Pensions	68,885	58,134	10,751	18.5%
Group insurance	75,120	79,958	(4,838)	(6.1)%
Other benefits	18,054	16,964	1,090	6.4%

Total	$489,836	$486,969	$2,867	0.6%

The overall increase in employee-related costs was primarily driven by increased pension expense. The increase in pension expense for the year ended December 31, 2011 was primarily due to increased contributions in certain of our regulated operating companies whose costs and revenue requirements are based on the actual cash contributions to our pension trust account. This increase was partially offset by lower salaries and wages and group insurance expenses. The decrease in salaries and wages for the year ended December 31, 2011 compared to the same period in the prior year was driven by vacant positions and lower severance expenses partially offset by increased incentive costs and annual wage increases. Group insurance decreased mainly due to lower postretirement benefits other than pension as the result of changes to the design of our medical plan and vacant positions as compared to the same period in the prior year.

Operating supplies and services include expenses for office operation, legal and other professional services, including transportation expenses, information systems rental charges and other office equipment rental charges. Overall, these costs increased $5.7 million, or 3.2% for the year ended December 31, 2011 compared to the same period in 2010.

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Contracted services	$72,582	$66,077	$6,505	9.8%
Office supplies and services	27,718	28,727	(1,009)	(3.5)%
Transportation	26,323	26,330	(7)	0.0%
Rents	15,619	15,745	(126)	(0.8)%
Other	45,467	45,089	378	0.8%

Total	$187,709	$181,968	$5,741	3.2%

The above increases are primarily due to higher contracted services of $6.5 million for the year ended December 31, 2011, mainly as a result of backfilling positions, including those left open by employees transferring to our business transformation project as well as the use of contractors for other specific projects. Additionally, 2011 included the recording of an anticipated recovery of expenses related to costs incurred as a result of severe weather storms, primarily Hurricane Irene, which have been recorded in their respective expense lines. Also contributing to the increase was the fact that the same period in 2010 included a reversal of a $3.5 million payment previously made by our California operating company to the California Department of Fish and Game (“CDFG”) on behalf of the National Oceanographic and Atmospheric Administration (“NOAA”). This reversal was the result of an advice letter issued by the California Public Utility Commission which allowed for rate recovery of such payment.

Maintenance materials and services, which includes emergency repair as well as costs for preventive maintenance, decreased $2.5 million, or 3.3%, for 2011 compared to 2010.

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Maintenance services and supplies	$73,376	$75,846	$(2,470)	(3.3)%

The decrease of $2.5 million in 2011 is mainly attributable to lower preventive maintenance expenses throughout our regulated subsidiaries, including tank painting, meter testing, pump, tank and well maintenance, and paving costs.

Customer billing and accounting expenses decreased by $0.7 million, or 1.5%, for 2011 compared to 2010.

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Uncollectible accounts expense	$16,060	$18,052	$(1,992)	(11.0)%
Postage	12,382	12,348	34	0.3%
Other	14,926	13,624	1,302	9.6%

Total	$43,368	$44,024	$(656)	(1.5)%

The decrease of $2.0 million in the uncollectible accounts expense was the result of improved collection in our receivables in excess of 120 days. This decrease is partially offset by the increase in the Other category mainly due to an increase in collection agency fees.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $2.4 million, or 6.2%, for 2011 compared to 2010.

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Insurance	$28,325	$28,244	$81	0.3%
Regulatory expenses	7,434	9,866	(2,432)	(24.7)%

Total	$35,759	$38,110	$(2,351)	(6.2)%

The decrease in regulatory expenses was mainly driven by rate case expenses which were deferred in one of our subsidiaries.

Operating expenses. The increase in operating expenses for the year ended December 31, 2011 is primarily due to higher depreciation expense of $20.5 million resulting from additional utility plant placed in service and increased general taxes of $5.0 million principally attributable to higher gross receipts taxes in our New Jersey regulated subsidiary. Offsetting these increases is lower operation and maintenance expense, as explained above.

Income from continuing operations before income taxes. The $56.8 million increase for the year ended December 31, 2011, compared to the same period in the prior year, is the result of the aforementioned operating revenue and operating expenses variations.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

Operating revenues increased by $209.1 million, or 10.1%, for the year ended December 31, 2010 compared to the same period in 2009. The increase in revenues was primarily attributable to rate increases and increased consumption. The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and water sales volume by customer class:

	For the Years Ended December 31,
	2010*		2009*		2010		2009*
	Operating Revenues (dollars in thousands)				Water Sales Volume (gallons in millions)
Customer Class
Water service:
Residential	$1,300,167	56.9%	$1,185,861	57.1%	187,062	51.3%	184,680	52.0%
Commercial	456,994	20.0%	417,076	20.1%	84,086	23.0%	81,823	23.0%
Industrial	110,175	4.8%	97,475	4.7%	39,860	10.9%	35,543	10.0%
Public and other	291,393	12.7%	267,277	12.9%	54,059	14.8%	53,354	15.0%
Other water revenues	22,672	1.0%	14,007	0.6%	—	—	—	—

Total water revenues	2,181,401	95.4%	1,981,696	95.4%	365,067	100.0%	355,400	100.0%

Wastewater service	69,049	3.0%	64,260	3.1%
Other revenues	35,206	1.6%	30,607	1.5%

	$2,285,656	100.0%	$2,076,563	100.0%

*	Certain reclassifications have been made between customer classes to conform to the 2011 presentation.

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated billed water sales volumes in gallons by customer class.

Water services—Water service operating revenues from residential customers for 2010 increased $114.3 million, or 9.6%, from 2009, and is primarily due to rate increases and a slight increase in sales volume. The volume of water sold to residential customers increased by 2.4 billion gallons, or 1.3%, from 2009. We attribute this increase to warmer and drier weather in the Mid-Atlantic region of the United States, primarily in the third quarter of 2010 partially offset by wetter weather in parts of the Midwest region of the United States.

Water service operating revenues from commercial water customers for 2010 increased by $39.9 million, or 9.6%, mainly due to rate increases in addition to an increase in sales volume compared to 2009. The volume of water sold to commercial customers increased by 2.3 billion gallons, or 2.8%, from 2009. We believe this increase is due to the combination of the aforementioned weather conditions and improved economic environment in certain states in which we operate.

Water service operating revenues from industrial customers for 2010 increased by $12.7 million, or 13.0%, from 2009, mainly due to rate increases and an increase in sales volume. The volume of water sold to industrial customers increased 4.3 billion gallons, or 12.1%, from 2009. We believe that this increase is due to an improved economic environment in certain states in which we operate.

Water service operating revenues from public and other customers increased $24.1 million, or 9.0%, from 2009 mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $119.8 million for 2010, an increase of $7.8 million from 2009. Revenues generated by sales to governmental entities and resale customers for 2010 totaled $171.6 million, an increase of $16.3 million from 2009.

Wastewater services—Our subsidiaries provide wastewater services in 9 states. Revenues from these services for 2010 increased by $4.8 million, or 7.5%, from 2009. The increase was primarily attributable to increases in rates charged to customers in a number of our operating companies.

Other revenues—Other revenues include such items as reconnection charges, initial application service fees, rental revenues, revenue collection services for others and similar items. For 2010, other revenues increased by $4.6 million mainly due to an increase in rental revenues compared to the same period in the prior year.

Operation and maintenance. Operation and maintenance expense increased $58.9 million, or 5.7%, for 2010 compared to 2009. The following table summarizes these expenses by major expense category as follows:

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Production costs	$268,529	$253,908	$14,621	5.8%
Employee-related costs	486,969	451,004	35,965	8.0%
Operating supplies and services	181,968	180,328	1,640	0.9%
Maintenance materials and services	75,846	60,818	15,028	24.7%
Customer billing and accounting	44,024	45,004	(980)	(2.2)%
Other	38,110	45,503	(7,393)	(16.2)%

Total	$1,095,446	$1,036,565	$58,881	5.7%

Production costs including fuel and power, purchased water, chemicals and waste disposal increased by $14.6 million, or 5.8%, for 2010 compared to 2009. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Fuel and power	$89,203	$84,649	$4,554	5.4%
Purchased water	99,834	89,502	10,332	11.5%
Chemicals	50,875	54,564	(3,689)	(6.8)%
Waste disposal	28,617	25,193	3,424	13.6%

Total	$268,529	$253,908	$14,621	5.8%

The increase in regulated fuel and power costs was driven by higher costs primarily due to increased production volumes. The increase in purchased water is primarily attributable to higher costs incurred by our suppliers that are passed on to us. The majority of this purchased water increase is in states that permit us to pass-through this increase to our customers without the need for of a full rate proceeding. The decrease in chemical costs is primarily the result of favorable contract pricing in addition to favorable water quality due to reduced rainfall in several of our operating subsidiaries. Waste disposal costs increased primarily due to $1.9 million related to the recognition of previously deferred costs allowed by a cost recovery mechanism in one of our operating companies as well as increases in sludge removal costs in one of our regulated operating companies.

Employee-related costs including wage and salary, group insurance, and pension expense increased $36.0 million, or 8.0%, for 2010 compared to 2009. These employee-related costs represented 44.5% and 43.5% of operation and maintenance expenses for 2010 and 2009, respectively and include the categories shown in the following table.

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Salaries and wages	$331,913	$307,120	$24,793	8.1%
Pensions	58,134	51,984	6,150	11.8%
Group insurance	79,958	75,081	4,877	6.5%
Other benefits	16,964	16,819	145	0.9%

Total	$486,969	$451,004	$35,965	8.0%

A driver of the increase in salaries and wages was due to wage increases, higher incentive compensation and severance expenses as well as increased overtime costs of $5.1 million in certain of our regulated operating companies. Pension expense increased for the year ended December 31, 2010 due to increased pension contributions by certain of our regulated operating companies whose costs are recovered based on the actual cash contributions to our pension trust account. This increase was partially offset by a decrease in the amortization of actuarial losses attributable to higher than expected returns on plan assets in 2009. Group insurance increased due to the deferral of $2.7 million of costs in 2009 as part of our Pennsylvania subsidiary’s rate order. The remainder of the cost increase is attributable to the rising cost of health care.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, as well as information systems and other office equipment rental charges. For 2010 these costs increased by $1.6 million, or 0.9%, compared to 2009.

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Contracted services	$66,077	$63,483	$2,594	4.1%
Office supplies and services	28,727	28,147	580	2.1%
Transportation	26,330	24,533	1,797	7.3%
Rents	15,745	15,339	406	2.6%
Other	45,089	48,826	(3,737)	(7.7)%

Total	$181,968	$180,328	$1,640	0.9%

The increase in operating supplies and services is attributable to higher consulting expenses and increased transportation costs due to higher gasoline prices during 2010 compared to 2009. Offsetting these increases is the reversal of the $3.5 million payment previously expensed by our California operating company to the CDFG on behalf of NOAA in 2010.

Maintenance materials and services, which includes emergency repairs, as well as costs for preventive maintenance, increased $15.0 million, or 24.7%, for 2010 compared to 2009.

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Maintenance services and supplies	$75,846	$60,818	$15,028	24.7%

The increased costs above were mainly attributable to higher levels of tank painting, meter testing, pump, tank and well maintenance, and paving costs throughout our regulated subsidiaries.

Customer billing and accounting expenses decreased by $1.0 million, or 2.2%, for 2010 compared to 2009.

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Uncollectible accounts expense	$18,052	$20,700	$(2,648)	(12.8)%
Postage	12,348	11,777	571	4.8%
Other	13,624	12,527	1,097	8.8%

Total	$44,024	$45,004	$(980)	(2.2)%

The decrease in the uncollectible accounts expense was the result of improved collection in our receivables in excess of 120 days which had a favorable impact of $2.7 million on our uncollectible account expense partially offset by increased reserves due to higher accounts receivable balances as a result of increased revenues. This decrease is partially offset by the increase in the other category mainly due to an increase in collection agency fees.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $7.4 million, or 16.2%, for 2010 compared to 2009.

	For the Years Ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(in thousands)
Insurance	$28,244	$31,596	$(3,352)	(10.6)%
Regulatory expenses	9,866	13,907	(4,041)	(29.1)%

Total	$38,110	$45,503	$(7,393)	(16.2)%

The decrease in insurance expense is primarily due to the positive resolution of prior years’ claims in 2010 compared to 2009. Regulatory expenses were higher in 2009 as compared to 2010 due to the write-off of rate case expenses of $3.5 million in our California subsidiary in 2009.

Operating expenses. The increase in operating expenses for the year ended December 31, 2010 compared to the same period in the prior year is primarily due to the increase in operation and maintenance expense, as explained above, higher depreciation expense of $14.7 million and increased general taxes of $16.3 million. The increase in depreciation expense is attributable to our continued investment in our infrastructure and capital expenditures, partially offset by a $2.4 million write-off of certain software costs in 2009. The general taxes increase was due to higher gross receipts taxes of $6.5 million, primarily in our New Jersey regulated subsidiary, higher property taxes of $5.7 million throughout our regulated operating companies, higher capital stock taxes of $1.7 million mainly in our Pennsylvania subsidiary, and higher payroll taxes of $1.9 million as a result of our increased wages and salaries for the year December 31, 2010.

Income from continuing operations before income taxes. The $106.7 million increase for the year ended December 31, 2010, compared to December 31, 2009, is the result of the aforementioned changes in operating revenue and operating expenses.

Market-Based Operations

The following table provides certain financial information for our Market-Based Operations segment for the periods indicated:

	For the years ended December 31,
	2011	2010	2009
	(in thousands)
Operating revenues	$327,815	$294,723	$238,180
Operation and maintenance expense	278,459	256,634	209,084
Operating expenses, net	290,854	269,060	217,643
Income from continuing operations before income taxes	39,250	30,443	25,168

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Operating revenues. The increase in revenues for the year ended December 31, 2011, compared to the same period in 2010, is primarily attributable to an increase in the Contract Operations Group revenues of $22.3 million. This increase is mainly the result of incremental revenues associated with military construction and operations & maintenance projects related to our water and wastewater contracts of $43.7 million, offset by lower revenues associated with other expired and terminated contracts.

Operation and maintenance. Operation and maintenance expense increased $21.8 million, or 8.5%, for the year ended December 31, 2011, compared to the year ended December 31, 2010.

The following table provides information regarding operation and maintenance expense for the years ended December 31, 2011, and 2010, by major expense category:

	For the years ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$47,897	$54,203	$(6,306)	(11.6%)
Employee-related costs	75,012	80,596	(5,584)	(6.9%)
Operating supplies and services	108,657	83,951	24,706	29.4%
Maintenance materials and services	38,568	34,484	4,084	11.8%
Other	8,325	3,400	4,925	144.9%

Total	$278,459	$256,634	$21,825	8.5%

Production costs are comprised of fuel and power, purchased water, chemicals and waste disposal costs. The overall decrease in production costs is mainly attributable to decreased fuel and purchased power as well as chemical costs for the year ended December 31, 2011, as compared to the same period in the prior year, as a result of the cessation of costs related to contracts that terminated and expired during 2010.

Employee-related costs, including wage and salary, group insurance and other employee benefits, decreased $5.6 million for the year ended December 31, 2011, compared to the same period in 2010. The decrease in these costs for the year ended December 31, 2011 is primarily due to lower expenses related to expired and terminated contracts partially offset by increased costs associated with our military contracts. Additionally, costs were also lower due to reduced headcount attributable to both eliminated as well as vacant positions compared to the same period in 2010.

Operating supplies and services consist primarily of contracted services and expenses of office operation, legal and other professional services, transportation expenses, as well as information systems rental charges and other office equipment rental charges. The increase in these expenses in 2011 compared to the same period in the prior year was primarily attributable to the higher expenses associated with our Contract Operations Group, which is related to the increased activity with our military construction projects corresponding with the increase in revenues, partially offset by lower expenses due to expired and terminated contracts.

The increase in maintenance materials and supplies of $4.1 million is primarily due to higher maintenance expenses due to increased contract work, corresponding with the increase in revenues.

Other operation and maintenance expenses include casualty and liability insurance premiums and uncollectible accounts expense. Uncollectible accounts expense increased $3.7 million in 2011 and was mainly due to an increase in accounts written-off and deferred revenue advanced billing adjustments in Homeowners Services.

Operating expense. The increase in operating expenses for the year ended December 31, 2011 is primarily driven by the increase in operation and maintenance expense, which is explained above.

Income from continuing operations before income taxes. The $8.8 million increase for the year ended December 31, 2011, is the result of the aforementioned changes in operating revenues and operating and maintenance expense.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

Operating revenues. The Market-Based Operations’ revenues for 2010 increased by $56.5 million, or 23.7%, from 2009. The increase in these revenues was primarily attributable to higher revenues in our Contract Operations Group revenues of $52.1 million associated with our entry into the industrial operations and maintenance market through an acquisition in December 2009, hereafter referred to as the “Contract Operations’ Acquisition,” increased military contract revenues mainly attributable to incremental contract work awarded to us in 2010, the full year effect in 2010 of two new military contracts announced in 2009 and increased revenues in Homeowner Services, mainly, as a result of increased product penetration within its existing customer base. These increases were partially offset by lower O&M and design and build contract revenues.

Operation and maintenance. Operation and maintenance expense increased $47.6 million, or 22.7%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. Operation and maintenance expenses for 2010 and 2009, by major expense category, were as follows:

	For the years ended December 31,
	2010	2009	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$54,203	$46,848	$7,355	15.7%
Employee-related costs	80,596	55,491	25,105	45.2%
Operating supplies and services	83,951	77,498	6,453	8.3%
Maintenance materials and services	34,484	24,840	9,644	38.8%
Other	3,400	4,407	(1,007)	(22.9%)

Total	$256,634	$209,084	$47,550	22.7%

The primary driver of the increase is attributable to our Contract Operations’ Acquisition which accounted for $37.5 million of the increase. The remainder of the increase is mainly due to higher costs related to military contracts resulting from incremental construction projects and growth mainly related to the Fort Meade and Fort Belvoir locations. In addition, Homeowner Services experienced higher contactor repair costs of $3.6 million due to prior claim true-ups coupled with continued growth.

Operating expenses. The increase in operating expenses for the year ended December 31, 2010, from the same period in the prior year, is primarily due to the increase in operation and maintenance expense, as explained above, higher depreciation expense of $1.7 million and increased general taxes of $2.2 million.

Income from continuing operations before income taxes. The $5.3 million increase for the year ended December 31, 2010, compared to December 31, 2009, is the result of the aforementioned changes in operating revenue and operating expenses.

Liquidity and Capital Resources

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures. Our business is very capital intensive and requires significant capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. When necessary, we obtain additional funds from external sources in the debt and equity capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to revolving credit facility with aggregate bank commitments of $840.0 million. We rely on this revolving credit facility and the capital markets to fulfill our short-term liquidity needs, to issue letters of credit and to back our commercial paper program. Disruptions in the credit markets may discourage lenders from extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt and equity securities in the capital markets. See “—Credit Facilities and Short-Term Debt.”

In order to meet our short-term liquidity needs, we primarily issue commercial paper which is backed by AWCC’s revolving credit facility. AWCC had no outstanding borrowings and $36.5 million of outstanding letters of credit under its credit facilities as of December 31, 2011. As of December 31, 2011, AWCC had $813.5 million available under our credit facilities that we can use to fulfill our short-term liquidity needs, to issue letters of credit and back our $481.0 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

In addition, our regulated operating companies receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods, which vary according to state regulations, as new customers begin to receive service or other contractual obligations are fulfilled. Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from the rate base. Generally, we depreciate contributed property and amortize contributions in aid of construction at the composite rate of the related property. Some of our subsidiaries do not depreciate contributed property, based on regulatory guidelines. A reduction in advances and contributions in aid of construction could reduce our liquidity.

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

The Company believes it has sufficient liquidity and ability to manage its expenditures should there be a substantial disruption of the capital and credit markets.

The Company expects to have access to liquidity in the capital markets on favorable terms before the maturity dates of its current credit facilities. In addition, the Company can delay major capital investments or other funding requirement or pursue financing from other sources to preserve liquidity, if necessary. The Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are weighted toward the third quarter of each fiscal year. Our future cash flows from operating activities will be affected by economic utility regulation; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining per customer usage of water; weather and seasonality; and overall economic conditions.

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

The following table provides a summary of the major items affecting our cash flows from operating activities for the periods indicated:

	2011	2010	2009
	(in thousands)
Net income (loss)	$309,613	$267,827	$(233,083)
Add (subtract):
Non-cash operating activities(1)	673,795	598,612	1,016,826
Changes in working capital(2)	11,679	45,751	(60,141)
Pension and postretirement healthcare contributions	(186,730)	(137,257)	(127,446)

Net cash flows provided by operations	$808,357	$774,933	$596,156

(1)	Includes, depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, and pension and non-pension post retirement benefits expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, income taxes receivable, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued and other current liabilities.

The increase in cash flows from operations for the year ended December 31, 2011 compared to the same period in 2010 is primarily driven by additional revenues in 2011 offset by additional pension contributions and the receipt of a tax refund in the first half of 2010 that did not occur in 2011.

The increase in cash flows from operations during 2010 compared to 2009 is primarily due to an increase in revenues and the change in working capital.

The Company currently expects to make pension and postretirement benefit contributions to the plan trusts of $156.7 million in 2012, of which $40.4 million was already made in 2012. In addition, we currently estimate that contributions will amount to $132.1 million in 2013, $155.1 million in 2014, $148.8 million in 2015 and $132.0 million in 2016. Actual amounts contributed could change materially from these estimates as a result of changes in assumptions and investment returns.

Cash Flows from Investing Activities

Cash flows used in investing activities were as follows for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net capital expenditures	$(924,858)	$(765,636)	$(785,265)
Other investing activities, net(1)	12,461	18,893	81,654

Net cash flows used in investing activities	$(912,397)	$(746,743)	$(703,611)

(1)	Includes acquisitions, proceeds from the sale of assets and securities, removal costs from property, plant and equipment retirements, net funds released and other.

The increase in our capital expenditures for the year ended December 31, 2011 is attributable to the construction of and replacement of certain treatment facilities, and infrastructure in our Pennsylvania subsidiary as well as increased capital spending associated with our business transformation project (“BT”) as we moved into its design and build phase.

Current estimates indicate that BT expenditures could total as much as $280 million prior to any AFUDC allowed. Through December 31, 2011, we have spent $139.7 million on the project with $105.3 million spent in 2011. Expenditures associated with BT are included in the estimated capital investment spending of $900 million for 2012 and $800 million to $1 billion in the foreseeable future as outlined above. As with any other initiative of this magnitude, there are risks that could result in increased costs. Any technical difficulties in developing or implementing this initiative, such as implementing a successful change management process, may result in delays, which in turn, may increase the costs of the project and also delay and, perhaps, reduce any cost savings and efficiencies expected to result from the initiative. When we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. While we believe such expenditures can be recovered through regulated rates, we can provide no guarantee that we will be able to achieve timely rate recovery of these increased costs associated with this transformation project. Any such delays or difficulties encountered with such recovery may have a material and adverse impact on our business, customer relationships and financial results. We believe that the goals of BT—increasing our operating efficiency and effectiveness and controlling the costs associated with the operation of our business—are important to providing the quality service to our customers and communities we serve.

Cash flows used in investing activities increased in 2010 compared to 2009 mainly due to the change in “Other investing activities” in 2010 which resulted from the change in the net restricted funds released attributable primarily to the drawdown of the restricted funds by our Kentucky and Pennsylvania regulated operating companies. This increase was partially offset by a decrease in capital expenditures as a result of delayed construction in the first quarter of 2010 due to the severe weather conditions in certain states in which we operate as well as a higher spending in 2009 on water treatment plant expenditures as a number of facilities were under construction in 2009.

As previously noted, in 2012, we estimate that Company-funded capital investment will total approximately $900 million and for years in the foreseeable future beyond 2012 we estimate that such investment will be between $800 million and $1 billion annually. We intend to invest capital prudently to provide essential services to our regulated customer base, while working with regulators in the various states in which we operate to have the opportunity to earn an appropriate rate of return on our investment and a return of our investment.

Our infrastructure investment plan consists of both infrastructure renewal programs, where we replace infrastructure as needed and major capital investment projects, where we construct new water and wastewater treatment and delivery facilities to meet new customer growth and water quality regulations. Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

The following table provides a summary of our historical capital expenditures:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Transmission and distribution	$298,564	$299,303	$309,851
Treatment and pumping	191,771	133,473	125,031
Services, meter and fire hydrants	175,635	157,982	153,455
General structures and equipment	84,059	88,932	94,141
Business transformation project	99,891	22,462	5,139
Sources of supply	58,066	31,452	44,127
Wastewater	16,872	32,032	53,521

Total capital expenditures	$924,858	$765,636	$785,265

Capital expenditures for the year ended December 31, 2011 increased by $159.2 million or 20.8% compared to the same period in 2010, mainly as a result of the increased BT expenditures of $77.4 million and increased treatment and pumping expenditures of $58.3 million as a result of certain water treatment plants projects in our Pennsylvania, New Jersey and Indiana subsidiaries.

Capital expenditures for 2010 decreased by $19.6 million or 2.5% from $785.3 million in 2009 as a result of delayed construction due to severe weather conditions in the first quarter of 2010 in certain states in which we operate, and increased water treatment facility expenditures in 2009.

One avenue to seek growth is through tuck-ins, by helping commissions with troubled water systems as well as other acquisitions that are complementary to our existing business and support the continued geographical diversification and growth of our operations. Generally, acquisitions are funded initially with short-term debt and later refinanced with the proceeds from long-term debt or equity offerings.

The following provides a summary of the acquisitions and dispositions affecting our cash flows from investing activities in the years indicated:

2011:

•

We paid approximately $7.2 million for numerous regulated water and wastewater systems in Missouri, New Jersey, and Pennsylvania, with the largest associated with the acquisition of 11 regulated water systems and 48 wastewater systems in Missouri in May 2011 for a purchase price of $3.3 million.

•

We received approximately $10.0 million for the sale of assets and securities, including $6.2 million associated with the sale of our Texas subsidiary’s assets and $2.9 million from the sale of the Applied Water Management subsidiary.

2010:

•	We paid approximately $1.6 million for five regulated water systems and one wastewater system.

2009:

•	We paid approximately $18.1 million for seven acquisitions which consisted of six regulated water and wastewater systems and the Contract Operations’ Acquisition.

In January 2012, we received $461.0 million in sales proceeds associated with the divestiture of our Arizona and New Mexico subsidiaries. The proceeds will be used to reduce our outstanding commercial paper and fund company operations.

Our investing activities could require considerable capital resources which we have generated through operations and attained through financing activities. We can provide no assurances that these resources will be sufficient to meet our expected investment needs and may be required to delay or reevaluate our investment plans.

Cash Flows from Financing Activities

Our financing activities, primarily focused on funding construction expenditures, include the issuance of long-term and short-term debt, mainly through AWCC. We access capital markets on a regular basis, subject to market conditions. As a result of the anticipated proceeds from the divestiture of our Arizona and New Mexico regulated businesses, we funded the majority of our 2011 cash requirements with commercial paper which will reduced upon receipt of the proceeds from the transaction.

Additionally, because of this transaction and our overall cash flows from operations, we do not anticipate the need for an equity offering in 2012. In addition, new infrastructure may be funded with customer advances and contributions for construction (net of refunds). This amounted to $22.3 million, $7.0 million and $21.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On May 1, 2009, we and AWCC filed a universal shelf registration statement that enabled us to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, all subject to market demand and ratings status. During 2011 and 2010, no common stock or preferred stock offerings were made pursuant to this filling.

Pursuant to a public offering in June 2009, the Company completed the sale of 14.5 million shares of common stock at $17.25 per share. The proceeds from the offering, net of underwriters’ discounts and expenses payable by the Company, were $242.3 million. The proceeds from the offering were used to repay short-term debt. At the same time, RWE continued to divest of its investment in the Company. During the remainder of 2009, RWE continued to divest of its remaining investment in the Company through the sale of additional shares and as a result in November 2009, RWE became fully divested of our common stock. The Company did not receive any proceeds from the RWE sales of the Company’s shares.

In regards to debt financings, the following long-term debt was issued in 2011:

Company	Type	Interest Rate	Maturity	Amount (in thousands)

Other subsidiaries	Private activity bonds and government funded debt –fixed rate	0.00%-1.56%	2031	$12,510

Total issuances				$12,510

The following long-term debt was retired through optional redemption or payment at maturity during 2011:

Company	Type	Interest Rate	Maturity	Amount (in thousands)

American Water Capital Corp.	Senior notes-fixed rate	6.00%-8.25%	2011-2039	$28,287
Other subsidiaries	Private activity bonds and government funded debt-fixed rate	0.00%-5.90%	2011-2034	7,976
Other subsidiaries	Mortgage bonds—fixed rate	8.21%-9.71%	2011-2022	33,191
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-9.18%	2013-2019	1,888
Other	Capital leases & other			4,078

Total retirements & redemptions				$75,420

The following long-term debt was issued in 2010:

Company	Type	Interest Rate	Maturity		Amount (in thousands)
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	5.38%	2040	a	$26,000
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	5.25%	2040	b	25,000
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	5.25%	2040	c	35,000
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	4.85%	2040	d	25,000
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	5.25%	2028	e	10,635
American Water Capital Corp.	Senior notes—fixed rate	6.00%	2040	f	30,000
Other subsidiaries	Private activity—fixed rate	4.45%-5.60%	2023-2034	g	150,000
Other subsidiaries	Private activity—fixed rate	4.70%-4.88%	2025-2029	h	75,000
Other subsidiaries	Private activity—fixed rate	0.00%-2.56%	2021-2030	i	14,699

Total issuances					$391,334

Note: Private activity type defined as private activity bonds and government funded debt.

(a)	On June 24, 2010, AWCC closed an offering of $26.0 million in tax-exempt water facility revenue bonds issued by Owen County, Kentucky. The bonds have a coupon of 5.38% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to repay short-term debt related to the construction of the water treatment and transmission facility located in Owen County, Kentucky, as well as to pay remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility.
(b)	On May 27, 2010, AWCC closed an offering of $25.0 million in tax-exempt water facility revenue bonds issued by the Illinois Finance Authority. The bonds have a coupon of 5.25% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to fund water facility projects in Champaign, Livingston, Logan, Madison, Peoria and St. Clair counties in Illinois.
(c)	On August 18, 2010, AWCC closed an offering of $35.0 million in tax-exempt bonds issued through the State of California Pollution Control Financing Authority. The bonds have a coupon of 5.25% with a 30-year maturity and a 10-year call option. The proceeds from bond offering will be used to fund specific CAWC projects.
(d)	On September 16, 2010, AWCC closed an offering of $25.0 million in tax-exempt water facility revenue bonds issued through the Indiana Finance Authority. The bonds have a coupon rate 4.85% with a 30-year maturity and a 10-year call option. The proceeds from the bonds will be used to fund water facility projects in Indiana-American Water Company, Inc.’s service territory.
(e)	Represents $10.6 million of variable rate debt that was held in the Company’s treasury at December 31, 2009 because no investors were willing to purchase the bonds. On July 27, 2010, this variable rate debt was remarketed as fixed rate bonds with a coupon rate of 5.25% and a maturity date of 2028.
(f)	On December 1, 2010 AWCC closed on a 6.00% senior fixed rate note. Proceeds used to paydown short-term debt.
(g)	On July 9, 2010, our operating subsidiary, NJAWC, closed on a refunding of four outstanding bonds issuances. To accomplish this refunding, the New Jersey Economic Development Authority issued three new series of bonds on behalf of NJAWC. The new bonds have coupon rates of 5.60%, 5.10% and 4.45% and maturities of 2034, 2023 and 2023, respectively.
(h)	On November 1, 2010, NJAWC closed on refinancings of two outstanding bond issues and the New Jersey Economic Development Authority issued two new series of bonds on behalf of NJAWC.
(i)	Proceeds received from various financing/development authorities. The proceeds will be used to fund certain projects.

The following long-term debt was retired through optional redemption or payment at maturity during 2010:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
American Water Capital Corp.	Senior notes-fixed rate	6.00%-6.87%	2011-2039	$28,157
Other subsidiaries	Private activity-fixed rate and government funded debt	0.00%-6.88%	2010-2036	233,476
Other subsidiaries	Mortgage bonds-fixed rate	7.86%-8.98%	2010-2011	10,275
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	218
Other	Capital leases and other			792

Total retirements & redemptions				$272,918

The following long-term debt was issued in 2009:

Company	Type	Interest Rate	Maturity		Amount (in thousands)
American Water Capital Corp.	Private activity-fixed rate	6.25%	2039	a	$45,390
American Water Capital Corp.	Private activity-fixed rate	6.00%	2018	b	18,250
American Water Capital Corp.	Private activity-fixed rate	6.10%	2019	b	17,950
American Water Capital Corp.	Private activity-fixed rate	6.75%	2031	b	16,700
American Water Capital Corp.	Private activity-fixed rate	6.25%	2032	c	24,860
American Water Capital Corp.	Private activity-fixed rate	5.63%	2039	a	26,000
American Water Capital Corp.	Private activity-fixed rate	6.25%	2032	d	23,325
American Water Capital Corp.	Private activity-fixed rate	5.25%	2039	e	28,500
American Water Capital Corp.	Senior notes-fixed rate	8.27%	2039	f	25,500
American Water Capital Corp.	Senior notes-fixed rate	7.21%	2019	f	24,500
American Water Capital Corp.	Senior notes-fixed rate	8.25%	2038	f	75,000
American Water Capital Corp.	Senior notes-fixed rate	6.00%	2039	f	60,000
Other subsidiaries	Private activity-fixed rate	6.20%	2039	g	80,000
Other subsidiaries	Private activity-fixed rate	1.27%	2029	h	2,242
Other subsidiaries	Private activity-fixed rate	4.14%	2029	i	1,315
Other subsidiaries	Private activity-fixed rate	5.00%	2039	j	10,500
Other subsidiaries	Private activity-fixed rate	5.70%	2039	j	134,224
Other subsidiaries	Private activity-floating rate	1.00%	2015	d	8,560
Other subsidiaries	Mortgage bonds-fixed rate	5.48%	2019	f	25,000
Other subsidiaries	Mortgage bonds-fixed rate	6.35%	2039	f	75,000
Other	Capital lease	8.82%	2011		41

Total issuances					$722,857

(a)	The proceeds from the bond offering were used to repay short-term debt related to the construction of a water treatment and transmission facility located in Owen County, Kentucky, as well as to pay the remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility as the construction proceeds to completion.
(b)	On May 21, 2009, AWCC remarketed $52.9 million of variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds. The net proceeds from this offering was used to repay short-term debt.
(c)	On August 27, 2009, AWCC successfully remarketed $24.9 million of variable rate demand notes previously held in the Company’s treasury. The net proceeds from this offering were used to repay short-term debt.
(d)	On May 21, 2009, AWCC successfully remarketed $31.9 million of variable rate demand notes previously held in the Company’s treasury. The new notes had an interest rate of 1.00%. The net proceeds from this offering were used to repay commercial paper. Subsequently, on August 27, 2009, AWCC remarketed the $23.3 million of the variable rate demand notes as fixed rate Tax Exempt Water Facility Revenue bonds with an interest rate of 6.25% and the remaining $8.6 million was remarketed at variable rates.
(e)	On October 1, 2009 AWCC closed an offering of $28.5 million in tax-exempt water facility revenue bonds with a 10-year call option issued by the Illinois Finance Authority. The proceeds from this offering will be used to fund certain capital improvements.
(f)	The proceeds were used to pay down short-term debt.
(g)	On April 8, 2009, Pennsylvania-American Water Company (“PAWC”) closed an offering to issue $80.0 million in tax-exempt water facility revenue bonds through the Pennsylvania Economic Development Financing Authority (“PEDFA”). The proceeds from the offering will be used to fund certain capital improvement projects. As of December 31, 2009, we have drawn down $40.7 million of these funds.
(h)	On August 26, 2009, PAWC received $2.2 million through the Pennsylvania Infrastructure Investment Authority for the installation of mains in the Hanover and Colliers Water System.

(i)	Ohio-American Water Company received proceeds from the Ohio Water Development Authority. The proceeds were used to fund line replacements in the Ashtabula service area.
(j)	On October 20, 2009, NJAWC closed an offering of tax-exempt water facility revenue bonds. The proceeds were use to pay down short-term debt.

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

Credit Facilities and Short-Term Debt

The components of short-term debt were as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Revolving credit lines	$—	$2,734
Commercial paper, net of discount	481,048	175,290
Book-overdraft	34,002	50,881

Total short-term debt	$515,050	$228,905

On December 22, 2010, AWCC, our finance subsidiary, extended for an additional year a $10.0 million committed revolving line of credit with PNC Bank, N.A which was scheduled to terminate on December 31, 2010. AWCC chose not to extend this credit line and therefore it terminated on December 31, 2011. As such, there were no outstanding borrowings under this revolving line of credit at December 31, 2011. As of December 31, 2010, the outstanding borrowing against this credit line was $2.7 million. This line was used primarily for short-term working capital needs. Interest rates on advances under this line of credit were based on the one month LIBOR on the outstanding debt plus 175 basis points for 2010 and 2011. In addition, there was a fee of 25 basis points charged quarterly on the portion of the commitment that is undrawn.

AWCC has entered into an $840.0 million senior unsecured credit facility syndicated among a group of 10 banks. This revolving credit facility, which is scheduled to expire on September 15, 2012, is principally used to support the commercial paper program at AWCC and to provide up to $150.0 million in letters of credit. A majority of the banks agreed to further extend $685.0 million of commitments under this revolving credit facility to September 15, 2013. We closely monitor events in the financial markets and the financial institutions associated with this credit facility. No financial institution has more than 14% of the aggregate commitment through September 15, 2012 and from September 15, 2012 through the current expiration date of September 15, 2013 no institution will have more than 17% of the aggregate commitment. If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment. However, the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will be able to replace a defaulting lender. Prior to the credit facility expiration, we expect to renegotiate or replace it in order to provide sufficient liquidity to finance operations and capital expenditure. The availability of such facility, including the amounts for borrowing thereunder, and its terms and conditions, will depend on the credit markets at the time as well as the Company’s credit ratings and operating requirements.

On December 31, 2011 and 2010, AWCC had the following sub-limits and available capacity under the revolving credit facility and indicated amounts of outstanding commercial paper:

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(in thousands)
December 31, 2011	$850,000	$813,548	$150,000	$113,548	$481,048	$—
December 31, 2010	$850,000	$810,469	$150,000	$113,203	$175,290	$2,734

AWCC had no outstanding borrowings under the credit facilities and $32.0 million of outstanding letters of credit under this credit facility as of February 21, 2012. Also, as of February 21, 2012, AWCC had $94.7 million of commercial paper outstanding.

Interest rates on advances under the revolving credit facility are based on either prime or LIBOR plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The weighted average interest rate on short-term borrowings for the years ended December 31, 2011 and 2010 was approximately 0.41% and 0.42%, respectively.

Capital Structure

The following table indicates the percentage of our capitalization represented by the components of our capital structure as of December 31, 2011, 2010 and 2009:

	At December 31, 2011	At December 31, 2010	At December 31, 2009
Common stockholder equity and preferred stock without mandatory redemption rights	42%	42%	42%
Long-term debt and redeemable preferred stock at redemption value	53%	55%	56%
Short-term debt and current portion of long-term debt	5%	3%	2%

	100%	100%	100%

The change in the 2011 capital structure compared to 2010 is mainly attributable to the increase in outstanding commercial paper in 2011 compared to 2010. We used the net proceeds from the sale of our Arizona and New Mexico subsidiaries to pay down commercial paper.

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our covenants as of December 31, 2011. Long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

Certain long-term notes and the revolving credit facility requires us to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. On December 31, 2011, our ratio was 0.58 to 1.00 and therefore we were in compliance with the ratio.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets, is directly affected by securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we also issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt. On November 30, 2011, Moody’s Investors Service, which we refer to as Moody’s, reaffirmed its “Baa2” corporate credit rating on AWCC and American Water and AWCC’s “P2” short-term rating. The rating outlook for both American Water and AWCC is stable. On January 30, 2012, Standard & Poor’s Ratings Services, which we refer to as S&P, reaffirmed its “BBB+” corporate credit rating on AWCC and American Water and AWCC’s “A2” short-term rating. S&P’s rating outlook for both American Water and AWCC is stable

The following table shows the Company’s securities ratings as of December 31, 2011:

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

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, chemicals and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on the Company’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the Company’s situation at the time of the demand. If we can reasonably claim that we are willing and financially able to perform our obligations, it may be possible to argue successfully that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient. We do not expect to post any collateral which will have a material adverse impact on the Company’s results of operations, financial position or cash flows.

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

During 2011, 2010 and 2009, we paid $157.9 million, $150.3 million and $137.3 million in dividends, respectively. For 2011, we paid a dividend of $0.23 per share on December 1 and September 1 and $0.22 per share on June 1 and March 1. For 2010, we paid a dividend of $0.22 per share on December 1 and September 1 and $0.21 per share on June 1 and March 1. For 2009, we paid a dividend of $0.21 per share on December 1 and September 1 and $0.20 per share on June 1 and March 2.

Subject to applicable law and the discretion of our board of directors, we will pay cash dividends of approximately $0.23 per share per quarter in 2012, to be paid approximately 60 days after the end of each fiscal quarter. The quarterly and annual average aggregate dividend amounts for the four quarters would be $40.4 million, and $161.6 million annually. The aggregate dividend amounts are based upon 175.7 million shares outstanding as of December 31, 2011. Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Although we believe we will have sufficient net profits or surplus to pay dividends at the anticipated levels during the next four quarters, our board of directors will seek periodically to assure itself of this before actually declaring any dividends. In future periods, our board of directors may seek opinions from outside valuation firms to the effect that our solvency or assets are sufficient to allow payment of dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to pay dividends.

On December 9, 2011, our board of directors declared a quarterly cash dividend payment of $0.23 per share payable on March 1, 2012 to all shareholders of record as of February 3, 2012. Additionally, on February 24, 2012, our board of directors declared a quarterly cash dividend payment of $0.23 per share payable on June 1, 2012 to all shareholders of record as of April 20, 2012.

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

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of business. These financial obligations, as of December 31, 2011, are set forth in the table below:

Contractual obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations(a)	$5,316,578	$27,719	$118,275	$93,100	$5,077,484
Interest on long-term debt(b)	5,313,845	325,398	641,553	632,397	3,714,497
Capital lease obligations(c)	1,264	237	157	78	792
Interest on capital lease obligations(d)	1,208	141	226	212	629
Operating lease obligations(e)	175,869	21,528	32,820	20,049	101,472
Purchase water obligations(f)	683,707	48,916	95,028	90,843	448,920
Other purchase obligations(g)	72,824	72,824	—	—	—
Postretirement benefit plans’ obligations(h)	165,883	29,983	56,400	53,400	26,100
Pension Plan’s obligations(h)	671,100	126,700	230,800	227,400	86,200
Preferred stocks with mandatory redemption requirements	22,101	899	3,578	3,562	14,062
Interest on preferred stocks with mandatory redemption requirements	17,786	1,849	3,297	2,700	9,940
Other obligations(i)	814,790	205,919	103,834	61,259	443,778

Total	$13,256,955	$862,113	$1,285,968	$1,185,000	$9,923,874

Note: The above table reflects only financial obligations and commitments. Therefore, performance obligations associated with our Market-Based Operations are not included in the above amounts.

(a)	Represents sinking fund obligations and debt maturities.
(b)	Represents expected interest payments on outstanding long-term debt. Amounts reported may differ from actual due to future refinancing of debt.
(c)	Represents future minimum payments under noncancelable capital leases.
(d)	Represents expected interest payments on noncancelable capital leases.
(e)	Represents future minimum payments under noncancelable operating leases, primarily for the lease of motor vehicles, buildings, land and other equipment including water facilities and systems constructed by partners under the Public-Private Partnerships described below.
(f)	Represents future payments under water purchase agreements for minimum quantities of water.
(g)	Represents the open purchase orders as of December 31, 2011, for goods and services purchased in the ordinary course of business.
(h)	Represents contributions expected to be made to pension and post retirement benefit plans for the years 2012 through 2017.
(i)	Includes an estimate of advances for construction to be refunded, capital expenditures estimated to be required under legal and binding contractual obligations, contracts entered into for energy purchases, a liability associated with a conservation agreement and service agreements.

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

WVAWC leased back the transferred facilities under capital leases for a period of 40 years. The leases have payments that approximate the payments required by the terms of the IDBs. We have presented the transaction on a net basis in the consolidated financial statements. The carrying value of the transferred facilities was approximately $159.2 million at December 31, 2011.

Performance Obligations

We have entered into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. These military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenues of $2,037.0 million at December 31, 2011. The Operations and Maintenance agreements with municipalities and other customers expire between 2012 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,076.0 million at December 31, 2011. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of the facilities, in exchange for an annual fee.

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

Regulatory Accounting

Our regulated utility subsidiaries are subject to regulation by state PUCs and the local governments of the states in which they operate. As such, we account for these regulated operations in accordance with authoritative guidance that requires us to reflect the effects of rate regulation in our financial statements. Use of the authoritative guidance is applicable to utility operations that meet the following criteria (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. As of December 31, 2011, we had concluded that the operations of our regulated subsidiaries meet the criteria. If it is concluded in a future period that a separable portion of the business no longer meets the criteria, we are required to eliminate the financial statement effects of regulation for that part of the business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in the consolidated financial statements. Failure to meet the criteria of the authoritative guidance could materially impact our consolidated financial statements as a one-time extraordinary item and continued impacts on our operating activities.

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow for recovery through rates charged to customers. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred. As of December 31, 2011, we have recorded $1,079.7 million of net regulatory assets within our Consolidated Financial Statements. Also, at December 31, 2011, we had recorded $325.8 million of regulatory liabilities within our consolidated financial statements. See Note 7 of the Notes to Consolidated Financial Statements for further information regarding the significant regulatory assets and liabilities.

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

Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. At December 31, 2011, the Company’s goodwill was $1,195.1 million. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The Company uses a two-step impairment test to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The step 1 calculation used to identify potential impairment compares the calculated fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than such reporting unit’s carrying value, then step 2 is performed to measure the amount of the impairment loss (if any) for such reporting unit.

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

For the November 30, 2011 impairment test, the estimated fair value of the each reporting unit for step 1 was based on a combination of the following valuation techniques:

•	observable trading prices of comparable equity securities of publicly-traded water utilities considered by us to be the Company’s peers; and

•	discounted cash flow models developed from the Company’s internal forecasts.

The first valuation technique applies average peer multiples to each reporting unit’s historic and forecasted cash flows. The peer multiples are calculated using the average trading prices of comparable equity securities, their published cash flows and forecasts of market price and cash flows for those peers.

The second valuation technique forecasts each reporting unit’s five-year cash flows using an estimated long-term growth rate and discounts these cash flows at their respective estimated weighted average cost of capital.

The Company has completed its November 30, 2011 annual impairment review and based on this review the Company’s goodwill balance was not impaired. The Company’s fair value calculated in its 2011 impairment test period was greater than the aggregate carrying value of its reporting units.

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

For the year ended December 31, 2011, no impairment charge was recorded for our continuing operations. In 2011, we recorded a charge to goodwill of $25.5 million relating to parent company goodwill associated with businesses classified as discontinued operations. For the year ended December 31, 2010, no impairment charge was recorded. For the year ended December 31, 2009 we recorded impairment charges for goodwill in the amounts of $428.0 million and $22.0 million, for our continuing and discontinued operations, respectively.

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

Revenue Recognition

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are delivered to customers and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the latest meter reading to the end of the accounting period. Unbilled utility revenues as of December 31, 2011 and 2010 were $134.9 million and $132.9 million, respectively. Increases in volumes delivered to the utilities’ customers and favorable rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the estimated unbilled revenue; however, since the majority of our customers are billed on a monthly basis, total operating revenues would remain materially unchanged.

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

Accounting for Pension and Postretirement Benefits

We maintain noncontributory defined benefit pension plans covering eligible employees of our regulated utility and shared service operations. The pension plans have been closed for most employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 will be provided with a 5.25% of base pay defined contribution plan. We also maintain postretirement benefit plans for eligible retirees. The retiree welfare plans are closed for union employees hired on or after January 1, 2006. The plans had previously closed for non-union employees hired on or after January 1, 2002. See Note 15 of the Notes to Consolidated Financial Statements for further information regarding the accounting for the defined benefit pension plans and postretirement benefit plans.

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

•	Rate of Compensation Increase—Management projects employees’ pay increases, which are used to project employees’ pension benefits at retirement; and

•	Health Care Cost Trend Rate—Management projects the expected increases in the cost of health care.

The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. At year end 2011, we began using an approach that approximate the process of settlement obligations tailored to the plans’ expected cash flows to the coupons and expected maturity values of individually selected bonds. The yield curve was developed for a portfolio containing the majority of United States-issued Aa-graded non-callable (or callable with make-whole provisions) corporate bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 5.02%, 5.32% and 5.93% at December 31, 2011, 2010 and 2009, respectively. The discount rate for determining other post-retirement benefit obligations was 5.05%, 5.27% and 5.82% at December 31, 2011, 2010 and 2009, respectively.

In selecting an expected return on plan assets, we considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term EROA assumption used in calculating pension cost was 7.90% for 2011, 2010, and 2009. The weighted average EROA assumption used in calculating other postretirement benefit costs was 7.60% for 2011, 2010 and 2009.

The asset allocations for the Company’s U.S. pension plan at December 31, 2011 and 2010, by asset category, are as follows:

	Target Allocation 2011	Percentage of Plan Assets At December 31,
Asset category		2011	2010
Equity securities	70%	70%	70%
Fixed income	30%	30%	30%

Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The Company’s other postretirement benefit plans are partially funded. The asset allocations for the Company’s other postretirement benefit plans at December 31, 2011 and 2010, by asset category, are as follows:

Asset category	Target Allocation 2011	Percentage of Plan Assets At December 31,
		2011	2010
Equity securities	70%	70%	70%
Fixed income	30%	30%	30%

Total	100%	100%	100%

The Company’s investment policy, and related target asset allocation, is evaluated periodically through asset liability studies. The studies consider projected cash flows of maturity liabilities, projected asset class return risk, and correlation and risk tolerance.

The pension and postretirement welfare plan trusts investments include debt and equity securities held directly and through commingled funds. The trustee for the Company’s defined benefit pension and post retirement welfare plans uses independent valuation firms to calculate the fair value of plan assets. Additionally, the company independently verifies the assets values. Approximately 59.0% of the assets are valued using the quoted market price for the assets in an active market at the measurement date, while 41.0% of the assets are valued using other inputs.

In selecting a rate of compensation increase, we consider past experience in light of movements in inflation rates. Our rate of compensation increase was 3.25% for 2011, 3.50% for 2010 and 4.00% for 2009.

In selecting health care cost trend rates, we consider past performance and forecasts of increases in health care costs. Our health care cost trend rate used to calculate the periodic cost was 8.00% in 2011 gradually declining to 5.00% in 2017 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation at December 31, 2011	Impact on 2011 Total Service and Interest Cost Components
	(in thousands)
Increase assumed health care cost trend by 1%	$83,456	$7,145
Decrease assumed health care cost trend by 1%	$69,318	$5,838

We will use a discount rate and EROA of 5.02% and 7.75%, respectively, for estimating our 2012 pension costs. Additionally, we will use a discount rate and EROA of 5.05% and 7.41%, respectively, for estimating our 2012 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase our pension expense. Our 2011 and 2010 pension and postretirement costs, including such expenses charged to our discontinued operations, were $87.3 million and $80.0 million, respectively. The Company currently expects to make pension and postretirement benefit contributions to the plan trusts of $156.7 million, $132.1 million, $155.1 million, $148.8 million and $132.0 million in 2012, 2013, 2014, 2015 and 2016 respectively. Actual amounts contributed could change significantly from these estimates.

The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards. As these assumptions change from period to period, recorded pension and postretirement benefit amounts and funding requirements could also change.

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

Comprehensive Income

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. On October 21, 2011, the FASB tentatively decided to propose delaying the effective date of the presentation requirements for reclassification adjustments in the new guidance. This new guidance on the presentation of comprehensive income is effective for fiscal years and interim periods beginning after December 15, 2011. As the Company already presents the components of net income and other comprehensive income in one continuous statement, the adoption of the new guidance will not have an impact on its results of operations, financial position or cash flows.

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

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance was effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The adoption of this guidance did not have a significant impact on the Company’s results of operations, financial position or cash flows.

Business Combinations

In December 2010, the FASB clarified the requirements for reporting of pro forma revenue and earnings disclosures for business combinations. The accounting update specified that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expanded the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations finalized after January 1, 2011. As this guidance clarifies and provides for additional disclosure requirements only, the adoption of this guidance has not had a material impact on the Company’s results of operations, financial position or cash flows.

Intangibles—Goodwill

In December 2010, the FASB issued authoritative guidance that modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update requires that for those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing authoritative guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance was effective for the Company beginning on January 1, 2011. The adoption of this update did not have a significant impact on the Company’s results of operations, financial position or cash flows.

See Note 2—Significant Accounting Policies in the notes to the audited consolidated financial statements for a discussion of new accounting standards recently adopted or pending adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We are exposed to risks from changes in interest rates as a result of our issuance of variable and fixed rate debt and commercial paper. We manage our interest rate exposure by limiting our variable rate exposure and by monitoring the effects of market changes in interest rates. We also have the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2011, a hypothetical increase of interest rates by 1% associated with our short-term borrowings would result in a $4.8 million decrease in our pre-tax earnings.

In July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million. This agreement effectively converted the interest on $100.0 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. We entered into this interest rate swap to mitigate interest cost at the parent company relating to debt that was incurred by our prior owners and was not used in any manner to finance the cash needs of our subsidiaries. For the year ended December 31, 2011 and 2010, the interest rate swap reduced interest expense by $2.4 million and $0.4 million, respectively. As the swap interest rates are fixed through April 2012, a hypothetical 1% increase in the interest rates associated with the interest swap agreement would result in a $0.3 million decrease on our pre-tax earnings for the year ended December 31, 2012. This calculation holds all other variables constant and assumes only the discussed changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Water Works Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of cash flows, and of changes in common stockholders’ equity, present fairly, in all material respects, the financial position of American Water Works Company, Inc. and Subsidiary Companies at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 28, 2012

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,360,005 in 2011 and $3,134,094 in 2010	$10,872,042	$10,241,342
Nonutility property, net of accumulated depreciation of $164,417 in 2011 and $137,483 in 2010	149,056	140,298

Total property, plant and equipment	11,021,098	10,381,640

Current assets
Cash and cash equivalents	14,207	13,112
Restricted funds	32,438	94,066
Utility customer accounts receivable	150,720	145,747
Allowance for uncollectible accounts	(15,319)	(17,474)
Unbilled utility revenues	134,938	132,876
Other receivables, net	60,413	71,589
Income taxes receivable	7,672	6,473
Materials and supplies	28,598	27,743
Assets of discontinued operations	929,858	937,705
Other	54,134	45,938

Total current assets	1,397,659	1,457,775

Regulatory and other long-term assets
Regulatory assets	1,079,661	976,174
Restricted funds	25,503	26,718
Goodwill	1,195,069	1,195,585
Other	57,401	48,354

Total regulatory and other long-term assets	2,357,634	2,246,831

TOTAL ASSETS	$14,776,391	$14,086,246

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets—(Continued)

(In thousands, except per share data)

	December 31,
	2011	2010
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 175,664 shares outstanding in 2011 and 174,996 in 2010)	$1,757	$1,750
Paid-in capital	6,180,558	6,156,675
Accumulated deficit	(1,848,801)	(1,959,235)
Accumulated other comprehensive loss	(97,677)	(71,446)
Treasury stock	0	(19)

Common stockholders’ equity	4,235,837	4,127,725
Preferred stock without mandatory redemption requirements	4,547	4,547

Total stockholders’ equity	4,240,384	4,132,272

Long-term debt
Long-term debt	5,339,947	5,394,135
Redeemable preferred stock at redemption value	21,137	22,135

Total capitalization	9,601,468	9,548,542

Current liabilities
Short-term debt	515,050	228,905
Current portion of long-term debt	28,858	36,092
Accounts payable	243,709	188,343
Taxes accrued	36,606	36,939
Interest accrued	59,067	60,465
Liabilities of discontinued operations	382,218	373,960
Other	223,597	182,060

Total current liabilities	1,489,105	1,106,764

Regulatory and other long-term liabilities
Advances for construction	386,970	397,164
Deferred income taxes	1,288,797	1,110,250
Deferred investment tax credits	29,427	30,969
Regulatory liabilities	325,829	296,121
Accrued pension expense	411,998	413,513
Accrued postretirement benefit expense	237,086	215,217
Other	38,963	42,150

Total regulatory and other long-term liabilities	2,719,070	2,505,384

Contributions in aid of construction	966,748	925,556
Commitments and contingencies (See Note 16)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$14,776,391	$14,086,246

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Operating revenues	$2,666,236	$2,555,035	$2,290,446

Operating expenses
Operation and maintenance	1,301,794	1,290,941	1,182,376
Depreciation and amortization	351,821	330,264	309,874
General taxes	210,478	205,597	186,620
(Gain) loss on asset dispositions and purchases	(993)	111	(295)
Impairment charge	0	0	428,036

Total operating expenses, net	1,863,100	1,826,913	2,106,611

Operating income	803,136	728,122	183,835

Other income (expenses)
Interest, net	(312,415)	(313,765)	(296,623)
Allowance for other funds used during construction	13,131	9,644	8,342
Allowance for borrowed funds used during construction	5,923	5,225	5,529
Amortization of debt expense	(5,055)	(4,516)	(6,609)
Other, net	(1,040)	4,714	(680)

Total other income (expenses)	(299,456)	(298,698)	(290,041)

Income (loss) from continuing operations before income taxes	503,680	429,424	(106,206)
Provision for income taxes	198,751	174,352	113,792

Income (loss) from continuing operations	304,929	255,072	(219,998)
Income (loss) from discontinued operations, net of tax	4,684	12,755	(13,085)

Net income (loss)	$309,613	$267,827	$(233,083)

Other comprehensive income, net of tax:
Change in employee benefit plan funded status, net of tax of $(19,498), $(7,567) and $6,381, respectively	(30,497)	(11,836)	9,981
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $112, $50 and $29, respectively	175	79	46
Actuarial loss, net of tax of $2,879, $2,793 and $3,832, respectively	4,504	4,368	5,994
Foreign currency translation adjustment	(413)	620	1,553

Other comprehensive income	(26,231)	(6,769)	17,574

Comprehensive income (loss)	$283,382	$261,058	$(215,509)

Basic earnings per common share: (a)
Income (loss) from continuing operations	$1.74	$1.46	$(1.31)

Income (loss) from discontinued operations, net of tax	$0.03	$0.07	$(0.08)

Net income (loss)	$1.76	$1.53	$(1.39)

Diluted earnings per common share: (a)
Income (loss) from continuing operations	$1.73	$1.46	$(1.31)

Income (loss) from discontinued operations, net of tax	$0.03	$0.07	$(0.08)

Net income (loss)	$1.75	$1.53	$(1.39)

Average common shares outstanding during the period:
Basic	175,484	174,833	168,164

Diluted	176,531	175,124	168,164

Dividends per common share	$1.13	$0.86	$0.82

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$309,613	$267,827	$(233,083)
Adjustments
Depreciation and amortization	351,821	330,264	309,874
Impairment charge	0	0	428,036
Provision for deferred income taxes	195,494	152,760	134,232
Amortization of deferred investment tax credits	(1,542)	(1,561)	(1,413)
Provision for losses on utility accounts receivable	16,178	17,973	20,999
Allowance for other funds used during construction	(13,131)	(9,644)	(8,342)
(Gain) loss on asset dispositions and purchases	(993)	111	(295)
Pension and non-pension post retirement benefits	71,439	89,342	105,133
Stock-based compensation expense	10,008	10,334	7,602
Other, net	44,521	9,033	21,000
Changes in assets and liabilities
Receivables and unbilled utility revenues	(17,433)	(33,044)	(18,751)
Taxes receivable, including income taxes	(1,199)	17,920	(17,920)
Other current assets	(14,917)	5,149	(6,737)
Pension and non-pension post retirement benefit contributions	(186,730)	(137,257)	(127,446)
Accounts payable	37,824	6,487	52
Taxes accrued, including income taxes	4,274	39,577	(13,321)
Interest accrued	(1,417)	746	6,499
Other current liabilities	4,547	8,916	(9,963)

Net cash provided by operating activities	808,357	774,933	596,156

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(924,858)	(765,636)	(785,265)
Acquisitions	(7,220)	(1,642)	(18,144)
Proceeds from sale of assets and securities	9,972	239	1,237
Removal costs from property, plant and equipment retirements, net	(53,134)	(43,695)	(29,900)
Net funds released	62,843	63,991	129,711
Other	0	0	(1,250)

Net cash used in investing activities	(912,397)	(746,743)	(703,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	12,510	268,559	542,926
Repayment of long-term debt	(70,045)	(272,700)	(178,131)
Proceeds from issuance of common stock (net of 2009 expenses of $7,824)	0	0	242,301
Net borrowings (repayments) under short-term debt agreements	303,024	93,029	(352,005)
Proceeds from issuances of employee stock plans and DRIP	13,866	6,711	2,089
Advances and contributions for construction, net of refunds of $21,061 in 2011, $35,830 in 2010 and $27,481 in 2009	22,298	7,042	21,211
Change in cash overdraft position	(16,862)	17,173	(7,508)
Debt issuance costs	(552)	(6,619)	(13,165)
Redemption of preferred stocks	(1,888)	(228)	(218)
Dividends paid	(157,855)	(150,301)	(137,331)
Other	639	0	0

Net cash provided by (used in) financing activities	105,135	(37,334)	120,169

Net increase (decrease) in cash and cash equivalents	1,095	(9,144)	12,714
Cash and cash equivalents at beginning of period	13,112	22,256	9,542

Cash and cash equivalents at end of period	$14,207	$13,112	$22,256

Cash paid during the year for:
Interest, net of capitalized amount	$331,944	$329,417	$303,958
Income taxes, net of refunds of $812 in 2011, $37,790 in 2010 and $2,754 in 2009	$14,269	$(30,108)	$11,205
Non-cash investing activity
Capital expenditures acquired on account but unpaid as of year end	$104,816	$112,313	$59,219
Non-cash financing activity
Advances and contributions	$23,504	$27,566	$77,094
Long-term debt	$0	$122,775	$179,931

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

			Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss			Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	Par Value
						Shares	At Cost
Balance at December 31, 2008	160,000	$1,600	$5,888,253	$(1,705,594)	$(82,251)	0	$(7)	$4,557	$4,106,558
Net loss	—	—	—	(233,083)	—	—	—	—	(233,083)
Common stock offering, net of expenses of $7,824	14,500	145	242,156	—	—	—	—	—	242,301
Employee stock purchase plan	128	1	2,453	—	—	1	23	—	2,477
Stock-based compensation activity	2	—	7,215	(279)	—	(1)	(16)	—	6,920
Other comprehensive income, net of tax of $10,242	—	—	—	—	17,574	—	—	—	17,574
Dividends	—	—	—	(137,331)	—	—	—	—	(137,331)

Balance at December 31, 2009	174,630	$1,746	$6,140,077	$(2,076,287)	$(64,677)	0	$0	$4,557	$4,005,416
Net income	—	—	—	267,827	—	—	—	—	267,827
Direct stock reinvestment and purchase plan, net of expense of $96	63	1	1,328	—	—	—	—	—	1,329
Employee stock purchase plan	112	1	2,502	—	—	7	127	—	2,630
Stock-based compensation activity	191	2	12,768	(474)	—	(8)	(146)	—	12,150
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive loss, net of tax of ($4,724)	—	—	—	—	(6,769)	—	—	—	(6,769)
Dividends	—	—	—	(150,301)	—	—	—	—	(150,301)

Balance at December 31, 2010	174,996	$1,750	$6,156,675	$(1,959,235)	$(71,446)	(1)	$(19)	$4,547	$4,132,272
Net income	—	—	—	309,613	—	—	—	—	309,613
Direct stock reinvestment and purchase plan, net of expense of $19	64	1	1,807	—	—	—	—	—	1,808
Employee stock purchase plan	121	1	3,533	—	—	—	—	—	3,534
Stock-based compensation activity	483	5	18,543	(921)	—	1	19	—	17,646
Other comprehensive income (loss), net of tax of $(16,507)	—	—	—	—	(26,231)	—	—	—	(26,231)
Dividends	—	—	—	(198,258)	—	—	—	—	(198,258)

Balance at December 31, 2011	175,664	$1,757	$6,180,558	$(1,848,801)	$(97,677)	0	$0	$4,547	$4,240,384

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1: Organization and Operation

American Water Works Company, Inc. (“AWW”) and its subsidiaries (collectively referred to herein as the “Company”) is the holding company for regulated and market-based subsidiaries throughout the United States of America and two Canadian provinces. The regulated subsidiaries included in continuing operations provide water and wastewater services as public utilities. These regulated subsidiaries are operationally segregated into 16 U.S. states in which the Company operates regulated utilities. The market-based subsidiaries include various lines of business including Homeowner Services, which provides water and sewer line protection plans for homeowners, and the Contract Operations group, which conducts operation and maintenance of water and wastewater facilities for the U.S. Military, municipalities and the food and beverage industry.

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

Regulation

The Company’s regulated utilities are subject to economic regulation by the public utility commissions and the local governments of the states in which they operate (the “Regulators”). These Regulators have allowed recovery of costs and credits which the Company has recorded as regulatory assets and liabilities. Accounting for future recovery of costs and credits as regulatory assets and liabilities is in accordance with authoritative guidance applicable to those companies whose rates are established by or are subject to approval by an independent third-party regulator. Regulated utilities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in operations by a market-based company. These deferred regulatory assets and liabilities are then reflected in the statement of operations in the period in which the costs and credits are reflected in the rates charged for service. (See Note 7)

Property, Plant and Equipment

Property, plant and equipment consist primarily of utility plant. Additions to utility plant and replacements of retirement units of property are capitalized. Costs include material, direct labor and such indirect items as engineering and supervision, payroll taxes and benefits, transportation and an allowance for funds used during construction. The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $49,241 and $60,408 at December 31, 2011 and 2010, respectively. The cost of repairs; maintenance, including planned major maintenance activities; and minor replacements of property is charged to maintenance expense as incurred.

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

The Company had book overdrafts for certain of its disbursement accounts of $34,002 and $50,881 at December 31, 2011 and 2010, respectively. A book overdraft represents transactions that have not cleared the bank accounts at the end of the period. The Company transfers cash on an as-needed basis to fund these items as they clear the bank. The balance of the book overdraft is reported as short-term debt and the change in the book overdraft balance is reported as cash flows from financing activities.

Restricted Funds

Restricted funds primarily represent proceeds from financings for the construction and capital improvement of facilities and deposits for future services under operation and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Restricted funds expected to be released within 12 months subsequent to year end are classified as current.

Utility Customer Accounts Receivable

Regulated utility customer accounts receivable represent amounts billed to water and wastewater customers on a cycle basis. Credit is extended based on the guidelines of the applicable Regulators and collateral is generally not required.

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

Other receivables, net consists of market-based trade accounts receivable and market-based unbilled revenues, net of a reserve for doubtful accounts, and non-utility customer receivables of the regulated subsidiaries. In determining the reserve for uncollectible market-based accounts, the Company considers the length of time the trade accounts receivable are past due and the customers’ current ability to pay their obligations. Unbilled receivables are accrued when service has been provided but has not been billed to customers. (See Note 6)

Materials and Supplies

Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.

Goodwill

Goodwill is primarily associated with the acquisitions of AWW in 2003 and E’town Corporation in 2001 (the “Acquisitions”) and has been assigned to reporting units based on the fair values at the date of the Acquisitions. The Regulated Businesses segment is a single reporting unit. In the Market-Based Operations segment, the business is organized into seven reporting units for its market-based services. Goodwill is reviewed annually, or more frequently if changes in circumstances indicate the carrying value may not be recoverable. Annual impairment reviews are performed in the fourth quarter of the calendar year, in conjunction with the timing of the completion of the Company’s annual strategic business plan.

The Company considers the carrying value of goodwill to be one of its critical accounting estimates. The Company believes the assumptions and other considerations used to value goodwill to be appropriate. However, if experience differs from the assumptions and considerations used in its analysis, the resulting change could have a material adverse impact on the consolidated financial statements.

No impairment charge was recorded in the Company’s continuing operations for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2009, the Company recorded goodwill impairment charges to continuing operations of $428,036. (See Note 8)

Long-Lived Assets

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

Advances and Contributions in Aid of Construction

Regulated utility subsidiaries may receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities at December 31, 2011 and 2010 in the accompanying Consolidated Balance Sheets are estimated refunds of $18,681 and $22,451, respectively. Those amounts represent expected refunds during the next 12-month period. Advances that are no longer refundable are reclassified to contributions in aid of construction. Contributions in aid of construction are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.

Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. Certain of the Company’s subsidiaries do not depreciate contributed property, based on regulatory guidelines. Amortization of contributions in aid of construction was $18,327, $17,423 and $16,371 for the years ended December 31, 2011, 2010 and 2009, respectively.

Recognition of Revenues

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are provided and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the latest meter reading to the end of the accounting period.

The Company has agreements with the United States Government to operate and maintain water and wastewater systems at various military bases pursuant to 50-year contracts (“military agreements”). These contracts also include construction components that are accounted for separately from the operations and management components. The military agreements are subject to periodic price redetermination adjustments and modifications for changes in circumstance. Additionally, the Company has agreements ranging in length from two to 40 years with various industries and municipalities to operate and maintain water and wastewater systems (“O&M agreements”). Revenue from operations and management services are recognized as services are provided. (See Note 16)

Construction Contracts

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

Income Taxes

AWW and its subsidiaries participate in a consolidated federal income tax return for U.S. tax purposes. Members of the consolidated group are charged with the amount of federal income tax expense determined as if they filed separate returns.

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

The Company recognizes accrued interest and penalties related to tax positions as a component of income tax expense and accounts for sales tax collected from customers and remitted to taxing authorities on a net basis.

Allowance for Funds Used During Construction (“AFUDC”)

AFUDC is a non-cash credit to income with a corresponding charge to utility plant that represents the cost of borrowed funds or a return on equity funds devoted to plant under construction. The regulated utility subsidiaries record AFUDC to the extent permitted by the Regulators.

Environmental Costs

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $5,500 and $6,630 at December 31, 2011 and 2010, respectively. At December 31, 2011, the entire accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company paid and expensed $3,500 related to this agreement during 2009, and has agreed to pay $1,100 annually from 2010 to 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at December 31, 2011 and 2010 include $9,187 and $10,642, respectively, related to the NOAA agreement, including an additional $3,500 granted in 2010 for recovery of the 2009 payment.

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

Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB deferred the requirement to present reclassification adjustments of other comprehensive income on the face of the income statement. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As the Company already presents the components of net income and other comprehensive income in one continuous statement, the adoption of the new guidance will not have an impact on its results of operations, financial position or cash flows.

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

Reclassifications

Certain reclassifications for discontinued operations (see Note 3) have been made to conform previously reported data to the current presentation.

Note 3: Acquisitions and Divestitures

Acquisitions

During 2011, the Company closed on nine acquisitions of regulated water and wastewater systems for an aggregate purchase price of $7,220. The purchase price for each acquisition was allocated to the net tangible and intangible assets based upon their estimated fair values at the acquisition date. Assets acquired totaled $12,919, of which $12,814 was utility plant. Liabilities assumed totaled $4,945, including contributions in aid of construction of $3,847. The Company recorded gains on acquisitions during 2011 totaling $754.

In July of 2011, the Company entered into an agreement to purchase seven regulated water systems in New York for approximately $71,000, adding approximately fifty thousand customers to its regulated operations. This transaction is subject to customary closing conditions including regulatory approval in New York and is expected to close in the first half of 2012.

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

In June 2011, the Company completed the sale of the assets of its Texas regulated subsidiary for proceeds of $6,245. A gain on the sale of the assets has been recognized for $142 ($87 after tax). In the first quarter of 2011, the Company recognized a pretax impairment charge of $561 for the goodwill associated with the Texas subsidiary.

In January of 2012, the Company received approximately $461,000 in proceeds as a result of completing the sale of its Arizona and New Mexico subsidiaries. The sale is subject to certain post-closing adjustments. In the first quarter of 2011, the Company evaluated the pending sale and recorded an impairment charge totaling $21,428 pretax and $21,099 after tax to reduce parent company goodwill associated with these subsidiaries to their net realizable value.

The Company has also entered into an agreement to sell the stock of its Ohio subsidiary. The sale price is currently estimated at approximately $89,000, plus assumed liabilities, for an estimated enterprise value of approximately $120,000. The sale is subject to certain closing adjustments. In February 2012, the Ohio public utility commission approved the sale. Closing of this sale is expected during the first half of 2012. In the second quarter of 2011, the Company updated its evaluation of the pending sale and recorded an impairment charge totaling $3,510 pretax and $3,456 after tax to reduce parent company goodwill associated with this subsidiary to its net realizable value.

In December 2011, the Company completed the sale of its Applied Water Management subsidiary, part of its Market-Based Operations segment. Proceeds from the sale totaled $2,923. The Company recorded a pre- and post-tax loss on sale of $3,126 and $2,032, respectively.

The Company plans to use the majority of the proceeds from the above sales to reduce debt financing.

Charges recorded in connection with the discontinued operations and disposals of businesses include estimates that are subject to subsequent adjustments.

Operating results and the financial position of the five subsidiaries named above are included in the accompanying financial statements as discontinued operations.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Years Ended December 31,
	2011	2010	2009
Operating revenues	$173,447	$155,642	$150,257
Total operating expenses, net	147,012	135,673	160,483

Operating income (loss)	26,435	19,969	(10,226)
Other income (expense), net	(270)	43	4,767

Income (loss) from discontinued operations before income taxes	26,165	20,012	(5,459)
Provision for income taxes	21,481	7,257	7,626

Income (loss) from discontinued operations, net of tax	$4,684	$12,755	$(13,085)

Operating expenses were lower in 2011 due to the cessation of depreciation for assets held for sale totaling $24,807 for the year ended December 31, 2011. Operating expenses in 2009 include an allocated impairment charge of $21,964.

Assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets include the following:

	December 31, 2011	December 31, 2010
Assets:
Total property, plant and equipment	$833,023	$819,977
Current assets	21,906	20,710
Regulatory assets	43,849	39,833
Goodwill	29,608	55,107
Other	1,472	2,078

Total assets of discontinued operations	$929,858	$937,705

Liabilities:
Long-term debt	$11,697	$17,272
Current portion of long-term debt	12,839	8,668
Other current liabilities	29,530	39,505
Advances for construction	205,034	214,045
Regulatory liabilities	4,617	7,622
Other	15,540	(4,058)
Contributions in aid of construction	102,961	90,906

Total liabilities of discontinued operations	$382,218	$373,960

Note 4: Utility Plant

The components of utility plant by category at December 31 are as follows:

	Range of Remaining Useful Lives	2011	2010
Water plant
Land and other non-depreciable assets		$128,286	$125,648
Sources of supply	20 to 127 Years	565,301	527,552
Treatment and pumping facilities	3 to 101 Years	2,665,525	2,524,241
Transmission and distribution facilities	9 to 127 Years	6,632,828	6,333,032
Services, meters and fire hydrants	6 to 96 Years	2,539,696	2,402,038
General structures and equipment	3 to 112 Years	693,880	643,973
Wastewater plant	4 to 86 Years	546,002	519,219
Construction work in progress		460,529	299,733

		14,232,047	13,375,436
Less accumulated depreciation		3,360,005	3,134,094

		$10,872,042	$10,241,342

Utility plant depreciation expense of continuing operations amounted to $268,987 in 2011, $250,107 in 2010 and $237,741 in 2009. The Company’s regulated utility subsidiaries record depreciation in conformity with amounts approved by state regulators after regulatory review of information the Company submits to support its estimates of the assets’ remaining useful lives.

The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.68% in 2011, and 2.62% in 2010 and 2009, respectively.

Note 5: Allowance for Uncollectible Accounts

The following table summarizes the changes in the Company’s allowances for uncollectible accounts:

	2011	2010	2009
Balance at January 1	$(17,474)	$(18,148)	$(16,859)
Amounts charged to expense	(16,178)	(17,973)	(20,999)
Amounts written off	21,855	22,124	23,104
Recoveries of amounts written off	(3,522)	(3,477)	(3,394)

Balance at December 31	$(15,319)	$(17,474)	$(18,148)

Note 6: Other Receivables, Net

Components of the Company’s other receivables, net at December 31 are as follows:

	2011	2010
Market-based trade accounts receivable	$26,734	$36,357
Allowance for doubtful accounts—market-based trade accounts receivable	(3,067)	(3,015)
Market-based unbilled revenue	14,367	14,273
Other	22,379	23,974

	$60,413	$71,589

The following table summarizes the changes in the Company’s market-based allowances for uncollectible accounts:

	2011	2010	2009
Balance at January 1	$(3,015)	$(3,520)	$(4,622)
Amounts charged to (expense) income	(3,583)	(223)	796
Amounts written off	2,886	748	476
Recoveries of amounts written off	645	(20)	(170)

Balance at December 31	$(3,067)	$(3,015)	$(3,520)

Note 7: Regulatory Assets and Liabilities

The regulatory assets represent costs that are expected to be fully recovered from customers in future rates. Except for income taxes, regulatory assets are excluded from the Company’s rate base and generally do not earn a return. The components of regulatory assets at December 31 are as follows:

	2011	2010
Income taxes recoverable through rates	$252,570	$247,104
Debt and preferred stock expense	73,096	76,278
Deferred pension expense	256,858	207,633
Deferred other postretirement benefit expense	149,393	126,894
Deferred security costs	4,837	7,479
Deferred business services project expense	8,776	10,670
Deferred tank painting costs	29,500	26,924
Deferred rate case expense	14,553	9,322
Purchase premium recoverable through rates	60,635	60,647
Environmental remediation recoverable through rates	9,187	10,642
Coastal water project costs	24,419	27,084
San Clemente Dam project costs	22,890	18,723
Removal costs recoverable through rates	80,402	59,317
Other	92,545	87,457

	$1,079,661	$976,174

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

Pension expense in excess of the amount contributed to the pension plans is deferred by certain subsidiaries. These costs will be recovered in future service rates as contributions are made to the pension plan. The Company also has regulatory assets of $243,926 and $180,200 at December 31, 2011 and 2010, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

Postretirement benefit expense in excess of the amount recovered in rates through 1997 has been deferred by certain subsidiaries. These costs are recognized in the rates charged for water service and will be recovered as authorized by the Company’s regulatory authorities. The Company also has regulatory assets of $147,441 and $121,665 at December 31, 2011 and 2010, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

The costs of additional security measures that were implemented to protect facilities after the terrorist attacks on September 11, 2001 have been deferred by certain subsidiaries. These costs are recognized in the rates charged for water service by certain subsidiaries. These costs are being recovered over periods ranging from five to ten years from the time of regulatory approval.

Business services project expenses consist of reengineering and start-up activities for consolidated customer and shared administrative service centers that began operations in 2001. These costs are recognized in the rates charged for water service by certain subsidiaries.

Tank painting costs are generally deferred and amortized to current operations on a straight-line basis over periods ranging from two to 15 years, as authorized by the regulatory authorities in their determination of rates charged for service.

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

Coastal water project costs include preliminary costs associated with the studying, testing and design of alternatives to help solve water supply shortages in Monterey, California. Coastal water project costs incurred through December 31, 2009 have been reviewed and approved for recovery through a surcharge. Costs deferred during 2011 and 2010 totaled $2,528 and $7,677, respectively. The Company believes it is probable that the costs incurred since the last rate review will also be recoverable.

San Clemente Dam project costs include deferred costs for the Company’s California subsidiary to investigate alternatives to strengthen or remove the San Clemente Dam due to potential earthquake or flood safety concerns. In November 2011, a Proposed Decision (“PD”) was issued by the Administrative Law Judge (“ALJ”) assigned to the matter. In the PD, the ALJ recommended that recovery of virtually all of the historical costs should be disallowed. The Company’s California subsidiary has filed comments with the California Public Utility Commission (“CPUC”) contending that the PD is unreasonable, unsupported by and contrary to the evidence, and contrary to law and policy. The PD is currently under review by the CPUC, which has delayed issuing a decision on several occasions and most recently has indicated that it will not vote on a decision until April 2012. The Company believes there are sound reasons for the CPUC to modify the PD to permit recovery of the historical costs. These costs are not yet in rates; however, the Company believes it is probable that the costs incurred will be recoverable.

Other regulatory assets include certain deferred employee benefit costs, deferred treatment facility costs, as well as various regulatory balancing accounts.

The components of regulatory liabilities at December 31 are as follows:

	2011	2010
Removal costs recovered through rates	$272,618	$260,947
Other	53,211	35,174

	$325,829	$296,121

Removal costs recovered through rates are retirement costs recovered during the life of the associated assets. In December 2008, the Company’s subsidiary in New Jersey, at the direction of the New Jersey Regulator, began to amortize $48,000 of the total balance into operations via straight line amortization through November 2048.

Other regulatory liabilities include legal settlement proceeds, deferred gains, future customer refunds, and various regulatory balancing accounts. The Company’s increased pension contributions in 2011 resulted in increased pension balancing accounts.

Note 8: Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the completion of the Company’s annual strategic business plan. At November 30, 2011, the Company’s goodwill was $1,195,069. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

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

For the November 30, 2011 impairment test, the estimated fair value of each reporting unit for step 1 was based on a combination of the following valuation techniques:

•	observable trading prices of comparable equity securities considered to be the Company’s peers; and

•	discounted cash flow models developed from the Company’s internal forecasts.

The first valuation technique applies average peer multiples to each reporting unit’s historic and forecasted cash flows. The peer multiples are calculated using the average trading prices of comparable equity securities, their published cash flows and forecasts of market prices and cash flows for those peers.

The second valuation technique forecasts each reporting unit’s five-year cash flows using an estimated long-term growth rate and discounts these cash flows at their respective estimated weighted average cost of capital.

The Company has completed its November 30, 2011 annual impairment review. Based on this review, the Company’s goodwill balance was not impaired. The Company’s fair value calculated in its 2011 impairment test period was greater than the aggregate carrying value of its reporting units.

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

No impairment charge was recorded to the Company’s continuing operations for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2009, the Company recorded impairment charges for goodwill in the amount of $428,036.

The change in the Company’s goodwill assets, as allocated between the reporting units is as follows:

	Regulated Unit		Market-Based Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2010	$3,399,848	$(2,332,670)	$235,715	$(107,619)	$3,635,563	$(2,440,289)	$1,195,274
Reclassifications and other activity	36	0	275	0	311	0	311

Balance at December 31, 2010	$3,399,884	$(2,332,670)	$235,990	$(107,619)	$3,635,874	$(2,440,289)	$1,195,585

Reclassifications and other activity	(516)	0	0	0	(516)	0	(516)

Balance at December 31, 2011	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069

Note 9: Stockholders’ Equity

Common Stock

In March 2010, the Company established American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally are made and credited to DRIP accounts once each week. As of December 31, 2011, there were 4,873 shares available for future issuance under the DRIP. The following table summarizes information regarding issuances under the DRIP for the years ended December 31, 2011 and 2010:

	2011	2010
Shares of common stock issued	64	63
Cash proceeds received	$1,827	$1,425

Cash dividend payments made during 2011 and 2010 were as follows:

	2011	2010
Dividends per share, three months ended:
March 31	$0.22	$0.21
June 30	0.22	0.21
September 30	0.23	0.22
December 31	0.23	0.22

Total dividends paid, three months ended:
March 31	$38,525	$36,679
June 30	38,580	36,689
September 30	40,358	38,457
December 31	40,392	38,476

On December 9, 2011, the Company declared a quarterly cash dividend payment of $0.23 per share payable on March 1, 2012 to all shareholders of record as of February 3, 2012. As of December 31, 2011, the Company had accrued dividends totaling $40,403 included in Other current liabilities in the accompanying Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss

The following table presents accumulated other comprehensive loss:

	2011	2010
Employee benefit plans funded status adjustments	$(101,457)	$(75,639)
Foreign currency translation	3,780	4,193

Balance at December 31	$(97,677)	$(71,446)

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). The total aggregate number of shares of common stock that may be issued under the Plan is 15,500. As of December 31, 2011, a total of 10,948 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Stock options	$3,182	$4,116	$3,415
Restricted stock units	6,340	5,863	3,799
Employee stock purchase plan	486	355	388

Stock-based compensation in operation and maintenance expense	10,008	10,334	7,602
Income tax benefit	(3,903)	(4,030)	(2,965)

After-tax stock-based compensation expense	$6,105	$6,304	$4,637

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2011, 2010 and 2009.

The cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock options and restricted stock unit awards at the date of the grant is amortized through expense over the three-year service period. All awards granted in 2011, 2010 and 2009 are classified as equity.

The Company receives a tax deduction based on the intrinsic value of the award at the exercise date for stock options and the distribution date for restricted stock units. For each award, throughout the requisite service period, the Company recognizes the tax benefit related to compensation costs, which have been included in deferred tax assets. The tax deductions in excess of the benefits recorded throughout the requisite service period are recorded to shareholders’ equity or the income statement and are included in the financing section of the statement of cash flows.

The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the period and adjusted as necessary.

Stock Options

In the first quarters of 2011, 2010 and 2009, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning on January 1 of the year of grant. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

On August 15, 2010, the Company’s board of directors elected a new President and Chief Executive Officer (“CEO”) of the Company. In connection with his election to these offices, the Company’s new CEO was granted non-qualified stock options that cliff vest two years from the date of grant. Additionally, the CEO was granted non-qualified stock options that vest ratably over a three-year period beginning January 1, 2010. These awards have no performance vesting conditions.

Also on August 15, 2010, the Company’s former President and Chief Executive Officer resigned as an officer and director of the Company. Pursuant to his resignation, the Company cancelled options to purchase 33 shares of Company stock, accelerated the vesting of 247 options, extended the termination dates of vested options and recognized $315 additional expense related to the modifications that is recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2010.

The following table presents the weighted average assumptions used in the pricing model for grants and the resulting weighted average grant date fair value of stock options granted in the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Dividend yield	3.25%	3.83%	3.86%
Expected volatility	29.32%	31.77%	31.67%
Risk-free interest rate	1.93%	2.14%	1.79%
Expected life (years)	4.35	4.29	4.36
Exercise price	$27.08	$22.01	$20.70
Grant date fair value per share	$5.14	$4.33	$3.96

The Company utilized the “simplified method” to determine the expected stock option life due to insufficient historical experience to estimate the exercise patterns of the stock options granted. The Company began granting stock options at the time of the IPO in April 2008. Expected volatility is based on a weighted average of historic volatilities of traded common stock of peer companies (regulated water companies) over the expected term of the stock options and historic volatilities of the Company’s common stock during the period it has been publicly traded. The dividend yield is based on the Company’s expected dividend payments and the stock price on the date of grant. The risk-free interest rate is the market yield on U.S. Treasury strips with maturities similar to the expected term of the stock options. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options granted vest over periods ranging from one to three years and expire seven years from the effective date of the grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The value of stock options at the date of the grant is amortized through expense over the requisite service period using the straight-line method. As of December 31, 2011, $3,389 of total unrecognized compensation costs related to the nonvested stock options is expected to be recognized over the remaining weighted-average period of 1.6 years. The total grant date fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $4,578, $4,505 and $92, respectively.

The table below summarizes stock option activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	2,870	$21.38
Granted	736	27.08
Forfeited or expired	(71)	23.27
Exercised	(423)	21.27

Options outstanding at December 31, 2011	3,112	$22.70	4.3	$28,493

Exercisable at December 31, 2011	1,686	$21.34	3.5	$17,738

The following table summarizes additional information regarding stock options exercised during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Intrinsic value	$3,026	$333	$0
Exercise proceeds	8,991	3,010	0
Income tax benefit (shortfall)	511	(89)	0

Restricted Stock Units

In the first quarters of 2011 and 2010 and August 2010, the Company granted restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three-year performance period beginning January 1 of the year of grant (the “Performance Period”); however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. In February 2009, the Company granted restricted stock units that vest ratably over the three year performance period beginning January 1, 2009 (the “2009 Performance Period”); however, distribution of the shares is contingent upon the achievement of certain market thresholds over the 2009 Performance Period.

During 2011, 2010 and 2009, the Company granted restricted stock units to certain non-employee directors under the Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (a) 15 months after grant date or (b) the participant’s separation from service. Because these restricted stock units vested on grant date, the total grant date fair value was recorded in operation and maintenance expense included in the expense table above on the grant date.

In August 2010, the Company accelerated the vesting of 12 restricted stock units granted in 2008 to the Company’s former CEO. Additionally the Company cancelled 9 restricted stock units granted in 2009 and 2010; the remaining outstanding awards will be subject to the Company’s achievement of internal performance measures and certain market thresholds over the applicable three-year performance periods as if he had remained in the employ of the Company during the entire performance periods. The net impact associated with these modifications was a reduction to operation and maintenance expense of $12 for the year ended December 31, 2010.

Restricted stock units generally vest over periods ranging from one to three years. Restricted stock units granted without market conditions are valued at the market value of the Company’s common stock on the date of grant. Restricted stock units granted with market conditions are valued using a Monte Carlo model. Expected volatility is based on historical volatilities of traded common stock of the Company and comparative companies using daily stock prices over the past three years. The Company’s volatility was calculated using a weighted average of eight companies for the 2011 and 2010 periods and nine companies for 2009, respectively, before the Company’s stock was publicly traded. The expected term is three years and the risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date. The following table presents the weighted average assumptions used in the Monte Carlo simulation and the weighted average grant date fair values of restricted stock units granted during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected volatility	29.50%	30.74%	32.00%
Risk-free interest rate	1.24%	1.50%	1.30%
Expected life (years)	3	3	3
Grant date fair value per share	$29.95	$23.23	$21.75

The value of restricted stock awards at the date of the grant is amortized through expense over the requisite service period using the straight-line method for restricted stock units with service and/or performance vesting. The grant date fair value of restricted stock awards that have (a) market and/or performance and service conditions and (b) vest ratably is amortized through expense over the requisite service period using the graded-vesting method. As of December 31, 2011, $3,172 of total unrecognized compensation cost related to the nonvested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.3 years. The total grant date fair value of restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was $2,040, $2,204 and $438, respectively.

The table below summarizes restricted stock unit activity for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2011	479	$22.60
Granted	205	29.95
Vested	(89)	22.88
Forfeited	(18)	25.28

Nonvested total at December 31, 2011	577	$25.09

The following table summarizes additional information regarding restricted stock units distributed during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Intrinsic value	$2,068	$1,241	$51
Income tax benefit (shortfall)	99	15	(2)

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $921, $474 and $279 to retained earnings during the years ended December 31, 2011, 2010 and 2009, respectively.

Employee Stock Purchase Plan

The Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”) was effective as of July 1, 2008. Under the ESPP, employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of December 31, 2011 there were 1,592 shares of common stock reserved for issuance under the ESPP. The Company’s ESPP is considered compensatory. Compensation costs of $486, $355 and $388 were recognized for the years ended December 31, 2011, 2010 and 2009, respectively. During the years ended December 31, 2011, 2010 and 2009, the Company issued 121, 119 and 129 shares, respectively, under the ESPP.

Note 10: Preferred Stock Without Mandatory Redemption Requirements

Certain preferred stock agreements do not require annual sinking fund payments or redemption except at the option of the subsidiaries and are as follows:

Dividend Yield	Balance at December 31,
	2011	2010
4.50%	$1,720	$1,720
5.00%	1,952	1,952
5.50%	486	486
5.75%	389	389

	$4,547	$4,547

The Company reflects its subsidiaries’ preferred stock without mandatory redemption requirements, which represents the Company’s noncontrolling interest, in the total stockholders’ equity section of the accompanying Consolidated Balance Sheets. The dividends on these preferred shares have not been reflected as income attributable to noncontrolling interest in the Consolidated Statements of Operations and Comprehensive Income (Loss) as the total amount of these dividends is not considered material. The dividends issued were $224 for 2011 and 2010, respectively, and $225 for 2009. The amounts have been included as a component of other income (expenses) in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 11: Long-Term Debt

The Company primarily incurs long-term debt to fund capital expenditures of the regulated subsidiaries. The components of long-term at December 31 are:

	Rate	Weighted Average Rate	Maturity Date	2011	2010
Long-term debt of American Water Capital Corp. (“AWCC”)(a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	5.39%-10.00%	6.25%	2013-2040	3,089,409	3,117,696
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	5.07%	2012-2039	1,206,332	1,201,723
Mortgage bonds
Fixed rate	5.48%-9.71%	7.40%	2012-2039	697,800	730,991
Mandatory redeemable preferred stock	4.60%-9.75%	8.43%	2013-2036	22,101	22,844
Notes payable and other(b)	9.49%-13.96%	12.12%	2013-2026	1,691	5,689

Long-term debt				5,339,943	5,401,553
Unamortized debt discount, net(c)				43,888	51,154
Fair value adjustment to interest rate hedge				6,111	(345)

Total long-term debt				$5,389,942	$5,452,362

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)	Includes capital lease obligations of $1,264 and $5,076 at December 31, 2011 and 2010, respectively.
(c)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

All $697,800 of the subsidiaries’ mortgage bonds and $1,150,003 of the $1,206,332 total subsidiaries’ private activity bonds and government funded debt are collateralized by utility plant.

Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets. Certain long term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2011 was 0.58 to 1.00. In addition, the Company has $1,701,322 of notes which include the right to redeem the notes in whole or in part from time to time subject to certain restrictions.

The future sinking fund payments and maturities are as follows:

Year	Amount
2012	$28,855
2013	112,594
2014	9,416
2015	49,568
2016	47,172
Thereafter	5,092,338

The following long-term debt was issued in 2011:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-1.56%	2031	$12,510

Total issuances				$12,510

The following long-term debt was retired through optional redemption or payment at maturity during 2011:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes—fixed rate	6.00%-8.25%	2011-2039	$28,287
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.90%	2011-2034	7,976
Other subsidiaries	Mortgage bonds—fixed rate	8.21%-9.71%	2011-2022	33,191
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-9.18%	2013-2019	1,888
Other	Capital leases and other			4,078

Total retirements and redemptions				$75,420

Included in the capital lease redemptions above is a non-cash redemption of $3,487 associated with a cancelled sublease and a capital lease arrangement.

Interest, net includes interest income of approximately $10,942, $10,320 and $10,397 in 2011, 2010 and 2009, respectively.

One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as swaps. The Company uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better.

On July 12, 2010, the Company entered into an interest rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company will pay variable interest of six-month LIBOR plus 3.422%. The swap is accounted for as a fair-value hedge, and matures with the fixed-rate debt in 2017. The Company uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure.

At December 31, 2011 and 2010, the Company had a $100,000 notional amount variable interest rate swap fair-value hedge outstanding, respectively. The following table provides a summary of the derivative fair value balance recorded by the Company as of December 31, 2011 and 2010 and the line item in the Consolidated Balance Sheet in which such amount is recorded:

Balance sheet classification	December 31, 2011	December 31, 2010
Regulatory and other long-term assets
Other	$5,824	$0
Regulatory and other long-term liabilities
Other	0	898
Long-term debt
Long-term debt	6,111	(345)

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income (loss). The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

Income Statement Classification	December 31, 2011	December 31, 2010
Interest, net
Gain (loss) on swap	$6,722	$(898)
(Loss) gain on borrowing	(6,455)	345
Hedge ineffectiveness	267	(553)

Note 12: Short-Term Debt

The components of short-term debt at December 31 are as follows:

	2011	2010
Revolving credit lines	$0	$2,734
Commercial paper, net of $52 and $10 discount at 2011 and 2010, respectively	481,048	175,290
Book overdraft	34,002	50,881

Total short-term debt	$515,050	$228,905

AWCC had the following available capacity under its commercial paper program at December 31:

	2011	2010
Commercial paper program	$700,000	$700,000
Commercial paper program available capacity	218,900	524,700

AWCC has entered into an $840,000 senior unsecured credit facility syndicated among a group of 10 banks with JPMorgan Chase Bank, N.A. acting as administrative agent.

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

At December 31, AWCC had the following sub-limits and available capacity under the credit facility.

	2011	2010
Letter of credit sublimit	$150,000	$150,000
Letter of credit available capacity	113,548	113,203

At December 31, 2011, the Company had $36,830 of outstanding letters of credit, $36,452 of which was issued under the revolving credit facility noted above.

The following table presents the short-term borrowing activity for AWCC for the years ended December 31, 2011 and 2010:

	2011	2010
Average borrowings	$362,615	$164,782
Maximum borrowings outstanding	494,900	263,500
Weighted average interest rates, computed on a daily basis	0.41%	0.42%
Weighted average interest rates, at December 31	0.56%	0.46%

Interest rates on advances under the credit facility are based on either prime or the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based upon credit ratings of the Company, as well as total outstanding amounts under the agreement at the time of the borrowing. The maximum LIBOR margin is 55 basis points.

The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2011 was 0.58 to 1.00.

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

AWCC had entered into a one year $10,000 committed revolving line of credit with PNC Bank, N.A. Outstanding borrowings against this line totaled $0 and $2,734 at December 31, 2011 and 2010, respectively. This line of credit was terminated without renewal on December 31, 2011.

Note 13: General Taxes

Components of general tax expense from continuing operations for the years ended December 31 are as follows:

	2011	2010	2009
Gross receipts and franchise	$90,674	$86,063	$79,410
Property and capital stock	77,330	78,184	70,907
Payroll	31,705	31,089	27,834
Other general	10,769	10,261	8,469

	$210,478	$205,597	$186,620

Note 14: Income Taxes

Components of income tax expense from continuing operations for the years ended December 31 are as follows:

	2011	2010	2009
State income taxes
Current	$(7,440)	$24,653	$(19,582)
Deferred
Current	(171)	78	(1,661)
Non-current	44,576	11,024	38,908

	36,965	35,755	17,665

Federal income taxes
Current	12,239	(1,500)	555
Deferred
Current	(314)	69	(16,189)
Non-current	151,403	141,589	113,174
Amortization of deferred investment tax credits	(1,542)	(1,561)	(1,413)

	161,786	138,597	96,127

	$198,751	$174,352	$113,792

A reconciliation of income tax expense from continuing operations at the statutory federal income tax rate to actual income tax expense for the years ended December 31 is as follows:

	2011	2010	2009
Income tax at statutory rate	$176,288	$150,298	$(37,172)
Increases (decreases) resulting from:
State taxes, net of federal taxes	24,027	23,241	11,482
Change in valuation allowance	(160)	(533)	(6,578)
Flow through differences	2,895	2,807	2,760
Amortization of deferred investment tax credits	(1,542)	(1,561)	(1,413)
Subsidiary preferred dividends	668	675	680
Impairment charges	0	0	143,321
Other, net	(3,425)	(575)	712

Actual income tax expense	$198,751	$174,352	$113,792

The following table provides the components of the net deferred tax liability from continuing operations at December 31:

	2011	2010
Deferred tax assets:
Advances and contributions	$475,280	$463,694
Deferred investment tax credits	11,202	11,789
Other postretirement benefits	101,258	92,620
Tax losses and credits	284,636	327,128
Pension benefits	132,972	141,530
Unamortized debt discount, net	23,872	22,889
Other	13,308	8,429

	1,042,528	1,068,079

Valuation allowance	(20,701)	(22,733)

	1,021,827	1,045,346

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	1,958,044	1,846,338
Income taxes recoverable through rates	94,331	93,495
Deferred security costs	1,982	3,065
Deferred business services project expenses	4,573	4,566
Deferred other postretirement benefits	58,238	48,155
Deferred pension benefits	97,899	78,972
Other	95,557	81,005

	2,310,624	2,155,596

	$(1,288,797)	$(1,110,250)

At December 31, 2011 and 2010, the Company recorded federal net operating loss (“NOL”) carryforwards of $1,187,427 and $1,185,337, respectively. The Company believes the federal NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company evaluated its ability to fully utilize the existing federal NOL carryforwards in light of the RWE divestiture in November 2009. Under Internal Revenue Code (“I.R.C.”) Section 382, an ownership change occurs if there is a greater than fifty percent (50%) change in equity ownership of a company over a three-year period determined by reference to the ownership of persons holding five percent (5%) or more of that company’s equity securities. If a company undergoes an ownership change as defined by I.R.C. Section 382, the company’s ability to utilize its pre-change NOL carryforwards to offset post-change income may be limited.

The Company believes that the limitation imposed by I.R.C. Section 382 generally should not preclude use of its federal NOL carryforwards, assuming the Company has sufficient taxable income in future carryforward periods to utilize those NOL carryforwards. The Company’s federal NOL carryforwards do not begin expiring until 2024.

At December 31, 2011 and 2010, the Company had state NOLs of $739,804 and $714,674, respectively, a portion of which are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards will expire between 2012 and 2031.

At December 31, 2011 and 2010, the Company had Canadian NOL carryforwards of $6,198 and $5,398, respectively. The majority of these carryforwards are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The Canadian NOL carryforwards will expire between 2014 and 2030.

At December 31, 2011 and 2010, the Company had capital loss carryforwards for federal income tax purposes of $4,357 and $0, respectively. The Company has recognized a full valuation allowance for the capital loss carryforwards because the Company does not believe these losses are more likely than not to be recovered.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S income tax examinations by tax authorities for years before 2005.

In March 2010, the Company filed refund claims of $25,314. The refund claims are attributable to the carry back of Alternative Minimum Tax NOLs generated in 2008. These claims procedurally require approval by the Joint Committee of Taxation (“JCT”). The Company received the refund in April 2010. In August 2010, the IRS notified the Company that additional audit procedures were necessary to support the filing of the JCT report. The audit has not been concluded at December 31, 2011, and no adjustments have been proposed so far.

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

The following table summarizes the changes in the Company’s gross liability, excluding interest and penalties, for unrecognized tax benefits:

Balance at January 1, 2010	$112,021
Increases in current period tax positions	7,434
Decreases due to lapse of statute of limitations	(1,141)

Balance at December 31, 2010	118,314
Increases in current period tax positions	46,961
Decreases in prior period measurement of tax positions	(6,697)

Balance at December 31, 2011	$158,578

The liability balance as of December 31, 2011 and 2010 does not include interest and penalties of $214 and $80, respectively, which is recorded as a component of income tax expense. The majority of the increased tax position is attributable to temporary differences. The increase in 2011 current period tax positions relates primarily to the Company’s change in tax accounting method filed in 2008 for repair and maintenance costs on its utility assets. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. If the Company sustains all of its positions at December 31, 2011 and 2010, an unrecognized tax benefit of $6,644 and $6,644, respectively, excluding interest and penalties, would impact the Company’s effective tax rate.

The following table summarizes the changes in the Company’s valuation allowance:

Balance at January 1, 2009	$28,862
Increases in current period tax positions	2,778
Decreases in current period tax positions	(5,698)
Decreases in prior period tax positions	(321)

Balance at December 31, 2009	$25,621
Increases in current period tax positions	907
Decreases in current period tax positions	(2,740)

Balance at December 31, 2010	$23,788
Increases in current period tax positions	1,525
Decreases in current period tax positions	(3,734)

Balance at December 31, 2011	$21,579

Note 15: Employee Benefits

Pension and Other Postretirement Benefits

The Company maintains noncontributory defined benefit pension plans covering eligible non-union employees of its regulated utility and shared services operations. Benefits under the plans are based on the employee’s years of service and compensation. The pension plans have been closed for most employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001 had their accrued benefit frozen and will be able to receive this benefit as a lump sum upon termination or retirement. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 are provided with a 5.25% of base pay defined contribution plan.

The Company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974 and also an additional contribution if needed to avoid “at risk” status and benefit restrictions under the Pension Protection Act of 2006. The Company may also increase its contributions, if appropriate, to its tax and cash position and the plan’s funded position. Pension plan assets are invested in a number of investments including equity and bond mutual funds, fixed income securities and guaranteed interest contracts with insurance companies.

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

The fair values and asset allocations of pension plan assets at December 31, 2011, by asset category, follow:

Asset Category	Target Allocation 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2011
Cash	—	$9,794	$9,794	—	—	—
Equity securities:
U.S. large cap	36%	364,025	364,025	—	—	37%
U.S. small cap value	12%	119,996	116,748	$3,248	—	12%
International	22%	202,917	26	100,745	$102,146	21%
Fixed income securities:	30%					30%
U.S. Treasury and government bonds	—	61,278	61,278	—	—	—
Corporate bonds	—	48,564	2,487	46,077	—	—
Mortgage-backed securities	—	118,837	—	118,837	—	—
Guaranteed annuity contracts	—	55,657	—	9,229	46,428	—

Total	100%	$981,068	$554,358	$278,136	$148,574	100%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Level 3
Balance, January 1, 2011	$141,403
Actual return on assets	(3,425)
Transfers in(out)	10,596

Balance, December 31, 2011	$148,574

The fair values and asset allocations of pension plan assets at December 31, 2010, by asset category, follow:

Asset Category	Target Allocation 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2010
Cash	—	$6,467	$6,467	—	—	—
Equity securities:
U.S. large cap	36%	299,548	299,548	—	—	35%
U.S. small cap value	12%	113,356	113,356	—	—	13%
International	22%	190,330	682	$94,363	$95,285	22%
Fixed income securities:	30%					30%
U.S. Treasury and government bonds	—	63,469	63,469	—	—	—
Corporate Bonds	—	33,118	—	33,118	—	—
Mortgage-backed securities	—	99,478	—	99,478	—	—
Guaranteed annuity contracts	—	55,207	—	9,089	46,118	—

Total	100%	$860,973	$483,522	$236,048	$141,403	100%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Level 3
Balance, January 1, 2010	$124,938
Actual return on assets	20,381
Transfers in (out)	(3,916)

Balance, December 31, 2010	$141,403

The Company’s other postretirement benefit plans are partially funded and plan assets are invested in a manner consistent with the pension plan investment policy.

The fair values and asset allocations of postretirement benefit plan assets at December 31, 2011, by asset category, follow:

Asset Category	Target Allocation 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2011
Cash	—	$10,196	$10,196	—	—	—
Equity securities:
U.S. large cap	36%	136,625	136,625	—	—	36%
U.S. small cap value	12%	52,092	50,720	$1,372	—	14%
International	22%	78,294	45,537	32,757	—	20%
Fixed income securities:	30%					30%
U.S. Treasury securities	—	12,897	12,897	—	—	—
Corporate bonds	—	46,953	—	46,953	—	—
Mortgage-backed securities	—	45,613	—	45,613	—	—

Total	100%	$382,670	$255,975	$126,695	—	100%

The fair values and asset allocations of postretirement benefit plan assets at December 31, 2010, by asset category, follow:

Asset Category	Target Allocation 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2010
Cash	—	$12,500	$12,500	—	—	—
Equity securities:
U.S. large cap	36%	131,775	131,775	—	—	35%
U.S. small cap value	12%	53,898	53,898	—	—	14%
International	22%	77,935	77,935	—	—	21%
Fixed income securities:	30%					30%
U.S. Treasury securities	—	16,025	16,025	—	—	—
Corporate Bonds	—	34,746	—	$34,746	—	—
Mortgage-backed securities	—	47,524	—	47,524	—	—

Total	100%	$374,403	$292,133	$82,270	—	100%

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

In 2011, after a review of the underlying pension investments, the Company began classifying certain international equity securities as Level 2 and Level 3 and reclassified the prior years’ presentations to conform to the 2011 presentation.

The following table provides a rollforward of the changes in the benefit obligation and plan assets for the most recent two years for all plans combined:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at January 1	$1,285,456	$1,128,162	$590,187	$548,139
Service cost	33,641	30,675	13,938	14,663
Interest cost	69,047	67,602	31,219	32,149
Plan participants’ contributions	—	—	2,241	2,307
Amendments	0	3,762	0	(8,195)
Actuarial (gain) loss	55,743	93,399	4,826	23,764
Gross benefits paid	(41,933)	(38,144)	(23,824)	(23,989)
Federal subsidy	—	—	1,779	1,349

Benefit obligation at December 31	$1,401,954	$1,285,456	$620,366	$590,187

Change in Plan Assets
Fair value of plan assets at January 1	$860,973	$695,520	$374,403	$312,042
Actual return on plan assets	2,529	105,078	2,619	45,305
Employer contributions	159,499	98,519	27,231	38,738
Plan participants’ contributions	—	—	2,241	2,307
Benefits paid	(41,933)	(38,144)	(23,824)	(23,989)

Fair value of plan assets at December 31	$981,068	$860,973	$382,670	$374,403

Funded status at December 31	$(420,886)	$(424,483)	$(237,696)	$(215,784)
Amounts recognized in the balance sheet consist of:
Current liability	$(1,909)	$(2,097)	$(33)	$(33)
Noncurrent liability	(418,977)	(422,386)	(237,663)	(215,751)

Net amount recognized	$(420,886)	$(424,483)	$(237,696)	$(215,784)

Asset (liability) of discontinued operations included in net amount recognized above	$(6,979)	$(8,873)	$(577)	$(534)

The following table provides the components of the Company’s accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Net actuarial loss (gain)	$409,129	$302,357	$164,305	$140,453
Prior service cost (credit)	5,858	6,580	(16,864)	(18,788)

Net amount recognized	$414,987	$308,937	$147,441	$121,665

Regulatory assets	$248,663	$184,937	$147,441	$121,665
Accumulated other comprehensive income	166,324	124,000	—	—

	$414,987	$308,937	$147,441	$121,665

At December 31, 2011 and 2010, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2011	2010
Projected benefit obligation	$1,402,000	$1,285,000
Fair value of plan assets	981,000	861,000

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2011	2010
Accumulated benefit obligation	$1,257,000	$1,138,000
Fair value of plan assets	981,000	861,000

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

Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to the minimum required contributions in 2012 to the qualified pension plans. The Company plans to contribute its 2012 other postretirement benefit cost for rate-making purposes.

Information about the expected cash flows for the pension and postretirement benefit plans is as follows:

	Pension Benefits	Other Benefits
2012 expected employer contributions
To plan trusts	$126,700	$29,983
To plan participants	1,909	33

The Company made 2012 contributions to fund pension benefits and other benefits of $32,931 and $7,496, respectively, through February 2012.

The following table reflects the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2012	$47,139	$26,188	$1,814
2013	53,268	28,794	1,994
2014	59,412	31,641	2,161
2015	65,742	34,618	2,328
2016	72,373	37,581	2,515
2017—2021	458,798	228,379	15,770

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

The significant assumptions related to the Company’s pension and other postretirement benefit plans are as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine December 31 benefit obligations
Discount rate	5.02%	5.32%	5.93%	5.05%	5.27%	5.82%
Rate of compensation increase	3.25%	3.50%	4.00%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 7.5% in 2012 to 5% in 2019+	graded from 8% in 2011 to 5% in 2017+	graded from 8.5% in 2010 to 5% in 2017+
Weighted-average assumptions used to determine net periodic cost
Discount rate	5.32%	5.93%	6.12%	5.27%	5.82%	6.09%
Expected return on plan assets	7.90%	7.90%	7.90%	7.60%	7.60%	7.60%
Rate of compensation increase	3.50%	4.00%	4.00%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 8% in 2011 to 5% in 2017+	graded from 8.5% in 2010 to 5% in 2017+	graded from 8% in 2009 to 5% in 2015+

N/A—Assumption is not applicable.

The discount rate assumption was determined for the pension and postretirement benefit plans independently. At year end 2011, the Company began using an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. The yield curve was developed for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non callable (or callable with make-whole provisions). Historically, for each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$7,145	$5,838
Effect on other postretirement benefit obligation	$83,456	$69,318

The following table provides the components of net periodic benefit costs for the years ended December 31:

	2011	2010	2009
Components of net periodic pension benefit cost
Service cost	$33,641	$30,675	$28,426
Interest cost	69,047	67,602	62,919
Expected return on plan assets	(72,109)	(56,751)	(42,224)
Amortization of:
Prior service cost (credit)	722	322	182
Actuarial (gain) loss	18,551	17,902	23,968

Net periodic pension benefit cost	$49,852	$59,750	$73,271

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax
Amortization of prior service credit (cost)	$(175)	$(79)	$(46)
Current year actuarial (gain) loss	30,497	11,836	(9,981)
Amortization of actuarial gain (loss)	(4,504)	(4,368)	(5,994)

Total recognized in other comprehensive income	$25,818	$7,389	$(16,021)

Total recognized in net periodic benefit cost and comprehensive income	$75,670	$67,139	$57,250

Components of net periodic other postretirement benefit cost
Service cost	$13,938	$14,663	$13,172
Interest cost	31,219	32,149	29,180
Expected return on plan assets	(28,779)	(24,372)	(18,638)
Amortization of:
Transition obligation (asset)	0	173	173
Prior service cost (credit)	(1,924)	(1,180)	(1,180)
Actuarial (gain) loss	7,133	8,159	9,155

Net periodic other postretirement benefit cost	$21,587	$29,592	$31,862

The Company’s policy is to recognize curtailments when the total expected future service of plan participants is reduced by greater than 10% due to an event that results in terminations and/or retirements.

The estimated amounts that will be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost in 2012 are as follows:

	Pension Benefits	Other Benefits
Actuarial (gain) loss	$29,923	$9,537
Prior service cost (credit)	722	(1,914)

Total	$30,645	$7,623

Savings Plans for Employees

The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006 the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company expensed contributions to the plans totaling $8,997 for 2011, $8,651 for 2010, and $8,082 for 2009, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employee.

Note 16: Commitments and Contingencies

The Company is also routinely involved in legal actions incident to the normal conduct of its business. At December 31, 2011, the Company has accrued approximately $2,900 as probable costs and it is reasonably possible that additional losses could range up to $9,700 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,037,000 at December 31, 2011. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2012 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,076,000 at December 31, 2011. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $171,878 at December 31, 2011.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. The Company’s subsidiaries purchased water expense under these types of agreements amounted to approximately $104,384, $103,898 and $96,053 during the years ended December 31, 2011, 2010 and 2009, respectively. The estimated annual commitment related to the minimum quantities of water purchased is expected to approximate $48,916 in 2012, $47,576 in 2013, $47,452 in 2014, $47,404 in 2015, $43,439 in 2016 and $448,920 thereafter.

Note 17: Earnings (Loss) per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. There were 21 participating securities that were not included in the basic net loss per common share calculation at December 31, 2009 because they were anti-dilutive. The following is a reconciliation of the Company’s income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) and weighted average common shares outstanding for calculating basic net earnings (loss) per share:

	Years Ended December 31,
	2011	2010	2009
Basic
Income (loss) from continuing operations	$304,929	$255,072	$(219,998)
Income (loss) from discontinued operations, net of tax	4,684	12,755	(13,085)
Net income (loss)	309,613	267,827	(233,083)
Less: Distributed earnings to common shareholders	158,708	150,724	137,597
Less: Distributed earnings to participating securities	68	51	0

Undistributed earnings	150,837	117,052	(370,680)
Undistributed earnings allocated to common shareholders	150,772	117,014	(370,680)
Undistributed earnings allocated to participating securities	65	38	0

Total income (loss) from continuing operations available to common shareholders, basic	$304,796	$254,983	$(219,998)
Total income (loss) available to common shareholders, basic	$309,480	$267,738	$(233,083)

Weighted average common shares outstanding, basic	175,484	174,833	168,164

Basic earnings (loss) per share: (a)
Income (loss) from continuing operations	$1.74	$1.46	$(1.31)
Income (loss) from discontinued operations, net of tax	$0.03	$0.07	$(0.08)

Net income (loss)	$1.76	$1.53	$(1.39)

(a)	Amounts may not sum due to rounding.

Diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options, and employee stock purchase plan. The dilutive effect of the common stock equivalents is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units, exercise of the stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the Company’s income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) and weighted average common shares outstanding for calculating diluted earnings (loss) per share:

	Years Ended December 31,
	2011	2010	2009
Diluted
Total income (loss) from continuing operations available to common shareholders, basic	$304,796	$254,983	$(219,998)
Income (loss) from discontinued operations, net of tax	4,684	12,755	(13,085)
Total income (loss) available to common shareholders, basic	309,480	267,738	(233,083)
Undistributed earnings allocated to participating securities	65	38	0

Total income (loss) from continuing operations available to common shareholders, diluted	$304,861	$255,021	$(219,998)
Total income (loss) available to common shareholders, diluted	$309,545	$267,776	$(233,083)

Weighted average common shares outstanding, basic	175,484	174,833	168,164
Restricted stock units	556	264	0
Stock options	490	26	0
Employee stock purchase plan	1	1	0
Weighted average common shares outstanding, diluted	176,531	175,124	168,164

Diluted earnings per share: (a)
Income (loss) from continuing operations	$1.73	$1.46	$(1.31)
Income (loss) from discontinued operations, net of tax	$0.03	$0.07	$(0.08)

Net income (loss)	$1.75	$1.53	$(1.39)

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings (loss) per share calculations for the years ended December 31 because they were anti-dilutive:

	2011	2010	2009
Stock options	711	1,781	2,265
Stock options where certain performance conditions were not met	0	0	459
Restricted stock units	0	0	258
Restricted stock units where certain performance conditions were not met	22	69	144
Employee stock purchase plan	0	0	32

Note 18: Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Current assets and current liabilities: The carrying amounts reported in the Consolidated Balance Sheets for current assets and current liabilities, including revolving credit debt, due to the short-term maturities and variable interest rates, approximate their fair values.

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

As of December 31, 2011	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$22,036	$26,458
Long-term debt (excluding capital lease obligations)	5,366,642	6,230,547

As of December 31, 2010	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$22,794	$25,475
Long-term debt (excluding capital lease obligations)	5,424,492	5,841,448

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

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2011 and 2010, respectively:

	At Fair Value as of December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$57,941	—	—	$57,941
Rabbi trust investments	—	$518	—	518
Deposits	2,287	—	—	2,287
Mark-to-market derivative asset	—	5,824	—	5,824

Total assets	60,228	6,342	—	66,570

Liabilities:
Deferred compensation obligation	—	9,036	—	9,036

Total liabilities	—	9,036	—	9,036

Total net assets (liabilities)	$60,228	$(2,694)	—	$57,534

	At Fair Value as of December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$120,784	—	—	$120,784
Rabbi trust investments	—	$1,552	—	1,552
Deposits	1,381	—	—	1,381

Total assets	122,165	1,552	—	$123,717

Liabilities:
Deferred compensation obligation	—	9,180	—	9,180
Mark-to-market derivative liability	—	898	—	898

Total liabilities	—	10,078	—	10,078

Total net assets (liabilities)	$122,165	$(8,526)	—	$113,639

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Restricted funds expected to be released within twelve months subsequent to year end are classified as current.

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

Mark-to-market derivative asset and liability-The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.

See Note 15 for the Company’s fair value of qualified pension and postretirement welfare plans’ assets.

Non-recurring Fair Value Measurements

As discussed in Note 8, the Company recognized continuing operations goodwill impairment charges of $0, $0, and $428,036 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within Level 3 of the fair value hierarchy.

Note 19: Operating Leases

The Company has entered into operating leases involving certain facilities and equipment. Rental expenses of continuing operations under operating leases were $32,752 for 2011, $36,264 for 2010 and $34,862 for 2009. The operating leases for facilities will expire over the next 20 years and the operating leases for equipment will expire over the next five years. Certain operating leases have renewal options ranging from one to five years.

At December 31, 2011, the minimum annual future rental commitment under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are $21,528 in 2012, $17,987 in 2013, $14,833 in 2014, $10,877 in 2015, $9,172 in 2016 and $101,472 thereafter.

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

The leases related to the portion of the facilities funded by the Company have required payments from the Company to the Partners that approximate the payments required by the terms of the IDBs from the Partners to the Company (as the holder of the IDBs). As the ownership of the portion of the facilities constructed by the Company will revert back to the Company at the end of the lease, the Company has recorded these as capital leases. The lease obligation and the receivable for the principal amount of the IDBs are presented by the Company on a net basis. The carrying value of the facilities funded by the Company recognized as a capital lease asset was $159,211 and $159,707 at December 31, 2011 and 2010, respectively, which is presented within utility plant. The future payments under the lease obligations are equal to and offset by the payments receivable under the IDBs.

At December 31, 2011, the minimum annual future rental commitment under the operating leases for the portion of the facilities funded by the Partners that have initial or remaining non-cancelable lease terms in excess of one year included in the preceding minimum annual rental commitments are $3,629 in 2012, $3,668 in 2013, $3,727 in 2014 through 2016, and $82,620 thereafter.

Note 20: Related Party Transactions

One of the Company’s Directors was employed by an electrical utility that supplies electricity and electrical services to the Company’s subsidiaries in Ohio, Pennsylvania, and New Jersey. The Company purchased, from various subsidiaries of this electrical utility, approximately $8,558 of such services in 2009. The Director retired from that electrical utility effective March 31, 2010. The Company purchased, from various subsidiaries of this electrical utility, approximately $3,225 of such services in the first quarter of 2010.

Note 21: Segment Information

The Company has two operating segments referred to as the Regulated Businesses and Market-Based Operations segments. The Company’s chief operating decision maker regularly reviews the operating results of the Regulated Businesses and Market-Based Operations segments to assess segment performance and allocate resources. The evaluation of segment performance and the allocation of resources are based on several measures. The measure that is most consistent with that used by management is income from continuing operations before income tax.

The Regulated Businesses segment includes the Company’s 17 utility subsidiaries in continuing operations that provide water and wastewater services to customers in 16 U.S. states. With the exception of one company, each of these public utility subsidiaries is subject to regulation by public utility commissions and local governments. In addition to providing similar products and services and being subject to the public utility regulatory environment, each of the regulated subsidiaries has similar economic characteristics, production processes, types and classes of customers and water distribution or wastewater collection processes. Each of these companies is also subject to both federal and state regulation regarding the quality of water distributed and the discharge of wastewater residuals.

The Market-Based Operations segment is comprised of market-based businesses that provide a broad range of market-based water and wastewater services and products including homeowner water and sewer line maintenance services, water and wastewater facility operations and maintenance services, granular carbon technologies and products for cleansing water and wastewater, wastewater residuals management services and water and wastewater facility engineering services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Regulated Businesses and Market-Based Operations segment information includes intercompany costs that are allocated by American Water Works Service Company, Inc. and intercompany interest that is charged by AWCC, which are eliminated to reconcile to the consolidated results of operations. Inter-segment revenues, which are primarily recorded at cost plus mark-up that approximates current market prices, include carbon regeneration services and leased office space, furniture and equipment provided by the Company’s market-based subsidiaries to its regulated subsidiaries. Other includes corporate costs that are not allocated to the Company’s subsidiaries, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to the Acquisitions that have not been allocated to the segments for evaluation of segment performance and allocation of resource purposes. The adjustments related to the Acquisitions are reported in Other, as they are excluded from segment performance measures evaluated by management. The following table includes the Company’s summarized segment information:

	As of or for the Year Ended December 31, 2011
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,368,891	$327,815	$(30,470)	$2,666,236
Depreciation and amortization	321,540	6,822	23,459	351,821
Total operating expenses, net	1,609,276	290,854	(37,030)	1,863,100
Income (loss) from continuing operations before income taxes	535,445	39,250	(71,015)	503,680
Total assets	12,843,820	280,862	1,651,709	14,776,391
Assets of discontinued operations (included in total assets above)	904,391	0	25,467	929,858
Capital expenditures	920,210	4,648	0	924,858
Capital expenditures of discontinued operations (included in above)	21,052	86	0	21,138

	As of or for the Year Ended December 31, 2010
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,285,656	$294,723	$(25,344)	$2,555,035
Depreciation and amortization	301,087	7,014	22,163	330,264
Total operating expenses, net	1,587,963	269,060	(30,110)	1,826,913
Income (loss) from continuing operations before income taxes	478,629	30,443	(79,648)	429,424
Total assets	12,290,798	240,718	1,554,730	14,086,246
Assets of discontinued operations (included in total assets above)	911,905	6,590	19,210	937,705
Capital expenditures	758,150	7,486	0	765,636
Capital expenditures of discontinued operations (included in above)	26,725	143	0	26,868

	As of or for the Year Ended December 31, 2009
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,076,563	$238,180	$(24,297)	$2,290,446
Depreciation and amortization	286,390	5,306	18,178	309,874
Impairment charge	0	0	428,036	428,036
Total operating expenses, net	1,497,453	217,643	391,515	2,106,611
Income (loss) from continuing operations before income taxes	371,919	25,168	(503,293)	(106,206)
Total assets	11,673,685	246,201	1,539,482	13,459,368
Assets of discontinued operations (included in total assets above)	905,938	9,333	17,504	932,775
Capital expenditures	779,428	5,837	0	785,265
Capital expenditures of discontinued operations (included in above)	43,078	111	0	43,189

Note 22: Unaudited Quarterly Data

The following table sets forth certain supplemental unaudited consolidated quarterly financial data for each of the four quarters in the years ended December 31, 2011 and 2010, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

During the fourth quarter of 2011, the Company discovered errors in the Company’s calculation of gain or loss on discontinued operations that originated in the first and second quarters of 2011. As a result, the Company recorded an after-tax charge totaling $24,555 to reduce the net asset values of those businesses, which included associated parent company goodwill, to their net realizable values. This charge was recognized within discontinued operations and net income and included in results for the full year ended December 31, 2011. The write-downs consisted of $21,099 recognized as of March 31, and $3,456 recognized as of June 30 as reflected in the table below. Management does not consider these write-downs to constitute a triggering event for the balance of the Company’s goodwill of continuing operations. In addition, the adjustment had no impact on income from continuing operations or to the cash flows from operations or total cash flows.

Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, “Materiality” and Topic 5.F of the Codification of Staff Accounting Bulletins, “Accounting Changes Not Retroactively Applied Due to Immateriality,” the Company concluded that the adjustments to correct the errors were not material to its financial statements for the three months ended March 31, 2011 and June 30, 2011. Because the effect of the adjustments were not material to any previously issued financial statements, the Company determined not to amend its previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011; instead, the Company will make corresponding adjustments to prior period financial statements, as appropriate, the next time those financial statements are filed.

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Operating revenues	$596,715	$668,873	$760,869	$639,779
Operating income	143,250	201,395	281,408	177,083
Income from continuing operations	40,699	74,817	128,495	60,918
Net income	26,233	81,110	137,422	64,848
Basic earnings per common share:
Income from continuing operations	$0.23	$0.43	$0.73	$0.35
Net income	$0.15	$0.46	$0.78	$0.37
Diluted earnings per common share:
Income from continuing operations	$0.23	$0.42	$0.73	$0.34
Net income	$0.15	$0.46	$0.78	$0.37

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Operating revenues	$554,205	$630,761	$744,296	$625,773
Operating income	123,831	188,367	266,480	149,444
Income from continuing operations	29,328	68,071	119,327	38,346
Net income	30,808	72,751	124,114	40,154
Basic earnings per common share:
Income from continuing operations	$0.17	$0.39	$0.68	$0.22
Net income	$0.18	$0.42	$0.71	$0.23
Diluted earnings per common share:
Income from continuing operations	$0.17	$0.39	$0.68	$0.22
Net income	$0.18	$0.42	$0.71	$0.23

Amounts may not sum due to rounding; per share amounts may not sum due to changes in shares outstanding during the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of December 31, 2011 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, including our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2011, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item and not given below, is incorporated by reference in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Nominees for Election as Directors,” “Information Relative to the Board of Directors and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Corporate Governance Guidelines.”

We have adopted a Code of Ethics, which applies to directors and employees. The full text of the Code of Ethics is publicly available on our website at http://www.amwater.com. We intend to post on our website any amendments to certain provisions of our Code of Ethics and any waivers of such provisions granted to principal officers.

Name	Age	Office and Employment During Last Ten Years
Jeffry Sterba	56

Mr. Sterba has been our President and Chief Executive Officer since August 2010. Prior to joining American Water, Mr. Sterba served as Chairman and CEO of PNM Resources, Inc., the parent company of PNM, Texas-New Mexico Power Company (TNMP) and First Choice Power, from 2000 until March 2010. Mr. Sterba previously served as Non-Executive Chairman of PNM Resources until retiring from the Board on December 31, 2011. Since joining PNM in 1977, he held a succession of positions including Executive Vice President and Chief Operating Officer, Senior Vice President Bulk Power Services, Senior Vice President Asset Restructuring, Senior Vice President Retail Electric & Water Services and Vice President Revenue Management. From 1998 to 2000, Mr. Sterba was Executive Vice President of United States Enrichment Corporation (USEC), a global energy company headquartered in Maryland.

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

Ellen C. Wolf	58	Ms. Wolf has been our Senior Vice President and Chief Financial Officer since March 2006 and served as a member of our board of directors from March 2006 until August 2007. Ms. Wolf’s career began in the accounting firm of Deloitte Haskins & Sells. From 1987 through 1999, Ms. Wolf held various positions in corporate accounting, finance and business development for Bell Atlantic and several of its subsidiaries, including Bell Atlantic Enterprises International, Bell Atlantic Mobile, and Bell Atlantic Corporation. From 1999 through 2003, Ms. Wolf was employed by us as Vice President and Chief Financial Officer. Prior to re-joining us, Ms. Wolf served as Senior Vice President and Chief Financial Officer of USEC Inc., a global energy company, a position she held beginning in December 2003. Currently, Ms. Wolf also serves on the board of directors of Airgas, Inc., where she serves on the audit committee. In addition, Ms. Wolf is on the board of directors of the Philadelphia Zoo.

Name	Age	Office and Employment During Last Ten Years
Walter J. Lynch	49	Mr. Lynch has been our President and Chief Operating Officer of Regulated Operations since March 2010, and President of Regulated Operations since July 2008. Prior to that date, he served as Executive Vice President, Eastern Division. He also served as president of New Jersey- American Water Company, Inc., Long Island Water Corporation and our Northeast Region. Mr. Lynch joined us in 2001 and served as President of our Products and Services Group, where he was responsible for overseeing our market-based businesses. Prior to this, he was President of the Southwest Region of American Water Services. Mr. Lynch has more than 20 years of experience in engineering, sales and marketing, operations and business development. Before joining us, he was involved with various start-up and growth organizations in the environmental industry. Mr. Lynch worked for Mobil Oil Corporation following his departure from the United States Army where he attained the rank of Captain. In addition, Mr. Lynch is on the board of directors of the National Association of Water Companies and serves on its Executive Committee.

Kellye L. Walker	45	Ms. Walker has been our Chief Administrative Officer since September 2010, and Senior Vice President, General Counsel and Secretary since January 2010. From February 2007 to June 2009, Ms. Walker served as Senior Vice President and General Counsel of Diageo North America, Inc., the largest operating company of Diageo plc. From February 2003 to December 2006, Ms. Walker served as Senior Vice President, General Counsel and Secretary of BJ’s Wholesale Club, Inc., a leading warehouse club operator. Ms. Walker also served as a partner with the law firm of Hill & Barlow in Boston, Massachusetts, and as a partner and/or associate with the law firms of Chaffe, McCall, Phillips, Toler & Sarpy in New Orleans, Louisiana, and Boult, Cummings, Connors & Berry in Nashville, Tennessee.

Mark Chesla	52	Mr. Chesla has been our Vice President and Controller since November 2007. From 2001 to November 2007, Mr. Chesla was Vice President and Controller of Oglethorpe Power Corporation, in Atlanta, Georgia, where he served as that company’s chief accounting officer. In this capacity he was responsible for all aspects of the accounting, internal financial management, regulatory and SEC reporting functions. Mr. Chesla was Vice President, Administration/Controller of SouthStar Energy Services LLC, in Atlanta, Georgia, from 1998 to 2001. Earlier, he held management positions with several other companies, including Piedmont Natural Gas Co., Inc., Aegis Technologies, Inc., Deloitte & Touche LLP and Carolina Power & Light Company.

Name	Age	Office and Employment During Last Ten Years
Mark F. Strauss	60	Mr. Strauss has been our Senior Vice President of Corporate Strategy and Business Development since September 2010. From December 2006, until his new appointment in September 2010, Mr. Straus was President of American Water Enterprises, managing our Market-Based Operations. Previously, Mr. Strauss was President and Chief Executive Officer of our Applied Water Management Group, which provides customized water and wastewater management solutions to real estate developers, industrial clients and small to midsized communities nationwide. Mr. Strauss joined Applied Water Management Group in 1997 as Corporate Counsel and Secretary. He was promoted to Chief Operating Officer in 2002, a position he held until his appointment as Division President and Chief Executive Officer in 2003. Earlier, he served as Vice President and General Counsel of Vizzoni Brothers Construction, Inc. Mr. Strauss serves as a director of Skylands Community Bank. Mr. Strauss was also an associate at the law firms of Ozzard, Rizzolo, Klein, Mauro & Savo and Toolan, Romond, Abbot and Domenichetti.

Nick O. Rowe	54	Mr. Rowe has been Senior Vice President of our Central Division since November 2011. From January 2009 until his new appointment in November 2011, he was Senior Vice President of our Eastern Division and from 2006 to January 2010, he was President of Kentucky-American Water Company. From 2005 to 2006, he served as Vice President of Service Delivery Operations for the Southeast Region of Kentucky-American Water Company. From 2003 to 2005, he served as Vice President, Business Change for American Water in New Jersey and from 1998 to 2003, Mr. Rowe was Vice President of Operations for Kentucky-American Water Company. From 1987 to 1998, he served in various management positions with responsibility for the day-to-day operations of American Water facilities in several states including Virginia, West Virginia, and Pennsylvania. Mr. Rowe is involved with various regulatory agencies and civic and professional organizations. He is also a member of the American Water Works Association and the National Association of Water Companies.

Kathy L. Pape	59	Ms. Pape has been our Senior Vice President, Mid-Atalntic Division since November 2011 and President of Pennsylvania-American Water Company since July 2007. From 1999 to 2007, Ms. Pape served as Senior Vice President, Treasurer and Rate Counsel for Aqua America, Inc. with responsibility for all financing activities, billing, rates and regulatory filings, budgeting and long-range planning. From 1994 to 1999, Ms. Pape was employed by us as Regional Counsel and Finance Manager, where her responsibilities included rates and regulatory affairs, finance, budgeting and customer service for 10 states. Prior to 1994, Ms. Pape was Vice President and Corporate Counsel for General Waterworks Management and Service Co., Assistant Counsel to the Pennsylvania Public Utility Commission and Assistant Consumer Advocate for the Pennsylvania Office of Consumer Advocate.

Name	Age	Office and Employment During Last Ten Years
William D. Rogers	51	Mr. Rogers has been our Vice President and Treasurer since October 2010. From 2005 to 2010, he was Chief Financial Officer for NV Energy, an investor-owned utility in Las Vegas, Nevada. From 2005 to 2007, he also served as NV Energy’s Vice Presient of Finance, Risk and Tax and as Corporate Treasurer. Before joining NV Energy, Mr. Rogers was a managing director of capital markets for both Merrill Lynch and JPMorgan Chase in New York.

John R. Bigelow	57	Mr. Bigelow has been our Senior Vice President of Business Services since November 2011. From 2007 until his new appointment in November 2011, he was President of New Jersey-American Water Company, Inc.. Mr. Bigelow joined American Water in 1994 and held a number of senior management positions during his tenure, including American Water’s Senior Vice President of Regulatory Programs and Enterprise Risk Management. From December 2003 to February 2006, Mr. Bigelow served as American Water’s Chief Financial Officer, Vice President and Treasurer of New Jersey American Water, and Director, Vice President and Treasurer of New Jersey American Resources Co. Mr. Bigelow began his career with GPU System Companies, where he spent 18 years in various leadership roles in the finance area. Mr. Bigelow is also a board and/or committee member of Drexel MBA Career Services Advisory Board, New JerseyAmerican Water Company, Inc., William J. Hughes Center for Public Policy, and NJUA (New Jersey Utilities Association).

Sharon Cameron	55	Ms. Cameron has been president of American Water Enterprises, the market based products and services division of American Water, since September 2010. She also serves as President of American Water Resources, Inc., a business she has been leading since 2002. Prior to joining American Water, Ms. Cameron was principal of Marketing Solutions, a marketing consulting firm she launched in 1998, and was a consultant to American Water on the Homeowner Services business. Previously, Ms. Cameron served as vice president of Marketing and Sales at Comcast Corporation (New Jersey), senior marketing manager at Menley & James Laboratories, and marketing manager at Campbell Soup Company.

David K. Baker	55	Mr. Baker has been President of New Jersey-American Water Company, Inc. and Senior Vice President of the Northeast Division since November 2011. From March 2010 until his new appointment in November 2011, he was the Senior Vice President of our Western Division. Mr. Baker joined American Water in 1995, and most recently served as President of both Indiana-American Water and Michigan-American Water from January 2007 until March 2010. His previous leadership roles included serving as Vice President of Business Development for the Central Region and Eastern Division Manager for Illinois-American Water. Prior to joining American Water, Mr. Baker served as Division President/General Manager of Waste Management of Kentucky for ten years.

Emily A. Ashworth	37	Ms. Ashworth has been our Vice President and Chief Information Officer since December 2007. Prior to joining American Water, Ms. Ashworth was a Partner with Computer Science Corporation’s (CSC) Consulting Group. From June 2004 to July 2007, Ms. Ashworth served as a director of Business Process Integration for Pulte Homes. She also held positions with Westinghouse Power Generation Corp., and was a direct contractor for SuperVision International and the U.S. Naval Air Warfare Systems Simulation Training Division.

Name	Age	Office and Employment During Last Ten Years
Maureen Duffy	42	Ms. Duffy has been our Vice President of Corporate Communications and External Affairs since September 2011. From June 2011 to September 2011, Ms. Duffy served as the Executive Director of Corporate Communications and External Affairs. From September 2008 to June 2011, Ms. Duffy served as Director of External Communications, and from July 2006 until September 2008, she served as Director of Internal Communication. From November 1999 to July 2006, she held various positions with New Jersey American Water, which included Government Affairs/Media Specialist, Communications Manager and Director of Corporate Communications. Prior to joining American Water, Ms. Duffy reported and produced news for WNJN/WNET-TV

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, under the caption entitled “Security Ownership of Principal Stockholders and Management” and the “Equity Compensation Plan” table appearing under the caption “Long-Term Equity Incentive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, under the captions entitled “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, under the caption entitled “Independent Registered Public Accounting Fees and Services.”

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted since they are either not required or are not applicable as the information is otherwise included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2012.

AMERICAN WATER WORKS COMPANY, INC.

BY:	/S/ JEFFRY STERBA
Jeffry Sterba
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 28th day of February, 2012 by the following persons in the capacities indicated.

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
Form 10-Q, File No. 001-34028, filed August 4, 2010).

10.4	Support Agreement, as subsequently amended, dated June 22, 2000, by and between American Water Works Company, Inc. and American Water Capital Corp. (incorporated by reference to Exhibit 10.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.5	Amendment 2011-1 to the Pension Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 3, 2011).

10.6	Employment Agreement between Ellen C. Wolf and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.7	Employment Agreement between Jeffry E. Sterba and American Water Works Company, Inc., dated August 15, 2010 (incorporated by reference to Exhibit 99.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed August 17, 2010).

Exhibit Number	Exhibit Description

10.8	Employment Agreement between Kellye L. Walker and American Water Works Company, Inc., dated December 21, 2009 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.9	Separation and General Release Agreement between American Water Works Company, Inc. and Donald L. Correll, dated August 15, 2010 (incorporated by reference to Exhibit 99.2 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed August 17, 2010).

10.10	Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.11	Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.12	Settlement Agreement by and between California American Water Company and the U.S. Department of Commerce, National Oceanic and Atmospheric Administration, dated as of June 29, 2006 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.13	Amended and Restated American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan, dated as of December 10, 2010 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Form 10-K, File No. 001-34028, filed February 25, 2011).

10.14	American Water Works Company, Inc. Executive Severance Policy, dated as of December 16, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed November 3, 2010).

10.15	2006 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.16	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.17	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries (incorporated by reference to Exhibit 10.23 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.18	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc. (incorporated by reference to Exhibit 10.24 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 26, 2008).

10.19	2008 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed April 15, 2008).

10.20	2009 American Water Senior Management Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

Exhibit Number	Exhibit Description

10.21	2010 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 4, 2010).

10.22	2011 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.23	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.26 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.24	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.27 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.25	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Restricted Stock Unit Grant Form for Directors (incorporated by reference to Exhibit 10.28 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.26	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.29 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.27	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Restricted Stock Unit Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.30 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.28	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.31 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.29	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Nonqualified Stock Option Grant Form for ML4 Employees (incorporated by reference to Exhibit 10.32 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.30	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Form for Directors (incorporated by reference to Exhibit 10.33 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.31	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.32	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Second Nonqualified Stock Option Grant Form for ML4 Employees (incorporated by reference to
Exhibit 10.34 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed May 6, 2008).

10.33	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2009 Performance Stock Unit Grant Form for ML1-ML3B Employees (incorporated by reference to Exhibit 10.36 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 27, 2009).

Exhibit Number	Exhibit Description

10.34	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2009 Performance Stock Unit Grant Form for ML4-ML5 Employees (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 27, 2009).

10.35	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2009 Nonqualified Stock Option Grant Form for ML1-ML3B Employees (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.36	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2009 Nonqualified Stock Option Grant Form for ML4-ML5 Employees (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009).

10.37	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2009 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2009).

10.38	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Performance Stock Unit Grant Form A for ML1-ML5 Employees (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.39	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Performance Stock Unit Grant Form B for ML1-ML5 Employees (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.40	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Performance Stock Unit Grant Form C for ML1-ML5 Employees (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.41	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Nonqualified Stock Option Grant for ML1-ML5 Employees (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.42	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 4, 2010).

10.43	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan September 2010 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed November 3, 2010)

10.44	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Nonqualified Stock Option Grant for ML1 – L5 Employees (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.45	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form A for ML1 – L5 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.46	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form B for ML1 – L5 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

Exhibit Number	Exhibit Description

10.47	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 3, 2011).

10.48	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of August 1, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008.)

10.49	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.50	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.51	Amendment to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, effective as of February 6, 2009 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc. Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009)

10.52	Amendment to the Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., effective as of February 6, 2009 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc. Current Report on Form 8-K, File No. 001-34028, filed February 26, 2009)

10.53	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2009).

*21.1	Subsidiaries of American Water Works Company, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

101	The following financial statements from American Water Works Company, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith