Form 10-Q
period 2012-03-31
American Water Works Company, Inc.
filed 2012-05-02
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2012
Common Stock, $0.01 par value per share	176,216,320 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

INDEX

PART I. FINANCIAL INFORMATION	1

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS	1-17
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18 -28
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4. CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION	29

ITEM 1. LEGAL PROCEEDINGS	29
ITEM 1A. RISK FACTORS	33
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	34
ITEM 4. MINE SAFETY DISCLOSURES	34
ITEM 5. OTHER INFORMATION	34
ITEM 6. EXHIBITS	35

SIGNATURES	36
EXHIBITS INDEX

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,419,284 at March 31 and $3,360,005 at December 31	$10,991,185	$10,872,042
Nonutility property, net of accumulated depreciation of $173,215 at March 31 and $164,417 at December 31	148,314	149,056

Total property, plant and equipment	11,139,499	11,021,098

Current assets
Cash and cash equivalents	9,502	14,207
Restricted funds	27,418	32,438
Utility customer accounts receivable	141,415	150,720
Allowance for uncollectible accounts	(12,810)	(15,319)
Unbilled utility revenues	127,068	134,938
Other receivables, net	63,235	60,413
Income taxes receivable	2,625	7,672
Materials and supplies	30,355	28,598
Assets of discontinued operations	137,505	929,858
Other	62,796	54,134

Total current assets	589,109	1,397,659

Regulatory and other long-term assets
Regulatory assets	1,090,003	1,079,661
Restricted funds	17,896	25,503
Goodwill	1,195,069	1,195,069
Other	56,163	57,401

Total regulatory and other long-term assets	2,359,131	2,357,634

TOTAL ASSETS	$14,087,739	$14,776,391

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 176,200 and 175,664 shares outstanding at March 31 and December 31, respectively)	$1,762	$1,757
Paid-in-capital	6,192,426	6,180,558
Accumulated deficit	(1,847,750)	(1,848,801)
Accumulated other comprehensive loss	(95,549)	(97,677)

Common stockholders’ equity	4,250,889	4,235,837
Preferred stock without mandatory redemption requirements	4,547	4,547

Total stockholders’ equity	4,255,436	4,240,384

Long-term debt
Long-term debt	5,350,514	5,339,947
Redeemable preferred stock at redemption value	19,280	21,137

Total capitalization	9,625,230	9,601,468

Current liabilities
Short-term debt	147,212	515,050
Current portion of long-term debt	30,126	28,858
Accounts payable	162,414	243,709
Taxes accrued	59,137	36,606
Interest accrued	103,037	59,067
Liabilities of discontinued operations	32,781	382,218
Other	208,982	223,597

Total current liabilities	743,689	1,489,105

Regulatory and other long-term liabilities
Advances for construction	384,182	386,970
Deferred income taxes	1,332,331	1,288,797
Deferred investment tax credits	29,047	29,427
Regulatory liabilities	332,110	325,829
Accrued pension expense	391,458	411,998
Accrued postretirement benefit expense	236,286	237,086
Other	40,015	38,963

Total regulatory and other long-term liabilities	2,745,429	2,719,070

Contributions in aid of construction	973,391	966,748
Commitments and contingencies (See Note 9)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$14,087,739	$14,776,391

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Operating revenues	$618,554	$596,715

Operating expenses
Operation and maintenance	310,004	310,821
Depreciation and amortization	92,104	86,878
General taxes	57,121	55,498
(Gain) loss on asset dispositions and purchases	(413)	268

Total operating expenses, net	458,816	453,465

Operating income	159,738	143,250

Other income (expenses)
Interest, net	(79,654)	(76,191)
Allowance for other funds used during construction	4,362	2,828
Allowance for borrowed funds used during construction	2,081	1,204
Amortization of debt expense	(1,266)	(1,292)
Other, net	(616)	(1,155)

Total other income (expenses)	(75,093)	(74,606)

Income from continuing operations before income taxes	84,645	68,644
Provision for income taxes	35,393	27,945

Income from continuing operations	49,252	40,699
Loss from discontinued operations, net of tax	(7,498)	(14,466)

Net income	$41,754	$26,233

Other comprehensive income, net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $28 and $28, respectively	44	44
Actuarial loss, net of tax of $1,167 and $720, respectively	1,825	1,126
Foreign currency translation adjustment	259	318

Other comprehensive income	2,128	1,488

Comprehensive income	$43,882	$27,721

Basic earnings per common share: (a)
Income from continuing operations	$0.28	$0.23

Loss from discontinued operations, net of tax	$(0.04)	$(0.08)

Net income	$0.24	$0.15

Diluted earnings per common share: (a)
Income from continuing operations	$0.28	$0.23

Loss from discontinued operations, net of tax	$(0.04)	$(0.08)

Net income	$0.24	$0.15

Average common shares outstanding during the period:
Basic	175,914	175,259

Diluted	177,028	176,048

Dividends per common share	$0.23	$0.22

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,754	$26,233
Adjustments
Depreciation and amortization	92,104	86,878
Provision for deferred income taxes	76,256	39,990
Amortization of deferred investment tax credits	(380)	(385)
Provision for losses on utility accounts receivable	1,658	1,541
Allowance for other funds used during construction	(4,362)	(2,828)
(Gain) loss on asset dispositions and purchases	(413)	268
Pension and non-pension postretirement benefits	20,141	17,860
Other, net	(3,381)	10,802
Changes in assets and liabilities
Receivables and unbilled utility revenues	11,246	26,070
Taxes receivable, including income taxes	4,370	(5,680)
Other current assets	(9,935)	(18,099)
Pension and non-pension post retirement benefit contributions	(40,427)	(48,803)
Accounts payable	(45,684)	(26,244)
Taxes accrued, including income taxes	(16,532)	21,621
Interest accrued	43,818	42,758
Other current liabilities	(22,134)	(10,456)

Net cash provided by operating activities	148,099	161,526

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(233,366)	(176,411)
Acquisitions	(104)	(1,445)
Proceeds from sale of assets and securities	461,375	158
Removal costs from property, plant and equipment retirements, net	(10,927)	(8,597)
Net funds released	12,627	20,107

Net cash provided by (used in) investing activities	229,605	(166,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	14,372	298
Repayment of long-term debt	(6,229)	(62,637)
Net (repayments) borrowings under short-term debt agreements	(347,951)	135,217
Proceeds from issuances of employee stock plans and DRIP	9,634	6,694
Advances and contributions for construction, net of refunds of $3,607 and $4,072 at March 31, 2012 and 2011, respectively	7,820	5,111
Change in bank overdraft position	(20,570)	(40,528)
Debt issuance costs	0	(552)
Redemption of preferred stocks	(1,100)	0
Dividends paid	(40,414)	(38,525)
Other	2,029	0

Net cash (used in) provided by financing activities	(382,409)	5,078

Net (decrease) increase in cash and cash equivalents	(4,705)	416
Cash and cash equivalents at beginning of period	14,207	13,112

Cash and cash equivalents at end of period	$9,502	$13,528

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$75,755	$66,306
Non-cash financing activity:
Advances and contributions	$1,182	$5,822

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders’ Equity
Balance at December 31, 2011	175,664	$1,757	$6,180,558	$(1,848,801)	$(97,677)	0	$0	$4,547	$4,240,384
Net income	—	—	—	41,754	—	—	—	—	41,754
Direct stock reinvestment and purchase plan, net of expense of $1	17	0	570	—	—	—	—	—	570
Employee stock purchase plan	0	0	132	—	—	31	1,046	—	1,178
Stock-based compensation activity	519	5	11,166	(165)	—	(31)	(1,046)	—	9,960
Other comprehensive income, net of tax of $1,195	—	—	—	—	2,128	—	—	—	2,128
Dividends	—	—	—	(40,538)	—	—	—	—	(40,538)

Balance at March 31, 2012	176,200	$1,762	$6,192,426	$(1,847,750)	$(95,549)	0	$0	$4,547	$4,255,436

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders’ Equity
Balance at December 31, 2010	174,996	$1,750	$6,156,675	$(1,959,235)	$(71,446)	(1)	$(19)	$4,547	$4,132,272
Net income	—	—	—	26,233	—	—	—	—	26,233
Direct stock reinvestment and purchase plan, net of expense of $5	18	0	485	—	—	—	—	—	485
Employee stock purchase plan	29	0	751	—	—	0	0	—	751
Stock-based compensation activity	304	3	6,972	(143)	—	1	19	—	6,851
Preferred stock redemption	—	—	—	—	—	—	—	0	0
Other comprehensive income, net of tax of $748	—	—	—	—	1,488	—	—	—	1,488
Dividends	—	—	—	(38,525)	—	—	—	—	(38,525)

Balance at March 31, 2011	175,347	$1,753	$6,164,883	$(1,971,670)	$(69,958)	0	$0	$4,547	$4,129,555

The accompanying notes are an integral part of these consolidated financial statements.

.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at March 31, 2012, the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011, the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

During the fourth quarter of 2011, the Company discovered errors in the Company’s calculations of gains or losses on discontinued operations that originated in the first and second quarters of 2011. As a result, the Company recorded after-tax charges totaling $24,555, which included associated parent company goodwill, to reduce the net asset values of those businesses to their net realizable values. These charges were recognized within discontinued operations and net income and included in the operating results for the year ended December 31, 2011. In the footnotes to the Consolidated Financial Statements for the period ended December 31, 2011, the Company corrected the presentation of the first and second quarters of 2011. Additionally the Company reflected this correction in the corresponding prior period presented in the Consolidated Statements of Operations and Comprehensive Income for the period ended March 31, 2012. The write-downs included in the first quarter of 2011 totaled $21,099, and the remaining amount of $3,456 will be presented in the corresponding prior period of the second quarter of 2012.

Note 2: New Accounting Pronouncements

The following recently announced accounting standards have been adopted by the Company and have been included in the consolidated results of operations, financial position or footnotes of the accompanying Consolidated Financial Statements:

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to increase transparency around valuation inputs and investment categorization. This guidance is effective for interim and annual periods beginning on January 1, 2012 and is required to be applied prospectively. The adoption of this guidance is not expected to have a significant impact on the Company’s results of operations, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB deferred the requirement to present reclassification adjustments of other comprehensive income on the face of the income statement. The new guidance is effective for the Company beginning on January 1, 2012. As the Company already presents the components of net income and other comprehensive income in one continuous statement, the adoption of the new guidance did not have an impact on its results of operations, financial position or cash flows.

Testing Goodwill for Impairment

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test that is currently in place. Under the new guidance, an entity will not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed by the Company beginning on January 1, 2012. The adoption of this update did not have a significant impact on its results of operations, financial position or cash flows.

Note 3: Goodwill

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year. Interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

In the first quarter of 2011, the Company assessed fair value, including allocated goodwill, and recorded impairments of $21,099 for the pending sales of its Arizona and New Mexico subsidiaries, and $561 for the pending sale of the Company’s assets of its Texas subsidiary. These impairment charges were included in operating results of discontinued operations. (see Note 13)

The following table summarizes the three-month changes in goodwill of the Company’s continuing operations by reporting unit:

	Regulated Unit		Market-Based Operations		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2012	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069
Reclassifications and other activity	0	0	0	0	0	0	0

Balance at March 31, 2012	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069

Balance at January 1, 2011	$3,399,884	$(2,332,670)	$235,990	$(107,619)	$3,635,874	$(2,440,289)	$1,195,585
Reclassifications and other activity	0	0	0	0	0	0	0

Balance at March 31, 2011	$3,399,884	$(2,332,670)	$235,990	$(107,619)	$3,635,874	$(2,440,289)	$1,195,585

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

Note 4: Stockholders’ Equity

Common Stock

In March 2010, the Company established American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of March 31, 2012, there were 4,856 shares available for future issuance under the DRIP. The following table summarizes information regarding issuances under the DRIP for the three months ended March 31, 2012 and 2011:

	2012	2011
Shares of common stock issued	17	18
Cash proceeds received	$571	$490

Cash dividend payments made during the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Dividends per share, three months ended:
March 31	$0.23	$0.22

Total dividends paid, three months ended:
March 31	$40,414	$38,525

On February 24, 2012, the Company declared a quarterly cash dividend payment of $0.23 per share payable on June 1, 2012 to all shareholders of record as of April 20, 2012. As of March 31, 2012, the Company had accrued dividends totaling $40,526 included in Other current liabilities on the accompanying Consolidated Balance Sheets.

Stock-Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of March 31, 2012, a total of 10,240 shares were available for grant under the Plan. Shares issued under the Plan may be authorized-but-unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011:

	2012	2011
Stock options	$846	$826
Restricted stock units	1,290	1,205
Employee stock purchase plan	132	97

Stock-based compensation in operation and maintenance expense	2,268	2,128
Income tax benefit	(884)	(830)

After-tax stock-based compensation expense	$1,384	$1,298

There were no significant stock-based compensation costs capitalized during the three months ended March 31, 2012 and 2011, respectively.

Stock Options

In the first quarter of 2012, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2012. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method. The following table presents the weighted-average assumptions used in the pricing model for 2012 grants and the resulting weighted-average grant date fair value per share of stock options granted:

Dividend yield	2.70%
Expected volatility	28.36%
Risk-free interest rate	0.77%
Expected life (years)	4.4
Exercise price	$34.12
Grant date fair value per share	$6.11

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2012, $5,892 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 2.0 years.

The table below summarizes stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	3,112	$22.70
Granted	603	34.12
Forfeited or expired	(31)	25.34
Exercised	(379)	21.62

Options outstanding at March 31, 2012	3,305	$24.89	4.7	$30,271

Exercisable at March 31, 2012	2,002	$21.96	3.7	$24,167

The following table summarizes additional information regarding stock options exercised during the three months ended March 31, 2012 and 2011:

	2012	2011
Intrinsic value	$4,662	$1,523
Exercise proceeds	8,197	5,549
Income tax benefit	1,214	181

Restricted Stock Units

In the first quarter of 2012, the Company granted restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three-year performance period beginning January 1, 2012 (the “Performance Period”); however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with performance and service conditions are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market and service conditions are valued using a Monte Carlo model. Weighted-average assumptions used in the Monte Carlo simulation are as follows for the 2012 grants:

Expected volatility	22.60%
Risk-free interest rate	0.42%
Expected life (years)	3

The grant date fair value of the restricted stock awards that (a) have market and/or performance and service conditions and (b) vest ratably is amortized through expense over the requisite service period using the graded-vesting method. As of March 31, 2012, $6,843 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.4 years.

The table below summarizes restricted stock unit activity for the three months ended March 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2012	577	$25.09
Granted	147	37.64
Vested	(168)	22.08
Forfeited	(9)	27.42
Cancelled	(2)	22.08

Non-vested total at March 31, 2012	545	$29.37

The following table summarizes additional information regarding restricted stock units distributed during the three months ended March 31, 2012 and 2011:

	2012	2011
Intrinsic value	$5,804	$1,695
Income tax benefit	798	99

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $165 and $143 to retained earnings during the three months ended March 31, 2012 and 2011, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of March 31, 2012 there were 1,562 shares of common stock reserved for issuance under the ESPP. During the three months ended March 31, 2012, the Company issued 31 shares under the ESPP.

Note 5: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity Date	March 31, 2012	December 31, 2011
Long-term debt of American Water Capital Corp. (“AWCC”)(a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	5.39%-10.00%	6.25%	2013-2040	3,089,409	3,089,409
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	5.04%	2012-2039	1,218,756	1,206,332
Mortgage bonds
Fixed rate	5.48%-9.71%	7.40%	2012-2039	697,800	697,800
Mandatory redeemable preferred stock	8.47%-9.75%	8.61%	2019-2036	21,001	22,101
Notes payable and other(b)	9.50%-13.96%	12.19%	2013-2026	1,635	1,691

Long-term debt				5,351,211	5,339,943
Unamortized debt discount, net(c)				42,876	43,888
Fair value adjustment to interest rate hedge				5,833	6,111

Total long-term debt				$5,399,920	$5,389,942

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)	Includes capital lease obligations of $1,208 and $1,264 at March 31, 2012 and December 31, 2011, respectively.
(c)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2012:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	1.00%-2.41%	2029-2032	$14,372

Total issuances				$14,372

The following long-term debt was retired through optional redemption or payment at maturity during 2012:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Mortgage bonds – fixed rate	7.95%	2012	$4,200
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-5.90%	2012-2031	1,973
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	1,100
Other	Capital leases			56

Total retirements and redemptions				$7,329

Interest, net includes interest income of approximately $2,812 and $2,649 for the three months ended March 31, 2012 and 2011, respectively.

The Company previously entered into an interest-rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company pays variable interest of six-month LIBOR plus 3.422%. This fixed rate and variable rate interest swap is accounted for as a fair-value hedge. The swap matures with the fixed-rate debt in 2017. The Company uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure.

At March 31, 2012 and December 31, 2011, the Company had a $100,000 notional amount variable interest rate swap fair value hedge outstanding. The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheet in which such amount is recorded:

Balance sheet classification	March 31, 2012	December 31, 2011
Regulatory and other long-term assets
Other	$5,590	$5,824
Long-term debt
Long-term debt	5,833	6,111

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	March 31, 2012	March 31, 2011
Income Statement Classification
Interest, net
Loss on swap	$(234)	$(1,153)
Gain on borrowing	277	987
Hedge Ineffectiveness	43	(166)

Note 6: Short-Term Debt

The components of short-term debt are as follows:

	March 31, 2012	December 31, 2011
Commercial paper, net of $3 and $52 discount at March 31 and December 31, respectively	$133,097	$481,048
Bank overdraft	14,115	34,002

Total short-term debt	$147,212	$515,050

Note 7: Income Taxes

The Company’s estimated annual effective tax rate for the three months ended March 31, 2012 was 40.0% compared to 40.6% for the three months ended March 31, 2011, excluding various discrete items. The Company’s actual effective tax rates on continuing operations for the three months ended March 31, 2012 and 2011 were 41.8% and 40.7%, respectively.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended March 31,
	2012	2011
Components of net periodic pension benefit cost
Service cost	$8,507	$8,410
Interest cost	17,521	17,262
Expected return on plan assets	(19,619)	(18,027)
Amortization of:
Prior service cost	181	180
Actuarial loss	7,402	4,638

Net periodic pension benefit cost	$13,992	$12,463

	Three Months Ended March 31,
	2012	2011
Components of net periodic other postretirement benefit cost
Service cost	$3,526	$3,485
Interest cost	7,858	7,805
Expected return on plan assets	(7,140)	(7,195)
Amortization of:
Prior service credit	(479)	(481)
Actuarial loss	2,384	1,783

Net periodic other postretirement benefit cost	$6,149	$5,397

The Company contributed $32,931 to its defined benefit pension plan in the first three months of 2012 and expects to contribute $64,944 during the balance of 2012. In addition, the Company contributed $7,496 for the funding of its other postretirement plans in the first three months of 2012, and expects to contribute $22,487 during the balance of 2012.

Note 9: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At March 31, 2012, the Company has accrued approximately $2,800 as probable costs and it is reasonably possible that additional losses could range up to $30,400 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,004,000 at March 31, 2012. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2012 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,038,000 at March 31, 2012. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance of some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $5,500 at March 31, 2012 and December 31, 2011, respectively. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 to 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at March 31, 2012 and December 31, 2011 include $9,117 and $9,187, respectively, related to the NOAA agreement.

Note 11: Earnings per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of the Company’s income from continuing operations, income (loss) from discontinued operations, net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Three Months Ended March 31,
	2012	2011
Basic:
Income from continuing operations	$49,252	$40,699
Loss from discontinued operations	(7,498)	(14,466)
Net income	41,754	26,233
Less: Distributed earnings to common shareholders	40,563	38,651
Less: Distributed earnings to participating securities	16	16

Undistributed earnings	1,175	(12,434)
Undistributed earnings allocated to common shareholders	1,175	(12,429)
Undistributed earnings allocated to participating securities	0	(5)

Total income from continuing operations available to common shareholders, basic	$49,236	$40,688

Total income available to common shareholders, basic	$41,738	$26,222

Weighted-average common shares outstanding, basic	175,914	175,259

Basic earnings per share: (a)
Income from continuing operations	$0.28	$0.23

Loss from discontinued operations, net of tax	$(0.04)	$(0.08)

Net income	$0.24	$0.15

(a)	Amounts may not sum due to rounding.

Diluted earnings per common share is based on the weighted-average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options, and employee stock purchase plan. The dilutive effect of the common stock equivalents is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units, exercise of the stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the Company’s income from continuing operations, income (loss) from discontinued operations, net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Diluted:
Total income from continuing operations available to common shareholders, basic	$49,236	$40,688
Loss from discontinued operations, net of tax	(7,498)	(14,466)
Total income available to common shareholders, basic	41,738	26,222
Undistributed earnings allocated to participating securities	0	(5)

Total income from continuing operations available to common shareholders, diluted	$49,236	$40,683

Total income available to common shareholders, diluted	$41,738	$26,217

Weighted-average common shares outstanding, basic	175,914	175,259
Stock-based compensation:
Restricted stock units	492	398
Stock options	620	389
Employee stock purchase plan	2	2

Weighted-average common shares outstanding, diluted	177,028	176,048

Diluted earnings per share: (a)
Income from continuing operations	$0.28	$0.23

Loss from discontinued operations, net of tax	$(0.04)	$(0.08)

Net income	$0.24	$0.15

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended March 31,
	2012	2011
Stock options	603	736
Restricted stock units where certain performance conditions were not met	101	134

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

Preferred stock with mandatory redemption requirements and long-term debt: The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs. The fair values of instruments classified as Level 2 and 3 are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. The Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility BBB+ debt securities. The Company used these yield curve assumptions to derive a base yield for the Level 2 and Level 3 securities. Additionally, the Company adjusted the base yield for specific features of the debt securities including call features, coupon tax treatment and collateral for the Level 3 instruments.

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

		At Fair Value as of March 31, 2012
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stocks with mandatory redemption requirements	$20,930	$0	$0	$26,191	$26,191
Long-term debt (excluding capital lease obligations)	5,377,782	2,288,017	1,598,608	2,665,817	6,552,442

As of December 31, 2011	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$22,036	$26,458
Long-term debt (excluding capital lease obligations)	5,366,642	6,230,547

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 and December 31, 2011, respectively:

	At Fair Value as of March 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$45,314	—	—	$45,314
Rabbi trust investments	—	$258	—	258
Deposits	1,786	—	—	1,786
Mark-to-market derivative asset	—	5,590	—	5,590

Total assets	$47,100	$5,848	—	$52,948

Liabilities:
Deferred compensation obligation	—	$9,476	—	$9,476

Total liabilities	—	$9,476	—	$9,476

Total net assets (liabilities)	$47,100	$(3,628)	—	$43,472

	At Fair Value as of December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$57,941	—	—	$57,941
Rabbi trust investments	—	$518	—	518
Deposits	2,287	—	—	2,287
Mark-to-market derivative asset	—	5,824	—	5,824

Total assets	$60,228	$6,342	—	$66,570

Liabilities:
Deferred compensation obligation	—	$9,036	—	$9,036

Total liabilities	—	$9,036	—	$9,036

Total net assets (liabilities)	$60,228	$(2,694)	—	$57,534

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

Mark-to-market derivative asset– The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.

Non-recurring Fair Value Measurements

As discussed in Note 3, no goodwill impairment was recognized by the Company’s continuing operations for the three months ended March 31, 2012 and March 31, 2011. The Company’s goodwill valuation model includes significant unobservable inputs and falls within Level 3 of the fair value hierarchy.

Note 13: Discontinued Operations

As part of the Company’s strategic review of its business investments, it has previously entered into agreements to sell assets or stock of certain subsidiaries.

In January 2012, the Company received $461,057 in proceeds upon the close of the sale of its Arizona and New Mexico subsidiaries. There was no gain or loss on sale recorded at the time of closing. Final proceeds of the sale are subject to certain post-close adjustments. As disclosed in Note 1 included herein, the Company revised the first quarter of 2011 for an after-tax impairment charge of $21,099, which was recorded as an asset impairment charge to reduce parent company goodwill that had been allocated to these subsidiaries. The effect of this impairment charge has been presented in the results of discontinued operations for the first quarter of 2011 presented below.

Also in the first quarter of 2011, the Company recorded a pretax impairment charge of $561 after evaluating the pending sale of the assets of the Company’s regulated subsidiary in Texas.

The Company has also entered into an agreement to sell the stock of its Ohio subsidiary. The sale price is currently estimated at approximately $101,000, plus assumed liabilities, for an estimated enterprise value of approximately $120,000. The sale is subject to certain closing adjustments. In February 2012, the Ohio public utility commission approved the sale, which is expected to close during the second quarter of 2012.

Charges recorded in connection with the discontinued operations include estimates that are subject to subsequent adjustment.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Three Months Ended March 31,
	2012	2011
Operating revenues	$16,217	$38,127
Total operating expenses, net	12,453	48,165

Operating income (loss)	3,764	(10,038)
Other income (expenses), net	(120)	292

Income (loss) from discontinued operations before income taxes	3,644	(9,746)
Provision for income taxes	11,142	4,720

Loss from discontinued operations	$(7,498)	$(14,466)

Assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets include the following:

	March 31, 2012	December 31, 2011
ASSETS
Total property, plant and equipment	$118,488	$833,023
Current assets	10,194	21,906
Regulatory assets	3,691	43,849
Goodwill	5,132	29,608
Other	0	1,472

Total assets of discontinued operations	$137,505	$929,858

LIABILITIES
Long-term debt	$10,884	$11,697
Current portion of long-term debt	48	12,839
Other current liabilities	7,287	29,530
Advances for construction	5,772	205,034
Regulatory liabilities	2,124	4,617
Other	3,453	15,540
Contributions in aid of construction	3,213	102,961

Total liabilities of discontinued operations	$32,781	$382,218

Note 14: Segment Information

The Company has two operating segments, which are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Operations.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended March 31, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$541,875	$80,581	$(3,902)	$618,554
Depreciation and amortization	84,788	1,681	5,635	92,104
Total operating expenses, net	394,642	70,763	(6,589)	458,816
Income (loss) from continuing operations before income taxes	90,416	10,469	(16,240)	84,645
Total assets	12,182,806	272,516	1,632,417	14,087,739
Assets of discontinued operations (included in total assets above)	141,945	0	(4,440)	137,505
Capital expenditures	233,198	168	0	233,366
Capital expenditures of discontinued operations (included in above)	2,699	0	0	2,699

	As of or for the Three Months Ended March 31, 2011
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$528,281	$75,382	$(6,948)	$596,715
Depreciation and amortization	78,580	1,769	6,529	86,878
Total operating expenses, net	394,347	68,274	(9,156)	453,465
Income (loss) from continuing operations before income taxes	77,062	7,674	(16,092)	68,644
Total assets	12,363,160	235,282	1,508,937	14,107,379
Assets of discontinued operations (included in total assets above)	908,497	7,355	1,535	917,387
Capital expenditures	175,972	439	0	176,411
Capital expenditures of discontinued operations (included in above)	5,880	58	0	5,938

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”), as well as in Item IA of Part II of this Quarterly Report. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial and industrial customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies (“PUCs”) in the states in which they operate. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Operations segment. For further description of our businesses, see the “Business” section found in our Form 10-K for the year ended December 31, 2011 filed with the SEC.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2011 filed with the SEC.

Overview

All financial information in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), reflects only continuing operations. As previously disclosed in our Form 10-K for the year ended December 31, 2011, as part of our portfolio optimization initiative, we entered into agreements to sell our regulated subsidiaries in Arizona, New Mexico, Ohio and our regulated water and wastewater systems in Texas. The sale of the Texas subsidiary assets was completed in June 2011. On January 31, 2012 we completed the divestiture of the Arizona and New Mexico subsidiaries and on May 1, 2012, the divestiture of our Ohio subsidiary was completed. Also, on December 31, 2011, we completed the sale of Applied Water Management, Inc. (“AWM”), which was part of our Contract Operations line of business within our Market-Based segment. Therefore, the financial results of these entities have been presented as discontinued operations for all periods presented, unless otherwise noted. Additionally, during the fourth quarter of 2011, we discovered errors in our calculations of gains or losses on discontinued operations that originated in the first and second quarters of 2011. As a result, we recorded after-tax charges totaling $24.6 million, which included associated parent company goodwill, to reduce the net asset values of those businesses to their net realizable values. These charges were recognized within discontinued operations and net income and included in the operating results for the year ended December 31, 2011. The write-down included in the first quarter of 2011 totaled $21.1 million and is reflected, where necessary, in the amounts reported for the three months ended March 31, 2011.

Financial Results. For the three months ended March 31, 2012, we reported net income of $41.8 million, or diluted earnings per share (“EPS”) of $0.24 compared to $26.2 million, or diluted EPS of $0.15 for the comparable period in 2011. Income from continuing operations was $49.3 million for the first quarter of 2012 compared to $40.7 million for the first quarter of 2011. Diluted income from continuing operations per average common share was $0.28 for the first quarter of 2012 as compared to $0.23 for the first quarter of 2011.

The primary driver contributing to the increase in net income from continuing operations was increased revenues resulting from rate increases, as well as slightly higher revenues in our Market-Based Operations. Partially offsetting these increases was higher depreciation expense in our Regulated segment as a result of additional utility plant placed in service. For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

        In 2012, our goals focus on continuing our portfolio optimization initiative, actively addressing regulatory lag and declining usage, continuing to make efficient use of capital and continuing to improve on our regulated operation and maintenance (“O&M”) efficiency ratio. Also in 2012, we will look to expand our Market-Based Operations with a focus on the Homeowners Services Group and Military Contract Operations and optimize our municipal contract operations business model to provide for value creation for both American Water and the municipality.

The progress that we have made in the first quarter of 2012 with respect to these objectives is described below.

Implementation of Portfolio Optimization Initiative. We continue to execute our plan for optimizing our Regulated Businesses’ portfolio. In January 2012, we completed our sale of regulated operations in Arizona and New Mexico, and on May 1, 2012, we completed the divestiture of our Ohio subsidiary, for approximately $101 million, plus assumed liabilities of approximately $19 million. Ohio American Water serves approximately 58,000 customers.

Also, on May 1, 2012, we completed our purchase of seven regulated water systems in New York, for approximately $39 million in cash plus assumed liabilities. This acquisition adds approximately 50,000 customers to our New York regulated operations.

Rate Cases and Regulatory Matters. During the first quarter of 2012, we filed a general rate case in Virginia requesting additional annualized revenues for jurisdictional customers of approximately $5.7 million. Also, during the three months ended March 31, 2012, we were granted additional annualized revenues from general rate cases, totaling $32.6 million.

On February 23, 2012, the Iowa Utilities Board approved an additional $2.8 million of annualized revenues for our Iowa subsidiary. The increase approximated what we had been collecting in rates since July 29, 2011 under interim rates and the partial settlement that was reached in October 2011. Also, on March 7, 2012, our rate case filed in June of 2011 was approved by the Missouri Public Service Commission and the new rates became effective on April 1, 2012.

On March 20, 2012, the New York State Public Service Commission approved an order for Long Island American Water for a rate increase of approximately $5.6 million of which $3.0 million became effective April 1, 2012. The remainder of the $5.6 million annualized revenue increase of $1.4 million and $1.2 million will become effective April 1, 2013 and April 1, 2014, respectively.

The table below details additional annualized revenues, including step increases and assuming a constant volume, resulting from rate authorizations granted in the first quarter of 2012:

Annualized Rate Increases Granted
(In millions)
State
General Rate Cases:
Missouri	$24.0
New York	5.6
Iowa	2.8
Other	0.2

Total General Rate Cases	$32.6

In April, 2012, additional annualized revenues of $1.7 million resulting from infrastructure charges for our Pennsylvania subsidiary become effective.

On May 1, 2012, our New Jersey rate case, which we filed in the third quarter of 2011, was approved by the Board of Public Utilities. The new rates provide for additional annualized revenue of $30.0 million and are effective May 1, 2012.

As of May 2, 2012, we are awaiting final orders in four states, where we have continuing operations, requesting additional annualized revenues of $101.2 million. There is no assurance that all, or any portion thereof, of any requested increases will be granted.

San Clemente Dam

As noted in the Form 10-K California-American Water Company (“CAWC”) challenged the Proposed Decision, as revised (the “PD”), of the administrative law judge assigned to CAWC’s application for approval of the Carmel River Reroute and San Clemente Dam Removal Project. In the PD, the administrative law judge recommended that recovery of virtually all of the historical costs of approximately $27 million should be denied.

As disclosed in more detail in Part II, Item 1, “Legal Proceedings” in this 10-Q, on April 24, 2012, Commissioner Catherine J. K. Sandoval of the California Public Utilities Commission (“CPUC”) issued an Alternate Proposed Decision (the “Alternate PD”). The Alternate PD among other things would permit CAWC’s rate recovery of the historical costs as well as allowing CAWC to earn its full rate of equity return and the actual cost of debt on the project. Additionally, the Alternate PD would place all authorized and estimated costs in a regulatory asset account and would provide recovery of the regulatory assets over a twenty-year period beginning July 1, 2012. No date has been scheduled for the CPUC’s decision on the PD or the Alternate PD. There are no assurances that the PD or the Alternate PD will be approved as written and both are subject to change.

Continue Improvement in O&M Efficiency Ratio for our Regulated Businesses. Our O&M efficiency ratio (a non-GAAP measure) is defined as operation and maintenance expense divided by operating revenues, where both operation and maintenance expense and operating revenues are adjusted for purchased water expense. Our O&M efficiency ratio was 45.3% for the three months ended March 31, 2012 compared to 48.1% for the same period in 2011. We evaluate our operating performance using this measure because management believes it is an important measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a measure defined under GAAP. It also may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report. The following table provides reconciliation between operation and maintenance expense as a percentage of operating revenues as determined in accordance with GAAP and our operating efficiency ratio for the three months ended March 31, 2012 as compared to March 31, 2011:

Regulated Operation and Maintenance Efficiency Ratio (a Non-GAAP Measure)

	For the three months ended March 31,
	2012	2011
	(In thousands)
Total regulated O&M expense	$257,931	$264,953
Less: Regulated purchased water expense	22,410	20,815

Adjusted regulated O&M expense(a)	$235,521	$244,138

Total regulated operating revenues	$541,875	$528,281
Less: Regulated purchased water revenues*	22,410	20,815

Adjusted regulated operating revenues(b)	$519,465	$507,466

Regulated O&M efficiency ratio(a)/(b)	45.3%	48.1%

*	Calculation assumes purchased water revenues approximate purchased water expenses.

Consolidated Results of Operations and Variances

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

	For the three months ended March 31,		Favorable (Unfavorable) Change
(In thousands)	2012	2011
Operating revenues	$618,554	$596,715	$21,839

Operating expenses
Operation and maintenance	310,004	310,821	817
Depreciation and amortization	92,104	86,878	(5,226)
General taxes	57,121	55,498	(1,623)
(Gain) loss on asset dispositions and purchases	(413)	268	681

Total operating expenses, net	458,816	453,465	(5,351)

Operating income	159,738	143,250	16,488

Other income (expenses)
Interest, net	(79,654)	(76,191)	(3,463)
Allowance for other funds used during construction	4,362	2,828	1,534
Allowance for borrowed funds used during construction	2,081	1,204	877
Amortization of debt expense	(1,266)	(1,292)	26
Other, net	(616)	(1,155)	539

Total other income (expenses)	(75,093)	(74,606)	(487)

Income from continuing operations before income taxes	84,645	68,644	16,001
Provision for income taxes	35,393	27,945	(7,448)

Income from continuing operations	49,252	40,699	8,553
Loss from discontinued operations, net of tax	(7,498)	(14,466)	6,968

Net income	$41,754	$26,233	$15,521

Basic earnings per common share: (a)
Income from continuing operations	$0.28	$0.23
Loss from discontinued operations, net of tax	$(0.04)	$(0.08)

Net income	$0.24	$0.15

Diluted earnings per common share: (a)

	For the three months ended March 31,
(In thousands)	2012	2011
Income from continuing operations	$0.28	$0.23
Loss from discontinued operations, net of tax	$(0.04)	$(0.08)

Net income	$0.24	$0.15

Average common shares outstanding during the period:
Basic	175,914	175,259
Diluted	177,028	176,048

(a)	Amounts may not sum due to rounding.

The following is a summary discussion of the consolidated results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, followed by a discussion of the segment operating results for the three months ended March 31, 2012 compared to the same period in the prior year:

Operating revenues. Consolidated operating revenues for the three months ended March 31, 2012 increased $21.8 million, or 3.7%, compared to the same period in 2011. This change reflects a $13.6 million increase in our Regulated Businesses segment, which was mainly attributable to rate increases partially offset by lower consumption, and a $5.2 million increase in our Market-Based Operations segment, which was primarily due to an increase in the Contract Operations Group revenues attributable to incremental capital project activity associated with our military services contracts. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the three months ended March 31, 2012 decreased $0.8 million, or 0.3%, compared to the same period in 2011. This change was driven by a $7.0 million decrease in our Regulated Businesses segment partially offset by a $3.2 million increase in our Market-Based Operations segment. For further information, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $5.2 million, or 6.0%, for the three months ended March 31, 2012 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $1.6 million, or 2.9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and was principally due to payroll, property, gross receipts and capital stock taxes.

Other income (expenses). Interest expense, net of interest income, which is the primary component of our other income (expenses), increased by $3.5 million, or 4.5% for the three months ended March 31, 2012 compared to the same period in the prior year. This increase was primarily due to accelerated amortization in 2011 of $3.1 million in unamortized debt discounts associated with debt that was redeemed during the first quarter of 2011.

Provision for income taxes. Our consolidated provision for income taxes increased $7.4 million, or 26.7%, to $35.4 million for the three months ended March 31, 2012. The effective tax rates for the three months ended March 31, 2012 and 2011 were 41.8% and 40.7%, respectively.

Loss from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater subsidiaries in Arizona, New Mexico, Texas and Ohio, as well as those of our AWM subsidiary within the Market-Based Operations segment, have been classified as discontinued operations for all periods presented. The decrease in the loss from discontinued operations, net of tax is primarily related to the $21.1 million write-down recorded in the first quarter of 2011 to reduce the net asset values of certain of our discontinued operations. This 2011 charge was offset by a benefit of $4.7 million related to the cessation of depreciation for our Arizona, New Mexico and Texas subsidiaries for the three months ended March 31, 2011. Included in the three months ended March 31, 2012 is a benefit associated with the cessation of depreciation of our Arizona, New Mexico and Ohio subsidiaries of $1.6 million. Under GAAP, operations that are considered discontinued operations cease to depreciate their assets. Also reflected in the three months ended March 31, 2012, is a $9.7 million charge for income taxes resulting from the divestiture of our Arizona and New Mexico subsidiaries.

Segment Results

We have two operating segments, which are also our reportable segments: the Regulated Businesses and the Market-Based Operations. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income from continuing operations before income taxes.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

Regulated Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended March 31,
	2012	2011	Increase (Decrease)
	(In thousands)
Operating revenues	$541,875	$528,281	$13,594
Operation and maintenance expense	257,931	264,953	(7,022)
Operating expenses, net	394,642	394,347	295
Income from continuing operations before income taxes	90,416	77,062	13,354

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is subject to state regulation, and our results of operations are impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate.

Operating revenues increased by $13.6 million, or 2.6%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to rate increases obtained through rate authorizations for a number of our operating companies (most of which were granted and became effective during periods throughout 2011) the impact of which was approximately $19.6 million. These increases were offset by decreased revenues of approximately $6.2 million attributable to lower demand in the first quarter of 2012 compared to the first quarter of 2011.

The following table sets forth the percentage of Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the three months ended March 31,
	2012		2011		2012		2011
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)
Customer Class
Water service:
Residential	$305,897	56.5%	$297,445	56.3%	38,475	50.3%	39,138	50.4%
Commercial	106,672	19.7%	101,240	19.2%	17,285	22.6%	17,350	22.4%
Industrial	26,928	5.0%	26,658	5.0%	8,975	11.8%	9,270	11.9%
Public and other	71,281	13.1%	70,046	13.3%	11,726	15.3%	11,832	15.3%
Other water revenues	2,739	0.5%	5,298	1.0%	—	—	—	—

Total water revenues	513,517	94.8%	500,687	94.8%	76,461	100.0%	77,590	100.0%

Wastewater service	19,121	3.5%	18,491	3.5%
Other revenues	9,237	1.7%	9,103	1.7%

	$541,875	100.0%	$528,281	100.0%

The following discussion addresses the increase or decrease in the Regulated Businesses’ revenues and associated billed water sales volumes in gallons by customer class.

Water Services — Water service operating revenues from residential customers for the three months ended March 31, 2012 totaled $305.9 million, an $8.5 million increase, or 2.8%, over the same period of 2011, mainly due to rate increases, partially offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 1.7% for the three months ended March 31, 2012 to 38.5 billion gallons, from 39.1 billion gallons for the same period in 2011. We believe the main factor contributing to the decline is an increased customer focus on conservation and more efficient water-related appliances.

Water service operating revenues from commercial water customers for the three months ended March 31, 2012 increased by $5.4 million, or 5.4%, to $106.7 million mainly due to rate increases, partially offset by a decrease in sales volume compared to the same period in 2011. The volume of water sold to commercial customers decreased by 0.4% for the three months ended March 31, 2012, to 17.3 billion gallons, from 17.4 billion gallons for the three months ended March 31, 2011.

Water service operating revenues from industrial customers totaled $26.9 million for the three months ended March 31, 2012, an increase of $0.3 million, or 1.0%, from those recorded for the same period of 2011, mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to industrial customers totaled 9.0 billion gallons for the three months ended March 31, 2012, a decrease of 3.2% from the 9.3 billion gallons for the three months ended March 31, 2011.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $1.2 million, or 1.8% to $71.3 million, for the three months ended March 31, 2012, mainly due to rate increases. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $31.6 million for the three months ended March 31, 2012, a decrease of $0.2 million over the same period of 2011. Revenues generated by sales to governmental entities and resale customers for the three months ended March 31, 2012 totaled $39.7 million, an increase of $1.4 million from the three months ended March 31, 2011.

Wastewater services — Our subsidiaries provide wastewater services in nine states. Revenues from these services increased by $0.6 million, or 3.4%, to $19.1 million for the three months ended March 31, 2012, from the same period of 2011. The increase was primarily attributable to rate increases in a number of our operating companies.

Operation and maintenance. Operation and maintenance expense decreased $7.0 million, or 2.7%, for the three months ended March 31, 2012, compared to the same period in the prior year. The following table provides information regarding operation and maintenance expense for the three months ended March 31, 2012 and 2011, by major expense category:

	For the three months ended March 31,
	2012	2011	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$58,460	$58,573	$(113)	(0.2%)
Employee-related costs	115,361	122,582	(7,221)	(5.9%)
Operating supplies and services	48,575	48,827	(252)	(0.5%)
Maintenance materials and services	16,134	17,455	(1,321)	(7.6%)
Customer billing and accounting	9,070	8,098	972	12.0%
Other	10,331	9,418	913	9.7%

Total	$257,931	$264,953	$(7,022)	(2.7%)

Production costs and employee-related costs, which account for approximately 67% of the total Regulated Businesses operation and maintenance expense, are discussed in more detail below.

Production costs, by major expense type were as follows:

	For the three months ended March 31,
	2012	2011	Increase (Decrease)	Percentage
	(In thousands)
Fuel and power	$20,100	$20,069	$31	0.2%
Purchased water	22,410	20,815	1,595	7.7%
Chemicals	9,508	10,277	(769)	(7.5%)
Waste disposal	6,442	7,412	(970)	(13.1%)

Total	$58,460	$58,573	$(113)	(0.2%)

Overall production costs remained relatively unchanged for the three months ended March 31, 2012 compared to 2011 with a reduction in chemical costs and waste disposal costs offset by higher purchased water costs. The reduction in chemical costs is attributable to lower water turbidity experience, a reduction in the required production due to the mild winter temperatures in the first quarter of 2012 and a decrease in chemical pricing and lower consumption. The decrease in waste disposal costs is due to the recognition in 2011 of previously deferred costs allowed by a cost recovery mechanism in one of our operating companies. The increase in purchased water costs is primarily due to higher system delivery in certain districts within our California subsidiary for which 100% of the water is sourced from others as a result of an unusually dry first quarter in 2012.

Employee-related costs, including salaries and wages, group insurance, and pension expense, decreased $7.2 million or 5.9%, for the three months ended March 31, 2012 compared to the same period in the prior year. These employee-related costs represented 44.7% and 46.3% of operation and maintenance expense for the three months ended March 31, 2012 and 2011, respectively. The following table provides information with respect to components of employee-related costs for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$78,388	$80,649	$(2,261)	(2.8%)
Pensions	13,339	17,156	(3,817)	(22.2%)
Group insurance	18,869	20,169	(1,300)	(6.4%)
Other benefits	4,765	4,608	157	3.4%

Total	$115,361	$122,582	$(7,221)	(5.9%)

The decreases in salaries and wages and group insurance are mainly attributable to a reduction in headcount driven by vacant positions, an increase in costs capitalized as a result of the nature of projects worked on during 2012, which is mainly a result of the milder winter weather in the first quarter of 2012 compared to the first quarter 2011, as well as lower incentive compensation. These decreases were partially offset by higher costs resulting from annual wage increases and $2.4 million in severance-related costs associated with organizational realignment. The decrease in pension expense for the three months ended March 31, 2012 was primarily due to decreased contributions in certain of our regulated operating companies whose costs and revenue requirements are based on the actual cash contributions to our pension trust accounts.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, transportation expenses, information systems rental charges and other office equipment rental charges. These costs decreased $0.3 million, or 0.5%, for the three months ended March 31, 2012, primarily due to reduction in leased vehicle costs, partially offset by higher contracted services.

Maintenance materials and services, which include emergency repairs as well as costs for preventive maintenance, decreased $1.3 million, or 7.6%, for the three months ended March 31, 2012. This decrease was attributable to lower costs related to paving and backfilling, most of which is attributable to a decrease in the number of main breaks as a result of the milder winter weather.

Customer billing and accounting expenses, which include uncollectible accounts expense, postage and other customer related expenses, increased by $1.0 million, or 12.0%, for the three months ended March 31, 2012 compared to the same period in the prior year. This increase was primarily due to an increase in uncollectible expense of $0.8 million and higher collection agency fees.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. The increase in these costs was driven by higher insurance costs for the three months ended March 31, 2012, as 2011 insurance costs reflected incremental credits resulting from positive resolution of prior years’ claims.

Operating expenses. The increase in operating expenses is primarily due to higher depreciation and amortization expense of $6.2 million, principally resulting from additional utility plant placed in service, and an increase in general taxes of $1.2 million, principally attributable to higher property, gross receipts and capital stock taxes offset by the decrease in operation and maintenance expense, as explained above.

Market-Based Operations

The following table provides certain financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended March 31,
	2012	2011	Increase
	(In thousands)
Operating revenues	$80,581	$75,382	$5,199
Operation and maintenance expense	67,771	64,536	3,235
Operating expenses, net	70,763	68,274	2,489
Income from continuing operations before income taxes	10,469	7,674	2,795

Operating revenues. The net increase in revenues is primarily attributable to an increase in the Contract Operations Group revenues of $5.0 million, mainly due to incremental revenues associated with military construction and operations & maintenance projects.

Operation and maintenance. Operation and maintenance expense increased $3.2 million, or 5.0%, for the three months ended March 31, 2012 compared to the same period in the prior year. The following table provides information regarding operation and maintenance expense for the three months ended March 31, 2012 and 2011, by major expense category:

	For the three months ended March 31,
	2012	2011	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$12,039	$12,341	$(302)	(2.4%)
Employee-related costs	17,518	17,561	(43)	(0.2%)
Operating supplies and services	27,804	23,282	4,522	19.4%
Maintenance materials and services	9,008	9,357	(349)	(3.7%)
Other, including uncollectible expense	1,402	1,995	(593)	(29.7%)

Total	$67,771	$64,536	$3,235	5.0%

The overall increase in O&M expenses for the three months ended March 31, 2012 compared to the same period in the prior year is driven by the increase in operating supplies and services. The increase in operating supplies and services is mainly attributable to higher expenses in the Contract Operations Group, which are related to the increased activity with our military construction projects, reflecting the increase in revenues.

Operating expense. The increase in operating expenses is primarily due to the increase in operation and maintenance expense, which is explained above.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term capital requirements. The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and a revolving credit facility with $840.0 million in aggregate total commitments from a diversified group of banks. The Company closely monitors the financial condition of the financial institutions associated with its credit facility.

In order to meet our short-term liquidity needs, we, through American Water Capital Corp, (“AWCC”), our financing subsidiary, primarily issue commercial paper, which is supported by the revolving credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit. AWCC had no outstanding borrowings and $36.8 million of outstanding letters of credit under the revolving credit facility as of March 31, 2012. As of March 31, 2012, AWCC had $803.2 million under our credit facility that we can use to fulfill our short-term liquidity needs, issue letters of credit and support our $133.1 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us, or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are greatest during the third quarter of each fiscal year. Cash flows from operating activities for the three months ended March 31, 2012 were $148.1 million compared to $161.5 million for the three months ended March 31, 2011.

The following table provides a summary of the major items affecting our cash flows from operating activities for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
	(In thousands)
Net income	$41,754	$26,233
Add (subtract):
Non-cash operating activities(1)	181,623	154,126
Changes in working capital(2)	(34,851)	29,970
Pension and postretirement healthcare contributions	(40,427)	(48,803)

Net cash flows provided by operations	$148,099	$161,526

(1)	Includes depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on asset dispositions and purchases, pension and non-pension postretirement benefits expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable including income taxes, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued and other current liabilities.

The decrease in cash flows from operations for the three months ended March 31, 2012 compared to the same period in 2011 is primarily driven by changes in working capital.

During the first quarter of 2012, we revised the amount we expect to contribute to fund our pension plans for 2012. We estimate employer contributions to the plan to be approximately $97.9 million for 2012 compared to $126.7 million, as previously disclosed in Form 10-K for the year ended December 31, 2011. The 2012 contribution is subject to change as a result of the annual valuation occurring in the third quarter of 2012, which is based on the Employee Retirement Income Security Act of 1974 minimum funding requirements.

Cash Flows from Investing Activities

The following table provides information regarding cash flows provided by or used in investing activities for the periods indicated:

	For the three months ended March 31,
	2012	2011
	(In thousands)
Net capital expenditures	$(233,366)	$(176,411)
Proceeds from sale of assets and securities	461,375	158
Other investing activities, net(1)	1,596	10,065

Net cash flows provided by (used in) investing activities	$229,605	$(166,188)

(1)	Includes acquisitions, removal costs from property, plant and equipment retirements, net, and net funds released.

Cash flows provided by investing activities for the three months ended March 31, 2012 was $229.6 million compared to cash flows used in investing activities of $166.2 million for the three months ended March 31, 2011. The variance from 2011 to 2012 is mainly attributable to the proceeds received from the sale of our Arizona and New Mexico subsidiaries on January 31, 2012. Capital expenditures increased $57.0 million to $233.4 million for the three months ended March 31, 2012 from $176.4 million for the three months ended March 31, 2011. This increase is attributable to increased spending on infrastructure replacement programs due to the milder winter weather in the first quarter of 2012, an increase in capital spending for our business transformation project as well as expenditures associated with the replacement of one of our New Jersey water treatment facilities.

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

The following long-term debt was issued during the first three months of 2012:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	1.00%-2.41%	2029-2032	$14,372

Total issuances				$14,372

Proceeds from the above issuances were received from the Pennsylvania Infrastructure Investment Authority and will be used to fund certain specified projects.

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first three months of 2012:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Other subsidiaries	Mortgage bonds-fixed rate	7.95%	2012	$4,200
Other subsidiaries	Private activity bonds and government funded debt-fixed rate	0.00%-5.90%	2012-2031	1,973
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	1,100
Other	Capital leases			56

Total retirements and redemptions				$7,329

Included in the long-term debt redemptions/retirements is $4.2 million related to our Ohio subsidiary, which is classified as discontinued operations.

From time to time, and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives. Subsequent to March 31, 2012, we have issued notices of redemption for $150.4 million of outstanding bonds with original maturity dates ranging from 2026 to 2038 and interest rates ranging from 5.25% to 5.90%. These bonds will now mature at various dates in the second quarter. We intend to refinance these bonds in 2012 with either commercial paper borrowings or long-term debt.

Credit Facilities and Short-Term Debt

The components of short-term debt at March 31, 2012 were as follows:

Amount
(In thousands)
Commercial paper, net	$133,097
Bank overdraft	14,115

Total short-term debt	$147,212

The following table provides information as of March 31, 2012, regarding letters of credit sub-limits and available capacities under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under the revolving credit facilities:

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
March 31, 2012	$840,000	$803,159	$150,000	$113,159	$133,097	$—

Interest rates on advances under the revolving credit facility are based on either the prime rate or LIBOR, plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the facility at the time of the borrowing. The current spread over LIBOR is 22.5 basis points and the maximum spread over LIBOR is 55 basis points.

The weighted-average interest rate on short-term borrowings for the three months ended March 31, 2012 was approximately 0.52% compared to 0.40% for the three months ended March 31, 2011.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At March 31, 2012	At December 31, 2011
Common stockholder equity and preferred stock without mandatory redemption rights	43%	42%
Long-term debt and redeemable preferred stock at redemption value	55%	53%
Short-term debt and current portion of long-term debt	2%	5%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit facility. We were in compliance with our covenants as of March 31, 2012. Our failure to comply with restrictive covenants under our credit facilities could accelerate repayment obligations.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. As of March 31, 2012, our ratio was 0.57 and therefore we were in compliance with the covenant.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets, is directly affected by securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we also issue debt through our regulated subsidiaries, primarily in the form of tax exempt securities, to lower our overall cost of debt.

On January 30, 2012, Standard & Poor’s Ratings Services, which we refer to as S&P, reaffirmed its BBB+ corporate credit rating on AWCC and American Water and AWCC’s “A2” short-term rating. Both S&P and Moody’s rating outlook for both American Water and AWCC is stable. The following table shows the Company’s securities ratings as of March 31, 2012:

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

On March 1, 2012, the Company made a cash dividend payment of $0.23 per share to all shareholders of record as of February 3, 2012. In March 2011, the Company made a cash dividend payment of $0.22 per share to all shareholders of record as of February 18, 2011.

On February 24, 2012, our board of directors declared a quarterly cash dividend payment of $0.23 per share payable on June 1, 2012 to all shareholders of record as of April 20, 2012.

Market Risk

There have been no significant changes to our market risk since December 31, 2011. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” in our Form 10-K for the year ended December 31, 2011 filed with the SEC for a discussion of our critical accounting policies.

Recent Accounting Pronouncements

See Part I, Item 1 Consolidated Financial Statements Note 2 – New Accounting Pronouncements in this Quarterly Report on Form 10-Q for a discussion of new accounting standards recently adopted or pending adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. For further discussion of market risks, see “Market Risk” in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

American Water Works Company, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 (“the Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of March 31, 2012 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) in Part I, Item 3, “Legal Proceedings.”

Alternative Water Supply in Lieu of Carmel River Diversions

As described in the Form 10-K, the California State Water Resources Control Board adopted a Cease and Desist Order applicable to California-American Water Company (“CAWC”) on October 20, 2009 (the “2009 Order”), and CAWC appealed the 2009 Order to the Superior Court of California, challenging the findings and requirements of the 2009 Order. CAWC, the State Water Resources Control Board and other parties to CAWC’s action and related actions have entered into settlement negotiations, which are continuing.

As also described in the Form 10-K, CAWC filed a petition (the “Petition”) with the California Public Utilities Commission (“CPUC”) seeking clarification that it may go forward with constructing four pipelines and two pump stations (the “Ancillary Facilities”), regardless of the status of the Regional Desalination Project (the “Project”) that was to be implemented through a Water Purchase Agreement (“WPA”) and ancillary agreements (the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and CAWC. As also noted in the Form 10-K, at a prehearing conference with respect to the Petition held on January 24, 2012, CAWC advised the administrative law judge assigned to the matter that it will seek CPUC approval of an alternate project, and the administrative law judge directed CAWC to file, jointly with MCWD and MCWRA, if possible, a status report addressing various issues related to the Project and to submit a compliance filing to address CAWC’s plans to move forward on a new project.

CAWC, MCWD and MCWRA were unable to reach agreement on a status report. As a result, on March 1, 2012, each entity filed a separate status report, and CAWC also filed a compliance report. In addition, on March 15, 2012, the three entities each filed responses to some or all of the other entities’ filings.

In the filings, CAWC asserted, among other things, that proceeding with the Project is no longer in the public interest because the Project cannot be completed in time to meet the California State Water Resources Control Board’s December 2016 deadline for reducing normal diversions from the Carmel River. MCWD urged the CPUC to, among other things, dismiss or deny the Petition and direct CAWC, MCWRA and MCWD to expeditiously perform their contractual obligations in connection with the Project. MCWRA stated that it leaves it to CAWC to address how CAWC presently intends to move forward. Each of the parties also generally reasserted certain positions previously taken with respect to this matter, which are summarized in the Form 10-K.

MCWD also asserted in its filings that if the CPUC determines that the Project is no longer the preferred water supply solution, it should require CAWC to reimburse MCWD for all costs expended by MCWD in connection with the Project. In its status report, MCWRA asserted that it was entitled to reimbursement of all costs or expenses relating to the Project, including enumerated expenses under the WPA. Each of MCWD and MCWRA also claimed that it is entitled to forgiveness of the indebtedness to CAWC that it incurred in connection with the Project. In response, CAWC has challenged MCWD’s claim that it is entitled to reimbursement for certain claimed litigation expenses, and has stated generally that, in light of the failure of MCWD and MCWRA to fulfill their contractual obligations under the WPA, their entitlement to reimbursement is unclear.

By letter dated March 27, 2012, counsel for MCWD stated that MCWD may have claims against CAWC and/or American Water Works Company, Inc. related to the Project and/or alternatives to the Project. The letter did not formally assert claims, but called for the preservation of all relevant evidence. By letter dated March 30, 2012, addressed to, among others, CAWC and MCWD, the County of Monterey (the “County”) and MCWRA stated that they may have legal claims against the addressees and the addressees may have evidence relevant to claims the County and MCWRA may have against other parties, and called for the preservation of evidence related to specified matters, including matters related to the Project. By separate letters, each dated April 20, 2012, to counsel for MCWD, MCWRA and the County, counsel for CAWC called for the preservation of evidence relevant to the WPA and other Project-related agreements.

On April 23, 2012, CAWC filed an application with the CPUC for approval of the Monterey Peninsula Water Supply Project (the “New Project”). The New Project involves construction of a desalination plant and related facilities, all to be owned by CAWC. In addition, the New Project may encompass CAWC’s purchase of water from the proposed Monterey Peninsula Groundwater Replenishment Project, a joint project between the Monterey Regional Water Pollution Control Agency and the Monterey Peninsula Water Management District (“MPWMD”). The New Project also would involve aquifer storage and recovery through an already established aquifer storage and recovery program between CAWC and the MPWMD. In its application, CAWC is seeking approval to construct a desalination plant that can accommodate 9.0 million gallons per day. However, if the Groundwater Replenishment Project meets certain specified milestones by the time CAWC is ready to construct the plant (currently estimated to be near the end of 2014) and the cost for water to be purchased by CAWC is reasonable, CAWC would make the appropriate filing to reduce the size of the desalination plant so that it accommodates 5.4 million gallons per day.

CAWC has estimated the total project cost for the 9.0 million gallons per day desalination plant and related facilities to be approximately $367 million ($320 million if the size of the plant is reduced to 5.4 million gallons per day). CAWC stated in the application that it anticipates, based on discussion with the State Water Resources Control Board , that it is eligible for a State Revolving Fund Loan for the New Project. The application also seeks CPUC approval of ratemaking mechanisms designed to enable CAWC to recover its costs related to construction and operation of the New Project, including funding for principal and interest on the State Revolving Fund Loan.

CAWC’s ability to move forward on the New Project will be subject to extensive administrative review, including public hearings before the CPUC and testimony from intervening parties. In addition, a large number of federal, state and local approvals must be obtained, and other possible impediments, including a Monterey County ordinance limiting sponsorship of a desalination project to government-owned enterprises, must be addressed (however, the CPUC’s General Counsel has opined in a letter to the Monterey County Counsel that the ordinance is preempted and of no legal validity). Therefore, we cannot assure you that the New Project will be approved or completed.

San Clemente Dam

As noted in the Form 10-K, CAWC has challenged the Proposed Decision, as revised (the “PD”), of the administrative law judge assigned to CAWC’s application for approval of the Carmel River Reroute and San Clemente Dam Removal Project. The CPUC vote on the PD has been postponed several times.

On April 24, 2012, Commissioner Catherine J. K. Sandoval of the CPUC issued an Alternate Proposed Decision (the “Alternate PD”). The Alternate PD also provided for approval of the project, but includes significant changes from the PD.

The Alternate PD, like the PD, provided for rate recovery by CAWC of the $49 million in prospective costs over a 20 year period, but would not place a firm cap on projected costs, which would enable CAWC to seek authority from the CPUC to raise the cap if project costs exceed $49 million. In addition, the Alternate PD would permit CAWC to earn its full rate of equity return and the actual cost of debt on the project. While the $49 million to be recovered by CAWC would be offset by tax benefits derived by CAWC’s donation of certain land, the offset will not apply to a parcel being used for utility purposes and which is not part of the project. In addition, the Alternate PD would permit CAWC’s rate recovery of approximately $27 million in historical costs. The Alternate PD would place all authorized and estimated costs in a regulatory asset account and would provide recovery of the regulatory asset over a twenty-year period beginning July 1, 2012. The Alternate PD also finds that CAWC did not make a misrepresentation regarding descriptions of the use of the dam as a point of water diversion.

Parties to the proceeding may file comments on the Alternate PD by May 14, 2012. No date has been scheduled for the CPUC’s decision on the PD and the Alternate PD.

Other Matters

As previously disclosed in the Form 10-K, in November 2010, the Ontario Ministry of Justice commenced a proceeding against Terratec Environmental Ltd., one of the Company’s Canadian subsidiaries, alleging the violation of the Ontario Water Resource Act in connection with the alleged discharge of anaerobic digestate into a creek that leads to Lake Ontario. Terratec has settled this matter by agreeing to pay a fine in an amount that is not material.

The Company at times is involved in other proceedings or litigation arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will materially affect the Company’s financial position or results of operations. However, litigation and other proceedings are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is possible that some litigation and other proceedings could be decided in a manner that is unfavorable to us, and that any such unfavorable decisions could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011 and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

EXHIBIT INDEX

Exhibit Number	Exhibit Description
*10.1	2012 Annual Incentive Plan Highlights Brochure

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Nonqualified Stock Option Grant for ML1 – L5

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Performance Stock Unit Grant Form A for ML1 – L5

*10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Performance Stock Unit Grant Form B for ML1 – L5

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 2, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2012.

American Water Works Company, Inc. (Registrant)

/s/ Jeffry Sterba
Jeffry Sterba
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ellen C. Wolf
Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
*10.1	2012 Annual Incentive Plan Highlights Brochure

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Nonqualified Stock Option Grant for ML1 – L5

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Performance Stock Unit Grant Form A for ML1 – L5

*10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Performance Stock Unit Grant Form B for ML1 – L5

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 2, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

*	filed herewith.