Form 10-Q
period 2012-06-30
American Water Works Company, Inc.
filed 2012-08-02
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2012
Common Stock, $0.01 par value per share	176,430,023 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,526,087 at June 30 and $3,360,005 at December 31	$11,233,630	$10,872,042
Nonutility property, net of accumulated depreciation of $180,568 at June 30 and $164,417 at December 31	153,681	149,056

Total property, plant and equipment	11,387,311	11,021,098

Current assets
Cash and cash equivalents	12,919	14,207
Restricted funds	98,698	32,438
Utility customer accounts receivable	187,738	150,720
Allowance for uncollectible accounts	(13,140)	(15,319)
Unbilled utility revenues	161,851	134,938
Other receivables, net	63,195	60,413
Income taxes receivable	5,822	7,672
Materials and supplies	31,712	28,598
Assets of discontinued operations	0	929,858
Other	57,579	54,134

Total current assets	606,374	1,397,659

Regulatory and other long-term assets
Regulatory assets	1,139,223	1,079,661
Restricted funds	13,103	25,503
Goodwill	1,207,572	1,195,069
Other	59,178	57,401

Total regulatory and other long-term assets	2,419,076	2,357,634

TOTAL ASSETS	$14,412,761	$14,776,391

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 176,317 and 175,664 shares outstanding at June 30 and December 31, respectively)	$1,763	$1,757
Paid-in-capital	6,198,594	6,180,558
Accumulated deficit	(1,785,039)	(1,848,801)
Accumulated other comprehensive loss	(93,890)	(97,677)

Common stockholders’ equity	4,321,428	4,235,837
Preferred stock without mandatory redemption requirements	4,547	4,547

Total stockholders’ equity	4,325,975	4,240,384

Long-term debt
Long-term debt	5,203,133	5,339,947
Redeemable preferred stock at redemption value	19,275	21,137

Total capitalization	9,548,383	9,601,468

Current liabilities
Short-term debt	361,972	515,050
Current portion of long-term debt	120,289	28,858
Accounts payable	183,908	243,709
Taxes accrued	39,122	36,606
Interest accrued	57,406	59,067
Liabilities of discontinued operations	0	382,218
Other	255,267	223,597

Total current liabilities	1,017,964	1,489,105

Regulatory and other long-term liabilities
Advances for construction	377,769	386,970
Deferred income taxes	1,434,201	1,288,797
Deferred investment tax credits	28,668	29,427
Regulatory liabilities	352,550	325,829
Accrued pension expense	391,162	411,998
Accrued postretirement benefit expense	234,678	237,086
Other	38,627	38,963

Total regulatory and other long-term liabilities	2,857,655	2,719,070

Contributions in aid of construction	988,759	966,748
Commitments and contingencies (See Note 10)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$14,412,761	$14,776,391

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$745,607	$668,873	$1,364,161	$1,265,588

Operating expenses
Operation and maintenance	327,577	327,157	637,581	637,978
Depreciation and amortization	92,329	87,342	184,433	174,220
General taxes	55,282	52,951	112,403	108,449
(Gain) loss on asset dispositions and purchases	(213)	28	(626)	296

Total operating expenses, net	474,975	467,478	933,791	920,943

Operating income	270,632	201,395	430,370	344,645

Other income (expenses)
Interest, net	(79,730)	(78,469)	(159,384)	(154,660)
Allowance for other funds used during construction	5,076	2,535	9,438	5,363
Allowance for borrowed funds used during construction	2,313	1,198	4,394	2,402
Amortization of debt expense	(1,361)	(1,255)	(2,627)	(2,547)
Other, net	335	680	(281)	(475)

Total other income (expenses)	(73,367)	(75,311)	(148,460)	(149,917)

Income from continuing operations before income taxes	197,265	126,084	281,910	194,728
Provision for income taxes	80,602	51,267	115,995	79,212

Income from continuing operations	116,663	74,817	165,915	115,516
Income (loss) from discontinued operations, net of tax	(9,637)	6,293	(17,135)	(8,173)

Net income	$107,026	$81,110	$148,780	$107,343

Other comprehensive income, net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $28 and $28 for the three months ended and $56 and $56 for the six months ended, respectively	$44	$43	$88	$87
Actuarial loss, net of tax of $1,167 and $720 for the three months ended and $2,334 and $1,440 for the six months ended, respectively	1,826	1,126	3,651	2,252
Foreign currency translation adjustment	(211)	93	48	411

Other comprehensive income	1,659	1,262	3,787	2,750

Comprehensive income	$108,685	$82,372	$152,567	$110,093

Basic earnings per common share: (a)
Income from continuing operations	$0.66	$0.43	$0.94	$0.66

Income (loss) from discontinued operations, net of tax	$(0.05)	$0.04	$(0.10)	$(0.05)

Net income	$0.61	$0.46	$0.84	$0.61

Diluted earnings per common share: (a)
Income from continuing operations	$0.66	$0.42	$0.94	$0.66

Income (loss) from discontinued operations, net of tax	$(0.05)	$0.04	$(0.10)	$(0.05)

Net income	$0.60	$0.46	$0.84	$0.61

Average common shares outstanding during the period:
Basic	176,331	175,469	176,122	175,364

Diluted	177,491	176,419	177,296	176,255

Dividends per common share	$0.25	$0.45	$0.48	$0.67

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$148,780	$107,343
Adjustments
Depreciation and amortization	184,433	174,220
Provision for deferred income taxes	57,833	69,579
Amortization of deferred investment tax credits	(759)	(771)
Provision for losses on utility accounts receivable	7,402	7,774
Allowance for other funds used during construction	(9,438)	(5,363)
(Gain) loss on asset dispositions and purchases	(626)	296
Pension and non-pension post retirement benefits	40,283	35,720
Other, net	(18,922)	25,475
Changes in assets and liabilities
Receivables and unbilled utility revenues	(75,541)	(44,705)
Income taxes receivable	1,850	(3,443)
Other current assets	665	(35,564)
Pension and non-pension post retirement benefit contributions	(62,591)	(72,006)
Accounts payable	(43,252)	(14,728)
Taxes accrued, including income taxes	68,804	15,580
Interest accrued	(2,051)	(1,306)
Change in book overdraft	21,515	0
Other current liabilities	(1,514)	4,295

Net cash provided by operating activities	316,871	262,396

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(476,300)	(391,792)
Acquisitions	(44,293)	(4,769)
Proceeds from sale of assets and securities	560,010	6,657
Removal costs from property, plant and equipment retirements, net	(24,634)	(24,038)
Net restricted funds released	14,886	38,517

Net cash provided by (used in) investing activities	29,669	(375,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	14,730	12,275
Repayment of long-term debt	(158,188)	(64,208)
Net (repayments) borrowings under short-term debt agreements	(119,077)	247,946
Proceeds from issuances of employee stock plans and DRIP	12,594	8,852
Advances and contributions for construction, net of refunds of $6,491 and $8,550 at June 30, 2012 and 2011, respectively	16,720	11,193
Change in bank overdraft position	(34,812)	(25,411)
Debt issuance costs	0	(552)
Redemption of preferred stock	(1,100)	(6)
Dividends paid	(80,943)	(77,105)
Other	2,248	399

Net cash (used in) provided by financing activities	(347,828)	113,383

Net (decrease) increase in cash and cash equivalents	(1,288)	354
Cash and cash equivalents at beginning of period	14,207	13,112

Cash and cash equivalents at end of period	$12,919	$13,466

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$93,783	$80,573
Non-cash financing activity:
Long-term debt	$68,746	$0
Dividends accrued	$44,079	$40,351
Advances and contributions	$6,188	$10,027

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2011	175,664	$1,757	$6,180,558	$(1,848,801)	$(97,677)	0	$0	$4,547	$4,240,384
Net income	—	—	—	148,780	—	—	—	—	148,780
Direct stock reinvestment and purchase plan, net of expense of $6	30	0	1,022	—	—	—	—	—	1,022
Employee stock purchase plan	26	0	1,056	—	—	31	1,046	—	2,102
Stock-based compensation activity	597	6	15,958	(399)	—	(31)	(1,046)	—	14,519
Other comprehensive income, net of tax of $2,390	—	—	—	—	3,787	—	—	—	3,787
Dividends	—	—	—	(84,619)	—	—	—	—	(84,619)

Balance at June 30, 2012	176,317	$1,763	$6,198,594	$(1,785,039)	$(93,890)	0	$0	$4,547	$4,325,975

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2010	174,996	$1,750	$6,156,675	$(1,959,235)	$(71,446)	(1)	$(19)	$4,547	$4,132,272
Net income	—	—	—	107,343	—	—	—	—	107,343
Direct stock reinvestment and purchase plan, net of expense of $9	34	0	948	—	—	—	—	—	948
Employee stock purchase plan	59	1	1,586	—	—	—	—	—	1,587
Stock-based compensation activity	349	3	10,838	(392)	—	1	19	—	10,468
Other comprehensive income, net of tax of $1,496	—	—	—	—	2,750	—	—	—	2,750
Dividends	—	—	—	(117,456)	—	—	—	—	(117,456)

Balance at June 30, 2011	175,438	$1,754	$6,170,047	$(1,969,740)	$(68,696)	0	$0	$4,547	$4,137,912

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at June 30, 2012, the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

During the fourth quarter of 2011, the Company discovered errors in the Company’s calculations of gains or losses on discontinued operations that originated in the first and second quarters of 2011. As a result, the Company recorded after-tax charges totaling $24,555, which included associated parent company goodwill, to reduce the net asset values of those businesses to their net realizable values. These charges were recognized within discontinued operations and net income and included in the operating results for the year ended December 31, 2011. In the footnotes to the Consolidated Financial Statements for the period ended December 31, 2011, the Company corrected the presentation of the first and second quarters of 2011. Additionally the Company reflected this correction in the corresponding prior periods presented in the Consolidated Statements of Operations and Comprehensive Income for the three and six-month periods ended June 30, 2012. The write-downs included in the first and second quarters of 2011 totaled $21,099 and $3,456, respectively.

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

Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in either one continuous statement or two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB deferred the requirement to present reclassification adjustments of other comprehensive income on the face of the income statement. The new guidance is effective for the Company beginning on January 1, 2012. As the Company already presents the components of net income and other comprehensive income in one continuous statement, the adoption of the new guidance did not have an impact on its results of operations, financial position or cash flows.

Testing Goodwill for Impairment

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test that is currently in place. Under the new guidance, an entity will not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed by the Company beginning on January 1, 2012. The adoption of this update is not expected to have a significant impact on its results of operations, financial position or cash flows.

Note 3: Acquisitions and Divestitures

Acquisitions

As of June 30, 2012, the Company closed on five acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $44,293. Included in this total was the Company’s May 1, 2012 acquisition of all of the capital stock of Aqua New York, Inc. (the “Acquisition”) for a total cash purchase price of $39,273 plus assumed liabilities, subject to post-closing purchase price adjustments that may occur during the second half of 2012. The Acquisition, which expanded the Company’s service area in the state of New York, added approximately 50,000 customers to regulated operations.

The Acquisition was accounted for as a business combination; accordingly, operating results from May 1, 2012 were included in the Company’s results of operations. The preliminary purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of acquisition. The Company’s regulatory practice has been followed whereby property, plant and equipment (rate base) is considered fair value for business combination purposes. Similarly, regulatory assets and liabilities acquired have been recorded at book value and are subject to regulatory approval where applicable. The acquired debt and employee benefit plans have been fair valued using common valuation techniques. The acquired debt has been valued in a manner consistent with the Company’s Level 2 and Level 3 pre-acquisition debt. (See Note 13) The Company has recognized employee benefit plan liabilities on the acquisition date for the funded status of defined-benefit plans assumed as part of the business combination. The pro forma impact of this acquisition would not have been material to the Company’s results of operations for the three and six months ended June 30, 2012 and 2011, respectively. Total assets acquired in the Acquisition were $106,911, including $58,669 of plant, $32,884 of regulatory assets, $2,855 of other assets and $12,503 of goodwill; liabilities assumed totaled $67,638, including long-term debt of $25,215, $15,377 of regulatory liabilities, $15,029 of deferred taxes, $2,307 of other liabilities and $9,710 of pension and postretirement welfare liabilities.

Divestitures

As part of the Company’s strategic review of its business investments, it has previously entered into agreements to sell assets or stock of certain subsidiaries.

In January 2012, the Company completed the close of the sale of its Arizona and New Mexico subsidiaries. Initial sales proceeds were $461,057, and the Company recorded no gain or loss at the time of the sale closing. In June 2012, as part of post-closing adjustments to finalize the sale, the Company remitted $2,448 to the purchaser, and recorded a pretax loss on sale for the same amount.

In May 2012, the Company completed the close of the sale of its Ohio subsidiary. Initial sales proceeds were $101,083 and are subject to post-closing adjustments. The Company recorded a pretax loss on sale of $5,166, primarily due to pension settlement costs calculated at closing.

As disclosed in Note 1 included herein, the Company previously revised its 2011 first quarter results for an after-tax impairment charge of $21,099, which was recorded as an asset impairment charge to reduce parent company goodwill that had been allocated to the Arizona and New Mexico subsidiaries. An additional $3,456 after-tax asset impairment charge was recorded in the Company’s 2011 second quarter results for parent company goodwill allocated to the Ohio subsidiary transaction.

In June 2011, the Company completed the sale of the assets of its Texas subsidiary for sale proceeds of $6,245. In the first quarter of 2011, the Company had previously recognized an after-tax impairment charge of $552 for parent company goodwill allocated to the Texas subsidiary.

Charges recorded in connection with the discontinued operations include estimates that are subject to subsequent adjustments.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$3,160	$45,329	$19,377	$83,456
Total operating expenses, net	15,465	33,101	27,918	81,266

Operating income (loss)	(12,305)	12,228	(8,541)	2,190
Other income (expenses), net	(47)	118	(167)	410

Income (loss) from discontinued operations before income taxes	(12,352)	12,346	(8,708)	2,600
Provision (benefit) for income taxes	(2,715)	6,053	8,427	10,773

Income (loss) from discontinued operations, net of tax	$(9,637)	$6,293	$(17,135)	$(8,173)

There were no assets or liabilities of discontinued operations at June 30, 2012. Assets and liabilities of discontinued operations at December 31, 2011 include the following:

Assets:
Total property, plant and equipment	$833,023
Current assets	21,906
Regulatory assets	43,849
Goodwill	29,608
Other	1,472

Total assets of discontinued operations	$929,858

Liabilities:
Long-term debt	$11,697
Current portion of long-term debt	12,839
Other current liabilities	29,530
Advances for construction	205,034
Regulatory liabilities	4,617
Other	15,540
Contributions in aid of construction	102,961

Total liabilities of discontinued operations	$382,218

Note 4: Goodwill

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year. Interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

In the first quarter of 2011, the Company assessed fair value, including allocated goodwill, and recorded impairments of $21,099 for the pending sales of its Arizona and New Mexico subsidiaries, and $552 for the pending sale of the Company’s assets of its Texas subsidiary. These impairment charges were included in operating results of discontinued operations. (see Note 3 above)

The following table summarizes the six-month changes in goodwill of the Company’s continuing operations by reporting unit:

	Regulated Unit		Market-Based Operations		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2012	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069
Goodwill from acquisitions	12,503	0	0	0	12,503	0	12,503

Balance at June 30, 2012	$3,411,871	$(2,332,670)	$235,990	$(107,619)	$3,647,861	$(2,440,289)	$1,207,572

Balance at January 1, 2011	$3,399,884	$(2,332,670)	$235,990	$(107,619)	$3,635,874	$(2,440,289)	$1,195,585
Reclassifications and other activity	(75)	0	0	0	(75)	0	(75)

Balance at June 30, 2011	$3,399,809	$(2,332,670)	$235,990	$(107,619)	$3,635,799	$(2,440,289)	$1,195,510

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

Note 5: Stockholders’ Equity

Common Stock

In March 2010, the Company established American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of June 30, 2012, there were 4,843 shares available for future issuance under the DRIP. The following table summarizes information regarding issuances under the DRIP for the six months ended June 30, 2012 and 2011:

	2012	2011
Shares of common stock issued	30	34
Cash proceeds received	$1,028	$957

Cash dividend payments made during the three-month periods ended March 31 and June 30 were as follows:

	2012	2011
Dividends per share, three months ended:

March 31	$0.23	$0.22
June 30	0.23	0.22

Total dividends paid, three months ended:

March 31	$40,414	$38,525
June 30	40,529	38,580

On May 11, 2012, the Company declared a quarterly cash dividend payment of $0.25 per share payable on September 3, 2012 to all shareholders of record as of July 6, 2012. As of June 30, 2012, the Company had accrued dividends totaling $44,079 included in other current liabilities in the accompanying Consolidated Balance Sheets.

Stock-Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of June 30, 2012, a total of 10,215 shares were available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$860	$802	$1,706	$1,628
Restricted stock units	2,014	1,699	3,304	2,904
Employee stock purchase plan	121	111	253	208

Stock-based compensation in operation and maintenance expense	2,995	2,612	5,263	4,740
Income tax benefit	(1,169)	(1,019)	(2,053)	(1,849)

After-tax stock-based compensation expense	$1,826	$1,593	$3,210	$2,891

There were no significant stock-based compensation costs capitalized during the six months ended June 30, 2012 and 2011, respectively.

Stock Options

In the first six months of 2012, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2012. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method. The following table presents the weighted-average assumptions used in the pricing model for 2012 grants and the resulting weighted-average grant date fair value per share of stock options granted:

Dividend yield	2.70%
Expected volatility	28.35%
Risk-free interest rate	0.78%
Expected life (years)	4.4
Exercise price	$34.14
Grant date fair value per share	$6.11

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2012, $5,243 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.8 years.

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	3,112	$22.70
Granted	649	34.14
Forfeited or expired	(68)	27.08
Exercised	(457)	21.68

Options outstanding at June 30, 2012	3,236	$25.05	4.4	$29,876

Exercisable at June 30, 2012	1,921	$21.96	3.4	$23,665

The following table summarizes additional information regarding stock options exercised during the six months ended June 30, 2012 and 2011:

	2012	2011
Intrinsic value	$5,594	$1,893
Exercise proceeds	9,896	6,517
Income tax benefit	1,443	253

Restricted Stock Units

In the first six months of 2012, the Company granted restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three-year performance period beginning January 1, 2012 (the “Performance Period”); however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with performance and service conditions are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market and service conditions are valued using a Monte Carlo model. Weighted-average assumptions used in the Monte Carlo simulation for the 2012 grants are as follows:

Expected volatility	22.47%
Risk-free interest rate	0.43%
Expected life (years)	3

The grant date fair value of the restricted stock awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. As of June 30, 2012, $5,948 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.1 years.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2012	577	$25.09
Granted	172	37.40
Vested	(182)	23.01
Forfeited	(17)	29.69
Cancelled	(2)	22.08

Nonvested total at June 30, 2012	548	$29.51

The following table summarizes additional information regarding restricted stock units distributed during the six months ended June 30, 2012 and 2011:

	2012	2011
Intrinsic value	$5,804	$1,695
Income tax benefit	798	99

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $399 and $392 to retained earnings during the six months ended June 30, 2012 and 2011, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of June 30, 2012 there were 1,535 shares of common stock reserved for issuance under the ESPP. During the six months ended June 30, 2012, the Company issued 57 shares under the ESPP.

Note 6: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted- Average Rate	Maturity Date	June 30, 2012	December 31, 2011
Long-term debt of American Water Capital Corp. (“AWCC”) (a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	5.39%-10.00%	6.25%	2013-2040	3,089,409	3,089,409
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.77%	2012-2041	1,159,519	1,206,332
Mortgage bonds
Fixed rate	5.48%-9.71%	7.40%	2012-2039	697,800	697,800
Mandatory redeemable preferred stock	8.47%-9.75%	8.61%	2019-2036	21,001	22,101
Notes payable and other (b)	9.49%-12.17%	11.70%	2013-2026	1,478	1,691

Long-term debt				5,291,817	5,339,943
Unamortized debt discount, net (c)				43,497	43,888
Fair value adjustment to interest rate hedge				7,383	6,111

Total long-term debt				$5,342,697	$5,389,942

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)	Includes capital lease obligations of $1,149 and $1,264 at June 30, 2012 and December 31, 2011, respectively.
(c)	Includes fair value adjustments recognized in acquisition purchase accounting.

The following long-term debt was issued in 2012:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries (1)	Private activity bonds and government funded debt – fixed rate	0.00%-5.00%	2013-2041	$83,476

Total issuances				$83,476

(1)	Included in the issuance amount above was $68,746, which was initially kept in Trust pending the Company’s certification that it has incurred qualifying capital expenditures. These issuances have been presented as non-cash in the accompanying Consolidated Statements of Cash Flows. Subsequent releases of all or a lesser portion of these funds by the applicable Trust are reflected as the release of restricted funds and are included in investing activities in the accompanying Consolidated Statements of Cash Flows.

The following long-term debt was retired through optional redemption or payment at maturity during 2012:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Mortgage bonds – fixed rate	7.95%	2012	$4,200
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-5.90%	2012-2041	153,775
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	1,100
Other	Capital leases and other			213

Total retirements and redemptions				$159,288

Other activity of long-term debt during the first six months of 2012 includes debt assumed in an acquisition totaling $25,215 (see Note 3).

On July 2, 2012, the Company redeemed $86,090 of outstanding bonds maturing in 2028 and 2029 with interest rates ranging from 5.00% to 5.10%. In addition, on July 6, 2012 the Company redeemed $2,827 of preferred stock without mandatory redemption requirements with interest rates ranging from 5.00% to 5.75%. The redemptions were made using commercial paper borrowings.

Interest income included in interest, net is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$2,821	$2,754	$5,633	$5,403

The Company previously entered into an interest-rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company pays variable interest of six-month LIBOR plus 3.422%. This fixed rate and variable rate interest swap is accounted for as a fair value hedge. The swap matures with the fixed-rate debt in 2017. The Company uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure.

At June 30, 2012 and December 31, 2011, the Company had a $100,000 notional amount variable interest-rate swap fair value hedge outstanding. The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

	June 30, 2012	December 31, 2011
Regulatory and other long-term assets
Other	$7,088	$5,824
Long-term debt
Long-term debt	7,383	6,111

For derivative instruments that are designated as and qualify as fair value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	20111
Interest, net
Gain (loss) on swap	$1,497	$2,767	$1,263	$1,614
Gain (loss) on borrowing	(1,549)	(2,420)	(1,272)	(1,433)
Hedge ineffectiveness	(52)	347	(9)	181

Note 7: Short-Term Debt

The components of short-term debt are as follows:

	June 30, 2012	December 31, 2011
Commercial paper, net of $28 and $52 discount at June 30 and December 31, respectively	$361,972	$481,048
Bank overdraft	0	34,002

Total short-term debt	$361,972	$515,050

Prior to January 1, 2012, the Company had overdraft protection provided by a revolving credit line with PNC Bank, N.A. The Company did not renew this credit line at December 31, 2011. Accordingly, the Company’s outstanding checks on its cash accounts with PNC Bank, N.A. are classified, as of January 1, 2012, as other current liabilities in the accompanying Consolidated Balance Sheets, and changes in those accounts are included in operating activities for 2012 in the accompanying Consolidated Statements of Cash Flows.

Note 8: Income Taxes

The Company’s estimated annual effective tax rate for the six months ended June 30, 2012 was 40.2% compared to 40.5% for the six months ended June 30, 2011, excluding various discrete items. The Company’s actual effective tax rates on continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Actual effective tax rate on continuing operations	40.9%	40.7%	41.1%	40.7%

Note 9: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic pension benefit cost
Service cost	$8,507	$8,411	$17,014	$16,821
Interest cost	17,521	17,261	35,042	34,523
Expected return on plan assets	(19,618)	(18,027)	(39,237)	(36,054)
Amortization of:
Prior service cost	180	181	361	361
Actuarial loss	7,403	4,637	14,805	9,275

Net periodic pension benefit cost	$13,993	$12,463	$27,985	$24,926

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic other postretirement benefit cost
Service cost	$3,525	$3,484	$7,051	$6,969
Interest cost	7,858	7,804	15,716	15,609
Expected return on plan assets	(7,141)	(7,194)	(14,281)	(14,389)
Amortization of:
Prior service credit	(478)	(481)	(957)	(962)
Actuarial loss	2,385	1,784	4,769	3,567

Net periodic other postretirement benefit cost	$6,149	$5,397	$12,298	$10,794

The Company contributed $47,600 to its defined benefit pension plans in the first six months of 2012 and expects to contribute $49,928 during the balance of 2012. In addition, the Company contributed $14,991 for the funding of its other postretirement plans in the first six months of 2012 and expects to contribute $15,083 during the balance of 2012.

Note 10: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At June 30, 2012, the Company has accrued approximately $3,200 as probable costs and it is reasonably possible that additional losses could range up to $32,200 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,986,000 at June 30, 2012. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2012 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,032,000 at June 30, 2012. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 11: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $4,400 and $5,500 at June 30, 2012 and December 31, 2011, respectively. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at June 30, 2012 and December 31, 2011 include $9,041 and $9,187 respectively, related to the NOAA agreement.

Note 12: Earnings per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of the Company’s income from continuing operations, income (loss) from discontinued operations, and net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Income from continuing operations	$116,663	$74,817	$165,915	$115,516
Income (loss) from discontinued operations, net of tax	(9,637)	6,293	(17,135)	(8,173)
Net income	107,026	81,110	148,780	107,343
Less: Distributed earnings to common shareholders	40,744	38,810	81,308	77,461
Less: Distributed earnings to participating securities	19	19	34	35

Undistributed earnings	66,263	42,281	67,438	29,847
Undistributed earnings allocated to common shareholders	66,235	42,261	67,411	29,834
Undistributed earnings allocated to participating securities	28	20	27	13

Total income from continuing operations available to common shareholders, basic	$116,616	$74,778	$165,854	$115,468

Total income available to common shareholders, basic	$106,979	$81,071	$148,719	$107,295

Weighted-average common shares outstanding, basic	176,331	175,469	176,122	175,364

Basic earnings per share: (a)
Income from continuing operations	$0.66	$0.43	$0.94	$0.66

Income (loss) from discontinued operations, net of tax	$(0.05)	$0.04	$(0.10)	$(0.05)

Net income	$0.61	$0.46	$0.84	$0.61

(a)	Amounts may not sum due to rounding.

Diluted earnings per common share is based on the weighted-average number of common shares outstanding, adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options, and employee stock purchase plan. The dilutive effect of the common stock equivalents is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units, exercise of the stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the Company’s income from continuing operations, income (loss) from discontinued operations and net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Diluted:
Total income from continuing operations available to common shareholders, basic	$116,616	$74,778	$165,854	$115,468
Income (loss) from discontinued operations, net of tax	(9,637)	6,293	(17,135)	(8,173)
Total income available to common shareholders, basic	106,979	81,071	148,719	107,295
Undistributed earnings allocated to participating securities	28	20	27	13
Total income from continuing operations available to common shareholders, diluted	$116,644	$74,798	$165,881	$115,481

Total income available to common shareholders, diluted	$107,007	$81,091	$148,746	$107,308

Weighted-average common shares outstanding, basic	176,331	175,469	176,122	175,364
Stock-based compensation:
Restricted stock units	573	475	550	443
Stock options	586	473	623	446
Employee stock purchase plan	1	2	1	2

Weighted-average common shares outstanding, diluted	177,491	176,419	177,296	176,255

Diluted earnings per share: (a)
Income from continuing operations	$0.66	$0.42	$0.94	$0.66

Income (loss) from discontinued operations, net of tax	$(0.05)	$0.04	$(0.10)	$(0.05)

Net income	$0.60	$0.46	$0.84	$0.61

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	634	729	634	729
Restricted stock units where certain performance conditions were not met	63	139	63	140

Note 13: Fair Value of Assets and Liabilities

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

Preferred stock with mandatory redemption requirements and long-term debt: The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs. The fair values of instruments classified as Level 2 and 3 are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. The Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility BBB+ debt securities. The Company used these yield curve assumptions to derive a base yield for the Level 2 and Level 3 securities. Additionally, the Company adjusted the base yield for specific features of the debt securities including call features, coupon tax treatment and collateral for the Level 3 instruments.

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

		At Fair Value as of June 30, 2012
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stocks with mandatory redemption requirements	$20,925	$0	$0	$27,013	$27,013
Long-term debt (excluding capital lease obligations)	5,320,623	2,375,384	1,623,486	2,686,345	6,685,215

As of December 31, 2011	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$22,036	$26,458
Long-term debt (excluding capital lease obligations)	5,366,642	6,230,547

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2012 and December 31, 2011, respectively:

	At Fair Value as of June 30, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$111,801	—	—	$111,801
Rabbi trust investments	—	$501	—	501
Deposits	1,866	—	—	1,866
Mark-to-market derivative asset	—	7,088	—	7,088

Total assets	$113,667	$7,589	—	$121,256

Liabilities:
Deferred compensation obligation	—	$9,342	—	$9,342

Total liabilities	—	$9,342	—	$9,342

Total net assets (liabilities)	$113,667	$(1,753)	—	$111,914

	At Fair Value as of December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$57,941	—	—	$57,941
Rabbi trust investments	—	$518	—	518
Deposits	2,287	—	—	2,287
Mark-to-market derivative asset	—	5,824	—	5,824

Total assets	$60,228	$6,342	—	$66,570

Liabilities:
Deferred compensation obligation	—	$9,036	—	$9,036

Total liabilities	—	$9,036	—	$9,036

Total net assets (liabilities)	$60,228	$(2,694)	—	$57,534

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

Mark-to-market derivative asset – The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.

Note 14: Segment Information

The Company has two operating segments which are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Operations.

The following table includes the Company’s summarized segment information from continuing operations, except as noted below:

	As of or for the Three Months Ended June 30, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$667,601	$82,795	$(4,789)	$745,607
Depreciation and amortization	84,702	1,649	5,978	92,329
Total operating expenses, net	406,417	73,982	(5,424)	474,975
Income (loss) from continuing operations before income taxes	204,874	9,738	(17,347)	197,265
Total assets	12,434,806	281,572	1,696,383	14,412,761
Assets of discontinued operations (included in total assets above)	0	0	0	0
Capital expenditures	242,859	75	0	242,934
Capital expenditures of discontinued operations (included in above)	185	0	0	185

	As of or for the Three Months Ended June 30, 2011
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$594,441	$82,424	$(7,992)	$668,873
Depreciation and amortization	79,797	1,727	5,818	87,342
Total operating expenses, net	400,719	75,753	(8,994)	467,478
Income (loss) from continuing operations before income taxes	138,020	7,259	(19,195)	126,084
Total assets	12,537,877	264,985	1,519,416	14,322,278
Assets of discontinued operations (included in total assets above)	906,547	7,188	4,428	918,163
Capital expenditures	214,045	1,336	0	215,381
Capital expenditures of discontinued operations (included in above)	5,139	26	0	5,165

	As of or for the Six Months Ended June 30, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,209,476	$163,376	$(8,691)	$1,364,161
Depreciation and amortization	169,490	3,330	11,613	184,433
Total operating expenses, net	801,059	144,747	(12,015)	933,791
Income (loss) from continuing operations before income taxes	295,290	20,208	(33,588)	281,910
Total assets	12,434,806	281,572	1,696,383	14,412,761
Assets of discontinued operations (included in total assets above)	0	0	0	0
Capital expenditures	476,057	243	0	476,300
Capital expenditures of discontinued operations (included in above)	2,884	0	0	2,884

	As of or for the Six Months Ended June 30, 2011
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,122,722	$157,806	$(14,940)	$1,265,588
Depreciation and amortization	158,377	3,496	12,347	174,220
Total operating expenses, net	795,066	144,027	(18,150)	920,943
Income (loss) from continuing operations before income taxes	215,082	14,933	(35,287)	194,728
Total assets	12,537,877	264,985	1,519,416	14,322,278
Assets of discontinued operations (included in total assets above)	906,547	7,188	4,428	918,163
Capital expenditures	390,017	1,775	0	391,792
Capital expenditures of discontinued operations (included in above)	11,019	84	0	11,103

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

All financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), reflects only continuing operations. As previously disclosed in our Form 10-K for the year ended December 31, 2011, as part of our portfolio optimization initiative, we entered into agreements to sell our regulated subsidiaries in Arizona, New Mexico, Ohio and our regulated water and wastewater systems in Texas. The sale of the Texas subsidiary assets was completed in June 2011. In the first quarter of 2012, we completed the divestiture of the Arizona and New Mexico subsidiaries, and on May 1, 2012, we completed the divestiture of our Ohio subsidiary. Also, on December 31, 2011, we completed the sale of Applied Water Management, Inc. (“AWM”), which was part of our Contract Operations line of business within our Market-Based Operations segment. Therefore, the financial results of these entities have been presented as discontinued operations for all periods, unless otherwise noted. Additionally, during the fourth quarter of 2011, we discovered errors in our calculations of gains or losses on discontinued operations that originated in the first and second quarters of 2011. As a result, we recorded after-tax charges totaling $24.6 million, which included associated parent company goodwill, to reduce the net asset values of those businesses to their net realizable values. These charges were recognized within discontinued operations and net income and included in the operating results for the year ended December 31, 2011. The write-down included in the first and second quarters of 2011 totaled $21.1 million and $3.5 million, respectively, and are reflected, where necessary, in the amounts reported for the three and six months ended June 30, 2011.

Financial Results. For the three months ended June 30, 2012, we reported net income of $107.0 million, or diluted earnings per share (“EPS”) of $0.60 compared to $81.1 million, or diluted EPS of $0.46 for the comparable period in 2011. Income from continuing operations was $116.7 million for the second quarter of 2012 compared to $74.8 million in the second quarter of 2011. Diluted income from continuing operations per average common share was $0.66 for the second quarter of 2012 as compared to $0.42 for the second quarter of 2011.

For the six months ended June 30, 2012, our net income amounted to $148.8 million, or diluted earnings per share of $0.84 compared to $107.3 million, or diluted EPS of $0.61 for the comparable period in 2011. Income from continuing operations was $165.9 million for the six months ended June 30, 2012 compared to $115.5 million for the same period in 2011. Diluted income from continuing operations per average common share was $0.94 for the six months ended June 30, 2012 as compared to $0.66 for the first six months of 2011.

The primary drivers contributing to these increases in net income from continuing operations for both the three and six months ended June 30, 2012 were increased revenues in our Regulated Businesses resulting from rate increases and higher demand, as well as slightly higher revenues in our Market-Based Operations segment. Partially offsetting these increases were higher depreciation and amortization expense and general taxes. For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

In 2012, our focus is on executing our portfolio optimization initiative, actively addressing regulatory lag and declining usage, continuing to make efficient use of capital and continuing to improve our regulated operation and maintenance (“O&M”) efficiency ratio. Also, in 2012, we look to grow our Market-Based Operations with a focus on the Homeowners Services Group and Military Contract Operations and to optimize our municipal contract operations business model to provide for value creation for both American Water and the municipality. The progress that we have made in the first six months of 2012 with respect to three of these objectives is described below. In regards to our other 2012 goals not explicitly outlined below, we continue to make progress.

Portfolio Optimization Initiative. We continue to execute our plan for optimizing our Regulated Businesses’ portfolio. In the first quarter of 2012, we completed the sale of our regulated operations in Arizona and New Mexico. On May 1, 2012, we completed the divestiture of our Ohio subsidiary, which served approximately 58,000 customers.

Also, on May 1, 2012, we completed our purchase of seven regulated water systems in New York, for $39.3 million in cash plus assumed liabilities of $67.6 million. This acquisition added approximately 50,000 customers to our New York regulated operations.

Addressing Regulatory Lag and Declining Usage. During the second quarter of 2012, we filed a general rate case in Tennessee requesting additional annualized revenues of approximately $10.6 million. Also, during the three months ended June 30, 2012, we were granted additional annualized revenues from general rate cases totaling $60.4 million.

On May 1, 2012, our New Jersey rate case, which we filed in the third quarter of 2011, was approved by the Board of Public Utilities. The new rates were effective May 1, 2012. On June 6, 2012, the Indiana Utility Regulatory Commission (“IURC”) issued an order adjusting rates on a statewide basis for Indiana American Water. The IURC order became effective June 15, 2012. On June 7, 2012, our California general rate case was approved by California’s Public Utilities Commission (“CPUC”), authorizing a total of approximately $28.5 million in additional annualized revenues for 2012. The increased revenue requirement was retroactively effective back to January 1, 2012.

Also, in April, 2012, additional annualized revenues of $1.7 million resulting from infrastructure charges for our Pennsylvania subsidiary became effective.

The table below provides further details of annualized revenues, assuming a constant volume, resulting from rate authorizations granted:

	Annualized Rate Increases Granted
	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
	(In millions)
State
General Rate Cases:
New Jersey	$30.0	$30.0
Missouri	—	24.0
New York (a)	—	5.6
Iowa	—	2.8
Indiana	1.9	1.9
California	28.5	28.5
Other	—	0.2

Total General Rate Cases	$60.4	$93.0

Infrastructure Charges
Pennsylvania	$1.7	$1.7
Other	$0.3	$0.3

Total Infrastructure charges	$2.0	$2.0

a) Amount includes $3.0 million increase effective April 1, 2012. The remainder of the $5.6 million annualized revenue increase of $1.4 million and $1.2 million will become effective April 1, 2013 and April 1, 2014, respectively.

On July 1, 2012, additional annualized revenue of $3.0 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective. Also on July 20, 2012, our New Jersey subsidiary filed a Foundational Filing for a Distribution System Improvement Charge.

On July 12, 2012, the CPUC approved California’s cost of capital application. This approval is retroactive to January 1, 2012 and is estimated to provide additional annualized revenues of $4.4 million. Also, on July 12, 2012, interim rates which would provide for an additional $6.0 million of annualized revenues, including $5.7 million of jurisdictional revenue under bond and subject to refund, were put into effect for our Virginia subsidiary. There is no assurance that the bonded amount, or any portion thereof, will be approved.

As of July 31, 2012, we are awaiting final orders in three states, requesting additional annualized revenues of $54.1 million. There is no assurance that all, or any portion of any requested increase, will be granted.

In regards to another regulatory matter, in June 2012, the CPUC approved our request to permanently remove the San Clemente Dam from the Carmel River on the Monterey Peninsula. The estimated project construction cost is $83 million, of which $49 million will be recovered from rate payers and $34 million will come from the State Coastal Conservancy. This decision also permitted California-American Water Company rate recovery of approximately $27 million in historical costs.

Continue Improvement in O&M Efficiency Ratio for our Regulated Businesses. Our O&M efficiency ratio (a non-GAAP measure) is calculated only on our Regulated operations and is defined as operation and maintenance expense divided by operating revenues where both operation and maintenance expense and operating revenues are adjusted for purchased water expense. Our operating efficiency ratio was 37.9% for the three months ended June 30, 2012 compared to 43.2% for the three months ended June 30, 2011. Our operating efficiency ratio was 41.2% for the six months ended June 30, 2012 compared to 45.5% for the same period in 2011.

The improvement in our O&M efficiency ratio was driven by our continued focus on operating expense control as well as an increase in revenue relating to rate cases and increased customer usage. We evaluate our operating performance using this measure because management believes it is one measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report. The following table provides a reconciliation that compares operation and maintenance expense and operating revenues, as determined in accordance with GAAP, to Adjusted Regulated O&M expense and Adjusted Regulated Operating Revenues, and also shows our operating efficiency ratio for the three and six months ended June 30, 2012 as compared to the same periods in 2011:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Total O&M expense	$327,577	$327,157	$637,581	$637,978
Less:
O&M expense – Market-Based Operations	71,118	72,702	138,891	137,238
O&M expense – Other	(13,572)	(16,928)	(29,272)	(35,596)

Total Regulated O&M expense	270,031	271,383	527,962	536,336
Less: Regulated purchased water	27,597	25,565	50,007	46,380

Adjusted Regulated O&M expense(a)	$242,434	$245,818	$477,955	$489,956

Total Operating Revenues	$745,607	$668,873	$1,364,161	$1,265,588
Less:
Operating revenues – Market-Based Operations	82,795	82,424	163,376	157,806
Operating revenues – Other	(4,789)	(7,992)	(8,691)	(14,940)

Total Regulated operating revenues	667,601	594,441	1,209,476	1,122,722
Less: Regulated purchased water expense*	27,597	25,565	50,007	46,380

Adjusted Regulated operating revenues(b)	$640,004	$568,876	$1,159,469	$1,076,342

Regulated O&M efficiency ratio(a)/(b)	37.9%	43.2%	41.2%	45.5%

*	Calculation assumes purchased water revenues approximate purchased water expenses.

Other Matters

Business Transformation Project

On August 1, 2012, our new business systems associated with Phase I of our business transformation project went live. Phase I consisted of the roll-out of the Enterprise Resource Planning systems, which encompass applications that will handle human resources, finance, and supply chain/procurement management. Phase II consists of the roll-out of a new Enterprise Asset Management system, which will manage an asset’s lifecycle, and a Customer Information system, which contains all billing and data pertaining to American Water’s customers for our Regulated segment. Phase II is expected to be completed by December 31, 2013. As we make adjustments to our operations as a result of this project, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. A project of this size will have an impact on our control environment. Although efforts have been made to minimize any adverse impact, we cannot assure that all such impacts have been mitigated. Through June 30, 2012, we have spent $211.5 million on the project with $71.7 million spent in 2012. Expenditures associated with the project are included in the estimated capital investment spending of $900 million for 2012 and $800 million to $1 billion in 2013.

Consolidated Results of Operations and Variances

	For the three months ended June 30,			For the six months ended June 30,
	(In thousands, except per share data)
(In thousands)	2012	2011	Favorable (Unfavorable) Change	2012	2011	Favorable (Unfavorable) Change
Operating revenues	$745,607	$668,873	$76,734	$1,364,161	$1,265,588	$98,573

Operating expenses
Operation and maintenance	327,577	327,157	(420)	637,581	637,978	397
Depreciation and amortization	92,329	87,342	(4,987)	184,433	174,220	(10,213)
General taxes	55,282	52,951	(2,331)	112,403	108,449	(3,954)
(Gain) loss on asset dispositions and purchases	(213)	28	241	(626)	296	922

Total operating expenses, net	474,975	467,478	(7,497)	933,791	920,943	(12,848)

Operating income	270,632	201,395	69,237	430,370	344,645	85,725

Other income (expenses)
Interest, net	(79,730)	(78,469)	(1,261)	(159,384)	(154,660)	(4,724)
Allowance for other funds used during construction	5,076	2,535	2,541	9,438	5,363	4,075
Allowance for borrowed funds used during construction	2,313	1,198	1,115	4,394	2,402	1,992
Amortization of debt expense	(1,361)	(1,255)	(106)	(2,627)	(2,547)	(80)
Other, net	335	680	(345)	(281)	(475)	194

Total other income (expenses)	(73,367)	(75,311)	1,944	(148,460)	(149,917)	1,457

Income from continuing operations before income taxes	197,265	126,084	71,181	281,910	194,728	87,182
Provision for income taxes	80,602	51,267	(29,335)	115,995	79,212	(36,783)

Income from continuing operations	116,663	74,817	41,846	165,915	115,516	50,399
Income (loss) from discontinued operations, net of tax	(9,637)	6,293	(15,930)	(17,135)	(8,173)	(8,962)

Net income	$107,026	$81,110	$25,916	$148,780	$107,343	$41,437

Basic earnings per common share:(a)
Income from continuing operations	$0.66	$0.43		$0.94	$0.66

Income from discontinued operations, net of tax	$(0.05)	$0.04		$(0.10)	$(0.05)

Net income	$0.61	$0.46		$0.84	$0.61

Diluted earnings per common share:(a)
Income from continuing operations	$0.66	$0.42		$0.94	$0.66

Income from discontinued operations, net of tax	$(0.05)	$0.04		$(0.10)	$(0.05)

Net income	$0.60	$0.46		$0.84	$0.61

Average common shares outstanding during the period:
Basic	176,331	175,469		176,122	175,364

Diluted	177,491	176,419		177,296	176,255

(a)	Amounts may not sum due to rounding

The following is a discussion of the consolidated results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

Operating revenues. Consolidated operating revenues for the three months ended June 30, 2012 increased $76.7 million, or 11.5%, compared to the same period in 2011 and is mainly attributable to a $73.2 million increase in our Regulated Businesses segment mainly as a result of rate increases as well as increased usage in the second quarter of 2012. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the three months ended June 30, 2012 increased by $0.4 million, or 0.1%, compared to the same period in 2011. For further information, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $5.0 million, or 5.7%, for the three months ended June 30, 2012 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $2.3 million, or 4.4%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was principally due to higher property taxes of $1.8 million, primarily related to our recently acquired New York properties.

Other income (expenses). Other expenses decreased by $1.9 million, or 2.6%, for the three months ended June 30, 2012 compared to the same period in the prior year. This decrease is attributable to an increase in allowance for funds used during construction (“AFUDC”) of $3.7 million, which is mainly attributable to increased construction activity, including the replacement of a water treatment facility in our New Jersey regulated subsidiary. Partially offsetting this decrease was an increase in interest expense, net of interest income, of $1.3 million, or 1.6%, for the three months ended June 30, 2012 compared to the same period in the prior year, primarily attributable to higher interest expense associated with our interest rate swap and incremental interest expense on borrowings associated with certain restricted funds in 2012.

Provision for income taxes. Our consolidated provision for income taxes increased $29.3 million, or 57.2%, to $80.6 million for the three months ended June 30, 2012. The effective tax rates for the three months ended June 30, 2012 and 2011 were 40.9% and 40.7%, respectively.

Income (loss) from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio, as well as those of our AWM subsidiary within the Market-Based Operations segment, have been classified as discontinued operations for all periods presented. The increase in the loss from discontinued operations, net of tax is primarily attributable to the disposition of our Ohio subsidiary, which accounted for $5.2 million, and a $2.4 million pre-tax sales price adjustment in connection with the disposition of our Arizona and New Mexico subsidiaries. Additionally, the 2011 amount included net income associated with the discontinued operations for the period and a benefit of $3.2 million related to the cessation of depreciation for our Arizona, New Mexico, and Texas subsidiaries offset by $3.5 million after-tax write-down recorded in the second quarter of 2011 to reduce the net asset values of certain of the discontinued operations. Under GAAP, operations that are considered discontinued operations cease to depreciate their assets.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Operating revenues. Consolidated operating revenues for the six months ended June 30, 2012 increased $98.6 million, or 7.8%, compared to the same period in 2011. This change reflects an $86.8 million increase in our Regulated Businesses segment, which was mainly attributable to rate increases and usage, and a $5.6 million increase in our Market-Based Operations segment, which was due to contract growth and price increases in homeowner services, and incremental revenues associated with military construction and operations. For further information, see the “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the six months ended June 30, 2012 decreased $0.4 million, or 0.1%, compared to the same period in 2011. For further information, see the “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $10.2 million, or 5.9%, for the six months ended June 30, 2012 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes. General taxes expense increased by $4.0 million, or 3.6%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was principally due to higher property taxes of $2.2 million, which is primarily related to our recently acquired New York properties, as well as higher payroll and gross receipt taxes.

Other income (expenses). Other expenses decreased by $1.5 million, or 1.0%, for the six months ended June 30, 2012 compared to the same period in the prior year and is primarily attributable to an increase in AFUDC of $6.1 million related to increased construction activity, including the water treatment facility replacement project in our New Jersey subsidiary. Partially offsetting this decrease was an increase in interest expense, net of interest income, of $4.7 million, or 3.1%, for the six months ended June 30, 2012 compared to the same period in the prior year. This increase is mainly attributable to accelerated amortization recorded in 2011 of $3.1 million in unamortized debt discounts associated with debt that was redeemed during the first quarter of 2011, as well as higher interest expense associated with our interest rate swap and incremental interest expense on borrowings associated with certain restricted funds.

Provision for income taxes. Our consolidated provision for income taxes increased $36.8 million, or 46.4%, to $116.0 million for the six months ended June 30, 2012. The effective tax rates for the six months ended June 30, 2012 and 2011 were 41.1% and 40.7%, respectively.

Income (loss) from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio as well as those of our AWM subsidiary within the Market-Based Operations segment, have been classified as discontinued operations for all periods presented. The increase in loss from discontinued operations, net of tax is primarily related to the disposition of our Ohio subsidiary, $9.7 million in charges for income taxes resulting from the divestiture of our Arizona and New Mexico subsidiaries and the $2.4 million pre-tax sales price adjustment in connection with the disposition of our Arizona and New Mexico subsidiaries. Additionally, the 2011 amount included net income as a result of the operations of those subsidiaries and an after-tax benefit of $7.9 million related to the cessation of depreciation for our Arizona, New Mexico, and Texas subsidiaries. Under GAAP, operations that are considered discontinued operations cease to depreciate their assets. Partially offsetting the 2011 income (loss) from discontinued operations, net of tax amount was $24.6 million after-tax write-downs recorded in 2011 to reduce the net asset values of certain of our discontinued operations.

Segment Results

We have two operating segments that are also our reportable segments: the Regulated Businesses and the Market-Based Operations. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income from continuing operations before income taxes.

Regulated Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(In thousands)
Operating revenues	$667,601	$594,441	$73,160	$1,209,476	$1,122,722	$86,754
Operation and maintenance expense	270,031	271,383	(1,352)	527,962	536,336	(8,374)
Operating expenses, net	406,417	400,719	5,698	801,059	795,066	5,993
Income from continuing operations before income taxes	204,874	138,020	66,854	295,290	215,082	80,208

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is generally subject to state regulation and our results of operations are impacted significantly by rates authorized by the regulatory commissions in the states in which we operate.

Operating revenues increased by $73.2 million, or 12.3%, for the three months ended June 30, 2012 and $86.8 million, or 7.7%, for the six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our operating companies, higher demand, additional revenues associated with acquisitions and a retroactive adjustment in the second quarter of 2012 totaling $7.2 million resulting from the issuance of a final rate order in California.

The impact of rate increases on revenues was approximately $32.0 million and $52.2 million for the three and six months ending June 30, 2012, respectively. The increase in revenues associated with higher demand amounted to approximately $27 million and $21 million for the three and six months ended June 30, 2012, respectively, which is attributable to increased customer consumption in 2012 compared to 2011, which we believe is primarily attributable to the warmer/drier weather in the second quarter of 2012. Lastly, revenues were higher by $7.9 million and $8.5 million for the three and six months ended June 30, 2012, respectively, compared to the same period in 2011 as a result of acquisitions, with the most significant being our New York acquisition in the second quarter of 2012.

The following table provides information regarding the Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the three months ended June 30,
	2012		2011		2012		2011
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)
Customer Class
Water service:
Residential	$383,879	57.5%	$335,772	56.5%	45,304	51.0%	42,473	51.0%
Commercial	130,917	19.6%	117,829	19.8%	20,371	23.0%	19,103	22.9%
Industrial	35,860	5.4%	30,391	5.1%	9,754	11.0%	9,491	11.4%
Public and other	79,567	11.9%	74,796	12.6%	13,353	15.0%	12,193	14.7%
Other water revenues	7,960	1.2%	6,020	1.0%	—	—	—	—

Total water revenues	638,183	95.6%	564,808	95.0%	88,782	100.0%	83,260	100.0%

Wastewater service	19,669	2.9%	19,411	3.3%
Other revenues	9,749	1.5%	10,222	1.7%

	$667,601	100.0%	$594,441	100.0%

	For the six months ended June 30,
	2012		2011		2012		2011
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)
Customer Class
Water service:
Residential	$689,776	57.0%	$633,217	56.4%	83,779	50.7%	81,610	50.7%
Commercial	237,589	19.6%	219,069	19.5%	37,656	22.8%	36,453	22.7%
Industrial	62,788	5.2%	57,049	5.1%	18,729	11.3%	18,761	11.7%
Public and other	150,848	12.5%	144,842	12.9%	25,079	15.2%	24,026	14.9%
Other water revenues	10,699	0.9%	11,318	1.0%	—	—	—	—

Total water revenues	1,151,700	95.2%	1,065,495	94.9%	165,243	100.0%	160,850	100.0%

Wastewater service	38,790	3.2%	37,902	3.4%
Other revenues	18,986	1.6%	19,325	1.7%

	$1,209,476	100.0%	$1,122,722	100.0%

Water Services – Water service operating revenues from residential customers for the three months ended June 30, 2012 increased by $48.1 million, or 14.3%, compared to the three months ended June 30, 2011. For the six months ended June 30, 2012 these revenues increased by $56.6 million, or 8.9%, over the same period in 2011. The increases are primarily due to rate increases as well as increased sales volumes. For the three months ended June 30, 2012, the volume of water sold to residential customers increased by 6.7% compared to the same period in 2011. For the six months ended June 30, 2012, the volume sold to these customers increased by 2.7% as compared to the same period in 2011. We believe this higher consumption for both the three and six month periods is driven by the warmer/drier weather in June 2012 in our eastern and midwestern operating states as compared to June 2011. Also contributing to the increased sales volumes was the additional consumption resulting from our New York acquisition.

Water service operating revenues from commercial water customers for the three months ended June 30, 2012 increased by $13.1 million, or 11.1%, compared to the same period in 2011. For the six months ended June 30, 2012, these revenues increased by $18.5 million, or 8.5%, to $237.6 million, compared to June 30, 2011. These increases were mainly due to rate increases as well as increased sales volume. The volume of water sold to commercial customers increased by 6.6% and 3.3% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Water service operating revenues from industrial customers, increased $5.5 million, or 18.0%, for the three months ended June 30, 2012 compared to those recorded for the same period of 2011, mainly due to rate increases and an increase in sales volume. For the three months ended June 30, 2012, the volume of water sold to industrial customers increased by 2.8% compared to the same period in 2011. For the six months ended June 30, 2012, water service operating revenues from industrial customers increased $5.7 million, or 10.1%, compared to the same period of 2011 and is primarily due to rate increases. The volume of water sold to industrial customers for the six months ended June 30, 2012 decreased 0.2% compared to the six months ended June 30, 2011.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $4.8 million, or 6.4%, and $6.0 million, or 4.1%, for the three and six months ended June 30, 2012, respectively, mainly due to increased sale volumes.

Wastewater services – Our subsidiaries provide wastewater services in nine states. Revenues from these services increased by $0.3 million, or 1.3%, to $19.7 million for the three months ended June 30, 2012, compared to the same period of 2011. Revenues from these services for the six months ended June 30, 2012 increased by $0.9 million, or 2.3%, to $38.8 million, compared to the same period of 2011. The increases in both periods were primarily attributable to rate increases in a number of our operating companies.

Operation and maintenance. Operation and maintenance expense decreased $1.4 million, or 0.5%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Operation and maintenance expense decreased $8.4 million, or 1.6%, for the six months ended June 30, 2012, compared to the same period in the prior year. The following table provides information regarding operation and maintenance expense for the three and six months ended June 30, 2012 and 2011, by major expense category:

	For the three months ended June 30,				For the six months ended June 30,
	2012	2011*	Increase (Decrease)	Percentage	2012	2011*	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$67,427	$65,711	$1,716	2.6%	$125,887	$124,284	$1,603	1.3%
Employee-related costs	117,647	119,909	(2,262)	(1.9%)	233,008	242,491	(9,483)	(3.9%)
Operating supplies and services	46,294	47,475	(1,181)	(2.5%)	94,869	96,302	(1,433)	(1.5%)
Maintenance materials and services	15,922	16,187	(265)	(1.6%)	32,056	33,642	(1,586)	(4.7%)
Customer billing and accounting	10,337	12,761	(2,424)	(19.0%)	19,407	20,859	(1,452)	(7.0%)
Other	12,404	9,340	3,064	32.8%	22,735	18,758	3,977	21.2%

Total	$270,031	$271,383	$(1,352)	(0.5%)	$527,962	$536,336	$(8,374)	(1.6%)

*	Certain reclassifications have been made between categories in order for 2011 to conform with 2012 presentation.

Production costs and employee-related costs, which account for approximately 70% of the total Regulated Businesses operation and maintenance expense, are discussed in more detail below.

Production costs by major expense type were as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Increase (Decrease)	Percentage	2012	2011	Increase (Decrease)	Percentage
	(Dollars in thousands)
Fuel and power	$21,008	$21,401	$(393)	(1.8%)	$41,108	$41,470	$(362)	(0.9%)
Purchased Water	27,597	25,565	2,032	7.9%	50,007	46,380	3,627	7.8%
Chemicals	12,522	11,728	794	6.8%	22,030	22,005	25	0.1%
Waste disposal	6,300	7,017	(717)	(10.2%)	12,742	14,429	(1,687)	(11.7%)

Total	$67,427	$65,711	$1,716	2.6%	$125,887	$124,284	$1,603	1.3%

Overall production costs increased for the three and six months ended June 30, 2012 compared to the same periods in the prior year, resulting from increased production and sales during the second quarter of 2012. This increase was partially offset by lower fuel and power costs attributable to favorable pricing in 2012 compared to 2011 in one of our regulated operating subsidiaries.

Employee-related costs, including salaries and wages, group insurance, and pension expense, decreased $2.3 million, or 1.9%, for the three months ended June 30, 2012 compared to the same period in the prior year. These employee-related costs represent approximately 44% of operation and maintenance expense for the three months ended June 30, 2012 and 2011. Employee related costs also decreased $9.5 million, or 3.9%, for the six months ended June 30, 2012 compared to the same period in the prior year. These employee-related costs represent approximately 44% and 45%, of operation and maintenance expense for the six months ended June 30, 2012 and 2011, respectively. The following table provides information with respect to components of employee-related costs for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Increase (Decrease)	Percentage	2012	2011	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$82,530	$81,227	$1,303	1.6%	$160,918	$161,876	$(958)	(0.6%)
Pensions	14,484	15,685	(1,201)	(7.7%)	27,823	32,841	(5,018)	(15.3%)
Group insurance	16,562	18,550	(1,988)	(10.7%)	35,431	38,719	(3,288)	(8.5%)
Other benefits	4,071	4,447	(376)	(8.5%)	8,836	9,055	(219)	(2.4%)

Total	$117,647	$119,909	$(2,262)	(1.9%)	$233,008	$242,491	$(9,483)	(3.9%)

For the three months ended June 30, 2012, the overall decrease in employee-related costs was primarily driven by decreased group insurance and pension expense partially offset by an increase in salaries and wages. For the six months ended June 30, 2012, the decrease was driven by lower pension and group insurance expense. The reduction in group insurance costs for the three and six months ended June 30, 2012 compared to the same periods in 2011 is mainly attributable to lower headcount as a result of vacancies, a decrease in the overall cost per person as well as higher capitalization rates. The decrease in pension expense for both the three and six months ended June 30, 2012 was primarily due to decreased contributions in certain of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974. This was partially offset by a $1.7 million incremental charge resulting from the finalization of our California rate case.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, transportation expenses, information systems rental charges and other office equipment rental charges. These costs decreased $1.2 million, or 2.5%, and $1.4 million, or 1.5%, for the three and six months ended June 30, 2012, respectively. The overall decrease was primarily due to lower transportation expenses due to a reduction in leased vehicle costs and $2.1 million in credit adjustments resulting from the finalization of our California rate case. These decreases were offset by higher contracted services for the three and six months ended June 30, 2012, respectively, mainly as a result of backfilling positions, including those left open by employees who are working on our transformation project as well as the use of contractors for other specific projects.

Customer billing and accounting expenses, which includes uncollectible accounts expense, postage and collection agency fees, decreased by $2.4 million, or 19.0%, and $1.5 million, or 7.0%, for the three and six months ended June 30, 2012, respectively, and is mainly the result of reductions in uncollectible accounts expense, reflecting improved collections in our receivables aged in excess of 120 days.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. The increase in these costs was driven by higher insurance costs for the three and six months ended June 30, 2012, as 2012 insurance costs reflected incremental expense resulting from the resolution of prior years’ claims.

Operating expenses. The increase in operating expenses for the three and six months ended June 30, 2012 is primarily due to higher depreciation expense of $4.9 million and $11.1 million, respectively, resulting from additional utility plant placed in service, and increased general taxes of $2.2 million and $3.4 million, respectively, principally attributable to higher property taxes, which are primarily related to our recently acquired New York properties, and higher payroll taxes. These increases were partially offset by the decrease in operation and maintenance expense for both the three and six months ended June 30, 2012 as explained above.

Market-Based Operations

The following table provides financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(In thousands)
Operating revenues	$82,795	$82,424	$371	$163,376	$157,806	$5,570
Operation and maintenance expense	71,118	72,702	(1,584)	138,891	137,238	1,653
Operating expenses, net	73,982	75,753	(1,771)	144,747	144,027	720
Income from continuing operations before income taxes	9,738	7,259	2,479	20,208	14,933	5,275

Operating revenues. Revenues for the three months ended June 30, 2012 increased $0.4 million compared to the same period in 2011 and is primarily attributable to an increase in the Homeowner Services Group revenues of $3.1 million partially offset by decreases in Contract Operations Group revenues of $1.5 million and in Carbon Services Group revenues of $1.8 million.

The net increase in revenues for the six months ended June 30, 2012 compared to the same period in 2011 is primarily attributable to a $2.7 million increase in our Homeowner Services Group revenues associated with continued contract growth, a price increase and a $3.5 million increase in our Contract Operations Group revenues, which is mainly due to incremental revenues associated with military construction and operation and maintenance projects.

Operation and maintenance. Operation and maintenance expense decreased $1.6 million, or 2.2%, for the three months ended June 2012, and increased $1.7 million, or 1.2%, for the six months ended June 30, 2012 compared to the same periods in the prior year.

The following table provides information regarding categories of operation and maintenance expense for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Increase (Decrease)	Percentage	2012	2011*	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$11,479	$12,329	$(850)	(6.9%)	$23,518	$24,670	$(1,152)	(4.7%)
Employee-related costs	18,964	18,705	259	1.4%	36,482	36,266	216	0.6%
Operating supplies and services	28,303	28,899	(596)	(2.1%)	56,107	52,181	3,926	7.5%
Maintenance materials and services	9,826	10,556	(730)	(6.9%)	18,834	19,913	(1,079)	(5.4%)
Other, including uncollectible expense	2,548	2,213	335	15.1%	3,950	4,208	(258)	(6.1%)

Total	$71,120	$72,702	$(1,582)	(2.2%)	$138,891	$137,238	$1,653	1.2%

*	Certain reclassifications have been made between categories in order for 2011 to conform with 2012 presentation.

As noted in the table above, total operation and maintenance expense decreased for the three months ended June 30, 2012 as compared to the same period in 2011, with the main contributors being lower production costs and maintenance materials and supplies. For the six months ended June 30, 2012, an increase in operating supplies and services was partially offset by decreases in production costs and maintenance materials and supplies. The increase in operating supplies and services is attributable to increased construction activity for our military contracts. The decrease in production costs for the six months ended June 30, 2012 compared to the same period in 2011 is primarily due to a decrease in waste disposal costs, while the decrease in maintenance materials and services is due to reduced tank painting costs in 2012.

Operating expense. The change in operating expenses for the three and six months ended June 30, 2012 compared to 2011 is primarily due to the variances in the operation and maintenance expense for those respective periods and is explained above.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term capital requirements. We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and a revolving credit facility with $840.0 million in aggregate total commitments from a diversified group of banks. We closely monitor the financial condition of the financial institutions associated with its credit facility.

In order to meet our short-term liquidity needs, we, through American Water Capital Corp. (“AWCC”), our financing subsidiary, issue primarily commercial paper, which is supported by the revolving credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit. AWCC had no outstanding borrowings and $35.2 million of outstanding letters of credit under the revolving credit facility as of June 30, 2012. As of June 30, 2012, AWCC had $804.8 million available under our credit facility that we can use to fulfill our short-term liquidity needs, to issue letters of credit and support our $362.0 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from operating activities for the six months ended June 30, 2012 were $316.9 million compared to $262.4 million for the six months ended June 30, 2011.

The following table provides a summary of the major items affecting our cash flows from operating activities for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012	2011
	(In thousands)
Net income	$148,780	$107,343
Add (subtract):
Non-cash operating activities(1)	260,206	306,930
Changes in working capital(2)	(29,524)	(79,871)
Pension and postretirement healthcare contributions	(62,591)	(72,006)

Net cash flows provided by operations	$316,871	$262,396

(1)	Includes, depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on asset dispositions and purchases, pension and non-pension post retirement benefits expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable including income taxes, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued, book overdraft and other current liabilities.

The increase in cash flows from operations for the six months ended June 30, 2012 compared to the same period in 2011 is primarily driven by the increase in operating revenues and the changes in working capital.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the periods indicated:

	For the six months ended June 30,
	2012	2011
	(In thousands)
Net capital expenditures	$(476,300)	$(391,792)
Proceeds from sale of assets and securities	560,010	6,657
Acquisitions	(44,293)	(4,769)
Other investing activities, net(1)	(9,748)	14,479

Net cash flows provided by (used in) investing activities	$29,669	$(375,425)

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

Cash flows provided by investing activities for the six months ended June 30, 2012 was $29.7 million compared to cash flows used in investing activities of $375.4 million for the six months ended June 30, 2011. The variance from 2011 to 2012 is mainly attributable to the proceeds received from the sale of our Arizona and New Mexico subsidiaries in January 2012. The increase of $84.5 million in net capital expenditures from 2011 to 2012 is attributable to increased spending on infrastructure replacement programs due to the milder winter weather in the first quarter of 2012 as compared to 2011, an increase in capital spending for our business transformation project and expenditures associated with the replacement of one of our New Jersey water treatment facilities.

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

The following table provides information on long-term debt that was issued during the first six months of 2012:

Company	Type	Interest Rate		Maturity			Amount (In thousands)
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00 5.00	%- %	2013- 2041	(a	)	$68,746
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	1.00 2.41	%- %	2029- 2032	(b	)	$14,730

Total issuances							$83,476

(a) Proceeds from these issuances were received from New Jersey Environmental Infrastructure Trust and will be used to fund certain specific projects. The proceeds are kept in Trust pending our certification that we have incurred qualifying expenditures. These issuances have been presented as non-cash on the Consolidated Statements of Cash Flows. Subsequent releases of all or a lesser portion of the funds by the Trust are reflected as the release of restricted funds and are included in investing activities in the Consolidated Statements of Cash Flows.

(b) Proceeds from these issuances were received from the Pennsylvania Infrastructure Investment Authority and funded specified projects.

Also, in the second quarter of 2012, and in connection with the acquisition of our additional subsidiaries in New York, we assumed debt of $25.2 million with coupon rates of 5.00% to 6.00% and maturity dates ranging from 2015 to 2035.

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first six months of 2012:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Other subsidiaries	Mortgage bonds – fixed rate	7.95%	2012	$4,200
Other subsidiaries	Private activity bonds and government funded debt	0.00%-5.90%	2012-2041	153,775
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	1,100
Other	Capital leases and other			213

Total retirements and redemptions				$159,288

Included in the long-term debt redemptions/retirements is $4.2 million related to our previously held Ohio subsidiary, which was classified in discontinued operations prior to its divestiture.

During the second quarter of 2012, we issued notices of redemption for $150.4 million of outstanding bonds with original maturity dates ranging from 2026 to 2038 and interest rates ranging from 5.25% to 5.90%. These bonds were redeemed at various dates in the second quarter. Additionally, on July 2, 2012, we redeemed $86.1 million of outstanding bonds with original maturity dates of 2028 to 2029 and interest rates ranging from 5.00% to 5.10%. In addition, on July 6, 2012 we redeemed $2.8 million of preferred stock without mandatory redemption requirements with interest rates ranging from 5.00% to 5.75%. Both the July, 2012 redemptions as well as those occurring in the second quarter were made using commercial paper borrowing.

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other viable transactions.

Credit Facilities and Short-Term Debt

The components of short-term debt at June 30, 2012 were as follows:

Amount (In thousands)
Commercial paper, net	$361,972

Total short-term debt	$361,972

The following table provides information as of June 30, 2012, regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under the revolving credit facilities.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
June 30, 2012	$840,000	$804,845	$150,000	$114,845	$361,972	$0

Interest rates on advances under the revolving credit facility are based on either prime rate or LIBOR, plus an applicable margin based upon our credit ratings, as well as total outstanding amounts under the facility at the time of the borrowing. The current spread over LIBOR is 22.5 basis points and the maximum spread over LIBOR under our revolving credit facility is 55 basis points.

The weighted-average interest rate on short-term borrowings for the six months ended June 30, 2012 was approximately 0.51% compared to 0.39% for the six months ended June 30, 2011.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At June 30, 2012	At December 31, 2011
Common stockholders’ equity and preferred stock without mandatory redemption rights	43%	42%
Long-term debt and redeemable preferred stock at redemption value	52%	53%
Short-term debt and current portion of long-term debt	5%	5%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue new debt or access our revolving credit facility. We were in compliance with our covenants as of June 30, 2012. Our failure to comply with restrictive covenants under our credit facility could accelerate repayment obligations. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of June 30, 2012, our ratio was 0.57 and therefore we were in compliance with the covenant.

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

On January 30, 2012, Standard & Poor’s Ratings Service, which we refer to as S&P, reaffirmed its BBB+ corporate credit rating on AWCC and American Water and AWCC’s “A2” short-term rating. On June 18, 2012, S&P revised its rating outlook for American Water and AWCC to positive from stable. Moody’s rating outlook for both American Water and AWCC continues to be stable. The following table shows the Company’s securities ratings as of June 30, 2012:

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

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include a demand that we provide collateral to secure our obligations. We do not expect that our posting of collateral would have a material adverse impact on our results of operations, financial position or cash flows.

Dividends

Our board of directors has adopted a dividend policy to distribute to our shareholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Since the dividends on our common stock will not be cumulative, only declared dividends will be paid.

In March and June 2012, the Company made cash dividend payments of $0.23 per share to all shareholders of record as February 3, 2012 and April 20, 2012, respectively. In March 2011 and June 2011, the Company made cash dividend payments of $0.22 per share to all shareholders of record as of February 18, 2011 and May 18, 2011, respectively.

On May 11, 2012, our board of directors declared a quarterly cash dividend payment of $0.25 per share payable on September 3, 2012 to all shareholders of record as of July 6, 2012. As of June 30, 2012, these dividends totaling $44.1 million had been accrued in other current liabilities on the accompanying Consolidated Balance Sheets.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of June 30, 2012 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As noted under “Business Transformation Project” in Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, we have undertaken a project with the goals of increasing our operating efficiency and effectiveness and controlling the costs associated with the operation of our business, all of which are important to providing quality service to our customers and communities we serve. The focus of the project is the implementation of Enterprise Resource Planning systems, which encompass applications that will handle human resources, finance and supply chain/procurement management; an Enterprise Asset Management system, which will handle the management of asset lifecycles; and a Customer Information system. The project is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) in Part I, Item 3, “Legal Proceedings,” and in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”) in Part II, Item 1, (“Legal Proceedings”).

Alternative Water Supply in Lieu of Carmel River Diversions

        As described in the Form 10-K, the California State Water Resources Control Board (the “State Water Board”) adopted a Cease and Desist Order applicable to California-American Water Company (“CAWC”) on October 20, 2009 (the “2009 Order”), and CAWC appealed the 2009 Order to the Superior Court of California, challenging the findings and requirements of the 2009 Order. In July 2012, CAWC, the State Water Board, and other parties to CAWC’s action and a related action entered into a Stipulation For Dismissal, Without Prejudice, Agreement to Toll Statute of Limitations and Proposed Order (the “Stipulation”). Under the Stipulation, the actions against the State Water Board generally would be dismissed without prejudice and, subject to limited exceptions, CAWC and the other parties could not initiate a civil action for judicial review of the 2009 Order prior to August 1, 2013. In addition, the statute of limitations related to any future judicial review of the 2009 Order as to claims alleged in the CAWC’s appeal of the 2009 Order and in a related action would be tolled. From CAWC’s perspective, the Stipulation would enable it to focus its efforts on providing a viable alternative water supply in lieu of diversions from the Carmel River, while retaining its right to seek judicial review of the 2009 Order in the future, if necessary. Although not required, the Stipulation has been submitted to the Superior Court for its approval. If the Superior Court does not approve the Stipulation, CAWC will reassess its position with respect to the Stipulation.

As also described in the Form 10-K, CAWC filed a petition (the “Petition”) with the California Public Utilities Commission (“CPUC”) seeking clarification that it may go forward with constructing four pipelines and two pump stations (the “Ancillary Facilities”), regardless of the status of the Regional Desalination Project (the “Project”) that was to be implemented through a Water Purchase Agreement (“WPA”) and ancillary agreements (the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and CAWC. In addition, as described in the Form 10-Q, CAWC filed an application with the CPUC for approval of the Monterey Peninsula Water Supply Project (the “New Project”). The New Project involves construction of a desalination plant and related facilities, all to be owned by CAWC. In addition, the New Project may encompass CAWC’s purchase of water from the proposed Monterey Peninsula Groundwater Replenishment Project, a joint project between the Monterey Regional Water Pollution Control Agency and the Monterey Peninsula Water Management District (“MPWMD”). The New Project also would involve aquifer storage and recovery through an already established aquifer storage and recovery program between CAWC and the MPWMD.

On April 23, 2012, CAWC filed a withdrawal of the Petition, stating that the application for the New Project renders the Petition moot. The CPUC treated the withdrawal as a motion to withdraw and, on July 12, 2012, granted the motion and closed the proceedings relating to the Project. In its decision, the CPUC stated that there may be costs that have been incurred with respect to the Project that may be recoverable in rates, but that it would examine the recoverability of such costs in other proceedings.

As noted in the Form 10-Q, CAWC’s ability to move forward on the New Project will be subject to extensive administrative review. In addition, a large number of federal, state and local approvals must be obtained, and other possible impediments, including a Monterey County (“County”) ordinance limiting sponsorship of a desalination project to government-owned enterprises, must be addressed.

On June 21, 2012, counsel for CAWC sent a letter to the County Counsel of Monterey County stating that, because CAWC is a CPUC-regulated water utility and a public water system regulated by the California Department of Public Health, the ordinance is not enforceable against CAWC. In the letter, CAWC counsel requested that the County Board of Supervisors (“Board of Supervisors”) decide, at its meeting on June 26, 2012, that the ordinance does not apply to and may not be enforced against the desalination facility proposed by CAWC as part of the New Project. Counsel for CAWC added that if the Board of Supervisors decided otherwise or declined to make a decision, CAWC would file suit against the County to resolve the issue. In response, on June 26, 2012, the County filed a complaint for declaratory relief against CAWC and others, in the California Superior Court in and for the County of San Francisco. In its complaint, the County asserts, among other things, that the ordinance applies to CAWC. The County seeks a declaration of the parties’ rights and duties with regard to the application of the ordinance to CAWC and CAWC’s right to lawfully operate a desalination facility in the County without a permit from the County’s Director of Environmental Health. The matter is pending.

We cannot assure you that CAWC’s application for the New Project will be approved or that the New Project will be completed.

San Clemente Dam

As noted in the Form 10-K, CAWC challenged the Proposed Decision, as revised (the “PD”), of the administrative law judge assigned to CAWC’s application for approval of the Carmel River Reroute and San Clemente Dam Removal Project (the “Dam Project”). As also noted in the Form 10-Q, a CPUC Commissioner subsequently issued an Alternate Proposed Decision (the “Alternate PD”) that includes significant changes from the PD.

On June 21, 2012, the PUC issued a Decision approving the Dam Project that is substantially similar to the Alternate PD. Specifically, the decision provides for rate recovery by CAWC of the $49 million in prospective costs over a 20 year period: CAWC may file an application with the CPUC to increase the amount of costs subject to rate recovery if project costs exceed $49 million. In addition, the Decision permits CAWC to earn its full rate of equity return on this investment by allowing CAWC to draw interest at its authorized cost of capital, which includes both the debt and equity rates set by the CPUC. While the $49 million to be recovered by CAWC would be offset by tax benefits derived by CAWC’s donation of certain land, the offset will not apply to a parcel being used for utility purposes and which is not part of the Dam Project. In addition, the Decision permits CAWC’s rate recovery of approximately $27 million in historical costs. The Decision places all authorized and estimated costs in a regulatory asset/balancing account and provides for recovery of the regulatory asset/balancing account over a twenty-year period beginning July 1, 2012. The decision also finds that CAWC did not make a misrepresentation regarding descriptions of the use of the dam as a point of water diversion.

On July 27, 2012, the Division of Ratepayer Advocates of the CPUC (the “DRA”) filed an application for rehearing of the Decision. While supporting the Dam Project, the DRA challenged the portion of the Decision authorizing CAWC to earn a full rate of return on expenses of the Dam Project. The CPUC has not yet ruled on the DRA’s application.

Other Matters

On June 29, 2012, a pipe bridge that supported three pipes carrying raw and treated water to and from the New Jersey American Water (“NJAW”) Monmouth County Swimming River Treatment plant collapsed, substantially reducing the plant’s capacity. This plant provides approximately 50% of the total capacity needed to meet maximum day demands for NJAW’s Coastal North system, which serves 95,000 customers: other sources provide the remaining capacity. An estimated 200 to 300 customers at the highest elevations of the service area were left without water service for a six hour period on June 30, and the drop in water pressure resulted in the declaration of a state of emergency by Monmouth County and a precautionary boil water advisory for all customers served by the system. NJAW distributed 51,000 cases of bottled water to its customers in the system. Emergency, temporary piping across a road bridge was constructed and substantial capacities were restored by July 1, at which time the boil water advisory was lifted. Full plant capacity completed on July 4, and the state of emergency was lifted on July 9.

NJAW has retained a forensic engineer to conduct an assessment as to the cause of the bridge collapse. The New Jersey Board of Public Utilities (the “BPU”) has directed NJAW to preserve documents and damaged portions of the bridge and piping pending an investigation that the BPU will be undertaking. The BPU also has advised NJAW that it will be will be directing NJAW to retain a special reliability master to conduct that investigation and present findings to the BPU. We are unable to predict the outcome of the assessment and investigations at this early stage. NJAW is cooperating fully with the BPU.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December  31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

*10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Form of Stock Unit Grant Agreement for Non-Employee Directors

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 2, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August, 2012.

American Water Works Company, Inc. (Registrant)

/s/ Jeffry Sterba
Jeffry Sterba President and Chief Executive Officer (Principal Executive Officer)

/s/ Ellen C. Wolf
Ellen C. Wolf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Form of Stock Unit Grant Agreement for Non-Employee Directors

*31.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 2, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.
*	filed herewith.