Form 10-Q
period 2012-09-30
American Water Works Company, Inc.
filed 2012-11-07
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common Stock, $0.01 par value per share	176,756,790 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,591,216 at September 30 and $3,360,005 at December 31	$11,380,259	$10,872,042
Nonutility property, net of accumulated depreciation of $189,634 at September 30 and $164,417 at December 31	154,068	149,056

Total property, plant and equipment	11,534,327	11,021,098

Current assets
Cash and cash equivalents	18,531	14,207
Restricted funds	87,705	32,438
Utility customer accounts receivable	219,157	150,720
Allowance for uncollectible accounts	(16,082)	(15,319)
Unbilled utility revenues	151,124	134,938
Other receivables, net	61,462	60,413
Income taxes receivable	7,815	7,672
Materials and supplies	31,925	28,598
Assets of discontinued operations	0	929,858
Other	80,888	54,134

Total current assets	642,525	1,397,659

Regulatory and other long-term assets
Regulatory assets	1,134,260	1,079,661
Restricted funds	21,137	25,503
Goodwill	1,207,572	1,195,069
Other	59,714	57,401

Total regulatory and other long-term assets	2,422,683	2,357,634

TOTAL ASSETS	$14,599,535	$14,776,391

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 176,748 and 175,664 shares outstanding at September 30 and December 31, respectively)	$1,767	$1,757
Paid-in-capital	6,213,038	6,180,558
Accumulated deficit	(1,675,678)	(1,848,801)
Accumulated other comprehensive loss	(91,507)	(97,677)

Common stockholders’ equity	4,447,620	4,235,837
Preferred stock without mandatory redemption requirements	1,720	4,547

Total stockholders’ equity	4,449,340	4,240,384

Long-term debt
Long-term debt	5,184,546	5,339,947
Redeemable preferred stock at redemption value	19,321	21,137

Total capitalization	9,653,207	9,601,468

Current liabilities
Short-term debt	297,859	515,050
Current portion of long-term debt	34,964	28,858
Accounts payable	202,283	243,709
Taxes accrued	43,670	36,606
Interest accrued	106,074	59,067
Liabilities of discontinued operations	0	382,218
Other	321,024	223,597

Total current liabilities	1,005,874	1,489,105

Regulatory and other long-term liabilities
Advances for construction	378,446	386,970
Deferred income taxes	1,534,741	1,288,797
Deferred investment tax credits	28,288	29,427
Regulatory liabilities	355,720	325,829
Accrued pension expense	375,726	411,998
Accrued postretirement benefit expense	233,810	237,086
Other	39,710	38,963

Total regulatory and other long-term liabilities	2,946,441	2,719,070

Contributions in aid of construction	994,013	966,748
Commitments and contingencies (See Note 10)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$14,599,535	$14,776,391

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues	$831,815	$760,869	$2,195,976	$2,026,457

Operating expenses
Operation and maintenance	355,126	340,339	992,707	978,317
Depreciation and amortization	96,219	88,323	280,652	262,543
General taxes	52,861	52,433	165,264	160,882
(Gain) loss on asset dispositions and purchases	(31)	(1,635)	(657)	(1,339)

Total operating expenses, net	504,175	479,460	1,437,966	1,400,403

Operating income	327,640	281,409	758,010	626,054

Other income (expenses)
Interest, net	(76,616)	(78,562)	(236,000)	(233,222)
Allowance for other funds used during construction	3,735	3,696	13,173	9,059
Allowance for borrowed funds used during construction	1,548	1,586	5,942	3,988
Amortization of debt expense	(1,322)	(1,251)	(3,949)	(3,798)
Other, net	39	12	(242)	(463)

Total other income (expenses)	(72,616)	(74,519)	(221,076)	(224,436)

Income from continuing operations before income taxes	255,024	206,890	536,934	401,618
Provision for income taxes	100,913	78,395	216,908	157,607

Income from continuing operations	154,111	128,495	320,026	244,011
Income (loss) from discontinued operations, net of tax	(299)	8,927	(17,434)	754

Net income	$153,812	$137,422	$302,592	$244,765

Other comprehensive income, net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $28 and $28 for the three months ended and $84 and $84 for the nine months ended, respectively	$44	$44	$132	$131
Actuarial loss, net of tax of $1,167 and $720 for the three months ended and $3,501 and $2,160 for the nine months ended, respectively	1,825	1,126	5,476	3,378
Foreign currency translation adjustment	514	(1,029)	562	(618)

Other comprehensive income	2,383	141	6,170	2,891

Comprehensive income	$156,195	$137,563	$308,762	$247,656

Basic earnings per common share: (a)
Income from continuing operations	$0.87	$0.73	$1.81	$1.39

Income (loss) from discontinued operations, net of tax	$(0.00)	$0.05	$(0.10)	$0.00

Net income	$0.87	$0.78	$1.72	$1.39

Diluted earnings per common share: (a)
Income from continuing operations	$0.87	$0.73	$1.80	$1.38

Income (loss) from discontinued operations, net of tax	$(0.00)	$0.05	$(0.10)	$0.00

Net income	$0.86	$0.78	$1.70	$1.39

Average common shares outstanding during the period:
Basic	176,621	175,547	176,290	175,426

Diluted	177,841	176,593	177,486	176,422

Dividends per common share	$0.25	$0.23	$0.73	$0.90

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$302,592	$244,765
Adjustments
Depreciation and amortization	280,652	262,543
Provision for deferred income taxes	197,001	144,627
Amortization of deferred investment tax credits	(1,139)	(1,156)
Provision for losses on utility accounts receivable	12,822	13,340
Allowance for other funds used during construction	(13,173)	(9,059)
Gain on asset dispositions and purchases	(657)	(1,339)
Pension and non-pension post retirement benefits	60,426	53,579
Other, net	(6,740)	32,363
Changes in assets and liabilities
Receivables and unbilled utility revenues	(96,978)	(55,647)
Income taxes receivable	(143)	(134)
Other current assets	(22,480)	(32,689)
Pension and non-pension post retirement benefit contributions	(96,036)	(134,821)
Accounts payable	(47,121)	(14,385)
Taxes accrued, including income taxes	33,721	17,289
Interest accrued	46,617	42,626
Change in book overdraft	36,206	0
Other current liabilities	49,444	14,142

Net cash provided by operating activities	735,014	576,044

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(680,357)	(621,940)
Acquisitions	(44,333)	(6,381)
Proceeds from sale of assets and securities	560,095	7,044
Removal costs from property, plant and equipment retirements, net	(38,606)	(38,915)
Net restricted funds released	17,845	54,191

Net cash used in investing activities	(185,356)	(606,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	14,730	12,350
Repayment of long-term debt	(261,309)	(68,689)
Net (repayments) borrowings under short-term debt agreements	(183,190)	211,543
Proceeds from issuances of employee stock plans and DRIP	22,062	10,363
Advances and contributions for construction, net of refunds of $10,748 and $15,142 at September 30, 2012 and 2011, respectively	22,182	15,767
Change in bank overdraft position	(34,812)	(31,111)
Debt issuance costs	0	(552)
Redemption of preferred stock	(3,927)	(140)
Dividends paid	(125,023)	(117,463)
Other	3,953	398

Net cash (used in) provided by financing activities	(545,334)	32,466

Net increase in cash and cash equivalents	4,324	2,509
Cash and cash equivalents at beginning of period	14,207	13,112

Cash and cash equivalents at end of period	$18,531	$15,621

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$118,215	$107,477
Non-cash financing activity:
Long-term debt	$68,746	$0
Dividends accrued	$44,187	$40,367
Advances and contributions	$9,185	$16,356

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

								Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2011	175,664	$1,757	$6,180,558	$(1,848,801)	$(97,677)	0	$0	$4,547	$4,240,384
Net income	—	—	—	302,592	—	—	—	—	302,592
Direct stock reinvestment and purchase plan, net of expense of $14	42	0	1,445	—	—	—	—	—	1,445
Employee stock purchase plan	57	0	2,161	—	—	31	1,046	—	3,207
Stock-based compensation activity	985	10	28,874	(662)	—	(31)	(1,046)	—	27,176
Other comprehensive income, net of tax of $3,585	—	—	—	—	6,170	—	—	—	6,170
Preferred stock redemptions	—	—	—	—	—	—	—	(2,827)	(2,827)
Dividends	—	—	—	(128,807)	—	—	—	—	(128,807)

Balance at September 30, 2012	176,748	$1,767	$6,213,038	$(1,675,678)	$(91,507)	0	$0	$1,720	$4,449,340

								Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2010	174,996	$1,750	$6,156,675	$(1,959,235)	$(71,446)	(1)	$(19)	$4,547	$4,132,272
Net income	—	—	—	244,765	—	—	—	—	244,765
Direct stock reinvestment and purchase plan, net of expense of $14	52	1	1,451	—	—	—	—	—	1,452
Employee stock purchase plan	91	1	2,604	—	—	—	—	—	2,605
Stock-based compensation activity	369	3	13,051	(593)	—	1	19	—	12,480
Other comprehensive income, net of tax of $2,244	—	—	—	—	2,891	—	—	—	2,891
Dividends	—	—	—	(157,830)	—	—	—	—	(157,830)

Balance at September 30, 2011	175,508	$1,755	$6,173,781	$(1,872,893)	$(68,555)	0	$0	$4,547	$4,238,635

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at September 30, 2012, the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

During the fourth quarter of 2011, the Company discovered errors in the Company’s calculations of gains or losses on discontinued operations that originated in the first and second quarters of 2011. As a result, the Company recorded after-tax charges totaling $24,555, which included associated parent company goodwill, to reduce the net asset values of those businesses to their net realizable values. These charges were recognized within discontinued operations and net income and included in the operating results for the year ended December 31, 2011. In the footnotes to the Consolidated Financial Statements for the period ended December 31, 2011, the Company corrected the presentation of the first and second quarters of 2011. Additionally the Company reflected this correction in the corresponding prior periods presented in the Consolidated Statements of Operations and Comprehensive Income for the three and nine-month periods ended September 30, 2012. The write-downs included in the first and second quarters of 2011 totaled $21,099 and $3,456, respectively.

On August 1, 2012, the Company’s new business systems associated with Phase I of its business transformation project went live. Phase I consisted of the roll-out of the Enterprise Resource Planning systems, which encompass applications that handle human resources, finance, and supply chain/procurement management. Phase II consists of the roll-out of a new Enterprise Asset Management system, which will manage an asset’s lifecycle, and a Customer Information system, which contains all billing and data pertinent to the Company’s regulated segment customers. Phase II is expected to be completed in 2013. Costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $154,697 and $49,241 at September 30, 2012 and December 31, 2011, respectively.

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

Testing Goodwill for Impairment

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test that is currently in place. Under the new guidance, an entity will not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed by the Company beginning on January 1, 2012. The adoption of this update is not expected to have a significant impact on its results of operations, financial position or cash flows.

The following recently issued accounting standards are not yet required to be adopted by the Company or included in the consolidated results of operations or financial position of the Company:

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB updated the accounting guidance related to testing indefinite-lived intangible assets for impairment. This update permits an entity to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test under current guidance. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is evaluating the specific provisions of the updated guidance, but does not expect the adoption of this guidance to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 3: Acquisitions and Divestitures

Acquisitions

As of September 30, 2012, the Company closed on six acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $44,333. Included in this total was the Company’s May 1, 2012 acquisition of all of the capital stock of Aqua New York, Inc. (the “Acquisition”) for a total cash purchase price of $39,273 plus assumed liabilities, subject to post-closing purchase price adjustments that may occur during the fourth quarter of 2012. The Acquisition, which expanded the Company’s service area in the state of New York, added approximately fifty thousand customers to Regulated operations.

The Acquisition was accounted for as a business combination; accordingly, operating results from May 1, 2012 were included in the Company’s results of operations. The preliminary purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of acquisition. The Company’s regulatory practice has been followed, whereby property, plant and equipment (rate base) is considered fair value for business combination purposes. Similarly, regulatory assets and liabilities acquired have been recorded at book value and are subject to regulatory approval where applicable. The acquired debt and employee benefit plans have been fair-valued using common valuation techniques. The acquired debt has been valued in a manner consistent with the Company’s Level 2 and Level 3 pre-acquisition debt. (see Note 13) The Company has recognized employee benefit plan liabilities on the acquisition date for the funded status of defined-benefit plans assumed as part of the business combination. The pro forma impact of this acquisition would not have been material to the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011, respectively. Total assets acquired in the Acquisition were $107,784, including $59,165 of plant, $32,884 of regulatory assets, $3,232 of other assets and $12,503 of goodwill; liabilities assumed totaled $68,511, including long-term debt of $25,215, $15,377 of regulatory liabilities, $15,029 of deferred taxes, $3,180 of other liabilities and $9,710 of pension and postretirement welfare liabilities.

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

Charges recorded in connection with the discontinued operations include estimates that are subject to subsequent adjustments.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues	$0	$48,404	$19,377	$131,860
Total operating expenses, net	493	34,306	28,411	115,572

Operating income (loss)	(493)	14,098	(9,034)	16,288
Other income (expenses), net	0	67	(167)	477

Income (loss) from discontinued operations before income taxes	(493)	14,165	(9,201)	16,765
Provision (benefit) for income taxes	(194)	5,238	8,233	16,011

Income (loss) from discontinued operations, net of tax	$(299)	$8,927	$(17,434)	$754

There were no assets or liabilities of discontinued operations at September 30, 2012. Assets and liabilities of discontinued operations at December 31, 2011 include the following:

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

The following table summarizes the nine-month changes in goodwill of the Company’s continuing operations by reporting unit:

	Regulated Unit		Market-Based Operations		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2012	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069
Goodwill from acquisitions	12,503	0	0	0	12,503	0	12,503

Balance at September 30, 2012	$3,411,871	$(2,332,670)	$235,990	$(107,619)	$3,647,861	$(2,440,289)	$1,207,572

Balance at January 1, 2011	$3,399,884	$(2,332,670)	$235,990	$(107,619)	$3,635,874	$(2,440,289)	$1,195,585
Reclassifications and other activity	(75)	0	0	0	(75)	0	(75)

Balance at September 30, 2011	$3,399,809	$(2,332,670)	$235,990	$(107,619)	$3,635,799	$(2,440,289)	$1,195,510

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

Note 5: Stockholders’ Equity

Common Stock

In March 2010, the Company established American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of September 30, 2012, there were 4,831 shares available for future issuance under the DRIP. The following table summarizes information regarding issuances under the DRIP for the nine months ended September 30, 2012 and 2011:

	2012	2011
Shares of common stock issued	42	52
Cash proceeds received	$1,459	$1,466

Cash dividend payments made during the three-month periods ended March 31, June 30, and September 30 were as follows:

	2012	2011
Dividends per share, three months ended:

March 31	$0.23	$0.22
June 30	0.23	0.22
September 30	0.25	0.23

Total dividends paid, three months ended:

March 31	$40,414	$38,525
June 30	40,529	38,580
September 30	44,080	40,358

On September 20, 2012, the Company declared a quarterly cash dividend payment of $0.25 per share payable on December 3, 2012 to all shareholders of record as of November 16, 2012. As of September 30, 2012, the Company had accrued dividends totaling $44,187 included in other current liabilities in the accompanying Consolidated Balance Sheets.

Stock-Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of September 30, 2012, a total of 10,253 shares were available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$783	$810	$2,489	$2,438
Restricted stock units	2,365	1,275	5,669	4,179
Employee stock purchase plan	138	135	391	343

Stock-based compensation in operation and maintenance expense	3,286	2,220	8,549	6,960
Income tax benefit	(1,281)	(865)	(3,334)	(2,714)

After-tax stock-based compensation expense	$2,005	$1,355	$5,215	$4,246

There were no significant stock-based compensation costs capitalized during the nine months ended September 30, 2012 and 2011, respectively.

Stock Options

In the first nine months of 2012, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2012. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method. The following table presents the weighted-average assumptions used in the pricing model for 2012 grants and the resulting weighted-average grant date fair value per share of stock options granted:

Dividend yield	2.70%
Expected volatility	28.35%
Risk-free interest rate	0.78%
Expected life (years)	4.4
Exercise price	$34.14
Grant date fair value per share	$6.11

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2012, $4,346 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.6 years.

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	3,112	$22.70
Granted	649	34.14
Forfeited or expired	(99)	27.73
Exercised	(832)	21.59

Options outstanding at September 30, 2012	2,830	$25.48	4.4	$32,787

Exercisable at September 30, 2012	1,571	$22.09	3.4	$23,522

The following table summarizes additional information regarding stock options exercised during the nine months ended September 30, 2012 and 2011:

	2012	2011
Intrinsic value	$11,433	$1,944
Exercise proceeds	17,966	6,645
Income tax benefit	3,124	263

Restricted Stock Units

In the first nine months of 2012, the Company granted restricted stock units to certain employees and non-employee directors under the Plan. The restricted stock units vest ratably over the three-year performance period beginning January 1, 2012 (the “Performance Period”); however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with performance and service conditions are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market and service conditions are valued using a Monte Carlo model. Weighted-average assumptions used in the Monte Carlo simulation for the 2012 grants are as follows:

Expected volatility	22.47%
Risk-free interest rate	0.43%
Expected life (years)	3

The grant date fair value of the restricted stock awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. As of September 30, 2012, $5,208 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 0.9 years.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2012	577	$25.09
Granted	172	37.40
Vested	(182)	23.01
Forfeited	(25)	30.36
Cancelled	(2)	22.08

Nonvested total at September 30, 2012	540	$29.48

The following table summarizes additional information regarding restricted stock units distributed during the nine months ended September 30, 2012 and 2011:

	2012	2011
Intrinsic value	$6,159	$1,980
Income tax benefit	799	99

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $662 and $593 to retained earnings during the nine months ended September 30, 2012 and 2011, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of September 30, 2012 there were 1,504 shares of common stock reserved for issuance under the ESPP. During the nine months ended September 30, 2012, the Company issued 88 shares under the ESPP.

Note 6: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted- Average Rate	Maturity Date	September 30, 2012	December 31, 2011
Long-term debt of American Water Capital Corp. (“AWCC”) (a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	5.39%-10.00%	6.25%	2013-2040	3,089,409	3,089,409
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.78%	2012-2041	1,056,460	1,206,332
Mortgage bonds
Fixed rate	5.48%-9.71%	7.40%	2012-2039	697,800	697,800
Mandatory redeemable preferred stock	8.47%-9.75%	8.61%	2019-2036	21,001	22,101
Notes payable and other (b)	9.49%-12.17%	11.65%	2013-2026	1,416	1,691

Long-term debt				5,188,696	5,339,943
Unamortized debt discount, net (c)				41,952	43,888
Fair value adjustment to interest rate hedge				8,183	6,111

Total long-term debt				$5,238,831	$5,389,942

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)	Includes capital lease obligations of $1,089 and $1,264 at September 30, 2012 and December 31, 2011, respectively.
(c)	Includes fair value adjustments recognized in acquisition purchase accounting.

The following long-term debt was issued in 2012:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries (1)	Private activity bonds and government funded debt – fixed rate	0.00%-5.00%	2013-2041	$83,476

Total issuances				$83,476

(1)	Included in the issuance amount above was $68,746, which was initially kept in Trust pending the Company’s certification that it has incurred qualifying capital expenditures. These issuances have been presented as non-cash in the accompanying Consolidated Statements of Cash Flows. Subsequent releases of all or a lesser portion of these funds by the applicable Trust are reflected as the release of restricted funds and are included in investing activities in the accompanying Consolidated Statements of Cash Flows.

The following long-term debt was retired through optional redemption or payment at maturity during 2012:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Mortgage bonds – fixed rate	7.95%	2012	$4,200
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-6.00%	2012-2041	256,834
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	1,100
Other	Capital leases and other			275

Total retirements and redemptions				$262,409

Other activity of long-term debt during the first nine months of 2012 includes debt assumed in an acquisition totaling $25,215. (see Note 3)

On October 31, 2012, the Company issued notices of redemption for $129,000 of outstanding private activity bonds with maturity dates ranging from 2022 to 2032 and interest rates ranging from 5.00% to 5.25%.

Interest income included in interest, net is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$2,837	$2,641	$8,470	$8,044

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

At September 30, 2012 and December 31, 2011, the Company had a $100,000 notional amount variable interest-rate swap fair value hedge outstanding. The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

	September 30, 2012	December 31, 2011
Regulatory and other long-term assets
Other	$8,209	$5,824
Long-term debt
Long-term debt	8,183	6,111

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest, net
Gain (loss) on swap	$1,121	$4,896	$2,384	$6,510
Gain (loss) on borrowing	(800)	(4,797)	(2,072)	(6,230)
Hedge ineffectiveness	321	99	312	280

Note 7: Short-Term Debt

The components of short-term debt are as follows:

	September 30, 2012	December 31, 2011
Commercial paper, net of $50 and $52 discount at September 30 and December 31, respectively	$297,859	$481,048
Bank overdraft	0	34,002

Total short-term debt	$297,859	$515,050

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

On October 29, 2012, AWCC, the Company’s financing subsidiary, entered into a new revolving credit facility agreement with $1,000,000 in aggregate total commitments from a diversified group of 14 banks. The agreement includes a $150,000 sublimit for letters of credit and a $100,000 sublimit for swing loans. The new agreement expires in October 2017 and replaces AWCC’s previous credit agreement that would have expired in September 2013. Interest on borrowings under the new agreement will be based, at AWCC’s option, upon either: (i) a fixed base rate or (ii) a LIBOR-based rate, plus an applicable margin. Debt covenants under the new facility are consistent with that of the terminated facility.

Note 8: Income Taxes

The Company’s estimated annual effective tax rate for the nine months ended September 30, 2012 was 40.2% compared to 40.2% for the nine months ended September 30, 2011, excluding various discrete items. The Company’s actual effective tax rates on continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Actual effective tax rate on continuing operations	39.6%	37.9%	40.4%	39.2%

Note 9: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic pension benefit cost
Service cost	$8,507	$8,410	$25,521	$25,231
Interest cost	17,522	17,262	52,564	51,785
Expected return on plan assets	(19,619)	(18,027)	(58,856)	(54,081)
Amortization of:
Prior service cost	181	180	542	541
Actuarial loss	7,402	4,638	22,207	13,913

Net periodic pension benefit cost	$13,993	$12,463	$41,978	$37,389

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic other postretirement benefit cost
Service cost	$3,526	$3,484	$10,577	$10,453
Interest cost	7,859	7,805	23,575	23,414
Expected return on plan assets	(7,140)	(7,195)	(21,421)	(21,584)
Amortization of:
Prior service credit	(479)	(481)	(1,436)	(1,443)
Actuarial loss	2,384	1,783	7,153	5,350

Net periodic other postretirement benefit cost	$6,150	$5,396	$18,448	$16,190

The Company contributed $73,549 to its defined benefit pension plans in the first nine months of 2012 and expects to contribute $23,979 during the balance of 2012. In addition, the Company contributed $22,487 for the funding of its other postretirement plans in the first nine months of 2012 and expects to contribute $7,496 during the balance of 2012.

Note 10: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At September 30, 2012, the Company has accrued approximately $1,700 as probable costs and it is reasonably possible that additional losses could range up to $33,300 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,979,000 at September 30, 2012. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2012 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,040,000 at September 30, 2012. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 11: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $4,400 and $5,500 at September 30, 2012 and December 31, 2011, respectively. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at September 30, 2012 and December 31, 2011 include $8,814 and $9,187 respectively, related to the NOAA agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Income from continuing operations	$154,111	$128,495	$320,026	$244,011
Income (loss) from discontinued operations, net of tax	(299)	8,927	(17,434)	754
Net income	153,812	137,422	302,592	244,765
Less: Distributed earnings to common shareholders	44,323	40,543	125,634	118,004
Less: Distributed earnings to participating securities	20	17	51	52

Undistributed earnings	109,469	96,862	176,907	126,709
Undistributed earnings allocated to common shareholders	109,423	96,818	176,834	126,653
Undistributed earnings allocated to participating securities	46	44	73	56

Total income from continuing operations available to common shareholders, basic	$154,045	$128,434	$319,902	$243,903

Total income available to common shareholders, basic	$153,746	$137,361	$302,468	$244,657

Weighted-average common shares outstanding, basic	176,621	175,547	176,290	175,426

Basic earnings per share: (a)
Income from continuing operations	$0.87	$0.73	$1.81	$1.39

Income (loss) from discontinued operations, net of tax	$(0.00)	$0.05	$(0.10)	$0.00

Net income	$0.87	$0.78	$1.72	$1.39

(a)	Amounts may not sum due to rounding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Diluted:
Total income from continuing operations available to common shareholders, basic	$154,045	$128,434	$319,902	$243,903
Income (loss) from discontinued operations, net of tax	(299)	8,927	(17,434)	754
Total income available to common shareholders, basic	153,746	137,361	302,468	244,657
Undistributed earnings allocated to participating securities	46	44	73	56
Total income from continuing operations available to common shareholders, diluted	$154,091	$128,478	$319,975	$243,959

Total income available to common shareholders, diluted	$153,792	$137,405	$302,541	$244,713

Weighted-average common shares outstanding, basic	176,621	175,547	176,290	175,426
Stock-based compensation:
Restricted stock units	608	561	585	524
Stock options	610	484	610	471
Employee stock purchase plan	2	1	1	1

Weighted-average common shares outstanding, diluted	177,841	176,593	177,486	176,422

Diluted earnings per share: (a)
Income from continuing operations	$0.87	$0.73	$1.80	$1.38

Income (loss) from discontinued operations, net of tax	$(0.00)	$0.05	$(0.10)	$0.00

Net income	$0.86	$0.78	$1.70	$1.39

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	620	728	620	728
Restricted stock units where certain performance conditions were not met	36	74	37	74

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

		At Fair Value as of September 30, 2012
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stocks with mandatory redemption requirements	$20,971	$0	$0	$27,649	$27,649
Long-term debt (excluding capital lease obligations)	5,216,771	2,410,390	1,665,503	2,616,641	6,692,534

As of December 31, 2011	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$22,036	$26,458
Long-term debt (excluding capital lease obligations)	5,366,642	6,230,547

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2012 and December 31, 2011, respectively:

	At Fair Value as of September 30, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$108,842	—	—	$108,842
Rabbi trust investments	—	$241	—	241
Deposits	1,621	—	—	1,621
Mark-to-market derivative asset	—	8,209	—	8,209

Total assets	110,463	8,450	—	118,913

Liabilities:
Deferred compensation obligation	—	9,918	—	9,918

Total liabilities	—	9,918	—	9,918

Total net assets (liabilities)	$110,463	$(1,468)	—	$108,995

	At Fair Value as of December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$57,941	—	—	$57,941
Rabbi trust investments	—	$518	—	518
Deposits	2,287	—	—	2,287
Mark-to-market derivative asset	—	5,824	—	5,824

Total assets	60,228	6,342	—	66,570

Liabilities:
Deferred compensation obligation	—	9,036	—	9,036

Total liabilities	—	9,036	—	9,036

Total net assets (liabilities)	$60,228	$(2,694)	—	$57,534

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

Note 14: Segment Information

The Company has two operating segments that are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Operations.

The following table includes the Company’s summarized segment information from continuing operations, except as noted below:

	As of or for the Three Months Ended September 30, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$750,742	$85,878	$(4,805)	$831,815
Depreciation and amortization	89,202	1,673	5,344	96,219
Total operating expenses, net	438,933	72,136	(6,894)	504,175
Income (loss) from continuing operations before income taxes	254,003	14,613	(13,592)	255,024
Total assets	12,586,885	311,562	1,701,088	14,599,535
Assets of discontinued operations (included in total assets above)	0	0	0	0
Capital expenditures	200,376	3,681	0	204,057
Capital expenditures of discontinued operations (included in above)	0	0	0	0

	As of or for the Three Months Ended September 30, 2011
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$682,363	$86,047	$(7,541)	$760,869
Depreciation and amortization	81,058	1,665	5,600	88,323
Total operating expenses, net	417,020	71,875	(9,435)	479,460
Income (loss) from continuing operations before income taxes	209,722	14,813	(17,645)	206,890
Total assets	12,669,871	267,905	1,576,019	14,513,795
Assets of discontinued operations (included in total assets above)	905,106	7,817	13,111	926,034
Capital expenditures	229,102	1,046	0	230,148
Capital expenditures of discontinued operations (included in above)	4,431	2	0	4,433

	As of or for the Nine Months Ended September 30, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,960,218	$249,254	$(13,496)	$2,195,976
Depreciation and amortization	258,692	5,003	16,957	280,652
Total operating expenses, net	1,239,992	216,883	(18,909)	1,437,966
Income (loss) from continuing operations before income taxes	549,293	34,821	(47,180)	536,934
Total assets	12,586,885	311,562	1,701,088	14,599,535
Assets of discontinued operations (included in total assets above)	0	0	0	0
Capital expenditures	676,433	3,924	0	680,357
Capital expenditures of discontinued operations (included in above)	2,884	0	0	2,884

	As of or for the Nine Months Ended September 30, 2011
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,805,085	$243,853	$(22,481)	$2,026,457
Depreciation and amortization	239,435	5,161	17,947	262,543
Total operating expenses, net	1,212,086	215,902	(27,585)	1,400,403
Income (loss) from continuing operations before income taxes	424,804	29,746	(52,932)	401,618
Total assets	12,669,871	267,905	1,576,019	14,513,795
Assets of discontinued operations (included in total assets above)	905,106	7,817	13,111	926,034
Capital expenditures	619,119	2,821	0	621,940
Capital expenditures of discontinued operations (included in above)	15,619	86	0	15,705

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), as well as in Item IA of Part II of this Quarterly Report. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies (“PUCs”) in the states in which they operate. We report the results of these businesses in our Regulated Business segment. We also provide services that are not subject to economic regulation by PUCs. We report the results of these businesses in our Market-Based Operations segment. For further description of our businesses see the “Business” section found in our Form 10-K filed with the SEC.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K.

Overview

All financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflects only continuing operations. As previously disclosed in our Form 10-K, as part of our portfolio optimization initiative, we entered into agreements to sell our regulated subsidiaries in Arizona, New Mexico and Ohio and our regulated water and wastewater systems in Texas. The sale of the Texas subsidiary assets was completed in June 2011. In the first quarter of 2012, we completed the divestiture of the Arizona and New Mexico subsidiaries, and on May 1, 2012, we completed the divestiture of our Ohio subsidiary. Also, on December 31, 2011, we completed the sale of Applied Water Management, Inc. (“AWM”), which was part of our Contract Operations line of business within our Market-Based Operations segment. Therefore, the financial results of these entities have been presented as discontinued operations for all periods. Additionally, during the fourth quarter of 2011, we discovered errors in our calculations of gains or losses on discontinued operations that originated in the first and second quarters of 2011. As a result, we recorded after-tax charges totaling $24.6 million, which included associated parent company goodwill, to reduce the net asset values of those businesses to their net realizable values. These charges were recognized within discontinued operations and net income and included in the operating results for the year ended December 31, 2011. The write-down included in the first and second quarters of 2011 totaled $21.1 million and $3.5 million, respectively, and are reflected in the amounts reported for the nine months ended September 30, 2011.

Financial Results. For the three months ended September 30, 2012, we reported net income of $153.8 million, or diluted earnings per share (“EPS”) of $0.86 compared to $137.4 million, or diluted EPS of $0.78 for the comparable period in 2011. Income from continuing operations was $154.1 million for the third quarter of 2012 compared to $128.5 million in the third quarter of 2011. Diluted income from continuing operations per average common share was $0.87 for the third quarter of 2012 as compared to $0.73 for the third quarter of 2011.

For the nine months ended September 30, 2012, our net income amounted to $302.6 million, or diluted earnings per share of $1.70 compared to $244.8 million, or diluted EPS of $1.39 for the comparable period in 2011. Income from continuing operations was $320.0 million for the nine months ended September 30, 2012 compared to $244.0 million for the same period in 2011. Diluted income from continuing operations per average common share was $1.80 for the nine months ended September 30, 2012 as compared to $1.38 for the first nine months of 2011.

The primary drivers contributing to these increases in net income from continuing operations for both the three and nine months ended September 30, 2012 were increased revenues in our Regulated Businesses resulting from rate increases and higher demand. Partially offsetting these increases were higher operation and maintenance expense and depreciation and amortization expense. Also, partially offsetting the increase for the nine months ended September 30, 2012 compared to the same period in 2011 was an increase in general taxes related to our New York acquisition. For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

In 2012, we have focused on executing our portfolio optimization initiative, actively addressing regulatory lag and declining usage, continuing to make efficient use of capital and continuing to improve our regulated operation and maintenance (“O&M”) efficiency ratio. Also, in 2012, we have focused on the expansion of our Market-Based Operations, particularly on the Homeowner Services Group and Military Contract Operations, and on optimizing our municipal contract operations business model that is designed to provide value creation for both American Water and the municipality. The progress that we have made in the first nine months of 2012 with respect to these objectives is described below.

Portfolio Optimization Initiative. In the first quarter of 2012, we completed the sale of our regulated operations in Arizona and New Mexico and in the second quarter we completed the divestiture of our Ohio subsidiary. Also, in the second quarter, we completed our purchase of seven regulated water systems in New York. Effective August 17, 2012, the New York State Public Service Commission approved a plan to merge these seven regulated water systems with and into our Long Island subsidiary, which was then renamed New York American Water Company.

Addressing Regulatory Lag and Declining Usage. During the three months ended September 30, 2012, we were granted additional annualized revenues from general rate cases totaling $22.3 million.

On July 12, 2012, the California Public Utilities Commission approved our California subsidiary’s cost of capital application. This approval is retroactive to January 1, 2012 and provided additional annualized revenues of $4.4 million. On September 19, 2012, the Illinois Commerce Commission (“ICC”) issued an order adjusting rates on a statewide basis for our Illinois subsidiary. The ICC order will result in approximately $17.9 million in additional annualized revenue and was effective October 1, 2012.

On July 1, 2012, additional annualized revenue of $3.0 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective. Also, on September 25, 2012, additional annualized revenues amounting to $4.2 million from infrastructure charges in our Missouri subsidiary became effective.

In the second quarter of 2012, the New Jersey Board of Public Utilities adopted rules that allow the implementation of a distribution system improvement charge for specified water infrastructure investments. On July 20, 2012, our New Jersey subsidiary submitted the Foundational Filing for this charge. Our filing was approved on October 23, 2012.

The table below provides further details of annualized revenues, assuming a constant volume, resulting from rate authorizations granted:

	Annualized Rate Increases Granted
	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
	(In millions)
State
General Rate Cases:
New Jersey	$—	$30.0
Missouri	—	24.0
New York (a)	—	5.6
Illinois	17.9	17.9
Iowa	—	2.8
Indiana	—	1.9
California	4.4	32.9
Other	—	0.2

Total General Rate Cases	$22.3	$115.3

Infrastructure Charges
Pennsylvania	$3.0	$4.7
Missouri	4.2	4.2
Other	—	0.3

Total Infrastructure charges	$7.2	$9.2

(a) Amount includes $3.0 million increase effective April 1, 2012. The remainder of the $5.6 million annualized revenue increase of $1.4 million and $1.2 million will become effective April 1, 2013 and April 1, 2014, respectively.

On October 1, 2012, additional annualized revenue of $5.8 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective. Also, on October 1, 2012 our Indiana subsidiary requested additional annualized revenues for infrastructure surcharges totaling $6.6 million. We expect a final order in December 2012. Additionally, on October 15, 2012, the Tennessee Regulatory Authority (“TRA”) approved our general rate case settlement, which was filed in the second quarter of 2012, by way of a motion for our Tennessee subsidiary that allows additional annualized revenues of $5.2 million, which became effective on November 1, 2012. A formalized written order is not typically issued by the TRA for six to twelve months following the approval.

As of November 7, 2012, we are awaiting a final order in our Virginia rate case requesting an additional annualized $5.7 million of jurisdictional revenue under bond and subject to refund, which was put into effect on July 12, 2012. In addition, on July 12, 2012, we put into effect a $0.3 million non-jurisdictional rate increase that is not subject to refund. In September 2012, all parties agreed on a stipulation that resolved all issues in the rate case, resulting in a rate case award of $2.3 million, which combined with the $0.3 million non-jurisdictional increase will provide a net increase of $2.6 million in revenues. In October 2012, the hearing examiner issued a final report, which accepted the stipulation, and forwarded it to the PUC. A final order is expected to be issued in the fourth quarter of 2012. The revenue recognized to date approximates the amount that would have been recorded under the stipulation agreement. There is no assurance that all, or any portion of this requested increase, will be granted.

Continue Improvement in O&M Efficiency Ratio for our Regulated Businesses. Our O&M efficiency ratio (a non-GAAP measure) is calculated only on our Regulated Business operations and is defined as operation and maintenance expense divided by operating revenues, where both operation and maintenance expense and operating revenues are adjusted for purchased water expense. Our operating efficiency ratio was 37.0% for the three months ended September 30, 2012 compared to 39.6% for the three months ended September 30, 2011. Our operating efficiency ratio was 39.6% for the nine months ended September 30, 2012 compared to 43.3% for the same period in 2011.

The improvement in our O&M efficiency ratio was driven by an increase in revenue relating to rate cases, increased customer usage and our ongoing efforts to improve operational excellence and cost effectiveness. We evaluate our operating performance using this measure because management believes it is one measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report. The following table provides a reconciliation that reconciles operation and maintenance expense and operating revenues, as determined in accordance with GAAP, to Adjusted Regulated O&M Expense and Adjusted Regulated Operating Revenues, respectively. The table also shows our operating efficiency ratio for the three and nine months ended September 30, 2012 as compared to the same periods in 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Total O&M expense	$355,126	$340,339	$992,707	$978,317
Less:
O&M expense – Market-Based Operations	69,354	69,100	208,245	206,338
O&M expense – Other	(13,979)	(16,908)	(43,251)	(52,504)

Total Regulated O&M expense	299,751	288,147	827,713	824,483
Less: Regulated purchased water expense	34,475	29,892	84,482	76,272

Adjusted Regulated O&M expense(a)	$265,276	$258,255	$743,231	$748,211

Total Operating Revenues	$831,815	$760,869	$2,195,976	$2,026,457
Less:
Operating revenues – Market-Based Operations	85,878	86,047	249,254	243,853
Operating revenues – Other	(4,805)	(7,541)	(13,496)	(22,481)

Total Regulated operating revenues	750,742	682,363	1,960,218	1,805,085
Less: Regulated purchased water revenues*	34,475	29,892	84,482	76,272

Adjusted Regulated operating revenues(b)	$716,267	$652,471	$1,875,736	$1,728,813

Regulated O&M efficiency ratio(a)/(b)	37.0%	39.6%	39.6%	43.3%

*	Calculation assumes purchased water revenues approximate purchased water expenses.

Growing our Market-Based Operations. In August 2012, our Homeowner Services Group (“HOS”) was selected by the New York City Water Board as the official service line protection provider to homeowners. HOS will make services available to an estimated 600,000 homeowners throughout the city’s five boroughs. Also, during the third quarter of 2012, HOS announced that it is expanding the number of communities in which it provides water and sewer line protection programs to homeowners in Connecticut, Indiana, Michigan and Ohio.

Other Matters

Business Transformation Project

On August 1, 2012, our new business systems associated with Phase I of our business transformation project became operational. Phase I consisted of the roll-out of the Enterprise Resource Planning systems (“ERP”), which encompass applications that will handle human resources, finance, and supply chain/procurement management activities. Phase II consists of the roll-out of a new Enterprise Asset Management system, which will manage an asset’s lifecycle, and a Customer Information system, which will contain all billing and data pertaining to American Water’s customers for our Regulated segment. Phase II is expected to be substantially completed by December 31, 2013. As we make adjustments to our operations as a result of this project, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Although efforts have been made to minimize any adverse impact on our controls, we cannot assure that all such impacts have been mitigated. Through September 30, 2012, we have spent $235.9 million on the project, with $96.1 million spent in 2012. Expenditures associated with the project are included in the estimated capital investment spending of $925 million for 2012 and $800 million to $1 billion in 2013.

Impact of Hurricane Sandy

During the last week of October 2012, our east coast subsidiaries were impacted by the weather conditions from Hurricane Sandy. Although we continue to assess the situation, the damage to our facilities and infrastructure within the states of Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia was quickly addressed. The most significant impact to our business was caused by the widespread power outages caused by the storm’s heavy winds, rain and snow. Because many of our water and wastewater facilities relied on generators to maintain water and wastewater services to our customers, the impact on our customers was minimal. Based on initial review, we believe the damages are not significant to the Company and therefore, the storm should not have a material adverse impact on our results of operations, financial position or cash flows. Upon completion of the evaluation of the damages and any associated business interruption losses, claims will be submitted to our insurance carriers. We anticipate expenses that are not covered by insurance are likely recoverable through the rate making process on a state-by-state basis.

Certain Labor Matters

As previously disclosed in the Form 10-K, in September 2010, we declared “impasse” in negotiations of our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The prior agreement expired on July 31, 2010; however negotiations did not produce a new agreement. We implemented our last, best and final offer on January 1, 2011 in order to maintain health care coverage for our employees in accordance with terms of the offer. The unions challenged our right to implement our last, best and final offer. In this regard, following the filing by the Utility Workers Union of America of an unfair labor practice charge, the National Labor Relations Board (“NLRB”) issued a complaint against us in January 2012, claiming that we implemented the last, best and final offer without providing sufficient notice of the existence of a dispute with the Federal Mediation and Conciliation Service, a state mediation agency, and several state departments of labor. We asserted that we did, in fact, provide sufficient notice.

On October 16, 2012, the NLRB Administrative Law Judge hearing the matter ruled that, although we did provide sufficient notification to the Federal Mediation and Conciliation Service, we did not provide notice to state agencies, in violation of the National Labor Relations Act. The Administrative Law Judge ordered, among other things, that we cease and desist from implementing the terms of our last, best and final offer and make whole all affected employees for losses suffered as a result of our implementation of our last, best and final offer. The “make whole” order, if upheld on appeal, would require us to provide backpay plus interest, from January 1, 2011 through the date of the final determination. Based on current estimates and assumptions, we estimate the cash impact could be in the range of $2.5 to $3.5 million per year, with the total impact dependent on the length of time the issue remains unresolved. We intend to file an exception to the decision of the Administrative Law Judge in order to obtain a review by the full NLRB.

Consolidated Results of Operations and Variances

	For the three months ended September 30,			For the nine months ended September 30,
	(In thousands, except per share data)
(In thousands)	2012	2011	Favorable (Unfavorable) Change	2012	2011	Favorable (Unfavorable) Change
Operating revenues	$831,815	$760,869	$70,946	$2,195,976	$2,026,457	$169,519

Operating expenses
Operation and maintenance	355,126	340,339	(14,787)	992,707	978,317	(14,390)
Depreciation and amortization	96,219	88,323	(7,896)	280,652	262,543	(18,109)
General taxes	52,861	52,433	(428)	165,264	160,882	(4,382)
(Gain) loss on asset dispositions and purchases	(31)	(1,635)	(1,604)	(657)	(1,339)	(682)

Total operating expenses, net	504,175	479,460	(24,715)	1,437,966	1,400,403	(37,563)

Operating income	327,640	281,409	46,231	758,010	626,054	131,956

Other income (expenses)
Interest, net	(76,616)	(78,562)	1,946	(236,000)	(233,222)	(2,778)
Allowance for other funds used during construction	3,735	3,696	39	13,173	9,059	4,114
Allowance for borrowed funds used during construction	1,548	1,586	(38)	5,942	3,988	1,954
Amortization of debt expense	(1,322)	(1,251)	(71)	(3,949)	(3,798)	(151)
Other, net	39	12	27	(242)	(463)	221

Total other income (expenses)	(72,616)	(74,519)	1,903	(221,076)	(224,436)	3,360

Income from continuing operations before income taxes	255,024	206,890	48,134	536,934	401,618	135,316
Provision for income taxes	100,913	78,395	(22,518)	216,908	157,607	(59,301)

Income from continuing operations	154,111	128,495	25,616	320,026	244,011	76,015
Income (loss) from discontinued operations, net of tax	(299)	8,927	(9,226)	(17,434)	754	(18,188)

Net income	$153,812	$137,422	$16,390	$302,592	$244,765	$57,827

Basic earnings per common share:(a)
Income from continuing operations	$0.87	$0.73		$1.81	$1.39

Income from discontinued operations, net of tax	$(0.00)	$0.05		$(0.10)	$0.00

Net income	$0.87	$0.78		$1.72	$1.39

Diluted earnings per common share:(a)
Income from continuing operations	$0.87	$0.73		$1.80	$1.38

Income from discontinued operations, net of tax	$(0.00)	$0.05		$(0.10)	$0.00

Net income	$0.86	$0.78		$1.70	$1.39

Average common shares outstanding during the period:
Basic	176,621	175,547		176,290	175,426

Diluted	177,841	176,593		177,486	176,422

(a)	Amounts may not sum due to rounding

The following is a discussion of the consolidated results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

Operating revenues. Consolidated operating revenues for the three months ended September 30, 2012 increased $70.9 million, or 9.3%, compared to the same period in 2011 and is mainly attributable to a $68.4 million increase in our Regulated Business segment primarily as a result of rate increases as well as increased usage in the third quarter of 2012, mainly in July. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance (“O&M”) expense for the three months ended September 30, 2012 increased by $14.8 million, or 4.3%, compared to the same period in 2011. For further information, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $7.9 million, or 8.9%, for the three months ended September 30, 2012 compared to the same period in the prior year as a result of additional utility plant placed in service, including our ERP.

Other income (expenses). Other expenses decreased by $1.9 million, or 2.6%, due to lower long-term debt interest expense, principally as a result of a reduction in the overall average outstanding long-term debt for the three months ended September 30, 2012 compared to the same period in the prior year.

Provision for income taxes. Our consolidated provision for income taxes increased $22.5 million, or 28.7%, to $100.9 million for the three months ended September 30, 2012. The effective tax rates for the three months ended September 30, 2012 and 2011 were 39.6% and 37.9%, respectively. The 2011 rate included a $4.5 million tax benefit related to a contribution of non-utility property made by one of our operating companies to a county authority within its operating area.

Income (loss) from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio, as well as those of our AWM subsidiary in the Market-Based Operations segment, have been classified as discontinued operations for all periods presented. The variance is mainly the result of all discontinued operations being disposed of in the first six months of 2012. For the three months ended September 30, 2011, income from discontinued operations, net of tax included net income associated with the discontinued operations for the period and a benefit of $3.5 million related to the cessation of depreciation for our Arizona, New Mexico, and Ohio subsidiaries. Under GAAP, operations that are considered discontinued operations cease to depreciate their assets.

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

Operating revenues. Consolidated operating revenues for the nine months ended September 30, 2012 increased $169.5 million, or 8.4%, compared to the same period in 2011. This change reflects a $155.1 million increase in our Regulated Businesses segment, which was mainly attributable to rate increases and increased usage primarily related to weather compared to the same period in the prior year, and a $5.4 million increase in our Market-Based Operations segment, which was due to contract growth and price increases in HOS, and incremental revenues associated with military construction and operations. For further information, see the “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated O&M expense for the nine months ended September 30, 2012 increased $14.4 million, or 1.5%, compared to the same period in 2011. For further information, see the “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $18.1 million, or 6.9%, for the nine months ended September 30, 2012 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes. General taxes expense increased by $4.4 million, or 2.7%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase was principally due to higher property taxes of $1.9 million, which is primarily related to our recently acquired New York properties, as well as higher gross receipt taxes of $1.5 million.

Other income (expenses). Other expenses decreased by $3.4 million, or 1.5%, for the nine months ended September 30, 2012 compared to the same period in the prior year and is primarily attributable to an increase in AFUDC of $6.1 million related to increased construction activity in New Jersey, as well as increased development activity on our business transformation project. Partially offsetting this decrease was an increase in interest expense, net of interest income, of $2.8 million, or 1.2%, for the nine months ended September 30, 2012 compared to the same period in 2011. This increase is mainly attributable to the inclusion in 2011 of $3.1 million in accelerated amortization of unamortized debt discounts associated with debt that was redeemed during the first quarter of 2011.

Provision for income taxes. Our consolidated provision for income taxes increased $59.3 million, or 37.6%, to $216.9 million for the nine months ended September 30, 2012. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 40.4% and 39.2%, respectively. The 2011 rate included a $4.5 million tax benefit recorded in the third quarter of 2011 as a result of the contribution of non-utility property by one of our operating companies to a county authority within its operating area.

Income (loss) from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio as well as those of our AWM subsidiary in the Market-Based Operations segment, have been classified as discontinued operations for all periods presented. The increase in loss from discontinued operations, net of tax is primarily related to the disposition of our Ohio subsidiary, $9.7 million in charges for income taxes resulting from the divestiture of our Arizona and New Mexico subsidiaries and the $2.4 million pre-tax sales price adjustment in connection with the disposition of our Arizona and New Mexico subsidiaries. Additionally, the 2011 amount included net income as a result of the operations of those subsidiaries and an after-tax benefit of $11.4 million related to the cessation of depreciation for our Arizona, New Mexico, and Texas subsidiaries. Under GAAP, operations that are considered discontinued operations cease to depreciate their assets. Partially offsetting the 2011 income (loss) from discontinued operations, net of tax amount was $25.1 million after-tax write-downs recorded in 2011 to reduce the net asset values of certain of our discontinued operations.

Segment Results

We have two operating segments that are also our reportable segments: the Regulated Businesses and the Market-Based Operations. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income from continuing operations before income taxes.

Regulated Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(In thousands)
Operating revenues	$750,742	$682,363	$68,379	$1,960,218	$1,805,085	$155,133
Operation and maintenance expense	299,751	288,147	11,604	827,713	824,483	3,230
Operating expenses, net	438,933	417,020	21,913	1,239,992	1,212,086	27,906
Income from continuing operations before income taxes	254,003	209,722	44,281	549,293	424,804	124,489

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is generally subject to state regulation and our results of operations are impacted significantly by rates authorized by the PUCs in the states in which we operate.

Operating revenues increased by $68.4 million, or 10.0%, for the three months ended September 30, 2012 and $155.1 million, or 8.6%, for the nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our operating companies and higher consumption in our mid-west and certain eastern states. The impact of rate increases on revenues was approximately $35.2 million and $94.5 million for the three and nine months ending September 30, 2012, respectively. The increase in revenues associated with higher demand amounted to approximately $18.0 million and $38.9 million for the three and nine months ended September 30, 2012, respectively, which is attributable to increased customer consumption in 2012 compared to 2011. The increased consumption is primarily attributable to the warmer/drier weather in the second and third quarters of 2012. Lastly, revenues were higher by $11.5 million and $20.0 million for the three and nine months ended September 30, 2012, respectively, compared to the same period in 2011, as a result of acquisitions, with the most significant being our New York acquisition in the second quarter of 2012.

The following table provides information regarding the Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the three months ended September 30,
	2012		2011		2012		2011
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)
Customer Class
Water service:
Residential	$439,294	58.5%	$389,736	57.1%	62,755	53.1%	57,184	52.2%
Commercial	156,609	20.9%	141,269	20.7%	27,097	22.9%	25,388	23.2%
Industrial	35,356	4.7%	31,518	4.6%	11,581	9.8%	11,379	10.4%
Public and other	90,214	12.0%	84,704	12.4%	16,698	14.2%	15,602	14.2%
Other water revenues	(2,077)	(0.3%)	4,584	0.7%	—	—	—	—

Total water revenues	719,396	95.8%	651,811	95.5%	118,131	100.0%	109,553	100.0%

Wastewater service	19,673	2.6%	19,400	2.9%
Other revenues	11,673	1.6%	11,152	1.6%

	$750,742	100.0%	$682,363	100.0%

	For the nine months ended September 30,
	2012		2011		2012		2011
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)
Customer Class
Water service:
Residential	$1,129,070	57.6%	$1,022,953	56.6%	146,534	51.7%	138,794	51.3%
Commercial	394,198	20.1%	360,338	20.0%	64,753	22.9%	61,841	22.9%
Industrial	98,144	5.0%	88,567	4.9%	30,310	10.7%	30,140	11.1%
Public and other	241,062	12.3%	229,546	12.7%	41,777	14.7%	39,628	14.7%
Other water revenues	8,622	0.4%	15,902	0.9%	—	—	—	—

Total water revenues	1,871,096	95.4%	1,717,306	95.1%	283,374	100.0%	270,403	100.0%

Wastewater service	58,463	3.0%	57,302	3.2%
Other revenues	30,659	1.6%	30,477	1.7%

	$1,960,218	100.0%	$1,805,085	100.0%

Water Services – Water service operating revenues from residential customers for the three months ended September 30, 2012 increased by $49.6 million, or 12.7%, compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, these revenues increased by $106.1 million, or 10.4%, over the same period in 2011. The increases are primarily due to rate increases as well as increased sales volumes. For the three months ended September 30, 2012, the volume of water sold to residential customers increased by 9.7% compared to the same period in 2011. For the nine months ended September 30, 2012, the volume sold to these customers increased by 5.6% as compared to the same period in 2011. We believe this higher consumption, for both the three and nine month periods, is driven by the warmer/drier weather in our eastern and mid-western operating states as compared to the same periods in 2011. Also contributing to the increased sales volumes was the additional consumption resulting from our New York acquisition.

Water service operating revenues from commercial water customers for the three months ended September 30, 2012 increased by $15.3 million, or 10.9%, compared to the same period in 2011. For the nine months ended September 30, 2012, these revenues increased by $33.9 million, or 9.4%, to $394.2 million, compared to September 30, 2011. These increases were mainly due to rate increases as well as increased sales volumes. The volume of water sold to commercial customers increased by 6.7% and 4.7% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Water service operating revenues from industrial customers increased $3.8 million, or 12.2%, for the three months ended September 30, 2012 compared to those recorded for the same period of 2011, mainly due to rate increases and an increase in sales volumes. For the three months ended September 30, 2012, the volume of water sold to industrial customers increased by 1.8% compared to the same period in 2011. For the nine months ended September 30, 2012, water service operating revenues from industrial customers increased $9.6 million, or 10.8%, compared to the same period of 2011 and is primarily due to rate increases. The volume of water sold to industrial customers for the nine months ended September 30, 2012 increased 0.6% compared to the nine months ended September 30, 2011.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $5.5 million, or 6.5%, and $11.5 million, or 5.0%, for the three and nine months ended September 30, 2012, respectively, mainly due to increased sale volumes.

Other water revenues for the three and nine months ended September 30, 2012 decreased by $6.7 million and $7.3 million, respectively, and is primarily due to a reduction in the water revenue adjustment mechanism in our California subsidiary.

Wastewater services – Our subsidiaries provide wastewater services in nine states. Revenues from these services increased by $0.3 million, or 1.4%, to $19.7 million for the three months ended September 30, 2012, compared to the same period of 2011. Revenues from these services for the nine months ended September 30, 2012 increased by $1.2 million, or 2.0%, to $58.5 million, compared to the same period of 2011. The increases in both periods were primarily attributable to rate increases in a number of our operating companies.

Operation and maintenance. Operation and maintenance expense increased $11.6 million, or 4.0%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Operation and maintenance expense increased $3.2 million, or 0.4%, for the nine months ended September 30, 2012, compared to the same period in the prior year. The following table provides information regarding O&M expense for the three and nine months ended September 30, 2012 and 2011, by major expense category:

	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011*	Increase (Decrease)	Percentage	2012	2011*	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$84,052	$78,800	$5,252	6.7%	$209,939	$203,084	$6,855	3.4%
Employee-related costs	118,456	126,048	(7,592)	(6.0%)	351,464	368,539	(17,075)	(4.6%)
Operating supplies and services	55,619	43,594	12,025	27.6%	150,488	139,896	10,592	7.6%
Maintenance materials and services	18,232	17,337	895	5.2%	50,288	50,979	(691)	(1.4%)
Customer billing and accounting	13,807	12,462	1,345	10.8%	33,214	33,321	(107)	(0.3%)
Other	9,585	9,906	(321)	(3.2%)	32,320	28,664	3,656	12.8%

Total	$299,751	$288,147	$11,604	4.0%	$827,713	$824,483	$3,230	0.4%

*	Certain reclassifications have been made between categories in order for 2011 to conform to 2012 presentation.

Production costs and employee-related costs, which together account for approximately 70% of the total Regulated Businesses operation and maintenance expense, are discussed in more detail below.

Production costs by major expense type were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011	Increase (Decrease)	Percentage	2012	2011	Increase (Decrease)	Percentage
	(Dollars in thousands)
Fuel and power	$27,234	$26,338	$896	3.4%	$68,342	$67,808	$534	0.8%
Purchased Water	34,475	29,892	4,583	15.3%	84,482	76,272	8,210	10.8%
Chemicals	15,810	15,216	594	3.9%	37,840	37,221	619	1.7%
Waste disposal	6,533	7,354	(821)	(11.2%)	19,275	21,783	(2,508)	(11.5%)

Total	$84,052	$78,800	$5,252	6.7%	$209,939	$203,084	$6,855	3.4%

Overall production costs increased for the three and nine months ended September 30, 2012 compared to the same periods in the prior year, mainly as a result of increased purchased water costs, attributable to increased production resulting from higher consumption in most of our subsidiaries, with the more significant variances occurring in our California and Illinois subsidiaries. For both periods in 2011, our California subsidiary’s customer needs were met with internally produced water. Partially offsetting the increase in purchased water for both the three and nine months ended September 30, 2012 was a decrease in waste disposal costs due to an increase in the deferral of costs allowed by a cost recovery mechanism in one of our subsidiaries.

Employee-related costs, including salaries and wages, group insurance, and pension expense, decreased $7.6 million, or 6.0%, for the three months ended September 30, 2012 compared to the same period in the prior year. These employee-related costs represent approximately 40% and 44% of operation and maintenance expense for the three months ended September 30, 2012 and 2011, respectively. Employee related costs also decreased $17.1 million, or 4.6%, for the nine months ended September 30, 2012 compared to the same period in the prior year. These employee-related costs represent approximately 42% and 45% of operation and maintenance expense for the nine months ended September 30, 2012 and 2011, respectively. The following table provides information with respect to components of employee-related costs for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011	Increase (Decrease)	Percentage	2012	2011	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$81,781	$85,591	$(3,810)	(4.5%)	$242,699	$247,467	$(4,768)	(1.9%)
Pensions	14,530	16,309	(1,779)	(10.9%)	42,353	49,150	(6,797)	(13.8%)
Group insurance	17,938	19,471	(1,533)	(7.9%)	53,369	58,190	(4,821)	(8.3%)
Other benefits	4,207	4,677	(470)	(10.0%)	13,043	13,732	(689)	(5.0%)

Total	$118,456	$126,048	$(7,592)	(6.0%)	$351,464	$368,539	$(17,075)	(4.6%)

For the three and nine months ended September 30, 2012, the overall decrease in employee-related costs was primarily attributable to decreased salaries and wages, group insurance and pension expense. The decrease in salaries and wages for the three and nine months ended September 30, 2012 was primarily due to higher capitalization rates due to increased capital investment compared to the same periods in 2011 and a reduction in headcount as a result of vacancies, some of which have been back-filled with temporary labor/contracted services and therefore included in the operating supplies and services category below. Partially offsetting these costs for both periods were higher costs resulting from wage increases, and stock-based compensation expense, as well as increased costs due to our New York acquisition. The reduction in group insurance costs for the three and nine months ended September 30, 2012 compared to the same periods in 2011 is mainly attributable to lower headcount as a result of vacancies, a decrease in the overall cost per person, as well as higher capitalization rates. The decrease in pension expense for both the three and nine months ended September 30, 2012 was primarily due to decreased contributions in certain of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974. The decrease for the nine months ended September 30, 2012 was partially offset by a $1.7 million incremental charge resulting from the finalization of our California rate case.

Operating supplies and services include the day-to-day expenses of the office operations, legal and other professional services, transportation expenses, information systems, rental charges and other office equipment rental charges. These costs increased $12.0 million, or 27.6%, and $10.6 million, or 7.6%, for the three and nine months ended September 30, 2012, respectively. The increases for the three months ended September 30, 2012 compared to the same period in 2011 were primarily due to higher general office supplies and services, including telecommunication costs and employee related expenses, of approximately $5.1 million and higher contracted services of $2.9 million. The increases for the nine months ended September 30, 2012 compared to nine months ended September 30, 2011 were also primarily due to higher general office supplies and services of approximately $5.3 million, as well as higher contracted services of $4.9 million. Such increases for both periods are mainly due to incremental contractor costs due to backfilling positions, including those vacated due to employees who are assigned to our business transformation project; the use of contractors for other specific projects for the three and nine-month periods in 2012, the intent of which is to improve processes and operating efficiency and effectiveness over the long-term; and lastly, additional contractor and operating supplies costs resulting from the roll-out and stabilization of the ERP in the third quarter of 2012.

Also, contributing to the increase in operating supplies and services cost were the incremental costs associated with our New York acquisition of $1.4 million and $2.0 million for the three and nine-month periods ended September 30, 2012, respectively. Additionally, included in the three and nine months ended September 30, 2011 was a reduction to these expenses in the amount of $2.2 million for an anticipated insurance recovery of expenses incurred as a result of severe weather storms, in particular Hurricane Irene. Partially offsetting the increases for both three and nine-month periods ended September 30, 2012 compared to the same periods in 2011, were lower transportation costs of $1.2 million and $3.3 million, respectively, attributable to the buyout/cancellation of leased vehicles during 2011. Partially offsetting the nine months ended September 30, 2012 increase in operating supplies and services was a $2.1 million credit adjustment that was recorded in the second quarter of 2012 resulting from the finalization of rate decisions in California.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. For the three months ended September 30, 2012, these costs decreased by $0.3 million. For the nine months ended September 30, 2012, the increase in these expenses was driven by higher insurance costs, as 2012 insurance costs reflected incremental expense resulting from the resolution of prior years’ claims.

Operating expenses. Operating expenses increased $21.9 million and $27.9 million for the three and nine months ended September 30, 2012, respectively. This increase is due to the higher O&M expense as explained above, as well as higher depreciation and amortization expense for both the three and nine months ended September 30, 2012. The increase in depreciation and amortization expense of $8.1 million and $19.3 million for the three and nine months ended September 30, 2012, respectively, is primarily due to additional utility plant placed in service. Also contributing to the nine months ended September 30, 2012 increase were higher general taxes of $4.0 million principally attributable to higher property taxes, which are attributable to our recently acquired New York properties, and higher gross receipt taxes in our New Jersey subsidiary, as well as the inclusion in 2011, of a gain on purchase of assets in Missouri.

Market-Based Operations

The following table provides financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(In thousands)
Operating revenues	$85,878	$86,047	$(169)	$249,254	$243,853	$5,401
Operation and maintenance expense	69,354	69,100	254	208,245	206,338	1,907
Operating expenses, net	72,136	71,875	261	216,883	215,902	981
Income from continuing operations before income taxes	14,613	14,813	(200)	34,821	29,746	5,075

Operating revenues. Revenues for the three months ended September 30, 2012 remained relatively unchanged compared to the same period in 2011. The net increase in revenues for the nine months ended September 30, 2012 compared to the same period in 2011 is primarily attributable to a $6.1 million increase in our HOS revenues associated with continued contract growth and a price increase. Also contributing to the higher revenues was a $4.4 million increase in our Contract Operations Group revenues, which is mainly due to incremental revenues associated with military construction and operation and maintenance projects. These increases are partially offset by decreases in Carbon Services Group revenues of $4.1 million as we are no longer providing services to the Regulated Businesses, and in Residuals Operations Group revenues of $1.2 million.

Operation and maintenance. Operation and maintenance expense increased $0.3 million, or 0.4%, for the three months ended September 30, 2012, and $1.9 million, or 0.9%, for the nine months ended September 30, 2012 compared to the same periods in the prior year.

The following table provides information regarding categories of operation and maintenance expense for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011	Increase (Decrease)	Percentage	2012	2011*	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$9,858	$12,279	$(2,421)	(19.7%)	$33,376	$36,949	$(3,573)	(9.7%)
Employee-related costs	17,166	18,821	(1,655)	(8.8%)	53,648	55,087	(1,439)	(2.6%)
Operating supplies and services	31,389	26,946	4,443	16.5%	87,496	79,127	8,369	10.6%
Maintenance materials and services	8,423	9,085	(662)	(7.3%)	27,257	28,998	(1,741)	(6.0%)
Other, including uncollectible expense	2,518	1,969	549	27.9%	6,468	6,177	291	4.7%

Total	$69,354	$69,100	$254	0.4%	$208,245	$206,338	$1,907	0.9%

*	Certain reclassifications have been made between categories in order for 2011 to conform to 2012 presentation.

The increase in operating supplies and services is attributable to increased construction activity for our military contracts. Also, 2011 included the release of a $2.2 million loss contract reserve due to the resolution of certain outstanding issues and uncertainties. Partially offsetting the increase in operating supplies and services are decreases in production costs and maintenance costs for the three and nine months ended September 30, 2012, compared to the same period in 2011, which are mainly due to lower costs as a result of the termination of certain contracts in June 2012 as well as the reduction in Carbon Services Group expenses, corresponding with the reduction in revenues. Also, contributing to the decrease in maintenance expenses for the nine months ended September 30, 2012 is a reduction in tank painting costs compared to the same period in 2011.

Operating expense. The change in operating expenses for the three and nine months ended September 30, 2012 compared to 2011 is primarily due to the variances in the O&M expense for those respective periods, as explained above.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term capital requirements. We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and, to the extent necessary, our revolving credit facility with a diversified group of banks. We closely monitor the financial condition of the financial institutions associated with the revolving credit facility.

In order to meet our short-term liquidity needs, we, through American Water Capital Corp. (“AWCC”), our financing subsidiary, issue primarily commercial paper, which is supported by the revolving credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit. On September 15, 2012, $155.0 million of our senior unsecured revolving credit facility expired, leaving $685.0 million of commitments under this facility. On October 29, 2012, we terminated this agreement and entered into a new unsecured revolving credit facility with $1 billion in aggregate total commitments from a diversified group of 14 banks. This new facility will expire on October 29, 2017. Interest rates on advances under the new facility are based on a credit spread to the eurodollar rate or base rate with the credit spread of 1.00% through June 2013 and then based on the higher of AWCC’s Moody’s or S&P’s credit rating. At current ratings that spread would be 1.075%. Consistent with the old facility, this new facility, unless otherwise extended, requires the Company to maintain a ratio of consolidated capitalization of not more than 0.70 to 1.00. The Company did not have any direct borrowings under the terminated facility at September 30, 2012 nor were there any direct borrowings on the new facility at closing.

As of September 30, 2012, AWCC had no outstanding borrowings and $34.8 million of outstanding letters of credit under the revolving credit facility. As of September 30, 2012, AWCC had $650.2 million available under the previous credit facility that we can use to fulfill our short-term liquidity needs, to issue letters of credit and support our $297.9 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from operating activities for the nine months ended September 30, 2012 were $735.0 million compared to $576.0 million for the nine months ended September 30, 2011.

The following table provides a summary of the major items affecting our cash flows from operating activities for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012	2011
	(In thousands)
Net income	$302,592	$244,765
Add (subtract):
Non-cash operating activities(1)	529,192	494,898
Changes in working capital(2)	(734)	(28,798)
Pension and postretirement healthcare contributions	(96,036)	(134,821)

Net cash flows provided by operations	$735,014	$576,044

(1)	Includes depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on asset dispositions and purchases, pension and non-pension post retirement benefits expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable including income taxes, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued, book overdraft and other current liabilities.

The increase in cash flows from operations for the nine months ended September 30, 2012 compared to the same period in 2011 is primarily driven by the increase in operating revenues, a reduction in the pension and postretirement healthcare contributions, and changes in our working capital.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the periods indicated:

	For the nine months ended September 30,
	2012	2011
	(In thousands)
Capital expenditures	$(680,357)	$(621,940)
Proceeds from sale of assets and securities	560,095	7,044
Acquisitions	(44,333)	(6,381)
Other investing activities, net(1)	(20,761)	15,276

Net cash flows used in investing activities	$(185,356)	$(606,001)

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

Cash flows used in investing activities for the nine months ended September 30, 2012 was $185.4 million compared to $606.0 million for the nine months ended September 30, 2011. The variance from 2011 to 2012 is mainly attributable to the proceeds received from the sale of our Arizona and New Mexico subsidiaries in January 2012. The increase of $58.4 million in net capital expenditures from 2011 to 2012 is attributable to increased spending on infrastructure replacement programs due to the milder winter weather in the first quarter of 2012 as compared to 2011, an increase in capital spending for our business transformation project and expenditures associated with the replacement of and/or upgrades to certain of our water treatment facilities in New Jersey and Pennsylvania.

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

The following table provides information on long-term debt that was issued during the first nine months of 2012:

Company	Type	Interest Rate	Maturity			Amount (In thousands)
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	0.00%-5.00%	2013-2041	(a	)	$68,746
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	1.00%-2.76%	2025-2041	(b	)	$14,730

Total issuances						$83,476

(a)	Proceeds from these issuances were received from New Jersey Environmental Infrastructure Trust and will be used to fund certain specific projects. The proceeds are held in trust pending our certification that we have incurred qualifying expenditures. These issuances have been presented as non-cash on the Consolidated Statements of Cash Flows. Subsequent releases of all or a lesser portion of the funds by the Trust are reflected as the release of restricted funds and are included in investing activities in the Consolidated Statements of Cash Flows.
(b)	Proceeds from these issuances were received from the Pennsylvania Infrastructure Investment Authority and funded specified projects.

Also, in the second quarter of 2012, and in connection with the acquisition of our additional subsidiaries in New York, we assumed debt of $25.2 million with coupon rates of 5.00% to 6.00% and maturity dates ranging from 2015 to 2035. In September 2012, we redeemed $10.9 million of these outstanding bonds with original maturity dates of 2031 to 2035 and interest rates ranging from 5.00% to 6.00%.

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first nine months of 2012:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Other subsidiaries	Mortgage bonds – fixed rate	7.95%	2012	$4,200
Other subsidiaries	Private activity bonds and government funded debt	0.00%-6.00%	2012-2041	256,834
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	1,100
Other	Capital leases and other			275

Total retirements and redemptions				$262,409

Included in the long-term debt redemptions/retirements is $4.2 million related to our previously held Ohio subsidiary, which was classified in discontinued operations prior to its divestiture.

During the second quarter of 2012, we redeemed $150.4 million of outstanding bonds with original maturity dates ranging from 2026 to 2038 and interest rates ranging from 5.25% to 5.90%. Additionally, on July 2, 2012, we redeemed $86.1 million of outstanding bonds with original maturity dates of 2028 to 2029 and interest rates ranging from 5.00% to 5.10%. In addition, on July 6, 2012 we redeemed $2.8 million of preferred stock without mandatory redemption requirements with interest rates ranging from 5.00% to 5.75%. Both the July 2012 redemptions as well as those occurring in the second quarter were made using commercial paper borrowing.

On October 31, 2012, we issued notices of redemption for $129.0 million of outstanding private activity bonds with original maturity dates ranging from 2022 to 2032 and interest rates ranging from 5.00% to 5.25%.

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other viable transactions.

Credit Facilities and Short-Term Debt

The components of short-term debt at September 30, 2012 were as follows:

Amount (In thousands)
Commercial paper, net	$297,859

Total short-term debt	$297,859

The following table provides information as of September 30, 2012, regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under the revolving credit facilities.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
September 30, 2012	$685,000	$649,540	$150,000	$115,217	$297,859	$34,783

The weighted-average interest rate on short-term borrowings for the three months ended September 30, 2012 and 2011 was approximately 0.49% and 0.43%, respectively, and 0.50% and 0.40% for the nine months ended September 30, 2012 and 2011, respectively.

As previously stated, this facility was terminated on October 29, 2012.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At September 30, 2012	At December 31, 2011
Common stockholders’ equity and preferred stock without mandatory redemption rights	45%	42%
Long-term debt and redeemable preferred stock at redemption value	52%	53%
Short-term debt and current portion of long-term debt	3%	5%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue new debt or access our revolving credit facility. We were in compliance with our covenants as of September 30, 2012. Our failure to comply with covenants under our credit facility could accelerate repayment obligations. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of September 30, 2012, our ratio was 0.55 and therefore we were in compliance with the covenant.

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

On August 14, 2012, Moody’s changed its rating outlook to positive from stable and affirmed its “Baa2” corporate credit rating for both American Water and AWCC as well as its “P2” commercial paper rating for AWCC. On January 30, 2012, Standard & Poor’s Ratings Service, which we refer to as S&P, reaffirmed its BBB+ corporate credit rating on AWCC and American Water and AWCC’s “A2” commercial rating. On June 18, 2012, S&P revised its rating outlook for American Water and AWCC to positive from stable. The following table shows the Company’s securities ratings as of September 30, 2012:

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

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include a demand that we provide collateral to secure our obligations. We do not expect that our posting of collateral would have a material adverse impact on our results of operations, financial position or cash flows.

Dividends

Our board of directors has adopted a dividend policy to distribute to our shareholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Since the dividends on our common stock will not be cumulative, only declared dividends will be paid.

In March and June 2012, the Company made cash dividend payments of $0.23 per share to all shareholders of record as of February 3, 2012 and April 20, 2012, respectively, and on September 3, 2012 made cash dividend payments of $0.25 per share to all shareholders of record as of July 6, 2012. In March 2011 and June 2011, the Company made cash dividend payments of $0.22 per share to all shareholders of record as of February 18, 2011 and May 18, 2011, respectively, and on September 1, 2011 made cash dividend payments of $0.23 per share to all shareholders of record as of August 12, 2011.

On September 20, 2012, our board of directors declared a quarterly cash dividend payment of $0.25 per share payable on December 3, 2012 to all shareholders of record as of November 16, 2012. As of September 30, 2012, these dividends totaling $44.2 million had been accrued in other current liabilities on the accompanying Consolidated Balance Sheets.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of September 30, 2012 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

On August 1, 2012, we implemented several modules of our new ERP, SAP ECC 6.0, for our Regulated subsidiaries. The ERP implementation encompassed applications that handle human resources, finance and supply chain/procurement management, with the long-term goals of increasing our operating efficiency and effectiveness and controlling the costs associated with the operation of our business, all of which are important to providing quality service to our customers and communities we serve. The implementation was part of a focus on upgrading and enhancing our financial systems and was not in response to any internal control deficiencies. We are in the process of testing the internal controls over financial reporting to accommodate these modifications to our business processes. Although efforts have been made to minimize any adverse impact on our controls, we cannot assure that all such impacts have been mitigated.

With the exception of the ERP implementation described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) in Part I, Item 3, “Legal Proceedings,” and in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) in Part II, Item 1, (“Legal Proceedings”).

Alternative Water Supply in Lieu of Carmel River Diversions

As described in our Form 10-K, the California State Water Resources Control Board (the “State Water Board”) adopted a Cease and Desist Order applicable to California-American Water Company (“CAWC”) on October 20, 2009 (the “2009 Order”), which CAWC appealed to the Superior Court of California, challenging its findings and requirements of the 2009 Order. As described in our Form 10-Q, in July 2012, CAWC, the State Water Board and other parties to CAWC’s action and a related action entered into a Stipulation For Dismissal, Without Prejudice, Agreement to Toll Statute of Limitations and Proposed Order (the “Stipulation”). Under the Stipulation, among other things, the actions against the State Water Board generally are to be dismissed without prejudice and the statute of limitations related to any future judicial review of the 2009 Order as to claims alleged in CAWC’s appeal of the 2009 Order and in a related action will be tolled. The Superior Court of the State of California for Santa Clara County approved the Stipulation on August 1, 2012, and the actions will be dismissed upon resolution of a request for attorneys’ fees made by the Sierra Club, an intervening party in one of the actions.

As also described in the Form 10-Q, on July 12, 2012, the California Public Utilities Commission (“CPUC”) closed proceedings related to the Regional Desalination Project (the “Project”) that was to be implemented through a Water Purchase Agreement and ancillary agreements (collectively, the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and CAWC. However, disputes remain among the parties, which are summarized in the Form 10-K and in previous quarterly reports on Form 10-Q filed in 2012. One of the disputes pertains to the issue of whether the Agreements are void due to an alleged conflict of interest by a former board member of MCWRA (the former board member was paid for consulting work by a contractor to MCWD while serving on the MCWRA Board of Directors, and the contractor subsequently was retained as project manager for the Project). As previously disclosed, MCWRA determined that the Agreements are void due to the conflict of interest. CAWC asserted that MCWRA’s determination constituted an anticipatory repudiation of the Agreements, and CAWC terminated the Agreements based on the repudiation. MCWD has continued to assert that the Agreements remain valid. On October 4, 2012, CAWC filed a Complaint for Declaratory Relief in the Monterey County Superior Court against MCWRA and MCWD, seeking a determination by the Court as to whether the Agreements are void as a result of the alleged conflict of interest, or remained valid.

On September 17, 2012, CAWC and MCWRA entered into a Tolling and Standstill Agreement whereby each party agreed to toll the statute of limitations on any claims either party may have against the other with respect to the Project and agreed not to commence litigation against the other while the agreement is in effect (other than a civil proceeding for declaratory relief relating to the validity of the Agreements, which, as noted above, CAWC commenced on October 4, 2012).

CAWC sought to enter into a similar tolling and standstill agreement with MCWD, but MCWD refused to do so. Therefore, on September 18, 2012, CAWC filed a formal claim with the MCWD Board seeking monetary damages against MCWD. In its claim, CAWC alleges that the Project was terminated due to, among other things, MCWD’s breach of one of the Agreements by failing to use its best efforts to obtain project financing, that MCWD has failed to repay $6 million loaned by CAWC to MCWD in connection with the Project, and that CAWC made substantial expenditures in connection with the Project, which it is entitled to recover from MCWD. CAWC has claimed damages potentially in excess of $20 million. MCWD has not yet responded to the claim.

In addition, as previously disclosed, on April 23, 2012, CAWC filed an application with the CPUC for approval of the Monterey Peninsula Water Supply Project (the “New Project”). Among other things, the New Project involves construction of a desalination plant and related facilities; the plant and facilities are to be owned by CAWC. As noted in the Form 10-Q, CAWC’s ability to move forward on the New Project is subject to a large number of required approvals, and other possible impediments, including a Monterey County (“County”) ordinance (the “Ordinance”) limiting ownership of a desalination project to government-owned enterprises.

As described in the Form 10-Q, on June 26, 2012, the County filed a complaint for declaratory relief against CAWC in the San Francisco County Superior Court asserting, among other things, that the Ordinance applies to CAWC. The matter is pending. However, on October 25, 2012, as a threshold determination regarding the New Project, the CPUC issued a Decision determining that the authority of the CPUC with respect to the New Project preempts the Ordinance with respect to CAWC and further determining that the Superior Court in which the County action was filed has no jurisdiction to review the CPUC decision regarding the Ordinance.

We cannot assure you that CAWC’s application for the New Project will be approved or that the New Project will be completed.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding a labor dispute before the National Labor Relations Board.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2012.

American Water Works Company, Inc. (Registrant)

/s/ Jeffry Sterba
Jeffry Sterba President and Chief Executive Officer (Principal Executive Officer)

/s/ Ellen C. Wolf
Ellen C. Wolf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*31.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.