Form 10-K
period 2012-12-31
American Water Works Company, Inc.
filed 2013-03-01
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Common Stock, $0.01 par value—$6,044,158,656 as of June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value per share—177,409,722 shares, as of February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees of any outcomes, financial results or levels of performance and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of risks and uncertainties, and new risks and uncertainties of which we are not currently aware or which we do not currently perceive may arise in the future from time to time. Should any of these risks or uncertainties materialize, or should any of our expectations or assumptions prove incorrect, then our results may vary materially from those discussed in the forward-looking statements herein. Factors that could cause actual results to differ from those discussed in forward-looking statements include, but are not limited to, the factors discussed under the caption “Risk Factors” and the following factors:

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;

•	the timeliness of regulatory commissions’ actions concerning rates;

•	changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts;

•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;

•	weather conditions, patterns or events, including drought or abnormally high rainfall, strong winds and coastal and intercoastal flooding;

•	our ability to affect significant changes to our business processes and corresponding technology;

•	our ability to appropriately maintain current infrastructure and manage expansion of our business;

•	our ability to obtain permits and other approvals for projects;

•	changes in our capital requirements;

•	our ability to control operating expenses and to achieve efficiencies in our operations;

•	our ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;

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

Our Company

American Water Works Company, Inc., (the “Company”), a Delaware corporation, is the most geographically diversified, as well as the largest publicly-traded, United States water and wastewater utility company, as measured by both operating revenue and population served. As a holding company, we conduct substantially all of our business operations through our subsidiaries. Our approximately 6,700 employees provide an estimated 14 million people with drinking water, wastewater and other water-related services in over 30 states and two Canadian provinces.

In 2012, our on-going operations generated $2,876.9 million in total operating revenue and $374.3 million in income from continuing operations. In 2011, our on-going operations generated $2,666.2 million in total operating revenue and $304.9 million in income from continuing operations.

We have two operating segments that are also the Company’s two reportable segments: the Regulated Businesses and the Market-Based Operations. For further details on our segments, see Note 20 of the Consolidated Financial Statements.

For 2012, our Regulated Businesses segment generated $2,564.4 million in operating revenue, which accounted for 89.1% of our total consolidated operating revenue. For the same period, our Market-Based Operations segment generated $330.3 million in operating revenue, which accounted for 11.5% of total consolidated operating revenue.

During 2011, we either sold or announced the sale of assets or stock of certain of our regulated and market- based subsidiaries as outlined in “Our Regulated Businesses” and “Our Market-Based Operation” discussions below. As such, these subsidiaries have been presented as discontinued operations for all periods presented, and are not included in the discussions below unless otherwise noted. See Note 3 to Consolidated Financial Statements for further details on our discontinued operations.

For additional financial information, please see the financial statements and related notes thereto appearing elsewhere in this Form 10-K.

Regulated Businesses Overview

Our primary business involves the ownership of subsidiaries that provide water and wastewater utility services to residential, commercial, industrial and other customers, including sale for resale and public authority customers. Our subsidiaries that provide these services are generally subject to economic regulation by certain state commissions or other entities engaged in economic regulation, hereafter referred to as “PUCs,” in the states in which they operate. The federal government and the states also regulate environmental, health and safety, and water quality matters. We report the results of our primary business in the Regulated Businesses segment.

As noted above, for 2012, operating revenue for our Regulated Businesses segment was $2,564.4 million, accounting for 89.1% of total consolidated operating revenue for the same period. Regulated Businesses segment operating revenues were $2,368.9 million for 2011 and $2,285.7 million for 2010, accounting for 88.8% and 89.5%, respectively, of total operating revenues for the same periods.

The following charts set forth operating revenue for 2012 and customers as of December 31, 2012, for the states in which our Regulated Businesses provide services:

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

For 2012, operating revenue for our Market-Based Operations was $330.3 million, accounting for 11.5% of total operating revenue for the same period. The Market-Based Operations’ operating revenue was $327.8 million for 2011 and $294.7 million for 2010, accounting for 12.3% and 11.5%, respectively, of total operating revenues for the same periods.

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

The utility sector is characterized by high barriers to entry, given the capital intensive nature of the industry. The aging water and wastewater infrastructure in the United States is in constant need of modernization and replacement. Increased regulations to improve water quality and the management of water and wastewater residuals’ discharges, which began with passage of the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, have been among the primary drivers of the need for modernization. The EPA estimated that approximately $335 billion of capital spending would be necessary between 2007 and 2026 to replace aging infrastructure and to comply with standards to ensure quality water systems across the United States. Also, in 2007 the EPA estimated that approximately $390 billion of capital spending would be necessary over the next 20 years to replace aging infrastructure and ensure quality wastewater systems across the United States. In addition, the 2011 American Society of Civil Engineers’ report, Failure to Act: The Economic Impact of Current Investment Trends in Water and Wastewater Treatment Infrastructure estimates that as investment needs continue to escalate and current funding trends continue to fall short of the needs, it will likely result in unreliable water service and wastewater treatment. According to the report, this can result in water disruptions, impediments to emergency response, and damage to other types of infrastructure such as roads and bridges, as well as water shortages (from failing infrastructure and drought) that may result in unsanitary conditions and increase the likelihood of public health issues.

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

According to the EPA, the utility segment of the United States water and wastewater industry is highly fragmented, with approximately 54,000 community water systems and approximately 15,000 community wastewater facilities. Over half of the approximately 54,000 community water systems are very small, serving a population of 500 or less.

This large number of relatively small, fragmented water systems as well as fragmented wastewater facilities may result in inefficiencies in the marketplace, since such utilities may not have the operating expertise, financial and technological capability or economies of scale to provide services or raise capital as efficiently as larger utilities. Larger utilities that have greater access to capital are generally more capable of making mandated and other necessary infrastructure upgrades to both water and wastewater systems. In addition, water and wastewater utilities with large customer bases, spread across broad geographic regions, may more easily absorb the impact of significant variations in precipitation and temperatures, such as droughts, excessive rain and cool temperatures in specific areas. Larger utilities generally are able to spread support services over a larger customer base, thereby reducing the costs to serve each customer. Since many administrative and support activities can be efficiently centralized to gain economies of scale, companies that participate in industry consolidation have the potential to improve operating efficiencies, lower costs per unit and improve service at the same time.

Water and Wastewater Rates

Investor-owned water and wastewater utilities generate operating revenue from customers based on rates that are generally established by state PUCs through a rate-setting process that may include public hearings, evidentiary hearings and the submission by the utility of evidence and testimony in support of the requested level of rates. In evaluating a rate case, state PUCs typically focus on six areas: (i) the amount and prudence of investment in facilities considered “used and useful” in providing public service; (ii) the operating and maintenance costs and taxes associated with providing the service (typically by making reference to a representative 12-month period of time, known as a test year); (iii) the appropriate rate of return; (iv) revenue produced by existing rates; (v) the tariff or rate design that allocates operating revenue requirements across the customer base; and (vi) the quality of service the utility provides, including issues raised by customers.

Water and wastewater rates in the United States are among the lowest for developed countries; and for most U.S. consumers, water and wastewater bills make up a relatively small percentage of household expenditures compared to other utility services. The following chart sets forth the relative cost of water and other public services, including trash and garbage collection and sewer maintenance, in the United States as a percentage of total household utility expenditures:

Our Regulated Businesses

Our Regulated Businesses, which consist of locally managed utility subsidiaries that generally are economically regulated by the states in which they operate, accounted for $2,564.4 million or 89.1% of our consolidated operating revenue in 2012. Our Regulated Businesses provide a high degree of financial stability because (i) high barriers to entry provide certain protections from competitive pressures; (ii) economic regulation promotes predictability in financial planning and long-term performance through the rate-setting process; and (iii) our large customer base.

During 2012, we continued to execute our plan for optimizing our Regulated Businesses’ portfolio. In January 2012, we completed the sale of all of our stock in our water and wastewater operating companies located in Arizona and New Mexico. On May 1, 2012, we completed the sale of our eight regulated water systems and one wastewater system in Ohio. Ohio American Water served approximately 58,000 customers. Also, on May 1, 2012, we completed the purchase of seven regulated water systems in New York. This acquisition added approximately 50,000 customers to our New York regulated operations.

In May 2011, we completed the acquisition of 11 regulated water systems and 48 wastewater systems in Missouri and in June 2011, we completed the sale of the assets of our Texas regulated subsidiary. The Missouri acquisition added approximately 1,700 water customers and nearly 2,000 wastewater customers. The Texas assets served approximately 4,200 water and 1,100 wastewater customers in the greater Houston metropolitan area.

As noted above, as a result of these sales, these regulated subsidiaries are presented as discontinued operations for all periods presented. Therefore, the amounts, statistics and tables presented in this section refer only to on-going operations, unless otherwise noted.

The following table sets forth our Regulated Businesses operating revenue for 2012 and number of customers from continuing operations as well as an estimate of population served as of December 31, 2012:

	Operating Revenues (in millions)	% of Total	Number of Customers	% of Total	Estimated Population Served (in millions)	% of Total
New Jersey	$639.0	24.9%	639,838	20.3%	2.5	21.9%
Pennsylvania	557.7	21.7%	658,153	20.8%	2.2	19.3%
Missouri	279.5	10.9%	455,730	14.4%	1.5	13.2%
Illinois(a)	256.4	10.0%	308,014	9.8%	1.2	10.5%
Indiana	198.7	7.8%	289,068	9.2%	1.2	10.5%
California	193.3	7.5%	174,188	5.5%	0.6	5.3%
West Virginia(b)	125.0	4.9%	172,159	5.4%	0.6	5.3%

Subtotal (Top Seven States)	2,249.6	87.7%	2,697,150	85.4%	9.8	86.0%
Other(c)	314.8	12.3%	461,076	14.6%	1.6	14.0%

Total Regulated Businesses	$2,564.4	100.0%	3,158,226	100.0%	11.4	100.0%

(a)	Includes Illinois-American Water Company, which we refer to as ILAWC and American Lake Water Company, also a regulated subsidiary in Illinois.
(b)	West Virginia-American Water Company, which we refer to as WVAWC, and its subsidiary Bluefield Valley Water Works Company.
(c)	Includes data from our operating subsidiaries in the following states: Georgia, Hawaii, Iowa, Kentucky, Maryland, Michigan, New York, Tennessee, and Virginia.

Approximately 87.7% of operating revenue from our Regulated Businesses in 2012 was generated from approximately 2.7 million customers in our seven largest states, as measured by operating revenues. In fiscal year 2012, no single customer accounted for more than 10% of our annual operating revenue.

Overview of Networks, Facilities and Water Supply

Our Regulated Businesses operate in approximately 1,500 communities in 16 states in the United States. Our primary operating assets include approximately 80 surface water treatment plants, 500 groundwater treatment plants, 1,000 groundwater wells, 100 wastewater treatment facilities, 1,200 treated water storage facilities, 1,300 pumping stations, 90 dams and 46,000 miles of mains and collection pipes. Our regulated utilities own substantially all of the assets used by our Regulated Businesses. We generally own the land and physical assets used to store, extract and treat source water. Typically, we do not own the water itself, which is held in public trust and is allocated to us through contracts and allocation rights granted by federal and state agencies or through the ownership of water rights pursuant to local law. Maintaining the reliability of our networks is a key activity of our Regulated Businesses. We have ongoing infrastructure renewal programs in all states in which our Regulated Businesses operate. These programs consist of both rehabilitation of existing mains and replacement of mains that have reached the end of their useful service lives.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. We employ a variety of measures to ensure that we have adequate sources of water supply, both in the short-term and over the long-term. The geographic diversity of our service areas tends to mitigate some of the economic effect of weather extremes we might encounter in any particular service territory. In any given summer, some areas are likely to experience drier than average weather while other areas we serve will experience wetter than average weather.

Our Regulated Businesses are dependent upon a defined source of water supply. Our Regulated Businesses obtain their water supply from surface water sources such as reservoirs, lakes, rivers and streams. In addition, we also obtain water from ground water sources, such as wells, and purchase water from other water suppliers.

The following chart sets forth the sources of water supply for our Regulated Businesses for 2012 by volume:

In our long-term planning, we evaluate quality, quantity, growth needs and alternate sources of water supply as well as transmission and distribution capacity. Sources of supply are seasonal in nature and weather conditions can have a pronounced effect on supply. In order to ensure that we have adequate sources of water supply, we use comprehensive planning processes and maintain contingency plans to minimize the potential impact on service through a wide range of weather fluctuations. In connection with supply planning for most surface or groundwater sources, we employ sophisticated models to determine safe yields under different rainfall and drought conditions. Surface and groundwater levels are routinely monitored so that supply capacity deficits may, to the extent possible, be predicted and mitigated through demand management and additional supply development.

The percentage of finished water supply by source type for our top seven states by Regulated Businesses revenues for 2012 is as follows:

	Ground Water	Surface water	Purchased water
New Jersey	21%	73%	6%
Pennsylvania	7%	92%	1%
Missouri(a)	13%	86%	1%
Illinois	35%	54%	11%
Indiana	56%	43%	1%
California(b)	67%	—	33%
West Virginia	—	100%	—

(a)	There are limitations in our Joplin service area where the projected source of water supply capacity is unable to meet projected peak demands under certain drought conditions. To manage this issue on the demand side, the water use of a large industrial customer can be restricted under an interruptible tariff. Additional wells have been and will be developed to address short-term supply deficiencies. Missouri-American Water Company is working with a consortium of agencies to determine a long-term supply solution for the Joplin, Missouri region.

(b)	In Monterey, in order to augment our sources of water supply, we have implemented conservation rates and other programs to address demand and are utilizing aquifer storage and recovery facilities to store winter water for summer use. Additionally, in other areas, we are making arrangements to extend or expand our purchase of water from neighboring water providers.

The level of treatment we apply to the water varies significantly depending upon the quality of the water source and customer stipulations. Surface water sources, such as rivers, typically require significant treatment, while some groundwater sources, such as aquifers, require chemical treatment only. In addition, a small amount of treated water is purchased from neighboring water purveyors. Treated water is transported through our transmission and distribution network, which includes underground pipes, above ground storage facilities and numerous pumping facilities with the ultimate distribution of the treated water to the customers’ premises.

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

Residential customers make up the majority of our customer base in all of the states in which we operate. In 2012, residential customers accounted for 91.2% of the customers and 59.6% of the operating revenue of our Regulated Businesses. We also serve commercial customers, such as shops and businesses; industrial customers, such as large-scale manufacturing and production operations; and public authorities, such as government buildings and other public sector facilities, including schools. We also supply water to public fire hydrants for firefighting purposes, to private fire customers for use in fire suppression systems in office buildings and other facilities as well as providing bulk water supplies to other water utilities for distribution to their own customers.

The following table sets forth the number of water and wastewater customers (by customer class) for our Regulated Businesses as of December 31, 2012, 2011, and 2010:

	December 31,
	2012		2011		2010
	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,783,354	95,576	2,730,524	95,092	2,728,205	93,156
Commercial	218,988	5,477	216,415	5,462	216,967	5,355
Industrial	3,894	12	3,885	13	4,033	13
Private fire	34,858	10	33,887	10	33,610	11
Public authority & other	15,844	213	15,818	199	15,436	197

Total	3,056,938	101,288	3,000,529	100,776	2,998,251	98,732

The following table sets forth water services operating revenue by customer class and wastewater services operating revenue, excluding other revenues, for our Regulated Businesses for 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
		(in millions)
Water service
Residential	$1,468.6	$1,339.4	$1,300.2
Commercial	518.3	474.2	457.0
Industrial	128.4	116.0	110.2
Public and other	328.4	323.0	314.1

Total water services	$2,443.7	$2,252.6	$2,181.5
Wastewater services	78.2	76.3	69.0

Total	$2,521.9	$2,328.9	$2,250.5

The vast majority of our regulated water customers are metered, which allows us to measure and bill for our customers’ water consumption, typically on a monthly basis. Our wastewater customers are billed either on a fixed charge basis or based on their water consumption.

Customer usage of water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for lawn irrigation and other outdoor uses. Summer weather that is cooler and wetter than average generally serves to suppress customer water demand and can reduce water operating revenue and operating income. Summer weather that is hotter and drier than average generally increases operating revenues and operating income. However, when weather conditions are extremely dry and even if our water supplies are sufficient to serve our customers, our systems may be affected by drought-related warnings and/or water usage restrictions imposed by governmental agencies, thereby reducing customer demand and operating revenue. These restrictions may be imposed at a regional or state level and may affect our service areas, regardless of our readiness to meet unrestricted customer demands. Other factors affecting our customers’ usage of water include conservation initiatives, such as the use of more efficient household fixtures and appliances among residential consumers; declining household sizes in the United States; and deterioration in the economy and credit markets which could have an adverse impact on our industrial and commercial customers’ operational and financial performance.

Customer growth in our Regulated Businesses is driven by (i) organic population growth in our authorized service areas; (ii) adding new customers to our regulated customer base by acquiring water and/or wastewater utility systems; and (iii) the sale of water to other community water systems. Generally, we add customers through tuck-ins of small water and/or wastewater systems, typically serving fewer than 10,000 customers, in close geographic proximity to areas where we operate our Regulated Businesses. We will continue to acquire water and wastewater utilities through tuck-ins. The proximity of tuck-in opportunities to our regulated footprint allows us to integrate and manage the acquired systems and operations using our existing management and to achieve efficiencies. Historically, pursuing tuck-ins has been a fundamental part of our growth strategy. We intend to continue to expand our regulated footprint geographically by acquiring water and wastewater systems in our existing markets and, if appropriate, certain markets in the United States where we do not operate our Regulated Businesses. We will also selectively seek larger acquisitions that allow us to acquire multiple water and wastewater utility systems in our existing and new markets. Before entering new regulated markets, we will evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.

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

Regulation

Economic Regulation

Our Regulated Businesses are generally subject to extensive economic regulation by their respective PUCs. The term “economic regulation” is intended to indicate that these state PUCs regulate the economic aspects of service to the public but do not generally establish water quality standards, which are typically set by the EPA and/or state environmental authorities. State PUCs have broad authority to regulate many of the economic and service aspects of the utilities. For example, state PUCs often issue certificates of public convenience and necessity (or similar authorizations) that may be required for a company to provide service in specific areas. They also approve the rates and conditions under which service is provided and have extensive authority to establish rules and regulations under which the utilities operate. Specific authority might differ from state to state, but in most states PUCs approve rates, accounting treatments, long-term financing programs, significant capital expenditures and plant additions, transactions and relationships between the regulated subsidiary and affiliated entities, reorganizations, mergers and acquisitions. In many instances, approvals are required prior to the transaction. Regulatory policies not only vary from state to state, but can change over time as well. These policies will affect the timing as well as the extent of recovery of expenses and the realized return on invested capital. Our results of operations are significantly affected by rates authorized by the PUCs in the states in which we operate, and we are subject to risks and uncertainties associated with rate case delays or inadequate rate recovery.

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

Our operating revenue is typically determined by reference to a volumetric charge based on consumption and a base fee component set by a tariff approved by the PUC. The process to obtain approval for a change in rates generally involves filing a petition or “rate case” by the utility with the PUC on a periodic basis as determined by the need to recover capital expenditures, reduced consumption, increased operating costs or the utility determines that its current authorized return is not sufficient, given current market conditions, to provide a reasonable return on investment. A PUC may also initiate a rate proceeding or investigation if it believes a utility may be earning in excess of its authorized rate of return or other issues exist, which justify a review, PUCs may also impose other conditions on the content and timing of filings designed to affect rates. Rate cases often involve a lengthy administrative process that can be costly. The utility, the state PUC staff, consumer advocates, and other customers and interveners, who may participate in the process, generally submit testimony and supporting financial data from a twelve month period of time, known as the “test year.” State statutes and PUC rules and precedent usually determine whether the test year should be based on a historical period, a historical period adjusted for certain “known and measurable” changes or forecasted data. The majority of our states require the test year to be based on a historical period adjusted for certain known and measurable changes. The evidence is presented in public hearings held in connection with the rate case, which are economic and service quality fact-finding in nature, and are typically conducted in a trial-like setting before the PUC or an administrative law judge. During the process, the utility is required to provide PUC staff and interveners with all relevant information they may request concerning the utility’s operations, costs and investments. The decision of the PUC should be based on the evidence presented at the hearing.

Some state PUCs are more restrictive than others with regard to the types of expenses and investments that may be recovered in rates as well as with regard to the transparency of their rate-making processes and how they reach their final rate determinations. However, in evaluating a rate case, state PUCs typically focus on a number of areas, including, the amount and prudence of investment in facilities; operating and maintenance expenses and taxes; the appropriate cost of capital and equity return; revenues or consumption at current and expected levels; allocation of the revenue requirements among customer classes; service quality and issues raised by customers.

Failure of the PUCs to recognize reasonable and prudent operating and capital costs can result in the inability of the utility to earn the allowed return and can have a significant impact on the operations and earnings of our Regulated Businesses. Rate cases and other rate-related proceedings can take several months to over a year to complete. Therefore, there is frequently a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating cost increase and when those costs are reflected in rates. For instance, an unexpected increase in chemical costs or new capital investment that is not reflected in the most recently completed rate case will generally not begin to be recovered by the regulated subsidiary until the effective date of the subsequent rate case. Our rate case management program is guided by the goals of obtaining efficient recovery of costs of capital recognition of declining consumption and appropriate recovery of utility operating and maintenance costs, including costs incurred for compliance with environmental regulations. The management team at each of our regulated subsidiaries anticipates the time required for the regulatory process and files rate cases with the goal of obtaining rates that reflect as closely as possible the cost of providing service at the time the rates become effective. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on and of invested capital that are permitted by the PUC.

Our regulated subsidiaries work with legislatures and PUCs to mitigate the adverse impact of regulatory lag through the adoption of positive regulatory policies. These policies include, for example, infrastructure replacement surcharges that allow rates to change outside the context of a general rate proceeding to reflect, on a more timely basis, investments to replace aging infrastructure necessary to sustain high quality, reliable service. Currently, Pennsylvania, Illinois, Missouri, Indiana, New York, and more recently New Jersey allow the use of infrastructure surcharges. In 2012, the general assembly in Pennsylvania passed legislation which expanded the use of infrastructure replacement programs to wastewater systems. In the second quarter of 2012, the New Jersey Board of Public Utilities adopted rules that allow the implementation of a distribution system improvement charge for specified water infrastructure investments. On July 20, 2012, our New Jersey subsidiary submitted a foundational filing for this charge. Our filing was approved on October 23, 2012.

Forward-looking test year mechanisms allow us to earn, on a more current basis, our current or projected usage and costs and a rate of return on our current or projected invested capital. Some states have permitted use of a fully forecasted test year instead of historical data to set rates. Examples of these states include: Illinois, Kentucky, New York, Tennessee, California and Pennsylvania. In all states in which we operate on a regulated basis, PUCs have allowed utilities to update historical data for certain “known and measurable” changes that occur for some limited period of time subsequent to the historical test year. This allows utilities to take into account more current costs or capital investments in the rate-setting process. The extent to which historical data can be updated will generally vary from state to state.

Surcharge mechanisms are also available in a number of states to reflect, outside of a general rate proceeding, changes in major operating expenses which may be beyond the utility’s control. For example, New Jersey, California, Virginia and Illinois have allowed surcharges for purchased water costs. California has allowed surcharges for power and certain other costs, and New York has allowed annual reconciliations for revenues and expenses such as power, fuel, chemicals and property taxes.

Certain states have approved consolidated rates or single-tariff pricing policies. Consolidated rates or single-tariff pricing is the use of a unified rate structure for multiple water systems that are owned and operated by a single utility, but may or may not be contiguous or physically interconnected. The single-tariff pricing structure may be used fully or partially in a state, based on costs that are determined on a state-wide or intra-state regional basis, thereby moderating the impact of periodic fluctuations in local costs while lowering administrative costs for us and our customers. For states that do not employ singe-tariffs, we may have multiple general rate cases filed at any given point in time. Example of states that have adopted a full or partial single-tariff pricing policy include: Pennsylvania, New Jersey, Missouri, West Virginia, Kentucky, Indiana, Illinois and Iowa. Therefore, of our seven largest states, six have some form of single-tariff pricing.

Another mechanism to address issues of regulatory lag is the potential ability, in certain circumstances, to recover in rates a return on utility plant before it is in service, instead of capitalizing an allowance for funds used during construction. Examples of states that have allowed such recovery include Pennsylvania, Kentucky, Virginia, Illinois and California. In addition, some states, such as Indiana, allow the utility to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUC assesses the prudency of such projects.

In some states, the PUC has implemented mechanisms to enhance utility revenue stability in light of conservation initiatives, decreasing per capita consumption or other factors. Sometimes referred to as “decoupling,” these mechanisms, to some extent, separate recoverable revenues from volumes of water sold. For example, the state of California has decoupled revenues from water sold to help achieve the state initiative to reduce water usage by 20% by 2020. This progressive regulation enables utilities to encourage conservation, as revenues are not tied to sales. Similarly, New York has implemented a surcharge or credit based on the difference between actual net revenues and the revenues allowed in the most recent rate order.

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

We maintain a comprehensive environmental policy including responsible business practices, compliance with environmental laws and regulations, effective use of natural resources, and stewardship of biodiversity. We believe that our operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations. Water samples from across our water systems are analyzed on a regular basis for material compliance with regulatory requirements. Across the Company, we conduct over one million water quality tests each year at our laboratory facilities and plant operations, including continuous on-line instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. For 2012, we achieved a score of greater than 99% for drinking water compliance and according to the EPA statistics, American Water’s performance has been far better than the industry average over the last several years. In fact, in 2012, American Water was 30 times better than the industry average for compliance with drinking water quality standards (Maximum Contaminant Levels) and 150 times better for compliance with drinking water monitoring and reporting requirements.

We participate in the Partnership for Safe Water, the United States EPA’s voluntary program to meet more stringent goals for reducing microbial contaminants. With 67 of our 81 surface water plants receiving the program’s “Director” award, we account for approximately one-third of the plants receiving such awards nationwide. In addition, 62 American Water plants have received the “Five-Year Phase III” award, while 55 have been awarded the “Ten-Year Phase III” award.

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

To effect the removal or inactivation of microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and byproducts of the disinfection process. In January 2006, the EPA promulgated the Long-term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectants and Disinfection Byproduct Rule. In October 2006, the EPA finalized the Ground Water Rule, applicable to water systems providing water from underground sources. In 2006, the EPA also proposed revisions to the monitoring and reporting requirements of the existing Lead and Copper Rule. In 2012, the EPA finalized revisions to the Total Coliform Rule that were part of the mandate of a Federal Advisory Committee appointed to negotiate the changes. Most of the anticipated changes to the rule will not be effective until 2016. The EPA is actively considering regulations for a number of contaminants, including hexavalent chromium, fluoride, nitrosamines, perchlorate, some pharmaceuticals and certain volatile organic compounds, but we do not anticipate that any of these regulations will require implementation in 2013.

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

Clean Water Act

The Federal Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to our wastewater collection systems, our operations require discharge permits under the National Pollutant Discharge Elimination System (“NPDES”) permit program established under the Clean Water Act. Pursuant to the NPDES program, the EPA or implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. We believe that we maintain the necessary permits and approvals for the discharges from our water and wastewater facilities. From time to time, discharge violations occur at our facilities, some of which result in fines. We do not expect any such violations or fines to have a material impact on our results of operations or financial condition.

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

We are periodically subject to condemnation proceedings in the ordinary course of business. For example, over the last several years threats of condemnation have been made with respect to certain parts of our water system near Chicago, Illinois. In 2008, the governing bodies of two Illinois municipalities, Homer Glen and Bolingbrook, passed resolutions to pursue a detailed valuation study of the water pipeline that delivers water in those communities. Several nearby municipalities joined in this study. Homer Glen has also commissioned a study to determine the cost and feasibility of condemning Illinois-American’s retail distribution system serving that community. Five municipalities passed ordinances enabling them to form a water agency to pursue eminent domain, and the agency was officially formed in June 2012. In August 2012, the agency made an offer of $34 million for our pipeline. The water agency later sent a letter increasing its offer to $37.6 million, and provided a copy of an appraisal. In December 2012, the water agency voted in favor of filing an eminent domain lawsuit. In January 2013, the water agency filed an eminent domain case. We actively monitor condemnation activities that may affect us as soon as we become aware of them. We do not believe that condemnation poses a material threat to our ability to operate our Regulated Businesses.

Our Market-Based Operations

In addition to our Regulated Businesses, we operate the following Market-Based Operations, which generated $330.3 million of operating revenue in 2012 representing 11.5% of total operating revenue for the same period. Of the lines of business outlined below, no single group within our Market-Based Operations generates in excess of 10% of our aggregate revenue.

Contract Operations Group

Our Contract Operations Group enters into public/private partnerships, including O&M and Design, Build and Operate (“DBO”) contracts for the provision of services to water and wastewater facilities for the United States military, municipalities, the food and beverage industry and other customers. We typically make no long-term capital investment under these contracts with municipalities and other customers; instead we perform our services for a fee. During the contract term, we may make limited short term capital investments under our contracts with the United States military and certain industrial customers. Our Contract Operations Group generated revenue of $232.7 million in 2012, representing 70.5% of revenue for our Market-Based Operations.

We are party to more than 80 contracts, varying in size and scope, across the United States and Canada, with contracts ranging in term from one to 50 years. Included in these contracts are nine 50-year contracts with the Department of Defense for the operation and maintenance of the water and wastewater systems on certain military bases. All of our contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In either event, pursuant to the standard terms of the U.S. government contract termination provisions, we would be entitled to recover allowable costs that we may have incurred under the contract, plus the contract profit margin on incurred costs. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions.

On December 31, 2011, we completed the sale of our Applied Water Management, Inc. group (“AWM”). As noted above, this subsidiary is included in discontinued operations for all periods presented. Therefore, all amounts and statistics disclosed for the Contract Operations Group refer only to on-going operations of the Contract Operations Group.

Homeowner Services Group

Our Homeowner Services Group, through our Service Line Protection Program, provides services to domestic homeowners and smaller commercial establishments to protect against the cost of repairing broken or leaking water pipes and clogged or blocked sewer pipes inside and outside their accommodations.

Our LineSaver™ program involves partnering with municipalities to offer our protection programs to homeowners serviced by the municipalities. During 2012, we entered into a contract with the New York City Water Board (the “Board”), a corporate municipal instrumentality of the State of New York, to offer our LineSaver™ program to the Board’s approximately 650,000 residential customers. We launched our first corresponding mailing in early January 2013.

Our Homeowner Services Group has approximately 970,000 customer contracts in 27 states.

Terratec Environmental Ltd

Our Market-Based Operations also includes our biosolids management group, Terratec, which is located in Canada and provides environmentally sustainable management and disposal of biosolids and wastewater by-products.

Competition

We face competition in our Market-Based Operations from a number of service providers, including Veolia Environnement, American States Water, OMI and Southwest Water, particularly in the area of O&M contracting. Securing new O&M contracts is highly competitive, as these contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise. We also face competition in maintaining existing O&M contracts to which we are a party, as the municipal and industrial fixed term contracts frequently come up for renegotiation and are subject to an open bidding process.

Our Homeowner Services Group faces competition outside our existing footprint primarily from HomeServe USA and Utility Service Partners, Inc.

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

In 2012, we spent $2.8 million on research and development compared to $2.6 million and $2.8 million spent in 2011 and 2010, respectively. Approximately one-quarter of our research budget is comprised of competitively awarded outside research grants. Such grants reduce the cost of research and allow collaboration with leading national and international researchers.

We believe that continued research and development activities are critical in providing quality and reliable service at reasonable rates, in maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Support Services

Our American Water Works Service Company subsidiary provides shared services and corporate governance that achieve economies of scale through central administration. These services are provided predominantly to our Regulated Businesses under the terms of contracts with these companies that have been approved by state PUCs, where necessary. These services, which are provided at cost, may include accounting, administration, business development, corporate secretarial, education and training, engineering, financial, health and safety, human resources, information systems, internal audit, legal, operations, procurement, rates, security, risk management, water quality and research and development. These arrangements afford our operating companies professional and technical talent on an economical and timely basis. We also operate two national customer service centers, which are located in Alton, Illinois and Pensacola, Florida.

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

Employee Matters

Approximately 50% of our workforce is represented by unions. We have 77 collective bargaining agreements in place with 18 different unions representing our unionized employees. We have three union contracts beyond expiration that affect approximately 200 employees, all of which are actively working under the old agreements. Over one-quarter of our local union contracts will expire during 2013.

In September 2010, we declared “impasse” in negotiations of our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The prior agreement expired on July 31, 2010; however negotiations did not produce a new agreement. We implemented our last, best and final offer on January 1, 2011 in order to provide health care coverage for our employees in accordance with terms of the offer. The unions have challenged our right to implement our last, best, and final offer. In this regard, following the filing by the Utility Workers Union of America of an unfair labor practice charge, the National Labor Relations Board (“NLRB”) issued a complaint against us in January 2012, claiming that we implemented the last, best and final offer without providing sufficient notice of the existence of a dispute with the Federal Mediation and Conciliation Service, a state mediation agency, and several state departments of labor. We asserted that we did, in fact, provide sufficient notice.

On October 16, 2012, the NLRB Administrative Law Judge hearing the matter ruled that, although we did provide sufficient notification to the Federal Mediation and Conciliation Service, we did not provide notice to state agencies, in violation of the National Labor Relations Act. The Administrative Law Judge ordered, among other things, that we cease and desist from implementing the terms of our last, best and final offer and make whole all affected employees for losses suffered as a result of our implementation of our last, best and final offer. The “make whole” order, if upheld on appeal, would require us to provide backpay plus interest, from January 1, 2011 through the date of the final determination. Based on current estimates and assumptions, we estimate the cash impact could be in the range of $2.5 to $3.5 million per year, with the total impact dependent on the length of time the issue remains unresolved. In November 2012, we filed an exception to the decision of the Administrative Law Judge in order to obtain a review by the full NRLB.

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

The Company endeavors to reduce regulatory lag by pursuing positive regulatory policies. For example, six state PUCs permit rates to be adjusted outside of the rate case application process through surcharges that address certain capital investments, such as replacement of aging infrastructure. These surcharges are adjusted periodically based on factors such as project completion or future budgeted expenditures, and specific surcharges are eliminated once the related capital investment is incorporated in new PUC approved rates. Other examples of such programs include states that allow us to increase rates for certain cost increases that are beyond the utility’s control, such as purchased water costs or property taxes, or power, conservation, chemical or other expenditures. These surcharge mechanisms enable us to adjust rates closer to the time costs have been incurred than would be the case under the rate case application process. While these programs have been a positive development and we continue to work for expansion of programs to mitigate regulatory lag, some state PUCs have not approved such programs and there is no assurance that any PUC will adopt any of them in the future or that existing programs will continue in their current form, or at all, in the future. Furthermore, no state has adopted surcharge programs that include all elements of cost that may change between general rate proceedings. For example, no state PUC has enabled us to address declining water usage through a surcharge. Although we intend to continue our efforts to expand state PUC approval of surcharges to address issues of regulatory lag, our efforts may not be successful, in which case our business, financial condition, results of operations, cash flow and liquidity may be adversely affected.

Availability of water supplies, restrictions on use, natural hazards, severe weather conditions, climate variability, competing uses and economic conditions may adversely affect our access to sources of water, the demand for water services or our ability to supply water to customers.

Our ability to meet the existing and future demand of our customers depends on the availability of an adequate supply of water. As a general rule, sources of public water supply, including rivers, lakes, streams and groundwater aquifers, are held in the public trust and are not owned by private interests. As a result, we typically do not own the water that we use in our operations, and the availability of our water supply is established through allocation rights (determined by legislation or court decisions) and passing-flow requirements set by governmental entities. Passing-flow requirements set minimum volumes of water that must pass through specified water sources, such as rivers and streams, in order to maintain environmental habitats and meet water allocation rights of downstream users. Allocation rights are imposed to ensure sustainability of major water sources and passing-flow requirements are most often imposed on source waters from smaller rivers, lakes and streams. These requirements, which can change from time to time, may adversely impact our water supply. Supply issues, brought on by climate variability, such as drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water. For example, in our Monterey County, California operations, we are seeking to augment our sources of water supply, principally to comply with an October 20, 2009 order of the California State Water Resources Control Board (the “2009 Order”) that our subsidiary, California-American Water Company (“CAWC”), significantly decrease its diversion from the Carmel River in accordance with a reduction schedule running through December 31, 2016. We are also required to augment our Monterey County sources of water supply to comply with the requirements of the Endangered Species Act. We have implemented conservation rates and other programs to address demand and are utilizing aquifer storage and recovery facilities to store winter water for summer use. We were hopeful that we could address the water supply issues in a meaningful way through a Regional Desalination Project (the “Project”) that was to be implemented through a Water Purchase Agreement and ancillary agreements (the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and CAWC. However, the Project was subject to considerable delay and disputes among the parties. On July 7, 2011, MCWRA advised MCWD and CAWC that the Agreements were void, and on January 17, 2012, CAWC publicly announced that it had withdrawn support of the Project. Finally, on July 12, 2012, the California Public Utility Commission (“CPUC”) closed the proceedings relating to the Project. Nevertheless, disputes among the parties with respect to the Project continued throughout 2012, and, while CAWC and MCWRA have entered into a settlement agreement to resolve their disputes, the terms of the settlement agreement are largely contingent on approval, by the CPUC of the settlement agreement, as well as CWAC’s recovery through rates of its provision to MCWRA of $1.9 million in loan forgiveness and up to approximately $1.5 million in additional payments. Moreover CAWC’s disputes with MCWD remain unresolved and subject to ongoing litigation. Following its withdrawal of support for the Project, CAWC filed an application with the CPUC on April 23, 2012 for approval of the Monterey Peninsula Water Supply Project (the “New Project”). The New Project involves construction of a desalination plant and related facilities, all to be owned by CAWC. In addition, the New Project may encompass CAWC’s purchase of water from the proposed Monterey Peninsula Groundwater Replenishment Project, a joint project between the Monterey Regional Water Pollution Control Agency and the Monterey Peninsula Water Management District (“MPWMD”). In its application, CAWC seeks approval to construct a desalination plant that can accommodate 9.6 million gallons per day. However, if the Groundwater Replenishment Project meets certain specified timing and reasonable cost criteria, CAWC would make the appropriate filing to reduce the size of the desalination plant so that it accommodates 6.4 million gallons per day. CAWC has estimated the total project capital cost for the 9.6 million gallons per day desalination plant and related facilities to be approximately $384 million ($330 million if the size of the plant is reduced to 6.4 million gallons per day). The application also seeks CPUC approval of ratemaking mechanisms designed to enable CAWC to recover its costs related to construction and operation of the New Project, including funding for principal and interest on a State Revolving Fund Loan that CAWC believes it is eligible to receive. CAWC’s ability to move forward on the New Project will be subject to extensive administrative review, including public hearings before the CPUC and testimony from intervening parties. In addition, a large number of federal, state and local approvals must also be obtained. Moreover, on January 29, 2013, CAWC provided a letter to the California State Water Resources Control Board stating that even if the CPUC were to adhere to its schedule for a final CPUC action with respect to the New Project application in December 2013 or January 2014, CAWC does not expect to have an operational water supply project that will enable CAWC to terminate its unpermitted diversions from the Carmel River by December 31, 2016, as required by the 2009 Order. We cannot predict the ultimate effect of the events described above on CAWC’s efforts to secure alternative sources of water, or on CAWC’s exposure to liabilities as a result of its ongoing disputes relating to the Project or its inability to meet the December 2016 deadline under the 2006 Order. If CAWC is unable to secure an alternative source of water, or if other adverse consequences result from the events described above, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Service interruptions due to severe weather events are possible across all our service areas. These include winter storms and freezing conditions, high wind conditions, tornados, earthquakes, floods or high water conditions in or near designated flood plains, hurricanes and severe electrical storms. These weather events may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. In the third quarter of 2011, our New Jersey and Pennsylvania subsidiaries experienced service interruptions in certain of our operating areas and, in some cases, a loss in customers as a result of the extreme weather, including Hurricane Irene and other severe storms in the Northeast.

In October 2012, our east coast subsidiaries were impacted by the weather conditions from Hurricane Sandy. Although we continue to assess the situation, the damage to our facilities and infrastructure within the states of Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia was quickly addressed. The most significant impact to our business was caused by the widespread power outages caused by the storm’s heavy winds, rain and snow. Upon completion of the evaluation of the damages and any associated business interruption losses, claims will be submitted to our insurance carriers. We anticipate expenses that are not covered by insurance are likely recoverable through the rate making process on a state-by-state basis.

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

Our inability to efficiently implement our business transformation project, could result in higher than expected costs or otherwise adversely impact our internal controls environment, operations and profitability.

We have undertaken a “business transformation” project, which is intended to improve our business processes and upgrade our antiquated core information technology systems. This multi-year, enterprise-wide initiative is intended to support our broader strategic initiatives. The project is intended to optimize workflow throughout our field operations, improve our back-office operations and enhance our customer service capabilities. The scale and anticipated future costs associated with the business transformation project are significant and we could incur costs significantly in excess of budgeted costs. Any technical or other difficulties in developing or implementing this initiative may increase the costs of the project and have an adverse effect on our operations and reporting processes, including our internal control over financial reporting. In August 2012, our new business systems associated with Phase I of our business transformation project became operational. Phase I consisted of the roll-out of the Enterprise Resource Planning systems (“ERP”), which encompass applications that will handle human resources, finance, and supply chain/procurement management activities. Phase II consists of the roll-out of a new Enterprise Asset Management system, which will manage an asset’s lifecycle, and a Customer Information system, which will contain all billing and data pertaining to American Water’s customers for our Regulated segment. Phase II is expected to be substantially completed by December 31, 2013. As we make adjustments to our operations as a result of this project, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Although efforts have been made to minimize any adverse impact on our controls, we cannot assure that all such impacts have been mitigated. We can provide no guarantee that we will be able to achieve timely or adequate rate recovery of any increased costs associated with the business transformation project. As of December 31, 2012, we have spent $257.8 million on the project, with $118.1 million spent in 2012.

As we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Further, we may not realize anticipated cost improvements and greater efficiencies from the project.

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

The water and wastewater utility business is very capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment. In 2012, we invested $928.6 million in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems could increase in the future. We fund capital improvement projects using cash generated from operations, borrowings under our revolving credit facility and commercial paper programs and issuances of long-term debt and equity securities. We can provide no assurance that we will be able to access the debt and equity capital markets on favorable terms or at all.

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

As of December 31, 2012, our indebtedness (including preferred stock with mandatory redemption requirements) was $5,595.3 million, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:

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

In order to meet our capital expenditure needs, we may be required to make additional borrowings under our revolving credit facility or issue new debt securities in the capital markets. Moreover, additional borrowings may be required to refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2013 and 2014 are $116.0 million and $12.8 million, respectively. We can provide no assurances that we will be able to access the debt capital markets on favorable terms, if at all. If new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to refinance existing debt on favorable terms.

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

Approximately 50% of our workforce is represented by unions. We have 77 collective bargaining agreements in place with 18 different unions representing our unionized employees. We might not be able to renegotiate labor contracts on terms that are favorable to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations may adversely affect our financial condition, results of operations, cash flows and liquidity. In September 2010, we declared “impasse” in negotiations of our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The prior agreement expired on July 31, 2010; however, negotiations did not produce a new agreement. We implemented our “last, best and final” offer on January 1, 2011 in order to provide health care coverage for our employees in accordance with the terms of the offer. The unions have challenged our right to implement our last, best, and final offer. In this regard, following the filing by the Utility Workers Union of America of an unfair labor practice charge, the National Labor Relations Board (“NLRB”) issued a complaint against us in January 2012, claiming that we implemented the last, best and final offer without providing sufficient notice of the existence of a dispute with the Federal Mediation and Conciliation Service, a state mediation agency, and several state departments of labor. We have asserted that we did, in fact, provide sufficient notice. On October 16, 2012, the NLRB Administrative Law Judge hearing the matter ruled that, although we did provide sufficient notification to the Federal Mediation and Conciliation Service, we did not provide notice to state agencies, in violation of the National Labor Relations Act. The Administrative Law Judge ordered, among other things, that we cease and desist from implementing the terms of our last, best and final offer and make whole all affected employees for losses suffered as a result of our implementation of our last, best and final offer. The “make whole” order, if upheld on appeal, would require us to provide backpay plus interest, from January 1, 2011 through the date of the final determination. Based on current estimates and assumptions, we estimate the cash impact could be in the range of $2.5 to $3.5 million per year, with the total impact dependent on the length of time the issue remains unresolved. In November 2012, we filed an exception to the decision of the Administrative Law Judge in order to obtain a review by the full NLRB. Although no work stoppages have occurred with respect to the expired contracts described above, we cannot provide assurance that a work stoppage or strike will not occur. While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, we cannot assure that a strike or work stoppage would not have a material adverse impact on our results of operations, financial position or cash flows.

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

We own approximately 90 dams. A failure of any of those dams could result in injuries and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

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

In addition to cash from operations, we rely on our revolving credit facility, commercial paper programs, and the capital markets to satisfy our liquidity needs. In this regard, our principal external source of liquidity is our revolving credit facility. We regularly use our commercial paper program as a principal source of short-term borrowing due to the generally more attractive rates we obtain in the commercial paper market. However, disruptions in the capital markets could limit our ability to access capital. While our credit facility lending banks have met all of their obligations, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. In order to meet our short-term liquidity needs, particularly if borrowings through the commercial paper market are unavailable, we maintain a $1.0 billion revolving credit facility. Commitments under this revolving credit facility mature in October 2017 (subject to up to two 1-year extensions at our request). Our inability to maintain, renew or replace these commitments could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity.

American Water Capital Corp. (“AWCC”), our financing subsidiary, had no outstanding borrowings under the revolving credit facility and $27.6 million of outstanding letters of credit under the credit facility as of February 21, 2013. AWCC had $295.1 million of outstanding commercial paper as of February 21, 2013. We cannot assure that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

Our total assets include substantial goodwill. At December 31, 2012, our goodwill totaled $1,207.3 million. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003 and the acquisition of E’Town Corporation by a predecessor to our previous owner in 2001. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, we have taken significant non-cash charges to operating results for goodwill impairments in the past. In the aggregate, goodwill impairment charges including those recognized in our discontinued operations taken in each year from 2006 through 2009 totaled approximately $1.93 billion and reduced net income by approximately $1.91 billion.

We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance. These market events could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in our market price consistent with our peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect our reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

The assets of our Regulated Businesses are subject to condemnation through eminent domain.

Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized efforts may arise from time to time in one or more of the service areas in which our Regulated Businesses operate to convert our assets to public ownership and operation through exercise of the governmental power of eminent domain. Should a municipality or other government subdivision seek to acquire our assets through eminent domain, we may resist the acquisition. For example, over the last several years threats of condemnation have been made with respect to certain parts of our water system near Chicago, Illinois. In 2008, the governing bodies of two Illinois municipalities, Homer Glen and Bolingbrook, passed resolutions to pursue a detailed valuation study of the water pipeline that delivers water in those communities. Several nearby municipalities joined in this study. Homer Glen has also commissioned a study to determine the cost and feasibility of condemning Illinois-American’s retail distribution system serving that community. Five municipalities passed ordinances enabling them to form a water agency to pursue eminent domain, and the agency was officially formed in June 2012. In August 2012, the agency made an offer of $34 million for our pipeline. The water agency later sent a letter increasing its offer to $37.6 million, and provided a copy of an appraisal. In December 2012, the water agency voted in favor of filing an eminent domain lawsuit. In January 2013, the water agency filed an eminent domain case. Contesting an exercise of condemnation through eminent domain may result in costly legal proceedings and may divert the attention of the affected Regulated Business’s management from the operation of its business. Moreover, our efforts to resist the acquisition may not be successful.

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

As of December 31, 2012, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $1,047.8 million and $663.4 million, respectively. Our federal NOL carryforwards begin to expire in 2028, and our state NOL carryforwards will expire between 2013 and 2032. Our ability to utilize our NOL carryforwards is primarily dependent upon our ability to generate sufficient taxable income. Moreover, because our previous owner’s divestiture of its stock was considered an “ownership change” under Section 382 of the Internal Revenue Code, the amount of NOL carryforwards that may be utilized in any year is limited. Our management believes the federal NOL carryforwards are more likely than not to be recovered and therefore currently require no valuation allowance. At December 31, 2012, $192.6 million of the state NOL carryforwards have been offset by a valuation allowance because the Company does not believe these NOLs will more likely than not be realized in the future, and we have, in the past, been unable to utilize certain of our NOLs. The establishment or increase of a valuation allowance in the future would reduce our deferred income tax assets and our net income.

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

At December 31, 2012, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $2,952.4 million, and this amount is likely to increase if our Market-Based Operations grow. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.

Our Market-Based Operations’ long-term contracts with the Department of Defense may be terminated for the convenience of the U.S. Government and are subject to periodic contract price redetermination.

All of our contracts with the Department of Defense for the operation and maintenance of water and wastewater systems may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. Government or as a result of default or non-performance by the subsidiary performing the contract. In addition, the contract price for each of these military contracts is typically subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions. Any early contract termination or unfavorable price redetermination could adversely affect our results of operations.

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

Our regulated subsidiaries own, in the states in which they operate, transmission and distribution mains, pump stations, treatment plants, storage tanks, reservoirs and related facilities. A substantial acreage of land is owned by our Regulated Businesses, the greater part of which is located in watershed areas, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. Additionally, property and facilities including such items as well fields, tanks, offices and operation centers, are also leased by our regulated subsidiaries. Our Market-Based Operations’ properties consist mainly of spreading and waste transportation equipment, office furniture and IT equipment and are primarily located in New Jersey and Canada. Approximately 50% of our properties are located in New Jersey and Pennsylvania.

We maintain property insurance against loss or damage to our properties by fire or other perils, subject to certain exceptions. For insured losses, we are self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained. Any such losses could have a material adverse effect on our consolidated results of operations, financial position or cashflows.

We believe that our properties are generally maintained in good operating condition and in accordance with current standards of good water and wastewater works industry practice, and units of property are replaced as and when necessary.

ITEM 3.	LEGAL PROCEEDINGS

Alternative Water Supply in Lieu of Carmel River Diversions

In 1995, the California State Water Resources Control Board issued an administrative order (the “1995 Order”) to California-American Water Company (“CAWC”) requiring CAWC to implement an alternative water supply in lieu of diversions from the Carmel River. The State Water Resources Control Board held administrative hearings in the summer of 2008 to address claims that CAWC has exceeded its water diversion rights in the Carmel River and has not diligently pursued establishing an alternative water supply as required by the 1995 Order. The State Water Resources Control Board adopted a Cease and Desist Order applicable to CAWC on October 20, 2009 (the “2009 Order”). The 2009 Order finds that CAWC has not sufficiently implemented actions to terminate its unpermitted diversions from the Carmel River as required by the 1995 Order. The 2009 Order requires, among other things, that CAWC significantly decrease its yearly diversions from the Carmel River according to a set reduction schedule running from the date the 2009 Order was adopted until December 31, 2016, at which point all unpermitted diversions must end. Failure to effect the decrease in diversions mandated by the 2009 Order could result in substantial penalties. We can provide no assurances that CAWC will be able to comply with the diversion reduction requirements and other remaining requirements under the 2009 Order or that any such compliance will not result in material additional costs or obligations to us.

In July 2012, CAWC, the State Water Resources Control Board and other parties to CAWC’s previously filed appeal of the 2009 Order and a related action entered into a Stipulation For Dismissal, Without Prejudice, Agreement to Toll Statute of Limitations and Proposed Order (the “Stipulation”). Under the Stipulation, among other things, the actions against the State Water Resources Control Board generally are to be dismissed without prejudice and the statute of limitations related to any future judicial review of the 2009 Order as to claims alleged in CAWC’s appeal of the 2009 Order and in a related action will be tolled. The Superior Court of the State of California for Santa Clara County approved the Stipulation on August 1, 2012, and the actions will be dismissed upon resolution of a request for attorneys’ fees made by the Sierra Club, an intervening party in one of the actions.

In connection with the pending application for the Monterey Peninsula Water Supply Project described below, CAWC provided a letter to the State Water Resources Control Board on January 29, 2013, stating that even if the California Public Utilities Commission (“CPUC”) were to adhere to its schedule for a final CPUC action with respect to the application in December 2013 or January 2014, CAWC does not expect to have an operational water supply project that will enable CAWC to terminate its unpermitted diversions from the Carmel River by December 31, 2016, as required by the 2009 Order.

On December 2, 2010, the CPUC approved the Regional Desalination Project (the “Project”), involving the construction of a desalination facility on the California central coast, north of Monterey. The Project was to be implemented through a Water Purchase Agreement and ancillary agreements (collectively, the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and CAWC. The desalination facility was to be constructed and owned by MCWD, and MCWRA was to construct the wells that were to supply water to the desalination facility. The Project was intended, among other things, to fulfill CAWC’s obligations under the 1995 Order, in addition to other obligations.

The Project was subject to delay due to, among other things, funding delays and investigations and inquiries initiated by public authorities relating to an alleged conflict of interest concerning a former member of the MCWRA Board of Directors (the “Former Director”). The Former Director was paid for consulting work by a contractor to MCWD while serving on the MCWRA Board of Directors. The contractor subsequently was retained as project manager for the Project. (On November 15, 2011, the Monterey County District Attorney charged the Former Director with two felony counts of conflict of interest relating to the Project, as well as additional felony and misdemeanor counts for other activities.)

On July 7, 2011, MCWRA advised MCWD and CAWC that the Agreements were void as a result of the conduct of the Former Director. Subsequently, on August 12, 2011, CAWC advised MCWD and MCWRA that they have defaulted in performance of certain financing obligations under the Water Purchase Agreement. By letter delivered to MCWD and MCWRA on September 28, 2011, CAWC terminated the Agreements, based on MCWRA’s repudiation of the Agreements. In other communications among the parties, each of MCWD and MCWRA have stated that it complied with the financing obligations, and MCWD further responded that, among other things, CAWC did not comply on a timely basis with an obligation under the Water Purchase Agreement that CAWC provide a letter of credit. MCWD also asserted that the Agreements remain in effect. On January 17, 2012, following unsuccessful mediation efforts among the parties, CAWC publicly announced that it had withdrawn support of the Project.

Disputes among the parties with respect to the Project continued throughout 2012. In public filings before the CPUC, MCWD asserted, among other things, that if the CPUC determines that the Project is no longer the preferred water supply solution, it should require CAWC to reimburse MCWD for all costs expended by MCWD in connection with the Project. MCWRA asserted that it was entitled to reimbursement of all costs or expenses relating to the Project, including enumerated expenses under the WPA. Each of MCWD and MCWRA also claimed entitlement to forgiveness of the indebtedness to CAWC that it incurred in connection with the Project. In response, CAWC challenged MCWD’s claim that it is entitled to reimbursement for certain purported litigation expenses, and has stated generally that, in light of the failure of MCWD and MCWRA to fulfill their contractual obligations under the WPA, their entitlement to reimbursement is unclear. On July 12, 2012, the CPUC closed the proceedings relating to the Project. In its decision, the CPUC stated that there may be costs that have been incurred with respect to the Project that may be recoverable in rates, but that it would examine the recoverability of such costs in other proceedings. CAWC plans to file a new application seeking recovery of legal costs relating to the Project after any pending legal disputes are resolved.

On September 17, 2012, CAWC and MCWRA entered into a Tolling and Standstill Agreement whereby each party agreed to toll the statute of limitations on any claims either party may have against the other with respect to the Project and agreed not to commence litigation against the other while the agreement is in effect (other than a civil proceeding for declaratory relief relating to the validity of the Agreements, which, as noted below, CAWC filed on October 4, 2012).

CAWC sought to enter into a similar tolling and standstill agreement with MCWD, but MCWD refused to do so. Therefore, on September 18, 2012, CAWC filed a formal claim with the MCWD Board seeking monetary damages against MCWD. In its claim, CAWC alleges that the Project was terminated due to, among other things, MCWD’s breach of one of the Agreements by failing to use its best efforts to obtain project financing, that MCWD has failed to repay approximately $6 million loaned by CAWC to MCWD in connection with the Project, and that CAWC made substantial expenditures in connection with the Project, which it is entitled to recover from MCWD. CAWC has claimed damages potentially in excess of $20 million. On November 2, 2012, MCWD provided notice that the Board of MCWD rejected CAWC’s claims for damages. CAWC has six months from such date to file a court action on this claim.

On October 4, 2012, CAWC filed a Complaint for Declaratory Relief in the Monterey County Superior Court against MCWRA and MCWD, seeking a determination by the Court as to whether the Agreements are void as a result of the Former Director’s alleged conflict of interest, or remained valid. On November 21, 2012, MCWD filed an Answer to CAWC’s Complaint, a Motion to Change Venue, and a Cross-Complaint for Declaratory Relief. MCWD’s cross-complaint seeks a judicial declaration that any challenge to the validity of the Agreements are time-barred or barred by the California Public Utilities Code. MCWRA filed its Answer to CAWC’s cross-complaint on December 7, 2012. In its answer, MCWRA alleges, among other things, that this action must be stayed pending conclusion of the criminal proceeding relating to the alleged conflict of interest by the Former Director. After CAWC indicated that it did not object to a change of venue, the Monterey County Superior Court approved MCWD’s motion to transfer the case to San Francisco County Superior Court and the transfer was accepted by the San Francisco County Superior Court on January 30, 2013.

In December 2012, CAWC, MCWRA, and the County of Monterey entered into a settlement agreement under which CAWC will forgive approximately $1.9 million previously loaned by CAWC to MCWRA in connection with the Project, and CAWC will make additional payments of up to approximately $1.5 million to MCWRA (approximately half of which will be paid directly to MCWRA; the remaining amount will be placed in an escrow account to pay claims of consultants and contractors against MCWRA relating to the Project). The settlement agreement, the debt forgiveness and the additional payments will be conditioned on CPUC approval, including approval of CAWC rate recovery of the debt forgiveness and the additional payments. On December 4, 2012, the Monterey County Board of Supervisors approved the settlement agreement. The settlement agreement does not affect CAWC’s Complaint for Declaratory Relief on the issue of whether the Agreements are void or valid. CAWC expects to file an application for CPUC approval of the settlement agreement before the end of the first quarter of 2013.

On April 23, 2012, CAWC filed an application with the CPUC for approval of the Monterey Peninsula Water Supply Project (the “New Project”). The New Project involves construction of a desalination plant and related facilities, all to be owned by CAWC. In addition, the New Project may encompass CAWC’s purchase of water from the proposed Monterey Peninsula Groundwater Replenishment Project, a joint project between the Monterey Regional Water Pollution Control Agency and the Monterey Peninsula Water Management District (“MPWMD”). The New Project also would involve aquifer storage and recovery through an already established aquifer storage and recovery program between CAWC and the MPWMD. In its application, CAWC seeks approval to construct a desalination plant that can accommodate 9.6 million gallons per day. However, if the Groundwater Replenishment Project meets certain specified milestones by the time CAWC is ready to construct the plant (currently estimated to be near the end of 2015) and the cost for water to be purchased by CAWC is reasonable, CAWC would make the appropriate filing to reduce the size of the desalination plant so that it accommodates 6.4 million gallons per day.

CAWC has estimated the total project capital cost for the 9.6 million gallons per day desalination plant and related facilities to be approximately $384 million ($330 million if the size of the plant is reduced to 6.4 million gallons per day). CAWC stated in the application that it anticipates, based on discussions with the State Water Resources Control Board, that it is eligible for a State Revolving Fund Loan for the New Project. The application also seeks CPUC approval of ratemaking mechanisms designed to enable CAWC to recover its costs related to construction and operation of the New Project, including funding for principal and interest on the State Revolving Fund Loan.

CAWC’s ability to move forward on the New Project will be subject to extensive administrative review, including public hearings before the CPUC and testimony from intervening parties. In addition, a large number of federal, state and local approvals must also be obtained. One possible impediment, a Monterey County ordinance (the “Ordinance”) limiting sponsorship of a desalination project to government-owned enterprises, was removed as a result of the settlement agreement described above. In accordance with the settlement agreement, Monterey County (the “County”) agreed to dismiss, with prejudice, its complaint for declaratory relief before the California Superior Court in and for the County of San Francisco, asserting, among other things, that the Ordinance applies to CAWC. The Court closed the case on December 13, 2012. In addition, under the settlement agreement, the County and MCWRA agreed to offer reasonable support to CAWC for timely completion of the New Project, subject to their right to exercise independence and discretion in taking any action with respect to the New Project.

In a scheduling ruling issued in August 2012, the CPUC indicated that it expects to take final action on CAWC’s application for the New Project by January 2014. However, these dates are subject to change. We cannot guarantee that CAWC’s application for the New Project will be approved or that the New Project will be completed on a timely basis, if ever.

San Clemente Dam

The San Clemente Dam is a 106-foot high concrete arch dam located approximately 18.5 miles from the Pacific Ocean on the Carmel River. It was constructed in 1921 and has been operated by CAWC since 1966. In 1980, the California Department of Water Resources, Division of Safety of Dams (“DSOD”) directed CAWC to evaluate the structural integrity of the dam in the event of severe earthquakes or floods that could overtop the dam. In 1992, CAWC concluded that under certain conditions, the San Clemente Dam might not be stable in the event of a “Maximum Credible Earthquake” (the maximum earthquake that appears capable of occurring under the presently known geologic framework). The studies also concluded that a “Probable Maximum Flood” (the flood that may be expected from the most severe combination of critical meteorological and hydrologic conditions that is reasonably possible in the drainage basin under study) could overtop the dam by fourteen feet and cause excessive erosion in the area of the downstream abutments. Based on these findings, DSOD ordered CAWC to improve the San Clemente Dam to address these issues.

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

The Reroute and Removal Project became CAWC’s preferred project. Subject to CPUC approval and ratepayer recovery, CAWC committed to pay an amount equivalent to the estimated cost of buttressing the dam (approximately $49 million). The California State Coastal Conservancy has committed to secure approximately $34 million from State, Federal, and private foundation resources to fund the difference between the approximate cost of dam buttressing and the cost of the Reroute and Removal Project. In September 2010, CAWC filed an application with the CPUC for authorization to implement the Reroute and Removal Project and to recover through rates the $49 million in prospective costs associated with the Reroute and Removal Project over a twenty-year period. In addition, CAWC sought to recover certain historical costs, totaling approximately $26.9 million, related to studies to determine whether the dam could withstand a Probable Maximum Flood and or Maximum Credible Earthquake, efforts to develop a project to address seismic issues, the identification and analysis of possible alternative project options, and activities undertaken pursuant to the directives of Federal and State government agencies, including DSOD, which is acting as the lead agency under the State and Federal environmental review laws.

On June 21, 2012, the CPUC issued a Decision approving the Reroute and Removal Project. Specifically, the decision provides for rate recovery by CAWC of the $49 million in prospective costs over a 20-year period, subject to an offset for tax benefits derived by CAWC’s donation of specified parcels of land; CAWC may file an application with the CPUC to increase the amount of costs subject to rate recovery if project costs exceed $49 million. In addition, the Decision permits CAWC to earn its full rate of equity return on this investment by allowing CAWC to draw interest at its authorized cost of capital, which includes both the debt and equity rates set by the CPUC. In addition, the Decision permits CAWC’s rate recovery of approximately $27 million in historical costs. The Decision places all authorized and estimated costs in a regulatory asset/balancing account and provides for recovery of the regulatory asset/balancing account over a twenty-year period beginning July 1, 2012.

On July 27, 2012, the Division of Ratepayer Advocates of the CPUC (the “DRA”) filed an application for rehearing of the Decision. While supporting the Reroute and Removal Project, the DRA challenged the portion of the Decision authorizing CAWC to earn a full rate of return on expenses of the Dam Project. The CPUC has not yet ruled on the DRA’s application. On August 13, 2012, CAWC filed a response challenging the DRA application. The matter is pending.

Other Matters

On June 29, 2012, a pipe bridge that supported three pipes carrying raw and treated water to and from the New Jersey American Water (“NJAW”) Monmouth County Swimming River Treatment plant collapsed, substantially reducing the plant’s capacity. The bridge previously had suffered damage from Hurricane Irene in 2011. The plant provides approximately 50% of the total capacity needed to meet maximum daily demands for NJAW’s Coastal North system, which serves approximately 95,000 customers; other sources provide the remaining capacity. An estimated 200 customers at the highest elevations of the service area were without water service for approximately six hours on June 29, 2012, and the drop in water pressure resulted in the declaration of a state of emergency by Monmouth County and a precautionary boil water advisory for all customers served by the system. NJAW distributed 51,000 cases of bottled water to its customers in the system. Emergency temporary piping across a road bridge was constructed and substantial capacities were restored by July 2, at which time all boil water advisories were lifted. Full plant capacity was restored on July 4, and the county lifted the state of emergency on July 9.

The BPU directed NJAW to retain a special reliability master (“SRM”) to conduct an investigation and present findings and recommendations to the BPU. NJAW cooperated fully with BPU Staff and the SRM throughout the course of the investigation. The SRM presented its report to the BPU on February 20, 2013. The SRM made 17 recommendations for improvement to overall system reliability, seven of which had been identified by the Company in its initial draft After Action Review (prepared by NJAW to document the actions it took to respond to the bridge collapse and its impacts) as potential enhancements to NJAW’s event management and response processes and procedures. The Company is in the process of implementing a number of the SRM recommendations. The BPU accepted the SRM’s report, for filing purposes only, and noticed a 30 day public comment period that will end on March 22, 2013. After the close of the public comment period, the BPU will determine its responses to this matter. We are unable to predict the outcome of this matter at this time.

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

Since April 23, 2008, our common stock has traded on the NYSE under the symbol “AWK.” As of February 21, 2013, there were 177,409,722 shares of common stock outstanding and approximately 1,498 record holders of common stock.

The following table sets forth the per-share range of the high and low closing sales prices of our common stock as reported on the NYSE and the cash dividends paid and declared per share for the years ended December 31, 2012 and 2011.

	2012					2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Dividends paid per common share	$0.23	$0.23	$0.25	$0.50	$1.21	$0.22	$0.22	$0.23	$0.23	$0.90
Dividend declared per common share	$0.23	$0.25	$0.25	$0.25	$0.98	$0.22	$0.45	$0.23	$0.23	$1.13
Price range of common stock
—High	$34.47	$34.95	$38.35	$38.17	$38.35	$28.33	$30.70	$31.03	$32.78	$32.78
—Low	$31.38	$33.01	$34.67	$36.20	$31.38	$25.17	$27.87	$25.39	$28.34	$25.17

For information on securities authorized for issuance under our equity compensation please, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of operations data:
Operating revenues	$2,876,889	$2,666,236	$2,555,035	$2,290,446	$2,193,157
Goodwill impairment charges	—	—	—	$428,036	$712,727
Operating income (loss)	$924,973	$803,136	$728,122	$183,835	$(155,221)
Income (loss) from continuing operations	$374,250	$304,929	$255,072	$(219,998)	$(529,291)
Income (loss) from continuing operations per basic common share(1)	$2.12	$1.74	$1.46	$(1.31)	$(3.31)
Income (loss) from continuing operations per diluted common share(1)	$2.11	$1.73	$1.46	$(1.31)	$(3.31)

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash and cash equivalents	$24,433	$14,207	$13,112	$22,256	$9,542
Utility plant and property, net of depreciation	$11,584,944	$10,872,042	$10,241,342	$9,708,885	$9,218,396
Total assets	$14,718,976	$14,776,391	$14,086,246	$13,459,368	$13,231,818
Short-term and long-term debt	$5,574,763	$5,882,956	$5,658,473	$5,434,463	$5,251,979
Redeemable preferred stock	$20,511	$22,036	$22,794	$23,011	$23,208
Total debt and redeemable preferred stock	$5,595,274	$5,904,992	$5,681,267	$5,457,474	$5,275,187
Common stockholders’ equity	$4,443,268	$4,235,837	$4,127,725	$4,000,859	$4,102,001
Preferred stock without mandatory redemption requirements	$1,720	$4,547	$4,547	$4,557	$4,557
Total stockholders’ equity	$4,444,988	$4,240,384	$4,132,272	$4,005,416	$4,106,558

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Other data:
Cash flows provided by (used in):
Operating activities	$955,598	$808,357	$774,933	$596,156	$552,169
Investing activities	$(382,356)	$(912,397)	$(746,743)	$(703,611)	$(1,033,667)
Financing activities	$(563,016)	$105,135	$(37,334)	$120,169	$477,559
Construction expenditures, included in investing activities	$(928,574)	$(924,858)	$(765,636)	$(785,265)	$(1,008,806)
Dividends paid per common share	$1.21	$0.90	$0.86	$0.82	$0.40
Dividends declared per common share	$0.98	$1.13	$0.86	$0.82	$0.40

(1)	For the years ended December 31, 2009 and 2008, there are no dilutive incremental common shares included in diluted earnings per share as all potentially dilutive instruments would be anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Form 10-K. You should read “Risk Factors” and “Forward-Looking Statements.”

Executive Overview

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our approximately 6,700 employees provide drinking water, wastewater and other water related services to an estimated 14 million people in more than 30 states and in two Canadian provinces. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters. Our Regulated Businesses provide services in 16 states and serves approximately 3.2 million customers based on the number of connections to our water and wastewater networks. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Operations segment. As noted under “Business Section,” our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to (i) economic utility regulation; (ii) economic environment; (iii) the need for infrastructure investment; (iv) an overall trend of declining water usage per customer; (v) weather and seasonality; and (vi) access to and quality of water supply.

In 2012, we continued the execution of our strategic goals. Our commitment to operational excellence led to success in portfolio optimization, improved regulated operating efficiency, improved performance of our Market-Based Operations, and enabled us to provide increased value to our customers and investors. During the year, we focused on executing our portfolio optimization, actively addressing regulatory lag and declining usage, continuing to make efficient use of capital and continuing to improve our regulated operation and maintenance (“O&M”) efficiency ratio. Also, in 2012, we focused on the expansion of our Market-Based Operations, particularly on the Homeowner Services Group and Military Contract Operations, and on optimizing our municipal contract operations business model that is designed to provide value creation for both American Water and the municipality.

2012 Financial Results

All financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), reflects only continuing operations. In 2011, as part of our portfolio optimization initiative, we entered into agreements to sell our regulated subsidiaries in Arizona, New Mexico, Ohio and our regulated water and wastewater systems in Texas. The sale of our Texas subsidiary’s assets was completed in June 2011, while the sales of our regulated subsidiaries in Arizona, New Mexico and Ohio were completed during 2012. Additionally, on December 13, 2011, we completed the sale of Applied Water Management, Inc. which was part of our Contract Operations line of business within our Market-Based segment. Therefore, the financial results of all of these entities have been presented as discontinued operations for all periods, unless otherwise noted. See Note 3 to Consolidated Financial Statements for further details on our discontinued operations.

For the year ended December 31, 2012, we continued to increase our net income, while making significant capital investment in our infrastructure and implementing operational efficiency improvements necessary to offset increases in production and employee benefit costs. Aided by rate increases and favorable weather in the Northeast and Midwest regions of the United States, most notably in June and July, for the year ended December 31, 2012, we generated $2,876.9 million in total operating revenue, and $358.1 million in net income compared to total operating revenue of $2,666.2 million, and $309.6 million in net income in 2011. Our Regulated Businesses, our largest operating segment, generated $2,564.4 million in operating revenue, representing 89.1% of our consolidated operating revenue compared to $2,368.9 million in operating revenues representing 88.8% of our consolidated operating revenue in 2011. This increase of 8.3% in operating revenues, when compared to 2011, was primarily due to rate increases and increased sales volume in all customer classes in 2012. Additionally, for the year ended December 31, 2012, our Market-Based Operations generated $330.3 million in operating revenue, compared to $327.8 million in operating revenues in 2011, an increase of 0.8%.

Net income from continuing operations was $374.3 million for the year ended December 31, 2012 compared to net income from continuing operations of $304.9 million for the year ended December 31, 2011. Diluted earnings from continuing operations per average common share was $2.11 for the year ended December 31, 2012 as compared to $1.73 for year ended December 31, 2011. For the year ended December 31, 2012, we reported net income of $358.1 million, or diluted earnings per share of $2.01 compared to net income of $309.6 million, or diluted EPS of $1.75 for the comparable period in 2011. Net income for 2012 includes income tax charges of $6.5 million, or $0.04 diluted loss per share, resulting from the divestiture of our Arizona, New Mexico and Ohio subsidiaries. In addition, we generated increased cash flows from operations during 2012 of $955.6 million, compared to $808.4 million in 2011.

The primary factors contributing to the increase in net income from continuing operations for the year ended December 31, 2012 were increased revenues resulting from rate increases and higher customer usage as well as slightly higher revenues in our Market-Based Operations segment partially offset by higher operation and maintenance expense, depreciation and amortization expense and general taxes. See “Consolidated Results of Operations and Variances” and “Segment Results” below for further detailed discussion of the consolidated results of operations, as well as our business segments.

Implementation of Portfolio Optimization Initiative

In 2012, we continued to execute our plan for optimizing our portfolio. In January 2012, we completed the sale of regulated operations in Arizona and New Mexico. Net proceeds, after all post-close adjustments, amounted to $458.9 million. In May 2012, we completed the divestiture of our Ohio subsidiary. The net proceeds, after all post-close adjustments, totaled $102.2 million.

During 2012, the Company closed on ten acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $44.6 million. Included in this amount is the acquisition of seven regulated water systems in New York for a purchase price of $36.7 million plus assumed liabilities. This acquisition added approximately 50,000 water customers to our regulated operations. Effective August 17, 2012, the New York State Public Service Commission approved a plan to merge these seven regulated water systems with and into our Long Island subsidiary, which was then renamed New York American Water Company.

Capital Investments

We invested approximately $929 million and $925 million in Company-funded capital improvements in 2012 and 2011, respectively. These capital investments are needed on an ongoing basis to comply with existing and new regulations, renew aging treatment and network assets, provide capacity for new growth and ensure system reliability, security and quality of service. The need for continuous investment presents a challenge due to the potential for regulatory lag, or the delay in recovering our operating expenses and earning an appropriate rate of return on our invested capital and a return of our invested capital. In conjunction with our capital program, management continued its focus on reducing regulatory lag during 2012. For 2013 we anticipate spending approximately $950 million on Company-funded capital investments, including expenditures associated with our business transformation project.

On August 1, 2012, our new business systems associated with Phase I of our business transformation project became operational. Phase I consisted of the roll-out of the Enterprise Resource Planning systems (“ERP”), which encompasses applications that handle human resources, finance, and supply chain/procurement management activities. Phase II consists of the roll-out of a new Enterprise Asset Management system, which will manage an asset’s lifecycle, and a Customer Information System, which will contain all billing and data pertaining to American Water’s customers for our Regulated segment. Phase II is expected to be substantially complete by December 31, 2013. Through December 31, 2012, we have spent $257.8 million including AFUDC on this business transformation project with $118.1 of that amount spent in 2012.

Rate Cases and Regulatory Matters

In 2012, we received authorizations for additional annualized revenues from general rate cases, totaling $123.1 million. During 2012, rate cases were approved for our California, Illinois, Indiana, Iowa, Missouri, New Jersey, New York, Tennessee and Virginia subsidiaries. Also, in 2012, we were granted $18.4 million in additional annualized revenues, assuming constant sales volumes from infrastructure charges in several of our states and in July 2012, our California cost of capital application was approved. On January 1, 2013, additional annualized revenue of $6.5 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective.

Other regulatory activities occurring in 2012 that allow us to address regulatory lag include the passing of legislation by the general assembly in Pennsylvania which expanded the use of infrastructure replacement programs to wastewater systems and the rules adopted by the New Jersey Board of Public Utilities in the second quarter of 2012 that allow the implementation of a distribution system improvement charge for specified water infrastructure investments. On July 20, 2012, our New Jersey subsidiary submitted a foundational filing for this charge and our filing was approved on October 23, 2012.

As of February 21, 2013, we are awaiting final orders in two states requesting additional annualized revenue of approximately $36.9 million.

Continue Improvement in O&M Efficiency Ratio for our Regulated Businesses

Our O&M efficiency ratio (a non-GAAP measure) is defined as our regulated operation and maintenance expense divided by regulated operating revenues, where both O&M expense and operating revenues are adjusted to eliminate purchased water expense. We have modified, for all periods presented, our O&M efficiency ratio to exclude the allocable portion of non-O&M support services cost, mainly depreciation and general taxes, that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other lines in the Statement of Operations. Management believes that this modified calculation better reflects the Regulated Businesses segment’s O&M efficiency ratio. Our O&M efficiency ratio was 40.1% for the year ended December 31, 2012 compared to 42.4% and 44.2% for the years ended December 31, 2011 and 2010, respectively. We evaluate our operating performance using this measure, as it is the primary measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures or deemed more useful than the GAAP information provided elsewhere in this report. The following table provides a reconciliation between operation and maintenance expense and operating revenues, as determined in accordance with GAAP, and to those amounts utilized in the calculation of our O&M efficiency ratio for the years ended December 31, 2012, 2011 and 2010:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure)

	For the years ended December 31,
	2012	2011	2010
Total O&M expense	$1,350,040	$1,301,794	$1,290,941
Less:
O&M expense—Market-Based Operations	276,809	278,375	256,633
O&M expense—Other	(56,755)	(69,192)	(61,138)

Total Regulated O&M expense	1,129,986	1,092,611	1,095,446
Less:
Regulated purchased water expense	110,173	99,008	99,834
Allocation of internal non-O&M costs	35,067	30,590	29,414

Adjusted Regulated O&M expense(a)	984,746	963,013	966,198

Total Operating Revenues	2,876,889	2,666,236	2,555,035
Less:
Operating revenues—Market-Based Operations	330,329	327,815	294,723
Operating revenues—Other	(17,874)	(30,470)	(25,344)

Total Regulated operating revenues	2,564,434	2,368,891	2,285,656
Less: Regulated purchased water expense*	110,173	99,008	99,834

Adjusted Regulated operating revenues(b)	$2,454,261	$2,269,883	$2,185,822

Regulated O&M efficiency ratio (a)/(b)	40.1%	42.4%	44.2%

*	Note calculation assumes purchased water revenues approximate purchased water expenses.

Growing our Market-Based Operations

In August 2012, our Homeowner Services Group (“HOS”) was selected by the New York City Water Board as the official service line protection provider to homeowners. HOS will make services available to an estimated 650,000 homeowners throughout the city’s five boroughs. Also, during the third quarter of 2012, HOS announced that it is expanding the number of communities in which it provides water and sewer line protection programs to homeowners in Connecticut, Indiana, Michigan and Ohio.

Other matters

In September 2010, we declared “impasse” in negotiations of our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The prior agreement expired on July 31, 2010; however, negotiations did not produce a new agreement. We implemented our “last, best and final” offer on January 1, 2011 in order to provide health care coverage for our employees in accordance with the terms of the offer. The unions have challenged our right to implement our last, best, and final offer. In this regard, following the filing by the Utility Workers Union of America of an unfair labor practice charge, the NLRB issued a complaint against us in January 2012, claiming that we implemented the last, best and final offer without providing sufficient notice of the existence of a dispute with the Federal Mediation and Conciliation Service, a state mediation agency, and several state departments of labor. We have asserted that we did, in fact, provide sufficient notice.

On October 16, 2012, the NLRB Administrative Law Judge hearing the matter ruled that, although we did provide sufficient notification to the Federal Mediation and Conciliation Service, we did not provide notice to state agencies, in violation of the National Labor Relations Act. The Administrative Law Judge ordered, among other things, that we cease and desist from implementing the terms of our last, best and final offer and make whole all affected employees for losses suffered as a result of our implementation of our last, best and final offer. The “make whole” order, if upheld on appeal, would require us to provide backpay plus interest, from January 1, 2011 through the date of the final determination. Based on current estimates and assumptions, we estimate the cash impact could be in the range of $2.5 to $3.5 million per year, with the total impact dependent on the length of time the issue remains unresolved. On November 2012, we filed an exception to the decision of the Administrative Law Judge in order to obtain a review by the full NLRB.

2013 and Beyond

Our strategy for the future will continue to focus on customers, expansion through targeted growth, environmental sustainability, and regulatory and public policy. We will also continue to modernize our infrastructure and to focus on operational efficiencies, while bolstering a culture of continuous improvement.

In 2013, we will continue to focus on our customers by achieving established customer satisfaction and service quality targets. We will expand our Regulated Business segment through focused acquisitions and/or organic growth, while expanding in our Market-Based segment from new core growth, expanded markets and new offerings. In regards to environmental sustainability, we are committed to maximizing our protection of the environment, reducing our carbon and waste footprints and water lost through leakage. We will drive appropriate legislative and regulatory policy changes by actively addressing regulatory lag that impacts return on our investments and promoting constructive regulatory frameworks. We expect to file up to four general rate cases as well as file for infrastructure surcharges. Additionally, we expect, as part of our general rate case filings or separate filings, to seek appropriate pass-through mechanisms and forward-looking adjustments or mechanisms that recognize declining usage.

In 2013, we expect to invest approximately $950 million to upgrade our infrastructure and systems. We also expect to continue to improve our regulated O&M efficiency ratio and expect to meet or exceed the five-year goal we established in 2011 to be below 40%, one to two years early. A significant component in both the capital and O&M efficiency objectives is to optimize our supply chain process to provide more value for each dollar of capital and O&M spent. We anticipate completing Phase II of our business transformation; and continue to close the gap between our allowed and our earned regulated return. We are committed to operating our business responsibly and managing our operating and capital costs in a manner that serves our customers and produces value for our shareholders. We are committed to an ongoing strategy that leverages processes and technology innovation to make ourselves more effective and efficient.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Operating revenues	$2,876,889	$2,666,236	$2,555,035

Operating expenses
Operation and maintenance	1,350,040	1,301,794	1,290,941
Depreciation and amortization	381,503	351,821	330,264
General taxes	221,212	210,478	205,597
(Gain) loss on asset dispositions and purchases	(839)	(993)	111

Total operating expenses, net	1,951,916	1,863,100	1,826,913

Operating income	924,973	803,136	728,122

Other income (expenses)
Interest, net	(310,794)	(312,415)	(313,765)
Allowance for other funds used during construction	15,592	13,131	9,644
Allowance for borrowed funds used during construction	7,771	5,923	5,225
Amortization of debt expense	(5,358)	(5,055)	(4,516)
Other, net	(926)	(1,040)	4,714

Total other income (expenses)	(293,715)	(299,456)	(298,698)

Income from continuing operations before income taxes	631,258	503,680	429,424
Provision for income taxes	257,008	198,751	174,352

Income from continuing operations	374,250	304,929	255,072
Income (loss) from discontinued operations, net of tax	(16,180)	4,684	12,755

Net income	$358,070	$309,613	$267,827

Basic earnings per common share:(a)
Income from continuing operations	$2.12	$1.74	$1.46

Income (loss) from discontinued operations, net of tax	$(0.09)	$0.03	$0.07

Net income	$2.03	$1.76	$1.53

Diluted earnings per common share:(a)
Income from continuing operations	$2.11	$1.73	$1.46

Income (loss) from discontinued operations, net of tax	$(0.09)	$0.03	$0.07

Net income	$2.01	$1.75	$1.53

Average common shares outstanding during the period:
Basic	176,445	175,484	174,833

Diluted	177,671	176,531	175,124

(a)	Amounts may not sum due to rounding.

Comparison of consolidated Results of Operations for the Years Ended December 31, 2012 and 2011

Operating revenues. Consolidated operating revenues for the year ended December 31, 2012 increased $210.7 million, or 7.9%, compared to the same period in 2011. This increase is the result of higher revenues in our Regulated Businesses of $195.5 million, which was mainly attributable to rate increases and increased sales volumes, primarily related to weather. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the year ended December 31, 2012 increased $48.2 million, or 3.7%, compared to 2011. This change was mainly attributable to a $37.4 million increase in our Regulated Businesses costs primarily related to an increase in production costs of approximately $12.2 million to support higher customer demand as well as incremental contracted services costs attributable to various projects in support of improving processes and operating efficiency and effectiveness, including the support of the go-live of our Enterprise Resource Planning system, and the use of temporary labor to backfill positions, including those positions vacated by employees assigned to our business transformation project. Also, contributing to the increase was a $7.0 million contribution made in 2012 to the American Water Charitable Foundation, a 501(c)(3) organization. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $29.7 million, or 8.4%, for the year ended December 31, 2012 compared to the same period in the prior year as a result of additional utility plant placed in service.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $10.7 million, or 5.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was principally due to higher property taxes of $7.3 million, most of which is the result of incremental taxes associated with our New York acquisition.

Other income (expenses). Other expenses decreased $5.7 million, or 1.9%, for the year ended December 31, 2012 compared to the same period in the prior year. This decrease is attributable to an increase in allowance for funds used during construction (“AFUDC”) of $4.3 million resulting from increased construction activity, including our business transformation project and a decrease in interest expense, net of interest income of $1.6 million.

Provision for income taxes. Our consolidated provision for income taxes increased $58.3 million, or 29.3%, to $257.0 million for the year ended December 31, 2012. The effective tax rates for the years ended December 31, 2012 and 2011 were 40.7% and 39.5%, respectively. The rate for the twelve months ended December 31, 2011 includes a $4.5 million tax benefit related to one of our operating companies contributing non-utility property to a county authority within its operating area.

Income (loss) from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio and our Applied Water Management, Inc. subsidiary within the Market-Based Operations segment have been classified as discontinued operations for all periods presented. The loss in 2012 is primarily comprised of net losses recorded in connection with the disposition of our Arizona, New Mexico and Ohio subsidiaries. The 2011 income amount reflects the operations for the discontinued subsidiaries and an after-tax benefit of $15.1 million related to the cessation of depreciation for our Arizona, New Mexico, and Texas subsidiaries. Under GAAP, operations that are considered discontinued cease to depreciate their assets. Partially offsetting the 2011 income from discontinued operations, net of tax amount was $25.1 million after tax write-downs recorded in 2011 to reduce the net asset values of certain of our discontinued operations.

Net income. Net income for 2012 was $358.1 million compared to $309.6 million for 2011. The variation between the periods is the result of the aforementioned changes.

Comparison of consolidated Results of Operations for the Years Ended December 31, 2011 and 2010

Operating revenues. Consolidated operating revenues for the year ended December 31, 2011 increased $111.2 million, or 4.4%, compared to the same period in 2010. Contributing to this increase were higher revenues in our Regulated Businesses of $83.2 million, which were mainly the result of rate increases, and higher revenues in our Market-Based Operations segment of $33.1 million, which were primarily due to a $22.3 million increase in the Contract Operations Group revenues attributable to incremental capital project activity associated with our military services contracts. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the year ended December 31, 2011 increased $10.9 million, or 0.8%, compared to 2010. This change was driven by a $21.7 million increase in our Market-Based Operations segment primarily related to the increased capital activity associated with our military contracts, partially offset by a $2.8 million decrease in our Regulated Businesses segment. The remaining $8.1 million decrease was mainly due to additional expenses in 2010 attributable to a $5.0 million contribution to the American Water Charitable Foundation, a 501(c)(3) organization that was established in December 2010 to encourage and support employees’ volunteerism and community giving, and severance costs of $2.7 million associated with changes in certain senior management positions. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

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

Other income (expenses). Other income (expenses) increased $0.8 million, or 0.3%, for the year ended December 31, 2011 compared to the same period in the prior year. This increase is attributable to an increase in allowance for funds used during construction (“AFUDC”) of $4.2 million resulting from increased construction activity and a decrease in interest expense, net of interest income, of $1.4 million, partially offset by a decrease in Other, net. The decrease in Other, net of $5.8 million is mainly due to the inclusion in 2010 of the release of the remaining balance of a loss reserve amounting to $1.3 million, resulting from the resolution of the outstanding issues and uncertainties, incremental rental revenues of $2.6 million and the recognition of funds received related to the methyl tertiary butyl ether (“MTBE”) legal settlement for $1.9 million resulting from the outcome of a subsidiary’s rate order.

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

Income from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico, Texas and Ohio and our Applied Water Management, Inc. subsidiary within the Market-Based Operations segment have been classified as discontinued operations for all periods presented. The decrease in income from discontinued operations, net of tax is primarily related to a $25.1 million charge recorded to reduce the net asset values of those businesses classified as discontinued operation, which included associated parent company goodwill, to their net realizable values. This charge was offset by a benefit of $15.1 million related to the cessation of depreciation for our Arizona, New Mexico, Texas and Ohio subsidiaries in accordance with GAAP for the year ended December 31, 2011.

Net income. Net income for 2011 was $309.6 million compared to $267.8 million for 2010. The variation between the periods is the result of the aforementioned changes.

Segment Results of Operations

We have two operating segments, which are also our reportable segments: the Regulated Businesses and the Market-Based Operations. These segments are determined based on how we assess performance and allocate resources. We evaluate the performance of our segments and allocated resources based on several factors, with the primary measure being income from continuing operations before income taxes. Certain 2011 and 2010 Operations and Maintenance expense categories have been reclassified to conform to the 2012 presentation.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the years ended December 31,
	2012	2011	2010
		(in thousands)
Operating revenues	$2,564,434	$2,368,891	$2,285,656
Operation and maintenance expense	1,129,986	1,092,611	1,095,446
Operating expenses, net	1,685,734	1,609,276	1,587,963
Income from continuing operations before income taxes	649,117	535,445	478,629

Operating Revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is subject to state regulation and our results of operations can be impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate. The table below details additional annualized revenues awarded, including step increases and assuming a constant volume, resulting from rate authorizations granted in 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(in millions)
State
General Rate Cases:
Pennsylvania(1)	$—	$62.1	$8.4
New Jersey	30.0	—	39.9
Kentucky	—	—	18.8
Missouri	24.0	—	28.0
Illinois	17.9	—	41.4
Indiana	1.9	—	31.5
California	32.9	—	14.6
West Virginia		5.1	—
Virginia(2)	2.6	4.8
Tennessee	5.2	5.6	—
Iowa	2.8	—	—
New York(3)	5.6	—	—
Other	0.2	1.2	0.8

Total—General Rate Cases	$123.1	$78.8	$183.4

(1)	2010 amount includes additional increases of $3.2 million in 2011 and $2.6 million in 2012.
(2)	The new rates provided for additional annualized revenue of $2.3 million in 2012 and $4.3 million in 2011 for jurisdictional customers, and a $0.3 million in 2012 and $0.5 million in 2011 increase for non-jurisdictional customers, which are not subject to commission filing.
(3)	Amount includes $3.0 million increase effective April 1, 2012. With the remainder of $1.4 million and $1.2 million becoming effective April 1, 2013 and April 1, 2014, respectively.

The effective dates for the more significant increases granted in 2012 were January 1, 2012, April 1, 2012, May 1, 2012 and October 1, 2012 for our California, Missouri, New Jersey, and Illinois subsidiaries, respectively. The effective date for the 2011 Pennsylvania rate increase was November 11, 2011. The 2011 increase in Virginia was effective in March 2011 while the Tennessee and West Virginia increases were effective in April 2011. The effective dates for the larger rate increases granted in 2010 were October 1, 2010, July 1, 2010, April 23, 2010 and May 3, 2010, in Kentucky, Missouri, Illinois and Indiana, respectively. Rate increases granted in 2010 for Pennsylvania and New Jersey were not effective until January 1, 2011.

As previously noted, an increasing number of states are permitting rates to be adjusted outside of a general rate case for certain costs, such as mechanisms that permit a return on capital investments to replace aging infrastructure. The following table details additional annualized revenue authorized through infrastructure surcharge mechanisms which were granted in 2012, 2011 and 2010. As these surcharges are typically rolled into the new base rates and therefore are reset to zero when new base rates are effective, certain of these charges may also be reflected in the total general rate case amounts awarded in the table above if the order date was following the infrastructure surcharge filing date:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Infrastructure Charges:
Pennsylvania	$10.5	$16.4	$8.5
Missouri	4.2	5.8	3.2
Indiana	3.7	—	5.4
Illinois	—	3.7	0.7
Other	—	0.3	0.4

Total—Infrastructure Charges	$18.4	$26.2	$18.2

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

Operating revenues increased by $195.5 million, or 8.3%, for the year ended December 31, 2012 compared to the same period in 2011. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the impact was approximately $128.7 million, and higher consumption in our midwest and certain northeastern states in 2012 compared to 2011, which amounted to an increase of approximately $39.1 million. The increased consumption is primarily attributable to the warmer/drier weather in our midwestern and certain of our northeastern states in the second and third quarters of 2012. Lastly, revenues were higher by $26.7 million as a result revenues from newly acquired systems, with the most significant being our New York acquisition in the second quarter of 2012. The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the Years Ended December 31,
	2012		2011		2012		2011
	Operating Revenues (dollars in thousands)				Water Sales Volume (gallons in millions)
Customer Class
Water service:
Residential	$1,468,592	57.3%	$1,339,429	56.5%	189,919	51.6%	180,916	51.2%
Commercial	518,297	20.2%	474,191	20.0%	84,810	23.0%	81,455	23.0%
Industrial	128,390	5.0%	115,981	4.9%	39,429	10.7%	39,295	11.1%
Public and other	317,684	12.4%	302,276	12.8%	54,202	14.7%	52,069	14.7%
Other water revenues	10,756	0.4%	20,712	0.9%	—	—	—	—

Total water revenues	2,443,719	95.3%	2,252,589	95.1%	368,360	100.0%	353,735	100.0%

Wastewater service	78,168	3.0%	76,301	3.2%
Other revenues	42,547	1.7%	40,001	1.7%

	$2,564,434	100.0%	$2,368,891	100.0%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated billed water sales volumes in gallons by customer class.

Water Services—Water service operating revenues from residential customers for the year ended December 31, 2012 totaled $1,468.6 million, a $129.2 million increase, or 9.6%, over the same period of 2011, mainly due to rate increases as well as increased sales volume. The volume of water sold to residential customers increased by 5.0% for the year ended December 31, 2012 to 189.9 billion gallons, from 180.9 billion gallons for the same period in 2011. We believe this higher consumption is attributable to the warmer/drier weather in our northeastern and midwestern operating states as compared to the prior year. Also contributing to the increased sales volume was the additional consumption resulting from our New York acquisition.

Water service operating revenues from commercial water customers for the year ended December 31, 2012 increased by $44.1 million, or 9.3%, to $518.3 million for the same period in 2011. These increases were mainly due to rate increases and increased sales volume. The volume of water sold to commercial customers increased by 4.1% for the year ended December 31, 2012, to 84.8 billion gallons, from 81.5 billion gallons for the year ended December 31, 2011.

Water service operating revenues from industrial customers totaled $128.4 million for the year ended December 31, 2012, an increase of $12.4 million, or 10.7%, from those recorded for the same period of 2011, mainly due to rate increases in addition to a slight increase in sales volume. The volume of water sold to industrial customers totaled 39.4 billion gallons for the year ended December 31, 2012, an increase of 0.3% from the 39.3 billion gallons for the year ended December 31, 2011.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers, increased $15.4 million, or 5.1%, to $317.7 million, for the year ended December 31, 2012 from $302.3 million in the same period of 2011. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $125.7 million for the year ended December 31, 2012, a decrease of $1.2 million compared to the same period of 2011. Revenues generated by sales to governmental entities and resale customers totaled $192.0 million, an increase of $16.6 million from the year ended December 31, 2011.

Other water revenues for the year ended December 31, 2012 decreased by $10.0 million, or 48.1%, compared to the year ended December 31, 2011 primarily due to a reduction in the water revenue adjustment mechanism in our California subsidiary.

Wastewater services—Our subsidiaries provide wastewater services in 9 states. Revenues from these services increased by $1.9 million, or 2.4%, to $78.2 million for the year ended December 31, 2012, from the same period of 2011. The increase was primarily attributable to rate increases in a number of our operating companies.

Other revenues—Other revenues include such items as reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and similar items. The increase in revenues for the year ended December 31, 2012 as compared to the same period in the prior year was mainly due to the receipt of insurance proceeds related to business interruption for our Joplin, Missouri service area which was affected by tornados in 2011.

Operation and maintenance. Operation and maintenance expense increased $37.4 million, or 3.4%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Operation and maintenance expense for 2012 and 2011, by major expense category, were as follows:

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(in thousands)
Production costs	$274,775	$262,563	$12,212	4.7%
Employee-related costs	472,075	489,836	(17,761)	(3.6%)
Operating supplies and services	210,947	187,215	23,732	12.7%
Maintenance materials and services	81,062	73,109	7,953	10.9%
Customer billing and accounting	49,257	42,722	6,535	15.3%
Other	41,870	37,166	4,704	12.7%

Total	$1,129,986	$1,092,611	$37,375	3.4%

Production costs including fuel and power, purchased water, chemicals and waste disposal costs increased by $12.2 million, or 4.7%, for 2012 compared to 2011. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(in thousands)
Fuel and power	$89,282	$87,879	$1,403	1.6%
Purchased water	110,173	99,008	11,165	11.3%
Chemicals	49,334	48,354	980	2.0%
Waste disposal	25,986	27,322	(1,336)	(4.9%)

Total	$274,775	$262,563	$12,212	4.7%

Overall, production costs increased for the year ended December 31, 2012 compared to the prior year mainly as a result of increased purchased water costs, attributable to increased production resulting from higher consumption in most of our subsidiaries, with more significant increases occurring in our California and Illinois subsidiaries. For 2011, our California subsidiary’s customer needs were met without the need for purchased water.

Employee-related costs including salaries and wages, group insurance, and pension expense decreased $17.8 million, or 3.6%, for 2012 compared to 2011. These employee-related costs represented 41.8% and 44.8% of operation and maintenance expenses for 2012 and 2011, respectively, and include the categories shown in the following table:

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(in thousands)
Salaries and wages	$326,370	$327,777	$(1,407)	(0.4%)
Pensions	56,299	68,885	(12,586)	(18.3%)
Group insurance	71,103	75,120	(4,017)	(5.3%)
Other benefits	18,303	18,054	249	1.4%

Total	$472,075	$489,836	$(17,761)	(3.6%)

The overall decrease in employee-related costs was primarily attributable to decreased salaries and wages, group insurance and pension expense. The decrease in salaries and wages was primarily due to higher capitalization rates due to increased capital investment and a reduction in headcount as a result of organizational streamlining and vacancies, some of which have been back-filled with temporary labor and therefore included within contracted services in the operating supplies and services category below. Partially offsetting the decrease was higher costs resulting from wage increases, higher stock-based compensation expense as well as increased costs due to the addition of employees from our New York acquisition. The reduction in group insurance expense is mainly attributable to lower headcount as a result of vacancies, a decrease in the overall cost per person, as well as higher capitalization rates. The decrease in pension expense was primarily due to decreased contributions in certain of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the greater of the minimum amount required by the Employee Retirement Income Security Act of 1974 or the normal cost.

Operating supplies and services include expenses for office operation, legal and other professional services, including transportation expenses, information systems rental charges and other office equipment rental charges. Overall, these costs increased $23.7 million, or 12.7%, for the year ended December 31, 2012 compared to the same period in 2011.

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(in thousands)
Contracted services	$87,675	$72,851	$14,824	20.3%
Office supplies and services	49,354	46,783	2,571	5.5%
Transportation	22,917	24,915	(1,998)	(8.0%)
Rents	16,943	15,619	1,324	8.5%
Other	34,058	27,047	7,011	25.9%

Total	$210,947	$187,215	$23,732	12.7%

The overall increase in operating supplies and services was primarily due to increased contracted services and higher other operating supplies and services. The contracted services increase was mainly due to incremental costs associated with the backfilling of positions, including those vacated by employees who are assigned to our business transformation project; the use of contractors for other specific projects, the intent of which is to improve processes and operating efficiency and effectiveness over the long-term; and lastly additional costs resulting from the roll-out and stabilization of our ERP in the third quarter of 2012. The increase in the other operating supplies and services costs is primarily related to the roll-out and stabilization of the ERP in addition to incremental expenses associated with our New York acquisition of $1.1 million, and an increase of $1.5 million for community relations and customer education in order to communicate the importance of water conservation. Additionally, 2011 included a reduction of $2.2 million for an anticipated insurance recovery of expenses incurred as a result of severe weather storms, in particular Hurricane Irene, which is partially offset by a reduction recorded in 2012 of $1.0 million in anticipated insurance recovery of expenses incurred as a result of Hurricane Sandy. Partially offsetting the increase in other operating supplies and services was a $2.1 million credit adjustment recorded in 2012 resulting from the finalization of rate decisions in California.

Maintenance materials and services, which includes emergency repair as well as costs for preventive maintenance, increased $8.0 million, or 10.9%, for 2012 compared to 2011.

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(in thousands)
Maintenance services and supplies	$81,062	$73,109	$7,953	10.9%

The increase of $8.0 million in 2012 is mainly attributable to increased preventive maintenance expenses throughout our regulated subsidiaries, including hydrant and tank painting, meter testing, pump, tank and well maintenance, and paving costs.

Customer billing and accounting expenses increased by $6.5 million, or 15.3%, for 2012 compared to 2011.

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(in thousands)
Uncollectible accounts expense	$22,541	$16,074	$6,467	40.2%
Postage	12,694	12,382	312	2.5%
Other	14,022	14,266	(244)	(1.7%)

Total	$49,257	$42,722	$6,535	15.3%

The increase in the uncollectible accounts expense was mainly the result of a refinement to our allowance for uncollectible calculation based on more detailed data trends which were derived in conjunction with the development of our new Customer Information System.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $4.7 million, or 12.7%, for 2012 compared to 2011.

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(in thousands)
Insurance	$31,883	$29,733	$2,150	7.2%
Regulatory expenses	9,987	7,433	2,554	34.4%

Total	$41,870	$37,166	$4,704	12.7%

Insurance costs were higher, compared to 2011, as 2012 insurance reflected incremental expense resulting from the resolution of prior years’ claims. Regulatory expenses increased in 2012 as a result of the inclusion in 2011 of a deferral of previously expensed costs in one of our subsidiaries.

Operating expenses. The increase in operating expenses for the year ended December 31, 2012 is primarily due to the higher O&M expenses as explained above, as well as higher depreciation and amortization expense of $28.1 million, resulting from additional utility plant placed in service, and increased general taxes of $10.0 million, principally attributable to higher property taxes relating to our New York acquisition.

Income from continuing operations before income taxes. The $113.7 million increase for the year ended December 31, 2012, compared to the same period in the prior year, is the result of the aforementioned operating revenue and operating expenses variations.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Operating revenues increased by $83.2 million, or 3.6%, for the year ended December 31, 2011 compared to the same period in 2010. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the impact was approximately $133.8 million partially offset by decreased revenues of $57.0 million attributable to decreased consumption in 2011 compared to 2010. The majority of this decrease occurred in our New Jersey and Pennsylvania subsidiaries mainly as a result of the extreme weather conditions, including the impacts associated with Hurricane Irene and other severe storms in the Northeast region of the United States during the third quarter of 2011. The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the Years Ended December 31,
	2011		2010		2011		2010
	Operating Revenues (dollars in thousands)				Water Sales Volume (gallons in millions)
Customer Class
Water service:
Residential	$1,339,429	56.5%	$1,300,167	56.9%	180,916	51.2%	187,062	51.3%
Commercial	474,191	20.0%	456,994	20.0%	81,455	23.0%	84,086	23.0%
Industrial	115,981	4.9%	110,175	4.8%	39,295	11.1%	39,860	10.9%
Public and other	302,276	12.8%	291,393	12.7%	52,069	14.7%	54,059	14.8%
Other water revenues	20,712	0.9%	22,672	1.0%	—	—	—	—

Total water revenues	2,252,589	95.1%	2,181,401	95.4%	353,735	100.0%	365,067	100.0%

Wastewater service	76,301	3.2%	69,049	3.0%
Other revenues	40,001	1.7%	35,206	1.6%

	$2,368,891	100.0%	$2,285,656	100.0%

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

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $10.9 million, or 3.7%, to $302.3 million, for the year ended December 31, 2011 from $291.4 million in the same period of 2010. Revenues from municipal governments for fire protection services and customers requiring special private fire service facilities totaled $126.9 million for the year ended December 31, 2011, an increase of $7.1 million compared to the same period of 2010. Revenues generated by sales to governmental entities and resale customers totaled $175.4 million, an increase of $3.8 million from the year ended December 31, 2010.

Other water revenues for the year ended December 31, 2011 decreased by $2.0 million, or 8.6%, primarily due to a reduction in the water revenue adjustment mechanism in our California subsidiary compared to the year ended December 31, 2010.

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

Operation and maintenance. Operation and maintenance expense decreased $2.8 million, or 0.3%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. Operation and maintenance expense for 2011 and 2010, by major expense category, were as follows:

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Production costs	$262,563	$268,529	$(5,966)	(2.2)%
Employee-related costs	489,836	486,969	2,867	0.6%
Operating supplies and services	187,215	181,053	6,162	3.4%
Maintenance materials and services	73,109	75,855	(2,746)	(3.6)%
Customer billing and accounting	42,722	43,262	(540)	(1.2)%
Other	37,166	39,778	(2,612)	(6.6)%

Total	$1,092,611	$1,095,446	$(2,835)	(0.3)%

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

The decrease in our fuel and power costs was primarily due to the decreased water sales volumes. The decrease in purchased water is primarily attributable to the decreased usage, most notably in our New Jersey subsidiary due to wet weather conditions, as previously discussed, as well as in our California subsidiary as customer needs were met with internally produced water. The decrease in chemical costs is due to higher consumption in 2010 as a result of much drier and warmer weather in the Northeast region of the United States. We also experienced favorable pricing in some of our operating companies in 2011. The waste disposal cost decrease was mainly due to the recognition, in 2010, of $1.9 million of previously deferred costs allowed by a cost recovery mechanism in one of our operating companies.

Employee-related costs including salaries and wages, group insurance, and pension expense increased $2.9 million, or 0.6%, for 2011 compared to 2010. These employee-related costs represented 44.8% and 44.5% of operation and maintenance expenses for 2011 and 2010, respectively, and include the categories shown in the following table:

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Salaries and wages	$327,777	$331,913	$(4,136)	(1.2)%
Pensions	68,885	58,134	10,751	18.5%
Group insurance	75,120	79,958	(4,838)	(6.1)%
Other benefits	18,054	16,964	1,090	6.4%

Total	$489,836	$486,969	$2,867	0.6%

The overall increase in employee-related costs was primarily driven by increased pension expense. The increase in pension expense for the year ended December 31, 2011 was primarily due to increased contributions in certain of our regulated operating companies whose costs and revenue requirements are based on the actual cash contributions to our pension trust account. This increase was partially offset by lower salaries and wages and group insurance expenses. The decrease in salaries and wages for the year ended December 31, 2011 compared to the same period in the prior year was driven by vacant positions and lower severance expenses, partially offset by increased incentive costs and annual wage increases. Group insurance decreased mainly due to lower postretirement benefits other than pension as the result of changes to the design of our medical plan, and vacant positions as compared to the same period in the prior year.

Operating supplies and services include expenses for office operation, legal and other professional services, including transportation expenses, information systems rental charges and other office equipment rental charges. Overall, these costs increased $6.2 million, or 3.4% for the year ended December 31, 2011 compared to the same period in 2010.

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Contracted services	$72,851	$66,077	$6,774	10.3%
Office supplies and services	46,783	48,224	(1,441)	(3.0)%
Transportation	24,915	24,662	253	1.0%
Rents	15,619	15,746	(127)	(0.8)%
Other	27,047	26,344	703	2.7%

Total	$187,215	$181,053	$6,162	3.4%

The above increases are primarily due to higher contracted services of $6.8 million for the year ended December 31, 2011, mainly as a result of backfilling positions, including those left open by employees transferring to our business transformation project as well as the use of contractors for other specific projects. Additionally, 2011 included the recording of an anticipated recovery of expenses related to costs incurred as a result of severe weather storms, primarily Hurricane Irene, which have been recorded in their respective expense lines. Also contributing to the increase was the fact that the same period in 2010 included a reversal of a $3.5 million payment previously made by our California operating company to the California Department of Fish and Game (“CDFG”) on behalf of the National Oceanographic and Atmospheric Administration (“NOAA”). This reversal was the result of an advice letter issued by the California Public Utility Commission which allowed for rate recovery of such payment.

Maintenance materials and services, which includes emergency repair as well as costs for preventive maintenance, decreased $2.7 million, or 3.6%, for 2012 compared to 2011.

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Maintenance services and supplies	$73,109	$75,855	$(2,746)	(3.6)%

The decrease of $2.7 million in 2011 is mainly attributable to lower preventive maintenance expenses throughout our regulated subsidiaries, including tank painting, meter testing, pump, tank and well maintenance, and paving costs.

Customer billing and accounting expenses decreased by $0.5 million, or 1.2%, for 2011 compared to 2010.

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Uncollectible accounts expense	$16,074	$18,052	$(1,978)	(11.0)%
Postage	12,382	12,348	34	0.3%
Other	14,266	12,862	1,404	10.9%

Total	$42,722	$43,262	$(540)	(1.2)%

The decrease of $2.0 million in the uncollectible accounts expense was the result of improved collection in our receivables in excess of 120 days. This decrease is partially offset by the increase in the Other category mainly due to an increase in collection agency fees.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs decreased by $2.6 million, or 6.6%, for 2011 compared to 2010.

	For the Years Ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(in thousands)
Insurance	$29,733	$29,913	$(180)	(0.6)%
Regulatory expenses	7,433	9,865	(2,432)	(24.7)%

Total	$37,166	$39,778	$(2,612)	(6.6)%

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

Market-Based Operations Segment

The following table provides certain financial information for our Market-Based Operations segment for the periods indicated:

	For the years ended December 31,
	2012	2011	2010
	(in thousands)
Operating revenues	$330,329	$327,815	$294,723
Operation and maintenance expense	276,809	278,375	256,633
Operating expenses, net	288,099	290,768	269,059
Income from continuing operations before income taxes	45,817	39,324	30,416

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

Operating revenues. The increase in revenues for the year ended December 31, 2012, compared to the same period in 2011, is primarily attributable to an $8.0 million increase in our HOS revenues associated with continued contract growth and a price increase. Also contributing to the higher revenues was a $2.2 million increase in our Contract Operations Group revenues which is mainly due to incremental revenues associated with military construction and operation and maintenance projects. These increases were offset by decreases in our Carbon Services Group revenues of $6.0 million, as we are no longer providing these services to the Regulated Businesses, and a decrease in revenues in our Residuals Operations Group of $1.8 million.

Operation and maintenance. Operation and maintenance expense decreased $1.6 million, or 0.6%, for the year ended December 31, 2012, compared to the year ended December 31, 2011.

The following table provides information regarding operation and maintenance expense for the years ended December 31, 2012, and 2011, by major expense category:

	For the years ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$42,772	$47,897	$(5,125)	(10.7%)
Employee-related costs	71,002	75,012	(4,010)	(5.3%)
Operating supplies and services	117,749	108,552	9,197	8.5%
Maintenance materials and services	36,730	38,568	(1,838)	(4.8)
Other	8,556	8,346	210	2.5%

Total	$276,809	$278,375	$(1,566)	(0.6%)

The increase in operating supplies and services is attributable to increased construction activity for our military contracts. In addition, 2011 included the release of a $2.2 million loss contract reserve due to the resolution of certain outstanding issues and uncertainties. Offsetting the increase in operating supplies and services are decreases in production, employee-related and maintenance costs which is the result of expired and terminated contracts. Additionally, operating supplies and services is lower due to lower Carbon Services Group expenses, which corresponds to its lower revenues.

Operating expense. The decrease in operating expenses for the year ended December 31, 2012 is primarily driven by the decrease in operation and maintenance expense, which is explained above.

Income from continuing operations before income taxes. The $6.5 million increase for the year ended December 31, 2012, is the result of the aforementioned changes in operating revenues and operating and maintenance expense.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Operating revenues. The increase in revenues for the year ended December 31, 2011, compared to the same period in 2010, is primarily attributable to an increase in the Contract Operations Group revenues of $22.3 million. This increase is mainly the result of incremental revenues associated with military construction and operations and maintenance projects related to our water and wastewater contracts of $43.7 million, offset by lower revenues associated with other expired and terminated contracts.

Operation and maintenance. Operation and maintenance expense increased $21.7 million, or 8.5%, for the year ended December 31, 2011, compared to the year ended December 31, 2010.

The following table provides information regarding operation and maintenance expense for the years ended December 31, 2011, and 2010, by major expense category:

	For the years ended December 31,
	2011	2010	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$47,897	$54,203	$(6,306)	(11.6%)
Employee-related costs	75,012	80,596	(5,584)	(6.9%)
Operating supplies and services	108,552	83,926	24,626	29.3%
Maintenance materials and services	38,568	34,484	4,084	11.8%
Other	8,346	3,424	4,922	143.8%

Total	$278,375	$256,633	$21,742	8.5%

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

Employee-related costs, including salaries and wages, group insurance and other employee benefits, decreased $5.6 million for the year ended December 31, 2011, compared to the same period in 2010. The decrease in these costs for the year ended December 31, 2011 is primarily due to lower expenses related to expired and terminated contracts, partially offset by increased costs associated with our military contracts. Additionally, costs were also lower due to reduced headcount attributable to both eliminated as well as vacant positions compared to the same period in 2010.

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

Other operation and maintenance expenses include casualty and liability insurance premiums and uncollectible accounts expense. Uncollectible accounts expense increased $3.7 million in 2011 and was mainly due to an increase in accounts written-off and deferred revenue advanced billing adjustments in Homeowner Services.

Operating expense. The increase in operating expenses for the year ended December 31, 2011 is primarily driven by the increase in operation and maintenance expense, which is explained above.

Income from continuing operations before income taxes. The $8.9 million increase for the year ended December 31, 2011 is the result of the aforementioned changes in operating revenues and operating and maintenance expense.

Liquidity and Capital Resources

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures. Our business is very capital intensive and requires significant capital resources. A majority of these capital resources is provided by internally generated cash flows from operations. When necessary, we obtain additional funds from external sources in the debt and equity capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to an unsecured revolving credit facility with aggregate bank commitments of $1 billion. We rely on this revolving credit facility and the capital markets to fulfill our short-term liquidity needs, to issue letters of credit and to back our commercial paper program. Disruptions in the credit markets may discourage lenders from extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt and equity securities in the capital markets. See “—Credit Facility and Short-Term Debt.”

In order to meet our short-term liquidity needs, we, through American Water Capital Corp. (“AWCC”), our financing subsidiary, issue commercial paper, which is supported by the revolving credit facility. AWCC had no outstanding borrowings and $32.9 million of outstanding letters of credit under its credit facility as of December 31, 2012. As of December 31, 2012, AWCC had $967.1 million available under our credit facility that we can use to fulfill our short-term liquidity needs, to issue letters of credit and back our $270.0 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

We use our capital resources, including cash, to (i) fund capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that we expect to have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. See “Business—Regulation—Economic Regulation.” We expect to fund future maturities of long-term debt through a combination of external debt and to the extent available cash flows from operations. Since we continue to make investments equal to or greater than our cash flows from operating activities, we have no plans to reduce debt significantly.

We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and to the extent necessary, our revolving credit facility. We believe we have sufficient liquidity and ability to manage our expenditures should there be a disruption of the capital and credit markets.

In addition, the Company can delay major capital investments or other funding requirement or pursue financing from other sources to preserve liquidity, if necessary. The Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Our future cash flows from operating activities will be affected by, among other things, economic utility regulation; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining per customer usage of water; weather and seasonality; and overall economic conditions.

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

The following table provides a summary of the major items affecting our cash flows from operating activities for the periods indicated:

	2012	2011	2010
	(in thousands)
Net income	$358,070	$309,613	$267,827
Add (subtract):
Non-cash operating activities(1)	715,525	677,569	598,906
Changes in working capital(2)	11,413	7,905	45,457
Pension and postretirement healthcare contributions	(129,410)	(186,730)	(137,257)

Net cash flows provided by operations	$955,598	$808,357	$774,933

(1)	Includes, depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on utility accounts receivable, allowance for other funds used during construction, (gain) loss on sale of assets, and pension and non-pension post retirement benefits expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, income taxes receivable, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued and other current liabilities.

The increase in cash flows from operations for the year ended December 31, 2012 compared to the same period in 2011 is primarily attributable to additional revenues in 2012 and lower pension and postretirement healthcare contributions.

The increase in cash flows from operations for the year ended December 31, 2011 compared to the same period in 2010 is primarily attributable to additional revenues in 2011 offset by the receipt of a tax refund in the first half of 2010 that did not occur in 2011.

The Company expects to make pension and postretirement benefit contributions to the plan trusts of $95.1 million in 2013, of which $30.1 million was already made in 2013. In addition, we estimate that contributions will amount to $73.4 million in 2014, $83.4 million in 2015, $92.7 million in 2016 and $95.1 million in 2017. Actual amounts contributed could change materially from these estimates as a result of changes in assumptions and actual investment returns.

Cash Flows from Investing Activities

Cash flows used in investing activities were as follows for the periods indicated:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net capital expenditures	$(928,574)	$(924,858)	$(765,636)
Proceeds from sale of assets and securities	561,739	9,972	239
Acquisitions	(44,560)	(7,220)	(1,642)
Other investing activities, net(1)	29,039	9,709	20,296

Net cash flows used in investing activities	$(382,356)	$(912,397)	$(746,743)

(1)	Includes removal costs from property, plant and equipment retirements, net funds released and other.

The variance from 2011 to 2012 in cash flows used in investing is mainly attributable to the cash proceeds received from the sale of our Arizona and New Mexico subsidiaries in January 2012 partially offset by cash proceeds used for acquisition purposes, with the largest being the acquisition of additional regulated water and wastewater operations in New York

Cash flows used in investing activities increased in 2011 compared to 2010 primarily due to an increase in our capital expenditures for the year ended December 31, 2011 which is attributable to the construction of and replacement of certain treatment facilities, and infrastructure in our Pennsylvania subsidiary as well as increased capital spending associated with our business transformation project as we moved into its design and build phase.

We estimate that business transformation project expenditures could be in the range of $280 million prior to any AFUDC allowed. Through December 31, 2012 including AFUDC of $17.4 million, capital expenditures amount to $257.1 million on the project with $117.3 million spent in 2012. As with any other initiative of this magnitude, there are risks that could result in increased costs. Any technical difficulties in developing or implementing this initiative, such as implementing a successful change management process, may result in delays, which in turn, may increase the costs of the project and also delay and, perhaps, reduce any cost savings and efficiencies expected to result from the initiative. When we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. While we believe such expenditures can be recovered through regulated rates, we can provide no guarantee that we will be able to achieve timely rate recovery of these increased costs associated with this transformation project. Any such delays or difficulties encountered with such recovery may have a material and adverse impact on our business, customer relationships and financial results.

As previously noted, in 2013, we estimate that Company-funded capital investment will total approximately $950 million. For years in the foreseeable future beyond 2013 we estimate that such investment will be between $800 million and $1 billion annually. We intend to invest capital prudently to provide essential services to our regulated customer base, while working with regulators in the various states in which we operate to have the opportunity to earn an appropriate rate of return on our investment and a return of our investment.

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

The following table provides a summary of our historical capital expenditures:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Transmission and distribution	$343,640	$298,564	$299,303
Treatment and pumping	138,072	191,771	133,473
Services, meter and fire hydrants	171,855	175,635	157,982
General structures and equipment	104,854	84,059	88,932
Business transformation project	107,049	99,891	22,462
Sources of supply	44,602	58,066	31,452
Wastewater	18,502	16,872	32,032

Total capital expenditures	$928,574	$924,858	$765,636

Capital expenditures for the year ended December 31, 2012 increased by $3.7 million, or 0.4%, compared to 2011, mainly as a result of an increase in the replacement of transmission/distribution infrastructure and higher business transformation project expenditures, partially offset by a reduction in treatment and pumping expenditures due to the completion of certain water treatment plant projects, for which major expenditures occurred in 2011. Capital expenditures for the year ended December 31, 2011 increased by $159.2 million, or 20.8%, compared to 2010, mainly as a result of the increased business transformation project expenditures of $77.4 million and increased treatment and pumping expenditures of $58.3 million as a result of certain water treatment plants projects in our Pennsylvania, New Jersey and Indiana subsidiaries. One avenue to seek growth is through tuck-ins, by helping commissions with troubled water systems as well as other acquisitions that are complementary to our existing business and support the continued geographical diversification and growth of our operations. Generally, acquisitions are funded initially with short-term debt and later refinanced with the proceeds from long-term debt or equity offerings.

The following provides a summary of the acquisitions and dispositions affecting our cash flows from investing activities in the years indicated:

2012:

•

We paid approximately $44.6 million for numerous regulated water and wastewater systems in New York, Pennsylvania, Indiana, Missouri and West Virginia, with the largest associated with the acquisition of seven regulated water systems in New York in May 2012 for a purchase price of $36.7 million plus assumed liabilities.

•	We received approximately $561.7 million from the sale of our assets and securities, including $458.9 million associated with the sale of our Arizona, New Mexico and Ohio regulated subsidiaries.

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

Cash Flows from Financing Activities

Our financing activities, primarily focused on funding construction expenditures, include the issuance of long-term and short-term debt, primarily through AWCC. We intend to access capital markets on a regular basis, subject to market conditions.

In addition, new infrastructure may be funded with customer advances and contributions for construction (net of refunds). This amounted to $31.9 million, $22.3 million and $7.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On May 4, 2012, we and AWCC filed a universal shelf registration statement that enabled us to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, all subject to market demand and ratings status. During 2012, $300 million of debt securities were issued pursuant to this filing.

In regards to debt financings, the following long-term debt was issued in 2012:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
American Water Capital Corp.	Senior notes–fixed rate	4.30%	2042(a)	$300,000
Other subsidiaries	Private activity bonds and government funded debt–fixed rate	0.00%-5.00%	2025-2041(b)	68,746
Other subsidiaries	Private activity bonds and government funded debt–fixed rate	1.00%-2.76%	2025-2041(c)	14,730
Other subsidiaries	Mortgage bonds–fixed rate	4.29%	2022	700

Total issuances				$384,176

(a)	The net proceeds from this issuance were used to finance certain redemptions of long-term debt and to fund the repayment of short-term debt.
(b)	Proceeds from these issuances were received from New Jersey Environmental Infrastructure Trust and will be used to fund certain specific projects. The proceeds are held in trust pending our certification that we have incurred qualifying expenditures. These issuances have been presented as non-cash on the Consolidated Statements of Cash Flows. Subsequent releases of all or a lesser portion of the funds by the Trust are reflected as the release of restricted funds and are included in the investing activities in the Consolidated Statements of Cash Flows.
(c)	Proceeds from these issuances were received from the Pennsylvania Infrastructure Investment Authority and funded specified projects.

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

The following long-term debt was retired through optional redemption or payment at maturity during 2012:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
American Water Capital Corp.	Senior notes-fixed rate	8.25%	2038	$10
Other subsidiaries	Private activity bonds and government funded debt–fixed rate	0.00%-9.60%	2012-2041	447,325
Other subsidiaries	Mortgage bonds–fixed rate	6.85%-7.95%	2012	24,200
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-9.18%	2013-2036	1,549
Other	Capital leases & other			419

Total retirements & redemptions				$473,503

Included in the long-term debt redemptions/retirements is $4.2 million related to our previously held Ohio subsidiary, which was classified in discontinued operations prior to its divestiture.

The following long-term debt was issued in 2011:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
Other subsidiaries	Private activity bonds and government funded debt–fixed rate	0.00%-1.56%	2031	$12,510

Total issuances				$12,510

The following long-term debt was retired through optional redemption or payment at maturity during 2011:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
American Water Capital Corp.	Senior notes-fixed rate	6.00%-8.25%	2011-2039	$28,287
Other subsidiaries	Private activity bonds and government funded debt-fixed rate	0.00%-5.90%	2011-2034	7,976
Other subsidiaries	Mortgage bonds–fixed rate	8.21%-9.71%	2011-2022	33,191
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-9.18%	2013-2019	1,888
Other	Capital leases & other			4,078

Total retirements & redemptions				$75,420

The following long-term debt was issued in 2010:

Company	Type	Interest Rate	Maturity		Amount (in thousands)
American Water Capital Corp.	Private activity bonds and government funded debt-fixed rate	5.38%	2040	a	$26,000
American Water Capital Corp.	Private activity bonds and government funded debt-fixed rate	5.25%	2040	b	25,000
American Water Capital Corp.	Private activity bonds and government funded debt-fixed rate	5.25%	2040	c	35,000
American Water Capital Corp.	Private activity bonds and government funded debt-fixed rate	4.85%	2040	d	25,000
American Water Capital Corp.	Private activity bonds and government funded debt-fixed rate	5.25%	2028	e	10,635
American Water Capital Corp.	Senior notes-fixed rate	6.00%	2040	f	30,000
Other subsidiaries	Private activity-fixed rate	4.45%-5.60%	2023-2034	g	150,000
Other subsidiaries	Private activity-fixed rate	4.70%-4.88%	2025-2029	h	75,000
Other subsidiaries	Private activity-fixed rate	0.00%-2.56%	2021-2030	i	14,699

Total issuances					$391,334

Note: Private activity type defined as private activity bonds and government funded debt.

(a)	On June 24, 2010, AWCC closed an offering of $26.0 million in tax-exempt water facility revenue bonds issued by Owen County, Kentucky. The bonds have a coupon of 5.38% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to repay short-term debt related to the construction of the water treatment and transmission facility located in Owen County, Kentucky, as well as to pay remaining costs of acquisition, construction, installation and equipping of the water treatment and transmission facility.
(b)	On May 27, 2010, AWCC closed an offering of $25.0 million in tax-exempt water facility revenue bonds issued by the Illinois Finance Authority. The bonds have a coupon of 5.25% with a maturity of 2040 and a 10-year call option. The proceeds from the bond offering will be used to fund water facility projects in Champaign, Livingston, Logan, Madison, Peoria and St. Clair counties in Illinois.
(c)	On August 18, 2010, AWCC closed an offering of $35.0 million in tax-exempt bonds issued through the State of California Pollution Control Financing Authority. The bonds have a coupon of 5.25% with a 30-year maturity and a 10-year call option. The proceeds from bond offering will be used to fund specific CAWC projects.
(d)	On September 16, 2010, AWCC closed an offering of $25.0 million in tax-exempt water facility revenue bonds issued through the Indiana Finance Authority. The bonds have a coupon rate 4.85% with a 30-year maturity and a 10-year call option. The proceeds from the bonds will be used to fund water facility projects in Indiana-American Water Company, Inc.’s service territory.
(e)	Represents $10.6 million of variable rate debt that was held in the Company’s treasury at December 31, 2009 because no investors were willing to purchase the bonds. On July 27, 2010, this variable rate debt was remarketed as fixed rate bonds with a coupon rate of 5.25% and a maturity date of 2028.
(f)	On December 1, 2010 AWCC closed on a 6.00% senior fixed rate note. Proceeds used to paydown short-term debt.
(g)	On July 9, 2010, our operating subsidiary, NJAWC, closed on a refunding of four outstanding bonds issuances. To accomplish this refunding, the New Jersey Economic Development Authority issued three new series of bonds on behalf of NJAWC. The new bonds have coupon rates of 5.60%, 5.10% and 4.45% and maturities of 2034, 2023 and 2023, respectively.
(h)	On November 1, 2010, NJAWC closed on refinancings of two outstanding bond issues and the New Jersey Economic Development Authority issued two new series of bonds on behalf of NJAWC.
(i)	Proceeds received from various financing/development authorities. The proceeds will be used to fund certain projects.

The following long-term debt was retired through optional redemption or payment at maturity during 2010:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
American Water Capital Corp.	Senior notes-fixed rate	6.00%-6.87%	2011-2039	$28,157
Other subsidiaries	Private activity-fixed rate and government funded debt	0.00%-6.88%	2010-2036	233,476
Other subsidiaries	Mortgage bonds-fixed rate	7.86%-8.98%	2010-2011	10,275
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-6.00%	2013-2019	218
Other	Capital leases and other			792

Total retirements & redemptions				$272,918

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheets.

Credit Facility and Short-Term Debt

The components of short-term debt were as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Commercial paper, net of discount	$269,985	$481,048
Book-overdraft	—	34,002

Total short-term debt	$269,985	$515,050

Prior to entering into a new credit facility in late 2012, AWCC maintained an $840 million senior unsecured credit facility syndicated among a group of 10 banks. This revolving credit facility, was principally used to support the commercial paper program at AWCC and to provide up to $150.0 million in letters of credit. On September 15, 2012, $155.0 million of this senior unsecured revolving credit facility expired, leaving $685.0 million of commitments under this facility. On October 29, 2012, we terminated this agreement and entered into a new unsecured revolving credit facility with $1 billion in aggregate total commitments from a diversified group of 14 banks. This new facility will mature on October 29, 2017 (subject to up to two 1-year extensions at our request). Interest rates on advances under the new facility are based on a credit spread to the Eurodollar rate or base rate with the credit spread of 1.00% through June 2012 and then based on the higher of AWCC’s Moody’s Investors Service, which we refer to as Moody’s or Standard & Poor’s Ratings Services, which we refer to as S&P, credit rating. At current ratings that spread would be 1.075%. Consistent with the old facility, this new facility, unless otherwise extended, requires the Company to maintain a ratio of consolidated capitalization of not more than 0.70 to 1.00. Similar to the old facility, the new facility will be principally used to support AWCC’s commercial paper program and to provide up to $150.0 million in letters of credit.

We closely monitor events in the financial markets and the financial institutions associated with this credit facility. In accordance with the credit agreement, no financial institution can have more than $250.0 million of the aggregate commitment through the facility expiration date of October 29, 2017. If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment. However, the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will be able to replace a defaulting lender.

The following table provides information as of December 31, 2012 and 2011, regarding the respective credit facility in effect at the time, letters of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities:

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(in thousands)
December 31, 2012	$1,000,000	$967,137	$150,000	$117,137	$269,985	$—
December 31, 2011	$850,000	$813,548	$150,000	$113,548	$481,048	$—

AWCC had no outstanding borrowings under the credit facility and $27.6 million of outstanding letters of credit under this credit facility as of February 21, 2013. Also, as of February 21, 2013, AWCC had $295.1 million of commercial paper outstanding.

The weighted-average interest rate on short-term borrowings for the years ended December 31, 2012 and 2011 was approximately 0.49% and 0.41%, respectively.

Capital Structure

The following table indicates the percentage of our capitalization represented by the components of our capital structure as of December 31, 2012, 2011 and 2010:

	At December 31, 2012	At December 31, 2011	At December 31, 2010
Common stockholder equity and preferred stock without mandatory redemption rights	44%	42%	42%
Long-term debt and redeemable preferred stock at redemption value	52%	53%	55%
Short-term debt and current portion of long-term debt	4%	5%	3%

	100%	100%	100%

The changes in the capital structure between periods were mainly attributable to changes in outstanding commercial paper balances. The increase in 2011 was the result of funding the majority of 2011 cash requirements with commercial paper as a result of anticipating the proceeds from the divestiture of our Arizona and New Mexico regulated businesses in 2012. We used the net proceeds from the sale to pay down commercial paper in 2012.

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our covenants as of December 31, 2012. Long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. On December 31, 2012, our ratio was 0.56 to 1.00 and therefore we were in compliance with the ratio.

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

On August 14, 2012, Moody’s changed its rating outlook to positive from stable and affirmed its “Baa2” corporate credit rating for both AWCC and American Water and its “P2” commercial paper rating for AWCC. On June 18, 2012, S&P revised its rating outlook for American Water and AWCC to positive from stable. In addition, on January 30, 2012, S&P reaffirmed its “BBB+” corporate credit rating on AWCC and American Water and AWCC’s “A2” commercial rating.

The following table shows the Company’s securities ratings as of December 31, 2012:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa2	BBB+
Commercial paper	P2	A2

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon our ability to generate cash flows in an amount sufficient to service our debt and meet our investment plans. We can provide no assurances that our ability to generate cash flow is sufficient to maintain our existing ratings. None of our borrowings are subject to default or prepayment as a result of the downgrading of these security ratings, although such a downgrading could increase fees and interest charges under our credit facility.

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

Dividends

Our board of directors has adopted a dividend practice to distribute to our stockholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. We expect that dividends will be paid quarterly to holders of record approximately 15 days prior to the distribution date. Since the dividends on our common stock will not be cumulative, only declared dividends will be paid.

During 2012, 2011 and 2010, we paid $213.5 million, $157.9 million and $150.3 million in dividends, respectively. For 2012, we paid a dividend of $0.25 per share on December 28, December 3 and September 3 and $0.23 per share on June 1 and March 1. The December 28, 2012 cash dividend payment of $0.25 per share would have historically been paid in March 2013, however, the Board approved accelerating the payment date to 2012 to take advantage of the existing 2012 tax rates. For 2011, we paid a dividend of $0.23 per share on December 1 and September 1 and $0.22 per share on June 1 and March 1. For 2010, we paid a dividend of $0.22 per share on December 1 and September 1 and $0.21 per share on June 1 and March 1.

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

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of business. These financial obligations, as of December 31, 2012, are set forth in the table below:

Contractual obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations(a)	$5,256,701	$114,163	$67,991	$843,296	$4,231,251
Interest on long-term debt(b)	4,983,772	314,212	617,934	609,060	3,442,566
Capital lease obligations(c)	1,049	142	70	88	749
Interest on capital lease obligations(d)	1,066	115	218	205	528
Operating lease obligations(e)	162,135	17,163	29,105	19,132	96,735
Purchase water obligations(f)	636,361	47,790	96,408	82,051	410,112
Other purchase obligations(g)	86,568	86,568	—	—	—
Postretirement benefit plans’ obligations(h)	122,585	27,985	50,800	43,800	—
Pension plan obligations(h)	386,875	67,075	106,000	144,000	69,800
Preferred stocks with mandatory redemption requirements	20,552	1,650	3,300	3,300	12,302
Interest on preferred stocks with mandatory redemption requirements	15,847	1,692	2,956	2,386	8,813
Other obligations(i)	745,885	166,542	75,989	59,898	443,456

Total	$12,419,396	$845,097	$1,050,771	$1,807,216	$8,716,312

Note: The above table reflects only financial obligations and commitments. Therefore, performance obligations associated with our Market-Based Operations are not included in the above amounts.

(a)	Represents sinking fund obligations and debt maturities.
(b)	Represents expected interest payments on outstanding long-term debt. Amounts reported may differ from actual due to future refinancing of debt.

(c)	Represents future minimum payments under noncancelable capital leases.
(d)	Represents expected interest payments on noncancelable capital leases.
(e)	Represents future minimum payments under noncancelable operating leases, primarily for the lease of motor vehicles, buildings, land and other equipment including water facilities and systems constructed by partners under the Public-Private Partnerships described below.
(f)	Represents future payments under water purchase agreements for minimum quantities of water.
(g)	Represents the open purchase orders as of December 31, 2012, for goods and services purchased in the ordinary course of business.
(h)	Represents contributions expected to be made to pension and post retirement benefit plans for the years 2013 through 2018.
(i)	Includes an estimate of advances for construction to be refunded, capital expenditures estimated to be required under legal and binding contractual obligations, contracts entered into for energy purchases, a liability associated with a conservation agreement and service agreements.

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

WVAWC leased back the transferred facilities under capital leases for a period of 40 years. The leases have payments that approximate the payments required by the terms of the IDBs. We have presented the transaction on a net basis in the consolidated financial statements. The carrying value of the transferred facilities, which is presented within utility plant, was approximately $158.6 million at December 31, 2012.

Performance Obligations

We have entered into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. These military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenues of $1,934.0 million at December 31, 2012. The Operations and Maintenance agreements with municipalities and other customers expire between 2013 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,018.4 million at December 31, 2012. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of the facilities, in exchange for an annual fee.

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

Regulatory Accounting

Our regulated utility subsidiaries are subject to regulation by state PUCs and the local governments of the states in which they operate. As such, we account for these regulated operations in accordance with authoritative guidance that requires us to reflect the effects of rate regulation in our financial statements. Use of the authoritative guidance is applicable to utility operations that meet the following criteria (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. As of December 31, 2012, we had concluded that the operations of our regulated subsidiaries meet the criteria. If it is concluded in a future period that a separable portion of the business no longer meets the criteria, we are required to eliminate the financial statement effects of regulation for that part of the business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in the consolidated financial statements. Failure to meet the criteria of the authoritative guidance could materially impact our consolidated financial statements as a one-time extraordinary item and continued impacts on our operating activities.

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow for recovery through rates charged to customers. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred. As of December 31, 2012, we have recorded $1,199.1 million of net regulatory assets within our Consolidated Financial Statements. Also, at December 31, 2012, we had recorded $364.2 million of regulatory liabilities within our consolidated financial statements. See Note 6 of the Notes to Consolidated Financial Statements for further information regarding the significant regulatory assets and liabilities.

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

Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. At December 31, 2012, the Company’s goodwill was $1,207.3 million. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendments allow an entity first to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption was permitted.

The Company decided to adopt this new guidance for its 2012 annual test and applied the qualitative test (“step 0” or “step 0 test”) to its reporting units for the annual impairment test performed as of November 30, 2012.

The Company completed a quantitative fair value measurement of its reporting units when performing its prior year goodwill impairment analysis on November 30, 2011. As of the 2011 testing date, a quantitative assessment was made and implied that the fair value of its reporting units was well in excess of their carrying amount and no impairment was required.

In the current year qualitative step 0 test at November 30, 2012, after assessing various events and circumstances that would affect the estimated fair value of the reporting units in its base line November 30, 2011 test, the Company has determined that it is not required to calculate the fair value of its reporting units at November 30, 2012. The Company has determined that it is more likely than not that its reporting unit fair values are greater than the reporting unit carrying values and no impairment is necessary.

On a periodic basis or in the case of a triggering event, the Company will use the two-step impairment test to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The step 1 calculation used to identify potential impairment compares the calculated fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than such reporting unit’s carrying value, then step 2 is performed to measure the amount of the impairment loss (if any) for such reporting unit.

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

For the year ended December 31, 2012, no impairment charge was recorded. For the year ended December 31, 2011, no impairment charge was recorded for our continuing operations. In 2011, we recorded a charge to goodwill of $25.5 million relating to parent company goodwill associated with businesses classified as discontinued operations. For the year ended December 31, 2010, no impairment charge was recorded.

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

Revenue Recognition

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are delivered to customers and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the latest meter reading to the end of the accounting period. Unbilled utility revenues as of December 31, 2012 and 2011 were $180.6 million and $185.4 million, respectively. Increases in volumes delivered to the utilities’ customers and favorable rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the estimated unbilled revenue; however, since the majority of our customers are billed on a monthly basis, total operating revenues would remain materially unchanged.

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

Accounting for Pension and Postretirement Benefits

We maintain noncontributory defined benefit pension plans covering eligible employees of our regulated utility and shared service operations. Benefits under the plans are based on the employee’s years of service and compensation. The pension plans have been closed for most employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001 had their accrued benefit frozen and will be able to receive this benefit as a lump sum upon termination or retirement. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 will be provided with a 5.25% of base pay defined contribution plan. We also maintain other postretirement benefit plans, which provide varying levels of medical and life insurance for eligible retirees. These retiree welfare plans are closed for union employees hired on or after January 1, 2006. The plans had previously closed for non-union employees hired on or after January 1, 2002. The Company also has several unfunded noncontributory supplemental non-qualified pension plans that provide additional retirement benefits to certain employees. The Company does not participate in a multiemployer plan. See Note 14 of the Notes to Consolidated Financial Statements for further information regarding the accounting for the defined benefit pension plans and postretirement benefit plans. The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions as well as fluctuations in plan assets. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of pension and other postretirement benefit expense that the Company recognizes. The primary assumptions are:

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

The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. At year end 2011, we began using an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. The yield curve was developed for a portfolio containing the majority of United States-issued AA-graded non-callable (or callable with make-whole provisions) corporate bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 4.17%, 5.02% and 5.32% at December 31, 2012, 2011 and 2010, respectively. The discount rate for determining other post-retirement benefit obligations was 4.16%, 5.05% and 5.27% at December 31, 2012, 2011 and 2010, respectively.

In selecting an expected return on plan assets, we considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term EROA assumption used in calculating pension cost was 7.75%, for 2012 and 7.90% for both 2011 and 2010. The weighted average EROA assumption used in calculating other postretirement benefit costs was 7.41% for 2012 and 7.60% for 2011 and 2010.

The asset allocations for the Company’s U.S. pension plan at December 31, 2012 and 2011, by asset category, are as follows:

	Target Allocation 2012	Percentage of Plan Assets At December 31,
Asset category		2012	2011
Equity securities	70%	70%	70%
Fixed income	30%	30%	30%

Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The Company’s other postretirement benefit plans are partially funded. The asset allocations for the Company’s other postretirement benefit plans at December 31, 2012 and 2011, by asset category, are as follows:

Asset category	Target Allocation 2012	Percentage of Plan Assets At December 31,
		2012	2011
Equity securities	70%	59%	70%
Fixed income	30%	38%	30%
Real estate investment trusts (REITs)	—	3%	—

Total	100%	100%	100%

The Company’s investment policy, and related target asset allocation, is evaluated periodically through asset liability studies. The studies consider projected cash flows of maturity liabilities, projected asset class return risk, and correlation and risk tolerance.

The pension and postretirement welfare plan trusts investments include debt and equity securities held either directly or through commingled funds. The trustee for the Company’s defined benefit pension and post retirement welfare plans uses independent valuation firms to calculate the fair value of plan assets. Additionally, the company independently verifies the assets values. Approximately 54.3% of the assets are valued using the quoted market price for the assets in an active market at the measurement date, while 41.0% of the assets are valued using other inputs.

In selecting a rate of compensation increase, we consider past experience in light of movements in inflation rates. Our rate of compensation increase was 3.19% for 2012, 3.25% for 2011 and 3.50% for 2010.

In selecting health care cost trend rates, we consider past performance and forecasts of increases in health care costs. Our health care cost trend rate used to calculate the periodic cost was 7.50% in 2012 gradually declining to 5.00% in 2019 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation at December 31, 2012	Impact on 2012 Total Service and Interest Cost Components
	(in thousands)
Increase assumed health care cost trend by 1%	$96,894	$7,253
Decrease assumed health care cost trend by 1%	$79,971	$5,928

We will use a discount rate and EROA of 4.17% and 7.75%, respectively, for estimating our 2013 pension costs. Additionally, we will use a discount rate and EROA of 4.16% and 7.41%, respectively, for estimating our 2013 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase our pension expense. Our 2012 and 2011 pension and postretirement costs, including such expenses charged to our discontinued operations, were $72.2 million and $87.3 million, respectively. The Company expects to make pension and postretirement benefit contributions to the plan trusts of $95.1 million, $73.4 million, $83.4 million, $92.7 million and $95.1 million in 2013, 2014, 2015, 2016 and 2017 respectively. Actual amounts contributed could change significantly from these estimates. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards. As these assumptions change from period to period, recorded pension and postretirement benefit amounts and funding requirements could also change.

New Accounting Standards

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to increase transparency around valuation inputs and investment categorization. This guidance was effective for interim and annual periods beginning on January 1, 2012 and was required to be applied prospectively. The adoption of this guidance did not have a significant impact on the Company’s results of operations, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in either one continuous statement or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB deferred the requirement to present reclassification adjustments of other comprehensive income on the face of the income statement. This new guidance on the presentation of comprehensive income was effective for the Company beginning on January 1, 2012. As the Company already presented the components of net income and other comprehensive income in one continuous statement prior to the adoption of the guidance, the adoption of the new guidance did not have an impact on its results of operations, financial position or cash flows.

Testing Goodwill for Impairment

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test that is currently in place. Under the new guidance, an entity will not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed by the Company beginning on January 1, 2012. The adoption of this update to the guidance did not have a significant impact on the Company’s results of operations, financial position or cash flows.

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

The following recently issued accounting standards are not yet required to be adopted by the Company or included in the consolidated results of operations or financial position of the Company:

Balance Sheet Offsetting

In December 2011, the FASB issued accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under GAAP and IFRS. In January 2013, the FASB issued additional guidance on the scope of these disclosures. The revised disclosure guidance applies to derivative instruments and securities borrowing and lending transactions that are subject to an enforceable master netting arrangement or similar agreement. The revised disclosure guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2013. As this guidance provides for additional disclosure requirements only, the adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB updated accounting guidance to add new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments are required to be applied prospectively for interim and annual reporting periods beginning January 1, 2013. As this guidance provides for additional disclosure requirements only, the adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

See Note 2—Significant Accounting Policies in the notes to the audited consolidated financial statements for a discussion of new accounting standards recently adopted or pending adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We are exposed to risks from changes in interest rates as a result of our issuance of variable and fixed rate debt and commercial paper. We manage our interest rate exposure by limiting our variable rate exposure and by monitoring the effects of market changes in interest rates. We also have the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2012, a hypothetical increase of interest rates by 1% associated with our short-term borrowings would result in a $2.7 million decrease in our pre-tax earnings.

In July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million. This agreement effectively converted the interest on $100.0 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. We entered into this interest rate swap to mitigate interest cost at the parent company relating to debt that was incurred by our prior owners and was not used in any manner to finance the cash needs of our subsidiaries. For both the years ended December 31, 2012 and 2011, the interest rate swap reduced interest expense by $2.4 million. As the swap interest rates are fixed through April 2013, a hypothetical 1% increase in the interest rates associated with the interest swap agreement would result in a $0.7 million decrease on our pre-tax earnings for the year ended December 31, 2012. This calculation holds all other variables constant and assumes only the discussed changes in interest rates.

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

We are exposed to credit risk through our water, wastewater and other water-related activities for both our Regulated Businesses and Market-Based Operations. Our Regulated Businesses serve residential, commercial, industrial and other customers while our Market-Based Operations engage in business activities with developers, government entities and other customers. Our primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the non-payment of customer accounts receivable balances. Our credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures such as letters of credit or prepayment arrangements. Our credit portfolio is diversified with no significant customer or industry concentrations. In addition, our Regulated Businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Water Works Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows, and of changes in stockholders’ equity, present fairly, in all material respects, the financial position of American Water Works Company, Inc. and Subsidiary Companies at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 1, 2013

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2012	2011

ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,657,221 in 2012 and $3,360,005 in 2011	$11,584,944	$10,872,042
Nonutility property, net of accumulated depreciation of $199,467 in 2012 and $164,417 in 2011	154,420	149,056

Total property, plant and equipment	11,739,364	11,021,098

Current assets
Cash and cash equivalents	24,433	14,207
Restricted funds	29,756	32,438
Accounts receivable	221,655	200,352
Allowance for uncollectible accounts	(26,874)	(18,905)
Unbilled revenues	180,628	185,381
Income taxes receivable	9,594	7,672
Materials and supplies	29,772	28,598
Assets of discontinued operations	0	929,858
Other	30,483	18,058

Total current assets	499,447	1,397,659

Regulatory and other long-term assets
Regulatory assets	1,199,114	1,079,661
Restricted funds	10,791	25,503
Goodwill	1,207,250	1,195,069
Other	63,010	57,401

Total regulatory and other long-term assets	2,480,165	2,357,634

TOTAL ASSETS	$14,718,976	$14,776,391

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 176,988 shares outstanding in 2012 and 175,664 in 2011)	$1,770	$1,757
Paid-in capital	6,222,644	6,180,558
Accumulated deficit	(1,664,955)	(1,848,801)
Accumulated other comprehensive loss	(116,191)	(97,677)

Common stockholders’ equity	4,443,268	4,235,837
Preferred stock without mandatory redemption requirements	1,720	4,547

Total stockholders’ equity	4,444,988	4,240,384

Long-term debt
Long-term debt	5,190,509	5,339,947
Redeemable preferred stock at redemption value	18,861	21,137

Total capitalization	9,654,358	9,601,468

Current liabilities
Short-term debt	269,985	515,050
Current portion of long-term debt	115,919	28,858
Accounts payable	279,613	243,709
Taxes accrued	35,555	36,606
Interest accrued	53,810	59,067
Liabilities of discontinued operations	0	382,218
Other	239,950	223,597

Total current liabilities	994,832	1,489,105

Regulatory and other long-term liabilities
Advances for construction	379,737	386,970
Deferred income taxes	1,471,153	1,241,836
Deferred investment tax credits	27,909	29,427
Regulatory liabilities	364,181	325,829
Accrued pension expense	461,647	411,998
Accrued postretirement benefit expense	254,147	237,086
Other	114,876	85,924

Total regulatory and other long-term liabilities	3,073,650	2,719,070

Contributions in aid of construction	996,136	966,748
Commitments and contingencies (See Note 15)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$14,718,976	$14,776,391

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Operating revenues	$2,876,889	$2,666,236	$2,555,035

Operating expenses
Operation and maintenance	1,350,040	1,301,794	1,290,941
Depreciation and amortization	381,503	351,821	330,264
General taxes	221,212	210,478	205,597
(Gain) loss on asset dispositions and purchases	(839)	(993)	111

Total operating expenses, net	1,951,916	1,863,100	1,826,913

Operating income	924,973	803,136	728,122

Other income (expenses)
Interest, net	(310,794)	(312,415)	(313,765)
Allowance for other funds used during construction	15,592	13,131	9,644
Allowance for borrowed funds used during construction	7,771	5,923	5,225
Amortization of debt expense	(5,358)	(5,055)	(4,516)
Other, net	(926)	(1,040)	4,714

Total other income (expenses)	(293,715)	(299,456)	(298,698)

Income from continuing operations before income taxes	631,258	503,680	429,424
Provision for income taxes	257,008	198,751	174,352

Income from continuing operations	374,250	304,929	255,072
Income (loss) from discontinued operations, net of tax	(16,180)	4,684	12,755

Net income	$358,070	$309,613	$267,827

Other comprehensive income (loss), net of tax:
Change in employee benefit plan funded status, net of tax of $(16,894), $(19,498) and $(7,567), respectively	(26,425)	(30,497)	(11,836)
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $113, $112 and $50, respectively	176	175	79
Actuarial loss, net of tax of $4,668, $2,879 and $2,793, respectively	7,301	4,504	4,368
Foreign currency translation adjustment	434	(413)	620

Other comprehensive income (loss)	(18,514)	(26,231)	(6,769)

Comprehensive income	$339,556	$283,382	$261,058

Basic earnings per common share: (a)
Income from continuing operations	$2.12	$1.74	$1.46

Income (loss) from discontinued operations, net of tax	$(0.09)	$0.03	$0.07

Net income	$2.03	$1.76	$1.53

Diluted earnings per common share: (a)
Income from continuing operations	$2.11	$1.73	$1.46

Income (loss) from discontinued operations, net of tax	$(0.09)	$0.03	$0.07

Net income	$2.01	$1.75	$1.53

Average common shares outstanding during the period:
Basic	176,445	175,484	174,833

Diluted	177,671	176,531	175,124

Dividends per common share	$0.98	$1.13	$0.86

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$358,070	$309,613	$267,827
Adjustments
Depreciation and amortization	381,503	351,821	330,264
Provision for deferred income taxes	200,440	195,494	152,760
Amortization of deferred investment tax credits	(1,518)	(1,542)	(1,561)
Provision for losses on accounts receivable	26,701	19,952	18,267
Allowance for other funds used during construction	(15,592)	(13,131)	(9,644)
(Gain) loss on asset dispositions and purchases	(839)	(993)	111
Pension and non-pension post retirement benefits	87,289	71,439	89,342
Stock-based compensation expense	11,470	10,008	10,334
Other, net	26,071	44,521	9,033
Changes in assets and liabilities
Receivables and unbilled revenues	(34,528)	(34,819)	(35,977)
Taxes receivable, including income taxes	(1,922)	(1,199)	17,920
Other current assets	(5,223)	(1,305)	7,788
Pension and non-pension post retirement benefit contributions	(129,410)	(186,730)	(137,257)
Accounts payable	(10,572)	37,824	6,487
Taxes accrued, including income taxes	21,041	4,274	39,577
Interest accrued	(5,647)	(1,417)	746
Change in book overdraft	34,172	0	0
Other current liabilities	14,092	4,547	8,916

Net cash provided by operating activities	955,598	808,357	774,933

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(928,574)	(924,858)	(765,636)
Acquisitions	(44,560)	(7,220)	(1,642)
Proceeds from sale of assets and securities	561,739	9,972	239
Removal costs from property, plant and equipment retirements, net	(57,101)	(53,134)	(43,695)
Net funds released	86,140	62,843	63,991

Net cash used in investing activities	(382,356)	(912,397)	(746,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	315,430	12,510	268,559
Repayment of long-term debt	(471,954)	(70,045)	(272,700)
Net borrowings (repayments) under short-term debt agreements	(211,064)	303,024	93,029
Proceeds from issuances of employee stock plans and DRIP	27,860	13,866	6,711
Advances and contributions for construction, net of refunds of $17,850 in 2012, $21,061 in 2011 and $35,830 in 2010	31,909	22,298	7,042
Change in bank overdraft position	(34,812)	(16,862)	17,173
Debt issuance costs	(7,393)	(552)	(6,619)
Redemption of preferred stocks	(4,376)	(1,888)	(228)
Dividends paid	(213,459)	(157,855)	(150,301)
Other	4,843	639	0

Net cash provided by (used in) financing activities	(563,016)	105,135	(37,334)

Net increase (decrease) in cash and cash equivalents	10,226	1,095	(9,144)
Cash and cash equivalents at beginning of period	14,207	13,112	22,256

Cash and cash equivalents at end of period	$24,433	$14,207	$13,112

Cash paid during the year for:
Interest, net of capitalized amount	$329,331	$331,944	$329,417
Income taxes, net of refunds of $766 in 2012, $812 in 2011 and $37,790 in 2010	$5,352	$14,269	$(30,108)
Non-cash investing activity
Capital expenditures acquired on account but unpaid as of year end	$159,119	$104,816	$112,313
Non-cash financing activity
Advances and contributions	$12,279	$23,504	$27,566
Dividends accrued	$0	$40,403	$0
Long-term debt	$68,746	$0	$122,775

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value	Paid-in Capital			Shares	At Cost
Balance at December 31, 2009	174,630	$1,746	$6,140,077	$(2,076,287)	$(64,677)	0	$0	$4,557	$4,005,416
Net income	—	—	—	267,827	—	—	—	—	267,827
Direct stock reinvestment and purchase plan, net of expense of $96	63	1	1,328	—	—	—	—	—	1,329
Employee stock purchase plan	112	1	2,502	—	—	7	127	—	2,630
Stock-based compensation activity	191	2	12,768	(474)	—	(8)	(146)	—	12,150
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive loss, net of tax of ($4,724)	—	—	—	—	(6,769)	—	—	—	(6,769)
Dividends	—	—	—	(150,301)	—	—	—	—	(150,301)

Balance at December 31, 2010	174,996	$1,750	$6,156,675	$(1,959,235)	$(71,446)	(1)	$(19)	$4,547	$4,132,272
Net income	—	—	—	309,613	—	—	—	—	309,613
Direct stock reinvestment and purchase plan, net of expense of $19	64	1	1,807	—	—	—	—	—	1,808
Employee stock purchase plan	121	1	3,533	—	—	—	—	—	3,534
Stock-based compensation activity	483	5	18,543	(921)	—	1	19	—	17,646
Other comprehensive loss, net of tax of $(16,507)	—	—	—	—	(26,231)	—	—	—	(26,231)
Dividends	—	—	—	(198,258)	—	—	—	—	(198,258)

Balance at December 31, 2011	175,664	$1,757	$6,180,558	$(1,848,801)	$(97,677)	0	$0	$4,547	$4,240,384
Net income	—	—	—	358,070	—	—	—	—	358,070
Direct stock reinvestment and purchase plan, net of expense of $14	60	0	2,092	—	—	—	—	—	2,092
Employee stock purchase plan	87	1	3,306	—	—	31	1,046	—	4,353
Stock-based compensation activity	1,177	12	36,688	(1,168)	—	(31)	(1,046)	—	34,486
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(2,827)	(2,827)
Other comprehensive loss, net of tax of $(12,113)	—	—	—	—	(18,514)	—	—	—	(18,514)
Dividends	—	—	—	(173,056)	—	—	—	—	(173,056)

Balance at December 31, 2012	176,988	$1,770	$6,222,644	$(1,664,955)	$(116,191)	0	$0	$1,720	$4,444,988

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

Regulation

The Company’s regulated utilities are subject to economic regulation by the public utility commissions and the local governments of the states in which they operate (the “Regulators”). These Regulators have allowed recovery of costs and credits which the Company has recorded as regulatory assets and liabilities. Accounting for future recovery of costs and credits as regulatory assets and liabilities is in accordance with authoritative guidance applicable to those companies whose rates are established by or are subject to approval by an independent third-party regulator. Regulated utilities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in operations by a market-based company. These deferred regulatory assets and liabilities are then reflected in the statement of operations in the period in which the costs and credits are reflected in the rates charged for service. (See Note 6)

Property, Plant and Equipment

Property, plant and equipment consist primarily of utility plant. Additions to utility plant and replacements of retirement units of property are capitalized. Costs include material, direct labor and such indirect items as engineering and supervision, payroll taxes and benefits, transportation and an allowance for funds used during construction. The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $155,221 and $49,241 at December 31, 2012 and 2011, respectively. The 2012 increase was primarily due to the implementation of a new ERP system. The cost of repairs; maintenance, including planned major maintenance activities; and minor replacements of property is charged to maintenance expense as incurred.

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

Prior to January 1, 2012, the Company had overdraft protection provided by a revolving credit line with PNC Bank, N.A. Book overdrafts on these accounts were reported as short-term debt and the change in the overdraft balance was reported as financing activities in the accompanying Consolidated Statements of Cash Flows. The Company did not renew this credit line at December 31, 2011. Accordingly, the Company’s outstanding checks on its cash accounts with PNC Bank, N.A. are classified as of January 1, 2012 as other current liabilities in the accompanying Consolidated Balance Sheets, and changes in those accounts are included in operating activities for 2012 in the accompanying Consolidated Statements of Cash Flows.

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

Accounts Receivable

Accounts receivable include regulated utility customer accounts receivable, which represent amounts billed to water and wastewater customers on a cycle basis. Credit is extended based on the guidelines of the applicable Regulators and collateral is generally not required. Also included are market-based trade accounts receivable and non-utility customer receivables of the regulated subsidiaries. Unbilled receivables are accrued when service has been provided but has not been billed to customers.

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

Goodwill

Goodwill is primarily associated with the acquisitions of AWW in 2003 and E’town Corporation in 2001 (the “Acquisitions”) and has been assigned to reporting units based on the fair values at the date of the Acquisitions. The Regulated Businesses segment is a single reporting unit. In the Market-Based Operations segment, the business is organized into four reporting units for its market-based services. Goodwill is reviewed annually, or more frequently if changes in circumstances indicate the carrying value may not be recoverable. Annual impairment reviews are performed in the fourth quarter of the calendar year, in conjunction with the timing of the completion of the Company’s annual strategic business plan.

The Company considers the carrying value of goodwill to be one of its critical accounting estimates. The Company believes the assumptions and other considerations used to value goodwill to be appropriate. However, if experience differs from the assumptions and considerations used in its analysis, the resulting change could have a material adverse impact on the consolidated financial statements.

No impairment charge was recorded in the Company’s continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Long-Lived Assets

Long-lived assets include land, buildings, equipment and long-term investments. Long-lived assets, other than investments and land, are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. Such circumstances would include items such as a significant decrease in the market value of a long-lived asset, a significant adverse change in the manner the asset is being used or planned to be used or in its physical condition, or a history of operating or cash flow losses associated with the use of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, the Company estimates the fair value of the asset from future cash flows expected to result from the use and, if applicable, the eventual disposition of the asset and compares that to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss is recorded.

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

Advances and Contributions in Aid of Construction

Regulated utility subsidiaries may receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities at December 31, 2012 and 2011 in the accompanying Consolidated Balance Sheets are estimated refunds of $19,698 and $18,681, respectively. Those amounts represent expected refunds during the next 12-month period. Advances that are no longer refundable are reclassified to contributions in aid of construction. Contributions in aid of construction are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.

Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. Certain of the Company’s subsidiaries do not depreciate contributed property, based on regulatory guidelines. Amortization of contributions in aid of construction was $20,979, $18,327 and $17,423 for the years ended December 31, 2012, 2011 and 2010, respectively.

Recognition of Revenues

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are provided and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the latest meter reading to the end of the accounting period.

The Company has agreements with the United States Government to operate and maintain water and wastewater systems at various military bases pursuant to 50-year contracts (“military agreements”). These contracts also include construction components that are accounted for separately from the operations and management components. The military agreements are subject to periodic price redetermination adjustments and modifications for changes in circumstance. Additionally, the Company has agreements ranging in length from two to 40 years with various industries and municipalities to operate and maintain water and wastewater systems (“O&M agreements”). Revenue from operations and management services are recognized as services are provided. (See Note 15)

Construction Contracts

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

Environmental Costs

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $4,400 and $5,500 at December 31, 2012 and 2011, respectively. The accrual relates entirely to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 to 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at December 31, 2012 and 2011 include $8,656 and $9,187, respectively, related to the NOAA agreement.

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

Changes in the fair value of a fair-value hedge, along with the gain or loss on the underlying hedged item, are recorded in current-period earnings. The effective portion of gains and losses on cash-flow hedges are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Any ineffective portion of designated hedges is recognized in current-period earnings.

Cash flows from derivative contracts are included in net cash provided by operating activities.

New Accounting Standards

The following recently announced accounting standards have been adopted by the Company and have been included in the consolidated results of operations, financial position or footnotes of the accompanying Consolidated Financial Statements:

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This new guidance amends current fair value measurement and disclosure guidance to increase transparency around valuation inputs and investment categorization. This guidance is effective for interim and annual periods beginning on January 1, 2012 and is required to be applied prospectively. The adoption of this guidance did not have a significant impact on the Company’s results of operations, financial position or cash flows.

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

The following recently issued accounting standards are not yet required to be adopted by the Company or included in the consolidated results of operations or financial position of the Company:

Balance Sheet Offsetting

In December 2011, the FASB issued accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under GAAP and IFRS. In January 2013, the FASB issued additional guidance on the scope of these disclosures. The revised disclosure guidance applies to derivative instruments and securities borrowing and lending transactions that are subject to an enforceable master netting arrangement or similar agreement. The revised disclosure guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2013. As this guidance provides for additional disclosure requirements only, the adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB updated accounting guidance to add new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments are required to be applied prospectively for interim and annual reporting periods beginning January 1, 2013. As this guidance provides for additional disclosure requirements only, the adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation.

Note 3: Acquisitions and Divestitures

Acquisitions

During 2012, the Company closed on 10 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $44,560. Included in this total was the Company’s May 1, 2012 acquisition of all of the capital stock of Aqua New York, Inc. (the “Acquisition”) for a total cash purchase price of $36,688 plus assumed liabilities. The Acquisition, which expanded the Company’s service area in the state of New York, added approximately fifty thousand customers to Regulated operations. The Acquisition was accounted for as a business combination; accordingly, operating results from May 1, 2012 were included in the Company’s results of operations. The purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of acquisition. The Company’s regulatory practice has been followed whereby property, plant and equipment (rate base) is considered fair value for business combination purposes. Similarly, regulatory assets and liabilities acquired have been recorded at book value and are subject to regulatory approval where applicable. The acquired debt and employee benefit plans have been fair valued using common valuation techniques. The acquired debt has been valued in a manner consistent with the Company’s Level 2 and Level 3 pre-acquisition debt. (See Note 17) The Company has recognized employee benefit plan liabilities on the acquisition date for the funded status of defined-benefit plans assumed as part of the business combination. The pro forma impact of this acquisition would not have been material to the Company’s results of operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Assets acquired in the Acquisition totaled $102,727, including $59,139 of plant, $27,400 of regulatory assets, and $12,181 of goodwill; liabilities assumed totaled $66,039, including long-term debt of $25,215, $11,885 of regulatory liabilities, $15,424 of deferred taxes, $1,708 of other liabilities, $1,060 of contributions in aid of construction and $9,710 of pension and postretirement welfare liabilities. Assets acquired (primarily plant) in the other nine acquisitions during 2012 totaled $12,514; liabilities assumed totaled $4,642.

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

Divestitures

In January 2012, the Company completed the close of the sale of its Arizona and New Mexico subsidiaries. After post-close adjustments, net proceeds from the sale totaled $458,860, and the Company recorded a pretax loss on sale of $2,198.

In May 2012, the Company completed the close of the sale of its Ohio subsidiary. After post-close adjustments, net proceeds from the sale totaled $102,154, and the Company recorded a pretax loss on sale of $4,095.

In December 2011, the Company completed the sale of its Applied Water Management subsidiary, part of its Market-Based Operations segment. Proceeds from the sale totaled $2,923. The Company recorded a pretax loss on sale of $3,126 in 2011. In 2012, the Company recorded an additional pretax loss of $114 for certain post-close adjustments.

In June 2011, the Company completed the sale of the assets of its Texas subsidiary for proceeds of $6,245. In the first quarter of 2011, the Company recognized an after-tax impairment charge of $552 for parent company goodwill allocated to the Texas subsidiary.

Operating results and the financial position of the five subsidiaries named above are included in the accompanying financial statements as discontinued operations.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Years Ended December 31,
	2012	2011	2010
Operating revenues	$19,377	$173,447	$155,642
Total operating expenses, net	27,630	147,012	135,673

Operating income (loss)	(8,253)	26,435	19,969
Other income (expense), net	(168)	(270)	43

Income (loss) from discontinued operations before income taxes	(8,421)	26,165	20,012
Provision for income taxes	7,759	21,481	7,257

Income (loss) from discontinued operations, net of tax	$(16,180)	$4,684	$12,755

Assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets include the following:

	December 31, 2012	December 31, 2011
Assets:
Total property, plant and equipment	$0	$833,023
Current assets	0	21,906
Regulatory assets	0	43,849
Goodwill	0	29,608
Other	0	1,472

Total assets of discontinued operations	$0	$929,858

Liabilities:
Long-term debt	$0	$11,697
Current portion of long-term debt	0	12,839
Other current liabilities	0	29,530
Advances for construction	0	205,034
Regulatory liabilities	0	4,617
Other	0	15,540
Contributions in aid of construction	0	102,961

Total liabilities of discontinued operations	$0	$382,218

Note 4: Utility Plant

The components of utility plant by category at December 31 are as follows:

	Range of Remaining Useful Lives	2012	2011
Water plant
Land and other non-depreciable assets		$129,953	$128,286
Sources of supply	16 to 147 Years	623,015	565,301
Treatment and pumping facilities	3 to 101 Years	2,944,178	2,665,525
Transmission and distribution facilities	5 to 120 Years	7,033,958	6,632,828
Services, meters and fire hydrants	9 to 93 Years	2,729,679	2,539,696
General structures and equipment	3 to 112 Years	865,992	693,880
Wastewater plant	2 to 115 Years	565,894	546,002
Construction work in progress		349,496	460,529

		15,242,165	14,232,047
Less accumulated depreciation		3,657,221	3,360,005

		$11,584,944	$10,872,042

Utility plant depreciation expense of continuing operations amounted to $314,639 in 2012, $268,987 in 2011 and $250,107 in 2010. The Company’s regulated utility subsidiaries record depreciation in conformity with amounts approved by state regulators after regulatory review of information the Company submits to support its estimates of the assets’ remaining useful lives.

The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.94% in 2012, 2.68% in 2011, and 2.62% in 2010, respectively.

Note 5: Allowance for Uncollectible Accounts

The following table summarizes the changes in the Company’s allowances for uncollectible accounts:

	2012	2011	2010
Balance at January 1	$(18,905)	$(21,128)	$(22,199)
Amounts charged to expense	(26,701)	(19,952)	(18,267)
Amounts written off	22,607	24,741	22,953
Recoveries of amounts written off	(3,875)	(2,566)	(3,615)

Balance at December 31	$(26,874)	$(18,905)	$(21,128)

Note 6: Regulatory Assets and Liabilities

The regulatory assets represent costs that are expected to be fully recovered from customers in future rates. Except for income taxes, regulatory assets are excluded from the Company’s rate base and generally do not earn a return. The components of regulatory assets at December 31 are as follows:

	2012	2011
Income taxes recoverable through rates	$242,653	$252,570
Debt and preferred stock expense	73,474	73,096
Deferred pension expense	326,578	256,858
Deferred other postretirement benefit expense	167,414	149,393
Deferred security costs	2,240	4,837
Deferred business services project expense	8,226	8,776
Deferred tank painting costs	31,526	29,500
Deferred rate case expense	11,614	14,553
Purchase premium recoverable through rates	60,241	60,635
Environmental remediation recoverable through rates	8,656	9,187
Coastal water project costs	21,175	24,419
San Clemente Dam project costs	31,403	22,890
Removal costs recoverable through rates	98,541	80,402
Other	115,373	92,545

	$1,199,114	$1,079,661

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

Pension expense in excess of the amount contributed to the pension plans is deferred by certain subsidiaries. These costs will be recovered in future service rates as contributions are made to the pension plan. The Company also has regulatory assets of $294,136 and $243,926 at December 31, 2012 and 2011, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

Postretirement benefit expense in excess of the amount recovered in rates through 1997 has been deferred by certain subsidiaries. These costs are recognized in the rates charged for water service and will be recovered as authorized by the Company’s regulatory authorities. The Company also has regulatory assets of $166,379 and $147,441 at December 31, 2012 and 2011, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

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

Tank painting costs are generally deferred and amortized to current operations on a straight-line basis over periods ranging from five to 15 years, as authorized by the regulatory authorities in their determination of rates charged for service.

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

Coastal water project costs include preliminary costs associated with the studying, testing and design of alternatives to help solve water supply shortages in Monterey, California. Coastal water project costs incurred through December 31, 2010 have been reviewed and approved for recovery through a surcharge. Costs deferred during 2012 and 2011 totaled $1,987 and $2,528, respectively. The Company believes it is probable that the costs incurred since the last rate review will also be recoverable.

San Clemente Dam project costs represent costs incurred and deferred by the Company’s California subsidiary pursuant to its efforts to investigate alternatives to strengthen or remove the dam due to potential earthquake and flood safety concerns. In June 2012, the California Public Utility Commission (“CPUC”) issued a decision authorizing implementation of a project to reroute the Carmel River and remove the San Clemente Dam. The project includes the Company’s California subsidiary, the California State Conservancy and the National Marine Fisheries Services. Under the order’s terms, the CPUC has authorized recovery of all previous pre-construction costs incurred by the Company’s subsidiary, and has authorized additional expenditures to be capped at $49,000 for the reroute and dam removal efforts and $2,500 for estimated interim dam safety measures. All pre-construction costs, totalling $24,303, are to be recovered via a surcharge over a 20-year period beginning October 2012; surcharge collections in 2012 totaled $894. Costs deferred in addition to the pre-construction costs totaled $7,994 as of December 31, 2012.

Other regulatory assets include certain deferred employee benefit costs as well as various regulatory balancing accounts which are deferred because the amounts are being recovered in rates or are probable of recovery through rates in future periods.

The components of regulatory liabilities at December 31 are as follows:

	2012	2011
Removal costs recovered through rates	$285,901	$272,618
Other	78,280	53,211

	$364,181	$325,829

Removal costs recovered through rates are retirement costs recovered during the life of the associated assets. In December 2008, the Company’s subsidiary in New Jersey, at the direction of the New Jersey Regulator, began to amortize $48,000 of the total balance into operations via straight line amortization through November 2048.

Other regulatory liabilities include legal settlement proceeds, deferred gains, future customer refunds, and various regulatory balancing accounts. The Company’s increased pension contributions in 2012 resulted in increased pension balancing accounts.

Note 7: Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the completion of the Company’s annual strategic business plan. At November 30, 2012, the Company’s goodwill was $1,207,572. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendments allow an entity first to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption was permitted.

The Company decided to adopt the new guidance for its 2012 annual test and applied the qualitative test (“step 0” or “step 0 test”) to its reporting units for the annual impairment test performed as of November 30, 2012.

The Company completed a quantitative fair value measurement of its reporting units when performing its prior year goodwill impairment analysis on November 30, 2011. As of the 2011 testing date, a quantitative assessment was made and implied that the fair value of its reporting units was well in excess of their carrying amount and no impairment was required.

In the current year qualitative step 0 test at November 30, 2012, after assessing various events and circumstances that would affect the estimated fair value of the reporting units in its base line November 30, 2011 test, the Company has determined that it is not required to calculate the fair value of its reporting units at November 30, 2012. The Company has determined that it is more likely than not that its reporting unit fair values are greater than the reporting unit carrying values and no impairment is necessary.

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

The change in the Company’s goodwill assets, as allocated between the reporting units is as follows:

	Regulated Unit		Market-Based Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2011	$3,399,884	$(2,332,670)	$235,990	$(107,619)	$3,635,874	$(2,440,289)	$1,195,585
Reclassifications and other activity	(516)	0	0	0	(516)	0	(516)

Balance at December 31, 2011	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069

Goodwill from acquisitions	12,181	0	0	0	12,181	0	12,181

Balance at December 31, 2012	$3,411,549	$(2,332,670)	$235,990	$(107,619)	$3,647,539	$(2,440,289)	$1,207,250

Note 8: Stockholders’ Equity

Common Stock

In March 2010, the Company established American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2012, there were 4,813 shares available for future issuance under the DRIP. The following table summarizes information regarding issuances under the DRIP for the years ended December 31, 2012 and 2011:

	2012	2011
Shares of common stock issued	60	64
Cash proceeds received	$2,106	$1,827

Cash dividend payments made during 2012 and 2011 were as follows:

	2012	2011
Dividends per share, three months ended:
March 31	$0.23	$0.22
June 30	0.23	0.22
September 30	0.25	0.23
December 31	0.50	0.23

Total dividends paid, three months ended:
March 31	$40,414	$38,525
June 30	40,529	38,580
September 30	44,080	40,358
December 31	88,436	40,392

The regular quarterly cash dividend that would likely have been declared and paid in the first quarter of 2013 was paid on December 28, 2012 to all shareholders of record as of December 20, 2012 to take advantage of existing 2012 tax rates.

Accumulated Other Comprehensive Loss

The following table presents accumulated other comprehensive loss:

	2012	2011
Employee benefit plans funded status adjustments	$(120,405)	$(101,457)
Foreign currency translation	4,214	3,780

Balance at December 31	$(116,191)	$(97,677)

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). The total aggregate number of shares of common stock that may be issued under the Plan is 15,500. As of December 31, 2012, a total of 10,255 shares are available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Stock options	$3,282	$3,182	$4,116
Restricted stock units	7,658	6,340	5,863
Employee stock purchase plan	530	486	355

Stock-based compensation in operation and maintenance expense	11,470	10,008	10,334
Income tax benefit	(4,473)	(3,903)	(4,030)

After-tax stock-based compensation expense	$6,997	$6,105	$6,304

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2012, 2011 and 2010.

The cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock options and restricted stock unit awards at the date of the grant is amortized through expense over the three-year service period. All awards granted in 2012, 2011 and 2010 are classified as equity.

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

Stock Options

In 2012, 2011 and 2010, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning on January 1 of the year of grant. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the pricing model for grants and the resulting weighted-average grant date fair value of stock options granted in the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Dividend yield	2.70%	3.25%	3.83%
Expected volatility	28.35%	29.32%	31.77%
Risk-free interest rate	0.78%	1.93%	2.14%
Expected life (years)	4.4	4.4	4.3
Exercise price	$34.14	$27.08	$22.01
Grant date fair value per share	$6.11	$5.14	$4.33

The Company utilized the “simplified method” to determine the expected stock option life due to insufficient historical experience to estimate the exercise patterns of the stock options granted. The Company began granting stock options at the time of its initial public offering in April 2008. Expected volatility is based on a weighted average of historic volatilities of traded common stock of peer companies (regulated water companies) over the expected term of the stock options and historic volatilities of the Company’s common stock during the period it has been publicly traded. The dividend yield is based on the Company’s expected dividend payments and the stock price on the date of grant. The risk-free interest rate is the market yield on U.S. Treasury strips with maturities similar to the expected term of the stock options. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options granted vest over periods ranging from one to three years and expire seven years from the effective date of the grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The value of stock options at the date of the grant is amortized through expense over the requisite service period using the straight-line method. As of December 31, 2012, $3,534 of total unrecognized compensation costs related to the nonvested stock options is expected to be recognized over the remaining weighted-average period of 1.6 years. The total grant date fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $3,219, $4,578 and $4,505, respectively.

The table below summarizes stock option activity for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	3,112	$22.70
Granted	649	34.14
Forfeited or expired	(101)	27.76
Exercised	(1,025)	21.57

Options outstanding at December 31, 2012	2,635	$25.77	4.2	$29,946

Exercisable at December 31, 2012	1,378	$22.17	3.2	$20,610

The following table summarizes additional information regarding stock options exercised during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Intrinsic value	$14,515	$3,026	$333
Exercise proceeds	22,112	8,991	3,010
Income tax benefit (shortfall)	4,017	511	(89)

Restricted Stock Units

In 2012, 2011 and 2010, the Company granted restricted stock units to certain employees under the Plan. The restricted stock units vest ratably over the three-year performance period beginning January 1 of the year of grant (the “Performance Period”); however, distribution of the shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period.

During 2012, 2011 and 2010, the Company granted restricted stock units to non-employee directors under the Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (a) 15 months after grant date or (b) the participant’s separation from service. Because these restricted stock units vested on grant date, the total grant date fair value was recorded in operation and maintenance expense included in the expense table above on the grant date.

Restricted stock units generally vest over periods ranging from one to three years. Restricted stock units granted without market conditions are valued at the market value of the Company’s common stock on the date of grant. Restricted stock units granted with market conditions are valued using a Monte Carlo model. Expected volatility is based on historical volatilities of traded common stock of the Company and comparative companies using daily stock prices over the past three years. The expected term is three years and the risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date. The following table presents the weighted-average assumptions used in the Monte Carlo simulation and the weighted-average grant date fair values of restricted stock units granted during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility	22.47%	29.50%	30.74%
Risk-free interest rate	0.43%	1.24%	1.50%
Expected life (years)	3	3	3
Grant date fair value per share	$37.40	$29.95	$23.23

The value of restricted stock awards at the date of the grant is amortized through expense over the requisite service period using the straight-line method for restricted stock units with service and/or performance vesting. The grant date fair value of restricted stock awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. As of December 31, 2012, $3,689 of total unrecognized compensation cost related to the nonvested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.3 years. The total grant date fair value of restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $4,191, $2,040 and $2,204, respectively.

The table below summarizes restricted stock unit activity for the year ended December 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested total at January 1, 2012	577	$25.09
Granted	172	37.40
Vested	(182)	23.01
Forfeited	(25)	30.38
Cancelled	(2)	22.08

Nonvested total at December 31, 2012	540	$29.48

The following table summarizes additional information regarding restricted stock units distributed during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Intrinsic value	$6,159	$2,068	$1,241
Income tax benefit (shortfall)	799	99	15

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the employee a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $1,168, $921 and $474 to retained earnings during the years ended December 31, 2012, 2011 and 2010, respectively.

Employee Stock Purchase Plan

The Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”) was effective as of July 1, 2008. Under the ESPP, employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of December 31, 2012 there were 1,474 shares of common stock reserved for issuance under the ESPP. The Company’s ESPP is considered compensatory. Compensation costs of $530, $486 and $355 were recognized for the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company issued 118, 121 and 119 shares, respectively, under the ESPP.

Note 9: Preferred Stock Without Mandatory Redemption Requirements

Certain preferred stock agreements do not require annual sinking fund payments or redemption except at the option of the subsidiaries and are as follows:

Dividend Yield	Balance at December 31,
	2012	2011
4.50%	$1,720	$1,720
5.00%	0	1,952
5.50%	0	486
5.75%	0	389

	$1,720	$4,547

The Company reflects its subsidiaries’ preferred stock without mandatory redemption requirements, which represents the Company’s noncontrolling interest, in the total stockholders’ equity section of the accompanying Consolidated Balance Sheets. The dividends on these preferred shares have not been reflected as income attributable to noncontrolling interest in the Consolidated Statements of Operations and Comprehensive Income as the total amount of these dividends is not considered material. The dividends issued were $153 for 2012 and $224 for 2011 and 2010, respectively. The amounts have been included as a component of other income (expenses) in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Note 10: Long-Term Debt

The Company primarily incurs long-term debt to fund capital expenditures of the regulated subsidiaries. The components of long-term at December 31 are:

	Rate	Weighted Average Rate	Maturity Date	2012	2011
Long-term debt of American Water Capital Corp. (“AWCC”)(a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	4.30%-10.00%	6.08%	2013-2042	3,389,399	3,089,409
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.73%	2013-2041	865,969	1,206,332
Mortgage bonds
Fixed rate	4.29%-9.71%	7.41%	2013-2039	678,500	697,800
Mandatory redeemable preferred stock	8.47%-9.75%	8.60%	2019-2036	20,552	22,101
Notes payable and other(b)	9.49%-12.17%	11.53%	2013-2026	1,272	1,691

Long-term debt				5,278,302	5,339,943
Unamortized debt discount, net(c)				39,272	43,888
Fair value adjustment to interest rate hedge				7,715	6,111

Total long-term debt				$5,325,289	$5,389,942

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)	Includes capital lease obligations of $1,049 and $1,264 at December 31, 2012 and 2011, respectively.
(c)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

All $678,500 of the subsidiaries’ mortgage bonds and $799,308 of the $865,969 total subsidiaries’ private activity bonds and government funded debt are collateralized by utility plant.

Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets. Certain long term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2012 was 0.56 to 1.00. In addition, the Company has $1,728,058 of notes which include the right to redeem the notes in whole or in part from time to time subject to certain restrictions.

The future sinking fund payments and maturities are as follows:

Year	Amount
2013	$115,955
2014	12,795
2015	58,566
2016	50,739
2017	795,945
Thereafter	4,244,302

The following long-term debt was issued in 2012:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes—fixed rate	4.30%	2042	$300,000
Other subsidiaries(1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2025-2041	83,476
Other subsidiaries	Mortgage bonds—fixed rate	4.29%	2022	700

Total issuances				$384,176

(1)	Included in the issuance amounts above was $68,746, which was initially kept in Trust pending the Company’s certification that it has incurred qualifying capital expenditures. These issuances have been presented as non-cash in the accompanying Consolidated Statements of Cash Flows. Subsequent releases of all or a lesser portion of these funds by the applicable Trust are reflected as the release of restricted funds and are included in investing activities in the accompanying Consolidated Statements of Cash Flows.

The following long-term debt was retired through optional redemption or payment at maturity during 2012:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes—fixed rate	8.25%	2038	$10
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-9.60%	2012-2041	447,325
Other subsidiaries	Mortgage bonds—fixed rate	6.85%-7.95%	2012	24,200
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-9.18%	2013-2036	1,549
Other	Capital leases and other			419

Total retirements and redemptions				$473,503

Interest, net includes interest income of approximately $12,652, $10,942 and $10,320 in 2012, 2011 and 2010, respectively.

One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as swaps. The Company reduces exposure to interest rates by managing commercial paper and debt maturities. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company minimizes the counterparty credit risk on these transactions by dealing only with leading, credit-worthy financial institutions having long-term credit ratings of “A” or better.

The Company has an interest-rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company pays variable interest of six-month LIBOR plus 3.422%. The swap is accounted for as a fair-value hedge and matures with the fixed-rate debt in 2017. The following table provides a summary of the derivative fair value balance recorded by the Company as of December 31, 2012 and 2011 and the line item in the Consolidated Balance Sheet in which such amount is recorded:

Balance sheet classification	December 31, 2012	December 31, 2011
Regulatory and other long-term assets
Other	$7,909	$5,824
Long-term debt
Long-term debt	7,715	6,111

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

Income Statement Classification	December 31, 2012	December 31, 2011
Interest, net
Gain on swap	$2,085	$6,722
Loss on borrowing	(1,604)	(6,455)
Hedge ineffectiveness	481	267

Note 11: Short-Term Debt

The components of short-term debt at December 31 are as follows:

	2012	2011
Commercial paper, net of $15 and $52 discount at 2012 and 2011, respectively	$269,985	$481,048
Bank overdraft	0	34,002

Total short-term debt	$269,985	$515,050

AWCC had the following available capacity under its commercial paper program at December 31:

	2012	2011
Commercial paper program	$1,000,000	$700,000
Commercial paper program available capacity	730,000	218,900

In October 2012, AWCC entered into a new revolving credit facility agreement with $1,000,000 in aggregate total commitments from a diversified group of 14 banks. The agreement includes a $150,000 sublimit for letters of credit and a $100,000 sublimit for swing loans. The new agreement expires in October 2017 and replaces AWCC’s previous credit agreement that would have expired in September 2013. Interest on borrowings under the new agreement are based, at AWCC’s option, upon either (i) a fixed base rate or (ii) a LIBOR-based rate, plus an applicable margin. This revolving credit facility provides for an alternative to the commercial paper program should the Company not be able to access commercial paper at attractive rates.

At December 31, AWCC had the following sub-limits and available capacity under each applicable credit facility:

	2012	2011
Letter of credit sublimit	$150,000	$150,000
Letter of credit available capacity	117,137	113,548

At December 31, 2012, the Company had $34,148 of outstanding letters of credit, $32,863 of which was issued under the revolving credit facility noted above.

The following table presents the short-term borrowing activity for AWCC for the years ended December 31, 2012 and 2011:

	2012	2011
Average borrowings	$277,952	$362,615
Maximum borrowings outstanding	534,700	494,900
Weighted average interest rates, computed on a daily basis	0.49%	0.41%
Weighted average interest rates, at December 31	0.46%	0.56%

The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2012 was 0.56 to 1.00.

None of the Company’s borrowings are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under the Company’s credit facility.

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

AWCC had previously entered into a one-year $10,000 committed revolving line of credit with PNC Bank, N.A. This line of credit was terminated without renewal on December 31, 2011.

Note 12: General Taxes

Components of general tax expense from continuing operations for the years ended December 31 are as follows:

	2012	2011	2010
Gross receipts and franchise	$92,612	$90,674	$86,063
Property and capital stock	84,513	77,330	78,184
Payroll	32,724	31,705	31,089
Other general	11,363	10,769	10,261

	$221,212	$210,478	$205,597

Note 13: Income Taxes

Components of income tax expense from continuing operations for the years ended December 31 are as follows:

	2012	2011	2010
State income taxes:
Current	$26,604	$(7,440)	$24,653
Deferred
Current	(280)	(171)	78
Non-current	24,256	44,576	11,024

	$50,580	$36,965	$35,755

Federal income taxes:
Current	$31,482	$12,239	$(1,500)
Deferred
Current	(2,031)	(314)	69
Non-current	178,495	151,403	141,589
Amortization of deferred investment tax credits	(1,518)	(1,542)	(1,561)

	206,428	161,786	138,597

	$257,008	$198,751	$174,352

A reconciliation of income tax expense from continuing operations at the statutory federal income tax rate to actual income tax expense for the years ended December 31 is as follows:

	2012	2011	2010
Income tax at statutory rate	$220,940	$176,288	$150,298
Increases (decreases) resulting from:
State taxes, net of federal taxes	32,877	24,027	23,241
Change in valuation allowance	143	(160)	(533)
Flow through differences	3,032	2,895	2,807
Amortization of deferred investment tax credits	(1,518)	(1,542)	(1,561)
Subsidiary preferred dividends	634	668	675
Other, net	900	(3,425)	(575)

Actual income tax expense	$257,008	$198,751	$174,352

The following table provides the components of the net deferred tax liability from continuing operations at December 31:

	2012	2011
Deferred tax assets:
Advances and contributions	$485,815	$475,280
Deferred investment tax credits	10,610	11,202
Other postretirement benefits	100,301	101,258
Tax losses and credits	303,783	331,597
Pension benefits	113,919	132,972
Unamortized debt discount, net	21,711	23,872
Other	22,835	13,308

	1,058,974	1,089,489

Valuation allowance	(19,520)	(20,701)

	$1,039,454	$1,068,788

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	$2,168,680	$1,958,044
Income taxes recoverable through rates	82,400	94,331
Deferred security costs	921	1,982
Deferred business services project expenses	4,580	4,573
Deferred other postretirement benefits	57,895	58,238
Deferred pension benefits	102,847	97,899
Other	93,284	95,557

	2,510,607	2,310,624

	$(1,471,153)	$(1,241,836)

At December 31, 2012 and 2011, the Company recorded federal net operating loss (“NOL”) carryforwards of $1,047,786 and $1,187,427, respectively. The Company believes the federal NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company evaluated its ability to fully utilize the existing federal NOL carryforwards in light of the RWE divestiture in November 2009. Under Internal Revenue Code (“I.R.C.”) Section 382, an ownership change occurs if there is a greater than fifty percent (50%) change in equity ownership of a company over a three-year period determined by reference to the ownership of persons holding five percent (5%) or more of that company’s equity securities. If a company undergoes an ownership change as defined by I.R.C. Section 382, the company’s ability to utilize its pre-change NOL carryforwards to offset post-change income may be limited.

The Company believes that the limitation imposed by I.R.C. Section 382 generally should not preclude use of its federal NOL carryforwards, assuming the Company has sufficient taxable income in future carryforward periods to utilize those NOL carryforwards. The Company’s federal NOL carryforwards do not begin expiring until 2028.

At December 31, 2012 and 2011, the Company had state NOLs of $663,429 and $739,804, respectively, a portion of which are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards will expire between 2013 and 2032.

At December 31, 2012 and 2011, the Company had Canadian NOL carryforwards of $5,703 and $6,198, respectively. The majority of these carryforwards are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The Canadian NOL carryforwards will expire between 2014 and 2031.

The Company had capital loss carryforwards for federal income tax purposes of $4,357 at December 31, 2012 and 2011, respectively. The Company has recognized a full valuation allowance for the capital loss carryforwards because the Company does not believe these losses are more likely than not to be recovered.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S income tax examinations by tax authorities for years before 2007.

The Company has state income tax examinations in progress and does not expect material adjustments to result.

The Patient Protection and Affordable Care Act (the “PPACA”) became law on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010 became law on March 30, 2010, which makes various amendments to certain aspects of the PPACA (together, the “Acts”). The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. The Acts effectively make the subsidy payments taxable in tax years beginning after December 31, 2012 and as a result, the Company followed its original accounting for the underfunded status of the other postretirement benefits for the Medicare Part D adjustment and recorded a reduction in deferred tax assets and an increase in its regulatory assets amounting to $6,432.

The following table summarizes the changes in the Company’s gross liability, excluding interest and penalties, for unrecognized tax benefits:

Balance at January 1, 2011	$118,314
Increases in current period tax positions	46,961
Decreases in prior period measurement of tax positions	(6,697)

Balance at December 31, 2011	158,578
Increases in current period tax positions	40,620
Decreases in prior period measurement of tax positions	(18,205)

Balance at December 31, 2012	$180,993

The liability balance includes amounts reflected as other long-term liabilities in the accompanying Consolidated Balance Sheets totaling $74,360 and $46,961 as of December 31, 2012 and 2011, respectively. The total balance in the table above does not include interest and penalties of $260 and $214 as of December 31, 2012 and 2011, respectively, which is recorded as a component of income tax expense. The majority of the increased tax position is attributable to temporary differences. The increase in 2012 current period tax positions related primarily to the Company’s change in tax accounting method filed in 2008 for repair and maintenance costs on its utility assets. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. If the Company sustains all of its positions at December 31, 2012 and 2011, an unrecognized tax benefit of $7,532 and $6,644, respectively, excluding interest and penalties, would impact the Company’s effective tax rate.

The following table summarizes the changes in the Company’s valuation allowance:

Balance at January 1, 2010	$25,621
Increases in current period tax positions	907
Decreases in current period tax positions	(2,740)

Balance at December 31, 2010	$23,788
Increases in current period tax positions	1,525
Decreases in current period tax positions	(3,734)

Balance at December 31, 2011	$21,579
Increases in current period tax positions	0
Decreases in current period tax positions	(2,059)

Balance at December 31, 2012	$19,520

Note 14: Employee Benefits

Pension and Other Postretirement Benefits

The Company maintains noncontributory defined benefit pension plans covering eligible employees of its regulated utility and shared services operations. Benefits under the plans are based on the employee’s years of service and compensation. The pension plans have been closed for most employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001 had their accrued benefit frozen and will be able to receive this benefit as a lump sum upon termination or retirement. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 are provided with a 5.25% of base pay defined contribution plan. The Company does not participate in a multiemployer plan.

The Company’s funding policy is to contribute at least the greater of the minimum amount required by the Employee Retirement Income Security Act of 1974 or the normal cost, and an additional contribution if needed to avoid “at risk” status and benefit restrictions under the Pension Protection Act of 2006. The Company may also increase its contributions, if appropriate, to its tax and cash position and the plan’s funded position. Pension plan assets are invested in a number of actively managed and indexed investments including equity and bond mutual funds, fixed income securities and guaranteed interest contracts with insurance companies.

Pension expense in excess of the amount contributed to the pension plans is deferred by certain regulated subsidiaries pending future recovery in rates charged for utility services as contributions are made to the plans. (See Note 6)

The Company also has several unfunded noncontributory supplemental non-qualified pension plans that provide additional retirement benefits to certain employees.

The Company maintains other postretirement benefit plans providing varying levels of medical and life insurance to eligible retirees. The retiree welfare plans are closed for union employees hired on or after January 1, 2006. The plans had previously closed for non-union employees hired on or after January 1, 2002.

The Company’s policy is to fund other postretirement benefit costs for rate-making purposes. Plan assets are invested in equity and bond mutual funds, fixed income securities, real estate investment trusts (“REITs”) and emerging market funds.

The obligations of the plans are dominated by obligations for active employees. Because the timing of expected benefit payments is so far in the future and the size of the plan assets are small relative to the Company’s assets, the investment strategy is to allocate a significant percentage of assets to equities, which the Company believes will provide the highest return over the long-term period. The fixed income assets are invested in long duration debt securities and may be invested in fixed income instruments, such as futures and options in order to better match the duration of the plan liability.

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

The Company uses fair value for all classes of assets in the calculation of market-related value of plan assets by applying the fair value of the asset classes at the balance sheet date times the projected returns for that asset class.

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted-average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB– or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The fair values and asset allocations of pension plan assets at December 31, 2012, by asset category, follow:

Asset Category	Target Allocation 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2012
Cash	—	$9,107	$9,107	$—	$—	—
Equity securities:
U.S. large cap	29%	411,805	411,805	—	—	36%
U.S. small cap value	8%	139,389	139,389	—	—	12%
International	20%	255,126	—	128,953	126,173	22%
Fixed income securities:	35%					30%
U.S. Treasury and government bonds	—	62,311	60,558	1,753	—	—
Corporate bonds	—	73,254	—	73,254	—	—
Mortgage-backed securities	—	144,100	—	144,100	—	—
Long duration bond fund	—	5,690	5,690	—	—	—
Guaranteed annuity contracts	—	56,915	—	9,463	47,452	—
REITs	8%	—	—	—	—	—

Total	100%	$1,157,697	$626,549	$357,523	$173,625	100%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Level 3
Balance, January 1, 2012	$148,574
Actual return on assets	28,420
Transfers in (out)	(3,369)

Balance, December 31, 2012	$173,625

The fair values and asset allocations of pension plan assets at December 31, 2011, by asset category, follow:

Asset Category	Target Allocation 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2011
Cash	—	$9,794	$9,794	$—	$—	—
Equity securities:
U.S. large cap	36%	364,025	364,025	—	—	37%
U.S. small cap value	12%	119,996	116,748	3,248	—	12%
International	22%	202,917	26	100,745	102,146	21%
Fixed income securities:	30%					30%
U.S. Treasury and government bonds	—	61,278	61,278	—	—	—
Corporate Bonds	—	48,564	2,487	46,077	—	—
Mortgage-backed securities	—	118,837	—	118,837	—	—
Guaranteed annuity contracts	—	55,657	—	9,229	46,428	—

Total	100%	$981,068	$554,358	$278,136	$148,574	100%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Level 3
Balance, January 1, 2011	$141,403
Actual return on assets	(3,425)
Transfers in (out)	10,596

Balance, December 31, 2011	$148,574

The Company’s other postretirement benefit plans are partially funded and the assets are held under various trusts. The investments and risk mitigation strategies for the plans are tailored specifically for each trust. In setting new strategic asset mixes, consideration is given to the likelihood that the selected mixes will effectively fund the projected plan liabilities, while aligning with the risk tolerance of the plans’ fiduciaries. The Company periodically updates the long-term, strategic asset allocations and uses various analytics to determine the optimal asset mix and considers plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns.

In June 2012, the Company implemented a de-risking strategy for one of the trusts within the plans to minimize volatility. As part of the de-risking strategy, the Company revised the asset allocations to increase the matching characteristics of assets relative to liabilities. The initial de-risking asset allocation for the plan was 60% return-generating assets and 40% liability-driven assets. The investment strategies and policies for the plan reflect a balance of liability driven and return-generating considerations. The objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset—liability matching, asset diversification and hedging. The fixed income target asset allocation matches the bond-like and long-dated nature of the postretirement liabilities. Assets are broadly diversified within asset classes to achieve risk-adjusted returns that in total lower asset volatility relative to the liabilities. The Company assesses the investment strategy regularly to ensure actual allocations are in line with target allocations as appropriate. Strategies to address the goal of ensuring sufficient assets to pay benefits include target allocations to a broad array of asset classes and, within asset classes, strategies are employed to provide adequate returns, diversification, and liquidity.

The assets of the Company’s other trusts within the other postretirement benefit plans have been primarily invested in U.S. equities.

The Company engages third party investment managers for all invested assets. Managers are not permitted to invest outside of the asset class (e.g., fixed income, equity, alternatives) or strategy for which they have been appointed. Investment management agreements and recurring performance and attribution analysis are used as tools to ensure investment managers invest solely within the investment strategy they have been provided. Futures and options may be used to adjust portfolio duration to align with a plan’s targeted investment policy.

In order to minimize asset volatility relative to the liabilities, a portion of plan assets is allocated to fixed income investments that are exposed to interest rate risk. Increases in interest rates generally will result in a decline in the value of fixed income assets while reducing the present value of the liabilities. Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities.

In order to ensure assets are sufficient to pay benefits, a portion of plan assets is allocated to growth assets (equity investments, high yield bonds and REITs) that are expected over time to earn higher returns with more volatility than fixed income investments that more closely match plan liabilities. Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process

Actual allocations to each asset class vary from target allocations due to periodic investment strategy updates, market value fluctuations, the length of time it takes to fully implement investment allocation, and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced on a quarterly basis, if necessary.

The fair values and asset allocations of postretirement benefit plan assets at December 31, 2012, by asset category, follow:

Asset Category	Target Allocation 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2012
Cash	—	$2,405	$2,405	$—	—	—
Equity securities:
U.S. large cap	29%	124,323	124,323	—	—	29%
U.S. small cap value	6%	26,965	26,965	—	—	6%
International	18%	77,837	38,647	39,190	—	18%
Emerging markets	6%	25,505	—	25,505	—	6%
Fixed income securities:	38%					38%
U.S. Treasury securities and government bonds	—	58,959	42,332	16,627	—	—
Corporate bonds	—	72,834	—	72,834	—	—
Long duration bond fund	—	1,273	1,273	—	—	—
US high yield bond fund	—	16,397	—	16,397	—	—
International bond fund	—	13,950	—	13,950	—	—
Future and option contracts (a)	—	1,410	1,410	—	—	—
REITs	3%	11,402	—	11,402	—	3%

Total	100%	$433,260	$237,355	$195,905	—	100%

(a)	Includes cash for margin requirements.

The fair values and asset allocations of postretirement benefit plan assets at December 31, 2011, by asset category, follow:

Asset Category	Target Allocation 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2011
Cash	—	$10,196	$10,196	$—	—	—
Equity securities:
U.S. large cap	36%	136,625	136,625	—	—	36%
U.S. small cap value	12%	52,092	50,720	1,372	—	14%
International	22%	78,294	45,537	32,757	—	20%
Fixed income securities:	30%					30%
U.S. Treasury securities	—	12,897	12,897	—	—	—
Corporate Bonds	—	46,953	—	46,953	—	—
Mortgage-backed securities	—	45,613	—	45,613	—	—

Total	100%	$382,670	$255,975	$126,695	—	100%

Valuation Techniques Used to Determine Fair Value

Cash—Cash and investments with maturities of three months or less when purchased, including certain short-term fixed-income securities, are considered cash and are included in the recurring fair value measurements hierarchy as Level 1.

Equity securities—With respect to equity securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, which the Company is able to independently corroborate. Equity securities are valued based on quoted prices in active markets and categorized as Level 1. Certain equities such as small cap and emerging market securities are invested in commingled funds. These funds are valued to reflect the plan fund’s interest in the fund based on the reported year-end net asset value. Since net asset value is not directly observable for the commingled funds, they are categorized as Level 2.

Fixed-income securities—The majority of U.S. Treasury securities and government bonds have been categorized in Level 1 because they trade in highly-liquid and transparent markets that the Company can corroborate. The fair values of corporate bonds, mortgage backed securities and certain government bonds and a guaranteed annuity contract are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities and have been categorized as Level 2 because the valuations are calculated using models which utilize actively traded market data that the Company can corroborate. Certain other guaranteed annuity contracts are invested in a commingled fund and categorized as Level 3 because the investments are not publicly quoted. The fund administrator values the fund using the net asset value per fund share, derived from the quoted prices in active markets of the underlying securities. Since these valuation inputs are not highly observable, the commingled funds have been categorized as Level 3. Exchange-traded future and option positions are reported in accordance with changes in daily variation margin that is settled daily. Exchange-traded options and futures, for which market quotations are readily available, are valued at the last reported sale price or official closing price on the primary market or exchange on which they are traded and are classified in Level 1.

REITs—REITs are invested in commingled funds. Commingled funds are valued to reflect the plan fund’s interest in the fund based on the reported year-end net asset value. Since the net asset value is not directly observable for the commingled funds, they are categorized as Level 2.

In 2011, after a review of the underlying pension investments, the Company began classifying certain international equity securities as Level 2 and Level 3.

The fair value of plan assets is calculated by multiplying the fair value of each asset class at the balance sheet date by the projected market returns for that asset class. The following table provides a rollforward of the changes in the benefit obligation and plan assets for the most recent two years for all plans combined:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at January 1	$1,401,954	$1,285,456	$620,366	$590,187
Service cost	34,209	33,641	14,207	13,938
Interest cost	70,866	69,047	31,570	31,219
Plan participants’ contributions	—	—	2,394	2,241
Amendments	0	0	(1,758)	0
Actuarial (gain) loss	178,267	55,743	43,321	4,826
Divestitures	(73)	0	(94)	0
Curtailments	(3,460)	0	0	0
Settlements	(14,701)	0	0	0
Gross benefits paid	(45,818)	(41,933)	(24,910)	(23,824)
Federal subsidy	—	—	1,986	1,779

Benefit obligation at December 31	$1,621,244	$1,401,954	$687,082	$620,366

Change in Plan Assets
Fair value of plan assets at January 1	$981,068	$860,973	$382,670	$374,403
Actual return on plan assets	138,560	2,529	42,981	2,619
Employer contributions	99,408	159,499	30,002	27,231
Plan participants’ contributions	—	—	2,394	2,241
Settlements	(10,799)	0	0	0
Divestitures	(4,722)	0	123	0
Benefits paid	(45,818)	(41,933)	(24,910)	(23,824)

Fair value of plan assets at December 31	$1,157,697	$981,068	$433,260	$382,670

Funded status at December 31	$(463,547)	$(420,886)	$(253,822)	$(237,696)
Amounts recognized in the balance sheet consist of:
Noncurrent asset	$0	$0	$377	$0
Current liability	(1,900)	(1,909)	(52)	(33)
Noncurrent liability	(461,647)	(418,977)	(254,147)	(237,663)

Net amount recognized	$(463,547)	$(420,886)	$(253,822)	$(237,696)

Asset (liability) of discontinued operations included in net amount recognized above	$0	$(6,979)	$0	$(577)

The following table provides the components of the Company’s accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Net actuarial loss	$483,626	$409,129	$183,087	$164,305
Prior service cost (credit)	5,142	5,858	(16,708)	(16,864)

Net amount recognized	$488,768	$414,987	$166,379	$147,441

Regulatory assets	$294,136	$248,663	$166,379	$147,441
Accumulated other comprehensive income	194,632	166,324	—	—

	$488,768	$414,987	$166,379	$147,441

At December 31, 2012 and 2011, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2012	2011
Projected benefit obligation	$1,621,000	$1,402,000
Fair value of plan assets	1,158,000	981,000

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2012	2011
Accumulated benefit obligation	$1,472,000	$1,257,000
Fair value of plan assets	1,158,000	981,000

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

Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to the greater of the minimum required contributions or the normal cost in 2013 to the qualified pension plans. The Company plans to contribute to its 2013 other postretirement benefit cost for rate-making purposes.

Information about the expected cash flows for the pension and postretirement benefit plans is as follows:

	Pension Benefits	Other Benefits
2013 expected employer contributions
To plan trusts	$67,075	$27,985
To plan participants	1,900	78

The Company made 2013 contributions to fund pension benefits and other benefits of $22,450 and $7,624, respectively, through February 2013.

The following table reflects the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2013	$58,530	$27,213	$2,009
2014	64,302	29,904	2,180
2015	69,787	32,631	2,349
2016	75,106	35,415	2,526
2017	80,279	38,204	2,728
2018—2022	468,791	227,251	16,813

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

The significant assumptions related to the Company’s pension and other postretirement benefit plans are as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine December 31 benefit obligations
Discount rate	4.17%	5.02%	5.32%	4.16%	5.05%	5.27%
Rate of compensation increase	3.19%	3.25%	3.50%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 7.25% in 2012 to 5% in 2019+	graded from 7.5% in 2012 to 5% in 2019+	graded from 8% in 2011 to 5% in 2017+
Weighted-average assumptions used to determine net periodic cost
Discount rate	5.02%	5.32%	5.93%	5.05%	5.27%	5.82%
Expected return on plan assets	7.75%	7.90%	7.90%	7.41%	7.60%	7.60%
Rate of compensation increase	3.25%	3.50%	4.00%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 7.50% in 2012 to 5% in 2019+	graded from 8% in 2011 to 5% in 2017+	graded from 8.5% in 2010 to 5% in 2017+

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

The expected long-term rate of return on plan assets is based on historical and projected rates of return, prior to administrative and investment management fees, for current and planned asset classes in the plans’ investment portfolios. Assumed projected rates of return for each of the plans’ projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns and for the effect of expenses paid from plan assets. The Company’s pension expense increases as the expected return on assets decreases.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$7,253	$5,928
Effect on other postretirement benefit obligation	$96,894	$79,971

The following table provides the components of net periodic benefit costs for the years ended December 31:

	2012	2011	2010
Components of net periodic pension benefit cost
Service cost	$34,209	$33,641	$30,675
Interest cost	70,866	69,047	67,602
Expected return on plan assets	(79,272)	(72,109)	(56,751)
Amortization of:
Prior service cost (credit)	723	722	322
Actuarial (gain) loss	29,636	18,551	17,902
Settlement loss	7,135	0	0

Net periodic pension benefit cost	$63,297	$49,852	$59,750

Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax
Amortization of prior service credit (cost)	$(176)	$(175)	$(79)
Current year actuarial (gain) loss	26,425	30,497	11,836
Amortization of actuarial gain (loss)	(7,301)	(4,504)	(4,368)

Total recognized in other comprehensive income	$18,948	$25,818	$7,389

Total recognized in net periodic benefit cost and comprehensive income	$82,245	$75,670	$67,139

Components of net periodic other postretirement benefit cost
Service cost	$14,207	$13,938	$14,663
Interest cost	31,570	31,219	32,149
Expected return on plan assets	(28,711)	(28,779)	(24,372)
Amortization of:
Transition obligation (asset)	0	0	173
Prior service cost (credit)	(1,915)	(1,924)	(1,180)
Actuarial (gain) loss	9,537	7,133	8,159
Other	(696)	0	0

Net periodic other postretirement benefit cost	$23,992	$21,587	$29,592

The Company’s policy is to recognize curtailments when the total expected future service of plan participants is reduced by greater than 10% due to an event that results in terminations and/or retirements.

The estimated amounts that will be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost in 2013 are as follows:

	Pension Benefits	Other Benefits
Actuarial (gain) loss	$37,171	$10,993
Prior service cost (credit)	724	(2,189)

Total	$37,895	$8,804

Savings Plans for Employees

The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006 the

Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. Plan expenses totaled $8,091 for 2012, $7,273 for 2011, and $6,998 for 2010, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employee.

Note 15: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At December 31, 2012, the Company has accrued approximately $2,200 as probable costs and it is reasonably possible that additional losses could range up to $27,300 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,934,035 at December 31, 2012. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2013 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,018,391 at December 31, 2012. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $116,023 at December 31, 2012.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. The Company’s subsidiaries purchased water expense under these types of agreements amounted to approximately $115,426, $104,384 and $103,898 during the years ended December 31, 2012, 2011 and 2010, respectively. The estimated annual commitment related to the minimum quantities of water purchased is expected to approximate $47,790 in 2013, $48,220 in 2014, $48,188 in 2015, $44,210 in 2016, $37,841 in 2017 and $410,112 thereafter.

Note 16: Earnings per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of the Company’s income from continuing operations, income (loss) from discontinued operations and net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Years Ended December 31,
	2012	2011	2010
Basic
Income from continuing operations	$374,250	$304,929	$255,072
Income (loss) from discontinued operations, net of tax	(16,180)	4,684	12,755
Net income	358,070	309,613	267,827
Less: Distributed earnings to common shareholders	214,541	158,708	150,724
Less: Distributed earnings to participating securities	86	68	51

Undistributed earnings	143,443	150,837	117,052
Undistributed earnings allocated to common shareholders	143,385	150,772	117,014
Undistributed earnings allocated to participating securities	58	65	38

Total income from continuing operations available to common shareholders, basic	$374,106	$304,796	$254,983
Total income available to common shareholders, basic	$357,926	$309,480	$267,738

Weighted-average common shares outstanding, basic	176,445	175,484	174,833

Basic earnings per share: (a)
Income from continuing operations	$2.12	$1.74	$1.46
Income (loss) from discontinued operations, net of tax	$(0.09)	$0.03	$0.07

Net income	$2.03	$1.76	$1.53

(a)	Amounts may not sum due to rounding.

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

	Years Ended December 31,
	2012	2011	2010
Diluted
Total income from continuing operations available to common shareholders, basic	$374,106	$304,796	$254,983
Income (loss) from discontinued operations, net of tax	(16,180)	4,684	12,755
Total income available to common shareholders, basic	357,926	309,480	267,738
Undistributed earnings allocated to participating securities	58	65	38

Total income from continuing operations available to common shareholders, diluted	$374,164	$304,861	$255,021
Total income available to common shareholders, diluted	$357,984	$309,545	$267,776

Weighted-average common shares outstanding, basic	176,445	175,484	174,833
Restricted stock units	618	556	264
Stock options	607	490	26
Employee stock purchase plan	1	1	1

Weighted-average common shares outstanding, diluted	177,671	176,531	175,124

Diluted earnings per share: (a)
Income from continuing operations	$2.11	$1.73	$1.46
Income (loss) from discontinued operations, net of tax	$(0.09)	$0.03	$0.07

Net income	$2.01	$1.75	$1.53

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations for the years ended December 31 because they were anti-dilutive:

	2012	2011	2010
Stock options	619	711	1,781
Restricted stock units where certain performance conditions were not met	19	22	69

Note 17: Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Current assets and current liabilities—The carrying amounts reported in the Consolidated Balance Sheets for current assets and current liabilities, including revolving credit debt, due to the short-term maturities and variable interest rates, approximate their fair values.

Preferred stock with mandatory redemption requirements and long-term debt—The fair values of preferred stock with mandatory redemption requirements and long-term debt are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility BBB+ debt securities. The Company used these yield curve assumptions to derive a base yield and then adjusted the base yield for specific features of the debt securities of call features, coupon tax treatment and collateral.

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

	Carrying Amount	At Fair Value as of December 31, 2012
Recurring Fair Value Measures		Level 1	Level 2	Level 3	Total
Preferred stocks with mandatory redemption requirements	$20,511	$0	$0	$27,263	$27,263
Long-term debt (excluding capital lease obligations)	5,303,729	2,400,847	1,677,776	2,252,272	6,330,895

As of December 31, 2011	Carrying Amount	Fair Value
Preferred stocks with mandatory redemption requirements	$22,036	$26,458
Long-term debt (excluding capital lease obligations)	5,366,642	6,230,547

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

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2012 and 2011, respectively:

	At Fair Value as of December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$40,547	$—	—	$40,547
Rabbi trust investments	—	481	—	481
Deposits	2,103	—	—	2,103
Mark-to-market derivative asset	—	7,909	—	7,909

Total assets	42,650	8,390	—	51,040

Liabilities:
Deferred compensation obligation	—	10,237	—	10,237

Total liabilities	—	10,237	—	10,237

Total net assets (liabilities)	$42,650	$(1,847)	—	$40,803

	At Fair Value as of December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$57,941	$—	—	$57,941
Rabbi trust investments	—	518	—	518
Deposits	2,287	—	—	2,287
Mark-to-market derivative asset	—	5,824	—	5,824

Total assets	60,228	6,342	—	66,570

Liabilities:
Deferred compensation obligation	—	9,036	—	9,036

Total liabilities	—	9,036	—	9,036

Total net assets (liabilities)	$60,228	$(2,694)	—	$57,534

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

Deposits—Deposits include escrow funds and certain other deposits held in trust. The Company includes cash deposits in other current assets.

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

Mark-to-market derivative asset and liability—The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.

See Note 14 for the Company’s fair value of qualified pension and postretirement welfare plans’ assets.

Non-recurring Fair Value Measurements

As discussed in Note 7, the Company recognized continuing operations goodwill impairment charges of $0 for each of the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within Level 3 of the fair value hierarchy.

Note 18: Operating Leases

The Company has entered into operating leases involving certain facilities and equipment. Rental expenses of continuing operations under operating leases were $28,149 for 2012, $32,752 for 2011 and $36,264 for 2010. The operating leases for facilities will expire over the next 20 years and the operating leases for equipment will expire over the next five years. Certain operating leases have renewal options ranging from one to five years.

At December 31, 2012, the minimum annual future rental commitment under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are $17,163 in 2013, $16,632 in 2014, $12,473 in 2015, $10,004 in 2016, $9,128 in 2017 and $96,735 thereafter.

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

The leases related to the portion of the facilities funded by the Company have required payments from the Company to the Partners that approximate the payments required by the terms of the IDBs from the Partners to the Company (as the holder of the IDBs). As the ownership of the portion of the facilities constructed by the Company will revert back to the Company at the end of the lease, the Company has recorded these as capital leases. The lease obligation and the receivable for the principal amount of the IDBs are presented by the Company on a net basis. The gross cost of the facilities funded by the Company recognized as a capital lease asset was $158,565 and $159,211 at December 31, 2012 and 2011, respectively, which is presented within utility plant. The future payments under the lease obligations are equal to and offset by the payments receivable under the IDBs.

At December 31, 2012, the minimum annual future rental commitment under the operating leases for the portion of the facilities funded by the Partners that have initial or remaining non-cancelable lease terms in excess of one year included in the preceding minimum annual rental commitments are $3,706 in 2013, $3,696 in 2014 through 2017, and $80,807 thereafter.

Note 19: Related Party Transactions

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

Note 20: Segment Information

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

The Market-Based Operations segment is comprised of market-based businesses that provide a broad range of market-based water and wastewater services and products including homeowner water and sewer line maintenance services, water and wastewater facility operations and maintenance services, granular carbon technologies and products for cleansing water and wastewater and wastewater residuals management services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note 2) The Regulated Businesses and Market-Based Operations segment information includes intercompany costs that are allocated by American Water Works Service Company, Inc. and intercompany interest that is charged by AWCC, which are eliminated to reconcile to the consolidated results of operations. Inter-segment revenues, which are primarily recorded at cost plus mark-up that approximates current market prices, include carbon regeneration services and leased office space, furniture and equipment provided by the Company’s market-based subsidiaries to its regulated subsidiaries. Other includes corporate costs that are not allocated to the Company’s subsidiaries, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to the Acquisitions that have not been allocated to the segments for evaluation of segment performance and allocation of resource purposes. The adjustments related to the Acquisitions are reported in Other, as they are excluded from segment performance measures evaluated by management. The following table includes the Company’s summarized segment information:

	As of or for the Year Ended December 31, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,564,434	$330,329	$(17,874)	$2,876,889
Depreciation and amortization	349,629	6,661	25,213	381,503
Total operating expenses, net	1,685,734	288,099	(21,917)	1,951,916
Income from continuing operations before income taxes	649,117	45,817	(63,676)	631,258
Total assets	12,680,856	260,255	1,777,865	14,718,976
Capital expenditures	921,500	7,074	0	928,574
Capital expenditures of discontinued operations (included in above)	2,884	0	0	2,884

	As of or for the Year Ended December 31, 2011
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,368,891	$327,815	$(30,470)	$2,666,236
Depreciation and amortization	321,540	6,822	23,459	351,821
Total operating expenses, net	1,609,276	290,768	(36,944)	1,863,100
Income from continuing operations before income taxes	535,445	39,324	(71,089)	503,680
Total assets	12,843,820	256,110	1,676,461	14,776,391
Assets of discontinued operations (included in total assets above)	904,391	0	25,467	929,858
Capital expenditures	920,210	4,648	0	924,858
Capital expenditures of discontinued operations (included in above)	21,052	86	0	21,138

	As of or for the Year Ended December 31, 2010
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,285,656	$294,723	$(25,344)	$2,555,035
Depreciation and amortization	301,087	7,014	22,163	330,264
Total operating expenses, net	1,587,963	269,059	(30,109)	1,826,913
Income from continuing operations before income taxes	478,629	30,416	(79,621)	429,424
Total assets	12,290,798	240,718	1,554,730	14,086,246
Assets of discontinued operations (included in total assets above)	911,905	6,590	19,210	937,705
Capital expenditures	758,150	7,486	0	765,636
Capital expenditures of discontinued operations (included in above)	26,725	143	0	26,868

Note 21: Unaudited Quarterly Data

The following table sets forth certain supplemental unaudited consolidated quarterly financial data for each of the four quarters in the years ended December 31, 2012 and 2011, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Operating revenues	$618,554	$745,607	$831,815	$680,913
Operating income	159,738	270,632	327,640	166,963
Income from continuing operations	49,252	116,663	154,111	54,224
Net income	41,754	107,026	153,812	55,478
Basic earnings per common share:
Income from continuing operations	$0.28	$0.66	$0.87	$0.31
Net income	$0.24	$0.61	$0.87	$0.31
Diluted earnings per common share:
Income from continuing operations	$0.28	$0.66	$0.87	$0.30
Net income	$0.24	$0.60	$0.86	$0.31

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Operating revenues	$596,715	$668,873	$760,869	$639,779
Operating income	143,250	201,395	281,408	177,083
Income from continuing operations	40,699	74,817	128,495	60,918
Net income	26,233	81,110	137,422	64,848
Basic earnings per common share:
Income from continuing operations	$0.23	$0.43	$0.73	$0.35
Net income	$0.15	$0.46	$0.78	$0.37
Diluted earnings per common share:
Income from continuing operations	$0.23	$0.42	$0.73	$0.34
Net income	$0.15	$0.46	$0.78	$0.37

Amounts may not sum due to rounding; per share amounts may not sum due to changes in shares outstanding during the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of December 31, 2012 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, including our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2012, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item and not given below, is incorporated by reference in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Nominees for Election as Directors,” “Information Relative to the Board of Directors and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Corporate Governance Guidelines.”

We have adopted a Code of Ethics, which applies to directors and employees. The full text of the Code of Ethics is publicly available on our website at http://www.amwater.com. We intend to post on our website any amendments to certain provisions of our Code of Ethics and any waivers of such provisions granted to principal officers.

Name	Age	Office and Employment During Last Ten Years
Jeffry Sterba	57

Mr. Sterba has been our President and Chief Executive Officer since August 2010. Prior to joining American Water, Mr. Sterba served as Chairman and CEO of PNM Resources, Inc., the parent company of Public Service Company of New Mexico (PNM), Texas-New Mexico Power Company (TNMP) and First Choice Power, from 2000 until March 2010. Mr. Sterba previously served as Non-Executive Chairman of PNM Resources until retiring from the PNM Resources board in December 2011. After joining PNM in 1977, he held a succession of positions including Executive Vice President and Chief Operating Officer, Senior Vice President Bulk Power Services, Senior Vice President Asset Restructuring, Senior Vice President Retail Electric & Water Services and Vice President Revenue Management. From 1998 to 2000, Mr. Sterba was Executive Vice President of United States Enrichment Corporation (USEC), a global energy company headquartered in Maryland.

He has served as the chair of Edison Electric Institute, the national association of shareholder owned utilities, and chair of the Electric Power Research Institute, a global non-profit center for energy and environment research. He serves on the board of directors of the Meridian Institute and previously served on the board of directors of the U.S. Chamber of Commerce.

Ellen C. Wolf	59	Ms. Wolf has been our Senior Vice President and Chief Financial Officer since March 2006 and served as a member of our board of directors from March 2006 until August 2007. Ms. Wolf’s career began in the accounting firm of Deloitte Haskins & Sells. From 1987 through 1999, Ms. Wolf held various positions in corporate accounting, finance and business development for Bell Atlantic and several of its subsidiaries, including Bell Atlantic Enterprises International, Bell Atlantic Mobile, and Bell Atlantic Corporation. From 1999 through 2003, Ms. Wolf was employed by us as Vice President and Chief Financial Officer. Prior to re-joining us, Ms. Wolf served as Senior Vice President and Chief Financial Officer of USEC Inc., a global energy company, a position she held beginning in December 2003. Ms. Wolf also serves on the board of directors of Airgas, Inc., where she serves on the audit committee. In addition, Ms. Wolf is on the board of directors of the Philadelphia Zoo.

Name	Age	Office and Employment During Last Ten Years
Walter J. Lynch	50	Mr. Lynch has served as our President and Chief Operating Officer of Regulated Operations since March 2010, and President of Regulated Operations since July 2008. Prior to that date, he served as Executive Vice President, Eastern Division. He also served as president of New Jersey American Water, Long Island American Water and our Northeast Region. Mr. Lynch joined us in 2001 and served as President of our Products and Services Group, where he was responsible for overseeing our Market-Based Operations. Prior to this, he was President of the Southwest Region of American Water Services. Mr. Lynch has more than 20 years of experience in engineering, sales and marketing, operations and business development. Before joining us, he was involved with various start-up and growth organizations in the environmental industry. Mr. Lynch worked for Mobil Oil Corporation following his departure from the United States Army where he attained the rank of Captain. In addition, Mr. Lynch is on the board of directors of the National Association of Water Companies and serves on its Executive Committee.

Kellye L. Walker	46	Ms. Walker has been our Chief Administrative Officer since September 2010, and Senior Vice President, General Counsel and Secretary since January 2010. From February 2007 to June 2009, Ms. Walker served as Senior Vice President and General Counsel of Diageo North America, Inc., the largest operating company of Diageo plc. From February 2003 to December 2006, Ms. Walker served as Senior Vice President, General Counsel and Secretary of BJ’s Wholesale Club, Inc., a leading warehouse club operator. Ms. Walker also served as a partner with the law firm of Hill & Barlow in Boston, Massachusetts, and as a partner and/or associate with the law firms of Chaffe, McCall, Phillips, Toler & Sarpy in New Orleans, Louisiana, and Boult, Cummings, Connors & Berry in Nashville, Tennessee.

Mark Chesla	53	Mr. Chesla has been our Vice President and Controller since November 2007. From 2001 to November 2007, Mr. Chesla was Vice President and Controller of Oglethorpe Power Corporation, in Atlanta, Georgia, where he served as that company’s chief accounting officer. In this capacity he was responsible for all aspects of the accounting, internal financial management, regulatory and SEC reporting functions. Mr. Chesla was Vice President, Administration/Controller of SouthStar Energy Services LLC, in Atlanta, Georgia, from 1998 to 2001. Earlier, he held management positions with several other companies, including Piedmont Natural Gas Co., Inc., Aegis Technologies, Inc., Deloitte & Touche LLP and Carolina Power & Light Company.

Mark F. Strauss	61	Mr. Strauss has been our Senior Vice President of Corporate Strategy and Business Development since September 2010. From December 2006, until his new appointment in September 2010, Mr. Strauss was President of American Water Enterprises, managing our Market-Based Operations. Previously, Mr. Strauss was President and Chief Executive Officer of our Applied Water Management Group, which provides customized water and wastewater management solutions to real estate developers, industrial clients and small to midsized communities nationwide. Mr. Strauss joined Applied Water Management Group in 1997 as Corporate Counsel and Secretary. He was promoted to Chief Operating Officer in 2002, a position he held until his appointment as Division President and Chief Executive Officer in 2003. Earlier, he served as Vice President and General Counsel of Vizzoni Brothers Construction, Inc. Mr. Strauss serves as a director of Skylands Community Bank. Mr. Strauss was also an associate at the law firms of Ozzard, Rizzolo, Klein, Mauro & Savo and Toolan, Romond, Abbot and Domenichetti.

Name	Age	Office and Employment During Last Ten Years
Nick O. Rowe	55	Mr. Rowe has been the Senior Vice President of our Central Division since November 2011. From January 2009 until his new appointment in November 2011, Mr. Rowe was Senior Vice President of our Eastern Division, and from 2006 to January 2011, he was President of Kentucky American Water. From 2005 to 2006, he served as Vice President of Service Delivery Operations for the Southeast Region of American Water. From 2003 to 2005, he served as Vice President, Business Change for American Water in New Jersey, and from 1998 to 2003, Mr. Rowe was Vice President of Operations for Kentucky American Water. From 1987 to 1998, he served in various management positions with responsibility for the day-to-day operations of American Water facilities in several states including Virginia, West Virginia, and Pennsylvania. Mr. Rowe is involved with various regulatory agencies and civic and professional organizations. He is also a member of the American Water Works Association and the National Association of Water Companies.

Kathy L. Pape	60	Ms. Pape has been our Senior Vice President, Mid-Atlantic Division since November 2011, and President of Pennsylvania American Water since July 2007. From 1999 to 2007, Ms. Pape served as Senior Vice President, Treasurer and Rate Counsel for Aqua America, Inc. with responsibility for all financing activities, billing, rates and regulatory filings, budgeting and long-range planning. From 1994 to 1999, Ms. Pape was employed by us as Regional Counsel and Finance Manager, where her responsibilities included rates and regulatory affairs, finance, budgeting and customer service for 10 states. Prior to 1994, Ms. Pape was Vice President and Corporate Counsel for General Waterworks Management and Service Co., Assistant Counsel to the Pennsylvania Public Utility Commission and Assistant Consumer Advocate for the Pennsylvania Office of Consumer Advocate.

William D. Rogers	52	Mr. Rogers has been our Vice President and Treasurer since October 2010. From 2005 to 2010, he was Chief Financial Officer for NV Energy, an investor-owned utility in Las Vegas, Nevada. From 2005 to 2007, he also served as NV Energy’s Vice President of Finance, Risk and Tax and as Corporate Treasurer. Before joining NV Energy, Mr. Rogers was a managing director of capital markets for both Merrill Lynch and JPMorgan Chase in New York.

John R. Bigelow	58	Mr. Bigelow has been our Senior Vice President of Business Services since November 2011. From 2007 until his new appointment in November 2011,
		Mr. Bigelow was President of New Jersey American Water (NJAWC). Mr. Bigelow joined American Water in 1994 and held a number of senior management positions during his tenure, including American Water’s Senior Vice President of Regulatory Programs and Enterprise Risk Management. From December 2003 to February 2006, Mr. Bigelow served as American Water’s Chief Financial Officer, Vice President and Treasurer of New Jersey American Water, and Director, Vice President and Treasurer of New Jersey American Resources Co. Mr. Bigelow began his career with GPU System Companies, where he spent 18 years in various leadership roles in the finance area. Mr. Bigelow is also a board and/or committee member of Drexel MBA Career Services Advisory Board, NJAWC, William J. Hughes Center for Public Policy, and NJUA (New Jersey Utilities Association).

Name	Age	Office and Employment During Last Ten Years
Sharon Cameron	56	Ms. Cameron has been president of American Water Enterprises, our Market-Based Operations, since September 2010. She also serves as President of American Water Resources, Inc., a business she has been leading since 2002. Prior to joining American Water, Ms. Cameron was principal of Marketing Solutions, a marketing consulting firm she launched in 1998, and was a consultant to American Water on the Homeowner Services business. Previously, Ms. Cameron served as vice president of Marketing and Sales at Comcast Corporation (New Jersey), senior marketing manager at Menley & James Laboratories, and marketing manager at Campbell Soup Company.

David K. Baker	56	Mr. Baker has been President of New Jersey American Water and Senior Vice President of the Northeast Division since November 2011. From March 2010 until his new appointment in November 2011, Mr. Baker was Senior Vice President of our Western Division. Mr. Baker joined American Water in 1995, and served as President of both Indiana American Water and Michigan American Water from January 2007 until March 2010. His previous leadership roles included serving as Vice President of Business Development for the Central Region and Eastern Division Manager for Illinois-American Water. Prior to joining American Water, Mr. Baker served as Division President/General Manager of Waste Management of Kentucky for ten years.

Mark S. Smith	53	Mr. Smith has been our Vice President and Chief Information Officer since September 2012. From 2008 to 2012, Mr. Smith served as our ITS Senior Director, Business Application Development & Project Management Office. Prior to joining American Water, Mr. Smith, held several roles with Siemens and Shared Medical Systems (pre-acquisition) over a course of 23 years, including Group Manager of Management Information Systems and Director of the Shared Services Office where he was responsible for enterprise and system level architecture definition, administration and implementation for internal development as well as custom commercial applications.

Suzann Boylan	51	Ms. Boylan has been our Vice President of Human Resources since April 2012. From November 2008 to April 2012, she was Chief Human Resources Officer for Radian Group, Inc. From September 1998 to April 2008, she was employed by State Street Corporation, where she provided strategic leadership as Senior Vice President and Chief Administrative Officer of Human Resources. She also held a number of roles within Human Resources at biopharmaceutical firm Covance, ADP and Citicorp.

Maureen Duffy	43	Ms. Duffy has been our Vice President of Corporate Communications and External Affairs since September 2011. From June 2011 to September 2011, Ms. Duffy served as the Executive Director of Corporate Communications and External Affairs. From September 2008 to June 2011, Ms. Duffy served as Director of External Communications, and from July 2006 until September 2008, she served as Director of Internal Communications. From November 1999 to July 2006, she held various positions with New Jersey American Water, which included Government Affairs/Media Specialist, Communications Manager and Director of Corporate Communications. Prior to joining American Water, Ms. Duffy reported and produced news for WNJN/WNET-TV.

Effective April 1, 2013, Susan N. Story will become our Senior Vice President and Chief Financial Officer.

Ms. Story has been employed for over 30 years by Southern Company, which owns and operates electric utilities in four states, and also is engaged in electric wholesale generation and telecommunications, including both wireless and wireline, fiber optic communications. Since January 2011, she has served as the President and Chief Executive Officer of Southern Company Services, which provides shared services for all of Southern Company’s subsidiaries, including information technology and cyber security efforts, human resources, procurement and supply chain management, marketing services, customer research and system transportation functions. From 2003 to December 2010, she was the President and Chief Executive Officer of Gulf Power Company, an electric utility serving the northwestern portion of Florida.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, under the caption entitled “Security Ownership of Principal Stockholders and Management” and the “Equity Compensation Plan” table appearing under the caption “Long-Term Equity Incentive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, under the captions entitled “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, under the caption entitled “Independent Registered Public Accounting Fees and Services.”

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted since they are either not required or are not applicable as the information is otherwise included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2013.

AMERICAN WATER WORKS COMPANY, INC.

BY:	/s/ JEFFRY STERBA
Jeffry Sterba
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 1st day of March, 2013 by the following persons in the capacities indicated.

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

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed January 5, 2010).

4.1	Indenture, dated as of October 22, 2007 between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

10.1	Credit Agreement, dated October 29, 2012, between American Water Capital Corp., each of the initial lenders named therein as Lenders, Wells Fargo Bank, N.A. as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent and PNC Bank, N.A. and The Royal Bank of Scotland plc, as co-documentation agents. (incorporated by reference to Exhibit 99.1 to American Water Works Company, Inc.’s Form 8-K File No. 001-34028, filed on October 31, 2012).

10.2	Support Agreement, dated June 22, 2000, together with First Amendment to Support Agreement, dated June 22, 2009, by and between American Water Works Company, Inc. and American Water Capital Corp. (incorporated by reference to Exhibit 10.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.3	Employment Agreement between Ellen C. Wolf and American Water Works Company, Inc., dated February 15, 2008 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 6, 2008).

10.4	Employment Agreement between Jeffry E. Sterba and American Water Works Company, Inc., dated March 26, 2012 (incorporated by reference to Exhibit 99.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed March 30, 2012).

10.5	Employment Agreement between Kellye L. Walker and American Water Works Company, Inc., dated December 21, 2009 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.6	Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

Exhibit Number	Exhibit Description

10.7	Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.8	Amended and Restated American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan, dated as of December 10, 2010 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Form 10-K, File No. 001-34028, filed February 25, 2011).

10.9	American Water Works Company, Inc. Executive Severance Policy, dated as of December 16, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed November 3, 2010).

10.10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan First Restricted Stock Unit Grant Form for ML1-ML3 Employees (incorporated by reference to Exhibit 10.26 to American Water Works Company, Inc.’s Registration Statement on S-4/A, filed on May 6, 2008).

10.10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Performance Stock Unit Grant Form A for ML1-ML5 Employees (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Performance Stock Unit Grant Form B for ML1-ML5 Employees (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.10.5	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Performance Stock Unit Grant Form C for ML1-ML5 Employees (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010).

10.10.6	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Nonqualified Stock Option Grant for ML1-ML5 Employees (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2010). Add nature of performance grant.

10.10.7	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 4, 2010).

10.10.8	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan September 2010 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed November 3, 2010).

Exhibit Number	Exhibit Description

10.10.9	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Nonqualified Stock Option Grant for ML1 – L5 Employees (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.10.10	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form A for ML1 – L5 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.10.11	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form B for ML1 – L5 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.10.12	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 3, 2011).

10.10.13	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2009).

10.11	2010 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 4, 2010).

10.12	2011 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.13	2012 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed May 2, 2012).

10.14	Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.15	Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

*21.1	Subsidiaries of American Water Works Company, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification of Jeffry E. Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit Number	Exhibit Description

*32.2	Certification of Ellen C. Wolf, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*101	The following financial statements from American Water Works Company, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith

Instruments defining the rights of holders of certain issues of long-term debt of the Company and certain of its consolidated subsidiaries have not been filed as exhibits to this report because the authorized principal amount of any one of such issues does not exceed 10% of the consolidated total assets of the Company’s consolidated total assets. The Company agrees to furnish a copy of each of such instrument to the Securities and Exchange Commission upon request.