Form 10-Q
period 2013-03-31
American Water Works Company, Inc.
filed 2013-05-07
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2013
Common Stock, $0.01 par value per share	177,700,586 shares

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

INDEX

PART I. FINANCIAL INFORMATION	2

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS	2-20
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21-32
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 4. CONTROLS AND PROCEDURES	33

PART II. OTHER INFORMATION	34

ITEM 1. LEGAL PROCEEDINGS	34
ITEM 1A. RISK FACTORS	34
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	34
ITEM 4. MINE SAFETY DISCLOSURES	34
ITEM 5. OTHER INFORMATION	34
ITEM 6. EXHIBITS	34

SIGNATURES	35
EXHIBITS INDEX

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.2A
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,717,562 at March 31 and $3,657,221 at December 31	$11,641,442	$11,584,944
Nonutility property, net of accumulated depreciation of $207,858 at March 31 and $199,467 at December 31	151,493	154,420

Total property, plant and equipment	11,792,935	11,739,364

Current assets
Cash and cash equivalents	21,181	24,433
Restricted funds	31,623	29,756
Accounts receivable	208,276	221,655
Allowance for uncollectible accounts	(25,425)	(26,874)
Unbilled revenues	170,742	180,628
Income taxes receivable	13,137	9,594
Materials and supplies	31,150	29,772
Other	41,166	30,483

Total current assets	491,850	499,447

Regulatory and other long-term assets
Regulatory assets	1,207,967	1,199,114
Restricted funds	7,246	10,791
Goodwill	1,207,161	1,207,250
Other	62,057	63,010

Total regulatory and other long-term assets	2,484,431	2,480,165

TOTAL ASSETS	$14,769,216	$14,718,976

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 177,674 and 176,988 shares outstanding at March 31 and December 31, respectively)	$1,777	$1,770
Paid-in-capital	6,232,815	6,222,644
Accumulated deficit	(1,607,321)	(1,664,955)
Accumulated other comprehensive loss	(114,286)	(116,191)
Treasury stock	(5,043)	0

Common stockholders’ equity	4,507,942	4,443,268
Preferred stock without mandatory redemption requirements	1,720	1,720

Total stockholders’ equity	4,509,662	4,444,988

Long-term debt
Long-term debt	5,184,943	5,190,509
Redeemable preferred stock at redemption value	17,652	18,861

Total capitalization	9,712,257	9,654,358

Current liabilities
Short-term debt	333,786	269,985
Current portion of long-term debt	115,924	115,919
Accounts payable	166,723	279,613
Taxes accrued	51,152	35,555
Interest accrued	101,101	53,810
Other	189,646	239,950

Total current liabilities	958,332	994,832

Regulatory and other long-term liabilities
Advances for construction	379,280	379,737
Deferred income taxes	1,518,408	1,471,153
Deferred investment tax credits	27,533	27,909
Regulatory liabilities	370,340	364,181
Accrued pension expense	448,563	461,647
Accrued postretirement benefit expense	253,318	254,147
Other	98,777	114,876

Total regulatory and other long-term liabilities	3,096,219	3,073,650

Contributions in aid of construction	1,002,408	996,136
Commitments and contingencies (See Note 10)	—	—

TOTAL CAPITALIZATION AND LIABILITIES	$14,769,216	$14,718,976

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Operating revenues	$636,137	$618,554

Operating expenses
Operation and maintenance	312,203	310,004
Depreciation and amortization	99,649	92,104
General taxes	60,146	57,121
(Gain) loss on asset dispositions and purchases	(94)	(413)

Total operating expenses, net	471,904	458,816

Operating income	164,233	159,738

Other income (expenses)
Interest, net	(78,114)	(79,654)
Allowance for other funds used during construction	3,396	4,362
Allowance for borrowed funds used during construction	1,653	2,081
Amortization of debt expense	(1,581)	(1,266)
Other, net	(776)	(616)

Total other income (expenses)	(75,422)	(75,093)

Income from continuing operations before income taxes	88,811	84,645
Provision for income taxes	31,168	35,393

Income from continuing operations	57,643	49,252
Loss from discontinued operations, net of tax	0	(7,498)

Net income	$57,643	$41,754

Other comprehensive income, net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $28 and $28, respectively	43	44
Actuarial loss, net of tax of $1,424 and $1,167, respectively	2,228	1,825
Foreign currency translation adjustment	(366)	259

Other comprehensive income	1,905	2,128

Comprehensive income	$59,548	$43,882

Basic earnings per common share:(a)
Income from continuing operations	$0.32	$0.28

Loss from discontinued operations, net of tax	$0.00	$(0.04)

Net income	$0.32	$0.24

Diluted earnings per common share:(a)
Income from continuing operations	$0.32	$0.28

Loss from discontinued operations, net of tax	$0.00	$(0.04)

Net income	$0.32	$0.24

Average common shares outstanding during the period:
Basic	177,327	175,914

Diluted	178,465	177,028

Dividends per common share	$0.00	$0.23

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,643	$41,754
Adjustments
Depreciation and amortization	99,649	92,104
Provision for deferred income taxes	29,446	39,669
Amortization of deferred investment tax credits	(376)	(380)
Provision for losses on accounts receivable	3,041	2,357
Allowance for other funds used during construction	(3,396)	(4,362)
(Gain) loss on asset dispositions and purchases	(94)	(413)
Pension and non-pension postretirement benefits	19,518	20,141
Stock-based compensation expense	2,042	2,268
Other, net	(8,160)	(5,649)
Changes in assets and liabilities
Receivables and unbilled utility revenues	18,775	12,650
Taxes receivable, including income taxes	(3,543)	4,370
Other current assets	(12,060)	(12,038)
Pension and non-pension post retirement benefit contributions	(29,766)	(40,427)
Accounts payable	(37,278)	(45,684)
Taxes accrued, including income taxes	14,854	20,055
Interest accrued	47,291	43,818
Change in book overdraft	(21,960)	0
Other current liabilities	(26,001)	(22,134)

Net cash provided by operating activities	149,625	148,099

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(213,086)	(233,366)
Acquisitions	(2,836)	(104)
Proceeds from sale of assets and securities	280	461,375
Removal costs from property, plant and equipment retirements, net	(10,721)	(10,927)
Net funds (restricted) released	(1,347)	12,627

Net cash provided by (used in) investing activities	(227,710)	229,605

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,378	14,372
Repayment of long-term debt	(2,392)	(6,229)
Net borrowings (repayments) under short-term debt agreements	63,801	(347,951)
Proceeds from issuances of employee stock plans and DRIP	8,141	9,634
Advances and contributions for construction, net of refunds of $4,477 and $3,607 at March 31, 2013 and 2012, respectively	5,105	7,820
Change in bank overdraft position	0	(20,570)
Redemption of preferred stocks	(1,200)	(1,100)
Dividends paid	0	(40,414)
Other	0	2,029

Net cash provided by (used in) financing activities	74,833	(382,409)

Net increase (decrease) in cash and cash equivalents	(3,252)	(4,705)
Cash and cash equivalents at beginning of period	24,433	14,207

Cash and cash equivalents at end of period	$21,181	$9,502

Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$81,455	$75,755
Non-cash financing activity:
Advances and contributions	$2,756	$1,182
Dividends accrued	$0	$40,526

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders’ Equity
Balance at December 31, 2012	176,988	$1,770	$6,222,644	$(1,664,955)	$(116,191)	0	$0	$1,720	$4,444,988
Net income	—	—	—	57,643	—	—	—	—	57,643
Direct stock reinvestment and purchase plan, net of expense of $5	10	0	387	—	—	—	—	—	387
Employee stock purchase plan	25	0	989	—	—	0	0	—	989
Stock-based compensation activity	651	7	8,795	(9)	—	(132)	(5,043)	—	3,750
Other comprehensive income, net of tax of $1,452	—	—	—	—	1,905	—	—	—	1,905

Balance at March 31, 2013	177,674	$1,777	$6,232,815	$(1,607,321)	$(114,286)	(132)	$(5,043)	$1,720	$4,509,662

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders’ Equity
Balance at December 31, 2011	175,664	$1,757	$6,180,558	$(1,848,801)	$(97,677)	0	$0	$4,547	$4,240,384
Net income	—	—	—	41,754	—	—	—	—	41,754
Direct stock reinvestment and purchase plan, net of expense of $1	17	0	570	—	—	—	—	—	570
Employee stock purchase plan	0	0	132	—	—	31	1,046	—	1,178
Stock-based compensation activity	519	5	11,166	(165)	—	(31)	(1,046)	—	9,960
Other comprehensive income, net of tax of $1,195	—	—	—	—	2,128	—	—	—	2,128
Dividends	—	—	—	(40,538)	—	—	—	—	(40,538)

Balance at March 31, 2012	176,200	$1,762	$6,192,426	$(1,847,750)	$(95,549)	0	$0	$4,547	$4,255,436

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at March 31, 2013, the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012, the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Certain reclassifications have been made to previously reported data to conform to the current presentation.

Note 2: New Accounting Pronouncements

The following recently issued accounting standards have been adopted by the Company and have been included in the consolidated results of operations, financial position or footnotes of the accompanying Consolidated Financial Statements:

Balance Sheet Offsetting

In December 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). In January 2013, the FASB issued additional guidance on the scope of these disclosures. The revised disclosure guidance applies to derivative instruments and securities borrowing and lending transactions that are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The revised disclosure guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2013. As this guidance provides for additional disclosure requirements only, the adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB updated the accounting guidance related to testing indefinite-lived intangible assets for impairment. This update permits an entity to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test under current guidance. This update is effective for annual and interim impairment tests performed by the Company beginning on January 1, 2013. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

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

The following recently announced accounting standards are not yet required to be adopted by the Company or included in the consolidated results of operations, financial position or footnotes of the Company:

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of the updated guidance include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also includes additional disclosures regarding the nature and amount of the obligation as well as other information about those obligations. The update is effective on a retrospective basis for interim and annual periods beginning January 1, 2014. Early adoption is permitted. The Company is evaluating the specific provisions of the updated guidance, but does not expect the adoption of this guidance to have a significant impact on the Company’s results of operations, financial position or cash flows.

Foreign Currency Matters

In March 2013, the FASB issued guidance for a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendments resolve differing views in practice and apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The update is effective prospectively for interim and annual periods beginning January 1, 2014. Early adoption is permitted. The Company does not expect the adoption of the updated guidance to have a significant impact on its results of operations, financial position or cash flows.

Note 3: Acquisitions and Divestitures

Acquisitions

As of March 31, 2013, the Company closed on five acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $2,836. Assets acquired, principally plant, totaled $3,535. Liabilities assumed, primarily contributions in aid of construction, totaled $699.

Divestitures

As part of the Company’s strategic review of its business investments, prior to 2012 it had entered into agreements to sell its Arizona, New Mexico and Ohio subsidiaries.

In January 2012, the Company completed the close of the sale of its Arizona and New Mexico subsidiaries. Initial sales proceeds were $461,057, and the Company recorded no gain or loss at the time of the sale closing.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

March 31, 2012
Operating revenues	$16,217
Total operating expenses, net	12,453

Operating income	3,764
Other income (expenses), net	(120)

Income from discontinued operations before income taxes	3,644
Provision for income taxes	11,142

Loss from discontinued operations	$(7,498)

Provision for income taxes includes the recognition of $9,705 of tax expense related to the inside basis differences of Arizona and New Mexico that resulted in a taxable gain, since an IRS 338 (h)(10) election was made to treat the sale as an asset sale.

Note 4: Goodwill

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year. Interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The following table summarizes the three-month changes in goodwill of the Company’s continuing operations by reporting unit:

	Regulated Unit		Market-Based Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2013	$3,411,549	$(2,332,670)	$235,990	$(107,619)	$3,647,539	$(2,440,289)	$1,207,250
Reclassifications and other activity	(89)	0	0	0	(89)	0	(89)

Balance at March 31, 2013	$3,411,460	$(2,332,670)	$235,990	$(107,619)	$3,647,450	$(2,440,289)	$1,207,161

Balance at January 1, 2012	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069
Reclassifications and other activity	0	0	0	0	0	0	0

Balance at March 31, 2012	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069

Note 5: Stockholders’ Equity

Common Stock

In March 2010, the Company established American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of March 31, 2013, there were 4,803 shares available for future issuance under the DRIP.

The following table summarizes information regarding issuances under the DRIP for the three months ended March 31, 2013 and 2012:

	2013	2012
Shares of common stock issued	10	17
Cash proceeds received	$392	$571

Cash dividend payments made during the three–month periods ended March 31 were as follows:

	2013	2012
Dividends per share, three months ended: March 31	$0	$0.23

Total dividends paid, three months ended: March 31	$0	$40,414

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2013:

	Defined Benefit Plans				Total
	Employee Benefit Plan Funded Status	Prior Service Cost	Actuarial Loss	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2013	$(143,183)	$539	$22,239	$4,214	$(116,191)
Other comprehensive income (loss) before reclassifications	0	0	0	(366)	(366)
Amounts reclassified from accumulated other comprehensive income	0	43	2,228	0	2,271

Other comprehensive income (loss) for the period	0	43	2,228	(366)	1,905

Ending balance at March 31, 2013	$(143,183)	$582	$24,467	$3,848	$(114,286)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive income (loss) directly to net income in its entirety. These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 9)

Stock-Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of March 31, 2013, a total of 9,631 shares were available for grant under the Plan. Shares issued under the Plan may be authorized but unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012:

	2013	2012
Stock options	$752	$846
Restricted stock units	1,157	1,290
Employee stock purchase plan	133	132

Stock-based compensation in operation and maintenance expense	2,042	2,268
Income tax benefit	(796)	(884)

After-tax stock-based compensation expense	$1,246	$1,384

There were no significant stock-based compensation costs capitalized during the three months ended March 31, 2013 and 2012, respectively.

Stock Options

In the first three months of 2013, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2013. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

On April 1, 2013, the Company granted 28 non-qualified options, with a grant date fair value of $5.64 per share, to its new Chief Financial Officer. Stock-based compensation expense at March 31, 2013 does not include the value of these options.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted through March 31, 2013:

Dividend yield	2.53%
Expected volatility	23.61%
Risk-free interest rate	0.71%
Expected life (years)	4.3
Exercise price	$39.45
Grant date fair value per share	$5.79

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2013, $4,486 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.8 years.

The table below summarizes stock option activity for the three months ended March 31, 2013:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	2,635	$25.77
Granted	320	39.45
Forfeited or expired	(8)	34.15
Exercised	(297)	23.23

Options outstanding at March 31, 2013	2,650	$27.68	4.4	$36,477

Exercisable at March 31, 2013	1,711	$24.02	3.6	$29,796

The following table summarizes additional information regarding stock options exercised during the three months ended March 31, 2013 and 2012:

	2013	2012
Intrinsic value	$4,995	$4,662
Exercise proceeds	6,893	8,197
Income tax benefit	1,418	1,214

Restricted Stock Units

During 2010, the Company granted selected employees 255 restricted stock units with internal performance measures and, separately, certain market thresholds. These awards vested in January 2013. The terms of the grants specified that if certain performance on internal measures and market thresholds was achieved, the restricted stock units would vest; if performance was surpassed, up to 175% of the target awards would be distributed; and if thresholds were not met, awards would be cancelled. In January 2013, an additional 148 restricted stock units were granted and distributed because performance was exceeded and 19 restricted stock units were cancelled because thresholds were not met.

In the first three months of 2013, the Company granted restricted stock units, both with and without performance conditions, to certain employees under the Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1, 2013 and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1, 2013 (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market conditions are valued using a Monte Carlo model.

On April 1, 2013, the Company granted 47 restricted stock units, with a grant date fair value of $41.27 per share, and 6 restricted stock units, with a per-share grant date fair value of $39.90, to its new Chief Financial Officer. The value of these restricted stock units is not included in stock-based compensation expense at March 31, 2013.

Weighted-average assumptions used in the Monte Carlo simulation are as follows for restricted stock units with market conditions granted through March 31, 2013:

Expected volatility	19.40%
Risk-free interest rate	0.40%
Expected life (years)	3

The grant date fair value of the restricted stock unit awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of March 31, 2013, $8,686 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.6 years.

The table below summarizes restricted stock unit activity for the three months ended March 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2013	540	$29.48
Granted	335	32.52
Vested	(347)	23.52
Forfeited	(3)	37.40
Cancelled	(19)	21.98

Non-vested total at March 31, 2013	506	$35.81

The following table summarizes additional information regarding restricted stock units distributed during the three months ended March 31, 2013 and 2012:

	2013	2012
Intrinsic value	$13,559	$5,804
Income tax benefit	2,049	798

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $9 and $165 to retained earnings during the three months ended March 31, 2013 and 2012, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of March 31, 2013 there were 1,449 shares of common stock reserved for issuance under the ESPP. During the three months ended March 31, 2013, the Company issued 25 shares under the ESPP.

Note 6: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity Date	March 31, 2013	December 31, 2012
Long-term debt of American Water Capital Corp. (“AWCC”)(a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	4.30%-10.00%	6.08%	2013-2042	3,389,399	3,389,399
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.71%	2013-2041	862,012	865,969
Mortgage bonds
Fixed rate	4.29%-9.71%	7.41%	2013-2039	678,500	678,500
Mandatory redeemable preferred stock	8.47%-9.75%	8.61%	2019-2036	19,352	20,552
Notes payable and other(b)	9.49%-12.17%	11.65%	2013-2026	1,190	1,272

Long-term debt				5,273,063	5,278,302
Unamortized debt discount, net(c)				38,289	39,272
Fair value adjustment to interest rate hedge				7,167	7,715

Total long-term debt				$5,318,519	$5,325,289

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)	Includes capital lease obligations of $967 and $1,049 at March 31, 2013 and December 31, 2012, respectively.
(c)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2013:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	1.59%	2033	$1,378

Total issuances				$1,378

The following long-term debt was retired through optional redemption or payment at maturity during 2013:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries(1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	2013-2041	$5,335
Other subsidiaries	Mandatory redeemable preferred stock	8.49%	2036	1,200
Other	Capital leases			82

Total retirements and redemptions				$6,617

(1)	Includes $3,025 of non-cash defeasance via use of restricted funds.

Interest income included in interest, net is summarized below:

	Three Months Ended March 31,
	2013	2012
Interest income	$2,835	$2,812

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

Balance sheet classification	March 31, 2013	December 31, 2012
Regulatory and other long-term assets
Other	$7,236	$7,909
Long-term debt
Long-term debt	7,167	7,715

For derivative instruments that are designated as and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	March 31, 2013	March 31, 2012
Income Statement Classification
Interest, net
Gain (loss) on swap	$(673)	$(234)
(Loss) gain on borrowing	548	277
Hedge Ineffectiveness	(125)	43

Note 7: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $333,786 (net of discount of $14) at March 31, 2013 and $269,985 (net of discount of $15) at December 31, 2012 respectively.

Note 8: Income Taxes

The Company’s estimated annual effective tax rate for the three months ended March 31, 2013 was 39.8% compared to 40.0% for the three months ended March 31, 2012, excluding various discrete items

The Company’s actual effective tax rates on continuing operations were as follows:

	Three Months Ended March 31,
	2013	2012
Actual effective tax rate on continuing operations	35.1%	41.8%

Included in 2013 are discrete items including $3,274 of tax benefits associated with an entity reorganization within the Company’s Market-Based segment that allowed for the utilization of state net operating loss carryforwards and the release of a valuation allowance.

Note 9: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended March 31,
	2013	2012
Components of net periodic pension benefit cost
Service cost	$9,468	$8,507
Interest cost	17,024	17,521
Expected return on plan assets	(22,107)	(19,619)
Amortization of:
Prior service cost	181	181
Actuarial loss	9,293	7,402

Net periodic pension benefit cost	$13,859	$13,992

	Three Months Ended March 31,
	2013	2012
Components of net periodic other postretirement benefit cost
Service cost	$3,820	$3,526
Interest cost	7,175	7,858
Expected return on plan assets	(7,571)	(7,140)
Amortization of:
Prior service credit	(547)	(479)
Actuarial loss	2,782	2,384

Net periodic other postretirement benefit cost	$5,659	$6,149

The Company contributed $22,770 to its defined benefit pension plans in the first three months of 2013 and expects to contribute $44,005 during the balance of 2013. In addition, the Company contributed $6,996 for the funding of its other postretirement plans in the first three months of 2013 and expects to contribute $20,989 during the balance of 2013.

Note 10: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At March 31, 2013, the Company has accrued approximately $2,400 as probable costs and it is reasonably possible that additional losses could range up to $26,700 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,914,000 at March 31, 2013. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2013 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $987,000 at March 31, 2013. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 11: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $4,400 at March 31, 2013 and December 31, 2012. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at March 31, 2013 and December 31, 2012 include $8,547 and $8,656 respectively, related to the NOAA agreement.

Note 12: Earnings per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s 2007 Omnibus Equity Compensation Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities. The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations, net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Three Months Ended March 31,
	2013	2012
Basic:
Income from continuing operations	$57,643	$49,252
Loss from discontinued operations	0	(7,498)
Net income	57,643	41,754
Less: Distributed earnings to common shareholders	9	40,563
Less: Distributed earnings to participating securities	0	16

Undistributed earnings	57,634	1,175
Undistributed earnings allocated to common shareholders	57,614	1,175
Undistributed earnings allocated to participating securities	20	0

Total income from continuing operations available to common shareholders, basic	$57,623	$49,236

Total income available to common shareholders, basic	$57,623	$41,738

Weighted-average common shares outstanding, basic	177,327	175,914

Basic earnings per share:(a)
Income from continuing operations	$0.32	$0.28

Loss from discontinued operations, net of tax	$0.00	$(0.04)

Net income	$0.32	$0.24

(a)	Amounts may not sum due to rounding.

Diluted earnings per common share is based on the weighted-average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents related to the restricted stock units, stock options, and employee stock purchase plan. The dilutive effect of the common stock equivalents is calculated using the treasury stock method and expected proceeds on vesting of the restricted stock units, exercise of the stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations, net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Diluted:
Total income from continuing operations available to common shareholders, basic	$57,623	$49,236
Loss from discontinued operations, net of tax	0	(7,498)
Total income available to common shareholders, basic	57,623	41,738
Undistributed earnings allocated to participating securities	20	0

Total income from continuing operations available to common shareholders, diluted	$57,643	$49,236

Total income available to common shareholders, diluted	$57,643	$41,738

Weighted-average common shares outstanding, basic	177,327	175,914
Stock-based compensation:
Restricted stock units	381	492
Stock options	755	620
Employee stock purchase plan	2	2

Weighted-average common shares outstanding, diluted	178,465	177,028

Diluted earnings per share:(a)
Income from continuing operations	$0.32	$0.28

Loss from discontinued operations, net of tax	$0.00	$(0.04)

Net income	$0.32	$0.24

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Stock options	317	603
Restricted stock units where certain performance conditions were not met	139	101

Note 13: Fair Value of Assets and Liabilities

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Current assets and current liabilities—The carrying amounts reported in the accompanying Consolidated Balance Sheets for current assets and current liabilities, including revolving credit debt, due to the short-term maturities and variable interest rates, approximate their fair values.

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

		At Fair Value as of March 31, 2013
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stocks with mandatory redemption requirements	$19,302	$0	$0	$26,150	$26,150
Long-term debt (excluding capital lease obligations)	5,298,250	2,415,212	1,669,429	2,247,372	6,332,013

		At Fair Value as of December 31, 2012
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stocks with mandatory redemption requirements	$20,511	$0	$0	$27,263	$27,263
Long-term debt (excluding capital lease obligations)	5,303,729	2,400,847	1,677,776	2,252,272	6,330,895

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and December 31, 2012, respectively:

	At Fair Value as of March 31, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$38,869	$—	—	$38,869
Rabbi trust investments	—	719	—	719
Deposits	11,627	—	—	11,627
Mark-to-market derivative asset	—	7,236	—	7,236

Total assets	50,496	7,955	—	58,451

Liabilities:
Deferred compensation obligation	—	10,172	—	10,172

Total liabilities	—	10,172	—	10,172

Total net assets (liabilities)	$50,496	$(2,217)	—	$48,279

	At Fair Value as of December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$40,547	$—	—	$40,547
Rabbi trust investments	—	481	—	481
Deposits	2,103	—	—	2,103
Mark-to-market derivative asset	—	7,909	—	7,909

Total assets	42,650	8,390	—	51,040

Liabilities:
Deferred compensation obligation	—	10,237	—	10,237

Total liabilities	—	10,237	—	10,237

Total net assets (liabilities)	$42,650	$(1,847)	—	$40,803

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

Mark-to-market derivative asset—The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.

Note 14: Segment Information

The Company has two operating segments that are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Operations.

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended March 31, 2013
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$573,237	$67,336	$(4,436)	$636,137
Depreciation and amortization	91,857	1,759	6,033	99,649
Total operating expenses, net	415,516	62,381	(5,993)	471,904
Income (loss) from continuing operations before income taxes	98,781	5,671	(15,641)	88,811
Total assets	12,747,924	260,389	1,760,903	14,769,216
Capital expenditures	212,265	821	0	213,086

	As of or for the Three Months Ended March 31, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$541,875	$80,581	$(3,902)	$618,554
Depreciation and amortization	84,788	1,681	5,635	92,104
Total operating expenses, net	394,642	70,756	(6,582)	458,816
Income (loss) from continuing operations before income taxes	90,416	10,483	(16,254)	84,645
Total assets	12,182,806	243,819	1,661,114	14,087,739
Assets of discontinued operations (included in total assets above)	141,945	0	(4,440)	137,505
Capital expenditures	233,198	168	0	233,366
Capital expenditures of discontinued operations (included in above)	2,699	0	0	2,699

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters within this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”), as well as in Item IA of Part II of this Quarterly Report. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies (“PUCs”) in the states in which they operate. We report the results of these businesses in our Regulated Business segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Operations segment. For further description of our businesses see the “Business” section found in our Form 10-K for the year ended December 31, 2012 filed with the SEC.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2012 filed with the SEC.

Overview

All financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflects only continuing operations. As previously disclosed in our Form 10-K for the year ended December 31, 2012, as part of our portfolio optimization initiative, we entered into agreements in 2011 to sell our regulated subsidiaries in Arizona, New Mexico and Ohio. In the first quarter of 2012, we completed the divestiture of the Arizona and New Mexico subsidiaries, and on May 1, 2012, we completed the divestiture of our Ohio subsidiary. Therefore, the financial results of these entities have been presented as discontinued operations for all periods, unless otherwise noted.

Financial Results. For the three months ended March 31, 2013, we reported net income of $57.6 million, or diluted earnings per share (“EPS”) of $0.32 compared to $41.8 million, or diluted EPS of $0.24 for the comparable period in 2012. Income from continuing operations was $57.6 million for the first quarter of 2013 compared to $49.3 million in the first quarter of 2012. Diluted income from continuing operations per average common share was $0.32 for the first quarter of 2013 as compared to $0.28 for the first quarter of 2012.

The primary factors contributing to the increase in net income from continuing operations for the three months ended March 31, 2013 were increased revenues in our Regulated Businesses resulting from rate increases and lower income tax expense resulting from a $3.3 million tax benefit. Partially offsetting these increases were higher operation and maintenance expense and depreciation expense. For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

In 2013, our goals include actively addressing regulatory lag that impacts return on our investments and promoting constructive regulatory frameworks, continuing to improve our regulated operation and maintenance (“O&M”) efficiency ratio, making efficient use of our capital and expanding both our Regulated Business segment through focused acquisitions and/or organic growth and our Market-Based segment through core growth, expanded markets and new offerings.

We expect to file up to four general rate cases as well as file for infrastructure surcharges in 2013. Additionally, we expect, as part of our general rate case filings or in separate filings, to seek appropriate pass-through mechanisms for certain costs and forward-looking adjustments or mechanisms including those that recognize declining usage.

The progress that we have made in the first three months of 2013 with respect to these objectives is described below.

Addressing Regulatory Lag and Declining Usage. On January 1, 2013, additional annualized revenue of $6.5 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective.

Additionally on January 1, 2013, the second step increase of our 2012 California rate case became effective in the amount of $3.5 million. The last step increase will be effective on January 1, 2014. Also on January 1, 2013, the final step increase of our 2010 Pennsylvania wastewater rate case became effective in the amount of $2.6 million.

On April 1, 2013, additional annualized revenue of $2.9 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective. Also, on April 1, 2013 the second step increase of $1.4 million from our 2012 New York rate case became effective. The final step increase will be effective on April 1, 2014 in the amount of $1.2 million.

On February 28, 2013, the Company filed for additional annualized revenues of $5.3 million resulting from infrastructure charges in our Missouri subsidiary. This filing is expected to be effective during the second or third quarter of 2013.

On April 30, 2013, we filed general rate cases in Pennsylvania and Iowa requesting additional annualized revenues of $58.6 million and $6.4 million, respectively. On May 10, 2013, $2.7 million in annualized revenues of the $6.4 million requested in the Iowa rate case will be put into effect as interim rates under bond and subject to refund. Also on May 1, 2013, we filed a proposed application in California requesting additional annualized revenues of $32.7 million which includes staged increases in 2016 and 2017 of $8.0 million and $6.5 million, respectively. As of May 1, 2013, we are awaiting final orders in five states requesting additional annualized revenues of $134.6 million. There is no assurance that all, or any portion, of this requested increase will be granted.

Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses. Our O&M efficiency ratio (a non-GAAP measure) is calculated on our Regulated Business operations and is defined as operation and maintenance expense divided by operating revenues where both operation and maintenance expense and operating revenues are adjusted to eliminate the impact of purchased water. We also exclude the allocable portion of non-O&M support services costs, mainly depreciation and general taxes that are reflected in the Regulated Business segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the Statement of Operations. Our operating efficiency ratio was 42.9% for the three months ended March 31, 2013, compared to 43.6% for the three months ended March 31, 2012.

The improvement in our O&M efficiency ratio was driven by an increase in revenue. We evaluate our operating performance using this measure because management believes it is a direct measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report. The following table provides a reconciliation that compares operation and maintenance expense and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our O&M efficiency ratio for the three months ended March 31, 2013 as compared to the same period in 2012:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure)

	For the three months ended March 31,
	2013	2012
	(In thousands)

Total O&M expense	$312,203	$310,004
Less:
O&M expense—Market-Based Operations	59,224	67,765
O&M expense—Other	(15,963)	(15,692)

Total Regulated O&M expense	268,942	257,931
Less:
Regulated purchased water expense	23,984	22,410
Allocation of internal O&M costs	9,554	9,245

Adjusted Regulated O&M expense(a)	$235,404	$226,276

Total Operating Revenues	$636,137	$618,554
Less:
Operating revenues—Market-Based Operations	67,336	80,581
Operating revenues—Other	(4,436)	(3,902)

Total Regulated operating revenues	573,237	541,875
Less: Regulated purchased water expense*	23,984	22,410

Adjusted Regulated operating revenues(b)	$549,253	$519,465

Regulated O&M efficiency ratio (a)/(b)	42.9%	43.6%

*	Calculation assumes purchased water revenues approximate purchased water expenses.

Making Efficient Use of Capital. We invested approximately $213 million in Company-funded capital improvements during the three months ended March 31, 2013.

During 2013, we expect to roll-out Phase II of our business transformation project. Phase II consists of the roll-out of a new Enterprise Asset Management system, which will manage an asset’s lifecycle, and a Customer Information System, which will contain all billing and data pertaining to our Regulated segment customers. Phase II is expected to be substantially complete by December 31, 2013. Through March 31, 2013, we have spent $280.1 million, including allowance for funds used during construction (“AFUDC”), on this project with $23.1 million spent in 2013. Expenditures associated with this project are included in the estimated capital investment spending of $950 million for 2013.

Expanding Markets and Developing New Offerings. For the three months ended March 31, 2013 our Regulated business completed the purchase of four water systems in Pennsylvania, California and Indiana and a wastewater system in Missouri. These acquisitions added approximately 1,600 customers to our regulated operations. Also, during the first quarter of 2013, our Homeowner Services Group (“HOS”) announced that it is expanding its water and sewer line protection programs into seven new states.

On May 2, 2013, we signed an agreement to purchase a wastewater utility company in Virginia for $12.0 million in cash plus the assumption of approximately $13.8 million in long-term debt. This acquisition will add approximately 20,000 wastewater customers to our Virginia regulated operations.

Consolidated Results of Operations and Variances

	For the three months ended March 31,
	(In thousands, except per share data)
	2013	2012	Favorable (Unfavorable) Change
Operating revenues	$636,137	$618,554	$17,583

Operating expenses
Operation and maintenance	312,203	310,004	(2,199)
Depreciation and amortization	99,649	92,104	(7,545)
General taxes	60,146	57,121	(3,025)
(Gain) loss on asset dispositions and purchases	(94)	(413)	(319)

Total operating expenses, net	471,904	458,816	(13,088)

Operating income	164,233	159,738	4,495
Other income (expenses)
Interest, net	(78,114)	(79,654)	1,540
Allowance for other funds used during construction	3,396	4,362	(966)
Allowance for borrowed funds used during construction	1,653	2,081	(428)
Amortization of debt expense	(1,581)	(1,266)	(315)
Other, net	(776)	(616)	(160)

Total other income (expenses)	(75,422)	(75,093)	(329)

Income from continuing operations before income taxes	88,811	84,645	4,166
Provision for income taxes	31,168	35,393	4,225

Income from continuing operations	57,643	49,252	8,391
Loss from discontinued operations	—	(7,498)	7,498

Net income	$57,643	$41,754	$15,889

Basic earnings per share (a)
Income from continuing operations	$0.32	$0.28

Income from discontinued operations	—	$(0.04)

Net income	$0.32	$0.24

Diluted earnings per share (a)
Income from continuing operations	$0.32	$0.28

Income from discontinued operations	—	$(0.04)

Net income	$0.32	$0.24

Average common shares outstanding during the period
Basic	177,327	175,914

Diluted	178,465	177,028

(a)	Amounts may not sum due to rounding

The following is a discussion of the consolidated results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

Operating revenues. Consolidated operating revenues for the three months ended March 31, 2013 increased $17.6 million, or 2.8%, compared to the same period in 2012. The variance is mainly attributable to a $31.4 million increase in our Regulated Business segment mainly as a result of rate increases partially offset by a $13.2 million decrease in our Market Based Operations segment related to a decline in our Contract Operations Group revenues mainly as a result of delays in 2013 construction activities associated with our military contracts and the termination of certain municipal and industrial operations and maintenance contracts. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the three months ended March 31, 2013 increased by $2.2 million, or 0.7%, compared to the same period in 2012. For further information, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $7.5 million, or 8.2%, for the three months ended March 31, 2013 compared to the same period in the prior year as a result of additional utility plant placed in service, including the expenditures associated with Phase I of our business transformation project that went into service during the third quarter of 2012, and incremental depreciation of $0.6 million associated with our New York acquisition in 2012.

Other income (expenses). Other expenses increased by $0.3 million, or 0.4%, for the three months ended March 31, 2013 compared to the same period in the prior year. The change is attributable to additional amortization of deferred debt financing costs associated with the new unsecured revolving credit facility that was entered into the fourth quarter of 2012 as well as a reduction in AFUDC attributable to decreased construction activities in the first quarter of 2013 compared to the same period in 2012. Partially offsetting these expense increases was a reduction in interest expense of $1.5 million.

Provision for income taxes. Our consolidated provision for income taxes decreased $4.2 million, or 11.9%, to $31.2 million for the three months ended March 31, 2013. The effective tax rates for the three months ended March 31, 2013 and 2012 were 35.1% and 41.8%, respectively. The 2013 rate includes a $3.3 million tax benefit associated with a legal structure reorganization within our Market-Based segment. This strategic restructuring allows us to utilize state net operating loss carryforwards (NOLCF), which without the restructuring most likely would not have been utilized prior to their expiration.

Income (loss) from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico and Ohio were classified as discontinued operations for the three months ended March 31, 2012. For the three months ended March 31, 2012, income from discontinued operations, net of tax included net income associated with the discontinued operations for the period and a benefit of $1.6 million related to the cessation of depreciation for our Arizona, New

Mexico and Ohio subsidiaries. Under GAAP, operations that are considered discontinued operations cease to depreciate their assets. Also reflected in the three months ended March 31, 2012 is a $9.7 million charge for income taxes resulting from the divestiture of our Arizona and New Mexico subsidiaries.

Segment Results

We have two operating segments that are also our reportable segments: the Regulated Businesses and the Market-Based Operations. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income from continuing operations before income taxes. Certain amounts within 2012 operating revenues and operations and maintenance expense categories have been reclassified to conform to the 2013 presentation.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended March 31,
	2013	2012	Increase (Decrease)
	(In thousands)
Operating revenues	$573,237	$541,875	$31,362
Operation and maintenance expense	268,942	257,931	11,011
Operating expenses, net	415,516	394,642	20,874
Income from continuing operations before income taxes	98,781	90,416	8,365

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is generally subject to state regulation and our results of operations are impacted significantly by rates authorized by the regulatory commissions in the states in which we operate.

Operating revenues increased by $31.4 million, or 5.8%, for the three months ended March 31, 2013 compared to three months ended March 31, 2012. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our operating companies, the impact of which was approximately $25.3 million. Additional revenues of $5.1 million are associated with acquisitions, most significant being our New York acquisition in the second quarter of 2012, and increased surcharge and balancing account revenues of $5.2 million. These increases were partially offset by decreased revenues of approximately $3.6 million attributable to lower demand in the first quarter of 2013 compared to the first quarter of 2012.

The following table provides information regarding the Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the three months ended March 31,
	2013		2012		2013		2012
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)

Customer Class
Water service
Residential	$321,664	56.1%	$305,897	56.5%	38,064	50.4%	38,475	50.3%
Commercial	112,862	19.7%	106,672	19.7%	16,939	22.4%	17,259	22.6%
Industrial	27,892	4.9%	26,481	4.9%	8,883	11.8%	8,975	11.8%
Public and other	74,493	13.0%	71,281	13.1%	11,627	15.4%	11,726	15.3%
Other water revenues	5,133	0.9%	3,186	0.6%	—	—	—	—

Total water revenues	$542,044	94.6%	$513,517	94.8%	75,513	100.0%	76,435	100.0%

Wastewater revenues	19,884	3.4%	19,121	3.5%
Other revenues	11,309	2.0%	9,237	1.7%

	$573,237	100.0%	$541,875	100.0%

Water Services – Water service operating revenues from residential customers for the three months ended March 31, 2013 totaled $321.7 million, a $15.8 million increase, or 5.2%, over the same period of 2012, mainly due to rate increases and additional revenues resulting from acquisitions, partially offset by a decrease in sales volume. The volume of water sold to residential customers decreased by 1.1% for the three months ended March 31, 2013 to 38.1 billion gallons, from 38.5 billion gallons for the same period in 2012.

Water service operating revenues from commercial water customers for the three months ended March 31, 2013 increased by $6.2 million, or 5.8%, to $112.9 million, compared to the same period in 2012. This increase was mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to commercial customers decreased by 1.9% for the three months ended March 31, 2013 to 16.9 billion gallons, from 17.3 billion gallons for the three months ended March 31, 2012.

Water service operating revenues from industrial customers totaled $27.9 million for the three months ended March 31, 2013, an increase of $1.4 million, or 5.3%, from those recorded for the same period in 2012, mainly due to rate increases partially offset by a decrease in sales volume. The volume of water sold to industrial customers totaled 8.9 billion gallons for the three months ended March 31, 2013, a decrease of 1.0% from 9.0 billion gallons for the three months ended March 31, 2012.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers increased $3.2 million, or 4.5%, to $74.5 million for the three months ended March 31, 2013, mainly due to rate increases.

Operation and maintenance. Operation and maintenance expense increased $11.0 million, or 4.3%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Included in this increase is $3.4 million of incremental costs in 2013 associated with our 2012 New York acquisition.

The following table provides information regarding operation and maintenance expense for the three months ended March 31, 2013 and 2012, by major expense category:

	For the three months ended March 31,
	2013	2012	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$60,450	$58,460	$1,990	3.4%
Employee-related costs	113,201	115,655	(2,454)	(2.1%)
Operating supplies and services	54,360	48,015	6,345	13.2%
Maintenance materials and supplies	18,279	16,195	2,084	12.9%
Customer billing and accounting	10,172	8,887	1,285	14.5%
Other	12,480	10,719	1,761	16.4%

Total	$268,942	$257,931	$11,011	4.3%

Production costs and employee-related costs, which account for approximately 65% and 68% of the total Regulated Businesses operation and maintenance expense, for the three months ended March 31, 2013 and 2012, respectively, are discussed in more detail below.

Production costs by major expense type were as follows:

	For the three months ended March 31,
	2013	2012	Increase (Decrease)	Percentage
	(In thousands)
Purchased Water	$23,984	$22,410	$1,574	7.0%
Fuel and Power	19,978	20,100	(122)	(0.6%)
Chemicals	10,604	9,508	1,096	11.5%
Waste Disposal	5,884	6,442	(558)	(8.7%)

Total	$60,450	$58,460	$1,990	3.4%

Overall, production costs increased for the three months ended March 31, 2013 compared to the same period in the prior year as a result of higher purchased water costs, attributable to supplier price increases in certain of our subsidiaries, as well as incremental expense attributable to an increase in the amount allowed by a cost recovery mechanism in one of our regulated subsidiaries in 2013. The increase in chemicals is attributable to incremental costs associated with our 2012 acquisition in New York, with the remainder mainly due to price increases and increased chemical dosages as a result of unfavorable water conditions.

Employee-related costs, including salaries and wages, group insurance, and pension expense, decreased $2.5 million, or 2.1%, for the three months ended March 31, 2013 compared to the same period in the prior year. These employee-related costs represent approximately 42% and 45% of operation and maintenance expense for the three months ended March 31, 2013 and 2012, respectively.

The following table provides information with respect to components of employee-related costs for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012	Increase (Decrease)	Percentage
	(In thousands)
Salaries and wages	$78,845	$78,631	$214	0.3%
Pensions	12,371	13,358	(987)	(7.4%)
Group insurance	16,844	18,930	(2,086)	(11.0%)
Other benefits	5,141	4,736	405	8.6%

Total	$113,201	$115,655	$(2,454)	(2.1%)

The overall decrease in employee-related costs was primarily driven by decreased group insurance and pension expense. The reduction in group insurance costs for the three months ended March 31, 2013 compared to the same period in 2012 was mainly attributable to higher capitalization rates. The decrease in pension expense for the three months ended March 31, 2013 was primarily due to decreased contributions in certain of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974, partially offset by increased pension expense resulting from the finalization of our California rate case. Salaries and wages expense was relatively unchanged for the three months ended March 31, 2013, compared to 2012, with increases related to annual wage increases and increased overtime expense offset by higher capitalization rates and $2.4 million of severance-related costs included in the 2012 period.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, transportation expenses, information systems rental charges and other office equipment rental charges. These costs increased $6.3 million, or 13.2%, for the three months ended March 31, 2013. The overall increase was primarily due to higher contracted services, mainly as a result of backfilling positions; the use of contractors for other specific projects; and lastly, additional incremental costs attributable to the continued maturity of our Enterprise Resource Planning systems in conjunction with the implementation of Phase I of our business transformation project. Also, contributing to the increase in operating supplies and services is the 2013 operating costs associated with the New York acquisition. Partially offsetting these increases was lower transportation expenses due to a reduction in leased vehicle costs.

Maintenance materials and supplies, which include emergency repairs as well as costs for preventive maintenance, increased $2.1 million, or 12.9%, for the three months ended March 31, 2013 mainly as a result of higher than normal main breaks in a number of subsidiaries, increased costs as a result of the 2012 New York acquisition and an increase in tank cleaning costs in California.

Customer billing and accounting expenses, which include uncollectible accounts expense, postage and other customer related expenses, increased $1.3 million, or 14.5%, for the three months ended March 31, 2013 primarily due to an increase in uncollectible expense associated with the increase in revenues.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. For the three months ended March 31, 2013, costs increased by $1.8 million primarily driven by higher casualty insurance costs as a result of historical claims experience and retroactive adjustments.

Operating expenses. The increase in operating expenses is due to the increases in operation and maintenance expense for the three months ended March 31, 2013 explained above, higher depreciation and amortization expense of $7.1 million and higher general tax expense of $2.8 million. The increase in depreciation and amortization is primarily due to additional utility plant placed in service. The increase in general tax expense is primarily due to $2.4 million of property taxes incurred as a result of our New York acquisition in the second quarter of 2012.

Income from continuing operations before income taxes. The $8.4 million increase for the three months ended March 31, 2013 is the result of the aforementioned changes in operating revenue and operating expenses.

Market-Based Operations

The following table provides financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended March 31,
	2013	2012	Increase (Decrease)
	(In thousands)
Operating revenues	$67,336	$80,581	$(13,245)
Operation and maintenance expense	59,224	67,765	(8,541)
Operating expenses, net	62,381	70,756	(8,375)
Income from continuing operations before income taxes	5,671	10,483	(4,812)

Operating revenues. The net decrease in revenues is primarily attributable to a decrease in the Contract Operations Group revenues of $14.7 million. Of this decrease, approximately $9.8 million is due to delays in 2013 of capital activities associated with military construction with the remaining decrease primarily due to the termination of certain municipal and industrial operations and maintenance contracts. The decrease in the Contract Operations Group revenues is partially offset by a $1.5 million increase in our HOS revenues associated with contract growth.

Operation and maintenance. Operation and maintenance expense decreased $8.5 million, or 12.6%, for the three months ended March 31, 2013.

The following table provides information regarding categories of operation and maintenance expense for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012	Increase (Decrease)	Percentage
	(In thousands)
Production costs	$10,059	$12,039	$(1,980)	(16.4%)
Employee-related costs	16,331	17,865	(1,534)	(8.6%)
Operating supplies and services	21,470	27,419	(5,949)	(21.7%)
Maintenance materials and supplies	10,586	9,029	1,557	17.2%
Other	778	1,413	(635)	(44.9%)

Total	$59,224	$67,765	$(8,541)	(12.6%)

As noted in the table above, decreases in operating supplies and services, production costs and employee-related costs were partially offset by an increase in maintenance materials and supplies and correspond with the decrease in revenues above. The decrease in production costs and employee-related costs is due to the termination of certain municipal and industrial operations and maintenance contracts. The decrease in operating supplies and services is attributable to the delayed construction activity for our military contracts and is partially offset by increased HOS printing and postage costs associated with marketing campaigns, including New York City. The increase in maintenance materials and services is primarily due to higher HOS repair costs, attributable to new contracts, an increase in the number of claims, as well as an increase in the average cost per claim.

Operating expense. The change in operating expenses for the three months ended March 31, 2013 compared to 2012 is primarily due to the variances in the operation and maintenance expense explained above.

Income from continuing operations before income taxes. The $4.8 million decrease for the three months ended March 31, 2013 compared to the same period in 2012 is the result of the aforementioned changes in operating revenues and operating expenses.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term capital requirements. We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets, and to the extent necessary, our revolving credit facility with a diversified group of banks. We regularly evaluate the capital markets as well as closely monitor the financial condition of the financial institutions associated with the revolving credit facility.

In order to meet our short-term liquidity needs, we, through American Water Capital Corp. (“AWCC”), our financing subsidiary, issue primarily commercial paper, which is supported by the revolving credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit. As of March 31, 2013, AWCC had no outstanding borrowings and $29.0 million of outstanding letters of credit under the revolving credit facility. As of March 31, 2013, AWCC had $971.0 million available under the credit facility that we can use to fulfill our short-term liquidity needs, to issue letters of credit and back our $333.8 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from operating activities for the three months ended March 31, 2013 were $149.6 million compared to $148.1 million for the three months ended March 31, 2012.

The following table provides a summary of the major items affecting our cash flows from operating activities for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
	(In thousands)
Net income	$57,643	$41,754
Add (subtract):
Non-cash operating activities(1)	141,670	145,735
Changes in working capital(2)	(19,922)	1,037
Pension and postretirement healthcare contributions	(29,766)	(40,427)

Net cash flows provided by operations	$149,625	$148,099

(1)	Includes, depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on accounts receivable, allowance for other funds used during construction, (gain) loss on asset dispositions and purchases, pension and non-pension post retirement benefits expense, stock-based compensation expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.
(2)	Changes in working capital include changes to accounts receivable and unbilled utility revenue, taxes receivable including income taxes, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued, book overdraft and other current liabilities.

Our working capital needs are primarily limited to funding the increase in our customer accounts receivable and unbilled revenues which is mainly associated with the revenue increase as a result of rate increases in our Regulated Businesses. We address this timing issue through the aforementioned liquidity funding mechanisms.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the periods indicated:

	For the three months ended March 31,
	2013	2012
	(In thousands)
Net capital expenditures	$(213,086)	$(233,366)
Proceeds from sale of assets and securities	280	461,375
Acquisitions	(2,836)	(104)
Other investing activities, net(1)	(12,068)	1,700

Net cash flows used in investing activities	$(227,710)	$229,605

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

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

The following table provides information on long-term debt that was issued during the first three months of 2013:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Other subsidiaries	Private activity bonds and government funded debt – fixed rate	1.59%	2033	$1,378

Total issuances				$1,378

Proceeds from the above issuances were received from Pennsylvania Infrastructure Investment Authority and will be used to fund certain specified projects.

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first three months of 2013:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Other subsidiaries (1)	Private activity bonds and government funded debt -fixed rate	0.00%-5.50%	2013-2041	$5,335
Other subsidiaries	Mandatory redeemable preferred stock	8.49%	2036	1,200
Other	Capital leases and other			82

Total retirements and redemptions				$6,617

(1)	Includes $3,025 thousands of non-cash redemptions via the use of restricted funds.

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other viable transactions.

Credit Facilities and Short-Term Debt

Short-term debt at March 31, 2013 consists of the following:

Amount (In thousands)
Commercial paper, net	$333,786

Total short-term debt	$333,786

The following table provides information as of March 31, 2013 regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under the revolving credit facilities.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
March 31, 2013	$1,000,000	$970,960	$150,000	$120,960	$333,786	$—

The weighted-average interest rate on short-term borrowings for the three months ended March 31, 2013 was approximately 0.41% compared to 0.52% for the three months ended March 31, 2012.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At March 31, 2013	At December 31, 2012
Common stockholders’ equity and preferred stock without mandatory redemption rights	44%	44%
Long-term debt and redeemable preferred stock at redemption value	51%	52%
Short-term debt and current portion of long-term debt	5%	4%

	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in the ability to pay dividends, issue new debt or access our revolving credit facility. We were in compliance with our covenants as of March 31, 2013. Our failure to comply with restrictive covenants under our credit facility could accelerate repayment obligations. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of March 31, 2013, our ratio was 0.56 to 1.00 and therefore we were in compliance with the covenant.

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

The following table shows the Company’s securities ratings as of March 31, 2013:

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

Dividends

Our board of directors’ practice has been to distribute to our shareholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Since the dividends on our common stock will not be cumulative, only declared dividends will be paid.

In order to take advantage of existing 2012 tax rates, the cash dividend payment that would have historically been paid in March 2013 was paid in December 2012. In March 2012, we made a cash dividend payment of $0.23 per share to all shareholders of record as of February 3, 2012.

On May 6, 2013, our board of directors declared a quarterly cash dividend payment of $0.28 per share payable on June 3, 2013 to all shareholders of record as of May 24, 2013.

Market Risk

There have been no significant changes to our market risk since December 31, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” in our Form 10-K for the year ended December 31, 2012 filed with the SEC for a discussion of our critical accounting policies.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of March 31, 2013 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As noted under “Making Efficient Use of Capital” in Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, we have undertaken a project with the goals of increasing our operating efficiencies and effectiveness and controlling the costs associated with the operation of our business, all of which are important to providing quality service to our customers and communities we serve. Phase II of this project focuses on the implementation of an Enterprise Asset Management system, which will handle the management of asset lifecycles; and a Customer Information system which will contain all billing and data pertaining to our regulated customers. The implementation of these two systems, along with their integration with the Enterprise Resource Planning systems which went live in 2012, is reasonably likely to significantly change our internal control over financial reporting. Efforts have and will continue to be made to minimize any adverse impact on our controls, however, we cannot assure that all such impacts will be mitigated.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously reported under Part I, Item 3 “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2012, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

*10.1	2013 Annual Incentive Plan Highlights Brochure

*10.2	Agreement and General Release between Ellen C. Wolf and American Water Works Company, Inc., dated March 25, 2013

*10.2A	First Amendment to the Agreement and General Release between Ellen C. Wolf and American Water Works Company, Inc., dated March 28, 2013

*10.3	Employment Letter Agreement between Susan N. Story and American Water Works Company, Inc. dated February 6, 2013

*10.4	Credit Agreement, dated as of October 29, 2012, among American Water Capital Corp., the Lenders identified therein and JPMorgan Chase Bank, N.A.

*10.5	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Initial Restricted Stock Unit Grant Form for Susan N. Story.

*10.6	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Restricted Stock Unit Grant Form for Jeffry E. Sterba

*10.7	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form A for Jeffry E. Sterba

*10.8	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form B for Jeffry E. Sterba

*10.9	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Nonqualified Stock Option Grant Form for Jeffry E. Sterba

*10.10	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Restricted Stock Unit Grant Form for ML2 - L5

*10.11	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form A for ML2 - L5

*10.12	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form B for ML2 - L5

*10.13	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Nonqualified Stock Option Grant Form for ML2 - L5

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of, Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 2013.

AMERICAN WATER WORKS COMPANY, INC. (REGISTRANT)

/S/ Jeffry Sterba
Jeffry Sterba President and Chief Executive Officer Principal Executive Officer

/S/ Susan N. Story
Susan N. Story Senior Vice President and Chief Financial Officer Principal Financial Officer

/S/ Mark Chesla
Mark Chesla Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	2013 Annual Incentive Plan Highlights Brochure

*10.2	Agreement and General Release between Ellen C. Wolf and American Water Works Company, Inc., dated March 25, 2013

*10.2A	First Amendment to the Agreement and General Release between Ellen C. Wolf and American Water Works Company, Inc., dated March 28, 2013

*10.3	Employment Letter Agreement between Susan N. Story and American Water Works Company, Inc. dated February 6, 2013

*10.4	Credit Agreement, dated as of October 29, 2012, among American Water Capital Corp., the Lenders identified therein and JPMorgan Chase Bank, N.A.

*10.5	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Initial Restricted Stock Unit Grant Form for Susan N. Story.

*10.6	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Restricted Stock Unit Grant Form for Jeffry E. Sterba

*10.7	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form A for Jeffry E. Sterba

*10.8	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form B for Jeffry E. Sterba

*10.9	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Nonqualified Stock Option Grant Form for Jeffry E. Sterba

*10.10	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Restricted Stock Unit Grant Form for ML2 – L5

*10.11	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form A for ML2 – L5

*10.12	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form B for ML2 – L5

*10.13	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Nonqualified Stock Option Grant Form for ML2 – L5

Exhibit Number	Exhibit Description

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.