Form 10-Q
period 2013-06-30
American Water Works Company, Inc.
filed 2013-08-07
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file: number 001-34028

_________________________

AMERICAN WATER WORKS COMPANY, INC.

(Exact name of registrant as specified in its charter)

_________________________

Delaware	51-0063696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 Laurel Oak Road, Voorhees, NJ	08043
(Address of principal executive offices)	(Zip Code)

(856) 346-8200

(Registrant’s telephone number, including area code)

_________________________

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common Stock, $0.01 par value per share	177,964,133 shares

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,745,580 at June 30 and $3,657,221 at December 31	$11,776,560	$11,584,944
Nonutility property, net of accumulated depreciation of $215,183 at June 30 and $199,467 at December 31	151,310	154,420
Total property, plant and equipment	11,927,870	11,739,364
Current assets
Cash and cash equivalents	20,366	24,433
Restricted funds	19,720	29,756
Accounts receivable	263,120	221,655
Allowance for uncollectible accounts	(28,268)	(26,874)
Unbilled revenues	196,176	180,628
Income taxes receivable	9,822	9,594
Materials and supplies	33,819	29,772
Other	31,085	30,483
Total current assets	545,840	499,447
Regulatory and other long-term assets
Regulatory assets	1,223,492	1,199,114
Restricted funds	12,911	10,791
Goodwill	1,207,336	1,207,250
Other	59,928	63,010
Total regulatory and other long-term assets	2,503,667	2,480,165
TOTAL ASSETS	$14,977,377	$14,718,976

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 177,943 and 176,988 shares outstanding at June 30 and December 31, respectively)	$1,779	$1,770
Paid-in-capital	6,243,851	6,222,644
Accumulated deficit	(1,555,993)	(1,664,955)
Accumulated other comprehensive loss	(112,468)	(116,191)
Treasury stock	(5,043)	0
Common stockholders’ equity	4,572,126	4,443,268
Preferred stock without mandatory redemption requirements	0	1,720
Total stockholders’ equity	4,572,126	4,444,988
Long-term debt
Long-term debt	5,180,682	5,190,509
Redeemable preferred stock at redemption value	17,644	18,861
Total capitalization	9,770,452	9,654,358
Current liabilities
Short-term debt	466,462	269,985
Current portion of long-term debt	113,864	115,919
Accounts payable	178,418	279,613
Taxes accrued	37,431	35,555
Interest accrued	54,531	53,810
Other	198,600	239,950
Total current liabilities	1,049,306	994,832
Regulatory and other long-term liabilities
Advances for construction	378,807	379,737
Deferred income taxes	1,639,696	1,545,513
Deferred investment tax credits	27,158	27,909
Regulatory liabilities	375,432	364,181
Accrued pension expense	435,525	461,647
Accrued postretirement benefit expense	252,476	254,147
Other	40,881	40,516
Total regulatory and other long-term liabilities	3,149,975	3,073,650
Contributions in aid of construction	1,007,644	996,136
Commitments and contingencies (See Note 10)	0	0
TOTAL CAPITALIZATION AND LIABILITIES	$14,977,377	$14,718,976

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$724,265	$745,607	$1,360,402	$1,364,161
Operating expenses
Operation and maintenance	323,320	327,577	635,523	637,581
Depreciation and amortization	101,366	92,329	201,015	184,433
General taxes	57,806	55,282	117,952	112,403
Gain on asset dispositions and purchases	(114)	(213)	(208)	(626)
Total operating expenses, net	482,378	474,975	954,282	933,791
Operating income	241,887	270,632	406,120	430,370
Other income (expenses)
Interest, net	(77,757)	(79,730)	(155,871)	(159,384)
Allowance for other funds used during construction	3,699	5,076	7,095	9,438
Allowance for borrowed funds used during construction	1,770	2,313	3,423	4,394
Amortization of debt expense	(1,624)	(1,361)	(3,205)	(2,627)
Other, net	(256)	335	(1,032)	(281)
Total other income (expenses)	(74,168)	(73,367)	(149,590)	(148,460)
Income from continuing operations before income taxes	167,719	197,265	256,530	281,910
Provision for income taxes	66,456	80,602	97,624	115,995
Income from continuing operations	101,263	116,663	158,906	165,915
Loss from discontinued operations, net of tax	0	(9,637)	0	(17,135)
Net income	$101,263	$107,026	$158,906	$148,780
Other comprehensive income, net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $27 and $28 for the three months and $55 and $56 for the six months ended, respectively	$44	$44	$87	$88
Actuarial loss, net of tax of $1,425 and $1,167 for the three months and $2,849 and $2,334 for the six months ended, respectively	2,227	1,826	4,455	3,651
Foreign currency translation adjustment	(453)	(211)	(819)	48
Other comprehensive income	1,818	1,659	3,723	3,787
Comprehensive income	$103,081	$108,685	$162,629	$152,567

Basic earnings per common share:(a)
Income from continuing operations	$0.57	$0.66	$0.89	$0.94
Loss from discontinued operations, net of tax	$0.00	$(0.05)	$0.00	$(0.10)
Net income	$0.57	$0.61	$0.89	$0.84
Diluted earnings per common share:(a)
Income from continuing operations	$0.57	$0.66	$0.89	$0.94
Loss from discontinued operations, net of tax	$0.00	$(0.05)	$0.00	$(0.10)
Net income	$0.57	$0.60	$0.89	$0.84
Average common shares outstanding during the period:
Basic	177,716	176,331	177,522	176,122
Diluted	178,910	177,491	178,716	177,296
Dividends per common share	$0.28	$0.25	$0.28	$0.48

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$158,906	$148,780
Adjustments
Depreciation and amortization	201,015	184,433
Provision for deferred income taxes	91,930	102,693
Amortization of deferred investment tax credits	(751)	(759)
Provision for losses on accounts receivable	9,056	7,402
Allowance for other funds used during construction	(7,095)	(9,438)
Gain on asset dispositions and purchases	(208)	(626)
Pension and non-pension postretirement benefits	39,036	40,283
Stock-based compensation expense	6,462	5,263
Other, net	(9,853)	(24,185)
Changes in assets and liabilities
Receivables and unbilled revenues	(64,675)	(73,371)
Taxes receivable, including income taxes	(228)	1,850
Other current assets	(4,648)	(1,505)
Pension and non-pension post retirement benefit contributions	(59,493)	(62,591)
Accounts payable	(32,243)	(43,252)
Taxes accrued, including income taxes	1,225	23,944
Interest accrued	721	(2,051)
Change in book overdraft	(12,870)	21,515
Other current liabilities	(26,090)	(1,514)
Net cash provided by operating activities	290,197	316,871
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(429,830)	(476,300)
Acquisitions	(4,602)	(44,293)
Proceeds from sale of assets and securities	580	560,010
Removal costs from property, plant and equipment retirements, net	(30,426)	(24,634)
Net funds (restricted) released	4,891	14,886
Net cash provided by (used in) investing activities	(459,387)	29,669
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,378	14,730
Repayment of long-term debt	(5,709)	(158,188)
Net borrowings (repayments) under short-term debt agreements	196,477	(119,077)
Proceeds from issuances of employee stock plans and DRIP	14,780	12,594
Advances and contributions for construction, net of refunds of $9,136 and $6,491 at June 30, 2013 and 2012, respectively	10,861	16,720
Change in bank overdraft position	0	(34,812)
Redemption of preferred stocks	(2,920)	(1,100)
Dividends paid	(49,744)	(80,943)
Other	0	2,248
Net cash provided by (used in) financing activities	165,123	(347,828)
Net increase (decrease) in cash and cash equivalents	(4,067)	(1,288)
Cash and cash equivalents at beginning of period	24,433	14,207
Cash and cash equivalents at end of period	$20,366	$12,919
Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$94,889	$93,783
Non-cash financing activity:
Advances and contributions	$6,681	$6,188
Dividends accrued	$0	$44,079
Long-term debt	$0	$68,746

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2012	176,988	$1,770	$6,222,644	$(1,664,955)	$(116,191)	0	$0	$1,720	$4,444,988
Net income	0	0	0	158,906	0	0	0	0	158,906
Direct stock reinvestment and purchase plan, net of expense of $ 22	23	0	892	0	0	0	0	0	892
Employee stock purchase plan	55	1	2,185	0	0	0	0	0	2,186
Stock-based compensation activity, net of expense of $ 5	877	8	18,130	(200)	0	(132)	(5,043)	0	12,895
Subsidiary preferred stock redemption	0	0	0	0	0	0	0	(1,720)	(1,720)
Other comprehensive income, net of tax of $ 2,904	0	0	0	0	3,723	0	0	0	3,723
Dividends	0	0	0	(49,744)	0	0	0	0	(49,744)
Balance at June 30, 2013	177,943	$1,779	$6,243,851	$(1,555,993)	$(112,468)	(132)	$(5,043)	$0	$4,572,126

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2011	175,664	$1,757	$6,180,558	$(1,848,801)	$(97,677)	0	$0	$4,547	$4,240,384
Net income	0	0	0	148,780	0	0	0	0	148,780
Direct stock reinvestment and purchase plan, net of expense of $ 6	30	0	1,022	0	0	0	0	0	1,022
Employee stock purchase plan	26	0	1,056		0	31	1,046	0	2,102
Stock-based compensation activity	597	6	15,958	(399)	0	(31)	(1,046)	0	14,519
Other comprehensive income, net of tax of $ 2,390	0	0	0	0	3,787	0	0	0	3,787
Dividends	0	0	0	(84,619)	0	0	0	0	(84,619)
Balance at June 30, 2012	176,317	$1,763	$6,198,594	$(1,785,039)	$(93,890)	0	$0	$4,547	$4,325,975

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at June 30, 2013, the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (“NOL”) or Tax Credit Carryforward Exists

In July 2013, the FASB updated the income tax accounting guidance to resolve diversity in presentation by addressing when an entity should present unrecognized tax benefits on a net basis if there are available NOL or tax credit carryforwards. The update requires an entity to net unrecognized tax benefits against the deferred tax assets for same-jurisdiction NOL or similar tax loss carryforwards or tax credit carryforwards. Gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are required to be applied prospectively to all unrecognized tax benefits that exist at the effective date and retrospective application is permitted. Early adoption is permitted and the Company adopted this guidance effective June 30, 2013. (See Note 8)

The following recently announced accounting standards are not yet required to be adopted by the Company or included in the consolidated results of operations, financial position or footnotes of the Company:

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of the updated guidance include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also includes additional disclosures regarding the nature and amount of the obligation as well as other information about those obligations. The update is effective on a retrospective basis for interim and annual periods beginning January 1, 2014. Early adoption is permitted. The Company is evaluating the specific provisions of the updated guidance, but does not expect the adoption of this guidance to have a significant impact on the Company’s results of operations, financial position or cash flows.

Foreign Currency Matters

In June 2013, the FASB issued guidance for a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendments resolve differing views in practice and apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The update is effective prospectively for interim and annual periods beginning January 1, 2014. Early adoption is permitted. The Company does not expect the adoption of the updated guidance to have a significant impact on its results of operations, financial position or cash flows.

Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB updated the derivatives and hedging accounting guidance to provide for the inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate (“OIS”)) as a US benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the US government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The amendment also removes the restriction on using different benchmark rates for similar hedges. The update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance is not expected to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 3: Acquisitions and Divestitures

Acquisitions

As of June 30, 2013, the Company closed on six acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $4,602. Assets acquired, principally plant, totaled $5,901. Liabilities assumed, primarily contributions in aid of construction, totaled $1,299.

Divestitures

As part of the Company’s strategic review of its business investments, it entered into agreements to sell its Arizona, New Mexico and Ohio subsidiaries. In January 2012, the Company completed the sale of its Arizona and New Mexico subsidiaries. Initial sales proceeds were $461,057, and the Company recorded no gain or loss at the time of the sale closing. In May 2012, the Company completed the sale of its Ohio subsidiary. Sales proceeds at closing totaled $101,083. The Company recorded a pretax loss on sale of $5,166 in the second quarter of 2012, primarily due to pension settlement costs calculated at closing.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$0	$3,160	$0	$19,377
Total operating expenses, net	0	15,465	0	27,918
Operating income (loss)	0	(12,305)	0	(8,541)
Other income (expenses), net	0	(47)	0	(167)
Income (loss) from discontinued operations before income taxes	0	(12,352)	0	(8,708)
Provision (benefit) for income taxes	0	(2,715)	0	8,427
Income (loss) from discontinued operations	$0	$(9,637)	$0	$(17,135)

Provision for income taxes includes the recognition of tax expense related to the difference between the tax basis and book basis of assets upon the sale of Arizona, New Mexico and Ohio that resulted in taxable gains, since an election was made under Section 338(h)(10) of the Internal Revenue Code to treat the sales as asset sales.

Note 4: Goodwill

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year. Interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The following table summarizes the six-month changes in goodwill of the Company’s continuing operations by reporting unit:

	Regulated Unit		Market-Based Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2013	$3,411,549	$(2,332,670)	$235,990	$(107,619)	$3,647,539	$(2,440,289)	$1,207,250
Reclassifications and other activity	86	0	0	0	86	0	86
Balance at June 30, 2013	$3,411,635	$(2,332,670)	$235,990	$(107,619)	$3,647,625	$(2,440,289)	$1,207,336
Balance at January 1, 2012	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069
Goodwill from acquisitions	12,503	0	0	0	12,503	0	12,503
Balance at June 30, 2012	$3,411,871	$(2,332,670)	$235,990	$(107,619)	$3,647,861	$(2,440,289)	$1,207,572

Note 5: Stockholders’ Equity

Common Stock

In March 2010, the Company established American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of June 30, 2013, there were 4,685 shares available for future issuance under the DRIP.

The following table summarizes information regarding issuances under the DRIP for the six months ended June 30, 2013 and 2012:

	2013	2012
Shares of common stock issued	23	30
Cash proceeds received	$914	$1,028

Cash dividend payments made during the three–month periods ended March 31 and June 30 were as follows:

	2013	2012
Dividends per share, three months ended:
March 31	$0	$0.23
June 30	0.28	0.23

Total dividends paid, three months ended:
March 31	$0	$40,414
June 30	49,744	40,529

On July 30, 2013, the Company declared a quarterly cash dividend of $0.28 per share payable on September 3, 2013 to all shareholders of record as of August 19, 2013.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2013:

	Defined Benefit Plans			Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Prior Service Cost	Actuarial Loss
Beginning balance at January 1, 2013	$(143,183)	$539	$22,239	$4,214	$(116,191)
Other comprehensive income (loss) before reclassifications	0	0	0	(819)	(819)
Amounts reclassified from accumulated other comprehensive income	0	87	4,455	0	4,542
Other comprehensive income (loss) for the period	0	87	4,455	(819)	3,723
Ending balance at June 30, 2013	$(143,183)	$626	$26,694	$3,395	$(112,468)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive income (loss) directly to net income in its entirety. These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 9)

Stock-Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of June 30, 2013, a total of 9,559 shares were available for grant under the Plan. Shares issued under the Plan may be authorized-but-unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$1,100	$860	$1,852	$1,706
Restricted stock units	3,177	2,014	4,334	3,304
Employee stock purchase plan	143	121	276	253
Stock-based compensation in operation and maintenance expense	4,420	2,995	6,462	5,263
Income tax benefit	(1,724)	(1,169)	(2,520)	(2,053)
After-tax stock-based compensation expense	$2,696	$1,826	$3,942	$3,210

There were no significant stock-based compensation costs capitalized during the six months ended June 30, 2013 and 2012, respectively.

Stock Options

In the first six months of 2013, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2013. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted through June 30, 2013:

Dividend yield	2.52%
Expected volatility	23.50%
Risk-free interest rate	0.70%
Expected life (years)	4.3
Exercise price	$39.60
Grant date fair value per share	$5.78

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2013, $3,688 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.6 years.

The table below summarizes stock option activity for the six months ended June 30, 2013:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	2,635	$25.77
Granted	348	39.60
Forfeited or expired	(30)	32.10
Exercised	(523)	22.86
Options outstanding at June 30, 2013	2,430	$28.30	4.1	$31,436
Exercisable at June 30, 2013	1,524	$24.48	3.2	$25,525

The following table summarizes additional information regarding stock options exercised during the six months ended June 30, 2013 and 2012:

	2013	2012
Intrinsic value	$9,246	$5,594
Exercise proceeds	11,956	9,896
Income tax benefit	2,711	1,443

Restricted Stock Units

During 2010, the Company granted selected employees 255 restricted stock units with internal performance measures and, separately, certain market thresholds. These awards vested in January 2013. The terms of the grants specified that if certain performance on internal measures and market thresholds were achieved, the restricted stock units would vest; if performance were surpassed, up to 175% of the target awards would be distributed; and if performance thresholds were not met, awards would be cancelled. In January 2013, an additional 148 restricted stock units were granted and distributed because performance was exceeded and 19 restricted stock units were cancelled because performance thresholds were not met.

In the first six months of 2013, the Company granted restricted stock units, both with and without performance conditions, to certain employees and non-employee directors under the Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1, 2013 and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1, 2013 (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market conditions are valued using a Monte Carlo model.

Weighted-average assumptions used in the Monte Carlo simulation are as follows for restricted stock units with market conditions granted through June 30, 2013:

Expected volatility	19.37%
Risk-free interest rate	0.40%
Expected life (years)	3

The grant date fair value of the restricted stock unit awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of June 30, 2013, $8,559 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.4 years.

The table below summarizes restricted stock unit activity for the six months ended June 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2013	540	$29.48
Granted	405	34.06
Vested	(364)	24.41
Forfeited	(9)	36.75
Cancelled	(19)	21.98
Non-vested total at June 30, 2013	553	$36.32

The following table summarizes additional information regarding restricted stock units distributed during the six months ended June 30, 2013 and 2012:

	2013	2012
Intrinsic value	$13,559	$5,804
Income tax benefit	2,049	798

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $200 and $399 to retained earnings during the six months ended June 30, 2013 and 2012, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of June 30, 2013 there were 1,419 shares of common stock reserved for issuance under the ESPP. During the six months ended June 30, 2013, the Company issued 55 shares under the ESPP.

Note 6: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity Date	June 30, 2013	December 31, 2012
Long-term debt of American Water Capital Corp. (“AWCC”)(a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	4.30%-10.00%	6.08%	2013-2042	3,389,399	3,389,399
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.72%	2013-2041	860,948	865,969
Mortgage bonds
Fixed rate	4.29%-9.71%	7.41%	2015-2039	676,500	678,500
Mandatorily redeemable preferred stock	8.47%-9.75%	8.61%	2019-2036	19,352	20,552
Notes payable and other(b)	9.87%-12.17%	11.92%	2013-2026	1,040	1,272
Long-term debt				5,269,849	5,278,302
Unamortized debt discount, net(c)				37,306	39,272
Fair value adjustment to interest rate hedge				5,035	7,715
Total long-term debt				$5,312,190	$5,325,289
(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)	Includes capital lease obligations of $926 and $1,049 at June 30, 2013 and December 31, 2012, respectively.
(c)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2013:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	1.59%	2033	$1,378
Total issuances				$1,378

The Company also assumed $103 of debt via an acquisition in the second quarter of 2013.

The following long-term debt was retired through optional redemption or payment at maturity during 2013:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries(1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	2013-2041	$6,502
Other subsidiaries	Mortgage bonds—fixed rate	6.59%	2013	2,000
Other subsidiaries	Mandatory redeemable preferred stock	8.49%	2036	1,200
Other	Notes payable and other			232
Total retirements and redemptions				$9,934
(1)	Includes $3,025 of non-cash defeasance via use of restricted funds.

Interest income included in interest, net is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$2,845	$2,821	$5,680	$5,633

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

The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

Balance sheet classification	June 30, 2013	December 31, 2012
Regulatory and other long-term assets
Other	$4,855	$7,909
Long-term debt
Long-term debt	5,035	7,715

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2013	2012	2013	2012
Interest, net
Gain (loss) on swap	$(2,381)	$1,497	$(3,054)	$1,263
(Loss) gain on borrowing	2,132	(1,549)	2,680	(1,272)
Hedge Ineffectiveness	(249)	(52)	(374)	(9)

Note 7: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $466,462 (net of discount of $38) at June 30, 2013 and $269,985 (net of discount of $15) at December 31, 2012.

Note 8: Income Taxes

The Company’s estimated annual effective tax rate for the six months ended June 30, 2013 was 39.8% compared to 40.2% for the six months ended June 30, 2012, excluding various discrete items.

The Company’s actual effective tax rates on continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Actual effective tax rate on continuing operations	39.6%	40.9%	38.1%	41.1%

Included in 2013 are discrete items including $3,274 of tax benefits associated with an entity reorganization within the Company’s Market-Based segment that allowed for the utilization of state net operating loss carryforwards and the release of a valuation allowance.

The Company adopted updated income tax accounting guidance at June 30, 2013, and as a result, reclassified $74,360 of unrecognized tax benefit from other long-term liabilities to deferred income taxes at December 31, 2012 to conform to the current presentation in the accompanying Consolidated Balance Sheets.

Note 9: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic pension benefit cost:
Service cost	$9,468	$8,507	$18,936	$17,014
Interest cost	17,024	17,521	34,048	35,042
Expected return on plan assets	(22,107)	(19,618)	(44,214)	(39,237)
Amortization of:
Prior service cost	181	180	362	361
Actuarial loss	9,292	7,403	18,585	14,805
Net periodic pension benefit cost	$13,858	$13,993	$27,717	$27,985

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic other postretirement benefit cost:
Service cost	$3,821	$3,525	$7,641	$7,051
Interest cost	7,175	7,858	14,350	15,716
Expected return on plan assets	(7,571)	(7,141)	(15,142)	(14,281)
Amortization of:
Prior service credit	(547)	(478)	(1,094)	(957)
Actuarial loss	2,782	2,385	5,564	4,769
Net periodic other postretirement benefit cost	$5,660	$6,149	$11,319	$12,298

The Company contributed $45,500 to its defined benefit pension plans in the first six months of 2013 and expects to contribute $21,275 during the balance of 2013. In addition, the Company contributed $13,993 for the funding of its other postretirement plans in the first six months of 2013 and expects to contribute $13,993 during the balance of 2013.

Note 10: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At June 30, 2013, the Company has accrued approximately $2,000 as probable costs and it is reasonably possible that additional losses could range up to $31,700 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,904,304 at June 30, 2013. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2013 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $970,180 at June 30, 2013. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 11: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $3,300 and $4,400 at June 30, 2013 and December 31, 2012, respectively. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at June 30, 2013 and December 31, 2012 include $8,373 and $8,656, respectively, related to the NOAA agreement.

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

The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations, net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Income from continuing operations	$101,263	$116,663	$158,906	$165,915
Loss from discontinued operations	0	(9,637)	0	(17,135)
Net income	101,263	107,026	158,906	148,780
Less: Distributed earnings to common shareholders	49,913	40,744	49,922	81,308
Less: Distributed earnings to participating securities	22	19	22	34
Undistributed earnings	51,328	66,263	108,962	67,438
Undistributed earnings allocated to common shareholders	51,307	66,235	108,921	67,411
Undistributed earnings allocated to participating securities	21	28	41	27
Total income from continuing operations available to common shareholders, basic	$101,220	$116,616	$158,843	$165,854
Total income available to common shareholders, basic	$101,220	$106,979	$158,843	$148,719
Weighted-average common shares outstanding, basic	177,716	176,331	177,522	176,122
Basic earnings per share:(a)
Income from continuing operations	$0.57	$0.66	$0.89	$0.94
Loss from discontinued operations, net of tax	$0.00	$(0.05)	$0.00	$(0.10)
Net income	$0.57	$0.61	$0.89	$0.84

(a)	Amounts may not sum due to rounding.

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

The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations, net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Diluted:
Total income from continuing operations available to common shareholders, basic	$101,220	$116,616	$158,843	$165,854
Loss from discontinued operations, net of tax	0	(9,637)	0	(17,135)
Total income available to common shareholders, basic	101,220	106,979	158,843	148,719
Undistributed earnings allocated to participating securities	21	28	41	27
Total income from continuing operations available to common shareholders, diluted	$101,241	$116,644	$158,884	$165,881
Total income available to common shareholders, diluted	$101,241	$107,007	$158,884	$148,746
Weighted-average common shares outstanding, basic	177,716	176,331	177,522	176,122
Stock-based compensation:
Restricted stock units	450	573	432	550
Stock options	742	586	760	623
Employee stock purchase plan	2	1	2	1
Weighted-average common shares outstanding, diluted	178,910	177,491	178,716	177,296
Diluted earnings per share:(a)
Income from continuing operations	$0.57	$0.66	$0.89	$0.94
Loss from discontinued operations, net of tax	$0.00	$(0.05)	$0.00	$(0.10)
Net income	$0.57	$0.60	$0.89	$0.84

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	342	634	342	634
Restricted stock units where certain performance conditions were not met	149	63	149	63

Note 13: Fair Value of Assets and Liabilities

Fair Value of Financial Instruments

The Company used the following methods and assumptions to estimate its fair value disclosures for financial instruments:

Current assets and current liabilities—The carrying amounts reported in the accompanying Consolidated Balance Sheets for current assets and current liabilities, including revolving credit debt, due to the short-term maturities and variable interest rates, approximate their fair values.

Preferred stock with mandatory redemption requirements and long-term debt—The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs. The fair values of instruments classified as Level 2 and 3 are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility A- (BBB+ at December 31, 2012) debt securities. The Company used these yield curve assumptions to derive a base yield for the Level 2 and Level 3 securities. Additionally, the Company adjusted the base yield for specific features of the debt securities including call features, coupon tax treatment and collateral for the Level 3 instruments.

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

		At Fair Value as of June 30, 2013
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stocks with mandatory redemption requirements	$19,294	$0	$0	$26,577	$26,577
Long-term debt (excluding capital lease obligations)	5,291,970	2,329,755	1,675,647	2,291,893	6,297,295

		At Fair Value as of December 31, 2012
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stocks with mandatory redemption requirements	$20,511	$0	$0	$27,263	$27,263
Long-term debt (excluding capital lease obligations)	5,303,729	2,400,847	1,677,776	2,252,272	6,330,895

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2013 and December 31, 2012, respectively:

	At Fair Value as of June 30, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$32,631	$0	$0	$32,631
Rabbi trust investments	0	458	0	458
Deposits	2,005	0	0	2,005
Mark-to-market derivative asset	0	4,855	0	4,855
Total assets	34,636	5,313	0	39,949
Liabilities:
Deferred compensation obligation	0	10,728	0	10,728
Total liabilities	0	10,728	0	10,728
Total net assets (liabilities)	$34,636	$(5,415)	$0	$29,221

	At Fair Value as of December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$40,547	$0	$0	$40,547
Rabbi trust investments	0	481	0	481
Deposits	2,103	0	0	2,103
Mark-to-market derivative asset	0	7,909	0	7,909
Total assets	42,650	8,390	0	51,040
Liabilities:
Deferred compensation obligation	0	10,237	0	10,237
Total liabilities	0	10,237	0	10,237
Total net assets (liabilities)	$42,650	$(1,847)	$0	$40,803

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

The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended June 30, 2013
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$647,897	$80,755	$(4,387)	$724,265
Depreciation and amortization	93,473	1,753	6,140	101,366
Total operating expenses, net	419,517	67,321	(4,460)	482,378
Income (loss) from continuing operations before income taxes	170,007	14,207	(16,495)	167,719
Total assets	12,969,687	259,404	1,748,286	14,977,377
Capital expenditures	215,091	1,653	0	216,744

	As of or for the Three Months Ended June 30, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$667,601	$82,795	$(4,789)	$745,607
Depreciation and amortization	84,702	1,649	5,978	92,329
Total operating expenses, net	406,417	73,971	(5,413)	474,975
Income (loss) from continuing operations before income taxes	204,874	9,672	(17,281)	197,265
Total assets	12,434,806	246,393	1,731,562	14,412,761
Capital expenditures	242,859	75	0	242,934
Capital expenditures of discontinued operations (included in above)	185	0	0	185

	As of or for the Six Months Ended June 30, 2013
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,221,134	$148,091	$(8,823)	$1,360,402
Depreciation and amortization	185,330	3,512	12,173	201,015
Total operating expenses, net	835,033	129,702	(10,453)	954,282
Income (loss) from continuing operations before income taxes	268,788	19,878	(32,136)	256,530
Total assets	12,969,687	259,404	1,748,286	14,977,377
Capital expenditures	427,356	2,474	0	429,830

	As of or for the Six Months Ended June 30, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,209,476	$163,376	$(8,691)	$1,364,161
Depreciation and amortization	169,490	3,330	11,613	184,433
Total operating expenses, net	801,059	144,727	(11,995)	933,791
Income (loss) from continuing operations before income taxes	295,290	20,155	(33,535)	281,910
Total assets	12,434,806	246,393	1,731,562	14,412,761
Capital expenditures	476,057	243	0	476,300
Capital expenditures of discontinued operations (included in above)	2,884	0	0	2,884

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies (“PUCs”) in the states in which they operate. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by the PUCs. We report the results of these businesses in our Market-Based Operations segment. For further description of our businesses see the “Business” section found in our Form 10-K for the year ended December 31, 2012 and subsequent filings with the SEC.

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

Financial Results. For the three months ended June 30, 2013, we reported net income of $101.3 million, or diluted earnings per share (“EPS”) of $0.57 compared to $107.0 million, or diluted EPS of $0.60 for the comparable period in 2012. Income from continuing operations was $101.3 million for the second quarter of 2013 compared to $116.7 million in the second quarter of 2012. Diluted income from continuing operations per average common share was $0.57 for the second quarter of 2013 as compared to $0.66 for the second quarter of 2012.

For the six months ended June 30, 2013, our net income amounted to $158.9 million, or diluted earnings per share of $0.89 compared to $148.8 million, or diluted EPS of $0.84 for the comparable period in 2012. Income from continuing operations was $158.9 million for the six months ended June 30, 2013 compared to $165.9 million for the same period in 2012. Diluted income from continuing operations per average common share was $0.89 for the six months ended June 30, 2013 as compared to $0.94 for the first six months of 2012.

The primary factor contributing to the decrease in income from continuing operations for the three months ended June 30, 2013 compared to the same period in 2012 was lower Regulated Businesses revenue.  The lower revenues were principally due to a decline in customer usage in 2013, most of which is attributable to weather. Also, adding to the decrease was higher depreciation expense, due to additional utility plant placed in service, including incremental expense of $3.3 million associated with our business transformation project, which has a much shorter depreciable life than most of our other utility plant assets. The decrease for the six months ended June 30, 2013 compared to the same period in 2012 was mainly due to higher depreciation expense of $16.6 million, with the impact of our business transformation project accounting for approximately $6.0 million of the change.  For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

In 2013, our goals include actively addressing regulatory lag that impacts return on our investments and promoting constructive regulatory frameworks, continuing to improve our regulated operation and maintenance (“O&M”) efficiency ratio, making efficient use of our capital and expanding both our Regulated Businesses segment through focused acquisitions and/or organic growth and our Market-Based Operations segment through core growth, expanding markets and new offerings.

We expect to file up to four general rate cases as well as file for infrastructure surcharges in 2013. Additionally, we expect, as part of our general rate case filings or in separate filings, to seek appropriate pass-through mechanisms for certain costs and forward-looking adjustments or mechanisms including those that recognize declining usage.

The progress that we have made in the first six months of 2013 with respect to these objectives is described below.

Addressing Regulatory Lag and Declining Usage. For the three months ended June 30, 2013, a number of rate increases  became effective.  On April 1, 2013, additional annualized revenue of $2.9 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective. Also, on April 1, 2013 the second step increase of $1.4 million from our 2012 New York rate case became effective.  On June 15, 2013, additional annualized revenue of $0.1 million resulting from an increase in rates in our Michigan subsidiary became effective.  Additionally, on June 21, 2013 annualized revenue of $5.4 million resulting from infrastructure charges in our Missouri subsidiary became effective.

The table below provides further details of annualized revenues, assuming a constant volume, resulting from rate authorizations granted:

	Annualized Rate Increases Granted
	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
	(In millions)
State
General Rate Cases
New York (a)	$1.4	$1.4
California (b)	—	3.5
Pennsylvania (c)	—	2.6
Other	0.1	0.1
Total General Rate cases	$1.5	$7.6

Infrastructure charges
Pennsylvania	$2.9	$9.4
Missouri	5.4	5.4
Total Infrastructure charges	$8.3	$14.8

(a)  Second step increase from the 2012 rate case became effective on April 1, 2013.  Final step increase of $1.2 million will be effective on April 1, 2014.

(b)  The escalation year increase of $3.5 million became effective on January 1, 2013.  The attrition year increase will be effective January 1, 2014.

(c)  Final step increase amounting to $2.6 million related to the 2010 Pennsylvania wastewater rate case that became effective January 1, 2013.

On July 1, 2013, additional annualized revenue of $3.7 million and $4.0 million resulting from infrastructure charges in our Pennsylvania and New Jersey subsidiaries became effective.

During the second quarter of 2013, we filed a number of general rate cases.  On April 30, 2013, we filed general rate cases in Pennsylvania and Iowa requesting additional annualized revenues of $58.6 million and $6.4 million, respectively. On May 10, 2013, $2.7 million in annualized revenues of the $6.4 million requested in the Iowa rate case was put into effect as interim rates under bond and subject to refund.

On May 1, 2013, we filed a proposed application to increase rates in California and on July 1, 2013 we filed an update to that filing for a total request of $33.5 million of additional annualized revenues which includes increases in 2016 and 2017 of $8.3 million and $6.7 million, respectively.

On July 9, 2013, our West Virginia subsidiary entered into a joint stipulation for their water and wastewater general rate case that was filed on December 14, 2012.  The stipulation, if approved, could provide $8.5 million in additional annualized revenue.  The agreement is pending regulatory approval.

On July 27, 2013, interim rates which would provide for an additional $12.3 million of annualized revenue were put into effect subject to refund for our Kentucky subsidiary. Interim rates reflect the full increase requested as allowed by state regulations.

As of August 1, 2013, we are awaiting final orders in five states, including Iowa and Kentucky,  requesting additional annualized revenues of $135.4 million. There is no assurance that all, or any portion, of these requested increases will be granted.

Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses. Our O&M efficiency ratio (a non-GAAP measure) is calculated on our Regulated Businesses’ operations and is defined as operation and maintenance expense divided by operating revenues where both operation and maintenance expense (“O&M”) and operating revenues are adjusted to eliminate the impact of purchased water. We also exclude the allocable portion of non-O&M support services costs, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the Statement of Operations. Our operating efficiency ratio was 38.1% for the three months ended June 30, 2013, compared to 36.6% for the three months ended June 30, 2012. Our operating efficiency ratio was 40.4% for the six months ended June 30, 2013 compared to 39.7% for the same period in 2012. The change in our 2013 O&M efficiency ratio for both the three and six months ended June 30, 2013 was primarily attributable to the decrease in revenue.

We evaluate our operating performance using this measure because management believes it is a direct measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report. The following table provides a reconciliation that compares operation and maintenance expense and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our O&M efficiency ratio for the three and six months ended June 30, 2013 as compared to the same period in 2012:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Total O&M expense	$323,320	$327,577	$635,523	$637,581
Less:
O & M expense – Market-Based Operations	64,122	71,107	123,346	138,872
O & M expense – Other	(13,093)	(13,561)	(29,056)	(29,253)
Total Regulated O&M expense	272,291	270,031	541,233	527,962
Less:
Regulated purchased water	26,819	27,597	50,803	50,007
Allocation of internal O&M costs	8,590	8,209	18,144	17,454
Adjusted Regulated O&M expense (a)	$236,882	$234,225	$472,286	$460,501

Total Operating Revenues	$724,265	$745,607	$1,360,402	$1,364,161
Less:
Operating revenues – Market-Based Operations	80,755	82,795	148,091	163,376
Operating revenues – Other	(4,387)	(4,789)	(8,823)	(8,691)
Total Regulated operating revenues	647,897	667,601	1,221,134	1,209,476
Less: Regulated purchased water expense*	26,819	27,597	50,803	50,007
Adjusted Regulated operating revenues (b)	$621,078	$640,004	$1,170,331	$1,159,469
Regulated O&M efficiency ratio (a)/(b)	38.1%	36.6%	40.4%	39.7%

* Calculation assumes purchased water revenues approximate purchased water expenses

Making Efficient Use of Capital. We invested approximately $429.8 million in Company-funded capital improvements during the six months ended June 30, 2013.

During the second quarter of 2013, we implemented Phase II of our business transformation project in a number of our regulated subsidiaries. Phase II consists of the roll-out of a new Enterprise Asset Management system, which manages an asset’s lifecycle, and a Customer Information system, which contains all billing and payment data pertaining to our Regulated Businesses segment customers. We expect to implement Phase II in our remaining regulated subsidiaries during the fourth quarter and expect it to be substantially complete by December 31, 2013. Through June 30, 2013, we have spent $294.9 million on our business transformation project, including allowance for funds used during construction (“AFUDC”), with $37.8 million spent in 2013. Expenditures associated with this project are included in our estimated capital expenditures of $950 million for 2013.

Expanding Markets and Developing New Offerings.  During the six months ended June 30, 2013, our Regulated Businesses completed the purchase of four water systems in Pennsylvania, California and Indiana and two wastewater systems in Pennsylvania and Missouri. These acquisitions added approximately 2,000 customers to our regulated operations. Also, during the first half of 2013, our Homeowner Services Group (“HOS”) announced that it expanded its water and sewer line protection programs into nine new states.

On May 2, 2013, we signed an agreement to purchase the stock of a wastewater utility company in Virginia for $12.0 million in cash plus the assumption of approximately $13.8 million in long-term debt.  The acquisition is subject to regulatory approval, which is anticipated in the fourth quarter of 2013. This acquisition will add approximately 20,000 wastewater customers to our Virginia regulated operations.

Consolidated Results of Operations and Variances

	For the three months ended June 30,			For the six months ended June 30,
	(In thousands, except per share data)
	2013	2012	Favorable (Unfavorable) Change	2013	2012	Favorable (Unfavorable) Change
Operating revenues	$724,265	$745,607	$(21,342)	$1,360,402	$1,364,161	$(3,759)
Operating expenses
Operation and maintenance	323,320	327,577	4,257	635,523	637,581	2,058
Depreciation and amortization	101,366	92,329	(9,037)	201,015	184,433	(16,582)
General taxes	57,806	55,282	(2,524)	117,952	112,403	(5,549)
Gain on asset dispositions and purchases	(114)	(213)	(99)	(208)	(626)	(418)
Total operating expenses, net	482,378	474,975	(7,403)	954,282	933,791	(20,491)
Operating income	241,887	270,632	(28,745)	406,120	430,370	(24,250)
Other income (expenses)
Interest, net	(77,757)	(79,730)	1,973	(155,871)	(159,384)	3,513
Allowance for other funds used during construction	3,699	5,076	(1,377)	7,095	9,438	(2,343)
Allowance for borrowed funds used during construction	1,770	2,313	(543)	3,423	4,394	(971)
Amortization of debt expense	(1,624)	(1,361)	(263)	(3,205)	(2,627)	(578)
Other, net	(256)	335	(591)	(1,032)	(281)	(751)
Total other income (expenses)	(74,168)	(73,367)	(801)	(149,590)	(148,460)	(1,130)
Income from continuing operation before income taxes	167,719	197,265	(29,546)	256,530	281,910	(25,380)
Provision for income taxes	66,456	80,602	14,146	97,624	115,995	18,371
Income from continuing operations	101,263	116,663	(15,400)	158,906	165,915	(7,009)
Loss from discontinued operations, net of tax	—	(9,637)	9,637	—	(17,135)	17,135
Net income	$101,263	$107,026	$(5,763)	$158,906	$148,780	$10,126

Basic earnings per common share: (a)
Income from continuing operations	$0.57	$0.66		$0.89	$0.94
Loss from discontinued operations, net of tax	$0.00	$(0.05)		$0.00	$(0.10)
Net income	$0.57	$0.61		$0.89	$0.84
Diluted earnings per common share: (a)
Income from continuing operations	$0.57	$0.66		$0.89	$0.94
Loss from discontinued operations, net of tax	$0.00	$(0.05)		$0.00	$(0.10)
Net income	$0.57	$0.60		$0.89	$0.84
Average common shares outstanding during the period:
Basic	177,716	176,331		177,522	176,122
Diluted	178,910	177,491		178,716	177,296

(a)	Amounts may not sum due to rounding

The following is a discussion of the consolidated results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012:

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating revenues. Consolidated operating revenues for the three months ended June 30, 2013 decreased $21.3 million, or 2.9%, compared to the same period in 2012. The variance is mainly attributable to a $19.7 million decrease in our Regulated Businesses segment mainly as a result of a decrease in demand in 2013 compared to 2012 and a $2.0 million decrease in our Market-Based Operations segment primarily due to the termination of certain municipal and industrial operations and maintenance contracts in the Contract Operations Group in 2012. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance (“O&M”) expense for the three months ended June 30, 2013 decreased by $4.3 million, or 1.3%, compared to the same period in 2012. Included in O&M expense for the three months ended June 30, 2013 is approximately $1.5 million in compensation related expenses attributable to the change in our Chief Financial Officer. For further discussions on the changes in our Regulated and Market-Based segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $9.0 million, or 9.8%, for the three months ended June 30, 2013 compared to the same period in the prior year principally as a result of additional utility plant placed in service, including Phase I and Phase II of our business transformation project that went into service during the third quarter of 2012 and the second quarter of 2013, respectively.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $2.5 million, or 4.6%, for the three months ended June 30, 2013, compared to the same period in 2012.  This increase was principally due to higher property taxes most of which is the result of incremental taxes associated with our New York acquisition in the second quarter of the prior year.

Other income (expenses). Other expenses increased by $0.8 million, or 1.1%, for the three months ended June 30, 2013 compared to the same period in the prior year. The change is primarily due to a reduction in AFUDC of $1.9 million attributable to decreased construction activities in the second quarter of 2013 compared to the same period in 2012 as well as additional amortization of deferred debt financing costs associated with the new unsecured revolving credit facility that was entered into during the fourth quarter of 2012. Partially offsetting these expenses was a reduction in interest expense of $2.0 million.

Provision for income taxes. Our consolidated provision for income taxes decreased $14.1 million, or 17.6%, to $66.5 million for the three months ended June 30, 2013. The effective tax rates for the three months ended June 30, 2013 and 2012 were 39.6% and 40.9%, respectively.

Loss from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico and Ohio were classified as discontinued operations for the three months ended June 30, 2012. For the three months ended June 30, 2012, the loss from discontinued operations, net of tax included the recognition of a $5.2 million pre-tax loss on the disposition of our Ohio subsidiary and a $2.4 million pre-tax post-closing sales price adjustment in connection with the disposition of our Arizona and New Mexico subsidiaries.

Six Months Ended June 30, 2013 Compared To Six Months Ended June 30, 2012

Operating revenues. Consolidated operating revenues for the six months ended June 30, 2013 decreased $3.8 million, or 0.3%, compared to the same period in 2012. The variance is mainly attributable to a $15.3 million decrease in our Market-Based Operations segment related to a decline in our Contract Operations Group revenues mainly as a result of the termination of certain municipal and industrial operations and maintenance contracts in 2012, partially offset by an $11.7 million increase in our Regulated Businesses segment mainly as a result of rate increases and incremental revenues due to acquisitions, which were partially offset by reduced consumption in 2013 compared to 2012 . For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the six months ended June 30, 2013 decreased by $2.1 million, or 0.3%, compared to the same period in 2012. As noted above, compensation related expenses of $1.5 million were recorded in the second quarter of 2013 associated with the change in our Chief Financial Officer.  For further information, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $16.6 million, or 9.0%, for the six months ended June 30, 2013 compared to the same period in the prior year mainly as a result of additional utility plant placed in service, including Phase I and Phase II of our business transformation project.

General Taxes. General taxes expense increased by $5.5 million, or 4.9%, for the six months ended June 30, 2013 compared to the same period in the prior year.  This increase was principally due to higher property taxes mostly related to the properties acquired  in our New York acquisition in the second quarter of 2012.

Other income (expenses). Other expenses increased by $1.1 million, or 0.8%, for the six months ended June 30, 2013 compared to the same period in the prior year. The change is principally due to a reduction in AFUDC of $3.3 million attributable to decreased construction activities in the first half of 2013 compared to the same period in 2012 as well as additional amortization of deferred debt financing costs associated with the new unsecured revolving credit facility that was entered into during the fourth quarter of 2012. Partially offsetting these expense increases was a reduction in interest expense of $3.5 million associated with a reduction in the outstanding debt in addition to lower interest rates obtained on 2012 refinancings.

Provision for income taxes. Our consolidated provision for income taxes decreased $18.4 million, or 15.8%, to $97.6 million for the six months ended June 30, 2013. The effective tax rates for the six months ended June 30, 2013 and 2012 were 38.1% and 41.1%, respectively. The 2013 rate includes a $3.3 million tax benefit associated with a legal structure reorganization within our Market-Based Operations segment. This strategic restructuring allowed us to utilize state net operating loss carryforwards, which without the restructuring most likely would not have been utilized prior to their expiration.

Loss from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico and Ohio were classified as discontinued operations for the six months ended June 30, 2012. For the six months ended June 30, 2012, income from discontinued operations, net of tax included the recognition of tax expense related to the difference between the tax basis and book basis of assets upon the sale of Arizona, New Mexico and Ohio that resulted in taxable gains, since an election was made under Section 338(h)(10) of the Internal Revenue Code to treat the sales as asset sales, as well as the loss on disposition of our Ohio subsidiary and the sales price adjustment in connection with the disposition of Arizona and New Mexico subsidiaries.

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

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(In thousands)
Operating revenues	$647,897	$667,601	$(19,704)	$1,221,134	$1,209,476	$11,658
Operating and maintenance expense	272,291	270,031	2,260	541,233	527,962	13,271
Operating expenses, net	419,517	406,417	13,100	835,033	801,059	33,974
Income from continuing operations before income taxes	170,007	204,874	(34,867)	268,788	295,290	(26,502)

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is generally subject to PUC regulation and our results of operations are impacted significantly by rates authorized by the PUCs in the states in which we operate.

Operating revenues decreased by $19.7 million, or 3.0%, for the three months ended June 30, 2013, as compared to the same period in 2012.  The decrease in revenues associated with lower demand amounted to approximately $31.0 million and was primarily due to hot and dry weather conditions in the central and northeast portions of the country in 2012 versus very wet weather conditions in 2013.  This decrease was partially offset by revenue increases due to rate increases obtained through rate authorizations for a number of our operating companies of $15.8 million, additional revenues associated with acquisitions of $2.2 million less a retroactive adjustment totaling $7.2 million resulting from the issuance of a final rate order in California in the second quarter of 2012.  For the six months ended June 30, 2013, operating revenues increased by $11.7 million or 1.0% as compared to the same period in 2012. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our  regulated subsidiariess, the impact of which was approximately $37.3 million.  Additional revenues of $7.2 million are associated with acquisitions, the most significant being our New York acquisition in the second quarter of 2012, and increased surcharge and amortization of balancing accounts of $6.0 million. These increases were partially offset by decreased revenues of approximately $35.8 million as a result of lower demand driven by weather variations year over year and by a regulatory adjustment of $3.4 million recorded in the prior year by our California subsidiary.

The following table provides information regarding the Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the three months ended June 30,
	2013		2012		2013		2012
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)

Customer Class
Water service
Residential	$367,611	56.7%	$383,879	57.5%	42,690	51.4%	45,281	51.1%
Commercial	134,038	20.7%	130,917	19.6%	19,448	23.4%	20,280	22.9%
Industrial	31,146	4.8%	31,486	4.7%	8,271	10.0%	9,754	11.0%
Public and other	80,008	12.4%	79,567	11.9%	12,667	15.2%	13,353	15.0%
Other water revenues	3,875	0.6%	10,911	1.7%	—	—	—	—
Total water revenues	$616,678	95.2%	$636,760	95.4%	83,076	100.0%	88,668	100.0%
Wastewater revenues	20,351	3.1%	19,669	2.9%
Other revenues	10,868	1.7%	11,172	1.7%
	$647,897	100.0%	$667,601	100.0%

	For the six months ended June 30,
	2013		2012		2013		2012
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)

Customer Class
Water service
Residential	$689,275	56.5%	$689,776	57.0%	80,678	50.9%	83,745	50.8%
Commercial	246,900	20.2%	237,589	19.6%	36,370	23.0%	37,470	22.7%
Industrial	59,038	4.8%	57,967	4.8%	17,154	10.8%	18,729	11.3%
Public and other	154,501	12.7%	150,848	12.5%	24,294	15.3%	25,079	15.2%
Other water revenues	9,008	0.7%	14,097	1.2%	—	—	—	—
Total water revenues	$1,158,722	94.9%	$1,150,277	95.1%	158,496	100.0%	165,023	100.0%
Wastewater revenues	40,235	3.3%	38,790	3.2%
Other revenues	22,177	1.8%	20,409	1.7%
	$1,221,134	100.0%	$1,209,476	100.0%

Water Services – Water service operating revenues from residential customers for the three months ended June 30, 2013 totaled $367.6 million, a $16.3 million decrease, or 4.2%, over the same period of 2012. For the six months ended June 30, 2013, these revenues decreased by $0.5 million, or 0.1%, compared to the six months ended June 30, 2012. These decreases are mainly due to a decrease in sales volume related to weather abnormalities in the eastern and midwestern operating states of hot and dry conditions in 2012 and extremely wet weather in the Northeast and Midwest portions of the country in 2013.  Partially offsetting the decreases were revenue increases related to rate increases. The volume of water sold and billed to residential customers decreased by 5.7% for the three months ended June 30, 2013 to 42.7 billion gallons, from 45.3 billion gallons for the same period in 2012. For the six months ended June 30, 2013, the volume sold and billed to these customers decreased by 3.7% as compared to the same period in 2012.  We believe that the majority of these decreases for both the three and six months ended June 30, 2013 was due to the weather abnormalities in 2012 and 2013.

Water service operating revenues from commercial water customers for the three months ended June 30, 2013 increased by $3.1 million, or 2.4%, to $134.0 million, compared to the same period in 2012. For six months ended June 30, 2013, these revenues increased by $9.3 million, or 3.9%, to $246.9 million, compared to June 30, 2012.  These increases are primarily due to rate increases and a billing adjustment for a certain customer in our New Jersey service area which is partially offset by decreased sales volume. The volume of water sold and billed to commercial customers decreased by 4.1% and 2.9% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This decrease is mainly attributable to the implementation of our new CIS system in certain of our regulated operating subsidiaries.  Because of the implementation, we made a conscious decision to increase the level of scrutiny and verification around bills being generated by the new system, in particular larger or more complex bills.  Subsequently, there was a decrease in billed sales volumes and an increase in unbilled usage during the second quarter of 2013 compared to the prior year.

Water service operating revenues from industrial customers totaled $31.1 million for the three months ended June 30, 2013, a decrease of $0.3 million, or 1.1%, from those recorded for the same period in 2012, and is mainly due to a decrease in sales volume partially offset by rate increases.  For the six months ended June 30, 2013, water service operating revenues from industrial customers increased $1.1 million, or 1.8%, to $59.0 million, compared to the same period of 2012 and is primarily due to rate increases. The volume of water sold and billed to industrial customers totaled 8.3 billion gallons for the three months ended June 30, 2013, a decrease of 15.2% from 9.8 billion gallons for the three months ended June 30, 2012.  The volume of water sold and billed to industrial customers for the six months ended June 30, 2013 decreased 8.4% compared to the six months ended June 30, 2012.  Consistent with the commercial decrease explained above, these volume decreases are mainly attributable to the implementation of our new CIS system and the increased level of bill review.

Other water revenues for the three months ended June 30, 2013 totaled $3.9 million, a decrease of $7.0 million, or 64.5%.  For the six months ended June 30, 2013, these revenues decreased by $5.1 million, or 36.1%, to $9.0 million.  These decreases are primarily due to a reduction in the water revenue adjustment mechanism in our California and New York subsidiaries.

Other revenues – Other revenues, which include such items as reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and similar items, decreased $0.3 million, or 2.7%, for the three months ended June 30, 2013.  These revenues have increased $1.8 million, or 8.7%, for the six months ended June 30, 2013, from those recorded for the same period in 2012.  This increase is primarily due to the additional surcharge revenues partially offset by decreases in revenues related to billings for others, reconnection and late fees as well as the insurance proceeds recorded in the prior year for the business interruption for our Joplin, Missouri service area affected by tornados in 2011.

Operation and maintenance. Operation and maintenance expense increased $2.3 million, or 0.8%, and $13.3 million, or 2.5%, for the three and six months ended June 30, 2013, respectively, compared to the same period in 2012. Included in these increases are incremental costs in 2013 associated with our New York acquisition, which occurred on May 1, 2012, of $1.2 million and $4.6 million, for the three and six months ended June 30, 2013, respectively.

The following table provides information regarding operation and maintenance expense for the three and six months ended June 30, 2013 and 2012, by major expense category:

	For the three months ended June 30,				For the six months ended June 30,
	2013	2012	Increase (Decrease)	Percentage	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$65,155	$67,427	$(2,272)	(3.4)%	$125,605	$125,887	$(282)	(0.2)%
Employee-related costs	115,283	117,353	(2,070)	(1.8)%	228,484	233,008	(4,524)	(1.9)%
Operating supplies and services	55,423	46,854	8,569	18.3%	109,783	94,869	14,914	15.7%
Maintenance materials and supplies	14,097	15,861	(1,764)	(11.1)%	32,376	32,056	320	1.0%
Customer billing and accounting	12,015	10,520	1,495	14.2%	22,187	19,407	2,780	14.3%
Other	10,318	12,016	(1,698)	(14.1)%	22,798	22,735	63	0.3%
Total	$272,291	$270,031	$2,260	0.8%	$541,233	$527,962	$13,271	2.5%

For the three and six months ended June 30, 2013, production costs and employee-related costs accounted for approximately 66% and 65%, respectively, of the total Regulated Businesses’ operation and maintenance expense, compared to 68% for both of these periods in 2012.  These items are discussed in more detail below.

Production costs by major expense type were as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2013	2012	Increase (Decrease)	Percentage	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased water	$26,819	$27,597	$(778)	(2.8)%	$50,803	$50,007	$796	1.6%
Fuel and power	20,259	21,008	(749)	(3.6)%	40,237	41,108	(871)	(2.1)%
Chemicals	11,330	12,522	(1,192)	(9.5)%	21,934	22,030	(96)	(0.4)%
Waste disposal	6,747	6,300	447	7.1%	12,631	12,742	(111)	(0.9)%
Total	$65,155	$67,427	$(2,272)	(3.4)%	$125,605	$125,887	$(282)	(0.2)%

Overall, production costs decreased for the three and six months ended June 30, 2013, compared to the same period in the prior year, as a result of lower production and sales during the second quarter of 2013.

Employee-related costs, including salaries and wages, group insurance, and pension expense, decreased $2.1 million, or 1.8%, for the three months ended June 30, 2013, compared to the same period in the prior year. These employee-related costs represent approximately 42% and 43% of operation and maintenance expense for the three months ended June 30, 2013 and 2012, respectively. These costs also decreased $4.5 million or 1.9%, for the six months ended June 30, 2013, compared to the same period in the prior year. These employee-related costs represent approximately 42% and 44%, of operation and maintenance expense for the six months ended June 30, 2013 and 2012, respectively.

The following table provides information with respect to components of employee-related costs for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,				For the six months ended June 30,
	2013	2012	Increase (Decrease)	Percentage	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Salaries and wages	$81,561	$82,287	$(726)	(0.9)%	$160,406	$160,918	$(512)	(0.3)%
Pensions	12,257	14,465	(2,208)	(15.3)%	24,628	27,823	(3,195)	(11.5)%
Group insurance	16,803	16,501	302	1.8%	33,647	35,431	(1,784)	(5.0)%
Other benefits	4,662	4,100	562	13.7%	9,803	8,836	967	10.9%
Total	$115,283	$117,353	$(2,070)	(1.8)%	$228,484	$233,008	$(4,524)	(1.9)%

The overall decrease in employee-related costs for the three and six months ended June 30, 2013, compared to the same period in 2012, was primarily due to decreased pension expense. The decrease in pension expense for the three and six months ended June 30, 2013 was primarily due to decreased contributions in certain of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974.  Also, adding to this decrease was the inclusion of a $1.7 million charge in both the three and six months ended June 30, 2012 resulting from the finalization of our California rate case. Also contributing to the six months ended June 30, 2013 decrease was lower group insurance expense, which was mainly attributable to higher capitalization rates and reduced headcount. Salaries and wages expense was relatively unchanged for the three and six months ended June 30, 2013, compared to 2012, with increases related to annual wage increases and increased overtime expense offset by higher capitalization rates and $2.4 million of severance-related costs included in the 2012 period.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, transportation expenses, information systems rental charges and other office equipment rental charges. These costs increased $8.6 million, or 18.3%, and $14.9 million, or 15.7%, for the three and six months ended June 30, 2013, respectively. The overall increase was primarily due to higher contracted services, mainly as a result of backfilling positions; the use of contractors for other specific projects; and lastly, additional incremental costs attributable to the continued maturity of our Enterprise Resource Planning system in conjunction with the implementation of Phase I of our business transformation project. Also, contributing to the increase in operating supplies and services is the 2013 operating costs associated with the New York acquisition. Partially offsetting these increases were lower transportation expenses due to a reduction in leased vehicle costs.

Maintenance materials and supplies, which include emergency repairs as well as costs for preventive maintenance, decreased $1.8 million, or 11.1%, for the three months ended June 30, 2013, mainly due to lower tank painting in 2013 in our New Jersey subsidiary of $1.4 million.  The six months ended June 30, 2013 is relatively consistent with the prior year six month costs.

Customer billing and accounting expenses, which include uncollectible accounts expense, postage and other customer related expenses, increased $1.5 million, or 14.2%, and $2.8 million, or 14.3%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year, primarily due to an increase in uncollectible expense associated with an increase in our Regulated Businesses’ customer accounts receivable attributable to rate increases and an increase in the overall aging of receivables.

Other operation and maintenance expense includes casualty and liability insurance premiums and regulatory costs. For the three and six months ended June 30, 2013, the cost decreases were primarily driven by lower casualty insurance costs as a result of historical claims experience and retroactive adjustments.

Operating expenses. The increase in operating expenses, for the three and six months ended June 30, 2013, is due to the increases in operation and maintenance expense explained above, higher depreciation and amortization expense of $8.8 million and $15.8 million, respectively, and higher general tax expense of $2.1 million and $4.8 million, respectively. The increase in depreciation and amortization is primarily due to additional utility plant placed in service, including Phase I and Phase II of our business transformation project. The increases in general tax expense are primarily due to higher property taxes incurred as a result of our New York acquisition in the second quarter of 2012.

Income from continuing operations before income taxes. The $34.9 million and $26.5 million decreases, for the three and six months ended June 30, 2013, respectively, are the result of the aforementioned changes in operating revenue and operating expenses.

Market-Based Operations

The following table provides financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(In thousands)
Operating revenues	$80,755	$82,795	$(2,040)	$148,091	$163,376	$(15,285)
Operating and maintenance expense	64,122	71,107	(6,985)	123,346	138,872	(15,526)
Operating expenses, net	67,321	73,971	(6,650)	129,702	144,727	(15,025)
Income from continuing operations before income taxes	14,207	9,672	4,535	19,878	20,155	(277)

Operating revenues. The net decrease in revenues is primarily attributable to a decrease in the Contract Operations Group revenues of $5.1 million and $19.8 million for the three and six months ended June 30, 2013, respectively.  These decreases are predominantly related to the termination of certain municipal and industrial operations and maintenance contracts, which amount to approximately $6.9 million for the three month period and $12.6 million for the six month period.  Additionally, revenues from capital project activities associated with military construction decreased $0.9 million and $10.7 million, for the three and six month periods, respectively, due to lower levels of work as compared to the prior year.  Also contributing to the decreases were lower revenues in our Residuals Operations Group of $1.0 million and $0.7 million, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 due to lower levels of work performed.  These decreases were offset by a $2.3 million increase due to price redeterminations for three of our military contracts as well as increases of $4.5 million and $5.9 million for the three and six months ended June 30, 2013, respectively, in our HOS revenues associated with contract growth, most notably in New York City.

Operation and maintenance. Operation and maintenance expense decreased $7.0 million, or 9.8%, and $15.5 million, or 11.2%, for the three and six months ended June 30, 2013, respectively.

The following table provides information regarding categories of operation and maintenance expense for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,				For the six months ended June 30,
	2013	2012	Increase (Decrease)	Percent	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$9,526	$11,479	$(1,953)	(17.0)%	$19,585	$23,518	$(3,933)	(16.7)%
Employee-related costs	16,176	18,617	(2,441)	(13.1)%	32,507	36,482	(3,975)	(10.9)%
Operating supplies and services	27,026	28,669	(1,643)	(5.7)%	48,496	56,088	(7,592)	(13.5)%
Maintenance materials and supplies	10,212	9,805	407	4.2%	20,798	18,834	1,964	10.4%
Other, including uncollectible expense	1,182	2,537	(1,355)	(53.4)%	1,960	3,950	(1,990)	(50.4)%
Total	$64,122	$71,107	$(6,985)	(9.8)%	$123,346	$138,872	$(15,526)	(11.2)%

As noted in the table above, decreases in operating supplies and services, production costs and employee-related costs were partially offset by an increase in maintenance materials and supplies and correspond with the decrease in revenues above. The decrease in production costs and employee-related costs is mostly due to the termination of certain municipal and industrial operations and maintenance contracts.  The decrease in operating supplies and services is attributable to the decreased construction activity for our military contracts and is partially offset by increased HOS contracted services expense as well as printing and postage costs associated with expanding into new markets, including New York City. The increase in maintenance materials and services is primarily due to higher HOS repair costs, which is attributable to new contracts, an increase in the number of claims, as well as an increase in the average cost per claim and is partially offset by the terminated municipal and industrial operations and maintenance contracts.  The decrease in the other category is mainly due to decreases in uncollectible accounts expense of $1.2 million and $1.6 million for the three and six months ended June 30, 2013, respectively.  These decreases are due to improved collection experience for certain municipal and industrial operations and maintenance contracts.

Operating expense. The changes in operating expenses for the three and six months ended June 30, 2013, compared to the same periods in 2012, are primarily due to the variances in the operation and maintenance expense explained above.

Income from continuing operations before income taxes. The $4.5 million increase and $0.3 million decrease for the three and six months ended June 30, 2013, compared to the same periods in 2012, are the result of the aforementioned changes in operating revenues and operating expenses.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term capital requirements. We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets, and to the extent necessary, our revolving credit facility, which has a diversified group of banks. We regularly evaluate the capital markets as well as closely monitor the financial condition of the financial institutions associated with the revolving credit facility.

In order to meet our short-term liquidity needs, we, through American Water Capital Corp. (“AWCC”), our financing subsidiary, issue primarily commercial paper, which is supported by the revolving credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit. As of June 30, 2013, AWCC had no outstanding borrowings and $28.9 million of outstanding letters of credit under the revolving credit facility. As of June 30, 2013, AWCC had $971.1 million available under the credit facility that we can use to fulfill our short-term liquidity needs, to issue letters of credit and back our $466.5 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from operating activities for the six months ended June 30, 2013 were $290.2 million compared to $316.9 million for the six months ended June 30, 2012.

The following table provides a summary of the major items affecting our cash flows from operating activities for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
	2013	2012
	(In thousands)
Net income	$158,906	$148,780
Add (subtract):
Non-cash operating activities (1)	329,592	305,066
Changes in working capital (2)	(138,808)	(74,384)
Pension and postretirement healthcare contributions	(59,493)	(62,591)
Net cash flows provided by operations	$290,197	$316,871

(1)

Includes, depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on accounts receivable, allowance for other funds used during construction, gain on asset dispositions and purchases, pension and non-pension postretirement benefits expense, stock-based compensation expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.

(2)

Changes in working capital include changes to receivables and unbilled utility revenue, taxes receivable including income taxes, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued, change in book overdraft and other current liabilities.

Our working capital needs are primarily limited to funding the increase in our customer accounts receivable and unbilled revenues which is mainly associated with the revenue increase as a result of rate increases in our Regulated Businesses. We address this timing issue through the aforementioned liquidity funding mechanisms.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the periods indicated:

	For the six months ended June 30,
	2013	2012
	(In thousands)
Net capital expenditures	$(429,830)	$(476,300)
Proceeds from sale of assets and securities	580	560,010
Acquisitions	(4,602)	(44,293)
Other investing activities, net (1)	(25,535)	(9,748)
Net cash flows provided by (used in) investing activities	$(459,387)	$29,669

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

Cash flows used in investing activities for the six months ended June 30, 2013 was $459.4 million compared to cash flows provided by investing activities of $29.7 million for the six months ended June 30, 2012.  The variance from 2012 to 2013 is mainly attributable to the fact that the 2012 amount included proceeds received from the sale of our Arizona and New Mexico subsidiaries. Also, reflected in the 2012 amount was the purchase of seven regulated water systems in New York.  The decrease in net capital expenditure of $46.5 million is principally due to a reduction in our capital spending for our business transformation project.

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

The following table provides information on long-term debt that was issued during the first six months of 2013:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Other subsidiaries	Private activity bonds and government funded debt-fixed rate	1.59%	2033	$1,378
Total issuances				$1,378

Proceeds from the above issuances were received from Pennsylvania Infrastructure Investment Authority and will be used to fund certain specified projects. We also assumed $0.1 million of debt via acquisition in the second quarter of 2013.

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first six months of 2013:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Other subsidiaries (1)	Private activity bonds and government funded debt-fixed rate	0.00%-5.50%	2013-2041	$6,502
Other subsidiaries	Mortgage bonds-fixed rate	6.59%	2013	2,000
Other subsidiaries	Mandatory redeemable preferred stock	8.49%	2036	1,200
Other	Capital leases and other			232
Total retirements and redemptions				$9,934

(1)	Includes $3,025 thousands of non-cash redemptions via the use of restricted funds.

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other viable transactions.

Credit Facilities and Short-Term Debt

Short-term debt at June 30, 2013 consists of the following:

Amount (In thousands)
Commercial paper, net	$466,462
Total short-term debt	$466,462

The following table provides information as of June 30, 2013 regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under the revolving credit facilities.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
June 30, 2013	$1,000,000	$971,107	$150,000	$121,107	$466,462	$—

The weighted-average interest rate on short-term borrowings for the three months ended June 30, 2013 and 2012 was approximately 0.35% and 0.49%, respectively, and 0.38% and 0.51% for the six months ended June 30, 2013 and 2012, respectively.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At June 30, 2013	At December 31, 2012
Common stockholders’ equity and preferred stock without mandatory redemption rights	44%	44%
Long-term debt and redeemable preferred stock at redemption value	50%	52%
Short-term debt and current portion of long-term debt	6%	4%
	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in the ability to pay dividends, issue new debt or access our revolving credit facility. We were in compliance with our covenants as of June 30, 2013. Our failure to comply with restrictive covenants under our credit facility could accelerate repayment obligations. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of June 30, 2013, our ratio was 0.56 to 1.00 and therefore we were in compliance with the covenant.

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

On May 24, 2013, Standard & Poor’s Ratings Service, which we refer to as S & P, upgraded its corporate credit rating to A- on AWCC and American Water and AWCC’s “A2” short term rating. On that date, they also confirmed its stable rating outlook for American Water and AWCC. On May 29, 2013, Moody’s upgraded its rating outlook for both American Water and AWCC from Baa2 to Baa1 and revised its rating outlook to stable.

The following table shows the Company’s securities ratings as of June 30, 2013:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa1	A-
Commercial paper	P2	A2

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

On June 3, 2013, the Company made cash dividend payments of $0.28 per share to all shareholders of record as of May 24, 2013.  In order to provide an opportunity for our shareholders to take advantage of lower 2012 tax rates, the cash dividend payment that would have historically been paid in March 2013 was paid in December 2012.  In March and June 2012, we made cash dividend payments of $0.23 per share to all shareholders of record as of February 3, 2012 and April 20, 2012, respectively.

On July 30, 2013, our board of directors declared a quarterly cash dividend payment of $0.28 per share payable on September 3, 2013 to all shareholders of record as of August 19, 2013.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of June 30, 2013 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

On May 20, 2013, we implemented the Enterprise Asset Management system and the Customer Information system modules of our ERP, SAP ECC 6.0 for certain of our Regulated operating subsidiaries.

The implementation was part of our continued focus on upgrading and enhancing our financial systems with the goals of increasing our operating efficiencies and effectiveness and controlling the costs associated with the operation of our business, all of which are important to providing quality and reliable service to our customers and communities we serve.  It was not in response to any internal control deficiencies.  We are in the process of testing the internal controls over financial reporting resulting from modifications to our business processes.  Although efforts have been made to minimize any adverse impact on our controls, we cannot assure that all such impacts have been mitigated.

With the exception of the EAM and CIS implementations, described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) in Part I, Item 3, “Legal Proceedings:”

As described in the Form 10-K, California-American Water Company (“CAWC”) filed an application with the California Public Utilities Commission (“CPUC”) for approval of the Monterey Peninsula Water Supply Project (the “New Project”).  On July 31, 2013, CAWC entered into a settlement agreement with 15 other parties that have intervened in the CPUC proceedings with respect to the New Project, including several Monterey County government entities, the Division of Ratepayer Advocates of the CPUC and several interest groups.  Under the settlement agreement, the parties have agreed on several matters relating to the New Project, including, among other things, the following:  cost caps for the desalination plant and certain pipeline facilities to be constructed by CAWC aggregating $295.7 million to $338.4 million, depending on the size of the desalination ultimately approved by the CPUC; the process for recovery of project costs, including cost recovery for capital (CAWC agreed to maintain a fixed equity investment in the New Project equal to approximately 27% of total costs related to the desalination plant and certain other facilities to be constructed by CAWC), and operation and maintenance costs;  procedures by which CAWC may seek recovery for reasonable and prudent costs above the caps; recommended criteria the CPUC should use to determine whether CAWC should build a smaller desalination plant to accommodate CAWC’s purchase of water from the proposed Monterey Peninsula Groundwater Replenishment Project (the “GWR Project”); the development of a hydrogeologic study work plan to determine the extent, if any, to which the proposed New Project may adversely affect the Salinas River Groundwater Basin and the water supply; contingency measures if the initially proposed intake wells, brine discharge mechanisms and plant location are infeasible; and financing mechanisms for the New Project.  In a separate settlement agreement among most of the same parties, the participating parties agreed on sizing of the desalination plant at 9.6 million gallons per day, if the GWR Project does not supply water to CAWC, and, if the GWR Project supplies water to CAWC, either 6.4 million gallons per day or 6.9 million gallons per day depending on discrete capacities of GWR Project water.

The settlement agreements are subject to the approval of the CPUC and will not take effect unless the CPUC determines they are reasonable within the law and the public interest, and until the CPUC certifies an environmental impact report for the proposed New Project, scheduled for June 2014.  Moreover, as noted in the Form 10-K, CAWC’s ability to move forward on the New Project will be subject to extensive administrative review, including public hearings before the CPUC and testimony from intervening parties, including some that are not participants in the settlement agreements.  We cannot assure that CAWC’s application for the New Project will be approved or that the New Project will be completed on a timely basis, if ever.

In addition, the Form 10-K describes CAWC’s filing of formal claim with the Marina Coast Water District (“MCWD”) seeking monetary damages from MCWD, and the Board of MCWD’s notice that it rejected CAWC’s claim.  Subsequently, CAWC and MCWD entered into a tolling agreement and extension of the agreement with respect to CAWC’s claims, which toll applicable statutes of limitations and the deadline for commencement of litigation regarding CAWC’s claims until October 14, 2013.

The Form 10-K also discloses a settlement agreement between CAWC, the Monterey County Water Resources Agency (“MCWRA”) and Monterey County.  On May 24, 2013, CAWC filed an application with the CPUC for approval of the settlement agreement and rate recovery on CAWC’s debt forgiveness and additional payments to MCWRA under the settlement agreement.  The application is pending.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

*10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Form of Stock Unit Grant Agreement for Non-Employee Directors

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of, Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August, 2013.

AMERICAN WATER WORKS COMPANY, INC. (REGISTRANT)

/S/ Jeffry Sterba
Jeffry Sterba President and Chief Executive Officer Principal Executive Officer

/S/ Susan N. Story
Susan N. Story Senior Vice President and Chief Financial Officer Principal Financial Officer

/S/ Mark Chesla
Mark Chesla Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Form of Stock Unit Grant Agreement for Non-Employee Directors

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

* filed herewith.