Form 10-Q
period 2013-09-30
American Water Works Company, Inc.
filed 2013-11-06
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.01 par value per share	178,274,197 shares

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2013

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Property, plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,815,118 at September 30 and $3,657,221 at December 31	$11,963,377	$11,584,944
Nonutility property, net of accumulated depreciation of $223,953 at September 30 and $199,467 at December 31	149,190	154,420
Total property, plant and equipment	12,112,567	11,739,364
Current assets
Cash and cash equivalents	32,454	24,433
Restricted funds	25,429	29,756
Accounts receivable	288,788	221,655
Allowance for uncollectible accounts	(32,241)	(26,874)
Unbilled revenues	209,865	180,628
Income taxes receivable	15,107	9,594
Materials and supplies	35,053	29,772
Other	38,765	30,483
Total current assets	613,220	499,447
Regulatory and other long-term assets
Regulatory assets	1,232,447	1,199,114
Restricted funds	754	10,791
Goodwill	1,207,741	1,207,250
Other	61,717	63,010
Total regulatory and other long-term assets	2,502,659	2,480,165
TOTAL ASSETS	$15,228,446	$14,718,976

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30, 2013	December 31, 2012
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($.01 par value, 500,000 shares authorized, 178,121 and 176,988 shares outstanding at September 30 and December 31, respectively)	$1,781	$1,770
Paid-in-capital	6,251,286	6,222,644
Accumulated deficit	(1,505,191)	(1,664,955)
Accumulated other comprehensive loss	(109,901)	(116,191)
Treasury stock	(5,043)	0
Common stockholders’ equity	4,632,932	4,443,268
Preferred stock without mandatory redemption requirements	0	1,720
Total stockholders’ equity	4,632,932	4,444,988
Long-term debt
Long-term debt	5,174,077	5,190,509
Redeemable preferred stock at redemption value	17,635	18,861
Total capitalization	9,824,644	9,654,358
Current liabilities
Short-term debt	389,435	269,985
Current portion of long-term debt	113,661	115,919
Accounts payable	209,768	279,613
Taxes accrued	46,268	35,555
Interest accrued	101,291	53,810
Other	281,050	239,950
Total current liabilities	1,141,473	994,832
Regulatory and other long-term liabilities
Advances for construction	372,484	379,737
Deferred income taxes	1,744,330	1,545,513
Deferred investment tax credits	26,783	27,909
Regulatory liabilities	380,757	364,181
Accrued pension expense	434,031	461,647
Accrued postretirement benefit expense	251,637	254,147
Other	36,475	40,516
Total regulatory and other long-term liabilities	3,246,497	3,073,650
Contributions in aid of construction	1,015,832	996,136
Commitments and contingencies (See Note 10)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$15,228,446	$14,718,976

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$829,196	$831,815	$2,189,598	$2,195,976
Operating expenses
Operation and maintenance	343,610	355,126	979,133	992,707
Depreciation and amortization	102,734	96,219	303,749	280,652
General taxes	58,209	52,861	176,161	165,264
(Gain) loss on asset dispositions and purchases	768	(31)	560	(657)
Total operating expenses, net	505,321	504,175	1,459,603	1,437,966
Operating income	323,875	327,640	729,995	758,010
Other income (expenses)
Interest, net	(77,389)	(76,616)	(233,260)	(236,000)
Allowance for other funds used during construction	2,800	3,735	9,895	13,173
Allowance for borrowed funds used during construction	1,679	1,548	5,102	5,942
Amortization of debt expense	(1,524)	(1,322)	(4,729)	(3,949)
Other, net	(449)	39	(1,481)	(242)
Total other income (expenses)	(74,883)	(72,616)	(224,473)	(221,076)
Income from continuing operations before income taxes	248,992	255,024	505,522	536,934
Provision for income taxes	98,327	100,913	195,951	216,908
Income from continuing operations	150,665	154,111	309,571	320,026
Loss from discontinued operations, net of tax	0	(299)	0	(17,434)
Net income	$150,665	$153,812	$309,571	$302,592
Other comprehensive income, net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $28 and $28 for the three months and $83 and $84 for the nine months ended, respectively	$43	$44	$130	$132
Actuarial loss, net of tax of $1,424 and $1,167 for the three months and $4,273 and $3,501 for the nine months ended, respectively	2,228	1,825	6,683	5,476
Foreign currency translation adjustment	296	514	(523)	562
Other comprehensive income	2,567	2,383	6,290	6,170
Comprehensive income	$153,232	$156,195	$315,861	$308,762

Basic earnings per common share:(a)
Income from continuing operations	$0.85	$0.87	$1.74	$1.81
Loss from discontinued operations, net of tax	$0.00	$(0.00)	$0.00	$(0.10)
Net income	$0.85	$0.87	$1.74	$1.72
Diluted earnings per common share:(a)
Income from continuing operations	$0.84	$0.87	$1.73	$1.80
Loss from discontinued operations, net of tax	$0.00	$(0.00)	$0.00	$(0.10)
Net income	$0.84	$0.86	$1.73	$1.70
Average common shares outstanding during the period:
Basic	177,965	176,621	177,671	176,290
Diluted	179,154	177,841	178,906	177,486
Dividends per common share	$0.28	$0.25	$0.56	$0.73

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$309,571	$302,592
Adjustments
Depreciation and amortization	303,749	280,652
Provision for deferred income taxes	195,240	197,001
Amortization of deferred investment tax credits	(1,126)	(1,139)
Provision for losses on accounts receivable	18,369	15,946
Allowance for other funds used during construction	(9,895)	(13,173)
(Gain) loss on asset dispositions and purchases	560	(657)
Pension and non-pension postretirement benefits	58,552	60,426
Stock-based compensation expense	8,916	8,549
Other, net	(12,100)	(15,289)
Changes in assets and liabilities
Receivables and unbilled revenues	(109,372)	(106,911)
Taxes receivable, including income taxes	(5,513)	(143)
Other current assets	(13,410)	(15,671)
Pension and non-pension postretirement benefit contributions	(77,664)	(96,036)
Accounts payable	(28,061)	(47,121)
Taxes accrued, including income taxes	9,934	33,721
Interest accrued	47,481	46,617
Change in book overdraft	(7,993)	36,206
Other current liabilities	1,438	49,444
Net cash provided by operating activities	688,676	735,014
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(665,262)	(680,357)
Acquisitions	(16,554)	(44,333)
Proceeds from sale of assets and securities	749	560,095
Removal costs from property, plant and equipment retirements, net	(49,639)	(38,606)
Net funds (restricted) released	11,339	17,845
Net cash used in investing activities	(719,367)	(185,356)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,737	14,730
Repayment of long-term debt	(13,149)	(261,309)
Proceeds from short-term borrowings with maturities greater than three months	20,000	0
Net borrowings (repayments) under short-term debt agreements with maturities three months or less	99,450	(183,190)
Proceeds from issuances of employee stock plans and DRIP	19,788	22,062
Advances and contributions for construction, net of refunds of $16,671 and $10,748 at September 30, 2013 and 2012, respectively	13,486	22,182
Change in bank overdraft position	0	(34,812)
Debt issuance costs	(1,126)	0
Redemption of preferred stocks	(2,920)	(3,927)
Dividends paid	(99,554)	(125,023)
Other	0	3,953
Net cash provided by (used in) financing activities	38,712	(545,334)
Net increase in cash and cash equivalents	8,021	4,324
Cash and cash equivalents at beginning of period	24,433	14,207
Cash and cash equivalents at end of period	$32,454	$18,531
Non-cash investing activity:
Capital expenditures acquired on account but unpaid at quarter-end	$119,807	$118,215
Non-cash financing activity:
Advances and contributions	$9,379	$9,185
Dividends accrued	$49,837	$44,187
Long-term debt	$0	$68,746

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2012	176,988	$1,770	$6,222,644	$(1,664,955)	$(116,191)	0	$0	$1,720	$4,444,988
Net income	0	0	0	309,571	0	0	0	0	309,571
Direct stock reinvestment and purchase plan, net of expense of $41	35	0	1,399	0	0	0	0	0	1,399
Employee stock purchase plan	81	1	3,270	0	0	0	0	0	3,271
Stock-based compensation activity, net of expense of $11	1,017	10	23,973	(416)	0	(132)	(5,043)	0	18,524
Subsidiary preferred stock redemption	0	0	0	0	0	0	0	(1,720)	(1,720)
Other comprehensive income, net of tax of $4,356	0	0	0	0	6,290	0	0	0	6,290
Dividends	0	0	0	(149,391)	0	0	0	0	(149,391)
Balance at September 30, 2013	178,121	$1,781	$6,251,286	$(1,505,191)	$(109,901)	(132)	$(5,043)	$0	$4,632,932
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2011	175,664	$1,757	$6,180,558	$(1,848,801)	$(97,677)	0	$0	$4,547	$4,240,384
Net income	0	0	0	302,592	0	0	0	0	302,592
Direct stock reinvestment and purchase plan, net of expense of $14	42	0	1,445	0	0	0	0	0	1,445
Employee stock purchase plan	57	0	2,161	0	0	31	1,046	0	3,207
Stock-based compensation activity	985	10	28,874	(662)	0	(31)	(1,046)	0	27,176
Subsidiary preferred stock redemption	0	0	0	0	0	0	0	(2,827)	(2,827)
Other comprehensive income, net of tax of $3,585	0	0	0	0	6,170	0	0	0	6,170
Dividends	0	0	0	(128,807)	0	0	0	0	(128,807)
Balance at September 30, 2012	176,748	$1,767	$6,213,038	$(1,675,678)	$(91,507)	0	$0	$1,720	$4,449,340

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at September 30, 2013, the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”)

In February 2013, the FASB updated accounting guidance to add new disclosure requirements for items reclassified out of AOCI. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments are required to be applied prospectively for interim and annual reporting periods beginning January 1, 2013. As this guidance provides for additional disclosure requirements only, the adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (“NOL”) or Tax Credit Carryforward Exists

In July 2013, the FASB updated the income tax accounting guidance to resolve diversity in presentation by addressing when an entity should present unrecognized tax benefits on a net basis if there are available NOL or tax credit carryforwards. The update requires an entity to net unrecognized tax benefits against the deferred tax assets for same-jurisdiction NOL or similar tax loss carryforwards or tax credit carryforwards. Gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are required to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application and early adoption are permitted. The Company adopted this guidance effective June 30, 2013. (See Note 8)

Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB updated the derivatives and hedging accounting guidance to provide for the inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate (“OIS”)) as a US benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the US government (“UST”) and the London Interbank Offered Rate ("LIBOR"). The amendment also removes the restriction on using different benchmark rates for similar hedges. The update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. As the Company has not entered into new or redesignated hedging relationships, the adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

The following recently announced accounting standards are not yet required to be adopted by the Company or included in the consolidated results of operations, financial position or footnotes of the Company:

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of the updated guidance include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also includes additional disclosures regarding the nature and amount of the obligation, as well as other information about those obligations. The update is effective on a retrospective basis for interim and annual periods beginning January 1, 2014. Early adoption is permitted. The Company is evaluating the specific provisions of the updated guidance, but does not expect the adoption of this guidance to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

Note 3: Acquisitions and Divestitures

Acquisitions

For the period ended September 30, 2013, the Company closed on 12 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $16,554. Assets acquired, principally plant, totaled $23,048. Liabilities assumed, primarily contributions in aid of construction, totaled $6,494.

Divestitures

As part of the Company’s strategic review of its business investments, it entered into agreements to sell its Arizona, New Mexico and Ohio subsidiaries. In January 2012, the Company completed the sale of its Arizona and New Mexico subsidiaries. Initial sales proceeds were $461,057, and the Company recorded no gain or loss at the time of the sale closing. In June 2012, as part of post-

closing adjustments to finalize the sale, the Company remitted $2,448 to the purchaser and recorded a pretax loss on sale for the same amount.

In May 2012, the Company completed the sale of its Ohio subsidiary. Sales proceeds at closing totaled $101,083. The Company recorded a pretax loss on sale of $5,166 in the second quarter of 2012, primarily due to pension settlement costs calculated at closing.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$0	$0	$0	$19,377
Total operating expenses, net	0	493	0	28,411
Operating income (loss)	0	(493)	0	(9,034)
Other income (expenses), net	0	0	0	(167)
Income (loss) from discontinued operations before income taxes	0	(493)	0	(9,201)
Provision (benefit) for income taxes	0	(194)	0	8,233
Income (loss) from discontinued operations	$0	$(299)	$0	$(17,434)

Provision for income taxes includes the recognition of tax expense related to the difference between the tax basis and book basis of assets upon the sale of Arizona, New Mexico and Ohio that resulted in taxable gains, since an election was made under Section 338(h)(10) of the Internal Revenue Code to treat the sales as asset sales.

Note 4: Goodwill

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year. Interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. The Company has determined no such triggering event had occurred during the nine months ended September 30, 2013.

The following table summarizes the nine-month changes in goodwill of the Company’s continuing operations by reporting unit:

	Regulated Unit		Market-Based Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2013	$3,411,549	$(2,332,670)	$235,990	$(107,619)	$3,647,539	$(2,440,289)	$1,207,250
Goodwill from acquisitions	405	0	0	0	405	0	405
Reclassifications and other activity	86	0	0	0	86	0	86
Balance at September 30, 2013	$3,412,040	$(2,332,670)	$235,990	$(107,619)	$3,648,030	$(2,440,289)	$1,207,741

Balance at January 1, 2012	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069
Goodwill from acquisitions	12,503	0	0	0	12,503	0	12,503
Balance at September 30, 2012	$3,411,871	$(2,332,670)	$235,990	$(107,619)	$3,647,861	$(2,440,289)	$1,207,572

Note 5: Stockholders’ Equity

Common Stock

In March 2010, the Company established American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”). Under the DRIP, stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of September 30, 2013, there were 4,672 shares available for future issuance under the DRIP.

The following table summarizes information regarding issuances under the DRIP for the nine months ended September 30, 2013 and 2012:

	2013	2012
Shares of common stock issued	35	42
Cash proceeds received	$1,440	$1,459

Cash dividend payments made during the three–month periods ended March 31, June 30, and September 30 were as follows:

	2013	2012
Dividends per share, three months ended:
March 31	$0.00	$0.23
June 30	0.28	0.23
September 30	0.28	0.25

Total dividends paid, three months ended:
March 31	$0	$40,414
June 30	49,744	40,529
September 30	49,810	44,080

On September 27, 2013, the Company declared a quarterly cash dividend of $0.28 per share payable on December 2, 2013 to all shareholders of record as of November 15, 2013. As of September 30, 2013, the Company had accrued dividends totaling $49,837 included in other current liabilities on the accompanying Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2013:

	Defined Benefit Plans			Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Beginning balance at January 1, 2013	$(143,183)	$539	$22,239	$4,214	$(116,191)
Other comprehensive income (loss) before reclassifications	0	0	0	(523)	(523)
Amounts reclassified from accumulated other comprehensive income	0	130	6,683	0	6,813
Other comprehensive income (loss) for the period	0	130	6,683	(523)	6,290
Ending balance at September 30, 2013	$(143,183)	$669	$28,922	$3,691	$(109,901)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive income (loss) directly to net income in its entirety. These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 9)

Stock-Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of September 30, 2013, a total of 9,600 shares were available for grant under the Plan. Shares issued under the Plan may be authorized-but-unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$628	$783	$2,480	$2,489
Restricted stock units	1,681	2,365	6,015	5,669
Employee stock purchase plan	145	138	421	391
Stock-based compensation in operation and maintenance expense	2,454	3,286	8,916	8,549
Income tax benefit	(957)	(1,281)	(3,477)	(3,334)
After-tax stock-based compensation expense	$1,497	$2,005	$5,439	$5,215

There were no significant stock-based compensation costs capitalized during the nine months ended September 30, 2013 and 2012, respectively.

Stock Options

In the first nine months of 2013, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2013. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted through September 30, 2013:

Dividend yield	2.52%
Expected volatility	23.50%
Risk-free interest rate	0.70%
Expected life (years)	4.3
Exercise price	$39.60
Grant date fair value per share	$5.78

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2013, $2,883 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.3 years.

The table below summarizes stock option activity for the nine months ended September 30, 2013:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	2,635	$25.77
Granted	348	39.60
Forfeited or expired	(59)	33.71
Exercised	(650)	23.84
Options outstanding at September 30, 2013	2,274	$28.23	3.9	$29,684
Exercisable at September 30, 2013	1,397	$24.17	3.0	$23,905

The following table summarizes additional information regarding stock options exercised during the nine months ended September 30, 2013 and 2012:

	2013	2012
Intrinsic value	$10,999	$11,433
Exercise proceeds	15,499	17,966
Income tax benefit	3,138	3,124

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

In the first nine months of 2013, the Company granted restricted stock units, both with and without performance conditions, to certain employees and non-employee directors under the Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1, 2013 and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1, 2013 (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market conditions are valued using a Monte Carlo model.

Weighted-average assumptions used in the Monte Carlo simulation are as follows for restricted stock units with market conditions granted through September 30, 2013:

Expected volatility	19.37%
Risk-free interest rate	0.40%
Expected life (years)	3

The grant date fair value of the restricted stock unit awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of September 30, 2013, $6,370 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.1 years.

The table below summarizes restricted stock unit activity for the nine months ended September 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2013	540	$29.48
Granted	405	34.06
Vested	(364)	24.41
Forfeited	(20)	37.60
Cancelled	(19)	21.98
Non-vested total at September 30, 2013	542	$36.28

The following table summarizes additional information regarding restricted stock units distributed during the nine months ended September 30, 2013 and 2012:

	2013	2012
Intrinsic value	$13,983	$6,159
Income tax benefit	2,049	799

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $416 and $662 to retained earnings during the nine months ended September 30, 2013 and 2012, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period.

As of September 30, 2013 there were 1,393 shares of common stock reserved for issuance under the ESPP. During the nine months ended September 30, 2013, the Company issued 81 shares under the ESPP.

Note 6: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity Date	September 30, 2013	December 31, 2012
Long-term debt of American Water Capital Corp. (“AWCC”)(a)
Private activity bonds and government funded debt
Fixed rate	4.85%-6.75%	5.72%	2018-2040	$322,610	$322,610
Senior notes
Fixed rate	4.30%-10.00%	6.08%	2013-2042	3,389,399	3,389,399
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.74%	2014-2041	854,875	865,969
Mortgage bonds
Fixed rate	4.29%-9.71%	7.41%	2015-2039	676,500	678,500
Mandatorily redeemable preferred stock	8.47%-9.75%	8.61%	2019-2036	19,352	20,552
Notes payable and other(b)	9.87%-12.17%	11.92%	2013-2026	1,032	1,272
Long-term debt				5,263,768	5,278,302
Unamortized debt discount, net(c)				36,324	39,272
Fair value adjustment to interest rate hedge				5,281	7,715
Total long-term debt				$5,305,373	$5,325,289
(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)	Includes capital lease obligations of $918 and $1,049 at September 30, 2013 and December 31, 2012, respectively.
(c)	Includes fair value adjustments previously recognized in acquisition purchase accounting.

The following long-term debt was issued in 2013:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	1.59%-2.41%	2031-2033	$2,737
Total issuances				$2,737

The Company also assumed $103 of debt via an acquisition in the second quarter of 2013.

The following long-term debt was retired through optional redemption or payment at maturity during 2013:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries(1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	2013-2041	$13,934
Other subsidiaries	Mortgage bonds—fixed rate	6.59%	2013	2,000
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other	Notes payable and other			240
Total retirements and redemptions				$17,374
(1)	Includes $3,025 of non-cash defeasance via use of restricted funds.

Interest income included in interest, net is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$2,935	$2,837	$8,615	$8,470

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

The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

Balance sheet classification	September 30, 2013	December 31, 2012
Regulatory and other long-term assets
Other	$5,240	$7,909
Long-term debt
Long-term debt	5,281	7,715

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2013	2012	2013	2012
Interest, net
Gain (loss) on swap	$385	$1,121	$(2,669)	$2,384
(Loss) gain on borrowing	(246)	(800)	2,434	(2,072)
Hedge Ineffectiveness	139	321	(235)	312

On September 10, 2013, the Company announced a tender offer for its 6.085% Senior Notes due 2017 (the “Notes”). The offer was contingent upon the satisfaction of certain conditions. These conditions were satisfied concurrent with the expiration of the offer on October 7, 2013, whereupon the Company agreed to repurchase $225,800 in aggregate principal amount of the Notes that had been validly tendered. On October 8, 2013, the Company paid $271,798 to effect the tender, which, in addition to the principal, included $6,603 of accrued interest and a repurchase premium of $39,395. In October 2013, the Company recorded a loss on debt extinguishment of $40,582, which included the repurchase premium, a write-off of $525 for unamortized debt issuance costs and transaction fees of $662.

Note 7: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $389,435 (net of discount of $65) at September 30, 2013 and $269,985 (net of discount of $15) at December 31, 2012. Included in the September 30, 2013 balance was an August 2013 borrowing for $20,000 that matures in February 2014.

On September 9, 2013, AWCC and its lenders agreed to increase total commitments under AWCC’s revolving credit facility from $1,000,000 to $1,250,000. In addition, $1,180,000 of the credit facility was extended from its original termination date of October 2017 to October 2018. Other terms and conditions of the existing facility remained unchanged. The Company incurred $1,126 of issuance costs through September 30, 2013 in connection with the increased lending commitments; these costs will be amortized over the remaining extended life of the credit facility.

At the same time, the Company also announced an increase in the maximum borrowing capability of its commercial paper program from $700,000 to $1,000,000.

Note 8: Income Taxes

The Company’s estimated annual effective tax rate for the nine months ended September 30, 2013 was 39.7% compared to 40.2% for the nine months ended September 30, 2012, excluding various discrete items.

The Company’s actual effective tax rates on continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Actual effective tax rate on continuing operations	39.5%	39.6%	38.8%	40.4%

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

Note 9: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic pension benefit cost:
Service cost	$9,468	$8,507	$28,404	$25,521
Interest cost	17,024	17,522	51,072	52,564
Expected return on plan assets	(22,108)	(19,619)	(66,322)	(58,856)
Amortization of:
Prior service cost	181	181	543	542
Actuarial loss	9,293	7,402	27,878	22,207
Net periodic pension benefit cost	$13,858	$13,993	$41,575	$41,978

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic other postretirement benefit cost:
Service cost	$3,820	$3,526	$11,461	$10,577
Interest cost	7,175	7,859	21,525	23,575
Expected return on plan assets	(7,571)	(7,140)	(22,713)	(21,421)
Amortization of:
Prior service credit	(548)	(479)	(1,642)	(1,436)
Actuarial loss	2,782	2,384	8,346	7,153
Net periodic other postretirement benefit cost	$5,658	$6,150	$16,977	$18,448

The Company contributed $56,675 to its defined benefit pension plans in the first nine months of 2013 and expects to contribute $10,480 during the balance of 2013. In addition, the Company contributed $20,989 for the funding of its other postretirement plans in the first nine months of 2013 and expects to contribute $6,996 during the balance of 2013.

Note 10: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At September 30, 2013, the Company has accrued approximately $1,400 as probable costs and it is reasonably possible that additional losses could range up to $28,900 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,009,787 at September 30, 2013. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between

2013 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $954,052 at September 30, 2013. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 11: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $3,300 and $4,400 at September 30, 2013 and December 31, 2012, respectively. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at September 30, 2013 and December 31, 2012 include $8,178 and $8,656, respectively, related to the NOAA agreement.

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

The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations, net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Income from continuing operations	$150,665	$154,111	$309,571	$320,026
Loss from discontinued operations	0	(299)	0	(17,434)
Net income	150,665	153,812	309,571	302,592
Less: Distributed earnings to common shareholders	50,007	44,323	99,929	125,634
Less: Distributed earnings to participating securities	19	20	41	51
Undistributed earnings	100,639	109,469	209,601	176,907
Undistributed earnings allocated to common shareholders	100,598	109,423	209,520	176,834
Undistributed earnings allocated to participating securities	41	46	81	73
Total income from continuing operations available to common shareholders, basic	$150,605	$154,045	$309,449	$319,902
Total income available to common shareholders, basic	$150,605	$153,746	$309,449	$302,468
Weighted-average common shares outstanding, basic	177,965	176,621	177,671	176,290
Basic earnings per share:(a)
Income from continuing operations	$0.85	$0.87	$1.74	$1.81
Loss from discontinued operations, net of tax	$0.00	$(0.00)	$0.00	$(0.10)
Net income	$0.85	$0.87	$1.74	$1.72

(a)	Amounts may not sum due to rounding.

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

The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations, net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted:
Total income from continuing operations available to common shareholders, basic	$150,605	$154,045	$309,449	$319,902
Loss from discontinued operations, net of tax	0	(299)	0	(17,434)
Total income available to common shareholders, basic	150,605	153,746	309,449	302,468
Undistributed earnings allocated to participating securities	41	46	81	73
Total income from continuing operations available to common shareholders, diluted	$150,646	$154,091	$309,530	$319,975
Total income available to common shareholders, diluted	$150,646	$153,792	$309,530	$302,541
Weighted-average common shares outstanding, basic	177,965	176,621	177,671	176,290
Stock-based compensation:
Restricted stock units	502	608	473	585
Stock options	685	610	760	610
Employee stock purchase plan	2	2	2	1
Weighted-average common shares outstanding, diluted	179,154	177,841	178,906	177,486
Diluted earnings per share:(a)
Income from continuing operations	$0.84	$0.87	$1.73	$1.80
Loss from discontinued operations, net of tax	$0.00	$(0.00)	$0.00	$(0.10)
Net income	$0.84	$0.86	$1.73	$1.70

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	330	620	330	620
Restricted stock units where certain performance conditions were not met	88	36	89	37

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

		At Fair Value as of September 30, 2013
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stocks with mandatory redemption requirements	$19,285	$0	$0	$23,528	$23,528
Long-term debt (excluding capital lease obligations)	5,285,170	2,304,269	1,577,626	2,046,967	5,928,862

		At Fair Value as of December 31, 2012
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stocks with mandatory redemption requirements	$20,511	$0	$0	$27,263	$27,263
Long-term debt (excluding capital lease obligations)	5,303,729	2,400,847	1,677,776	2,252,272	6,330,895

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2013 and December 31, 2012, respectively:

	At Fair Value as of September 30, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$26,183	$0	$0	$26,183
Rabbi trust investments	0	696	0	696
Deposits	6,899	0	0	6,899
Mark-to-market derivative asset	0	5,240	0	5,240
Total assets	33,082	5,936	0	39,018
Liabilities:
Deferred compensation obligation	0	10,932	0	10,932
Total liabilities	0	10,932	0	10,932
Total net assets (liabilities)	$33,082	$(4,996)	$0	$28,086

	At Fair Value as of December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$40,547	$0	$0	$40,547
Rabbi trust investments	0	481	0	481
Deposits	2,103	0	0	2,103
Mark-to-market derivative asset	0	7,909	0	7,909
Total assets	42,650	8,390	0	51,040
Liabilities:
Deferred compensation obligation	0	10,237	0	10,237
Total liabilities	0	10,237	0	10,237
Total net assets (liabilities)	$42,650	$(1,847)	$0	$40,803

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

Note 14: Segment Information

The Company has two operating segments that are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Operations.  The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended September 30, 2013
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$743,091	$90,564	$(4,459)	$829,196
Depreciation and amortization	94,619	1,721	6,394	102,734
Total operating expenses, net	442,231	69,254	(6,164)	505,321
Income (loss) from continuing operations before income taxes	240,977	22,166	(14,151)	248,992
Total assets	13,193,423	279,336	1,755,687	15,228,446
Capital expenditures	233,756	1,676	0	235,432

	As of or for the Three Months Ended September 30, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$750,742	$85,878	$(4,805)	$831,815
Depreciation and amortization	89,202	1,673	5,344	96,219
Total operating expenses, net	438,933	72,110	(6,868)	504,175
Income (loss) from continuing operations before income taxes	254,003	14,560	(13,539)	255,024
Total assets	12,586,885	269,408	1,743,242	14,599,535
Capital expenditures	200,376	3,681	0	204,057
Capital expenditures of discontinued operations (included in above)	0	0	0	0

	As of or for the Nine Months Ended September 30, 2013
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,964,225	$238,655	$(13,282)	$2,189,598
Depreciation and amortization	279,949	5,233	18,567	303,749
Total operating expenses, net	1,277,264	198,956	(16,617)	1,459,603
Income (loss) from continuing operations before income taxes	509,765	42,044	(46,287)	505,522
Total assets	13,193,423	279,336	1,755,687	15,228,446
Capital expenditures	661,112	4,150	0	665,262

	As of or for the Nine Months Ended September 30, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,960,218	$249,254	$(13,496)	$2,195,976
Depreciation and amortization	258,692	5,003	16,957	280,652
Total operating expenses, net	1,239,992	216,837	(18,863)	1,437,966
Income (loss) from continuing operations before income taxes	549,293	34,715	(47,074)	536,934
Total assets	12,586,885	269,408	1,743,242	14,599,535
Capital expenditures	676,433	3,924	0	680,357
Capital expenditures of discontinued operations (included in above)	2,884	0	0	2,884

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

All financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflects results from continuing operations. As previously disclosed in our Form 10-K for the year ended December 31, 2012, as part of our portfolio optimization initiative, we entered into agreements in 2011 to sell our regulated subsidiaries located in Arizona, New Mexico and Ohio. In the first quarter of 2012, we completed the divestiture of the Arizona and New Mexico subsidiaries, and on May 1, 2012, we completed the divestiture of our Ohio subsidiary. Therefore, the financial results of these entities have been presented as discontinued operations for all periods, unless otherwise noted.

Financial Results. For the three months ended September 30, 2013, we reported net income of $150.7 million, or diluted earnings per share (“EPS”) of $0.84, compared to $153.8 million, or diluted EPS of $0.86, for the comparable period in 2012. Income from continuing operations was $150.7 million for the third quarter of 2013 compared to $154.1 million in the third quarter of 2012. Diluted income from continuing operations per average common share was $0.84 for the third quarter of 2013 as compared to $0.87 for the third quarter of 2012.

For the nine months ended September 30, 2013, our net income amounted to $309.6 million, or diluted EPS of $1.73 compared to $302.6 million, or diluted EPS of $1.70 for the comparable period in 2012. Income from continuing operations was $309.6 million for the nine months ended September 30, 2013 compared to $320.0 million for the same period in 2012. Diluted income from continuing operations per average common share was $1.73 for the nine months ended September 30, 2013 as compared to $1.80 for the first nine months of 2012.

The primary factors contributing to the decrease in income from continuing operations for the three months ended September 30, 2013 compared to the same period in 2012 were higher depreciation expense, due to additional utility plant placed in service, an increase in general taxes and lower Regulated Businesses revenue, principally due to a reduction in water usage. The decrease for the nine months ended September 30, 2013 compared to the same period in 2012 was mainly due to higher depreciation expense and lower Regulated Business revenues due to a decrease in customer demand.  Partially offsetting these decreases is an increase in our

Market’-Based Operations’ operating income. For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

For 2013, our goals include actively addressing regulatory lag that impacts return on our investments and promoting constructive regulatory frameworks, continuing to improve our regulated operation and maintenance (“O&M”) efficiency ratio, making efficient use of our capital and expanding both our Regulated Businesses segment through focused acquisitions and/or organic growth and our Market-Based Operations segment through core growth, expanding markets and new offerings.

Also, during 2013, we expected to file up to four general rate cases as well as file for infrastructure surcharges. We decided to file three general rate cases this year. Additionally, we have sought appropriate pass-through mechanisms for certain costs and forward-looking adjustments or mechanisms, including those that recognize declining usage.

The progress that we have made in the first nine months of 2013 with respect to these objectives is described below.

Addressing Regulatory Lag. During the three months ended September 30, 2013, a number of rate related regulatory activities occurred. On July 1, 2013, additional annualized revenue of $3.7 million and $4.0 million resulting from infrastructure charges in our Pennsylvania and New Jersey subsidiaries, respectively, became effective. Also on July 1, 2013, we filed an update to our May 1, 2013 application in California requesting $33.5 million of additional annualized revenues which includes increases in 2016 and 2017 of $8.3 million and $6.7 million, respectively. On October 9, 2013, California American Water Company filed an update to the final general rate case application adjusting the request to $32.4 million of additional annualized revenues which includes a test year 2015 revenue requirement of $18.1 million. It also includes increases in the escalation year 2016 and the attrition year 2017 of $8.0 million and $6.3 million, respectively.

On July 9, 2013, our West Virginia subsidiary entered into a joint stipulation for its water and wastewater general rate case that was filed on December 14, 2012. On September 26, 2013, a final order, consistent with the stipulation agreement which provides for additional annualized revenue of $8.5 million, was issued by the West Virginia Public Service Commission, effective October 11, 2013.

On July 27, 2013, interim rates which would provide for an additional $12.3 million of annualized revenue were put into effect, subject to refund, for our Kentucky subsidiary. Under Kentucky statute, interim rates can be put into effect at either 0% or 100% of the rate requested amount.  As such, we put into effect interim rates that reflected the full increase requested as allowed by the state regulations.  We recognized a reserve for the difference between the interim rates put into effect and the amount we estimated to be realizable in the final order.  On October 25, 2013, a final order was received which approved annualized revenue of $6.9 million. This increase approximates the interim rates, net of the reserve that we have been recording since July 27, 2013. Our Kentucky subsidiary will, within 60 days of the date of the order, refund to customers monies that are in excess of the final authorized rates with interest on all amounts collected from July 27, 2013 through October 25, 2013.

On August 30, 2013, our Missouri subsidiary filed for an infrastructure surcharge amounting to $2.4 million in additional annualized revenue. The surcharge is expected to be approved and would become effective in the fourth quarter of 2013.

Lastly, on September 16, 2013, our Pennsylvania subsidiary reached a settlement in principle for its general rate case filed on April 30, 2013, with the PUC staff, Office of Consumer Advocate and the Office of Small Business Advocate. The settlement agreement, if approved, would provide $26.0 million in additional annualized base rate revenue effective January 1, 2014. The agreement is pending approval by the administrative law judges and the Public Utility Commissions before it is final.

The table below provides further details of annualized revenues, assuming a constant volume, resulting from rate authorizations granted:

	Annualized Rate Increases Granted
	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
	(In millions)
State
General Rate Cases
New York (a)	$—	$1.4
California (b)	—	3.5
Pennsylvania (c)	—	2.6
West Virginia	8.5	8.5
Other	—	0.1
Total General Rate cases	$8.5	$16.1

Infrastructure charges
Pennsylvania	$3.7	$13.1
New Jersey	4.0	4.0
Missouri	—	5.4
Total Infrastructure charges	$7.7	$22.5

(a)  Second step increase from the 2012 rate case became effective on April 1, 2013. Final step increase of $1.2 million will be effective on April 1, 2014.

(b)  The escalation year increase of $3.5 million became effective on January 1, 2013. The attrition year increase will be effective January 1, 2014.

(c)  Final step increase related to the 2010 Pennsylvania wastewater rate case amounting to $2.6 million that became effective January 1, 2013.

On October 1, 2013, additional annualized revenue of $6.7 million and $0.5 million resulting from infrastructure filings in our Pennsylvania and Illinois subsidiaries, respectively, became effective. In October 2013, our Indiana subsidiary submitted an infrastructure charge filing to increase revenue by an additional $4.4 million on an annualized basis.

On October 4, 2013, our Tennessee subsidiary filed four alternative rate mechanisms, requesting to increase revenues on an annualized basis by $0.5 million. These mechanisms consist of infrastructure surcharges for certain capital investments and an expense tracker for purchased power, chemicals, purchased water, waste disposal and Tennessee Regulatory Authority inspection fees. These alternative rate mechanisms were filed in compliance with Tennessee House Bill 191 that was signed into law in April 2013.

As of November 1, 2013, we are awaiting final orders in three states in response to our requests for additional annualized revenues of $97.4 million. There is no assurance that all, or any portion, of these requested increases will be granted.

Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses. Our O&M efficiency ratio (a non-GAAP measure) is calculated on our Regulated Businesses’ operations and is defined as operation and maintenance expense divided by operating revenues where both operation and maintenance expense (“O&M”) and operating revenues are adjusted to eliminate the impact of purchased water. We also exclude the allocable portion of non-O&M support services costs, mainly depreciation and general taxes, which are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the Statement of Operations. Our operating efficiency ratio was 35.3% for the three months ended September 30, 2013, compared to 35.8% for the three months ended September 30, 2012. Our operating efficiency ratio was 38.5% for the nine months ended September 30, 2013 compared to 38.2% for the same period in 2012. The changes in our 2013 O&M efficiency ratio for the three months ended September 30, 2013 was primarily attributable to the changes in our Regulated Businesses’ revenues as well as the Regulated O&M expenses compared to the same period in 2012.  For the nine months September 30, 2013, the change was primarily attributable to the change in our Regulated Businesses’ O&M expenses compared to the same period in 2012.

We evaluate our operating performance using this measure because management believes it is a direct measure of the efficiency of our Regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report. The following table provides a reconciliation that compares operation and maintenance expense and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our O&M efficiency ratio for the three and nine months ended September 30, 2013 as compared to the same period in 2012:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total O&M expense	$343,610	$355,126	$979,133	$992,707
Less:
O&M expense—Market-Based Operations	65,618	69,335	188,964	208,207
O&M expense—Other	(14,618)	(13,960)	(43,674)	(43,213)
Total Regulated O&M expense	292,610	299,751	833,843	827,713
Less:
Regulated purchased water expense	33,956	34,475	84,759	84,482
Allocation of internal non-O&M costs	7,988	8,711	26,132	26,165
Adjusted Regulated O&M expense (a)	$250,666	$256,565	$722,952	$717,066

Total Operating Revenues	$829,196	$831,815	$2,189,598	$2,195,976
Less:
Operating revenues—Market-Based Operations	90,564	85,878	238,655	249,254
Operating revenues—Other	(4,459)	(4,805)	(13,282)	(13,496)
Total Regulated operating revenues	743,091	750,742	1,964,225	1,960,218
Less: Regulated purchased water expense*	33,956	34,475	84,759	84,482
Adjusted Regulated operating revenues (b)	$709,135	$716,267	$1,879,466	$1,875,736
Regulated O&M efficiency ratio (a)/(b)	35.3%	35.8%	38.5%	38.2%

* Calculation assumes purchased water revenues are equal to purchased water expenses

Making Efficient Use of Capital. We invested approximately $665.3 million in Company-funded capital improvements during the nine months ended September 30, 2013.

During the second quarter of 2013, we implemented the first wave of Phase II of our business transformation project in certain of our regulated subsidiaries. Phase II consists of the roll-out of a new Enterprise Asset Management system, which manages an asset’s lifecycle, and a Customer Information system, which contains all billing and payment data pertaining to our Regulated Businesses segment customers. In October 2013, we implemented Phase II in our other regulated subsidiaries. Through September 30, 2013, we have spent $308.6 million on our business transformation project, including allowance for funds used during construction (“AFUDC”), with $51.5 million spent in 2013. Expenditures in 2013 associated with this project are included in our estimated capital expenditures of $950 million for 2013.

Expanding Markets and Developing New Offerings. During the nine months ended September 30, 2013, our Regulated Businesses completed the purchase of eight water systems and four wastewater systems. These acquisitions added approximately 6,500 customers to our regulated operations. Also, during the first nine months of 2013, our Homeowner Services Group (“HOS”) expanded its water and sewer line protection programs into nine additional states and Washington, D.C.

On May 2, 2013, we signed an agreement to purchase the stock of a wastewater utility company in Virginia for $12.0 million in cash plus the assumption of approximately $13.8 million in long-term debt. On October 30, 2013, the sale was approved by the Virginia State Corporation Commission. This acquisition will add approximately 20,000 wastewater customers to our Virginia regulated operations.

Other Matters

Debt Retirement through Tender Offer. On September 10, 2013, we announced through American Water Capital Corp. (“AWCC”), our financing subsidiary, a cash tender offer for our 6.085% Senior Notes due 2017 (the “Notes”). On October 8, 2013, we announced the expiration and final results of this tender offer and agreed to repurchase $225.8 million in aggregate outstanding principal amount of the Notes that had been validly tendered and not validly withdrawn. On October 8, 2013, we paid $271.8 million to effect the tender, which in addition to the principal included a repurchase premium of $39.4 million and accrued interest of $6.6 million. In October 2013, we recorded a loss on debt extinguishment of $40.6 million, which included the repurchase premium, transaction fees of $0.7 million and a write-off of $0.5 million for unamortized debt issuance costs.

Consolidated Results of Operations and Variances

	For the three months ended September 30,			For the nine months ended September 30,
	(In thousands, except per share data)
	2013	2012	Favorable (Unfavorable) Change	2013	2012	Favorable (Unfavorable) Change
Operating revenues	$829,196	$831,815	$(2,619)	$2,189,598	$2,195,976	$(6,378)
Operating expenses
Operation and maintenance	343,610	355,126	11,516	979,133	992,707	13,574
Depreciation and amortization	102,734	96,219	(6,515)	303,749	280,652	(23,097)
General taxes	58,209	52,861	(5,348)	176,161	165,264	(10,897)
(Gain) loss on asset dispositions and purchases	768	(31)	(799)	560	(657)	(1,217)
Total operating expenses, net	505,321	504,175	(1,146)	1,459,603	1,437,966	(21,637)
Operating income	323,875	327,640	(3,765)	729,995	758,010	(28,015)
Other income (expenses)
Interest, net	(77,389)	(76,616)	(773)	(233,260)	(236,000)	2,740
Allowance for other funds used during construction	2,800	3,735	(935)	9,895	13,173	(3,278)
Allowance for borrowed funds used during construction	1,679	1,548	131	5,102	5,942	(840)
Amortization of debt expense	(1,524)	(1,322)	(202)	(4,729)	(3,949)	(780)
Other, net	(449)	39	(488)	(1,481)	(242)	(1,239)
Total other income (expenses)	(74,883)	(72,616)	(2,267)	(224,473)	(221,076)	(3,397)
Income from continuing operation before income taxes	248,992	255,024	(6,032)	505,522	536,934	(31,412)
Provision for income taxes	98,327	100,913	2,586	195,951	216,908	20,957
Income from continuing operations	150,665	154,111	(3,446)	309,571	320,026	(10,455)
Loss from discontinued operations, net of tax	0	(299)	299	0	(17,434)	17,434
Net income	$150,665	$153,812	$(3,147)	$309,571	$302,592	$6,979

Basic earnings per common share: (a)
Income from continuing operations	$0.85	$0.87		$1.74	$1.81
Loss from discontinued operations, net of tax	$0.00	$(0.00)		$0.00	$(0.10)
Net income	$0.85	$0.87		$1.74	$1.72
Diluted earnings per common share: (a)
Income from continuing operations	$0.84	$0.87		$1.73	$1.80
Loss from discontinued operations, net of tax	$0.00	$(0.00)		$0.00	$(0.10)
Net income	$0.84	$0.86		$1.73	$1.70
Average common shares outstanding during the period:
Basic	177,965	176,621		177,671	176,290
Diluted	179,154	177,841		178,906	177,486

(a)	Amounts may not sum due to rounding

The following is a discussion of the consolidated results of operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating revenues. Consolidated operating revenues for the three months ended September 30, 2013 decreased $2.6 million, or 0.3%, compared to the same period in 2012. The variance is mainly attributable to a $7.7 million decrease in our Regulated Businesses segment mainly as a result of a decrease in demand in 2013 compared to 2012, offset by a $4.7 million increase in our Market-Based Operations segment primarily due to contract growth in Homeowner Services slightly offset by a decrease in our Contract Operations Group due to the termination of certain municipal and industrial operations and maintenance contracts in 2012. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance (“O&M”) expense for the three months ended September 30, 2013 decreased by $11.5 million, or 3.2%, compared to the same period in 2012. The variance is primarily due to lower O&M costs in our Regulated Businesses segment of $7.1 million, mainly due to a reduction in employee related costs, and in our Market-Based segment of $3.7 million primarily as a result of a $3.8 million release of loss contract reserves for certain contracts due to the resolution of certain outstanding issues and uncertainties. For further discussions on the changes in our Regulated and Market-Based segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $6.5 million, or 6.8%, for the three months ended September 30, 2013 compared to the same period in the prior year principally as a result of additional utility plant placed in service, including Phase I and the first wave of Phase II of our business transformation project that went into service during the third quarter of 2012 and the second quarter of 2013, respectively. The remainder of Phase II assets went into service in October 2013.

General taxes. General tax expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $5.3 million, or 10.1%, for the three months ended September 30, 2013, compared to the same period in 2012. This increase was primarily due to an increase in property taxes of $4.3 million in 2013 primarily as a result of the inclusion in 2012 of credit adjustments to our Indiana and Missouri property taxes.

Other income (expenses). Other expenses increased by $2.3 million, or 3.1%, for the three months ended September 30, 2013 compared to the same period in the prior year. The change is primarily due to an increase in interest expense mainly due to increased commercial paper outstanding during the third quarter of 2013 compared to 2012, and a reduction in AFUDC, attributable to decreased construction activities, most of which is related to the winding down of our business transformation project in the third quarter of 2013 compared to the same period in 2012.

Provision for income taxes. Our consolidated provision for income taxes decreased $2.6 million, or 2.6%, to $98.3 million for the three months ended September 30, 2013. The effective tax rates for the three months ended September 30, 2013 and 2012 were 39.5% and 39.6%, respectively.

Nine Months Ended September 30, 2013 Compared To Nine Months Ended September 30, 2012

Operating revenues. Consolidated operating revenues for the nine months ended September 30, 2013 decreased $6.4 million, or 0.3%, compared to the same period in 2012. The variance is mainly attributable to a $10.6 million decrease in our Market-Based Operations segment related to a decline in our Contract Operations Group revenues mainly as a result of the termination of certain municipal and industrial operations and maintenance contracts in 2012, partially offset by a $4.0 million increase in our Regulated Businesses segment mainly as a result of rate increases and incremental revenues due to acquisitions, which were partially offset by reduced consumption in 2013 compared to 2012. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated O&M expense for the nine months ended September 30, 2013 decreased by $13.6 million, or 1.4%, compared to the same period in 2012. These decreased costs are mainly attributed to our Market-Based Operations segment due to the termination of certain municipal and industrial operations and maintenance contracts in 2012 and the release of the loss contracts reserve in third quarter of 2013. Partially offsetting this decrease is higher Regulated Businesses O&M expenses of $6.1 million and increased compensation-related expenses recorded in the second quarter of 2013 associated with the change in our Chief Financial Officer. For more information on the Regulated Businesses and Market-Based Operations variances, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $23.1 million, or 8.2%, for the nine months ended September 30, 2013 compared to the same period in the prior year mainly as a result of additional utility plant placed in service, including Phase I and the first wave of Phase II of our business transformation project.

General Taxes. General tax expense increased by $10.9 million, or 6.6%, for the nine months ended September 30, 2013 compared to the same period in the prior year, principally due to higher property taxes and gross receipts taxes. Property taxes increased as a result of the incremental taxes in the first half of 2013 associated with the properties acquired in our New York acquisition in the second quarter of 2012. Also, 2012 property taxes were lower due to the recognition of the Indiana and Missouri credit adjustments which reduced property tax expense in the third quarter of 2012. Lastly, gross receipts taxes were higher in our New Jersey subsidiary by $2.6 million.

Other income (expenses). Other expenses increased by $3.4 million, or 1.5%, for the nine months ended September 30, 2013 compared to the same period in the prior year. The change is principally due to a reduction in AFUDC of $4.1 million attributable to decreased construction activities, compared to the same period in 2012, and to the winding down of our business transformation project which accounted for $2.2 million of the variance. Also, adding to the increase was additional amortization of deferred debt financing costs associated with the new unsecured revolving credit facility that was entered into during the fourth quarter of 2012.

Partially offsetting this expense increase was a reduction in interest expense of $2.7 million associated with a reduction in the outstanding debt in addition to lower interest rates obtained with our 2012 refinancing.

Provision for income taxes. Our consolidated provision for income taxes decreased $21.0 million, or 9.7%, to $196.0 million for the nine months ended September 30, 2013. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 38.8% and 40.4%, respectively. The 2013 rate includes a $3.3 million tax benefit associated with a legal structure reorganization within our Market-Based Operations segment. This strategic restructuring allowed us to utilize state net operating loss carryforwards, which without the restructuring most likely would not have been utilized prior to their expiration.

Loss from discontinued operations, net of tax. As noted above, the financial results of our regulated water and wastewater systems in Arizona, New Mexico and Ohio were classified as discontinued operations for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, loss from discontinued operations, net of tax included the recognition of tax expense related to the difference between the tax basis and book basis of assets upon the sale of Arizona, New Mexico and Ohio that resulted in taxable gains, since an election was made under Section 338(h)(10) of the Internal Revenue Code to treat the stock sales as asset sales.  The loss from discontinued operations, net of tax, also includes the loss on disposition of our Ohio subsidiary and a sales price adjustment in connection with the disposition of Arizona and New Mexico subsidiaries.

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

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(In thousands)
Operating revenues	$743,091	$750,742	$(7,651)	$1,964,225	$1,960,218	$4,007
Operation and maintenance expense	292,610	299,751	(7,141)	833,843	827,713	6,130
Operating expenses, net	442,231	438,933	3,298	1,277,264	1,239,992	37,272
Income from continuing operations before income taxes	240,977	254,003	(13,026)	509,765	549,293	(39,528)

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is generally subject to PUC regulation and our results of operations are impacted significantly by rates authorized by the PUCs in the states in which we operate.

Operating revenues decreased by $7.7 million, or 1.0%, for the three months ended September 30, 2013, as compared to the same period in 2012. The decrease in revenues associated with lower demand amounted to approximately $35.2 million and was primarily due to hot and dry weather conditions in the central and northeast portions of the country in 2012 versus cooler weather conditions in 2013. This decrease was partially offset by revenue increases due to rate increases obtained through rate authorizations for a number of our operating companies of $18.4 million and increased surcharge and amortization of balancing accounts of $9.9 million. For the nine months ended September 30, 2013, operating revenues increased by $4.0 million, or 0.2%, as compared to the same period in 2012. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our regulated subsidiaries, the impact of which was approximately $55.7 million. Additional revenues of $7.7 million are associated with acquisitions, the most significant being our New York acquisition in the second quarter of 2012, and increased surcharge and amortization of balancing accounts of $15.9 million. These increases were partially offset by decreased revenues of approximately $69.8 million as a result of lower demand, driven by the hot and dry weather conditions in the central and northeast portions of the country in 2012 versus cooler and wetter weather conditions in 2013 and by a regulatory adjustment of $3.4 million recorded in the prior year by our California subsidiary.

The following table provides information regarding the Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the three months ended September 30,
	2013		2012		2013		2012
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)
Customer Class
Water service
Residential	$426,020	57.3%	$439,294	58.5%	55,678	52.5%	62,691	53.2%
Commercial	155,258	20.9%	156,609	20.9%	24,759	23.4%	26,931	22.8%
Industrial	34,509	4.6%	34,434	4.6%	10,081	9.5%	11,581	9.8%
Public and other	87,103	11.7%	90,214	12.0%	15,527	14.6%	16,698	14.2%
Other water revenues	7,178	1.0%	(1,155)	(0.2%)	—	—	—	—
Total water revenues	$710,068	95.5%	$719,396	95.8%	106,045	100.0%	117,901	100.0%
Wastewater revenues	20,720	2.8%	19,673	2.6%
Other revenues	12,303	1.7%	11,673	1.6%
	$743,091	100.0%	$750,742	100.0%

	For the nine months ended September 30,
	2013		2012		2013		2012
	Operating Revenues				Billed Water Sales Volume
	(Dollars in thousands)				(Gallons in millions)
Customer Class
Water service
Residential	$1,115,295	56.8%	$1,129,070	57.6%	136,356	51.5%	146,436	51.8%
Commercial	402,158	20.5%	394,198	20.1%	61,129	23.1%	64,401	22.8%
Industrial	93,547	4.7%	92,401	4.7%	27,235	10.3%	30,310	10.6%
Public and other	241,604	12.3%	241,062	12.3%	39,821	15.1%	41,777	14.8%
Other water revenues	16,186	0.8%	12,942	0.7%	—	—	—	—
Total water revenues	$1,868,790	95.1%	$1,869,673	95.4%	264,541	100.0%	282,924	100.0%
Wastewater revenues	60,955	3.1%	58,463	3.0%
Other revenues	34,480	1.8%	32,082	1.6%
	$1,964,225	100.0%	$1,960,218	100.0%

Water Services – Water service operating revenues from residential customers for the three months ended September 30, 2013 totaled $426.0 million, a $13.3 million decrease, or 3.0%, over the same period of 2012. This reduction in revenue is primarily due to reduced consumption as a result of the weather abnormalities in our eastern and Midwestern operating states, with hot and dry conditions in these areas in 2012 and cooler weather conditions in the Northeast and Midwest portion of the country in 2013.  For the nine months ended September 30, 2013, these revenues decreased by $13.8 million, or 1.2%, compared to the nine months ended September 30, 2012. These decreases are also mainly due to a decrease in sales volume related to weather abnormalities in the Eastern and Midwestern operating states of hot and dry conditions in these areas in 2012 and cooler and wetter weather in the Northeast and Midwest portions of the country in 2013.  Partially offsetting the decreases were revenue increases related to rate increases. The volume of water sold and billed to residential customers decreased by 11.2% for the three months ended September 30, 2013 to 55.7 billion gallons, from 62.7 billion gallons for the same period in 2012. For the nine months ended September 30, 2013, the volume sold and billed to these customers decreased by 6.9% as compared to the same period in 2012. We believe that the majority of these decreases for both the three and nine months ended September 30, 2013 was due to the weather abnormalities in 2012 and 2013.

Water service operating revenues from commercial water customers for the three months ended September 30, 2013 decreased by $1.4 million, or 0.9%, to $155.3 million, compared to the same period in 2012. This decrease is mainly due to a decrease in sales volume offset by rate increases. For nine months ended September 30, 2013, these revenues increased by $8.0 million, or 2.0%, to $402.2 million, compared to September 30, 2012. This increase is primarily due to rate increases and a billing adjustment for a certain customer in our New Jersey service area which is partially offset by decreased sales volume. The volume of water sold and billed to commercial customers decreased by 2.2 billion gallons, or 8.1%, for the three months ended September 30, 2013 and 3.3 billion gallons, or 5.1% for the nine months ended September 30, 2013, compared to the same periods in 2012. These decreases are mainly attributable to weather abnormalities in 2012 and 2013 as well as the implementation of our new CIS system in certain of our regulated operating subsidiaries. With the implementation, we made a conscious decision to increase the level of scrutiny and verification around bills being generated by the new system, in particular larger and/or more complex bills. As such, for those regulated subsidiaries that implemented CIS in the second quarter of 2013, the timing of billed sales volumes in 2013 caused a decrease in these volumes when compared to 2012 and with a corresponding increase unbilled usage.

Water service operating revenues from industrial customers totaled $34.5 million for the three months ended September 30, 2013, an increase of $0.1 million, or 0.2%, from those recorded in the same period in 2012. For the nine months ended September 30, 2013, water service operating revenues from industrial customers increased $1.1 million, or 1.2%, to $93.5 million, compared to the same period of 2012. These increases are mainly due to rate increases offset by decreases in sales volumes. The volume of water sold and billed to industrial customers totaled 10.1 billion gallons for the three months ended September 30, 2013, a decrease of 13.0% from 11.6 billion gallons for the three months ended September 30, 2012. The volume of water sold and billed to industrial customers for the nine months ended September 30, 2013 decreased 10.1% compared to the nine months ended September 30, 2012. We attribute this decrease in billed usage to the implementation of our new CIS system and the associated timing of billings in 2013 compared to the same periods in 2012. Consistent with the above, while billed sales volumes decreased, there was a corresponding increase in unbilled usage.

Water service operating revenues from public and other customers, including municipal governments, other governmental entities and resale customers, decreased $3.1 million, or 3.4%, for the three months ended September 30, 2013 mainly due to decreased consumption. For the nine months ended September 30, 2013, these revenues increased $0.5 million due to rate increases partially offset by a decrease in consumption. We believe the decrease in billed sale volumes for both the three and nine months ended September 30, 2013 is due to the weather abnormalities in 2012 and 2013 as well as the change in timing of billings as a result of the implementation of our new CIS system for certain of our regulated subsidiaries in May 2013.

Other water revenues for the three months ended September 30, 2013 totaled $7.2 million, an increase of $8.3 million. For the nine months ended September 30, 2013, these revenues increased by $3.2 million, or 25.1%, to $16.2 million. These increases are primarily related to increases in the water revenue adjustment mechanisms in our California and New York subsidiaries.

Wastewater services – Our subsidiaries provide wastewater services in nine states. Revenues from these services increased $1.0 million, or 5.3%, and $2.5 million, or 4.3%, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. These increases are primarily attributable to rate increases in our Pennsylvania subsidiary.

Other revenues – Other revenues, which include such items as reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and similar items, increased $0.6 million, or 5.4%, and $2.4 million, or 7.5%, for the three and nine months ended September 30, 2013, respectively. The increases are primarily due to the additional surcharge revenues partially offset by decreases in revenues related to billings for others, reconnection and late fees. Additionally, the nine months ended September 30, 2012 included insurance proceeds for the business interruption of our Joplin, Missouri service area affected by the tornado in 2011.

Operation and maintenance. Operation and maintenance expense decreased $7.1 million, or 2.4%, and increased $6.1 million, or 0.7%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Included in the nine month increase was incremental costs of $4.6 million in 2013 associated with our New York acquisition, as the acquisition did not occur until May 1, 2012.

The following table provides information regarding operation and maintenance expense for the three and nine months ended September 30, 2013 and 2012, by major expense category:

	For the three months ended September 30,				For the nine months ended September 30,
	2013	2012	Increase (Decrease)	Percentage	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$82,093	$84,052	$(1,959)	(2.3%)	$207,698	$209,939	$(2,241)	(1.1%)
Employee-related costs	114,127	118,456	(4,329)	(3.7%)	342,611	351,464	(8,853)	(2.5%)
Operating supplies and services	54,215	55,619	(1,404)	(2.5%)	163,998	150,488	13,510	9.0%
Maintenance materials and supplies	15,357	18,232	(2,875)	(15.8%)	47,733	50,288	(2,555)	(5.1%)
Customer billing and accounting	16,193	13,807	2,386	17.3%	38,380	33,214	5,166	15.6%
Other	10,625	9,585	1,040	10.9%	33,423	32,320	1,103	3.4%
Total	$292,610	$299,751	$(7,141)	(2.4%)	$833,843	$827,713	$6,130	0.7%

For the three and nine months ended September 30, 2013, production costs and employee-related costs together accounted for approximately 67% and 66%, respectively, of the total Regulated Businesses’ operation and maintenance expense, compared to 68% for both of these periods in 2012. These items are discussed in more detail below.

Production costs by major expense type were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
	2013	2012	Increase (Decrease)	Percentage	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased Water	$33,956	$34,475	$(519)	(1.5%)	$84,759	$84,482	$277	0.3%
Fuel and Power	25,990	27,234	(1,244)	(4.6%)	66,227	68,342	(2,115)	(3.1%)
Chemicals	15,063	15,810	(747)	(4.7%)	36,997	37,840	(843)	(2.2%)
Waste Disposal	7,084	6,533	551	8.4%	19,715	19,275	440	2.3%
Total	$82,093	$84,052	$(1,959)	(2.3%)	$207,698	$209,939	$(2,241)	(1.1%)

Overall, production costs decreased for both the three and nine months ended September 30, 2013, compared to the same periods in the prior year, as a result of lower production and sales.

Employee-related costs, including salaries and wages, group insurance, and pension expense, decreased $4.3 million, or 3.7%, for the three months ended September 30, 2013, compared to the same period in the prior year. These employee-related costs represent approximately 39.0% and 39.5% of operation and maintenance expense for the three months ended September 30, 2013 and 2012, respectively. These costs also decreased $8.9 million or 2.5%, for the nine months ended September 30, 2013, compared to the same period in the prior year. These employee-related costs represent approximately 41.1% and 42.5%, of operation and maintenance expense for the nine months ended September 30, 2013 and 2012, respectively.

The following table provides information with respect to components of employee-related costs for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,				For the nine months ended September 30,
	2013	2012	Increase (Decrease)	Percentage	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Salaries and wages	$81,211	$81,781	$(570)	(0.7%)	$241,617	$242,699	$(1,082)	(0.4%)
Pensions	11,976	14,530	(2,554)	(17.6%)	36,604	42,353	(5,749)	(13.6%)
Group insurance	16,636	17,938	(1,302)	(7.3%)	50,283	53,369	(3,086)	(5.8%)
Other benefits	4,304	4,207	97	2.3%	14,107	13,043	1,064	8.2%
Total	$114,127	$118,456	$(4,329)	(3.7%)	$342,611	$351,464	$(8,853)	(2.5%)

The overall decrease in employee-related costs for the three and nine months ended September 30, 2013, compared to the same periods in 2012, was primarily due to decreased pension expense. The decrease in pension expense for the three and nine months ended September 30, 2013 was primarily due to decreased contributions in certain of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Also, adding to the decrease for both the three and nine months ended September 30, 2013 is lower group insurance costs which was mainly attributable to higher capitalization rates and reduced headcount.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, transportation expenses, information systems rental charges and other office equipment rental charges. These costs decreased $1.4 million, or 2.5%, and increased $13.5 million, or 9.0%, for the three and nine months ended September 30, 2013, respectively. The overall increase for the nine months ended September 30, 2013 was primarily due to higher contracted services costs, mainly as a result of backfilling positions and additional incremental costs attributable to the continued maturity of our Enterprise Resource Planning system in conjunction with the implementation of Phase I and Phase II of our business transformation project.

Maintenance materials and supplies, which include emergency repairs as well as costs for preventive maintenance, decreased $2.9 million, or 15.8%, and $2.6 million, or 5.1% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 mainly due to a reduction in tank painting costs in 2013 in our New Jersey subsidiary of $2.1 million.

Customer billing and accounting expenses, which include uncollectible accounts expense, postage and other customer related expenses, increased $2.4 million, or 17.3%, and $5.2 million, or 15.6%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year, primarily due to an increase in uncollectible expense associated with an increase in our Regulated Businesses’ customer accounts receivable attributable to rate increases and an increase in the overall aging of receivables, some which is the result of our CIS implementation.

Other operation and maintenance expense includes casualty and liability insurance premiums and regulatory costs. For the three and nine months ended September 30, 2013, the cost increases were primarily driven by higher casualty insurance costs, as a result of historical claims experience, and retroactive adjustments.

Operating expenses. The increase in operating expenses, for the three months ended September 30, 2013, is due to the decrease in operation and maintenance expense explained above offset by a higher depreciation and amortization expense of $5.4 million and higher general tax expense of $5.0 million. The increase in operating expenses for the nine months ended September 30, 2013 is due to the increases in operation and maintenance expense explained above, higher depreciation and amortization expense of $21.3 million and higher general tax expense of $9.8 million. The increase in depreciation and amortization is primarily due to additional utility plant placed in service, including Phase I and the first wave of Phase II of our business transformation project. The increases in general tax expense is primarily due to higher property taxes incurred partially as a result of our New York acquisition in the second quarter of 2012 of $3.3 million, property tax true-ups included in 2012 for our Indiana and Missouri subsidiaries of $4.0 million and higher 2013 gross receipts taxes in our New Jersey subsidiary of $2.6 million.

Market-Based Operations

The following table provides financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(In thousands)
Operating revenues	$90,564	$85,878	$4,686	$238,655	$249,254	$(10,599)
Operation and maintenance expense	65,618	69,335	(3,717)	188,964	208,207	(19,243)
Operating expenses, net	69,254	72,110	(2,856)	198,956	216,837	(17,881)
Income from continuing operations before income taxes	22,166	14,560	7,606	42,044	34,715	7,329

Operating revenues. Revenues for the three months ended September 30, 2013 increased $4.7 million, compared to the same period in 2012, due to an increase in our HOS revenues of $5.4 million due to contract growth. This increase is offset by a $0.9 million decrease in our Contract Operations Group due to terminated municipal and industrial operations and maintenance contracts totaling approximately $2.4 million offset by the net increase of $1.7 million from price redeterminations from our military contracts.

For the nine months ended September 30, 2013, when compared to the same period of the prior year, revenues decreased $10.6 million, predominantly related to the termination of certain municipal and industrial operations and maintenance contracts, which amount to approximately $14.9 million. Additionally, revenues from capital project activities associated with military construction decreased $10.4 million, due to lower levels of work as compared to the prior year. These decreases were offset by a net increase of $4.0 million from price redeterminations for several of our military contracts as well as an increase of $11.4 million in our HOS revenues associated with contract growth, most notably in New York City.

Operation and maintenance. Operation and maintenance expense decreased $3.7 million, or 5.4%, and $19.2 million, or 9.2%, for the three and nine months ended September 30, 2013, respectively.

The following table provides information regarding categories of operation and maintenance expense for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,				For the nine months ended September 30,
	2013	2012	Increase (Decrease)	Percentage	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$8,864	$9,858	$(994)	(10.1%)	$28,449	$33,376	$(4,927)	(14.8%)
Employee-related costs	16,355	17,162	(807)	(4.7%)	48,862	53,644	(4,782)	(8.9%)
Operating supplies and services	29,239	31,374	(2,135)	(6.8%)	77,735	87,462	(9,727)	(11.1%)
Maintenance materials and supplies	9,942	8,423	1,519	18.0%	30,740	27,257	3,483	12.8%
Other	1,218	2,518	(1,300)	(51.6%)	3,178	6,468	(3,290)	(50.9%)
Total	$65,618	$69,335	$(3,717)	(5.4%)	$188,964	$208,207	$(19,243)	(9.2%)

As noted in the table above, decreases in operating supplies and services, production costs and employee-related costs were partially offset by an increase in maintenance materials and supplies. The decrease in production costs and employee-related costs is mostly due to the termination of certain municipal and industrial operations and maintenance contracts. The decrease in operating supplies and services for both the three and nine month periods is attributable to the release of $3.8 million in loss contract reserves due to the resolution of certain outstanding issues and uncertainties. Additionally, the nine month period was also impacted by decreased construction activity for our military contracts and is partially offset by increased HOS contracted services expense as well as higher printing and postage costs associated with expanding into new markets, including New York City. The increase in maintenance materials and services is primarily due to higher HOS repair costs, which is attributable to new contracts, an increase in the number of claims, as well as an increase in the average cost per claim and is partially offset by the terminated municipal and industrial operations and maintenance contracts. The decrease in the other category is mainly due to decreases in uncollectible accounts expense of $1.3 million and $2.9 million for the three and nine months ended September 30, 2013, respectively. These decreases are due to improved collection experience for certain municipal and industrial operations and maintenance contracts.

Operating expense. The changes in operating expenses for the three and nine months ended September 30, 2013, compared to the same periods in 2012, are primarily due to the variances in the operation and maintenance expense explained above.

Income from continuing operations before income taxes. The $7.6 million and $7.3 million increases for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, are the result of the aforementioned changes in operating revenues and operating expenses.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term capital requirements. We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper borrowings and borrowings under our revolving credit facility. We regularly evaluate the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in the revolving credit facility.

In order to meet our short-term liquidity needs, we, through AWCC, issue commercial paper, which is supported by the revolving credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit and from time to time, for direct borrowings. For example, as a result of less efficient commercial paper and money markets during the recent government shutdown in October 2013, we borrowed $300 million on our revolving credit facility for approximately seven days. On September 9, 2013, AWCC and the bank lenders under the credits facility agreed to increase the total commitments under the credit facility from $1 billion to $1.25 billion. Additionally, $1.18 billion of the credit facility has been extended from its original termination date of October 2017 to October 2018. Other than the extension of the maturity date and the increased amount of the facility, the terms and conditions of the facility are unchanged. As of September 30, 2013, AWCC had no outstanding borrowings and $29.5 million of outstanding letters of credit under the revolving credit facility. As of September 30, 2013, AWCC had $1.2 billion available under the credit facility that we can use to fulfill our short-term liquidity needs, to issue letters of credit and support our $389.4 million outstanding commercial paper borrowings. We can provide no assurances that our lenders will meet their existing contractual commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

For the three and nine months ended September 30, 2013, our liquidity position has been negatively impacted by lower cash collections on our Regulated Businesses’ accounts receivables. The rate of cash collections, in particular in those states which implemented CIS in the second quarter of 2013, have been slower than historical payment patterns. We believe this degradation in collections to be as a result of certain decisions, made as part of the CIS implementation, including such items as the manual validation of bills prior to being sent. Therefore, we believe this situation to only be temporary in nature. However, there are no assurances that the rate of cash collection will return to the previous historical payment patterns.

We expect the following factors to have an impact on our liquidity position in the fourth quarter of 2013:

•

Continued lower cash collections in our Regulated Businesses’ accounts receivable; Based on the experience of our Regulated operating companies for which CIS was implemented in the second quarter of 2013 and in light of implementing CIS in the remaining regulated operating subsidiaries in October 2013, we expect that the slower cash collections on our Regulated Businesses’ accounts receivable will continue for the remainder of 2013 and into the first half of 2014;

•

Finalization of tender offer; On October 8, 2013, we purchased and retired $225.8 million of our 6.085% Senior Notes due 2017 through a tender offer. We paid $271.8 million to effect the tender, which in addition to the principal amount included a repurchase premium of $39.4 million and accrued interest of $6.6 million;

•

Issuance of notices of redemption; On November 1, 2013, we issued a notice of redemption for $74.8 million of outstanding Senior Notes with an interest rate of 8.25% and a maturity date of 2038.  Also, on that date, we issued a notice of redemption for $75.0 million of outstanding Senior Notes with a coupon rate of 10.0% and a maturity date of 2038;

•	Long-term debt maturities; $101.0 million in long-term debt maturities due December 21, 2013.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from operating activities for the nine months ended September 30, 2013 were $688.7 million compared to $735.0 million for the nine months ended September 30, 2012.

The following table provides a summary of the major items affecting our cash flows from operating activities for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
	2013	2012
	(In thousands)
Net income	$309,571	$302,592
Add (subtract):
Non-cash operating activities (1)	562,265	532,316
Changes in working capital (2)	(105,496)	(3,858)
Pension and postretirement healthcare contributions	(77,664)	(96,036)
Net cash flows provided by operations	$688,676	$735,014

(1)

Includes, depreciation and amortization, provision for deferred income taxes, amortization of deferred investment tax credits, provision for losses on accounts receivable, allowance for other funds used during construction, (gain) loss on asset dispositions and purchases, pension and non-pension postretirement benefits expense, stock-based compensation expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.

(2)

Changes in working capital include changes to receivables and unbilled utility revenue, taxes receivable including income taxes, other current assets, accounts payable, taxes accrued (including income taxes), interest accrued, change in book overdraft and other current liabilities.

Our working capital needs are primarily limited to funding the increase in our customer accounts receivable and unbilled revenues which is mainly associated with the revenue increase as a result of rate increases in our Regulated Businesses. We address this timing issue through the aforementioned liquidity funding mechanisms. As noted above, our cash collections for our Regulated Businesses’ accounts receivable has been slower than historical payment patterns, in particular for those operating companies in which we implemented the new CIS system in May 2013. We believe the slowdown in collections is the result of our CIS implementation and therefore is only temporary in nature. Also, as noted above, we implemented the CIS system in our remaining Regulated Businesses in October 2013. We expect to experience a similar slowdown in cash collections for these operating companies as was experienced for the companies that implemented CIS in May 2013.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the periods indicated:

	For the nine months ended September 30,
	2013	2012
	(In thousands)
Capital expenditures	$(665,262)	$(680,357)
Proceeds from sale of assets and securities	749	560,095
Acquisitions	(16,554)	(44,333)
Other investing activities, net (1)	(38,300)	(20,761)
Net cash flows provided by (used in) investing activities	$(719,367)	$(185,356)

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

Cash flows used in investing activities for the nine months ended September 30, 2013 was $719.4 million compared to $185.4 million for the nine months ended September 30, 2012. The variance from 2012 to 2013 is mainly attributable to the fact that the 2012 amount included proceeds received from the sale of our Arizona and New Mexico subsidiaries. Also, reflected in the 2012 amount was the purchase of seven regulated water systems in New York. The decrease in net capital expenditure of $15.1 million is principally due to a reduction in our capital spending for our business transformation project.

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

As previously noted AWCC is a wholly-owned finance subsidiary of the Company. Based on the needs of our regulated subsidiaries and the Company, AWCC borrows in the capital markets and then, through intercompany loans, provides those borrowings to the regulated subsidiaries and the Company. The regulated subsidiaries and the Company are obligated to pay their portion of the respective principal and interest to AWCC in the amount necessary to enable AWCC to meet its debt service obligations. Because the Company’s borrowings are not a source of capital for the regulated subsidiaries, the Company is not able to recover the interest charges on the Company’s debt through regulated water and wastewater rates.

Our intent is to utilize commercial paper for short-term liquidity as commercial paper borrowings has historically been more flexible and a lower cost option. However, if necessary we utilize our credit facility to complement our borrowings in the commercial paper market. Certain disruptions in the money market sector of the debt capital markets may make borrowings under our revolving credit facility to be more efficient and/or a lower cost alternative to commercial paper.

The following table provides information on long-term debt that was issued during the first nine months of 2013:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
Other subsidiaries	Private activity bonds and government funded debt-fixed rate	1.59%-2.41%	2031 -2033	$2,737
Total issuances				$2,737

Proceeds from the above issuances were received from Pennsylvania Infrastructure Investment Authority and will be used to fund certain specified projects. We also assumed $0.1 million of debt via acquisition in the second quarter of 2013.

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first nine months of 2013:

Company	Type	Interest Rate	Maturity	Amount
Other subsidiaries(1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	2013-2041	$13,934
Other subsidiaries	Mortgage bonds—fixed rate	6.59%	2013	2,000
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other	Capital leases and other			240
Total retirements and redemptions				$17,374

(1)	Includes $3.0 million of non-cash redemptions via the use of restricted funds.

As previously noted, on October 8, 2013, we announced the purchase and retirement through a tender offer of $225.8 million in aggregate outstanding principal amount of our 6.085% Senior Notes due 2017. On October 8, 2013, we paid $271.8 million to effect the tender, which in addition to the principal included a repurchase premium of $39.4 million and accrued interest of $6.6 million. Also, in October 2013 and related to the tender, we recorded transaction fees of $0.7 million and a write-off of $0.5 million for unamortized debt issuance costs. The tender was financed through commercial paper borrowing, reducing our liquidity relative to September 30, 2013. As a result of the retirement of this debt and based on the weighted-average interest rate on short-term borrowings for the third quarter of 2013, we would expect to have pre-tax interest expense savings of approximately $13 million in 2014.

On November 1, 2013, we issued notices of redemption for $74.8 million and $75.0 million of outstanding Senior Notes with an original maturity of date of 2038 and interest rates of 8.25% and 10.0%, respectively. These notes will be retired on December 1, 2013. Additionally, $101.0 million in Senior Notes matures on December 21, 2013. We expect to issue Senior Notes in the near future to finance these redemptions and the maturity.

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other viable transactions.

Credit Facilities and Short-Term Debt

Short-term debt at September 30, 2013 consists of the following:

Amount (In thousands)
Commercial paper, net	$389,435
Total short-term debt	$389,435

On September 9, 2013, the Company announced that AWCC and its lenders had agreed to increase lending commitments under AWCC’s revolving credit facility from $1 billion to $1.25 billion. In addition, $1.18 billion of the credit facility has been extended from its original termination date of October 2017 to October 2018.

On the same date, the Company also amended its commercial paper program by increasing the maximum borrowing capability from $700 million to $1 billion.

The following table provides information as of September 30, 2013 regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under our revolving credit facility.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
September 30, 2013	$1,250,000	$1,220,536	$150,000	$120,536	$389,435	$—

The weighted-average interest rate on short-term borrowings for the three months ended September 30, 2013 and 2012 was approximately 0.33% and 0.49%, respectively, and 0.36% and 0.50% for the nine months ended September 30, 2013 and 2012, respectively.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At September 30, 2013	At December 31, 2012
Common stockholders’ equity and preferred stock without mandatory redemption rights	45%	44%
Long-term debt and redeemable preferred stock at redemption value	50%	52%
Short-term debt and current portion of long-term debt	5%	4%
	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in the ability to pay dividends, issue new debt or access our revolving credit facility. We were in compliance with our covenants as of September 30, 2013. Failure to comply with restrictive covenants under our credit facility could accelerate repayment obligations. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of September 30, 2013, our ratio was 0.55 to 1.00 and therefore we were in compliance with the covenant.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets, is directly affected by securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we have also issued debt through our regulated subsidiaries, primarily in the form of tax exempt securities or borrowings under state revolving funds, to lower our overall cost of debt.

On May 24, 2013, Standard & Poor’s Ratings Service, (“S & P”), upgraded its corporate credit rating to A- on AWCC and American Water and AWCC’s “A2” short term rating. On that date, they also confirmed its stable rating outlook for American Water and AWCC. On May 29, 2013, Moody’s upgraded its rating outlook for both American Water and AWCC from Baa2 to Baa1 and revised its rating outlook to stable.

The following table shows the Company’s securities ratings as of September 30, 2013:

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

Dividends

Our board of directors’ practice has been to distribute to our shareholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Since the dividends on our common stock are not cumulative, only declared dividends will be paid.

On June 3, 2013 and September 3, 2013, the Company made cash dividend payments of $0.28 per share to all shareholders of record as of May 24, 2013 and August 19, 2013, respectively. In order to provide an opportunity for our shareholders to take advantage of lower 2012 tax rates, the cash dividend payment that would have historically been paid in March 2013 was paid in December 2012. In March and June 2012, we made cash dividend payments of $0.23 per share to all shareholders of record as of February 3, 2012 and April 20, 2012, respectively. On September 3, 2012, a cash dividend payment of $0.25 per share was paid to all shareholders of record as of July 6, 2012.

On September 27, 2013, our board of directors declared a quarterly cash dividend payment of $0.28 per share payable on December 2, 2013 to all shareholders of record as of November 15, 2013.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of September 30, 2013 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

However, as disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2013, on May 20, 2013, we implemented the Enterprise Asset Management system and the Customer Information system modules of our ERP, SAP ECC 6.0 for certain of our Regulated operating subsidiaries. The implementation was part of our continued focus on upgrading and enhancing our financial systems with the goals of increasing our operating efficiencies and effectiveness and controlling the costs associated with the operation of our business, all of which are important to providing quality and reliable service to our customers and communities we serve. It was not in response to any internal control deficiencies.

We are in the process of testing the internal controls over financial reporting resulting from modifications to our business processes from this implementation. Although efforts have been made to minimize any adverse impact on our controls, we cannot assure that all such impacts have been mitigated.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) in Part I, Item 3, “Legal Proceedings,” and in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”):

The Form 10-K describes the filing by California-American Water Company (“CAWC”) of a formal claim with Marina Coast Water District (“MCWD”) seeking monetary damages from MCWD, and the Board of MCWD’s notice that it rejected CAWC’s claim.  As noted in the Form 10-Q, CAWC and MCWD entered into a tolling agreement and extension of the agreement with respect to CAWC’s claims, which toll applicable statutes of limitations and the deadline for commencement of litigation regarding CAWC’s claims until October 14, 2013.  A subsequent agreement between CAWC and MCWD extend the tolling and deadline for the commencement of litigation to March 1, 2014.

In addition, the Form 10-K describes the June 21, 2012 Decision of the California Public Utilities Commission (“CPUC”) to approve CAWC’s implementation of a project to reroute the Carmel River and remove the San Clemente Dam, as well as the July 27, 2012 filing by the Division of Ratepayer Advocates of the CPUC (the “DRA”) of an application for rehearing of the Decision. On April 4, 2013, the CPUC denied the application.

The Form 10-K also describes CAWC’s Complaint for Declaratory Relief against the Monterey County Water Resources Agency (“MCWRA”) and MCWD, currently before the San Francisco County Superior Court.  The Complaint seeks a determination by the Court as to whether the certain agreements related to the [now abandoned] Regional Desalination Project are void as a result of the alleged conflict of interest of a former director of MCWRA (described in the Form 10-K), or remained valid (the Complaint also seeks a determination, in the event the agreements are deemed valid, that MCWRA anticipatorily repudiated the agreements and that CAWC had the right to terminate the agreements based on the anticipatory repudiation).  On October 9, 2013, MCWD filed a Motion for Summary Judgment and Summary Adjudication, seeking a determination that the agreements are valid.  MCWD asserts that the Court does not have jurisdiction to determine the validity of the agreements on the basis that the agreements were approved by final decisions of the CPUC and under the California Public Utilities Code, superior courts are prohibited from exercising jurisdiction to decide matters that would interfere with the CPUC’s policies or performance of its duties.  MCWD also argued that the action was barred by 60-day statutes of limitations applicable to certain contracts entered into by the MCWD and to certain contracts entered into by the MCWRA.  CAWC intends to challenge the motion in responsive pleadings.  On October 10, 2013, the Court issued a Case Management Order including a proposed schedule calling for commencement of a trial with regard to the validity of the agreements in February 2014.

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

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2013.

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

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.