Form 10-K
period 2013-12-31
American Water Works Company, Inc.
filed 2014-02-27
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12(b)-2 of the Exchange Act.:

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

Common Stock, $0.01 par value—$7,336,584,365 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value per share—178,722,663 shares, as of February 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company’s Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees of any outcomes, financial results or levels of performance and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of risks and uncertainties, and new risks and uncertainties of which we are not currently aware or which we do not currently perceive may arise in the future from time to time. Should any of these risks or uncertainties materialize, or should any of our expectations or assumptions prove incorrect, then our results may vary materially from those discussed in the forward-looking statements herein. Factors that could cause actual results to differ from those discussed in forward-looking statements include, but are not limited to, the factors discussed under the caption “Risk Factors” and the following factors:

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	the timeliness of regulatory commissions’ actions concerning rates;
•	changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts;
•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;
•	weather conditions, patterns or events, including drought or abnormally high rainfall, strong winds and coastal and intercoastal flooding;
•	the outcome of litigation and government action related to recent events in West Virginia;
•	our ability to appropriately maintain current infrastructure and manage expansion of our business;
•	our ability to obtain permits and other approvals for projects;
•	changes in our capital requirements;
•	our ability to control operating expenses and to achieve efficiencies in our operations;
•	our ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;
•

our ability to successfully acquire and integrate water and wastewater systems that are complementary to our operations and the growth of our business, including, among other core growth opportunities, concession arrangements and agreements for the provision of water services in the unregulated shale arena; cost overruns relating to improvements or the expansion of our operations;

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

Our Company

American Water Works Company, Inc., (the “Company”), a Delaware corporation, is the most geographically diversified, as well as the largest publicly-traded, United States water and wastewater utility company, as measured by both operating revenue and population served. As a holding company, we conduct substantially all of our business operations through our subsidiaries. Our approximately 6,600 employees provide an estimated 14 million people with drinking water, wastewater and other water-related services in over 40 states and two Canadian provinces.

In 2013, our on-going operations generated $2,901.9 million in total operating revenue and $369.3 million in income from continuing operations. Included in the 2013 income from continuing operations was an after-tax charge of $24.8 million related to a loss on extinguishment of debt to effect a tender offer that we announced in September 2013. In 2012, our on-going operations generated $2,876.9 million in total operating revenue and $374.3 million in income from continuing operations.

We have two operating segments that are also the Company’s two reportable segments: the Regulated Businesses and the Market-Based Operations. For further details on our segments, see Note 19 of the Consolidated Financial Statements.

For 2013, our Regulated Businesses segment generated $2,593.9 million in operating revenue, which accounted for 89.4% of our total consolidated operating revenue. For the same period, our Market-Based Operations segment generated $325.5 million in operating revenue, which accounted for 11.2% of total consolidated operating revenue.

During 2011, we either consummated or announced the sale of assets or stock of certain of our regulated and market-based subsidiaries as outlined in “Our Regulated Businesses” and “Our Market-Based Operations” discussions below. As such, these subsidiaries have been presented as discontinued operations for all periods presented, and are not included in the discussions below unless otherwise noted. See Note 3 to Consolidated Financial Statements for further details on our discontinued operations.

For additional financial information, please see the financial statements and related notes thereto appearing elsewhere in this Form 10-K.

Regulated Businesses Overview

Our primary business involves the ownership of subsidiaries that provide water and wastewater utility services to residential, commercial, industrial and other customers, including sale for resale and public authority customers. We report the results of this business in our Regulated Businesses segment. Our subsidiaries that provide these services are generally subject to economic regulation by certain state commissions or other entities engaged in economic regulation, hereafter referred to as “PUCs,” in the states in which they operate. The federal government and the states also regulate environmental, health and safety, and water quality matters.

As noted above, for 2013, operating revenue for our Regulated Businesses segment was $2,593.9 million, accounting for 89.4% of total consolidated operating revenue for the same period. Regulated Businesses segment operating revenues were $2,564.4 million for 2012 and $2,368.9 million for 2011, accounting for 89.1% and 88.8%, respectively, of total operating revenues for the same periods.

The following charts set forth operating revenue for 2013 and customers as of December 31, 2013, for the states in which our Regulated Businesses provide services:

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

For 2013, operating revenue for our Market-Based Operations was $325.5 million, accounting for 11.2% of total operating revenue for the same period. The Market-Based Operations’ operating revenue was $330.3 million for 2012 and $327.8 million for 2011, accounting for 11.5% and 12.3%, respectively, of total operating revenues for the same periods.

Our Industry

Overview

The United States water and wastewater industry has two main sectors (i) utility ownership, which involves supplying water and wastewater services to consumers; and (ii) general services, which involves providing water and wastewater related services to water and wastewater utilities and other customers on a contract basis.

The utility sector includes investor-owned as well as municipal systems that are owned and operated by local governments or governmental subdivisions. The Environmental Protection Agency (“EPA”) estimates that government-owned systems account for approximately 84% of all United States community water systems and approximately 98% of all United States community wastewater systems. Investor-owned water and wastewater systems, including a small number of private companies and developers, account for the remainder of the United States water and wastewater community water systems. Growth of service providers in the investor-owned regulated utility sector is achieved through organic growth within a franchise area, the provision of bulk water service to other community water systems and/or acquisitions, including small water and wastewater systems, typically serving fewer than 10,000 customers that are in close geographic proximity to already established regulated operations, which we herein refer to as “tuck-ins.”

The utility sector is characterized by high barriers to entry, given the capital intensive nature of the industry. The aging water and wastewater infrastructure in the United States is in constant need of modernization and replacement. Increased regulations to improve water quality and the management of water and wastewater residuals’ discharges, which began with passage of the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, have been among the primary drivers of the need for modernization. The EPA estimated that the nation’s drinking water utilities need $384.2 billion in infrastructure investments for thousands of miles of pipe as well as thousands of treatment plants storage tanks, and other key assets between 2011 and 2030 to ensure the public health, security and economic well-being of our cities, towns and communities.  Also, in 2007 the EPA estimated that approximately $390 billion of capital spending would be necessary over the next 20 years to replace aging infrastructure and ensure quality wastewater systems across the United States. In addition, the 2011 American Society of Civil Engineers’ (“ASCE”) report, Failure to Act: The Economic Impact of Current Investment Trends in Water and Wastewater Treatment Infrastructure estimated that as investment needs continue to escalate and current funding trends continue to fall short of the needs, it will likely result in unreliable water service and wastewater treatment. According to the report, this can result in water disruptions, impediments to emergency response, and damage to other types of infrastructure such as roads and bridges, as well as water shortages (from failing infrastructure and drought) that may result in unsanitary conditions and increase the likelihood of public health issues. In its most recent 2013 ASCE Report Card for America’s Infrastructure it gave the water and wastewater infrastructure a grade of “D” due to the fact that much of the infrastructure is nearing the end of its useful life.  The report concluded that there will be an investment gap between now and 2020 of $84 billion for drinking water and wastewater infrastructure.

Note:  Numbers may not total due to roundingSource:  U.S. Environmental Protection Agency's 2011 Drinking Water Infrastructure Needs Survey and AssessmentNote:  Numbers may not total due to roundingSource:  U.S. Environmental Protection Agency's 2011 Drinking Water Infrastructure Needs Survey and AssessmentThe following chart sets forth estimated capital expenditure needs from 2011 through 2030 for United States water systems:

For 2014 to 2018, we estimate that Company-funded capital investment will amount to approximately $5.8 billion.  Of the $5.8 billion, $5.1 billion is anticipated to be utilized to upgrade our infrastructure and systems.  In addition to these capital expenditures, we are also estimating additional capital investment over the five-year period for acquisitions and for strategic capital of approximately $400 million and $300 million, respectively. Strategic investments could include opportunities in the unregulated shale arena or a major concession. Our total capital plan for 2014 is estimated to be $1.1 billion with approximately $900 million allocated to upgrading our infrastructure and systems, including infrastructure renewal programs and construction of facilities to meet environmental requirements and new customer growth.  In addition to the $900 million in infrastructure upgrades, the capital investment plan for 2014 also includes $100 million for acquisitions and $100 million for strategic investment purposes.  The charts below set forth our estimated percentage of projected capital expenditures over the period of 2014 to 2018 for upgrading our infrastructure and systems by asset type and purpose of investment, respectively:

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

According to the EPA, the utility segment of the United States water and wastewater industry is highly fragmented, with approximately 54,000 community water systems and approximately 15,000 community wastewater facilities. Over half of the community water systems are very small, serving a population of 500 or less.

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

Water and wastewater rates in the United States are among the lowest for developed countries; and for most U.S. consumers, water and wastewater bills make up a relatively small percentage of household expenditures compared to other utility services. The following chart sets forth the relative cost of water and other public services, including trash and garbage collection and sewer maintenance, in the United States as a percentage of total household utility expenditures:

*Source:  Bureau of Labor Statistics-Consumer Expenditures Survey, 2012 (assumes four person household)

Our Regulated Businesses

Our Regulated Businesses consist of locally managed utility subsidiaries that generally are subject to economic regulation by the states in which they operate.  Our Regulated Businesses provide a high degree of financial stability because (i) high barriers to entry provide certain protections from competitive pressures; (ii) economic regulation promotes predictability in financial planning and long-term performance through the rate-setting process; and (iii) our large customer base.

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

The following table sets forth our Regulated Businesses operating revenue for 2013 and number of customers from continuing operations as well as an estimate of population served as of December 31, 2013:

	Operating Revenues (In millions)	% of Total	Number of Customers	% of Total	Estimated Population Served (In millions)	% of Total
New Jersey	$638.0	24.6%	647,168	20.1%	2.5	21.7%
Pennsylvania	571.2	22.0%	666,947	20.7%	2.1	18.3%
Missouri	264.8	10.2%	464,232	14.4%	1.5	13.1%
Illinois (a)	261.7	10.1%	311,464	9.7%	1.2	10.4%
California	209.5	8.1%	173,986	5.4%	0.6	5.2%
Indiana	199.2	7.7%	293,345	9.1%	1.2	10.4%
West Virginia (b)	124.2	4.8%	173,208	5.4%	0.6	5.2%
Subtotal (Top Seven States)	2,268.6	87.5%	2,730,350	84.8%	9.7	84.3%
Other (c)	325.3	12.5%	489,149	15.2%	1.8	15.7%
Total Regulated Businesses	$2,593.9	100.0%	3,219,499	100.0%	11.5	100.0%

(a)	Includes Illinois-American Water Company, which we refer to as ILAWC and American Lake Water Company, also a regulated subsidiary in Illinois.
(b)	West Virginia-American Water Company, which we refer to as WVAWC, and its subsidiary Bluefield Valley Water Works Company.
(c)	Includes data from our operating subsidiaries in the following states: Georgia, Hawaii, Iowa, Kentucky, Maryland, Michigan, New York, Tennessee, and Virginia.

Approximately 87.5% of operating revenue from our Regulated Businesses in 2013 was generated from approximately 2.7 million customers in our seven largest states, as measured by operating revenues. In fiscal year 2013, no single customer accounted for more than 10% of our annual operating revenue.

Overview of Networks, Facilities and Water Supply

Our Regulated Businesses operate in approximately 1,500 communities in 16 states in the United States. Our primary operating assets include 87 dams along with approximately 80 surface water treatment plants, 500 groundwater treatment plants, 1,000 groundwater wells, 100 wastewater treatment facilities, 1,200 treated water storage facilities, 1,300 pumping stations, and 47,000 miles of mains and collection pipes. Our regulated utilities own substantially all of the assets used by our Regulated Businesses. We generally own the land and physical assets used to store, extract and treat source water. Typically, we do not own the water itself, which is held in public trust and is allocated to us through contracts and allocation rights granted by federal and state agencies or through the ownership of water rights pursuant to local law. Maintaining the reliability of our networks is a key activity of our Regulated Businesses. We have ongoing infrastructure renewal programs in all states in which our Regulated Businesses operate. These programs consist of both rehabilitation of existing mains and replacement of mains that have reached the end of their useful service lives.

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

As noted, our Regulated Businesses are dependent upon a defined source of water supply and obtain their water supply from surface water sources such as reservoirs, lakes, rivers and streams. In addition, we also obtain water from ground water sources, such as wells, and purchase water from other water suppliers. The following chart sets forth the sources of water supply for our Regulated Businesses for 2013 by volume:

Bulk Water Purchases - Treated
7%
Ground Water
26%
Surface Water
67%

In our long-term planning, we evaluate quality, quantity, growth needs and alternate sources of water supply as well as transmission and distribution capacity. Sources of supply are seasonal in nature and weather conditions can have a pronounced effect on supply. In order to ensure that we have adequate sources of water supply, we use planning processes and maintain contingency plans to minimize the potential impact on service through a wide range of weather fluctuations. In connection with supply planning for most surface or groundwater sources, we employ models to determine safe yields under different rainfall and drought conditions.

Surface and groundwater levels are routinely monitored so that supply capacity deficits may, to the extent possible, be predicted and mitigated through demand management and additional supply development.

The percentage of finished water supply by source type for our top seven states by Regulated Businesses revenues for 2013 is as follows:

	Ground water	Surface water	Purchased Water
New Jersey	21%	73%	6%
Pennsylvania	7%	92%	1%
Missouri (a)	17%	82%	1%
Illinois	35%	54%	11%
California (b)	67%	—	33%
Indiana	55%	44%	1%
West Virginia	—	99%	1%

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

Wastewater services involve the collection of wastewater from customers’ premises through sewer lines. The wastewater is then transported through a sewer network to a treatment facility, where it is treated to meet required effluent standards. The treated wastewater is finally returned to the environment as effluent, and the solid waste by-product of the treatment process is disposed of in accordance with applicable standards and regulations.

Customers

We have a large and geographically diverse customer base in our Regulated Businesses. An active customer is defined as a party with an active agreement to receive a specific service from a connection to our water or wastewater system as of the last business day of each monthly reporting period.  Also, as in the case of apartment complexes, businesses and many homes, multiple individuals may be served by a single contract.

Residential customers make up the majority of our customer base in all of the states in which we operate. In 2013, residential customers accounted for 91.0% of the customers and 59.3% of the operating revenue of our Regulated Businesses.  We also serve commercial customers, such as shops and businesses; industrial customers, such as large-scale manufacturing and production operations; and public authorities, such as government buildings and other public sector facilities, including schools. We also supply water to public fire hydrants for firefighting purposes, to private fire customers for use in fire suppression systems in office buildings and other facilities as well as providing bulk water supplies to other water utilities for distribution to their own customers.

The following table sets forth the number of water and wastewater customers (by customer class) for our Regulated Businesses as of December 31, 2013, 2012, and 2011:

	December 31,
	2013		2012		2011
	Water	Wastewater	Water	Wastewater	Water	Wastewater

Residential	2,813,601	117,584	2,783,354	95,576	2,730,524	95,092
Commercial	219,510	6,287	218,988	5,477	216,415	5,462
Industrial	3,822	16	3,894	12	3,885	13
Public & other	58,420	259	50,702	223	49,705	209
Total	3,095,353	124,146	3,056,938	101,288	3,000,529	100,776

The following table sets forth water services operating revenues by customer class and wastewater services operating revenues, excluding other revenues, for our Regulated Businesses for 2013, 2012, and 2011:

	For the years ended December 31,
	2013		2012		2011
	(In millions)
Water service
Residential	$1,473.1	57.8%	$1,468.6	58.2%	$1,339.4	58.1%
Commercial	529.8	20.8%	518.3	20.6%	474.2	20.5%
Industrial	123.3	4.8%	139.1	5.5%	114.5	5.0%
Public and other	338.8	13.3%	317.7	12.6%	302.3	13.1%
Total water services	$2,465.0	96.7%	$2,443.7	96.9%	$2,230.4	96.7%
Wastewater services	82.8	3.3%	78.2	3.1%	76.3	3.3%
Total	$2,547.8	100.0%	$2,521.9	100.0%	$2,306.7	100.0%

The following table sets forth billed sales volumes by customer class for our Regulated Businesses for 2013, 2012 and 2011:

	For the years ended December 31,
	2013		2012		2011
	(gallons in millions)
Billed water sales volumes
Residential	180,976	51.8%	188,927	51.5%	180,916	51.2%
Commercial	80,392	23.0%	84,226	23.0%	81,455	23.0%
Industrial	37,107	10.6%	39,429	10.7%	39,295	11.1%
Public and other	51,009	14.6%	54,202	14.8%	52,069	14.7%
Total	349,484	100.0%	366,784	100.0%	353,735	100.0%

The vast majority of our regulated water customers are metered, which allows us to measure and bill for our customers’ water consumption, typically on a monthly basis. Our wastewater customers are billed either on a fixed charge basis or based on their water consumption.

Customer usage of water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for lawn irrigation and other outdoor uses. Summer weather that is cooler and wetter than average generally serves to suppress customer water demand and can reduce water operating revenues and operating income. Summer weather that is hotter and drier than average generally increases operating revenues and operating income. However, when weather conditions are extremely dry, and even if our water supplies are sufficient to serve our customers, our systems may be affected by drought-related warnings and/or water usage restrictions imposed by governmental agencies, thereby reducing customer usage and operating revenues. These restrictions may be imposed at a regional or state level and may affect our service areas, regardless of our readiness to meet unrestricted customer demands. Other factors affecting our customers’ usage of water include conservation initiatives, such as the use of more efficient household fixtures and appliances among residential consumers; declining household sizes in the United States; and changes in the economy and credit markets which could have significant impacts on our industrial and commercial customers’ operational and financial performance.

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

Supplies

Our water and wastewater operations require an uninterrupted supply of chemicals, energy and fuel, as well as maintenance material and other critical inputs. Many of these inputs are subject to short-term price volatility. Short-term price volatility is partially mitigated through existing procurement contracts, current supplier continuity plans, the regulatory rate setting process and rate mechanisms.

Because of our geographic diversity, we maintain relationships with many chemical, equipment and service suppliers in the marketplace, and we do not rely on any single entity for a significant amount of our supplies. We also employ a strategic sourcing process intended to ensure reliability in supply and long-term cost effectiveness. As a result of this process and our strong relationships with suppliers, we are able to mitigate interruptions in the delivery of the products and services that are critical to our operations.

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

Our operating revenue is typically determined by reference to a volumetric charge based on consumption and a base fee component set by a tariff approved by the PUC. The process to obtain approval for a change in rates generally involves filing a petition or “rate case” by the utility with the PUC on a periodic basis as determined by the need to recover capital expenditures, a reduction in operating revenues due to reduced consumption, increased operating costs or the utility determines that its current authorized return is not sufficient, given current market conditions, to provide a reasonable return on investment. A PUC may also initiate a rate proceeding or investigation if it believes a utility may be earning in excess of its authorized rate of return or other issues exist, which justify a review. PUCs may also impose other conditions on the content and timing of filings designed to affect rates. Rate cases often involve a lengthy administrative process that can be costly. The utility, the state PUC staff, consumer advocates, and other customers and interveners, who may participate in the process, generally submit testimony and supporting financial data from a twelve month period of time, known as the “test year.” State statutes and PUC rules and precedent usually determine whether the test year should be based on a historical period, a historical period adjusted for certain “known and measurable” changes or forecasted data. The majority of our states use a forecasted test year. The evidence is presented in public hearings held in connection with the rate case, which are economic and service quality fact-finding in nature, and are typically conducted in a trial-like setting before the PUC or an administrative law judge. During the process, the utility is required to provide PUC staff and interveners with all relevant information they may request concerning the utility’s operations, costs and investments. The decision of the PUC should be based on the evidence presented at the hearing.

State PUCs differ with regard to the types of expenses and investments that may be recovered in rates as well as with regard to the transparency of their rate-making processes and how they reach their final rate determinations. However, in evaluating a rate case, state PUCs typically focus on a number of areas, including, the amount and prudence of investment in facilities; operating and maintenance expenses and taxes; the appropriate cost of capital and equity return; revenues or consumption at current and expected levels; allocation of the revenue requirements among customer classes; service quality and issues raised by customers.

Failure of the PUCs to recognize reasonable and prudent operating and capital costs can result in the inability of the utility to earn the allowed return and can have a significant impact on the operations and earnings of our Regulated Businesses. Rate cases and other rate-related proceedings can take several months to over a year to complete. Therefore, there is frequently a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating cost increase and when those costs are reflected in rates. For instance, an unexpected increase in chemical costs or new capital investment that is not reflected in the most recently completed rate case will generally not begin to be recovered by the regulated subsidiary until the effective date of the subsequent rate case. Our rate case management program is guided by the goals of obtaining efficient recovery of costs of capital, recognition of declining consumption and appropriate recovery of utility operating and maintenance costs, including costs incurred for compliance with environmental regulations. The management team at each of our regulated subsidiaries anticipates the time required for the regulatory process and files rate cases with the goal of obtaining rates that reflect as closely as possible the cost of providing service at the time the rates become effective. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on and of invested capital that are permitted by the PUC.

Our regulated subsidiaries work with legislatures and PUCs to mitigate the adverse impact of regulatory lag through the adoption of positive regulatory policies. These policies include, for example, infrastructure replacement surcharges that allow rates to change outside the context of a general rate proceeding to reflect, on a more timely basis, investments to replace infrastructure necessary to sustain high quality, reliable service. Currently, Pennsylvania, Illinois, Missouri, Indiana, New York, New Jersey and Tennessee allow the use of infrastructure surcharges.

Forward-looking test year mechanisms allow us to earn, on a more current basis, our current or projected usage and costs and a rate of return on our current or projected invested capital. Some states have permitted use of a fully forecasted test year instead of historical data to set rates. Examples of these states include: Illinois, Kentucky, New York, Tennessee, California, Pennsylvania and Indiana. In all states in which we operate on a regulated basis, PUCs have allowed utilities to update historical data for certain “known and measurable” changes that occur for some limited period of time subsequent to the historical test year. This allows utilities to take into account more current costs or capital investments in the rate-setting process. The extent to which historical data can be updated will generally vary from state to state.

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

Certain states have approved consolidated rates or single-tariff pricing policies. Consolidated rates or single-tariff pricing is the use of a unified rate structure for multiple water systems that are owned and operated by a single utility, but may or may not be contiguous or physically interconnected. The single-tariff pricing structure may be used fully or partially in a state, based on costs that are determined on a state-wide or intra-state regional basis, thereby moderating the impact of periodic fluctuations in local costs while lowering administrative costs for us and our customers. For states that do not employ single-tariffs, we may have multiple general rate cases filed at any given point in time. Examples of states that have adopted a full or partial single-tariff pricing policy include:

Pennsylvania, New Jersey, Missouri, West Virginia, Kentucky, Indiana, Illinois and Iowa. Therefore, of our seven largest states, six have some form of single-tariff pricing. Pennsylvania also permits a blending of water and wastewater rate structures, which results in single tariff pricing among water and wastewater systems.

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

In some states, the PUC has implemented mechanisms to enhance utility revenue stability in light of conservation initiatives, decreasing per capita consumption or other factors. Sometimes referred to as “decoupling,” these mechanisms, to some extent, separate recoverable revenues from volumes of water sold. For example, the state of California has decoupled revenues from water sold to help achieve the state initiative to reduce water usage by 20% by 2020. This progressive regulation enables utilities to encourage water efficiency, as revenues are not tied to sales. Similarly, New York has implemented a surcharge or credit based on the difference between actual net revenues and the revenues allowed in the most recent rate order.

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

We maintain an appropriate environmental policy including responsible business practices, compliance with environmental laws and regulations, effective use of natural resources, and stewardship of biodiversity. We believe that our operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations. Water samples from across our water systems are analyzed on a regular basis for material compliance with regulatory requirements. Across the Company, we conduct over one million water quality tests each year at our laboratory facilities and plant operations, including continuous on-line instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. For 2013, we achieved a score of greater than 99% for drinking water compliance and according to the EPA statistics, American Water’s performance has been far better than the industry average over the last several years. In fact, in 2013, American Water was 20 times better than the industry average for compliance with drinking water quality standards (Maximum Contaminant Levels) and 150 times better for compliance with drinking water monitoring and reporting requirements.

We participate in the Partnership for Safe Water, the United States EPA’s voluntary program to meet more stringent goals for reducing microbial contaminants. With 68 of our 82 surface water plants receiving the program’s “Director” award, we account for approximately one-third of the plants receiving such awards nationwide. In addition, 63 American Water plants have received the “Five-Year Phase III” award, while 60 have been awarded the “Ten-Year Phase III” award.  Additionally, three plants received the inaugural “Fifteen-Year Phase III” award in 2013.

Safe Drinking Water Act

The Federal Safe Drinking Water Act and regulations promulgated thereunder establish national quality standards for drinking water. The EPA has issued rules governing the levels of numerous naturally occurring and man-made chemical and microbial contaminants and radionuclides allowable in drinking water and continues to propose new rules. These rules also prescribe testing requirements for detecting regulated contaminants, the treatment systems which may be used for removing those contaminants and other requirements. Federal and state water quality requirements have become increasingly stringent, including increased water testing requirements, to reflect public health concerns. To date, the EPA has set standards for approximately 90 contaminants and indicators for drinking water.  Further, certain of our water systems are in the process of monitoring for 28 additional contaminants that are not currently regulated to help the EPA determine if any of them occur at high enough levels to warrant being regulated.  There are thousands of other chemical compounds that are not regulated, many of which are lacking a testing methodology, occurrence data, health effects information and/or treatment technology.

To effect the removal or inactivation of microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and byproducts of the disinfection process. In January 2006, the EPA promulgated the Long-term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectants and Disinfection Byproduct Rule. In October 2006, the EPA finalized the Ground Water Rule, applicable to water systems providing water from underground sources. The EPA also revised the monitoring and reporting requirements of the existing Lead and Copper Rule in 2007 and Congress enacted the Reduction of Lead in Drinking Water Act on January 4, 2011 regarding the use and introduction into commerce of lead pipes, plumbing fittings or fixtures, solder and flux. In 2012, the EPA finalized revisions to the Total Coliform Rule that were part of the mandate of a Federal Advisory Committee appointed to negotiate the changes. Most of the anticipated changes to the rule will not be effective until 2016. The EPA is actively considering regulations for a number of contaminants, including hexavalent chromium, fluoride, nitrosamines, perchlorate, some pharmaceuticals and certain volatile organic compounds, but we do not anticipate that any of these regulations will require implementation in 2014.

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

Condemnation

The potential exists that all or portions of our subsidiaries’ utility assets could be acquired by municipalities or other local government entities through one or more of the following methods:

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

We are periodically subject to condemnation proceedings in the ordinary course of business. For example, condemnation threats have been made over the last several years with respect to the following systems:

•

Chicago, Illinois area. The municipalities of Homer Glen (approximately 7,400 customer connections) and Bolingbrook (approximately 21,500 customer connections) have commissioned studies to determine the cost and feasibility of condemning Illinois-American’s retail distribution systems serving those communities and have formally requested certain financial and other information from Illinois-American. In addition, five municipalities formed a water agency to pursue eminent domain of the water pipeline that serves those five communities. Before filing its eminent domain lawsuit in January 2013, the water agency made an offer of $37.6 million for the pipeline.

•

Mooresville, Indiana: The Town of Mooresville (approximately 3,700 customer connections) filed a lawsuit to condemn Indiana American’s Mooresville operations in August 2012. A jury trial is scheduled for April 15 - 18, 2014. The Town has offered $6.5 million for the utility, the company’s appraisal valued it at $24.1 million, and the court appointed appraisers established a value of $14.5 million.

•

Monterey, California: A citizens group in Monterrey, California (approximately 40,000 customer connections submitted enough signatures to have a measure added to the June 2014 election ballot asking voters to decide whether the local water management district should conduct a nine-month feasibility study concerning the potential purchase of California American Water's Monterey service district.

We actively monitor condemnation activities that may affect us as soon as we become aware of them. We do not believe that condemnation poses a material threat to our ability to operate our Regulated Businesses.

Our Market-Based Operations

In addition to our Regulated Businesses, we operate the following lines of business in our Market-Based Operations. Of the lines of business outlined below; no single group within our Market-Based Operations generates in excess of 10% of our aggregate consolidated revenue.

Contract Operations Group

Our Contract Operations Group enters into public/private partnerships, including O&M and Design, Build and Operate (“DBO”) contracts for the provision of services to water and wastewater facilities for the United States military, municipalities, the food and beverage industry and other customers. We typically make no long-term capital investment under these contracts with municipalities and other customers; instead we perform our services for a fee. During the contract term, we may make limited short term capital investments under our contracts with the United States military and certain industrial customers. Our Contract Operations Group generated revenue of $212.6 million in 2013, representing 65.3% of revenue for our Market-Based Operations.

We are party to more than 70 contracts, varying in size and scope, across the United States and Canada, with contracts ranging in terms from one to 50 years. Included in these contracts are ten 50-year contracts, including the Hill Air Force Base contract that was awarded to us in January 2014, with the Department of Defense for the operation and maintenance of the water and wastewater systems on certain military bases. All of our contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In either event, pursuant to the standard terms of the U.S. government contract termination provisions, we would be entitled to recover allowable costs that we may have incurred under the contract, plus the contract profit margin on incurred costs. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions.

On December 31, 2011, we completed the sale of our Applied Water Management, Inc. group (“AWM”). As noted above, this subsidiary is included in discontinued operations for all periods presented. Therefore, all amounts and statistics disclosed for the Contract Operations Group refer only to on-going operations of the Contract Operations Group.

Homeowner Services Group

Our Homeowner Services Group, through our Service Line Protection Program, provides services to domestic homeowners and smaller commercial establishments to protect against the cost of repairing broken or leaking water pipes and clogged or blocked sewer pipes inside and outside their accommodations. These repairs are not typically covered by homeowners’ insurance or by their water or sewer service provider.

Our LineSaver™ program involves partnering with municipalities to offer our protection programs to homeowners serviced by the municipalities. During 2012, we entered into a contract with the New York City Water Board (the “Board”), a corporate municipal instrumentality of the State of New York, to offer our LineSaver™ program to the Board’s approximately 650,000 homeowners throughout the city’s five boroughs.  As of December 31, 2013, our Homeowner Services Group has approximately 1.3 million customer contracts in 37 states, including the New York City customer contracts.

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

In 2013, we spent $2.9 million on research and development compared to $2.8 million and $2.6 million spent in 2012 and 2011, respectively. Approximately one-quarter of our research budget is comprised of competitively awarded outside research grants. Such grants reduce the cost of research and allow collaboration with leading national and international researchers.

We believe that continued research and development activities are critical in providing quality and reliable service at reasonable rates, in maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Support Services

Our American Water Works Service Company subsidiary provides shared services and corporate governance that achieve economies of scale through central administration. These services are provided predominantly to our Regulated Businesses under the terms of contracts with these companies that have been approved by state PUCs, where necessary. These services, which are provided at cost, may include accounting, administration, business development, communications, corporate secretarial, education and training, engineering, financial, health and safety, human resources, information systems, internal audit, legal, operations, procurement, rates, security, risk management, water quality and research and development. These arrangements afford our operating companies professional and technical talent on an economical and timely basis. We also operate two national customer service centers, which are located in Alton, Illinois and Pensacola, Florida.

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

Employee Matters

Approximately 50% of our workforce is represented by unions. We have 76 collective bargaining agreements in place with 18 different unions representing our unionized employees. We have three union contracts beyond expiration that affect approximately 200 employees, all of which are actively working under the old agreements. During 2014, 22 of our local union contracts will expire.

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

On October 16, 2012, the NLRB Administrative Law Judge hearing the matter ruled that, although we did provide sufficient notification to the Federal Mediation and Conciliation Service, we did not provide notice to state agencies, in violation of the National Labor Relations Act. The Administrative Law Judge ordered, among other things, that we cease and desist from implementing the terms of our last, best and final offer and make whole all affected employees for losses suffered as a result of our implementation of our last, best and final offer. The “make whole” order, if upheld on appeal, would require us to provide backpay plus interest, from January 1, 2011 through the date of the final determination. Based on current estimates and assumptions, we estimate the cash impact could be in the range of $3.0 to $3.5 million per year, with the total impact dependent on the length of time the issue remains unresolved. In November 2012, we filed an exception to the decision of the Administrative Law Judge in order to obtain a review by the full NRLB. We expect to hear from the NRLB in 2014.

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

Our water and wastewater operations are subject to extensive United States federal, state and local laws and regulations and, in the case of our Canadian operations, Canadian laws and regulations that govern the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. These requirements include the United States Clean Water Act of 1972, which we refer to as the Clean Water Act, and the United States Safe Drinking Water Act of 1974, which we refer to as the Safe Drinking Water Act, and similar state and Canadian laws and regulations. We are also required to obtain various environmental permits from regulatory agencies for our operations. For example, recently the Monterey County Health Department, Environmental Health Bureau (“MCHD”) notified our subsidiary, California American Water (“CAWC”) that the MCHD had received a complaint filed with the Department of Toxic Substance Control regarding arsenic levels and disposal locations of sludge generated from the company’s Ambler Park and Toro water treatment plants prior to May 2013. MCHD requested that CAWC provide MCHD with sludge disposal records, analytical results and supporting documentation related to this matter. Through two separate letters, CAWC submitted the requested documentation and information to MCHD and advised MCHD that, based on the analysis performed, it appears that some of the residual wastes from the two plants, as well as CAWC’s Ryan Ranch water treatment plant, may have exceeded California hazardous waste soluble threshold limit concentration requirements and, therefore, should not have not been disposed of at the non-hazardous disposal facilities to which they were transported. CAWC further advised MCHD that, in light of the findings, CAWC modified its procedures to insure that wastes sent for disposal are properly characterized and managed. CAWC similarly reported to the Sacramento County Department of Environmental Management that it may have improperly disposed of arsenic residuals from its Isleton treatment plant before July 2013. By letter dated November 6, 2013, the Monterey County District Attorney advised CAWC that it had received a report from the MCHD that CAWC had transported and disposed such hazardous wastes in violation of applicable provisions of the California Health and Safety Code and the California Business and Professions Code which subject violators to civil penalties of up to $25,000 per violation and up to$2,500 per violation, respectively. The District Attorney invited CAWC to arrange a meeting to discuss the matter prior to taking any enforcement action, and a meeting was held on November 20, 2013. The District Attorney has not indicated whether enforcement action will be taken. Similarly, CAWC continues to discuss the matter relating to the Isleton Treatment Plant with the Sacramento County Department of Environmental Management, which has not indicated whether enforcement action will be taken. The Company is unable to predict the outcome of this matter.

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

Limitations on availability of water supplies or restrictions on our use of water supplies as a result of government regulation or action may adversely affect our access to sources of water, our ability to supply water to customers or the demand for our water services.

Our ability to meet the existing and future demand of our customers depends on the availability of an adequate supply of water. As a general rule, sources of public water supply, including rivers, lakes, streams and groundwater aquifers, are held in the public trust and are not owned by private interests. As a result, we typically do not own the water that we use in our operations, and the availability of our water supply is established through allocation rights (determined by legislation or court decisions) and passing-flow requirements set by governmental entities. Passing-flow requirements set minimum volumes of water that must pass through specified water sources, such as rivers and streams, in order to maintain environmental habitats and meet water allocation rights of downstream users. Allocation rights are imposed to ensure sustainability of major water sources and passing-flow requirements are most often imposed on source waters from smaller rivers, lakes and streams. These requirements, which can change from time to time, may adversely impact our water supply. Supply issues, such as drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water. For example, in our Monterey County, California operations, we are seeking to augment our sources of water supply, principally to comply with an October 20, 2009 order of the California State Water Resources Control Board (the “2009 Order”) that our subsidiary, CAWC, significantly decrease its diversion from the Carmel River in accordance with a reduction schedule running through December 31, 2016 (the "2016 Deadline"). We are also required to augment our Monterey County sources of water supply to comply with the requirements of the Endangered Species Act. We have implemented conservation rates and other programs to address demand and are utilizing aquifer storage and recovery facilities to store winter water for summer use. We were hopeful that we could address the water supply issues in a meaningful way through a Regional Desalination Project (the “Project”) that was to be implemented through a Water Purchase Agreement and ancillary agreements (the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and CAWC. However, the Project was subject to considerable delay and disputes among the parties. On July 7, 2011, MCWRA advised MCWD and CAWC that the Agreements were void, and on January 17, 2012, CAWC publicly announced that it had withdrawn support of the Project. Finally, on July 12, 2012, the California Public Utility Commission (“CPUC”) closed the proceedings relating to the Project. Nevertheless, disputes among the parties with respect to the Project continued thereafter, and, while CAWC and MCWRA have entered into a settlement agreement to resolve their disputes, the terms of the settlement agreement are largely contingent on approval by the CPUC of the settlement agreement, as well as CAWC's recovery through rates of its provision to MCWRA of $1.9 million in loan forgiveness and up to approximately $1.5 million in additional payments. Moreover CAWC’s disputes with MCWD remain unresolved and subject to ongoing litigation, although CAWC and MCWD currently are subject to an agreement with respect to certain claims by CAWC against MCWD that tolls the applicable statute of limitations and a deadline for commencement by CAWC of litigation relating to certain of its claims against MCWD. Following its withdrawal of support for the Project, CAWC filed an application with the CPUC on April 23, 2012 for approval of the Monterey Peninsula Water Supply Project (the “New Project”). The New Project involves construction of a desalination plant and related facilities, all to be owned by CAWC. In addition, the New Project may encompass CAWC’s purchase of water from the proposed Monterey Peninsula Groundwater Replenishment Project, a joint project between the Monterey Regional Water Pollution Control Agency and the Monterey Peninsula Water Management District (“MPWMD”). The application also seeks CPUC approval of ratemaking mechanisms designed to enable CAWC to recover its costs related to construction and operation of the New Project, including funding for principal and interest on a State Revolving Fund Loan that CAWC believes it is eligible to receive. Under a July 2012 settlement agreement among CAWC and 15 other parties that have intervened in the CPUC proceedings with respect to the New Project, including several Monterey County government entities the parties have agreed to, among other things, cost caps for the desalination plant and certain pipeline facilities to be constructed by CAWC aggregating $295.7 million to $338.4 million, depending on the size of the desalination plant ultimately approved by the CPUC. In a separate settlement agreement among most of the same parties, the participating parties agreed on sizing of the desalination plant at 9.6 million gallons per day, if the GWR Project does not supply water to CAWC, and, if the GWR Project supplies water to CAWC, either 6.4 million gallons per day or 6.9 million gallons per day depending on discrete capacities of GWR Project water. The settlement agreements are subject to the approval of the CPUC and will not take effect unless the CPUC determines they are reasonable within the law and the public interest, and until the CPUC certifies an environmental impact report for the proposed New Project, currently scheduled for the first quarter of 2015. CAWC’s ability to move forward on the New Project will be subject to extensive administrative review, including public hearings before the CPUC and testimony from intervening parties. In addition, a large number of federal, state and local approvals must also be obtained. moreover, due to delays related to, among other things, determination of the need for government approval to proceed with certain testing required to enable the preparation of the environmental impact report, CAWC currently estimates that the earliest date by which the New Project could be completed is mid to late 2018. Because the projected completion date is beyond the 2016 Deadline, CAWC has commenced discussions with the State Water Resources Control Board and other government representatives to extend the 2016 Deadline. While CAWC believes the discussions have been constructive, we cannot assure that that the 2016 Deadline will be extended. We cannot predict the ultimate effect of the events described above on CAWC’s efforts to secure alternative sources of water, or on CAWC’s exposure to liabilities as a result of its ongoing disputes relating to the Project or its inability to meet the 2016 Deadline under the 2006 Order. If CAWC is unable to secure an alternative source of water, or if other adverse consequences result from the events described above, our business, financial condition, results of operations and cash flows could be adversely affected.

Government restrictions on water use may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition and results of operations. Seasonal drought conditions that would impact our water services are possible across all of our service areas. If a regional drought were to occur, governmental restrictions may be imposed on all systems within a region independent of the supply adequacy of any individual system.  For example, as a result of the reduced rain fall and overall dry conditions throughout the state of California, CAWC has been closely monitoring its owned and purchased water supplies.  On January 17, 2014, the California Governor issued a drought declaration asking Californians to reduce their water use by 20%.  At this time, CAWC is awaiting determination by CPUC staff on an advice letter CAWC submitted that would clarify the water conservation and rationing plan for certain districts in CAWC's tariffs, including a conservation and rationing mechanism for the Sacramento district.  The CPUC suspended the effective date of the advice letter until after CAWC holds a public meeting for the Sacramento district.  During a February 2014 meeting between the CPUC staff and representatives from several water utilities, including CAWC, participants noted that the drought may result in utilities opening the Catastrophic Event Memorandum Accounts in all districts, which affords the opportunity to seek recovery of extraordinary expenditures related to the drought. Following drought conditions, water demand may not return to pre-drought levels even after restrictions are lifted. Decreased use of water services resulting from any of these events may adversely affect our business, financial condition, results of operations and cash flows.

Service disruptions caused by severe weather conditions may disrupt our operations and economic conditions may reduce the demand for water services, either of which could adversely affect our financial condition and results of operations.

Service interruptions due to severe weather events are possible across all our service areas. These include winter storms and freezing conditions, high wind conditions, tornados, earthquakes, coastal and intercoastal floods or high water conditions, including those in or near designated flood plains, hurricanes and severe electrical storms. These weather events may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. In the third quarter of 2011, our New Jersey and Pennsylvania subsidiaries experienced service interruptions in certain of our operating areas and, in some cases, a loss in customers as a result of the extreme weather, including Hurricane Irene and other severe storms in the Northeast. In October 2012, our east coast subsidiaries were affected by Hurricane Sandy. The most significant impact to our business was caused by the widespread power outages caused by the storm’s heavy winds, rain and snow.

In addition, adverse economic conditions can cause our customers, particularly industrial customers, to curtail operations. A curtailment of operations by an industrial customer would typically result in reduced water usage. In more severe circumstances, the decline in usage could be permanent. Any decrease in demand resulting from difficult economic conditions could adversely affect our financial condition and results of operations.

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

The Company endeavors to reduce regulatory lag by pursuing positive regulatory policies. For example, seven state PUCs permit rates to be adjusted outside of the rate case application process through surcharges that address certain capital investments, such as replacement of aging infrastructure. These surcharges are adjusted periodically based on factors such as project completion or future budgeted expenditures, and specific surcharges are eliminated once the related capital investment is incorporated in new PUC approved rates. Other examples of such programs include states that allow us to increase rates for certain cost increases that are beyond the utility’s control, such as purchased water costs or property or other taxes, or power, conservation, chemical or other expenditures. These surcharge mechanisms enable us to adjust rates closer to the time costs have been incurred than would be the case under the rate case application process. While these programs have been a positive development and we continue to work for expansion of programs to mitigate regulatory lag, some state PUCs have not approved such programs and there is no assurance that any PUC will adopt any of them in the future or that existing programs will continue in their current form, or at all, in the future. Furthermore, no state has adopted surcharge programs that include all elements of cost that may change between general rate proceedings. Although we intend to continue our efforts to expand state PUC approval of surcharges to address issues of regulatory lag, our efforts may not be successful, in which case our business, financial condition, results of operations, cash flow and liquidity may be adversely affected.

Our Regulated Businesses require significant capital expenditures and may suffer if we fail to secure appropriate funding to make investments, or if we experience delays in completing major capital expenditure projects.

The water and wastewater utility business is very capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment. In 2013, we invested $950 million in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems could increase in the future. We fund capital improvement projects using cash generated from operations, borrowings under our revolving credit facility and commercial paper programs and issuances of long-term debt and equity securities. We can provide no assurance that we will be able to access the debt and equity capital markets on favorable terms or at all.

In addition, we could be limited in our ability to both pursue growth and pay dividends in line with our dividend policy.  In particular, the use of cash to pay dividends could affect our ability to make large acquisitions or pursue other growth opportunities that require cash investments in amounts greater than our available cash and external financing resources. In order to fund construction expenditures, acquisitions (including tuck-in acquisitions), principal and interest payments on our indebtedness, and dividends at the level currently anticipated under our dividend policy, we expect that we will need additional financing. However, we intend to retain sufficient cash from operating activities after the distribution of dividends to fund a portion of our capital expenditures.

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

The performance of the capital markets affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. These assets are subject to market fluctuations, which may cause investment returns to fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets can increase the funding requirements under our pension and postretirement benefit plans if future returns on these assets are insufficient to offset the decline in value. Additionally, the Company’s pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. If interest rates decrease, our liabilities would increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, such as increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans. Future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, and our results of operations and financial position could be negatively affected.

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

As of December 31, 2013, our indebtedness (including preferred stock with mandatory redemption requirements) was $5,874.5 million, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:

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
•

likely requiring that an increasing portion of our cash flows from operations be dedicated to the payment of the principal and interest on our debt, thereby reducing funds available for future operations, acquisitions, dividends on our common stock or capital expenditures;

•	limiting our ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and
•	placing us at a competitive disadvantage compared to those of our competitors that have less debt.

In order to meet our capital expenditure needs, we may be required to make additional borrowings under our revolving credit facility or issue new debt securities in the capital markets. Moreover, additional borrowings may be required to refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2014 and 2015 are $14.2 million and $60.7 million, respectively. We can provide no assurances that we will be able to access the debt capital markets on favorable terms, if at all. If new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to refinance existing debt on favorable terms.

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

Our water supplies into our treatment plants or the supplies then delivered into our distribution system are subject to contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as perchlorate and methyl tertiary butyl ether, and possible terrorist attacks. If one of our water supplies is contaminated, depending on the nature of the contamination, we may have to either 1) interrupt the use of that water supply and locate an adequate supply of water from another water source, including, in some cases, through the purchase of water from a third-party supplier, or 2) continue the water supply under a “Do Not Use” protective order that allows for continuation of basic sanitation and essential fire protection. If service is disrupted and we are unable to access a substitute water supply in a cost-effective manner, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected.  In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. We might not be able to recover costs associated with treating or decontaminating water supplies through rates, or recovery of these costs may not occur in a timely manner. Moreover, we could be held liable for environmental damage as well as damages arising from toxic tort or other lawsuits, criminal enforcement actions, contractual obligations or other consequences arising out of human exposure to hazardous substances in our drinking water supplies.

In this regard, on January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances used for processing coal (4-methylcyclohexane methanol, or MCHM, and PPH, a mix of polyglocol ethers), into the Elk River near the West Virginia-American Water Company (“WVAWC”) treatment plant intake in Charleston, West Virginia. After having been alerted to the leak of MCHM by the West Virginia Department of Environmental Protection (“DEP”) (Freedom Industries first notified DEP on January 21, 2014 that PPH was also leaked), WVAWC took immediate steps to gather more information about MCHM, augment its treatment process as a precaution, and begin consultations with federal, state, and local public health officials.  As soon as possible after it was determined that the augmented treatment process would not fully remove the MCHM, a joint decision was reached in consultation with the West Virginia Bureau for Public Health to  issue a “Do Not Use” order to approximately 300,000 people in parts of nine West Virginia counties. The order addressed the use of water for drinking, cooking, washing, and bathing, but did not affect continued use of water for sanitation and fire protection. Over the next several days, WVAWC and an interagency team of state and federal officials engaged in extensive sampling and testing to determine if levels of MCHM were below one part per million (1 ppm), a level that the U.S. Centers for Disease Control and Prevention (“CDC”) and U.S. Environmental Protection Agency indicated would be protective of public health. Beginning on January 13, 2014, based on the results of the continued testing, the Do Not Use order was lifted in stages to help ensure the water system was not overwhelmed by excessive demand, which could have caused additional water quality and service issues. By January 18, 2014, none of WVAWC’s customers were subject to the Do Not Use order, although CDC guidance suggesting that pregnant women avoid consuming the water until the chemicals are at a non-detectable level remained in place.  In addition, based on re-analysis of previously saved samples, PPH was no longer detected at any sampling locations as of January 18, 2014.  On February 21, 2014, WVAWC announced that all points of testing throughout its water distribution system indicated that levels of MCHM are below 10 parts per billion (10 ppb). The interagency team established 10 ppb as the “non-detect” level of MCHM in the water distribution system based on the measurement capabilities of the multiple laboratories used. WVAWC is continuing sampling and testing in an effort to pinpoint its flushing activities and address odor issues.

WVAWC has and may continue to incur significant costs in responding to this incident and may not be able to recover such costs through rates or from insurers. Even if recovery is possible, it may not occur in a timely manner. Moreover, government investigations relating to the Freedom Industries spill have been initiated, state and federal legislatures have begun considering changes to existing laws, and more than 50 lawsuits have been filed to date against WVAWC and, in a few cases, the Company or other Company affiliates. Freedom Industries (which is now in bankruptcy) is also named in many of the complaints.  In addition, a purported stockholder has made a demand that the Company's board of directors take action to remedy alleged breaches of fiduciary duties by all of the members of the board and another Company officer in connection with this matter, which is being referred to the board of directors for its consideration.   While the Company and WVAWC believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries spill, and the Company and WVAWC believe they and other Company affiliates have valid, meritorius defenses to the lawsuits, WVAWC will incur substantial defense costs. Moreover, an adverse outcome in one or more of the lawsuits could have a material adverse effect on the Company's financial condition, results of operations, cash flows, liquidity and reputation. WVAWC and the Company are unable to predict the outcome of the ongoing government investigations or any legislative initiatives that might impact water utility operations.

Work stoppages and other labor relations matters could adversely affect our results of operations.

Approximately 50% of our workforce is represented by unions. We have 76 collective bargaining agreements in place with 18 different unions representing our unionized employees. We might not be able to renegotiate labor contracts on terms that are fair to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations may adversely affect our financial condition, results of operations, cash flows and liquidity. In September 2010, we declared “impasse” in negotiations of our national benefits agreement with most of the labor unions representing employees in our Regulated Businesses. The prior agreement expired on July 31, 2010; however, negotiations did not produce a new agreement. We implemented our “last, best and final” offer on January 1, 2011 in order to provide health care coverage for our employees in accordance with the terms of the offer. The unions have challenged our right to implement our last, best, and final offer. In this regard, following the filing by the Utility Workers Union of America of an unfair labor practice charge, the National Labor Relations Board (“NLRB”) issued a complaint against us in January 2012, claiming that we implemented the last, best and final offer without providing sufficient notice of the existence of a dispute with the Federal Mediation and Conciliation Service, a state mediation agency, and several state departments of labor. We have asserted that we did, in fact, provide sufficient notice. On October 16, 2012, the NLRB Administrative Law Judge hearing the matter ruled that, although we did provide sufficient notification to the Federal Mediation and Conciliation Service, we did not provide notice to state agencies, in violation of the National Labor Relations Act. The Administrative Law Judge ordered, among other things, that we cease and desist from implementing the terms of our last, best and final offer and make whole all affected employees for losses suffered as a result of our implementation of our last, best and final offer. The “make whole” order, if upheld on appeal, would require us to provide backpay plus interest, from January 1, 2011 through the date of the final determination by the NLRB. Based on current estimates and assumptions, we estimate the cash impact could be in the range of $3.5 to $4.5 million per year, with the total impact dependent on the length of time the issue remains unresolved. In November 2012, we filed an exception to the decision of the Administrative Law Judge in order to obtain a review by the full NLRB. Although no work stoppages have occurred with respect to the expired contracts described above, we cannot provide assurance that a work stoppage or strike will not occur. While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, we cannot assure that a strike or work stoppage would not have a material adverse impact on our results of operations, financial position or cash flows.

The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition and results of operations.

We own 87 dams. A failure of any of those dams could result in personal injury and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

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

Our operating subsidiaries distribute water and collect wastewater through an extensive network of pipes and storage systems located across the United States. A failure of major pipes or reservoirs could result in injuries and property damage for which we may be liable. The failure of major pipes and reservoirs may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water and wastewater delivery requirements prescribed by government regulators, including state PUCs with jurisdiction over our operations, and adversely affect our financial condition, results of operations, cash flows, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future. Moreover, to the extent such business interruptions or other losses are not covered by insurance, they may not be recovered through rate adjustments.

Our inability to access the capital or financial markets could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

In addition to cash from operations, we rely on our revolving credit facility, commercial paper programs, and the capital markets to satisfy our liquidity needs. In this regard, our principal external source of liquidity is our revolving credit facility. We regularly use our commercial paper program as a principal source of short-term borrowing due to the generally more attractive rates we obtain in the commercial paper market. However, disruptions in the capital markets could limit our ability to access capital. While our credit facility lending banks have met all of their obligations, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments.  In order to meet our short-term liquidity needs, particularly if borrowings through the commercial paper market are unavailable, we maintain a $1.25 billion revolving credit facility. Under the terms of our revolving credit facility, commitments, which total $1.18 billion, mature in October 2018. Our inability to maintain, renew or replace these commitments could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity.

American Water Capital Corp. (“AWCC”), our financing subsidiary, had no outstanding borrowings under the revolving credit facility and $41.6 million of outstanding letters of credit under the credit facility as of February 21, 2014. AWCC had $629.9 million of outstanding commercial paper as of February 21, 2014. We cannot assure that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

New legislation, regulations, government policies or court decisions can materially affect our operations. The individuals who serve as regulators are elected or are political appointees. Therefore, elections which result in a change of political administration or new appointments may also result in changes in the individuals who serve as regulators and the policies of the regulatory agencies that they serve. New laws or regulations, new interpretations of existing laws or regulations, changes in agency policy, including those made in response to shifts in public opinion, or conditions imposed during the regulatory hearing process may affect our business in a number of ways that could have an adverse effect on our business, financial condition, results of operations, cash flows and liquidity, including the following:

•	making it more difficult for us to raise our rates and, as a consequence, to recover our costs or earn our expected rates of return;
•	changing the determination of the costs, or the amount of costs, that would be considered recoverable in rate cases;
•	changing water quality or delivery service standards, including storage capacity, or wastewater collection, treatment, discharge and disposal standards with which we must comply;
•	restricting our ability to terminate our services to customers who owe us money for services previously provided or limiting our bill collection efforts;
•	requiring us to provide water services at reduced rates to certain customers;
•	restricting our ability to buy or sell assets or issue securities;
•	changing regulations that affect the benefits we expected to receive when we began offering services in a particular area;
•	changing or placing additional limitations on change in control requirements relating to any concentration of ownership of our common stock;
•	making it easier for governmental entities to convert our assets to public ownership via eminent domain;
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

An important part of our growth strategy is the acquisition of water and wastewater systems. Any future acquisitions we undertake may involve risks. Further, competition for acquisition opportunities from other regulated utilities, governmental entities, and strategic and financial buyers may hinder our ability to grow our business.

An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:

•	dilutive issuances of our equity securities;

•	incurrence of debt, contingent liabilities, and environmental liabilities;

•	unknown capital expenditures;

•	failure to maintain effective internal control over financial reporting;

•	recording goodwill and other intangible assets for which we may never realize their full value and may result in an asset impairment that may negatively affect our results of operations;

•	fluctuations in quarterly results;

•	other acquisition-related expenses; and

•	exposure to unknown or unexpected risks and liabilities.

Some or all of these items could have a material adverse effect on our business and our ability to finance our business, pay dividends and to comply with regulatory requirements. The businesses we acquire in the future may not achieve sales and profitability that would justify our investment, and any difficulties we encounter in the integration process, including in the integration of processes necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities. If consolidation becomes more prevalent in the water and wastewater industries and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. In addition, our competitors may impede our growth by purchasing water utilities near our existing operations, thereby preventing us from acquiring them. Competing governmental entities, utilities, environmental or social activist groups, and strategic and financial buyers have challenged, and may in the future challenge, our efforts to acquire new companies and/or service territories. Our growth could be hindered if we are not able to compete effectively for new companies and/or service territories with other companies or strategic and financial buyers that have lower costs of operations.  Any of these risks may adversely affect our business, financial condition, and results of operations.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.

Our total assets include substantial goodwill. At December 31, 2013, our goodwill totaled $1,207.8 million. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003 and the acquisition of E’Town Corporation by a predecessor to our previous owner in 2001. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, we have taken significant non-cash charges to operating results for goodwill impairments in the past. In the aggregate, goodwill impairment charges including those recognized in our discontinued operations taken in each year from 2006 through 2009 totaled approximately $1.93 billion and reduced net income by approximately $1.91 billion.

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

Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized efforts may arise from time to time in one or more of the service areas in which our Regulated Businesses operate to convert our assets to public ownership and operation through exercise of the governmental power of eminent domain. Should a municipality or other government subdivision seek to acquire our assets through eminent domain, we may resist the acquisition. For example, condemnation threats have been made over the last several years with respect to the following systems:

•

Chicago, Illinois area. The municipalities of  Homer Glen (approximately 7,400 customer connections) and Bolingbrook (approximately 21,500 customer connections) have commissioned studies to determine the cost and feasibility of condemning Illinois-American’s retail distribution systems serving those communities and have formally requested certain financial and other information from Illinois-American. In addition, five municipalities formed a water agency to pursue eminent domain of the water pipeline that serves those five communities. Before filing its eminent domain lawsuit in January 2013, the water agency made an offer of $37.6 million for the pipeline.

•

Mooresville, Indiana: The Town of Mooresville (approximately 3,700 customer connections) filed a lawsuit to condemn Indiana American’s Mooresville operations in August 2012. A jury trial for valuation is set for April 15-18, 2014. The Town originally appraised the system at $6.5 million, the company’s appraisal valued it at $24.1 million, and the court appointed appraisers established a value of $14.5 million.

•

Monterey, California: A citizens group in Monterey, California (approximately 40,000 customer connections) submitted enough signatures to have a measure added to the June 2014 election ballot asking voters to decide whether the local water management district should conduct a nine-month feasibility study concerning the potential purchase of California American Water's Monterey service district.

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

Our IT systems are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers. While we recently completed the business transformation implementation for our ERP, EAM and CIS systems, a number of our mission and business critical IT systems are older, such as our SCADA (Supervisory Control And Data Acquisition) system. Although we do not believe that our IT systems are at a materially greater risk of cyber security incidents than other similar organizations, our IT systems remain vulnerable to damage or interruption from:

•	power loss, computer systems failures, and internet, telecommunications or data network failures;
•	operator negligence or improper operation by, or supervision of, employees;
•	physical and electronic loss of customer data due to security breaches, cyber attacks, misappropriation and similar events;

•	computer viruses;
•	intentional security breaches, hacking, denial of services actions, misappropriation of data and similar events; and
•	hurricanes, fires, floods, earthquakes and other natural disasters.

These events may result in physical and/or electronic loss of customer or financial data, security breaches, misappropriation and other adverse consequences. In addition, the lack of redundancy for certain of our IT systems, including billing systems, could exacerbate the impact of any of these events on us.

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

As of December 31, 2013, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $1,182.1 million and $628.0 million, respectively. Our federal NOL carryforwards begin to expire in 2028, and our state NOL carryforwards will expire between 2014 and 2033. Our ability to utilize our NOL carryforwards is primarily dependent upon our ability to generate sufficient taxable income. Moreover, because our previous owner’s divestiture of its stock was considered an “ownership change” under Section 382 of the Internal Revenue Code, the amount of NOL carryforwards that may be utilized in any year is limited. Our management believes the federal NOL carryforwards are more likely than not to be recovered and therefore currently require no valuation allowance. At December 31, 2013, $130.6 million of the state NOL carryforwards have been offset by a valuation allowance because the Company does not believe these NOLs will more likely than not be realized in the future, and we have, in the past, been unable to utilize certain of our NOLs. The establishment or increase of a valuation allowance in the future would reduce our deferred income tax assets and our net income.

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

At December 31, 2013, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $2916.0 million and this amount is likely to increase if our Market-Based Operations grow. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.

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

Our inability to efficiently optimize and stabilize our recently implemented business transformation project, could result in higher than expected costs or otherwise adversely impact our internal controls environment, operations and profitability.

Over the past several years, we have implemented a “business transformation” project, which is intended to improve our business processes and upgrade our legacy core information technology systems. This multi-year, enterprise-wide initiative supports our broader strategic initiatives. The project is intended to optimize workflow throughout our field operations, improve our back-office operations and enhance our customer service capabilities. The scale and costs associated with the business transformation project were significant. Any technical or other difficulties in optimizing and stabilizing  this initiative may increase the costs of the project and have an adverse effect on our operations and reporting processes, including our internal control over financial reporting. In August 2012, our new business systems associated with Phase I of our business transformation project became operational. Phase I consisted of the roll-out of the Enterprise Resource Planning systems (“ERP”), which encompass applications that handle human resources, finance, and supply chain/procurement management activities. In the second quarter of 2013, we implemented Phase II of our business transformation project in a number of our regulated subsidiaries.  In the fourth quarter of 2013, Phase II of our business transformation project was implemented in our remaining regulated subsidiaries.  Phase II consisted of the roll-out of a new Enterprise Asset Management system, which manages an asset’s lifecycle, and a Customer Information system, which contains all billing and collections data pertaining to American Water’s customers for our Regulated segment.   Although efforts have been made to minimize any adverse impact on our controls, we cannot assure that all such impacts have been mitigated.

As we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Further, we may not realize anticipated cost improvements and greater efficiencies from the project.

We operate numerous information technology systems that have varying degrees of integration, sometimes leading to inefficiencies. Therefore, delays in stabilization and optimization of the business transformation project will also delay cost savings and efficiencies expected to result from the project. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our ability to meet customer needs efficiently. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our properties consist of transmission, distribution and collection pipe, water and wastewater treatment plants, pumping wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, software rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water, and the collection and treatment of wastewater. Substantially all of our properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of our mortgage bonds. We lease our corporate offices, equipment and furniture, located in Voorhees, New Jersey from certain of our wholly-owned subsidiaries. These properties are utilized by our directors, officers and staff in the conduct of the business.

Our regulated subsidiaries own, in the states in which they operate, transmission, distribution and collection pipes, pump stations, treatment plants, storage tanks, reservoirs and related facilities. A substantial acreage of land is owned by our Regulated Businesses, the greater part of which is located in watershed areas, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. Additionally, property and facilities including such items as well fields, tanks, offices and operation centers, are also leased by our regulated subsidiaries. Our Market-Based Operations’ properties consist mainly of spreading and waste transportation equipment, office furniture and IT equipment and are primarily located in New Jersey and Canada. Approximately 50% of our properties are located in New Jersey and Pennsylvania.

We maintain property insurance against loss or damage to our properties by fire or other perils, subject to certain exceptions. For insured losses, we are self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained. Any such losses could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

We believe that our properties are generally maintained in good operating condition and in accordance with current standards of good water and wastewater works industry practice, and units of property are replaced as and when necessary.

ITEM 3.	LEGAL PROCEEDINGS

Alternative Water Supply in Lieu of Carmel River Diversions

In 1995, the California Water Resources Control Board (the "Water Resources Control Board") issued an administrative order (the “1995 Order”) to California-American Water Company (“CAWC”) requiring CAWC to implement an alternative water supply in lieu of diversions from the Carmel River. The Water Resources Control Board held administrative hearings in the summer of 2008 to address claims that CAWC has exceeded its water diversion rights in the Carmel River and has not diligently pursued establishing an alternative water supply as required by the 1995 Order. The Water Resources Control Board adopted a Cease and Desist Order applicable to CAWC on October 20, 2009 (the “2009 Order”). The 2009 Order finds that CAWC has not sufficiently implemented actions to terminate its unpermitted diversions from the Carmel River as required by the 1995 Order. The 2009 Order requires, among other things, that CAWC significantly decrease its yearly diversions from the Carmel River according to a set reduction schedule running from the date the 2009 Order was adopted until December 31, 2016, at which point all unpermitted diversions must end. Failure to effect the decrease in diversions mandated by the 2009 Order could result in substantial penalties. We can provide no assurances that CAWC will be able to comply with the diversion reduction requirements and other remaining requirements under the 2009 Order or that any such compliance will not result in material additional costs or obligations to us. As noted below, CAWC does not expect to have sufficient alternative sources of water available by the December 31, 2016 deadline, and has begun discussions with the Water Resources Control Board to extend the deadline.

On December 2, 2010, the California Public Utilities Commission (“CPUC”) approved the Regional Desalination Project (the “Project”), involving the construction of a desalination facility on the California central coast, north of Monterey. The Project was to be implemented through a Water Purchase Agreement and ancillary agreements (collectively, the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and CAWC. The desalination facility was to be constructed and owned by MCWD, and MCWRA was to construct the wells that were to supply water to the desalination facility. The Project was intended, among other things, to fulfill CAWC’s obligations under the 1995 Order, in addition to other obligations.

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

Disputes among the parties with respect to the Project continued thereafter. In public filings before the CPUC, MCWD asserted, among other things, that the CPUC should require CAWC to reimburse MCWD for all costs expended by MCWD in connection with the Project. MCWRA asserted that it was entitled to reimbursement of all costs or expenses relating to the Project, including enumerated expenses under the WPA. Each of MCWD and MCWRA also claimed entitlement to forgiveness of the indebtedness to CAWC that it incurred in connection with the Project. In response, CAWC challenged MCWD’s claim that it is entitled to reimbursement for certain purported litigation expenses, and has stated generally that, in light of the failure of MCWD and MCWRA to fulfill their contractual obligations under the Water Purchase Agreement, their entitlement to reimbursement is unclear. On July 12, 2012, the CPUC closed the proceedings relating to the Project and stated that it would examine the recoverability of costs related to the Project in other proceedings. CAWC plans to file a new application seeking recovery of legal costs relating to the Project after any pending legal disputes are resolved.

On September 17, 2012, CAWC and MCWRA entered into a Tolling and Standstill Agreement whereby each party agreed to toll the statute of limitations on any claims either party may have against the other with respect to the Project and agreed not to commence litigation against the other while the agreement is in effect. In December 2012, CAWC, MCWRA, and the County of Monterey entered into a settlement agreement under which CAWC will forgive approximately $1.9 million previously loaned by CAWC to MCWRA in connection with the Project, and CAWC will make additional payments of up to approximately $1.5 million to MCWRA (approximately half of which will be paid directly to MCWRA; the remaining amount will be placed in an escrow account to pay claims of consultants and contractors against MCWRA relating to the Project). The settlement agreement, the debt forgiveness and the additional payments are conditioned on CPUC approval, including approval of CAWC rate recovery of the debt forgiveness and the additional payments. The settlement agreement does not affect a civil proceeding filed by CAWC for declaratory relief relating to the validity of the Agreements, which is described below. On May 24, 2013, CAWC filed an application with the CPUC for approval of the settlement agreement and rate recovery on CAWC’s debt forgiveness and additional payments to MCWRA under the settlement agreement. The application is pending.

CAWC sought to enter into an agreement with MCWD whereby each party would agree to toll the statute of limitations on any claims either party may have against the other with respect to the Project and agree not to commence litigation against the other, but MCWD initially refused to do so. Therefore, on September 18, 2012, CAWC filed a formal claim with the MCWD Board seeking monetary damages against MCWD. In its claim, CAWC alleges that the Project was terminated due to, among other things, MCWD’s breach of one of the Agreements by failing to use its best efforts to obtain project financing, that MCWD has failed to repay approximately $6 million loaned by CAWC to MCWD in connection with the Project, and that CAWC made substantial expenditures in connection with the Project, which it is entitled to recover from MCWD. CAWC has claimed damages potentially in excess of $20 million. On November 2, 2012, MCWD provided notice that the Board of MCWD rejected CAWC’s claims for damages. CAWC had six months from such date to file a court action on this claim, but prior to the expiration of the six month period, CAWC and MCWD entered into a tolling agreement, which, as extended by subsequent agreement, toll applicable statutes of limitations and the deadline for commencement of litigation regarding CAWC’s claims until March 1, 2014.

On October 4, 2012, CAWC filed a Complaint for Declaratory Relief in the Monterey County Superior Court against MCWRA and MCWD, seeking a determination by the Court as to whether the Agreements are void as a result of the Former Director’s alleged conflict of interest, or remained valid. On November 21, 2012, MCWD filed an Answer to CAWC’s Complaint, a Motion to Change Venue, and a Cross-Complaint for Declaratory Relief. MCWD’s cross-complaint seeks a judicial declaration that any challenge to the validity of the Agreements are time-barred or barred by the California Public Utilities Code. MCWRA filed its Answer to CAWC’s cross-complaint on December 7, 2012, alleging, among other things, that this action must be stayed pending conclusion of the criminal proceeding relating to the alleged conflict of interest by the Former Director. After CAWC indicated that it did not object to a change of venue, the Monterey County Superior Court approved MCWD’s motion to transfer the case to San Francisco County Superior Court, and the transfer was accepted by the San Francisco County Superior Court on January 30, 2013. On October 9, 2013, MCWD filed a Motion for Summary Judgment and Summary Adjudication, seeking a determination that the Agreements are valid. In its motion, MCWD asserts that the Court does not have jurisdiction to determine the validity of the agreements on the basis that the agreements were approved by final decisions of the CPUC, and under the California Public Utilities Code, superior courts are prohibited from exercising jurisdiction to decide matters that would interfere with the CPUC’s policies or performance of its duties. MCWD also argued that the action was barred by 60-day statutes of limitations applicable to certain contracts entered into by the MCWD and to certain contracts entered into by the MCWRA. CAWC  filed responsive pleadings challenging the motion. On

February 21,2014, the Court conducted a hearing on the motion, and ordered the parties to submit additional briefs by February 21, 2014.  Subject to the Court's decision on the motion, a trial has been scheduled to commence on March 24, 2014.

On April 23, 2012, CAWC filed an application with the CPUC for approval of the Monterey Peninsula Water Supply Project (the “New Project”). The New Project involves construction of a desalination plant and related facilities, all to be owned by CAWC. In addition, the New Project may encompass CAWC’s purchase of water from the proposed Monterey Peninsula Groundwater Replenishment Project (the “GWR Project”), a joint project between the Monterey Regional Water Pollution Control Agency and the Monterey Peninsula Water Management District (“MPWMD”). The New Project also would involve aquifer storage and recovery through an already established aquifer storage and recovery program between CAWC and the MPWMD. CAWC stated in the application that it anticipates, based on discussions with the Water Resources Control Board, that it is eligible for a State Revolving Fund Loan for the New Project. The application also seeks CPUC approval of ratemaking mechanisms designed to enable CAWC to recover its costs related to construction and operation of the New Project, including funding for principal and interest on the State Revolving Fund Loan.

On July 31, 2013, CAWC entered into a settlement agreement with 15 other parties that have intervened in the CPUC proceedings with respect to the New Project, including several Monterey County government entities, the Division of Ratepayer Advocates of the CPUC and several interest groups. Under the settlement agreement, the parties have agreed on several matters relating to the New Project, including, among other things, the following: cost caps for the desalination plant and certain pipeline facilities to be constructed by CAWC aggregating $295.7 million to $338.4 million, depending on the size of the desalination plant ultimately approved by the CPUC; the process for recovery of project costs, including cost recovery for capital (CAWC agreed to maintain a fixed equity investment in the New Project equal to approximately 27% of total costs related to the desalination plant and certain other facilities to be constructed by CAWC), and operation and maintenance costs; procedures by which CAWC may seek recovery for reasonable and prudent costs above the caps; recommended criteria the CPUC should use to determine whether CAWC should build a smaller desalination plant to accommodate CAWC’s purchase of water from the GWR Project; the development of a hydrogeologic study work plan to determine the extent, if any, to which the proposed New Project may adversely affect the Salinas River Groundwater Basin and the water supply; contingency measures if the initially proposed intake wells, brine discharge mechanisms and plant location are infeasible; and financing mechanisms for the New Project. In a separate settlement agreement among most of the same parties, the participating parties agreed on sizing of the desalination plant at 9.6 million gallons per day, if the GWR Project does not supply water to CAWC, and, if the GWR Project supplies water to CAWC, either 6.4 million gallons per day or 6.9 million gallons per day depending on discrete capacities of GWR Project water.

The settlement agreements are subject to the approval of the CPUC and will not take effect unless the CPUC determines they are reasonable within the law and the public interest, and until the CPUC certifies an environmental impact report for the proposed New Project, which currently is expected to be issued in the first quarter of 2015.

Moreover, CAWC’s ability to move forward on the New Project is subject to extensive administrative review by the CPUC, review by other government agencies of necessary permit applications, and intervention from other parties, including some that are not participants in the settlement agreements. In addition, there have been delays in the initial timetable for preparation of the environmental impact report due to, among other things, uncertainties regarding timing of government approval of various required permits. As a result, CAWC estimates that the earliest date by which the New Project could be completed is mid- to late 2018. We cannot assure that CAWC’s application for the New Project will be approved or that the New Project will be completed on a timely basis, if ever.

Because the projected completion date of the New Project is beyond the December 31, 2016 deadline for CAWC to terminate unpermitted diversions from the Carmel River, CAWC has commenced discussions with the Water Resources Control Board and other government representatives to extend the December 2016 deadline. While CAWC believes the discussions have been constructive, we cannot assume that the deadline will be extended.

Water Treatment Residuals Disposal Matters

CAWC operates six water treatment plants in California that remove excess arsenic from raw water in order to achieve compliance with applicable drinking water standards. The water treatment plants are located in Monterey (Ambler, Ryan Ranch, Toro), Sacramento (Isleton, Walnut Grove) and Sonoma (Larkfield) Counties. The removal process generates a waste stream (“residuals”) that contains, among other things, low levels of the arsenic removed from the raw water. If arsenic levels in solid waste exceed certain specified concentrations, the waste should be characterized as “hazardous.” Under the California Hazardous Waste Control Act (“HWCA”), hazardous waste is subject to different transportation and disposal requirements than non-hazardous waste. For purposes of classifying a waste as hazardous, California uses a threshold for arsenic that is significantly lower than the threshold specified by the United States Environmental Protection Agency. In April 2013, the Monterey County Health Department, Environmental Health Department (“MCHD”) notified CAWC that the MCHD received a complaint filed with the California Department of Toxic Substance Control regarding arsenic levels and disposal locations of sludge generated from CAWC’s Ambler Park and Toro water treatment plants prior to May 2013. MCHD requested that CAWC provide MCHD with sludge disposal records, analytical results and supporting documentation related to this matter. CAWC submitted the requested information to MCHD and advised MCHD that, based on the analysis performed, it appears that some of the residual wastes from the Ambler Park and Toro plants, as well as a third plant (Ryan Ranch), may have exceeded California hazardous waste soluble threshold limit concentration requirements and should therefore have not been disposed of at the non-hazardous waste disposal facilities to which they were transported. CAWC further advised MCHD that, in light of the findings, CAWC modified its procedures to insure that wastes transported for disposal are properly characterized and managed. CAWC similarly determined and self-reported to the Sacramento County Environmental Management Department (“SCEMD”) that it may have improperly disposed of arsenic residuals from its Isleton treatment plant before July 2013.

By letter dated November 6, 2013, the Monterey County District Attorney advised CAWC that it had received a report from the MCHD that CAWC had transported and disposed such hazardous wastes in violation of applicable provisions of the California Health and Safety Code and the California Business and Professions Code. Violators of the Health and Safety Code and the Business and Professions Code are subject to liabilities of $25,000 per violation and $2,500 per violation, respectively. On November 20, 2013, CAWC met with the District Attorney to discuss the matter. The District Attorney has not indicated whether enforcement action will be taken. Similarly, CAWC continues to discuss the matter related to the Isleton treatment palnt with the SCEMD, which also has not indicated whether enforcement action will be taken. The Company is unable to predict the outcome of this matter.

West Virginia Elk River Chemical Spill

On January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances used for processing coal, 4-methylcyclohexane methanol, or MCHM, and PPH, a mix of polyglocol ethers, into the Elk River near the West Virginia-American Water Company ("WVAWC") treatment plant intake in Charleston, West Virginia. After having been alerted to the leak of MCHM by the West Virginia Department of Environmental Protection (“DEP”), (Freedom Industries first notified DEP on January 21, 2014 that PPH was also leaked), WVAWC took immediate steps to gather more information about MCHM, augment its treatment process as a precaution, and begin consultations with federal, state and local public health officials. As soon as possible after it was determined that the augmented treatment process would not fully remove the MCHM, a joint decision was reached in consultation with the West Virginia Bureau for Public Health to issue a “Do Not Use” order to approximately 300,000 people in parts of nine West Virginia counties. The order addressed the use of water for drinking, cooking, washing and bathing, but did not affect continued use of water for sanitation and fire protection. Over the next several days, WVAWC and an interagency team of state and federal officials engaged in extensive sampling and testing to determine if levels of MCHM were below one part per million (1 ppm), a level that the U.S. Centers for Disease Control and Prevention (“CDC”) and U.S. Environmental Protection Agency indicated would be protective of public health. Beginning on January 13, 2014, based on the results of the continued testing, the Do Not Use order was lifted in stages to help ensure the water system was not overwhelmed by excessive demand, which could have caused additional water quality and service issues. By January 18, 2014, none of WVAWC’s customers were subject to the Do Not Use order, although CDC guidance suggesting that pregnant women avoid consuming the water until the chemicals are at non-detectable levels remained in place.  In addition, based on re-analysis of previously saved samples, PPH was no longer detected at any sampling locations as of January 18, 2014. On February 21, 2014, WVAWC announced that all points of testing throughout its water distribution system indicated that levels of MCHM are below 10 parts per billion (10 ppb). The interagency team established 10 ppb as the “non-detect” level of MCHM in the water distribution system based on the measurement capabilities of the multiple laboratories used. WVAWC is continuing sampling and testing in an effort to pinpoint its flushing activities and address odor issues.

To date, an aggregate of 50 lawsuits have been filed against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia, and West Virginia Circuit Courts in Kanawha, Boone, and Putman counties. Many of these lawsuits also name Freedom Industries (which is now in bankruptcy), and a few also name the Company or other Company affiliates. The plaintiffs include local businesses, individuals and a Putnam County municipality. The complaints generally seek class action status; raise claims based on a variety of tort, statutory and contract theories; and seek a combination of compensatory damages, punitive damages, medical monitoring, and other equitable relief. Frequently cited causes of action include negligence, nuisance, trespass, strict liability, and violation of the West Virginia Consumer Credit and Protection Act.  Additionally, investigations with respect to the matter have been initiated by the Chemical Safety Board, the U.S. Attorney’s Office for the Southern District of West Virginia, the West Virginia Attorney General, and other governmental entities.

The Company and WVAWC believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries spill and the Company, WVAWC and other Company-affiliated entities named in any of the lawsuits have valid, meritorious defenses to the lawsuits. The Company, WVAWC and the other Company affiliates intend to vigorously contest the lawsuits. Nevertheless, an adverse outcome in one or more of the lawsuits could have a material adverse effect on the Company's financial condition, results of operations, cash flows, liquidity and reputation. Moreover, WVAWC and the Company are unable to predict the outcome of the ongoing government investigations or any legislative initiatives that might affect water utility operations.

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

Since April 23, 2008, our common stock has traded on the NYSE under the symbol “AWK.” As of February 20, 2014, there were 178,722,663 shares of common stock outstanding and approximately 1,800 record holders of common stock.

The following table sets forth the per-share range of the high and low closing sales prices of our common stock as reported on the NYSE and the cash dividends paid and declared per share for the years ended December 31, 2013 and 2012.

	2013					2012
	First	Second	Third	Fourth		First	Second	Third	Fourth
	Quarter*	Quarter	Quarter	Quarter	Year	Quarter	Quarter	Quarter	Quarter	Year

Dividends paid per common share	$0.00	$0.28	$0.28	$0.28	$0.84	$0.23	$0.23	$0.25	$0.50	$1.21
Dividend declared per common share	$0.00	$0.28	$0.56	$0.28	$1.12	$0.23	$0.25	$0.25	$0.25	$0.98
Price range of common stock
—High	$41.44	$42.74	$43.50	$43.49	$43.50	$34.47	$34.95	$38.35	$38.17	$38.35
—Low	$37.33	$39.40	$39.90	$39.13	$37.33	$31.38	$33.01	$34.67	$36.20	$31.38

*The dividend that would have normally been paid in the first quarter of 2013 was paid on December 28, 2012 to allow shareholders to take advantage of the existing 2012 tax rates.

For information on securities authorized for issuance under our equity compensation see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of operations data:
Operating revenues	$2,901,858	$2,876,889	$2,666,236	$2,555,035	$2,290,446
Goodwill impairment charges	—	—	—	—	$428,036
Operating income (loss)	$945,849	$924,973	$803,136	$728,122	$183,835
Income (loss) from continuing operations	$369,264	$374,250	$304,929	$255,072	$(219,998)
Income (loss) from continuing operations per basic common share (1)	$2.08	$2.12	$1.74	$1.46	$(1.31)
Income (loss) from continuing operations per diluted common share (1)	$2.06	$2.11	$1.73	$1.46	$(1.31)

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash and cash equivalents	$26,964	$24,433	$14,207	$13,112	$22,256
Utility plant and property, net of depreciation	$12,244,359	$11,584,944	$10,872,042	$10,241,342	$9,708,885
Total assets	$15,069,533	$14,718,976	$14,776,391	$14,086,246	$13,459,368
Short-term and long-term debt	$5,855,712	$5,574,763	$5,882,956	$5,658,473	$5,434,463
Redeemable preferred stock	$18,827	$20,511	$22,036	$22,794	$23,011
Total debt and redeemable preferred stock	$5,874,539	$5,595,274	$5,904,992	$5,681,267	$5,457,474
Common stockholders' equity	$4,727,804	$4,443,268	$4,235,837	$4,127,725	$4,000,859
Preferred Stock without mandatory redemption requirements	—	$1,720	$4,547	$4,547	$4,557
Total stockholders' equity	$4,727,804	$4,444,988	$4,240,384	$4,132,272	$4,005,416

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Other data:
Cash flows provided by (used in):
Operating activities	$896,162	$955,598	$808,357	$774,933	$596,156
Investing activities (2)	$(1,053,294)	$(382,356)	$(912,397)	$(746,743)	$(703,611)
Financing activities (2)	$159,663	$(563,016)	$105,135	$(37,334)	$120,169
Construction expenditures, included in investing activities	$(980,252)	$(928,574)	$(924,858)	$(765,636)	$(785,265)
Dividends paid per common share (3)	$0.84	$1.21	$0.90	$0.86	$0.82
Dividends declared per common share (4)	$1.12	$0.98	$1.13	$0.86	$0.82

(1)	For the year ended December 31, 2009, there are no dilutive incremental common shares included in diluted earnings per share as all potentially dilutive instruments would be anti-dilutive.
(2)

The amount for the year ended December 31, 2012 includes net proceeds from the sale of our Arizona, New Mexico and Ohio subsidiaries of approximately $561 million, with the majority of it used to pay down short-term debt.  For further information, see “Item 7- Management Discussion and Analysis- Consolidated Results of Operations.”

(3)

2012 includes one additional dividend payment of $0.25 per common share paid on December 28, 2012 to all shareholders of record as of December 20, 2012 to allow them to take advantage of the existing 2012 tax rates.

(4)	Included in 2011 was a change in the timing of dividend declarations. As a result, five dividend declarations were made during 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our approximately 6,600 employees provide drinking water, wastewater and other water related services to an estimated 14 million people in more than 40 states and in two Canadian provinces. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters. Our Regulated Businesses provide services in 16 states and serve approximately 3.2 million customers based on the number of active service connections to our water and wastewater networks. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Operations segment. As noted under “Business Section,” our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to (i) economic utility regulation; (ii) economic environment; (iii) the need for infrastructure investment; (iv) an overall trend of declining water usage per customer; (v) weather and seasonality; and (vi) access to and quality of water supply.

In 2013, we continued the execution of our strategic goals. Our commitment to operational excellence led to continued improvement in our regulated operating efficiency, improved performance of our Market-Based Operations, and enabled us to provide increased value to our customers and investors. During the year, we focused on addressing regulatory lag, made more efficient use of capital and improved our regulated operation and maintenance (“O&M”) efficiency ratio. Also, in 2013, we expanded both our Regulated Businesses and Market-Based Operations.

2013 Financial Results

For the year ended December 31, 2013, we continued to increase our net income, while continuing to make significant capital investment in our infrastructure and implementing operational efficiency improvements necessary to offset increases in depreciation and general taxes. Aided by rate increases, lower O&M and despite the unfavorable weather conditions in the second and third quarters of 2013, we generated $2,901.9 million in total operating revenue, and $369.3 million in net income, or diluted earnings per share (“EPS”) of $2.06 compared to total operating revenue of $2,876.9 million, and $358.1 million in net income in 2012, or diluted EPS of $2.01. Net income from continuing operations was $369.3 million for the year ended December 31, 2013 compared to net income from continuing operations of $374.3 million for the year ended December 31, 2012. Net income and net income from continuing operations for 2013 included an after-tax charge of $24.8 million, or diluted EPS of $0.14 that was recorded in the fourth quarter to effect a tender offer that we announced in September of 2013.  Diluted earnings from continuing operations per average common share was $2.06 for the year ended December 31, 2013 as compared to $2.11 for year ended December 31, 2012.

See “Consolidated Results of Operations and Variances” and “Segment Results” below for further detailed discussion of the consolidated results of operations, as well as our business segments. Also, note that all financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflects only continuing operations. In 2011, as part of our portfolio optimization initiative, we entered into agreements to sell our regulated subsidiaries in Arizona, New Mexico, Ohio and our regulated water and wastewater systems in Texas. The sale of our Texas subsidiary’s assets was completed in June 2011, while the sales of our regulated subsidiaries in Arizona, New Mexico and Ohio were completed during 2012. Additionally, on December 13, 2011, we completed the sale of Applied Water Management, Inc. which was part of our Contract Operations line of business within our Market-Based segment. Therefore, the financial results of all of these entities have been presented as discontinued operations for all periods, unless otherwise noted. See Note 3 to Consolidated Financial Statements for further details on our discontinued operations.

Addressing Regulatory Lag

In 2013, we received authorizations for additional annualized revenues from general rate cases, totaling $41.4 million. During 2013, rate cases were approved for our Kentucky, West Virginia and Pennsylvania subsidiaries. Also, in 2013, we were granted $36.1 million in additional annualized revenues, assuming constant sales volume, from infrastructure charges in several of our states.

On April 30, 2013, we filed a general rate case in our Iowa subsidiary requesting additional annualized revenues of $6.4 million. On May 10, 2013, interim rates of $2.7 million in annualized revenues were approved and put into effect as interim rates under bond and subject to refund. On February 4, 2014, the Iowa Utilities Board (IUB) held a verbal decision meeting that would allow our Iowa subsidiary a permanent annual base rate increase of $3.9 million. The rate change would not become the final and binding decision of the IUB until its written decision is issued on or before February 28, 2014. The IUB does have the discretion to alter or reverse its position on the verbal decision in the final written order thus the permanent annual base rate increase of $3.9 million may be adjusted.  If the verbal IUB decision is confirmed by final written order after taking into account the interim increase of $2.7 million such an award would result in an additional $1.2 million over revenue generated by interim rates.

On January 24, 2014, we filed a general rate case in Indiana requesting additional annualized revenues of $19.6 million. The rate case filing is using a fully forecasted test year for the first time.

On January 1, 2014, additional annualized revenues of $0.9 million, $10.1 million and $2.1 million resulting from infrastructure charges in our New York, New Jersey and Illinois subsidiaries became effective.  On January 17, 2014 and January 31, 2013 we filed for additional annualized revenue of $0.7 million and $0.2 million, respectively, from infrastructure charges in our New York subsidiary. On February 25, 2014 our Missouri subsidiary filed for additional revenues from infrastructure charges in the amount of $3.1 million.

Other regulatory activities occurring in 2013 that allow us to address regulatory lag include our Tennessee subsidiary which on October 4, 2013 filed for approval of a Qualified Infrastructure Investment Program Rider, an Economic Development Investment Rider and a Safety and Environmental Compliance Rider totaling $0.5 million.  Our Tennessee subsidiary is also filing for approval of a Production Costs and Other Pass-Throughs mechanism which cover over or under collection of authorized expenses for purchased power, chemicals, waste disposal, purchased water including wheeling charges, and the Tennessee Regulatory Authority inspection fee. This petition is pending regulatory approval. Our Missouri subsidiary proposed a rule addressing an Environmental Cost Adjustment Mechanism to pass through expenses and capital costs of mandated environmental compliance measures by a utility. The rulemaking was unanimously approved by the Public Service Commission on April 4, 2013.  It was adopted on January 3, 2014 and will become effective 30 days after publication in the Code of State Regulations.

As of February 25, 2014, we are awaiting final orders in three states requesting additional annualized revenue of approximately $58.4 million.

Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses

We continued to improve on our O&M efficiency ratio during 2013.  Our O&M efficiency ratio was 38.7% for the year ended December 31, 2013 compared to 40.1% and 42.4% for the years ended December 31, 2012 and 2011, respectively. Our O&M efficiency ratio (a non-GAAP measure) is defined as our regulated operation and maintenance expense divided by regulated operating revenues, where both O&M expense and operating revenues are adjusted to eliminate purchased water expense. We also exclude from the O&M expense the allocable portion of non-O&M support services cost, mainly depreciation and general taxes, that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other lines in the Statement of Operations. Management believes that this calculation better reflects the Regulated Businesses segment’s O&M efficiency ratio. We evaluate our operating performance using this measure, as it is the primary measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures or deemed more useful than the GAAP information provided elsewhere in this report. The following table provides a reconciliation between operation and maintenance expense and operating revenues, as determined in accordance with GAAP, and to those amounts utilized in the calculation of our O&M efficiency ratio for the years ended December 31, 2013, 2012 and 2011:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure)

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Total O&M expense	$1,312,724	$1,350,040	$1,301,794
Less:
O&M expense—Market-Based Operations	264,253	276,809	278,375
O&M expense—Other	(56,973)	(56,755)	(69,192)
Total Regulated O&M expense	1,105,444	1,129,986	1,092,611
Less:
Regulated purchased water expense	111,119	110,173	99,008
Allocation of internal O&M costs	34,635	35,067	30,590
Adjusted Regulated O&M expense (a)	$959,690	$984,746	$963,013

Total Operating Revenues	$2,901,858	$2,876,889	$2,666,236
Less:
Operating revenues—Market-Based Operations	325,463	330,329	327,815
Operating revenues—Other	(17,523)	(17,874)	(30,470)
Total Regulated operating revenues	2,593,918	2,564,434	2,368,891
Less: Regulated purchased water expense*	111,119	110,173	99,008
Adjusted Regulated operating revenues (b)	$2,482,799	$2,454,261	$2,269,883
Regulated O&M efficiency ratio (a)/(b)	38.7%	40.1%	42.4%

*	Note calculation assumes purchased water revenues approximate purchased water expenses.

Making Efficient Use of Capital

We invested approximately $950 million and $983 million in Company-funded capital improvements in 2013 and 2012, respectively. These capital investments are needed on an ongoing basis to comply with existing and new regulations, renew aging treatment and network assets, provide capacity for new growth and ensure system reliability, security and quality of service. The need for continuous investment presents a challenge due to the potential for regulatory lag, or the delay in recovering our operating expenses and earning an appropriate rate of return on our invested capital and obtaining a return of our invested capital. In conjunction with our capital investment program, management continued its focus on reducing regulatory lag during 2013.

In May 2013, we implemented the first wave of Phase II of our business transformation project in certain of our regulated subsidiaries.  In October 2013, we implemented Phase II in our remaining regulated subsidiaries.  Phase II consisted of the roll-out of a new Enterprise Asset Management system, which will manage an asset’s lifecycle, and a Customer Information System, which will contain all billing and data pertaining to American Water’s customers for our Regulated segment. With the final implementation of Phase II in October 2013, our business transformation project was substantially complete at December 31, 2013.  Through December 31, 2013, we have spent $322.8 million, including AFUDC, on this business transformation project with $65.8 million of that amount spent in 2013.

Expanding Markets and Developing New Offerings

During 2013, our Regulated Business completed the purchase of ten water systems and five wastewater systems.  These acquisitions added approximately 30,000 customers to our regulated operations.  The largest of these acquisitions was the acquisition of Dale Service Corporation (“Dale”) by our Virginia subsidiary on November 14, 2013. The service area of Dale overlapped with Virginia American Water’s existing water service in Prince William County.  With the Dale acquisition, we added approximately 20,100 wastewater customers to our existing customer base.  Also, during 2013, our Market-Based Operations, through our Homeowner Services Group (“HOS”) expanded its water and sewer line protection programs into 10 additional states and Washington, D.C.

In January, 2014, our Military Services Group, part of our Contract Operations Group within the Market-Based Operations was awarded a contract for ownership, operation and maintenance of the water and wastewater systems at Hill Air Force Base in Utah. According to the agreement the award is estimated at approximately $288 million over a 50-year period.  We have begun the transition of the facility, which will be fully transitioned to us by September 1, 2014, when we will commence our operations of the facility under the contract.  Also, in January 2014, HOS announced that it has expanded its water line and sewer line protection programs into three additional states, Maine, Minnesota and Oklahoma.

Other matters

West Virginia Event

On January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances used for processing coal, 4-methylcyclohexane methanol, or MCHM, and PPH, a mix of polyglycol ethers, into the Elk River near the West Virginia-American Water Company ("WVAWC") treatment plant in Charleston, West Virginia. After having been alerted to the leak by the DEP, WVAWC took immediate steps to gather more information about the chemical, augment its treatment as a precaution, and begin consultations with federal, state, and local public health officials.  As soon as possible after it was determined that the augmented treatment process would not fully remove the chemical, a joint decision was reached in consultation with the West Virginia Bureau for Public Health to issue a “Do Not Use” order to approximately 300,000 people in parts of nine West Virginia counties. The order addressed the use of water for drinking, cooking, washing and bathing, but did not affect continued use of water for sanitation and fire protection. Over the next several days, WVAWC and an interagency team of state and federal officials engaged in extensive testing to determine if levels of MCHM were below one part per million (1 ppm), a level that the U.S. Centers for Disease Control and Prevention (CDC) and U.S. Environmental Protection Agency indicated would be protective of public health. Based on the results of continued testing, the Do Not Use order was lifted in stages, beginning on January 13, 2014. By January 18th, none of WVAWC’s customers were subject to the Do Not Use order, although CDC guidance suggesting that pregnant women avoid consuming the water until the chemicals are at non-detectable levels remained in place. In addition, based on re-analysis of previously saved samples, PPH was no longer detected at any sampling locations as of January 18, 2014. On February 21, 2014, WVAWC announced that all points of testing throughout its water distribution system indicated that levels of MCHM are below 10 parts per billion (10 ppb). The interagency team established 10 ppb as the “non-detect” level of MCHM in the water distribution system based on the measurement capabilities of the multiple laboratories used. WVAWC is continuing sampling and testing in an effort to pinpoint its flushing activities and address odor issues.

To date, an aggregate of 50 lawsuits have been filed against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia, and West Virginia Circuit Courts in Kanawha, Boone, and Putman counties, many of which also name Freedom Industries (which is now in bankruptcy) and a few also name the Company or other Company affiliates. The complaints generally seek class action status; raise claims based on a variety of tort, statutory and contract theories; and seek a combination of compensatory damages, punitive damages, medical monitoring, and other equitable relief. Additionally, investigations with respect to the matter have been initiated by the Chemical Safety Board, the U.S. Attorney’s Office for the Southern District of West Virginia, the West Virginia Attorney General, and other governmental entities.

The Company and WVAWC believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries spill, and the Company, WVAWC and other Company-affiliated entities named in any of the lawsuits have valid, meritorious defenses to the lawsuits. The Company, WVAWC and the other Company affiliates intend to vigorously contest the lawsuits. Nevertheless, an adverse outcome in one or more of the lawsuits could have a material adverse effect on the Company's financial condition, results of operations, cash flows, liquidity and reputation. Moreover, the WVAWC and the Company are unable to predict the outcome of the ongoing government investigations or any legislative initiatives that might affect water utility operations.
National Benefits Agreement

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

On October 16, 2012, the NLRB Administrative Law Judge hearing the matter ruled that, although we did provide sufficient notification to the Federal Mediation and Conciliation Service, we did not provide notice to state agencies, in violation of the National Labor Relations Act. The Administrative Law Judge ordered, among other things, that we cease and desist from implementing the terms of our last, best and final offer and make whole all affected employees for losses suffered as a result of our implementation of our last, best and final offer. The “make whole” order, if upheld on appeal, would require us to provide back-pay plus interest, from January 1, 2011 through the date of the final determination by the NLRB. Based on current estimates and assumptions, we estimate the cash impact could be in the range of $3.5 to $4.5 million per year, with the total impact dependent on the length of time the issue remains unresolved. On November 2012, we filed an exception to the decision of the Administrative Law Judge in order to obtain a review by the full NLRB. We expect to hear from the NLRB during 2014.

2014 and Beyond

Our strategy for the future will continue to focus on customer satisfaction and service, expansion through targeted growth, environmental sustainability, and constructive regulatory and public policy. We will also continue to modernize our infrastructure and to focus on operational efficiencies, while bolstering a culture of continuous improvement.

For 2014 and beyond, we expect our earnings growth drivers to be 1) our Regulated Business investment; 2) growth from acquisitions; 3) growth in Market-Based businesses; and lastly 4) potential growth opportunities in serving the shale industry.  Also, in 2014, we anticipate savings from corporate expense reductions attributable to lower SAP-related implementation costs, lower pension costs, further reduced headcount and lower interest expense resulting from our 2013 debt refinancings.

In 2014, we will continue to concentrate on our customers by achieving established customer satisfaction and service quality targets. In regards to environmental sustainability, we are committed to maximizing our protection of the environment, reducing our carbon and waste footprints and water lost through leakage. Specific goals established for 2014 are to:

1)	Optimize capital spend
2)	Continue to promote constructive regulatory frameworks
3)	Improve our O&M efficiency ratio
4)	Execute our regulated acquisition strategy; and
5)	Continue to grow our Market-Based Operations.

We will optimize our capital spend by not only focusing on how much we spend but the efficiency with which we spend it.  We estimate our capital expenditure plan for 2014 through 2018 will be approximately $5.8 billion.  Of the $5.8 billion, $5.1 million is expected to be utilized to upgrade our infrastructure and systems.  In addition to these capital expenditures, we are also estimating additional capital investment over the five-year period for acquisitions and strategic capital of approximately $400 million and $300 million, respectively. Strategic investments could include opportunities in the unregulated shale arena or a major concession. Our total capital plan for 2014 is estimated to be approximately $1.1 billion with approximately $900 million allocated to upgrading our infrastructure and systems, $100 million for acquisitions and $100 million for strategic investment purposes.

We will engage in appropriate legislative and regulatory policy changes by actively addressing regulatory lag that impacts return on our investments and promoting constructive regulatory frameworks. We expect to resolve three rate proceedings during 2014 and plan to file up to five general rate cases, including one which was already filed in January 2014. Additionally, we will file for infrastructure surcharges and continue to pursue other mechanisms, either as part of our general rate case filings or in separate filings, which will provide opportunities to expedite the return of capital outside of the general rate case and continue to close the gap between our allowed and our earned regulated return.

We also expect to continue to improve our regulated O&M efficiency ratio.  We expect to achieve an O&M efficiency ratio equal to or below 35% by 2018.  A significant component in both the optimization of capital spend and O&M efficiency objectives is to optimize our supply chain process to provide more value for each dollar of capital and O&M spent.

Lastly, we will look to execute our regulated acquisition strategy and continue to grow our Market-Based Operations, in particular HOS and our military services contracts, while evaluating potential opportunities to assist the shale industry in the delivery of water to assist with their processes.  We will expand our Regulated Business segment through focused acquisitions and/or organic growth, while expanding in our Market-Based segment from new core growth, expanded markets and new offerings.  In regards to our Market-Based Operations, as noted above, in early January 2014, we added the Hill Air Force Base to our military contracts and have expanded our HOS service line protection programs into three additional states.  We are committed to operating our business responsibly and managing our operating and capital costs in a manner that serves our customers and produces value for our shareholders. We are committed to an ongoing strategy that leverages processes and technology innovation to make ourselves more effective and efficient.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Operating revenues	$2,901,858	$2,876,889	$2,666,236
Operating expenses
Operation and maintenance	1,312,724	1,350,040	1,301,794
Depreciation and amortization	407,718	381,503	351,821
General taxes	234,642	221,212	210,478
(Gain) loss on asset dispositions and purchases	925	(839)	(993)
Total operating expenses, net	1,956,009	1,951,916	1,863,100
Operating income	945,849	924,973	803,136
Other income (expenses)
Interest, net	(308,164)	(310,794)	(312,415)
Loss on extinguishment of debt	(40,583)	—	—
Allowance for other funds used during construction	12,639	15,592	13,131
Allowance for borrowed funds used during construction	6,377	7,771	5,923
Amortization of debt expense	(6,603)	(5,358)	(5,055)
Other, net	(4,045)	(926)	(1,040)
Total other income (expenses)	(340,379)	(293,715)	(299,456)
Income from continuing operations before income taxes	605,470	631,258	503,680
Provision for income taxes	236,206	257,008	198,751
Income from continuing operations	369,264	374,250	304,929
Income (loss) from discontinued operations	—	(16,180)	4,684
Net income	$369,264	$358,070	$309,613

Basic earnings per share (a)
Income from continuing operations	$2.08	$2.12	$1.74
Income (loss) from discontinued operations	$0.00	$(0.09)	$0.03
Net income	$2.08	$2.03	$1.76
Diluted earnings per share (a)
Income from continuing operations	$2.06	$2.11	$1.73
Income (loss) from discontinued operations	$0.00	$(0.09)	$0.03
Net income	$2.06	$2.01	$1.75
Average common shares outstanding during the period
Basic	177,814	176,445	175,484
Diluted	179,056	177,671	176,531
Dividends per common share	$1.12	$0.98	$1.13
(a)	Amounts may not sum due to rounding.

Comparison of consolidated Results of Operations for the Years Ended December 31, 2013 and 2012

Operating revenues. Consolidated operating revenues for the year ended December 31, 2013 increased $25.0 million, or 0.9%, compared to the same period in 2012. This increase is the result of higher revenues in our Regulated Businesses of $29.5 million, which was mainly attributable to rate increases partially offset by decreased consumption, primarily related to weather. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the year ended December 31, 2013 decreased $37.3 million, or 2.8%, compared to 2012. This change was mainly attributable to a $24.5 million decrease in our Regulated Businesses’ costs primarily related to a decrease in employee-related costs, primarily pension and group insurance expense as well as lower preventive maintenance expenses. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $26.2 million, or 6.9%, for the year ended December 31, 2013 compared to the same period in the prior year as a result of additional utility plant placed in service including our business transformation project, which accounted for $10.8 million of the incremental expense in 2013.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts, and other miscellaneous items, increased by $13.4 million, or 6.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was principally due to incremental taxes in the first half of 2013 associated with the properties acquired in our New York acquisition in the second quarter of 2012.  Also, 2012 property taxes were lower due to the recognition of credit adjustments in Indiana and Missouri which reduced property tax expense in the third quarter of 2012.  Lastly, gross receipts taxes were higher in our New Jersey subsidiary by $3.5 million.

Other income (expenses). Other expenses increased $46.7 million, or 15.9%, for the year ended December 31, 2013 compared to the same period in the prior year. This increase is principally attributable to the recognition of a pre-tax loss on debt extinguishment of $40.6 million in connection with the cash tender offer for our 6.085% Senior Notes due 2017. The loss consisted of a repurchase premium of $39.4 million, transaction fees of $0.7 million and a write-off of $0.5 million for unamortized debt issuance costs.  Also contributing to the increase was a reduction in allowance for funds used during construction (“AFUDC”) of $4.3 million resulting from decreased construction activities, compared to the same period in 2012, including the winding down of our business transformation project.

Provision for income taxes. Our consolidated provision for income taxes decreased $20.8 million, or 8.1%, to $236.2 million for the year ended December 31, 2013. The effective tax rates for the years ended December 31, 2013 and 2012 were 39.0% and 40.7%, respectively. The rate for the year ended December 31, 2013 includes a $3.0 million tax benefit associated with a legal structure reorganization within our Market-Based Operations segment.  This strategic restructuring allowed us to utilize state net operating loss carryforwards, which without the restructuring most likely would not have been utilized prior to their expiration.

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

Other income (expenses). Other expenses decreased $5.7 million, or 1.9%, for the year ended December 31, 2012 compared to the same period in the prior year. This decrease is attributable to an increase in AFUDC of $4.3 million resulting from increased construction activity, including our business transformation project and a decrease in interest expense, net of interest income of $1.6 million.

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

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Operating revenues	$2,593,918	$2,564,434	$2,368,891
Operation and maintenance expense	1,105,444	1,129,986	1,092,611
Operating expenses, net	1,700,052	1,685,734	1,609,276
Income from continuing operations before income taxes	654,834	649,117	535,445

Operating Revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is subject to state regulation and our results of operations can be impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate. The table below details additional annualized revenues awarded, including step increases and assuming a constant volume, resulting from rate authorizations granted in 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
State
General Rate Cases:
Pennsylvania (1)	$26.0	$—	$62.1
New Jersey	—	30.0	—
Kentucky (2)	6.9	—	—
Missouri	—	24.0	—
Illinois	—	17.9	—
Indiana	—	1.9	—
California (3)	3.5	32.9	—
West Virginia (4)	8.5		5.1
Virginia(5)	—	2.6	4.8
Tennessee	—	5.2	5.6
Iowa	—	2.8	—
New York(6)	—	5.6	—
Other	0.1	0.2	1.2
Total—General Rate Cases	$45.0	$123.1	$78.8

(1)	On December 19, 2013, a rate case settlement was approved with an effective date of January 1, 2014. This rate increase combined, in part, wastewater and water rates.
(2)	Final order was received on October 25, 2013. The increase approximated the interim rates, net of the reserve that had been recorded since July 27, 2013.
(3)	Second step increase from the 2012 rate case became effective on April 1, 2013.
(4)	Final order issued on September 26, 2013 by the West Virginia Public Service Commission. New rates were put into effect October 11, 2013.
(5)

The new rates provided additional annualized revenue of $2.3 million in 2012 and $4.3 million in 2011 for jurisdictional customers, and $0.3 million in 2013 and $0.5 million in 2011 for non-jurisdictional customers, which are not subject to commission approval.

(6)	Amount includes a $3.0 million increase effective April 1, 2012, with the remainder of $1.4 million and $1.2 million becoming effective April 1, 2013 and April 1, 2014, respectively.

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

As previously noted, an increasing number of states are permitting rates to be adjusted outside of a general rate case for certain costs, such as mechanisms that permit a return on capital investments to replace aging infrastructure. The following table details additional annualized revenue authorized through infrastructure surcharge mechanisms which were granted in 2013, 2012 and 2011. As these surcharges are typically rolled into the new base rates and therefore are reset to zero when new base rates are effective, certain of these charges may also be reflected in the total general rate case amounts awarded in the table above if the order date was following the infrastructure surcharge filing date:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Infrastructure Charges:
Pennsylvania (1)	$19.8	$10.5	$16.4
New Jersey (2)	4.0	—	—
Missouri (3)	7.9	4.2	5.8
Indiana (4)	3.9	3.7	—
Illinois (5)	0.5	—	3.7
Other	—	—	0.3
Total—Infrastructure Charges	$36.1	$18.4	$26.2

(1)	Quarterly filings made with PUC. $6.7 million, $3.7 million, $2.9 million and $6.5 million effective October 1, 2013, July 1, 2013, April 1, 2013 and January 1, 2013, respectively.
(2)	Effective July 1, 2013.
(3)	$5.4 million effective June 21, 2013 and $2.5 million effective December 14, 2013.
(4)	Effective December 18, 2013.
(5)	Effective October 1, 2013.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

Operating revenues increased by $29.5 million, or 1.1%, for the year ended December 31, 2013 compared to the same period in 2012. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the impact was approximately $72.4 million. Additionally revenues increased by $16.4 million due to increased surcharge and amortization of balancing accounts.  Lastly, revenues were higher by $9.9 million as a result of acquisitions, with the most significant being the result of our New York acquisition in the second quarter of 2012 (additional four months of revenue in 2013 compared to 2012) and the acquisition of Dale by our Virginia subsidiary in the fourth quarter of 2013.  These increases were partially offset by decreased revenues of approximately $64.5 million as a result of lower demand, principally driven by the hot and dry weather conditions in the central and northeast portions of the country in 2012 versus cooler and wetter weather conditions in 2013.

The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage	2013	2012	Increase (Decrease)	Percentage
	Operating Revenues (dollars in thousands)				Billed Water Sales Volume (gallons in millions)
Customer Class
Water service
Residential	$1,465,174	$1,465,803	$(629)	(0.0%)	180,976	188,927	(7,951)	(4.2%)
Commercial	520,875	518,253	2,622	0.5%	80,392	84,226	(3,834)	(4.6%)
Industrial	118,939	121,902	(2,963)	(2.4%)	37,107	39,429	(2,322)	(5.9%)
Public and other	211,591	212,289	(698)	(0.3%)	51,009	54,202	(3,193)	(5.9%)
Other water revenues	118,323	120,988	(2,665)	(2.2%)	—	—	—	—
Billed water services	2,434,902	2,439,235	(4,333)	(0.2%)	349,484	366,784	(17,300)	(4.7%)
Unbilled water services	30,142	4,484	25,658	572.2%
Total water revenues	2,465,044	2,443,719	21,325	0.9%
Wastewater revenues	82,831	78,168	4,663	6.0%
Other revenues	46,043	42,547	3,496	8.2%
	$2,593,918	$2,564,434	$29,484	1.1%

Water Services— Consistent with the above discussion, water service operating revenues for the year ended December 31, 2013 totaled $2,465.0 million, a $21.3 million increase, or 0.9%, over the same period of 2012.  However, the mix between billed revenues/billed volumes to unbilled revenues/unbilled volumes have changed significantly principally as a result of our CIS implementation.  Unbilled revenue has increased $25.7 million compared to the same period in the prior year mainly as a result of delayed invoicing to customers.  With the implementation, we made a decision to increase the level of scrutiny and verification around bills being generated by the new system, in particular larger and/or more complex bills.  As such bills that exceed certain tolerance levels are being held until verification can be performed.  As such, the timing of issuance of bills has caused a decrease in billed volumes in 2013 when compared to 2012, with a corresponding increase in unbilled usage. For our residential and commercial customers, we believe that the majority of the decline in billed volumes is attributable to the weather abnormalities between 2012 and 2013 as well as the implementation of our new CIS system by our regulated subsidiaries.  For the remaining customer classes, we believe the decline in billed volumes is mainly due to the delay in invoicing the customer as a result of our CIS implementation.

Wastewater services— Our subsidiaries provide wastewater services in 10 states. Revenues from these services increased by $4.7 million, or 6.0%, to $82.8 million for the year ended December 31, 2013, from the same period of 2012. The increase was primarily attributable to rate increases in our Pennsylvania subsidiary as well as the Dale acquisition in November, 2013.

Other revenues—Other revenues, which includes such items as reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and similar items, increased $3.5 million, or 8.2%, compared to the year ended December 31, 2012. The increase in revenues for the year ended December 31, 2013 as compared to the same period in the prior year was mainly due to the additional surcharge revenues offset by decreases in revenues related to billings for others, reconnection and late fees.

Operation and maintenance. Operation and maintenance expense decreased $24.5 million, or 2.2%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. Operation and maintenance expense for 2013 and 2012, by major expense category, were as follows:

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$271,181	$274,775	$(3,594)	(1.3%)
Employee-related costs	455,690	472,075	(16,385)	(3.5%)
Operating supplies and services	215,702	210,947	4,755	2.3%
Maintenance materials and supplies	65,853	81,062	(15,209)	(18.8%)
Customer billing and accounting	52,625	49,257	3,368	6.8%
Other	44,393	41,870	2,523	6.0%
Total	$1,105,444	$1,129,986	$(24,542)	(2.2%)

          Production costs including fuel and power, purchased water, chemicals and waste disposal costs decreased by $3.6 million, or 1.3%, for 2013 compared to 2012. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased water	$111,119	$110,173	$946	0.9%
Fuel and power	86,337	89,282	(2,945)	(3.3%)
Chemicals	47,901	49,334	(1,433)	(2.9%)
Waste disposal	25,824	25,986	(162)	(0.6%)
Total	$271,181	$274,775	$(3,594)	(1.3%)

Overall, production costs decreased for the year ended December 31, 2013 compared to the prior year as a result of reduction in chemical and fuel and power costs resulting from decreased usage mainly attributable to lower consumption in most of our states.

Employee-related costs including salaries and wages, group insurance, and pension expense decreased $16.4 million, or 3.5%, for 2013 compared to 2012. These employee-related costs represented 41.2% and 41.8% of operation and maintenance expenses for 2013 and 2012, respectively, and include the categories shown in the following table:

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Salaries and wages	$323,022	$326,370	$(3,348)	(1.0%)
Pensions	48,374	56,299	(7,925)	(14.1%)
Group insurance	65,872	71,103	(5,231)	(7.4%)
Other benefits	18,422	18,303	119	0.7%
Total	$455,690	$472,075	$(16,385)	(3.5%)

The overall decrease in employee-related costs was primarily attributable to decreased salaries and wages, group insurance and pension expense. The decrease in salaries and wages was mainly the result of lower employee incentive and stock compensation expense of approximately $5.9 million in addition to higher capitalization rates, due to increased capital investment, and a reduction in headcount partially offset by increased overtime and annual wage increases. The decrease in pension expense was primarily due to decreased contributions in certain of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the greater of the minimum amount required by the Employee Retirement Income Security Act of 1974 or the normal cost. The reduction in group insurance expense is mainly attributable to higher capitalization rates and reduced headcount.

Operating supplies and services include expenses for office operation, legal and other professional services, including transportation expenses, information systems rental charges and other office equipment rental charges. Overall, these costs increased $4.8 million, or 2.3%, for the year ended December 31, 2013 compared to the same period in 2012.

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Contracted services	$93,744	$87,675	$6,069	6.9%
Office supplies and services	45,272	49,354	(4,082)	(8.3%)
Transportation	20,620	22,917	(2,297)	(10.0%)
Rents	15,830	16,943	(1,113)	(6.6%)
Other	40,236	34,058	6,178	18.1%
Total	$215,702	$210,947	$4,755	2.3%

The overall increase in operating supplies and services was primarily due to increased contracted services and higher other operating supplies and services. These increases were mainly due to incremental costs attributable to the continued maturity of our Enterprise Resource Planning system in conjunction with the implementation of Phase I and Phase II of our business transformation project. Additionally, contracted services increased due to the use of contractors for other specific projects.  Other increases in the other operating supplies and services costs are related to a $1.3 million increase in condemnation costs and a $1.2 million increase in conservation expense as well as the inclusion in 2012 of a $1.0 million reduction in anticipated insurance recovery of expenses incurred as a result of Hurricane Sandy and a $2.1 million credit adjustment resulting from the finalization of rate decisions in California and are offset by $1.6 million of insurance proceeds related to recovery of expenses related to Hurricanes Irene and Sandy received in 2013. The decrease in office supplies and services due to cost containment efforts primarily related to employee travel. Transportation costs decreased due to the reduction of leased vehicles.

Maintenance materials and services, which includes emergency repair as well as costs for preventive maintenance, decreased $15.2 million, or 18.8%, for 2013 compared to 2012.

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Maintenance services and supplies	$65,853	$81,062	$(15,209)	(18.8%)

The decrease of $15.2 million in 2013 is mainly attributable to 2012 including increased preventive maintenance expenses throughout our regulated subsidiaries, including hydrant and tank painting, meter testing, pump, tank and well maintenance, and paving costs.

Customer billing and accounting expenses increased by $3.4 million, or 6.8%, for 2013 compared to 2012.

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Uncollectible accounts expense	$26,443	$22,541	$3,902	17.3%
Postage	12,757	12,694	63	0.5%
Other	13,425	14,022	(597)	(4.3%)
Total	$52,625	$49,257	$3,368	6.8%

The increase in the uncollectible accounts expense was primarily due to an increase in our Regulated Businesses’ customer accounts receivable attributable to rate increases and an increase in the overall aging of receivables due to our CIS implementation.

Other operation and maintenance expenses include casualty and liability insurance premiums and regulatory costs. These costs increased by $2.5 million, or 6.0%, for 2013 compared to 2012.

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Insurance	$35,406	$31,883	$3,523	11.0%
Regulatory expenses	8,987	9,987	(1,000)	(10.0%)
Total	$44,393	$41,870	$2,523	6.0%

Insurance costs in 2013 were higher, compared to 2012, primarily due to higher casualty insurance costs as a result of historical claims experience and retroactive adjustments.

Operating expenses. The increase in operating expenses for the year ended December 31, 2013 is primarily due to the higher O&M expenses as explained above, as well as higher depreciation and amortization expense of $26.3 million and higher general tax expense of $12.4 million. The increase in depreciation and amortization is primarily due to additional utility plant placed in service, including $10.8 million of incremental expense resulting from the assets placed in service for our business transformation project.  The increase in general tax expense is primarily due to higher property taxes in our New York subsidiary due to a full year of expense in 2013 on properties acquired in the second quarter of 2012 of $5.2 million, the inclusion of property tax adjustments that reduced expense for our Indiana and Missouri subsidiaries by $4.0 million in 2012, and higher 2013 gross receipts taxes in our New Jersey subsidiary of $3.5 million.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

Operating revenues increased by $195.5 million, or 8.3%, for the year ended December 31, 2012 compared to the same period in 2011. The increase in revenues was primarily due to rate increases obtained through rate authorizations for a number of our operating companies of which the impact was approximately $128.7 million, and higher consumption in our mid-west and certain northeastern states in 2012 compared to 2011, which amounted to an increase of approximately $39.1 million. The increased consumption is primarily attributable to the warmer/drier weather in our mid-western and certain of our northeastern states in the second and third quarters of 2012. Lastly, revenues were higher by $26.7 million as a result of revenues from newly acquired systems, with the most significant being our New York acquisition in the second quarter of 2012.

The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage	2012	2011	Increase (Decrease)	Percentage
	Operating Revenues (dollars in thousands)				Billed Water Sales Volume (gallons in millions)
Customer Class
Water service
Residential	$1,465,803	$1,338,671	$127,132	9.5%	188,927	180,916	8,011	4.4%
Commercial	518,253	473,904	44,349	9.4%	84,226	81,455	2,771	3.4%
Industrial	121,902	114,096	7,806	6.8%	39,429	39,295	134	0.3%
Public and other	212,289	206,290	5,999	2.9%	54,202	52,069	2,133	4.1%
Other water revenues	120,988	117,598	3,390	2.9%	—	—	—	—

Billed water services	2,439,235	2,250,559	188,676	8.4%	366,784	353,735	13,049	3.7%
Unbilled water services	4,484	2,030	2,454	120.9%
Total water revenues	2,443,719	2,252,589	191,130	8.5%
Wastewater revenues	78,168	76,301	1,867	2.4%
Other revenues	42,547	40,001	2,546	6.4%
	$2,564,434	$2,368,891	$195,543	8.3%

The following discussion related to water services indicates the increase or decrease in the Regulated Businesses’ revenues and associated billed water sales volumes in gallons by customer class.

Water Services—Water service operating revenues for the year ended December 31, 2012 totaled $2,443.7 million, a $191.1 million increase, or 8.5%, over the same period of 2011. Overall, the water services revenue increase is related to increases in all customer classes and is mainly due to rate increases as well as increased sales volume.  The volume of water sold increased by 3.7% for the year ended December 31, 2012 to 366.8 billion gallons, from 353.7 billion gallons for the same period in 2011. We believe this higher consumption is attributable to the warmer/drier weather in our northeastern and mid-western operating states as compared to the prior year. Also contributing to the increased sales volume was the additional consumption resulting from our New York acquisition.

Wastewater services—Our subsidiaries provide wastewater services in nine states. Revenues from these services increased by $1.9 million, or 2.4%, to $78.2 million for the year ended December 31, 2012, from the same period of 2011. The increase was primarily attributable to rate increases in a number of our operating companies.

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

Operation and maintenance. Operation and maintenance expense increased $37.4 million, or 3.4%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Operation and maintenance expense for 2012 and 2011, by major expense category, were as follows:

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$274,775	$262,563	$12,212	4.7%
Employee-related costs	472,075	489,836	(17,761)	(3.6%)
Operating supplies and services	210,947	187,215	23,732	12.7%
Maintenance materials and supplies	81,062	73,109	7,953	10.9%
Customer billing and accounting	49,257	42,722	6,535	15.3%
Other	41,870	37,166	4,704	12.7%
Total	$1,129,986	$1,092,611	$37,375	3.4%

Production costs including fuel and power, purchased water, chemicals and waste disposal costs increased by $12.2 million, or 4.7%, for 2012 compared to 2011. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased water	$110,173	$99,008	$11,165	11.3%
Fuel and power	89,282	87,879	1,403	1.6%
Chemicals	49,334	48,354	980	2.0%
Waste disposal	25,986	27,322	(1,336)	(4.9%)
Total	$274,775	$262,563	$12,212	4.7%

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

Market-Based Operations Segment

The following table provides certain financial information for our Market-Based Operations segment for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Operating revenues	$325,463	$330,329	$327,815
Operation and maintenance expense	264,253	276,809	278,375
Operating expenses, net	277,691	288,099	290,768
Income from continuing operations before income taxes	50,637	45,817	39,324

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

Operating revenues. Revenues decreased $4.9 million for the year ended December 31, 2013, compared to the same period in 2012, primarily due to the lower revenues of $17.3 million resulting from termination of certain municipal and industrial operations and maintenance contracts, most of which occurred in 2012.  Additionally, revenues from capital project activities associated with military construction decreased $8.4 million, due to lower levels of work as compared to the prior year.  These decreases were offset by a net increase of $4.0 million from price redeterminations for several of our military contracts as well as an increase of $16.6 million in our HOS revenues associated with contract growth, most notably in New York City.

Operation and maintenance. Operation and maintenance expense decreased $12.6 million, or 4.5%, for the year ended December 31, 2013, compared to the year ended December 31, 2012.

The following table provides information regarding operation and maintenance expense for the years ended December 31, 2013, and 2012, by major expense category:

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$38,943	$42,772	$(3,829)	(9.0%)
Employee-related costs	67,042	71,002	(3,960)	(5.6%)
Operating supplies and services	111,755	117,749	(5,994)	(5.1%)
Maintenance materials and supplies	41,775	36,730	5,045	13.7%
Other	4,738	8,556	(3,818)	(44.6%)
Total	$264,253	$276,809	$(12,556)	(4.5%)

As noted in the table above, decreases in operating supplies and services, production costs and employee-related costs were partially offset by an increase in maintenance materials and supplies.  The decrease in production costs and employee-related costs is mostly due to the termination of certain municipal and industrial operations and maintenance contracts.  The decrease in operating supplies and services is attributable to the release of $3.8 million in loss contract reserves due to the resolution of certain outstanding issues and uncertainties.  Additionally, 2013 was impacted by decreased construction activity for our military contracts and is partially offset by increased HOS contracted services expense as well as higher printing and postage costs associated with expanding into new markets, including New York City.  The increase in maintenance materials and supplies is primarily due to higher HOS repair costs, which is attributable to new contracts, an increase in the number of claims, as well as the average cost per claim and is partially offset by the terminated municipal and industrial operations and maintenance contracts.  The decrease in the other category is mainly due to decreases in uncollectible accounts expense of $3.5 million, which is due to 2012 including incremental amounts related to terminated contracts in addition to improved collection experience in 2013 for certain other municipal and industrial operations and maintenance contracts.

Operating expense. The decrease in operating expenses for the year ended December 31, 2013 is primarily driven by the decrease in operation and maintenance expense, which is explained above.

Income from continuing operations before income taxes. The $4.8 million increase for the year ended December 31, 2013, is the result of the aforementioned changes in operating revenues and operating and maintenance expense.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

Operating revenues. The increase in revenues for the year ended December 31, 2012, compared to the same period in 2011, is primarily attributable to an $8.0 million increase in our HOS revenues associated with continued contract growth and a price increase. Also contributing to the higher revenues was a $2.2 million increase in our Contract Operations Group revenues which is mainly due to incremental revenues associated with military construction and operation and maintenance projects. These increases were offset by decreases in our Carbon Services Group revenues of $6.0 million, as we are no longer providing these services to the Regulated Businesses, and a decrease in revenues in our Terratec business of $1.8 million.

Operation and maintenance. Operation and maintenance expense decreased $1.6 million, or 0.6%, for the year ended December 31, 2012, compared to the year ended December 31, 2011.

The following table provides information regarding operation and maintenance expense for the years ended December 31, 2012, and 2011, by major expense category:

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$42,772	$47,897	$(5,125)	(10.7%)
Employee-related costs	71,002	75,012	(4,010)	(5.3%)
Operating supplies and services	117,749	108,552	9,197	8.5%
Maintenance materials and supplies	36,730	38,568	(1,838)	(4.8%)
Other	8,556	8,346	210	2.5%
Total	$276,809	$278,375	$(1,566)	(0.6%)

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

Liquidity and Capital Resources

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures. Our business is very capital intensive and requires significant capital resources. A majority of these capital resources are provided by internally generated cash flows from operations. When necessary, we obtain additional funds from external sources in the debt and equity capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to an unsecured revolving credit facility with aggregate bank commitments of $1.25 billion. We rely on this revolving credit facility and the capital markets to fulfill our short-term liquidity needs, to issue letters of credit and to support our commercial paper program. Disruptions in the credit markets may discourage lenders from extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt and equity securities in the capital markets. See “—Credit Facility and Short-Term Debt.” In order to meet our short-term liquidity needs, we, through American Water Capital Corp. (“AWCC”), our financing subsidiary, issue commercial paper, which is supported by the revolving credit facility. AWCC had no outstanding borrowings and $41.8 million of outstanding letters of credit under its credit facility as of December 31, 2013. As of December 31, 2013, AWCC had $1.25 billion available under our credit facility that we could use to fulfill our short-term liquidity needs, to issue letters of credit and support our $630.3 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

We use our capital resources, including cash, to (i) fund operating and capital requirements, including construction expenditures, (ii) pay off maturing debt, (iii) pay dividends, (iv) fund pension and postretirement welfare obligations and (v) invest in new and existing ventures. We spend a significant amount of cash on construction projects that we expect to have a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. See “Business—Regulation—Economic Regulation.” We expect to fund future maturities of long-term debt through a combination of external debt and to the extent available cash flows from operations. Since we continue to make investments equal to or greater than our cash flows from operating activities, we have no plans to reduce debt significantly.

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

In addition, the Company can delay major capital investments or other funding requirements or pursue financing from other sources to preserve liquidity, if necessary. The Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.

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

Cash flows from operating activities have been a reliable, steady source of funding, sufficient to meet operating requirements, make our dividend payments and fund a portion of our capital expenditure requirements. We will seek access to debt and equity capital markets to meet the balance of our capital expenditure requirements as needed. There can be no assurance that we will be able to access such markets successfully on favorable terms or at all. Operating cash flows can be negatively affected by changes in our rate regulated environments or changes in our customers’ economic outlook and ability to pay for service in a timely manner. We can provide no assurance that our customers’ historical payment pattern will continue in the future.

The following table provides a summary of the major items affecting our cash flows from operating activities for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$369,264	$358,070	$309,613
Add (subtract):
Non-cash operating activities(1)	761,772	688,126	677,569
Changes in working capital(2)	(137,374)	38,812	7,905
Pension and postretirement healthcare contributions	(97,500)	(129,410)	(186,730)
Net cash flows provided by operations	$896,162	$955,598	$808,357

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

Our working capital needs are primarily limited to funding the increase in our customer accounts receivable and unbilled revenues which is mainly associated with the revenue increase as a result of rate increases in our Regulated Businesses.  We address the timing issue through the aforementioned liquidity funding mechanisms. Our cash collections for our Regulated Businesses’ accounts receivable has been slower than historical payment patterns, in particular for those operating companies in which we implemented the new CIS system in May 2013.  We believe the slowdown in collections is the result of the system implementation and therefore is only temporary in nature.  We implemented the CIS system in our remaining Regulated Businesses in October 2013 and we would expect to experience a similar slowdown in cash collections for these operating companies in the first half of 2014.

The decrease in cash flows from operations for the year ended December 31, 2013 compared to the same period in 2012 is principally due to changes in working capital, which is related to the aforementioned delays in billing and slower collections in our accounts receivable and the change in payables in 2013, as we were delayed in 2012 in executing payable at normal volumes due to the implementation of Phase I of our business transformation project.  Partially offsetting these working capital decreases was a reduction in the pension and postretirement healthcare contributions in 2013.

The increase in cash flows from operations for the year ended December 31, 2012 compared to the same period in 2011 is primarily attributable to additional revenues in 2012 and lower pension and postretirement healthcare contributions.

The Company expects to make pension and postretirement benefit contributions to the plan trusts of $49.3 million in 2014, of which $10.7 million was already made in 2014. In addition, we estimate that contributions will amount to $64.0 million in 2015, $68.8 million in 2016, $67.5 million in 2017 and $62.3 million in 2018. Actual amounts contributed could change materially from these estimates as a result of changes in assumptions and actual investment returns.

Cash Flows from Investing Activities

Cash flows used in investing activities were as follows for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net capital expenditures	$(980,252)	$(928,574)	$(924,858)
Proceeds from sale of assets and securities	918	561,739	9,972
Acquisitions	(23,658)	(44,560)	(7,220)
Other investing activities, net(1)	(50,302)	29,039	9,709
Net cash flows used in investing activities	$(1,053,294)	$(382,356)	$(912,397)

(1)	Includes removal costs from property, plant and equipment retirements, net funds released and other.

Cash flows used in investing activities increased in 2013 compared to 2012 primarily due to an increase in our capital expenditures for the year ended December 31, 2013 principally as a result of incremental spending associated with the replacement of our transmission and distribution infrastructure.

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

The following table provides a summary of our historical capital expenditures related to upgrading our infrastructure and systems:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Transmission and distribution	$435,449	$343,640	$298,564
Treatment and pumping	89,278	138,072	191,771
Services, meter and fire hydrants	178,412	171,855	175,635
General structures and equipment	131,446	104,854	84,059
Business transformation project	59,746	107,049	99,891
Sources of supply	50,013	44,602	58,066
Wastewater	35,908	18,502	16,872
Total capital expenditures	$980,252	$928,574	$924,858

Capital expenditures for the year ended December 31, 2013, increased by $51.7 million or 5.6% compared to 2012, principally due to our continued replacement of transmission and distribution infrastructure, rehabilitation to storage facilities and dam rehabilitation and increased expenditures related to information systems, and vehicles.  Partially offsetting this increase was reduction in treatment and pumping expenditures due to the completion of certain water treatment plant projects in 2012 as well as a reduction in our business transformation expenses also due to completion of Phase I of the project in 2012 and the implementation of a portion of Phase II in May 2013.

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

In 2013, we implemented Phase II, the final phase, of our business transformation project.  Through December 31, 2013 including AFUDC, capital expenditures amounted to $322.8 million on the project with $65.8 million spent in 2013.  As we make adjustments to our operations as a result of this project, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. While we believe such expenditures to realize the efficiencies can be recovered through regulated rates, we can provide no guarantee that we will be able to achieve timely rate recovery of these increased costs associated with this transformation project. Any such delays or difficulties encountered with such recovery may have a material and adverse impact on our business, customer relationships and financial results.

The change in proceeds from sale of assets and securities from 2013 to 2012 and 2012 to 2011 reflects the fact that 2012 included cash proceeds of $561.7 million received from the sale of our Arizona, New Mexico and Ohio subsidiaries in 2012 partially offset by cash proceeds used for acquisition purposes, with the largest being the acquisition of additional regulated water operations in New York

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

The following provides a summary of the acquisitions and dispositions affecting our cash flows from investing activities in the years indicated:

2013:

•

We paid approximately $23.7 million for ten water and five wastewater system.  These acquisitions added approximately 30,000 customers to our existing regulated footprint.  The largest of these acquisitions was the acquisition of the stock of a wastewater system in Virginia with approximately 20,000 customers in November 2013 for a purchase price of $5.1 million (net of cash acquired of $6.9 million) plus assumed liabilities.

•	We received approximately $0.9 million for the sale of assets and securities.

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

As previously noted, in 2014, we estimate that our total capital plan is $1.1 billion with approximately $900 million allocated to upgrading our infrastructure and systems, $100 million for acquisitions and $100 million for strategic investment purposes.  For years in the foreseeable future beyond 2014, we estimate such investment will be between $1.1 and $1.2 billion per year.

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

Cash Flows from Financing Activities

Our financing activities, primarily focused on funding construction expenditures, include the issuance of long-term and short-term debt, primarily through AWCC. We intend to access capital markets on a regular basis, subject to market conditions. In addition, new infrastructure may be funded with customer advances and contributions for construction (net of refunds). This amounted to $19.3 million, $31.9 million and $22.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As previously noted AWCC is a wholly-owned finance subsidiary of the Company.  Based on the needs of our regulated subsidiaries and the Company, AWCC borrows in the capital markets and then, through intercompany loans, provides those borrowings to the regulated subsidiaries and the Company.  The regulated subsidiaries and the Company are obligated to pay their portion of the respective principal and interest to AWCC in the amount necessary to enable AWCC to meet its debt service obligations.  Because the Company’s borrowings are not a source of capital for the regulated subsidiaries, the Company is not able to recover the interest charges on the Company’s debt through regulated water and wastewater rates.  As of December 31, 2013, AWCC has made long-term fixed rate loans and commercial paper loans to our Regulated Businesses amounting to $2.9 billion and $390.9 million, respectively.  Additionally, as of December 31, 2013, AWCC has made long-term fixed rate loans and commercial paper loans to the Company totaling $778.3 million and $239.4 million to the Company, respectively.

On May 4, 2012, we and AWCC filed a universal shelf registration statement that enabled us to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, all subject to market demand and ratings status. During 2013 and 2012, $400 million and $300 million, respectively, of debt securities were issued pursuant to this filing.

As previously noted, on October 8, 2013, we announced the purchase and retirement through a tender offer of $225.8 million in aggregate outstanding principal amount of our 6.08% Senior Notes due 2017.  On October 8, 2013, we paid $271.8 million to effect the tender, which in addition to the principal included a repurchase premium of $39.4 million and accrued interest of $6.6 million.  Also, in October 2013 and related to the tender, we recorded transaction fees of $0.7 million and a write-off of $0.5 million for unamortized debt issuance costs.  The redemption was originally financed through commercial paper borrowing.  If we continue to finance this debt through commercial paper borrowings and with the assumption that current short-term rates remain the same, we would expect to have pre-tax interest expense savings of approximately $13.1 million in 2014.

On November 1, 2013, we issued notices of redemption for $74.8 million and $75.0 million of outstanding Senior Notes with an original maturity date of 2038 and interest rates of 8.25% and 10.0%, respectively.  These notes were retired on December 1, 2013.

On November 20, 2013, AWCC issued $400 million of 3.850% Senior Notes due 2024.

Also on December 21, 2013, an additional $101.0 million with interest rate of 5.39% in Senior Notes matured.

The following long-term debt was issued in 2013:

Company	Type	Interest Rate	Maturity		Amount (in thousands)
American Water Capital Corp.	Senior notes–fixed rate	3.85%	2024	(a)	$400,000
American Water Capital Corp.	Private activity bonds and government funded debt–fixed rate	2.30%-2.90%	2021-2030	(b)	8,122
Other subsidiaries	Private activity bonds and government funded debt–fixed rate	1.59%-2.41%	2031-2033	(c)	2,737
Total issuances					$$410,859

(a)	On November 20, 2013, AWCC closed on a 3.85% senior fixed rate notes. Proceeds used to refinance commercial paper borrowings.
(b)

Proceeds from the above issuance were received in the fourth quarter of 2013 and have been utilized to fund certain specific projects. $6.7 million of these proceeds are held in trust pending our certification that we have incurred qualifying capital expenditures.  These issuances have been presented as non-cash on the Consolidated Statements of Cash Flows.  Subsequent releases of all or a lesser portion of the funds by the trust are reflected as the release of restricted funds and are included in the investing activities in the Consolidated Statements of Cash Flows.

(c)	Proceeds from the above issuances were received from Pennsylvania Infrastructure Investment Authority (“PennVest”) and has been used to fund certain projects.

In addition to the above issuances, we also assumed $12.7 million of debt as a result of a acquisitions in 2013, of which $12.5 million is the result of our Dale Service Corporation stock acquisition in the fourth quarter of 2013.

The following long-term debt was retired through optional redemption or payment at maturity during 2013:

Company	Type	Interest Rate	Maturity	Amount (in thousands)
American Water Capital Corp.	Senior notes-fixed rate	5.39%-10.00%	2013-2017	$ 476,638
Other subsidiaries (1)	Private activity bonds and government funded debt–fixed rate	0.00% -5.50%	2013-2041	17,663
Other subsidiaries	Mortgage bonds–fixed rate	6.59%	2013	2,000
Other subsidiaries	Mandatory redeemable preferred stock	8.49%-9.18%	2031-2036	1,650
Other	Capital leases & other			359
Total retirements & redemptions				$498,310

(1)	Includes a $3.6 million of non-cash redemptions resulting from the use of restricted funds.

The following long-term debt was issued in 2012:

Company	Type	Interest Rate	Maturity		Amount (in thousands)
American Water Capital Corp.	Senior notes–fixed rate	4.30%	2042	(a)	$300,000
Other subsidiaries	Private activity bonds and government funded debt–fixed rate	0.00%-5.00%	2025-2041	(b)	68,746
Other subsidiaries	Private activity bonds and government funded debt–fixed rate	1.00%-2.76%	2025-2041	(c)	14,730
Other subsidiaries	Mortgage bonds–fixed rate	4.29%	2022		700
Total issuances					$384,176

(a)	The net proceeds from this issuance were used to finance certain redemptions of long-term debt and to fund the repayment of short-term debt.
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

(c)	Proceeds from these issuances were received from the Pennsylvania Infrastructure Investment Authority and has been used to fund specified projects.

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

Credit Facility and Short-Term Debt

The short-term debt balance, consisting of commercial paper, net of discount, amounted to $630.3 million and $270.0 million at December 31, 2013 and 2012, respectively.

On October 29, 2012, we terminated a previously maintained senior unsecured credit facility for $840 million and entered into a new unsecured revolving credit facility with $1 billion in aggregate total commitments from a diversified group of 14 banks and which was to have matured on October 29, 2017 (subject to up to two 1-year extensions at our request). On September 9, 2013, The Company announced that AWCC and its lender had agreed to increase lending commitments under AWCC’s revolving credit facility from $1 billion to $1.25 billion.  In addition, $1.18 billion of the credit facility has been extended from its original termination date of October 2017 to October 2018. Interest rates on advances under the facility are based on a credit spread to the Eurodollar rate or base rate with the credit spread of 1.00% through June 2012 and then based on the higher of AWCC’s Moody’s Investors Service, which we refer to as Moody’s or Standard & Poor’s Ratings Services ratings, which we refer to as S&P, credit rating. At current ratings that spread would be 1.00%.  This facility requires the Company to maintain a ratio of consolidated capitalization of not more than 0.70 to 1.00.  The facility will be principally used to support AWCC’s commercial paper program and to provide up to $150.0 million in letters of credit.

We closely monitor events in the financial markets and the financial institutions associated with this credit facility. In accordance with the credit agreement, no financial institution can have more than $250.0 million of the aggregate commitment through the facility expiration date. If any lender defaults in its obligation to fund advances, the Company may request the other lenders to assume the defaulting lender’s commitment or replace such defaulting lender by designating an assignee willing to assume the commitment. However, the remaining lenders have no obligation to assume a defaulting lender’s commitment and we can provide no assurances that we will be able to replace a defaulting lender.

The following table provides information as of December 31, 2013 and 2012, regarding the respective credit facility in effect at the time, letters of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities:

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(in thousands)
December 31, 2013	$1,250,000	$1,208,215	$150,000	$108,215	$630,307	$—
December 31, 2012	$1,000,000	$967,137	$150,000	$117,137	$269,985	$—

AWCC had no outstanding borrowings under the credit facility and $41.6 million of outstanding letters of credit under this credit facility as of February 21, 2014. Also, as of February 21, 2014, AWCC had $629.9 million of commercial paper outstanding.

The weighted-average interest rate on short-term borrowings for the years ended December 31, 2013 and 2012 was approximately 0.37% and 0.49%, respectively.

Capital Structure

The following table indicates the percentage of our capitalization represented by the components of our capital structure as of December 31, 2013, 2012 and 2011:

	At December 31, 2013	At December 31, 2012	At December 31, 2011
Common stockholder equity and preferred stock without mandatory redemption rights	45%	44%	42%
Long-term debt and redeemable preferred stock at redemption value	49%	52%	53%
Short-term debt and current portion of long-term debt	6%	4%	5%
	100%	100%	100%

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

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we or our subsidiaries may be restricted in our ability to pay dividends, issue debt or access our revolving credit lines. We were in compliance with our covenants as of December 31, 2013. Long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. On December 31, 2013, our ratio was 0.55 to 1.00 and therefore we were in compliance with the ratio.

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

On May 24, 2013, Standard & Poor’s Rating Service, (“S&P”), upgraded its corporate credit rating to A- on AWCC and American Water and AWCC’s “A2” short term rating.  On that date, they also confirmed its stable rating outlook for American Water and AWCC.  On May 29, 2013, Moody’s upgraded its rating outlook for both American Water and AWCC from Baa2 to Baa1 and revised its rating outlook to stable.

The following table shows the Company’s securities ratings as of December 31, 2013:

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

During 2013, 2012 and 2011, we paid $149.5 million, $213.5 million and $157.9 million in dividends, respectively. For 2013, we paid a dividend of $0.28 per share on December 2, September 3 and June 3 to all shareholders of record as of November 15, 2013, August 19, 2013, and May 24, 2013, respectively.

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

On December 13, 2013, our board of directors declared a quarterly cash dividend payment of $0.28 per share payable on March 3, 2014 to all shareholders of record as of February 3, 2014.

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

Insurance Coverage

We carry various property, casualty and financial insurance policies with limits, deductibles and exclusions that we believe are consistent with industry standards. However, insurance coverage may not be adequate or available to cover unanticipated losses or claims. Additionally, annual policy renewals can be impacted by claims experience which in turn can impact coverage terms and conditions on a going forward basis. We are self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on our short-term and long-term financial condition and our results of operations and cash flows.

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of business. These financial obligations, as of December 31, 2013, are set forth in the table below:

Contractual obligation	Total	Less Than 1 year	1-3 Years	3-5 years	More Than 5 years
	(in thousands)
Long-term debt obligations (a)	$5,183,709	$12,492	$110,178	$1,042,563	$4,018,476
Interest on long-term debt (b)	4,443,386	294,944	592,723	546,411	3,009,308
Capital lease obligations (c)	913	32	78	99	704
Interest on capital lease obligations (d)	952	111	212	197	432
Operating lease obligations (e)	147,530	15,898	24,317	17,997	89,318
Purchase water obligations (f)	715,443	54,288	105,615	87,017	468,523
Other purchase obligations (g)	76,416	76,416	-	-	-
Postretirement benefit plans' obligations (h)	79,737	12,137	35,300	32,300	-
Pension plan obligations (h)	273,191	37,191	97,500	97,500	41,000
Preferred stocks with mandatory redemption requirements	18,902	1,650	3,300	3,300	10,652
Interest on preferred stock with mandatory redemption requirements	14,155	1,549	2,671	2,101	7,834
Other obligations (i)	896,770	203,601	134,508	116,546	442,115
Total	$11,851,104	$710,309	$1,106,402	$1,946,031	$8,088,362
(a)
Note: The above table reflects only financial obligations and commitments. Therefore, performance obligations associated with our Market-Based Operations are not included in the above amounts.
_________
(a) Represents sinking fund obligations and debt maturities.
(b) Represents expected interest payments on outstanding long-term debt. Amounts reported may differ from actual due to future financing of debt.
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
(g) Represents the open purchase orders as of December 31, 2013, for goods and services purchased in the ordinary course of business.
(h) Represents contributions expected to be made to pension and post retirement benefit plans for the years 2014 through 2019.

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

WVAWC leased back the transferred facilities under capital leases for a period of 40 years. The leases have payments that approximate the payments required by the terms of the IDBs. We have presented the transaction on a net basis in the consolidated financial statements. The carrying value of the transferred facilities, which is presented within utility plant, was approximately $158.1 million at December 31, 2013.

Performance Obligations

We have entered into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. These military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenues of $2.0 billion at December 31, 2013. The Operations and Maintenance agreements with municipalities and other customers expire between 2014 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $928.0 million at December 31, 2013. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of the facilities, in exchange for an annual fee.

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

Regulatory Accounting

Our regulated utility subsidiaries are subject to regulation by state PUCs and the local governments of the states in which they operate. As such, we account for these regulated operations in accordance with authoritative guidance that requires us to reflect the effects of rate regulation in our financial statements. Use of the authoritative guidance is applicable to utility operations that meet the following criteria (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. As of December 31, 2013, we had concluded that the operations of our regulated subsidiaries meet the criteria. If it is concluded in a future period that a separable portion of the business no longer meets the criteria, we are required to eliminate the financial statement effects of regulation for that part of the business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in the consolidated financial statements. Failure to meet the criteria of the authoritative guidance could materially impact our consolidated financial statements as a one-time extraordinary item and continued impacts on our operating activities.

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow for recovery through rates charged to customers. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred. As of December 31, 2013, we have recorded $858.5 million of net regulatory assets, including $242.9 million of income taxes that are recoverable through rates, within our Consolidated Financial Statements. Also, at December 31, 2013, we had recorded $373.3 million of regulatory liabilities within our consolidated financial statements. See Note 6 of the Notes to Consolidated Financial Statements for further information regarding the significant regulatory assets and liabilities.

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

Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. At December 31, 2013, the Company’s goodwill was $1,207.8 million. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

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

The Company decided to adopt this new guidance in 2012 and for its 2013 and 2012 annual tests applied the qualitative test (“step 0” or “step 0 test”) to its reporting units for the annual impairment test performed as of November 30, 2013 and 2012.

The Company completed a quantitative fair value measurement of its reporting units when performing its goodwill impairment analysis on November 30, 2011. As of the 2011 testing date, a quantitative assessment was made and implied that the fair value of its reporting units was well in excess of their carrying amount and no impairment was required.

In the 2013 and 2012 qualitative step 0 test at November 30, 2013 and 2012, after assessing various events and circumstances that would affect the estimated fair value of the reporting units in its base line November 30, 2011 test, the Company determined that it was not required to calculate the fair value of its reporting units at November 30, 2013 and 2012. The Company determined that it was more likely than not that its reporting unit fair values are greater than the reporting unit carrying values and no impairment is necessary.

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

For the years ended December 31, 2013 and 2012, no impairment charge was recorded. For the year ended December 31, 2011, no impairment charge was recorded for our continuing operations. In 2011, we recorded a pre-tax charge to goodwill of $25.5 million relating to parent company goodwill associated with businesses classified as discontinued operations.

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

Revenue Recognition

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are delivered to customers and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the meter reading associated with the latest customer invoice to the end of the accounting period. Unbilled utility revenues as of December 31, 2013 and 2012 were $217.1 million and $180.6 million, respectively. Increases in volumes delivered to the utilities’ customers and rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the estimated unbilled revenue; however, since the majority of our customers are generally billed on a monthly basis, total operating revenues would remain materially unchanged.  During 2013 and in connection with our CIS implementation, there are instances where billings to customers have been delayed, including a conscious decision to delay billings in order to increase the level of scrutiny and verification around bills being generated by the new system, in particular larger and/or more complex bills.  As a result of these delays in billings, unbilled revenues at December 31, 2013 has increased significantly, however, total operating revenues would be materially unchanged due to a corresponding decrease in billed revenue.

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

The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. At year end 2011, we began using an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. The yield curve was developed for a portfolio containing the majority of United States-issued AA-graded non-callable (or callable with make-whole provisions) corporate bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 5.12%, 4.17% and 5.02% at December 31, 2013, 2012 and 2011, respectively. The discount rate for determining other post-retirement benefit obligations was 5.10%, 4.16% and 5.05% at December 31, 2013, 2012 and 2011, respectively.

In selecting an expected return on plan assets, we considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term EROA assumption used in calculating pension cost was 7.49% for 2013, 7.75%, for 2012 and 7.90% for 2011. The weighted average EROA assumption used in calculating other postretirement benefit costs was 6.99% for 2013, 7.41% for 2012 and 7.60% for 2011.

The asset allocations for the Company’s U.S. pension plan at December 31, 2013 and 2012, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets At December 31,
Asset category	2014	2013	2012
Equity securities	52%	64%	70%
Fixed income	40%	35%	30%
Real Estate	6%	—	—
Real estate investment trusts (“REITs”)	2%	1%	—
Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The Company’s other postretirement benefit plans are partially funded. The asset allocations for the Company’s other postretirement benefit plans at December 31, 2013 and 2012, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets At December 31,
Asset category	2014	2013	2012
Equity securities	47%	48%	59%
Fixed income	53%	52%	38%
REITs	—	—	3%
Total	100%	100%	100%

The Company’s investment policy, and related target asset allocation, is evaluated periodically through asset liability studies. The studies consider projected cash flows of maturity liabilities, projected asset class return risk, and correlation and risk tolerance.

The pension and postretirement welfare plan trusts investments include debt and equity securities held either directly or through commingled funds. The trustee for the Company’s defined benefit pension and post retirement welfare plans uses independent valuation firms to calculate the fair value of plan assets. Additionally, the company independently verifies the assets values. Approximately 56.1% of the assets are valued using the quoted market price for the assets in an active market at the measurement date, while 43.9% of the assets are valued using other inputs.

In selecting a rate of compensation increase, we consider past experience in light of movements in inflation rates. Our rate of compensation increase was 3.15% for 2013, 3.19% for 2012 and 3.25% for 2011.

In selecting health care cost trend rates, we consider past performance and forecasts of increases in health care costs. Our health care cost trend rate used to calculate the periodic cost was 7.25% in 2013 gradually declining to 5.00% in 2019 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation at December 31, 2013	Impact on 2013 Total Service and Interest Cost Components
	(in thousands)
Increase assumed health care cost trend by 1%	$72,238	$7,367
Decrease assumed health care cost trend by 1%	$60,261	$5,974

We will use a discount rate and EROA of 5.12% and7.49%, respectively, for estimating our 2014 pension costs. Additionally, we will use a discount rate and EROA of 5.10% and 6.99%, respectively, for estimating our 2014 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase our pension expense. Our 2012 and 2011 pension and postretirement costs, including such expenses charged to our discontinued operations, were $72.2 million and $87.3 million, respectively. The Company expects to make pension and postretirement benefit contributions to the plan trusts of $49.3 million, $64.0 million, $68.8 million $67.5 and $62.3 million in 2014, 2015, 2016, 2017 and 2018, respectively. Actual amounts contributed could change significantly from these estimates. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards. As these assumptions change from period to period, recorded pension and postretirement benefit amounts and funding requirements could also change.

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

Service Concession Arrangements

In January 2014, the FASB issued guidance for an operating entity that enters into a service concession arrangement with a public sector grantor who controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide them and at what price. The grantor also controls, through ownership or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The guidance specifies that an operating entity should not account for the service concession arrangement as a lease. The operating entity should refer instead to other accounting guidance to account for the various aspects of the arrangement. The guidance also specifies that the infrastructure used in the arrangement should not be recognized as property, plant and equipment of the operating entity. This update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. This requires the cumulative effect of applying the update to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The update is effective for interim and annual periods beginning January 1, 2015. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We are exposed to risks from changes in interest rates as a result of our issuance of variable and fixed rate debt and commercial paper. We manage our interest rate exposure by limiting our variable rate exposure and by monitoring the effects of market changes in interest rates. We also have the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, forward starting swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2013, a hypothetical increase of interest rates by 1% associated with our short-term borrowings would result in a $6.3 million decrease in our pre-tax earnings.

In July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million. This agreement effectively converted the interest on $100.0 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. We entered into this interest rate swap to mitigate interest cost at the parent company relating to debt that was incurred by our prior owners and was not used in any manner to finance the cash needs of our subsidiaries. For the years ended December 31, 2013 and 2012, the interest rate swap reduced interest expense by $2.0 and $2.4 million, respectively. As the swap interest rates are fixed through April 2014, a hypothetical 1% increase in the interest rates associated with the interest swap agreement would result in a $0.3 million decrease on our pre-tax earnings for the year ended December 31, 2013. This calculation holds all other variables constant and assumes only the discussed changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Water Works Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows, and of changes in stockholders’ equity, present fairly, in all material respects, the financial position of American Water Works Company, Inc. and Subsidiary Companies at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2014

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Property plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,894,326 in 2013 and $3,657,221 in 2012	$12,244,359	$11,584,944
Nonutility property, net of accumulated depreciation of $228,465 in 2013 and $199,467 in 2012	146,803	154,420
Total property, plant and equipment	12,391,162	11,739,364
Current assets
Cash and cash equivalents	26,964	24,433
Restricted funds	28,505	29,756
Accounts receivable	244,568	221,655
Allowance for uncollectible accounts	(33,953)	(26,874)
Unbilled revenues	217,147	180,628
Income taxes receivable	5,778	9,594
Materials and supplies	32,973	29,772
Other	28,408	30,483
Total current assets	550,390	499,447
Regulatory and other long-term assets
Regulatory assets	858,465	1,199,114
Restricted funds	754	10,791
Goodwill	1,207,764	1,207,250
Other	60,998	63,010
Total regulatory and other long-term assets	2,127,981	2,480,165
TOTAL ASSETS	$15,069,533	$14,718,976

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($0.01 par value, 500,000 shares authorized, 178,379 shares outstanding in 2013 and 176,988 in 2012)	$1,784	$1,770
Paid-in-capital	6,261,396	6,222,644
Accumulated deficit	(1,495,698)	(1,664,955)
Accumulated other comprehensive income	(34,635)	(116,191)
Treasury stock	(5,043)	0
Common stockholders' equity	4,727,804	4,443,268
Preferred stock without mandatory redemption requirements	0	1,720
Total stockholders' equity	4,727,804	4,444,988
Long-term debt
Long-term debt	5,212,881	5,190,509
Redeemable preferred stock at redemption value	17,177	18,861
Total capitalization	9,957,862	9,654,358
Current liabilities
Short-term debt	630,307	269,985
Current portion of long-term debt	14,174	115,919
Accounts payable	264,589	279,613
Taxes accrued	32,400	35,555
Interest accrued	52,087	53,810
Other	241,976	239,950
Total current liabilities	1,235,533	994,832
Regulatory and other long-term liabilities
Advances for construction	375,729	379,737
Deferred income taxes	1,822,088	1,545,513
Deferred investment tax credits	26,408	27,909
Regulatory liabilities	373,319	364,181
Accrued pension expense	108,542	461,647
Accrued postretirement benefit expense	88,419	254,147
Other	38,929	40,516
Total regulatory and other long-term liabilities	2,833,434	3,073,650
Contributions in aid of construction	1,042,704	996,136
Commitments and contingencies (See Note 15)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$15,069,533	$14,718,976

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per-share data)

	Years ended December 31,
	2013	2012	2011
Operating revenues	$2,901,858	$2,876,889	$2,666,236
Operating expenses
Operation and maintenance	1,312,724	1,350,040	1,301,794
Depreciation and amortization	407,718	381,503	351,821
General taxes	234,642	221,212	210,478
(Gain) loss on asset dispositions and purchases	925	(839)	(993)
Total operating expenses, net	1,956,009	1,951,916	1,863,100
Operating income	945,849	924,973	803,136
Other income (expenses)
Interest, net	(308,164)	(310,794)	(312,415)
Loss on extinguishment of debt	(40,583)	0	0
Allowance for other funds used during construction	12,639	15,592	13,131
Allowance for borrowed funds used during construction	6,377	7,771	5,923
Amortization of debt expense	(6,603)	(5,358)	(5,055)
Other, net	(4,045)	(926)	(1,040)
Total other income (expenses)	(340,379)	(293,715)	(299,456)
Income from continuing operations before income taxes	605,470	631,258	503,680
Provision for income taxes	236,206	257,008	198,751
Income from continuing operations	369,264	374,250	304,929
Income (loss) from discontinued operations	0	(16,180)	4,684
Net income	$369,264	$358,070	$309,613

Other comprehensive income (loss), net of tax:
Change in employee benefit plan funded status, net of tax of $46,974, $(16,894) and $(19,498), respectively	73,472	(26,425)	(30,497)
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $111, $113 and $112, respectively	174	176	175
Actuarial loss, net of tax of $5,697, $4,668 and $2,879, respectively	8,911	7,301	4,504
Foreign currency translation adjustment	(1,001)	434	(413)
Other comprehensive income (loss)	81,556	(18,514)	(26,231)
Comprehensive income	$450,820	$339,556	$283,382

Basic earnings per share (a)
Income from continuing operations	$2.08	$2.12	$1.74
Income (loss) from discontinued operations	$0.00	$(0.09)	$0.03
Net income	$2.08	$2.03	$1.76
Diluted earnings per share (a)
Income from continuing operations	$2.06	$2.11	$1.73
Income (loss) from discontinued operations	$0.00	$(0.09)	$0.03
Net income	$2.06	$2.01	$1.75
Average common shares outstanding during the period
Basic	177,814	176,445	175,484
Diluted	179,056	177,671	176,531
Dividends per common share	$1.12	$0.98	$1.13

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$369,264	$358,070	$309,613
Adjustments
Depreciation and amortization	407,718	381,503	351,821
Provision for deferred income taxes	250,500	200,440	195,494
Amortization of deferred investment tax credits	(1,501)	(1,518)	(1,542)
Provision for losses on accounts receivable	26,953	26,701	19,952
Allowance for other funds used during construction	(12,639)	(15,592)	(13,131)
(Gain) loss on asset dispositions and purchases	925	(839)	(993)
Pension and non-pension postretirement benefits	78,069	87,289	71,439
Stock-based compensation expense	12,474	11,470	10,008
Other, net	(727)	(1,328)	44,521
Changes in assets and liabilities
Receivables and unbilled revenues	(79,306)	(34,528)	(34,819)
Taxes receivable, including income taxes	3,816	(1,922)	(1,199)
Other current assets	672	(5,223)	(1,305)
Pension and non-pension postretirement benefit contributions	(97,500)	(129,410)	(186,730)
Accounts payable	16,215	(10,572)	37,824
Taxes accrued, including income taxes	(30,182)	48,440	4,274
Interest accrued	(1,723)	(5,647)	(1,417)
Change in book overdraft	(32,120)	34,172	0
Other current liabilities	(14,746)	14,092	4,547
Net cash provided by operating activities	896,162	955,598	808,357
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(980,252)	(928,574)	(924,858)
Acquisitions	(23,658)	(44,560)	(7,220)
Proceeds from sale of assets and securities	918	561,739	9,972
Removal costs from property, plant and equipment retirements, net	(64,727)	(57,101)	(53,134)
Net funds released	14,425	86,140	62,843
Net cash used in investing activities	(1,053,294)	(382,356)	(912,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	404,157	315,430	12,510
Repayment of long-term debt	(493,095)	(471,954)	(70,045)
Proceeds from short-term borrowings with maturities greater than three months	221,000	0	0
Net short-term borrowings (repayments) with maturities less than three months	139,322	(211,064)	303,024
Proceeds from issuances of employee stock plans and DRIP	26,351	27,860	13,866
Advances and contributions for construction, net of refunds of $23,351 in 2013, $17,850 in 2012 and $21,061 in 2011	19,251	31,909	22,298
Change in bank overdraft position	0	(34,812)	(16,862)
Debt issuance costs	(4,503)	(7,393)	(552)
Redemption of preferred stocks	(3,370)	(4,376)	(1,888)
Dividends paid	(149,450)	(213,459)	(157,855)
Other	0	4,843	639
Net cash provided by (used in) financing activities	159,663	(563,016)	105,135
Net increase in cash and cash equivalents	2,531	10,226	1,095
Cash and cash equivalents at beginning of period	24,433	14,207	13,112
Cash and cash equivalents at end of period	$26,964	$24,433	$14,207
Cash paid during the year for:
Interest, net of capitalized amount	$317,826	$329,331	$331,944
Income taxes, net of refunds of $127 in 2013, $766 in 2012 and $812 in 2011	$7,788	$5,352	$14,269
Non-cash investing activity
Capital expenditures acquired on account but unpaid as of year end	$128,902	$159,119	$104,816
Non-cash financing activity
Advances and contributions	$17,590	$12,279	$23,504
Dividends accrued	$49,909	$0	$40,403
Long-term debt	$6,702	$68,746	$0
Long-term debt retired	$(3,565)	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders’ Equity
Balance at December 31, 2010	174,996	$1,750	$6,156,675	$(1,959,235)	$(71,446)	(1)	$(19)	$4,547	$4,132,272
Net income	—	—	—	309,613	—	—	—	—	309,613
Direct stock reinvestment and purchase plan, net of expense of $19	64	1	1,807	—	—	—	—	—	1,808
Employee stock purchase plan	121	1	3,533	—	—	—	—	—	3,534
Stock-based compensation activity	483	5	18,543	(921)	—	1	19	—	17,646
Other comprehensive loss, net of tax of $(16,507)	—	—	—	—	(26,231)	—	—	—	(26,231)
Dividends	—	—	—	(198,258)	—	—	—	—	(198,258)
Balance at December 31, 2011	175,664	$1,757	$6,180,558	$(1,848,801)	$(97,677)	0	$0	$4,547	$4,240,384
Net income	—	—	—	358,070	—	—	—	—	358,070
Direct stock reinvestment and purchase plan, net of expense of $14	60	0	2,092	—	—	—	—	—	2,092
Employee stock purchase plan	87	1	3,306	—	—	31	1,046	—	4,353
Stock-based compensation activity	1,177	12	36,688	(1,168)	—	(31)	(1,046)	—	34,486
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(2,827)	(2,827)
Other comprehensive loss, net of tax of $(12,113)	—	—	—	—	(18,514)	—	—	—	(18,514)
Dividends	—	—	—	(173,056)	—	—	—	—	(173,056)
Balance at December 31, 2012	176,988	$1,770	$6,222,644	$(1,664,955)	$(116,191)	0	$0	$1,720	$4,444,988
Net income	—	—	—	369,264	—	—	—	—	369,264
Direct stock reinvestment and purchase plan, net of expense of $49	53	1	2,122	—	—	—	—	—	2,123
Employee stock purchase plan	111	1	4,554	—	—			—	4,555
Stock-based compensation activity, net of expense of $11	1,227	12	32,076	(648)	—	(132)	(5,043)	—	26,397
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(1,720)	(1,720)
Other comprehensive income, net of tax of $52,782	—	—	—	—	81,556	—	—	—	81,556
Dividends	—	—	—	(199,359)	—	—	—	—	(199,359)
Balance at December 31, 2013	178,379	$1,784	$6,261,396	$(1,495,698)	$(34,635)	(132)	$(5,043)	$0	$4,727,804

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

Property, plant and equipment consist primarily of utility plant. Additions to utility plant and replacements of retirement units of property are capitalized. Costs include material, direct labor and such indirect items as engineering and supervision, payroll taxes and benefits, transportation and an allowance for funds used during construction. The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $303,798 and $155,221 at December 31, 2013 and 2012, respectively. The 2013 increase was primarily due to the implementation of new billing and asset management systems. The cost of repairs; maintenance, including planned major maintenance activities; and minor replacements of property is charged to maintenance expense as incurred.

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

Prior to January 1, 2012, the Company had overdraft protection provided by a revolving credit line with PNC Bank, N.A. Bank overdrafts on these accounts were reported as short-term debt and the change in the overdraft balance was reported as financing activities in the accompanying Consolidated Statements of Cash Flows. The Company did not renew this credit line at December 31, 2011. Accordingly, the Company’s outstanding checks on its cash accounts with PNC Bank, N.A. are classified as of January 1, 2012 and forward as other current liabilities in the accompanying Consolidated Balance Sheets, and changes in those accounts are included in operating activities for 2013 and 2012 in the accompanying Consolidated Statements of Cash Flows.

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

Goodwill

Goodwill is primarily associated with the acquisitions of AWW in 2003 and E’town Corporation in 2001 (the “Acquisitions”) and has been assigned to reporting units based on the fair values at the date of the Acquisitions. The Regulated Businesses segment is a single reporting unit. In the Market-Based Operations segment, the business is comprised of four reporting units for its market-based services. Goodwill is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. Annual impairment reviews are performed in the fourth quarter of the calendar year, in conjunction with the timing of the completion of the Company’s annual strategic business plan.

The Company considers the carrying value of goodwill to be one of its critical accounting estimates. The Company believes the assumptions and other considerations used to value goodwill to be appropriate. However, if experience differs from the assumptions and considerations used in its analysis, the resulting change could have a material adverse impact on the consolidated financial statements.

No impairment charge was recorded in the Company’s continuing operations for the years ended December 31, 2013, 2012 and 2011.

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

The Company considers the fair value of long-lived assets to be one of its critical accounting estimates. The Company believes the assumptions and other considerations used to evaluate the carrying value of long-lived assets are appropriate. However, if actual experience differs from the assumptions and considerations used in its estimates, the resulting change could have a material adverse impact on the consolidated financial statements.

The key variables to determine value include assumptions regarding sales volume, rates, operating costs, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties, since they are forecasting future events. If such assets are considered impaired, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value.

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

Advances for Construction and Contributions in Aid of Construction

Regulated utility subsidiaries may receive advances for construction (“advances”) and contributions in aid of construction (“contributions”) from customers, home builders and real estate developers to fund construction necessary to extend service to new areas.

Advances are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities at December 31, 2013 and 2012 in the accompanying Consolidated Balance Sheets are estimated refunds of $17,308 and $19,698, respectively. Those amounts represent expected refunds during the next 12-month period.

Advances that are no longer refundable are reclassified to contributions.  Contributions are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.

Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. In accordance with applicable regulatory guidelines, some of the Company’s subsidiaries do not amortize contributions, and any contribution received remains on the balance sheet indefinitely. Amortization of contributions in aid of construction was $22,363, $20,979 and $18,327 for the years ended December 31, 2013, 2012 and 2011, respectively.

Recognition of Revenues

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are provided, and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the meter reading associated with the latest customer invoice to the end of the accounting period.

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

Environmental Costs

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $3,300 and $4,400 at December 31, 2013 and 2012, respectively. The accrual relates entirely to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 to 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at December 31, 2013 and 2012 include $8,027 and $8,656, respectively, related to the NOAA agreement.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (“NOL”) or Tax Credit Carryforward Exists

In July 2013, the FASB updated the income tax accounting guidance to resolve diversity in presentation by addressing when an entity should present unrecognized tax benefits on a net basis if there are available NOL or tax credit carryforwards. The update requires an entity to net unrecognized tax benefits against the deferred tax assets for same-jurisdiction NOL or similar tax loss carryforwards or tax credit carryforwards. Gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are required to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application and early adoption are permitted. The Company adopted this guidance effective June 30, 2013. (See Note 13)

Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

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

Service Concession Arrangements

In January 2014, the FASB issued guidance for an operating entity that enters into a service concession arrangement with a public sector grantor who controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide them and at what price. The grantor also controls, through ownership or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The guidance specifies that an operating entity should not account for the service concession arrangement as a lease. The operating entity should refer instead to other accounting guidance to account for the various aspects of the arrangement. The guidance also specifies that the infrastructure used in the arrangement should not be recognized as property, plant and equipment of the operating entity. This update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. This requires the cumulative effect of applying the update to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The update is effective for interim and annual periods beginning January 1, 2015. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation.

Note 3: Acquisitions and Divestitures

Acquisitions

During 2013, the Company closed on 15 acquisitions of various regulated water and wastewater systems for a total aggregate net purchase price of $23,658. Assets acquired (primarily utility plant) totaled $67,403, and liabilities assumed totaled $43,745, including $25,654 of contributions in aid of construction and assumed debt of $12,673. Included in these totals was the Company’s November 14, 2013 acquisition of all of the capital stock of Dale Service Corporation (“Dale”), a regulated wastewater utility company, for a total cash purchase price of $5,090 (net of cash acquired of $6,910), plus assumed liabilities. The Dale acquisition added approximately twenty thousand wastewater customers to the Company’s existing water services footprint in Northern Virginia. The Dale acquisition was accounted for as a business combination; accordingly, operating results from November 14, 2013 were included in the Company’s results of operations. The purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of acquisition. The Company’s regulatory practice has been followed whereby property, plant and equipment (rate base) is considered fair value for business combination purposes. Similarly, regulatory assets and liabilities acquired have been recorded at book value and are subject to regulatory approval where applicable. The acquired debt has been valued in a manner consistent with the Company’s Level 3 pre-acquisition debt. (See Note 17)  Non-cash assets acquired in the Dale acquisition (primarily utility plant) totaled $40,999; liabilities assumed totaled $35,909, including debt assumed of $12,570 and contributions of $19,163. The pro forma impact of this acquisition would not have been material to the Company’s results of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

During 2012, the Company closed on 10 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $44,560. Included in this total was the Company’s May 1, 2012 acquisition of all of the capital stock of Aqua New York, Inc. for a total cash purchase price of $36,688 plus assumed liabilities. Assets acquired in the Aqua New York acquisition totaled $102,727, including $59,139 of plant, $27,400 of regulatory assets, and $12,181 of goodwill; liabilities assumed totaled $66,039, including long-term debt of $25,215, $11,885 of regulatory liabilities, $15,424 of deferred taxes, $1,708 of other liabilities, $1,060 of contributions in aid of construction and $9,710 of pension and postretirement welfare liabilities. Assets acquired (primarily utility plant) in the other nine acquisitions during 2012 totaled $12,514; liabilities assumed totaled $4,642.

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

Divestitures

In January 2012, the Company completed the sale of its Arizona and New Mexico subsidiaries. After post-close adjustments, net proceeds from the sale totaled $458,860, and the Company recorded a pretax loss on sale of $2,198.

In May 2012, the Company completed the sale of its Ohio subsidiary. After post-close adjustments, net proceeds from the sale totaled $102,154, and the Company recorded a pretax loss on sale of $4,095.

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

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Years Ended December31,
	2013	2012	2011

Operating revenues	$0	$19,377	$173,447
Total operating expenses, net	0	27,630	147,012
Operating income (loss)	0	(8,253)	26,435
Other income (expense), net	0	(168)	(270)
Income (loss) from discontinued operations before tax	0	(8,421)	26,165
Provision for income taxes	0	7,759	21,481
Income (loss) from discontinued operations, net of tax	$0	$(16,180)	$4,684

The provision for income taxes  of discontinued operations includes the recognition of tax expense related to the difference between the tax basis and book basis of assets upon the sales of the Arizona, New Mexico and Ohio that resulted in taxable gains, since an election was made under Section 338(h)(10) of the Internal Revenue Code to treat the sales as asset sales.

There were no assets or liabilities of discontinued operations in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012.

Note 4: Utility Plant

The components of utility plant by category at December 31 are as follows:

	Range of Remaining Useful Lives	2013	2012
Water plant
Land and other non-depreciable assets		$132,295	$129,953
Sources of supply	11 to 127 Years	659,249	623,015
Treatment and pumping facilities	3 to 101 Years	3,006,140	2,944,178
Transmission and distribution facilities	9 to 116 Years	7,489,208	7,033,958
Services, meters and fire hydrants	9 to 93 Years	2,898,293	2,729,679
General structures and equipment	3 to 112 Years	995,186	865,992
Wastewater plant	2 to 115 Years	683,112	565,894
Construction work in progress		275,202	349,496
		16,138,685	15,242,165
Less accumulated depreciation		3,894,326	3,657,221
		$12,244,359	$11,584,944

Utility plant depreciation expense of continuing operations amounted to $337,653 in 2013, $314,639 in 2012 and $268,987 in 2011. The Company’s regulated utility subsidiaries record depreciation in conformity with amounts approved by state regulators after regulatory review of information the Company submits to support its estimates of the assets’ remaining useful lives.

The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.94% in 2013 and 2012 and 2.68% in 2011.

Note 5: Allowance for Uncollectible Accounts

The following table summarizes the changes in the Company’s allowances for uncollectible accounts:

	2013	2012	2011
Balance at January 1	$(26,874)	$(18,905)	$(21,128)
Amounts charged to expense	(26,953)	(26,701)	(19,952)
Amounts written off	23,914	22,607	24,741
Recoveries of amounts written off	(4,040)	(3,875)	(2,566)
Balance at December 31	$(33,953)	$(26,874)	$(18,905)

Note 6: Regulatory Assets and Liabilities

The regulatory assets represent costs that are expected to be fully recovered from customers in future rates. Except for income taxes, regulatory assets are excluded from the Company’s rate base and generally do not earn a return. The components of regulatory assets at December 31 are as follows:

	2013	2012
Income taxes recoverable through rates	$242,902	$242,653
Debt and preferred stock expense	72,349	73,474
Deferred pension expense	109,799	326,578
Deferred other postretirement benefit expense	3,653	167,414
Deferred security costs	139	2,240
Deferred business services project expense	7,763	8,226
Deferred tank painting costs	33,519	31,526
Deferred rate case expense	9,407	11,614
Purchase premium recoverable through rates	60,787	60,241
Environmental remediation recoverable through rates	8,027	8,656
Coastal water project costs	16,826	21,175
San Clemente Dam project costs	44,404	31,403
Removal costs recoverable through rates	126,771	98,541
Other	122,119	115,373
	$858,465	$1,199,114

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

Pension expense in excess of the amount contributed to the pension plans is deferred by certain subsidiaries. These costs will be recovered in future service rates as contributions are made to the pension plan. The Company also has regulatory assets of $90,380 and $294,136 at December 31, 2013 and 2012, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

Postretirement benefit expense in excess of the amount recovered in rates through 1997 has been deferred by certain subsidiaries. These costs are recognized in the rates charged for water service and will be recovered as authorized by the Company’s regulatory authorities. The Company also has regulatory assets of $3,113 and $166,379 at December 31, 2013 and 2012, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

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

Coastal water project costs include preliminary costs associated with the studying, testing and design of alternatives to help solve water supply shortages in Monterey, California. Coastal water project costs incurred through December 31, 2010 have been reviewed and approved for recovery through a surcharge. Costs deferred during 2013, 2012 and 2011 totaled $1,299, $1,987 and $2,528, respectively. The Company believes it is probable that the costs incurred since the last rate review will also be recoverable.

San Clemente Dam project costs represent costs incurred and deferred by the Company’s California subsidiary pursuant to its efforts to investigate alternatives to strengthen or remove the dam due to potential earthquake and flood safety concerns. In June 2012, the California Public Utility Commission (“CPUC”) issued a decision authorizing implementation of a project to reroute the Carmel River and remove the San Clemente Dam. The project includes the Company’s California subsidiary, the California State Conservancy and the National Marine Fisheries Services. Under the order’s terms, the CPUC has authorized recovery of all previous pre-construction costs incurred by the Company’s subsidiary, and has authorized additional expenditures to be capped at $49,000 for the reroute and dam removal efforts and $2,500 for estimated interim dam safety measures. All pre-construction costs, totaling $24,303, are to be recovered via a surcharge over a 20-year period beginning October 2012; surcharge collections in 2013 and 2012 totaled $3,753 and $894, respectively. Costs deferred in addition to the pre-construction costs totaled $12,394 and $7,994 as of December 31, 2013 and 2012, respectively.

Other regulatory assets include certain deferred employee benefit costs as well as various regulatory balancing accounts which are deferred because the amounts are being recovered in rates or are probable of recovery through rates in future periods.

The components of regulatory liabilities at December 31 are as follows:

	2013	2012

Removal costs recovered through rates	$301,537	$285,901
Other	71,782	78,280
	$373,319	$364,181

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

Note 7: Goodwill

The Company’s annual impairment reviews are performed as of November 30 of each year, in conjunction with the completion of the Company’s annual strategic business plan. At November 30, 2013, the Company’s goodwill was $1,207,741. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

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

The Company completed a quantitative fair value measurement of its reporting units when performing its goodwill impairment analysis on November 30, 2011. As of the 2011 testing date, a quantitative assessment was made and implied that the fair value of the Company’s reporting units was well in excess of their carrying amount and no impairment was required.

The Company decided to adopt the new guidance for its 2012 annual test and applied the qualitative test (“step 0” or “step 0 test”) to its reporting units for the annual impairment test performed as of November 30, 2012.  No impairment measurement was deemed required.

In the current-year qualitative step 0 test at November 30, 2013, after assessing various events and circumstances that would affect the estimated fair value of the reporting units in its base line November 30, 2011 quantitative test, the Company has determined that it is not required to calculate the fair value of its reporting units at November 30, 2013. The Company has determined that it is more likely than not that its reporting unit fair values are greater than the reporting unit carrying values and no impairment is necessary.

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

The change in the Company’s goodwill assets, as allocated between the reporting units is as follows:

	Regulated Unit		Market-Based Units		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Net

Balance at January 1, 2012	$3,399,368	$(2,332,670)	$235,990	$(107,619)	$3,635,358	$(2,440,289)	$1,195,069
Goodwill from acquisitions	12,181	0	0	0	12,181	0	12,181
Balance at December 31, 2012	$3,411,549	$(2,332,670)	$235,990	$(107,619)	$3,647,539	$(2,440,289)	$1,207,250

Goodwill from acquisitions	428	0	0	0	428	0	428
Reclassifications and other activity	86	0	0	0	86	0	86
Balance at December 31, 2013	$3,412,063	$(2,332,670)	$235,990	$(107,619)	$3,648,053	$(2,440,289)	$1,207,764

Note 8: Stockholders’ Equity

Common Stock

Under American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”), stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2013, there were 4,655 shares available for future issuance under the DRIP. The following table summarizes information regarding issuances under the DRIP for the years ended December 31, 2013 and 2012:

	2013	2012
Shares of common stock issued	53	60
Cash proceeds received	$2,171	$2,106

Cash dividend payments made during 2013 and 2012 were as follows:

	2013	2012
Dividends per share, three months ended:
March 31	$0.00	$0.23
June 30	0.28	0.23
September 30	0.28	0.25
December 31	0.28	0.50
Total dividends paid, three months ended:
March 31	$0	$40,414
June 30	49,744	40,529
September 30	49,810	44,080
December 31	49,896	88,436

On December 13, 2013, the Company declared a quarterly cash dividend of $0.28 per share, payable on March 3, 2014 to all shareholders of record as of February 3, 2014. As of December 31, 2013, the Company had accrued dividends totaling $49,909 included in other current liabilities on the accompanying Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax:

	Defined Benefit Plans				Total
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2012	$(116,758)	$363	$14,938	$3,780	$(97,677)
Other comprehensive income (loss) before reclassifications	(26,425)	0	0	434	(25,991)
Amounts reclassified from accumulated other comprehensive income	0	176	7,301	0	7,477
Other comprehensive income (loss) for the period	(26,425)	176	7,301	434	(18,514)
Ending balance at December 31, 2012	$(143,183)	$539	$22,239	$4,214	$(116,191)
Other comprehensive income (loss) before reclassifications	73,472	0	0	(1,001)	72,471
Amounts reclassified from accumulated other comprehensive income	0	174	8,911	0	9,085
Other comprehensive income (loss) for the period	73,472	174	8,911	(1,001)	81,556
Ending balance at December 31, 2013	$(69,711)	$713	$31,150	$3,213	$(34,635)

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). The total aggregate number of shares of common stock that may be issued under the Plan is 15,500. As of December 31, 2013, a total of 9,612 shares are available for grant under the Plan. Shares issued under the Plan may be authorized-but-unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Stock options	$3,170	$3,282	$3,182
Restricted stock units	8,718	7,658	6,340
Employee stock purchase plan	586	530	486
Stock-based compensation in operation and maintenance expense	12,474	11,470	10,008
Income tax benefit	(4,865)	(4,473)	(3,903)
After-tax stock-based compensation expense	$7,609	$6,997	$6,105

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2013, 2012 and 2011.

The cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock options and restricted stock unit awards at the date of the grant is amortized through expense over the three-year service period. All awards granted in 2013, 2012 and 2011 are classified as equity.

The Company receives a tax deduction based on the intrinsic value of the award at the exercise date for stock options and the distribution date for restricted stock units. For each award, throughout the requisite service period, the Company recognizes the tax benefits, which have been included in deferred tax assets, related to compensation costs. The tax deductions in excess of the benefits recorded throughout the requisite service period are recorded to shareholders’ equity or the income statement and are included in the financing section of the statement of cash flows.

The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the period and adjusted as necessary.

Stock Options

In 2013, 2012 and 2011, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning on January 1 of the year of grant. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model for grants and the resulting weighted-average grant date fair value per share of stock options granted in the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Dividend yield	2.52%	2.70%	3.25%
Expected volatility	23.50%	28.35%	29.32%
Risk-free interest rate	0.70%	0.78%	1.93%
Expected life (years)	4.3	4.4	4.4
Exercise price	$39.60	$34.14	$27.08
Grant date fair value per share	$5.78	$6.11	$5.14

The Company utilized the “simplified method” to determine the expected stock option life due to insufficient historical experience to estimate the exercise patterns of the stock options granted. The Company began granting stock options at the time of its initial public offering in April 2008. Expected volatility is based on a weighted average of historic volatilities of traded common stock of peer companies (regulated water companies) over the expected term of the stock options and historic volatilities of the Company’s common stock during the period it has been publicly traded. The dividend yield is based on the Company’s expected dividend payments and the stock price on the date of grant. The risk-free interest rate is the market yield on U.S. Treasury strips with maturities similar to the expected term of the stock options. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options vest over periods ranging from one to three years and expire seven years from the effective date of the grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The value of stock options at the date of the grant is amortized through expense over the requisite service period using the straight-line method. As of December 31, 2013, $2,226 of total unrecognized compensation cost related to nonvested stock options is expected to be recognized over the remaining weighted-average period of 1.4 years. The total grant date fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $3,512, $3,219, and $4,578, respectively.

The table below summarizes stock option activity for the year ended December 31, 2013:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January1, 2013	2,635	$25.77
Granted	348	39.60
Forfeited or expired	(68)	33.69
Exercised	(860)	23.49
Options outstanding at December 31, 2013	2,055	$28.80	4.0	$27,660
Exercisable at December 31, 2013	1,187	$24.48	3.1	$21,098

The following table summarizes additional information regarding stock options exercised during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Intrinsic value	$15,102	$14,515	$3,026
Exercise proceeds	20,211	22,112	8,991
Income tax benefit	4,383	4,017	511

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

In 2013, 2012 and 2011, the Company granted restricted stock units, both with and without performance conditions to certain employees under the Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1 of the year of the grant and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1 of the year of grant (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period.

During 2013, 2012 and 2011, the Company granted restricted stock units to non-employee directors under the Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (a) 15 months after grant date or (b) the participant’s separation from service. Because these restricted stock units vested on grant date, the total grant date fair value was recorded in operation and maintenance expense included in the expense table above on the grant date.

Restricted stock units generally vest over periods ranging from one to three years. Restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. Restricted stock units granted with market conditions are valued using a Monte Carlo model. Expected volatility is based on historical volatilities of traded common stock of the Company and comparative companies using daily stock prices over the past three years. The expected term is three years and the risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date. The following table presents the weighted-average assumptions used in the Monte Carlo simulation and the weighted-average grant date fair values of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected volatility	19.37%	22.47%	29.50%
Risk-free interest rate	0.40%	0.43%	1.24%
Expected life (years)	3	3	3
Grant date fair value per share	$40.13	$37.40	$29.95

The grant date fair value of restricted stock awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of December 31, 2013, $4,877 of total unrecognized compensation cost related to the nonvested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.4 years. The total grant date fair value of restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was $8,891, $4,191 and $2,040, respectively.

The table below summarizes restricted stock unit activity for the year ended December 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2013	540	$29.48
Granted	405	34.06
Vested	(364)	24.41
Forfeited	(23)	37.51
Cancelled	(19)	21.98
Non-vested total at December 31, 2013	539	$36.27

The following table summarizes additional information regarding restricted stock units distributed during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Intrinsic value	$13,983	$6,159	$2,068
Income tax benefit	2,049	799	99

If dividends are paid with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $648, $1,168 and $921 to retained earnings during the years ended December 31, 2013, 2012 and 2011, respectively.

Employee Stock Purchase Plan

Under the Company’s Nonqualified Employee Stock Purchase Plan (“ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of December 31, 2013 there were 1,363 shares of common stock reserved for issuance under the ESPP. The Company’s ESPP is considered compensatory. During the years ended December 31, 2013, 2012 and 2011, the Company issued 111, 118 and 121 shares, respectively, under the ESPP.

Note 9: Preferred Stock Without Mandatory Redemption Requirements

Certain preferred stock agreements do not require annual sinking fund payments or redemption except at the option of the subsidiaries. The Company had preferred stock yielding 4.50% totaling $1,720 outstanding at December 31, 2012.  The Company elected to redeem that amount during 2013, accordingly none were outstanding at December 31, 2013.

The Company reflects its subsidiaries’ preferred stock without mandatory redemption requirements, which represents the Company’s noncontrolling interest, in the total stockholders’ equity section of the accompanying Consolidated Balance Sheets. The dividends on these preferred shares have not been reflected as income attributable to noncontrolling interest in the Consolidated Statements of Operations and Comprehensive Income as the total amount of these dividends is not considered material. The dividends issued were $19 for 2013, $153 for 2012 and $224 for 2011. The amounts have been included as a component of other income (expenses) in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Note 10: Long-Term Debt

The Company primarily incurs long-term debt to fund capital expenditures of the regulated subsidiaries. The components of long-term at December 31 are:

	Rate	Weighted Average Rate	Maturity Date	2013	2012
Long-term debt of American Water Capital Corp. (“AWCC”)(a)
Private activity bonds and government funded debt
Fixed rate	2.30%-6.75%	5.63%	2018-2040	$330,732	$322,610
Senior notes
Fixed rate	3.85%-8.27%	5.69%	2016-2042	3,312,761	3,389,399
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate (b)	0.00%-6.20%	4.68%	2014-2041	863,716	865,969
Mortgage bonds
Fixed rate	4.29%-9.71%	7.41%	2015-2039	676,500	678,500
Mandatorily redeemable preferred stock	8.47%-9.75%	8.60%	2019-2036	18,902	20,552
Notes payable and other(c)	12.17%	12.17%	2026	913	1,272
Long-term debt				5,203,524	5,278,302
Unamortized debt, net(d)				35,984	39,272
Fair value adjustment to interest rate hedge				4,724	7,715
Total long-term debt				$5,244,232	$5,325,289

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)

Includes at December 31, 2013 $11,920 of variable rate debt with variable-to-fixed rate interest swaps paying between 3.93% and 4.72% per annum. This debt was assumed via acquisitions in 2013 (see below).

(c)	Includes capital lease obligations of $913 and $1,049 at December 31, 2013 and 2012, respectively.
(d)	Primarily fair value adjustments previously recognized in acquisition purchase accounting.

All $676,500 of the subsidiaries’ mortgage bonds and $790,817 of the $863,716 total subsidiaries’ private activity bonds and government funded debt are collateralized by utility plant.

Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets. Certain long term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2013 was 0.55 to 1.00. In addition, the Company has $1,282,387 of notes which include the right to redeem the notes at par in whole or in part from time to time subject to certain restrictions.

The future sinking fund payments and maturities are as follows:

Year	Amount
2014	$14,174
2015	60,655
2016	52,901
2017	572,314
2018	473,648
Thereafter	$4,029,832

The following long-term debt was issued in 2013:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes—fixed rate	3.85%	2024	$400,000
American Water Capital Corp. (1)	Private activity bonds and government funded debt—fixed rate	2.30%-2.90%	2021-2030	8,122
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	1.59-2.41%	2031-2033	2,737
Total issuances				$410,859

(1)

Included in the issuance amounts for AWCC private activity bonds and government funded debt above was $6,702, which was initially kept in Trust pending the Company’s certification that it has incurred qualifying capital expenditures. These issuances have been presented as non-cash in the accompanying Consolidated Statements of Cash Flows. Subsequent releases of all or a lesser portion of these funds by the applicable Trust are reflected as the release of restricted funds and are included in investing activities in the accompanying Consolidated Statements of Cash Flows.

The Company incurred debt issuance costs of $3,377 related to the above issuances. The Company also assumed debt of $12,673 via acquisitions during 2013.

The following long-term debt was retired through optional redemption or payment at maturity during 2013:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp. (2)	Senior notes—fixed rate	5.39%-10.00%	2013-2017	$476,638
Other subsidiaries(3)	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	2013-2041	17,663
Other subsidiaries	Mortgage bonds—fixed rate	6.59%	2013	2,000
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%-9.18%	2031-2036	1,650
Other	Notes payable and other			359
Total retirements and redemptions				$498,310

(2)

In September 2013, the Company announced a tender offer for its 6.085% Senior Notes due 2017 (the “Notes”). The offer was contingent upon the satisfaction of certain conditions, which were satisfied during the fourth quarter of 2013. At that time, the Company repurchased $225,800 in aggregate principal amount of Notes that were validly tendered. The Company paid $271,798 to effect the tender, which, in addition to the principal, included $6,603 of accrued interest, a repurchase premium of $39,395, write-off of unamortized debt issuance costs of $525 and transaction fees of $663. The sum of the repurchase premium, the debt issuance amortization and transaction fees equaled the loss on debt extinguishment of $40,583, which is disclosed separately on the accompanying Consolidated Statement of Operations.

(3)	Includes $3,565 of non-cash defeasance via the use of restricted funds.

Interest, net includes interest income of approximately $11,753, $12,652 and $10,942 in 2013, 2012 and 2011, respectively.

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

The Company has an interest-rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company pays variable interest of six-month LIBOR plus 3.422%. The swap is accounted for as a fair-value hedge and matures with the fixed-rate debt in 2017. The following table provides a summary of the derivative fair value balance recorded by the Company as of December 31, 2013 and 2012 and the line item in the Consolidated Balance Sheet in which such amount is recorded:

Balance sheet classification	2013	2012
Regulatory and other long-term assets
Other	$4,776	$7,909
Long-term debt
Long-term debt	4,724	7,715

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense for the years ended December 31 as follows:

Income Statement Classification	2013	2012	2011
Interest, net
Gain (loss) on swap	$(3,133)	$2,085	$6,722
(Loss) gain on borrowing	2,991	(1,604)	(6,455)
Hedge ineffectiveness	(142)	481	267

Note 11: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $630,307 (net of discount of $193) and $269,985 (net of discount of $15) at December 31, 2013 and 2012, respectively. Included in the 2013 balance was $221,000 of borrowings with maturities greater than three months, all of which will mature during the first quarter of 2014.

On September 9, 2013, AWCC and its lenders agreed to increase total commitments under AWCC’s revolving credit facility from $1,000,000 to $1,250,000. In addition, $1,180,000 of the credit facility was extended from its original termination date of October 2017 to October 2018. Other terms and conditions of the existing facility remained unchanged. The Company incurred $1,126 of issuance costs in connection with the increased lending commitments; these costs will be amortized over the remaining extended life of the credit facility.

At the same time, the Company also announced an increase in the maximum borrowing capability of its commercial paper program from $700,000 to $1,000,000.

AWCC had the following available capacity under its commercial paper program at December 31:

	2013	2012
Commercial paper program	$1,000,000	$700,000
Commercial paper program available capacity	369,500	430,000

At December 31, AWCC had the following sub-limits and available capacity under each applicable credit facility:

	2013	2012
Letter of credit sublimit	$150,000	$150,000
Letter of credit available capacity	108,215	117,137
At December 31, 2013, the Company had $41,785 of outstanding letters of credit, all of which were issued under the revolving credit facility noted above.  At December 31, 2012, the Company had $34,148 of outstanding letters of credit, $32,863 of which was issued under the revolving credit facility noted above.

The following table presents the short-term borrowing activity for AWCC for the years ended December 31, 2013 and 2012:

	2013	2012
Average borrowings	$432,064	$277,952
Maximum borrowings outstanding	1,129,250	534,700
Weighted average interest rates, computed on a daily basis	0.37%	0.49%
Weighted average interest rates, at December 31	0.36%	0.46%

The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2013 was 0.55 to 1.00.

None of the Company’s borrowings are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under the Company’s credit facility.

As part of the normal course of business, the Company routinely enters contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit the Company and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if the Company is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on the Company’s net position with the counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the Company’s situation at the time of the demand. If the Company can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient. The Company does not expect to post any collateral which will have a material adverse impact on the Company’s results of operations, financial position or cash flows.

Note 12: General Taxes

Components of general tax expense from continuing operations for the years ended December 31 are as follows:

	2013	2012	2011
Gross receipts and franchise	$96,044	$92,612	$90,674
Property and capital stock	94,448	84,513	77,330
Payroll	31,375	32,724	31,705
Other general	12,775	11,363	10,769
	$234,642	$221,212	$210,478

Note 13: Income Taxes

Components of income tax expense from continuing operations for the years ended December 31 are as follows:

	2013	2012	2011
State income taxes:
Current	$7,202	$26,604	$(7,440)
Deferred
Current	(405)	(280)	(171)
Non-current	26,821	24,256	44,576
	$33,618	$50,580	$36,965
Federal income taxes:
Current	$(19,995)	$31,482	$12,239
Deferred
Current	(1,324)	(2,031)	(314)
Non-current	225,408	178,495	151,403
Amortization of deferred investment tax credits	(1,501)	(1,518)	(1,542)
	202,588	206,428	161,786
	$236,206	$257,008	$198,751

A reconciliation of income tax expense from continuing operations at the statutory federal income tax rate to actual income tax expense for the years ended December 31 is as follows:

	2013	2012	2011
Income tax at statutory rate	$211,914	$220,940	$176,288
Increases (decreases) resulting from:
State taxes, net of federal taxes	21,852	32,877	24,027
Change in valuation allowance	(455)	143	(160)
Flow through differences	3,217	3,032	2,895
Amortization of deferred investment tax credits	(1,501)	(1,518)	(1,542)
Subsidiary preferred dividends	584	634	668
Other, net	595	900	(3,425)
Actual income tax expense	$236,206	$257,008	$198,751

The following table provides the components of the net deferred tax liability from continuing operations at December 31:

	2013	2012
Deferred tax assets:
Advances and contributions	$510,122	$485,815
Deferred investment tax credits	10,027	10,610
Other postretirement benefits	107,773	100,301
Tax losses and credits	265,640	229,423
Pension benefits	122,143	113,919
Unamortized debt discount, net	20,249	21,711
Other	23,888	22,835
	1,059,842	984,614
Valuation allowance	(13,555)	(19,520)
	$1,046,287	$965,094
Deferred tax liabilities:
Utility plant, principally due to depreciation differences	$2,478,617	$2,168,680
Income taxes recoverable through rates	81,135	82,400
Deferred security costs	58	921
Deferred business services project expenses	4,584	4,580
Deferred other postretirement benefits	65,071	57,895
Deferred pension benefits	169,336	102,847
Other	69,574	93,284
	2,868,375	2,510,607
	$(1,822,088)	$(1,545,513)

At December 31, 2013 and 2012, the Company recorded federal net operating loss (“NOL”) carryforwards of $1,182,075 and $1,047,786, respectively. The 2013 balance includes $16,484 of windfall tax benefits on stock-based compensation that will not be recorded to equity until the benefit is realized. The Company believes the federal NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company evaluated its ability to fully utilize the existing federal NOL carryforwards in light of the RWE divestiture in November 2009. Under Internal Revenue Code (“I.R.C.”) Section 382, an ownership change occurs if there is a greater than fifty percent (50%) change in equity ownership of a company over a three-year period determined by reference to the ownership of persons holding five percent (5%) or more of that company’s equity securities. If a company undergoes an ownership change as defined by I.R.C. Section 382, the company’s ability to utilize its pre-change NOL carryforwards to offset post-change income may be limited.

The Company believes that the limitation imposed by I.R.C. Section 382 generally should not preclude use of its federal NOL carryforwards, assuming the Company has sufficient taxable income in future carryforward periods to utilize those NOL carryforwards. The Company’s federal NOL carryforwards do not begin expiring until 2028.

At December 31, 2013 and 2012, the Company had state NOLs of $628,049 and $663,429, respectively, a portion of which are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards will expire between 2014 and 2033.

At December 31, 2013 and 2012, the Company had Canadian NOL carryforwards of $6,323 and $5,703, respectively. The majority of these carryforwards are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The Canadian NOL carryforwards will expire between 2014 and 2033.

The Company had capital loss carryforwards for federal income tax purposes of $3,844 and $4,357 at December 31, 2013 and 2012, respectively. The Company has recognized a full valuation allowance for the capital loss carryforwards because the Company does not believe these losses are more likely than not to be recovered.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S income tax examinations by tax authorities for years before 2007.

The Company has state income tax examinations in progress and does not expect material adjustments to result.

The Patient Protection and Affordable Care Act (the “PPACA”) became law on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010 became law on March 30, 2010, which makes various amendments to certain aspects of the PPACA (together, the “Acts”). The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. The Acts effectively make the subsidy payments taxable in tax years beginning after December 31, 2012 and as a result, the Company followed its original accounting for the underfunded status of the other postretirement benefits for the Medicare Part D adjustment and recorded a reduction in deferred tax assets and an increase in its regulatory assets amounting to $6,241 and $6,432 at December 31, 2013 and 2012, respectively.

The following table summarizes the changes in the Company’s gross liability, excluding interest and penalties, for unrecognized tax benefits:

Balance at January 1, 2012	$158,578
Increases in current period tax positions	40,620
Decreases in prior period measurement of tax positions	(18,205)
Balance at December 31, 2012	$180,993
Increases in current period tax positions	27,229
Decreases in prior period measurement of tax positions	(30,275)
Balance at December 31, 2013	$177,947

During the second quarter of 2013, the Company adopted updated income tax guidance, and as a result, reclassified as of December 31, 2012 $74,360 of unrecognized tax benefit from other long-term liabilities to deferred income taxes to conform to the current presentation in the accompanying Consolidated Balance Sheets. The total balance in the table above does not include interest and penalties of $242 and $260 as of December 31, 2013 and 2012, respectively, which is recorded as a component of income tax expense. The majority of the increased tax position is attributable to temporary differences. The increase in 2013 current period tax positions related primarily to the Company’s change in tax accounting method filed in 2008 for repair and maintenance costs on its utility assets. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. If the Company sustains all of its positions at December 31, 2013 and 2012, an unrecognized tax benefit of $7,439 and $7,532, respectively, excluding interest and penalties, would impact the Company’s effective tax rate.

The following table summarizes the changes in the Company’s valuation allowance:

Balance at January 1, 2011	$23,788
Increases in current period tax positions	1,525
Decreases in current period tax positions	(3,734)
Balance at December 31, 2011	$21,579
Increases in current period tax positions	0
Decreases in current period tax positions	(2,059)
Balance at December 31, 2012	$19,520
Increases in current period tax positions	0
Decreases in current period tax positions	(5,965)
Balance at December 31, 2013	$13,555

Included in 2013 is a discrete tax benefit totaling $2,979 associated with an entity re-organization within the Company’s Market-Based segment that allowed for the utilization of state net operating loss carryforwards and the release of an associated valuation allowance.

Note 14: Employee Benefits

Pension and Other Postretirement Benefits

The Company maintains noncontributory defined benefit pension plans covering eligible employees of its regulated utility and shared services operations. Benefits under the plans are based on the employee’s years of service and compensation. The pension plans have been closed for all employees. The pension plans were closed for most employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001 had their accrued benefit frozen and will be able to receive this benefit as a lump sum upon termination or retirement. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 are provided with a 5.25% of base pay defined contribution plan. The Company does not participate in a multiemployer plan.

The Company’s pension funding practice is to contribute at least the greater of the minimum amount required by the Employee Retirement Income Security Act of 1974 or the normal cost.  Further, the Company will consider additional contributions if needed to avoid “at risk” status and benefit restrictions under the Pension Protection Act of 2006. The Company may also consider increased contributions, based on other financial requirements and the plans’ funded position. Pension plan assets are invested in a number of actively managed and indexed investments including equity and bond mutual funds, fixed income securities, guaranteed interest contracts with insurance companies and real estate investment trusts (“REITs”).

Pension expense in excess of the amount contributed to the pension plans is deferred by certain regulated subsidiaries pending future recovery in rates charged for utility services as contributions are made to the plans. (See Note 6)

The Company also has unfunded noncontributory supplemental non-qualified pension plans that provide additional retirement benefits to certain employees.

The Company maintains other postretirement benefit plans providing varying levels of medical and life insurance to eligible retirees. The retiree welfare plans are closed for union employees hired on or after January 1, 2006. The plans had previously closed for non-union employees hired on or after January 1, 2002.

The Company’s policy is to fund other postretirement benefit costs for rate-making purposes.  Assets of the plans are invested in equity mutual funds, bond mutual funds and fixed income securities.

The obligations of the plans are dominated by obligations for active employees. Because the timing of expected benefit payments is so far in the future, the investment strategy is to allocate a significant percentage of assets to equities, which the Company believes will provide the highest return over the long-term period. The fixed income assets are invested in long duration debt securities and may be invested in fixed income instruments, such as futures and options, in order to better match the duration of the plan liability.

The Company periodically conducts asset liability studies to ensure the investment strategies are aligned with the profile of the plans’ obligations.

None of the Company’s securities are included in pension or other postretirement benefit plan assets.

The Company uses fair value for all classes of assets in the calculation of market-related value of plan assets by applying the fair value of the asset classes at the balance sheet date times the projected returns for that asset class.

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted-average credit rating of A or better by Standard & Poor’s.

The investment policies' objectives are focused on reducing the volatility of the plans’ funding status over a long term horizon.

The fair values and asset allocations of pension plan assets at December 31, 2013, by asset category, follow:

Asset Category	Target Allocation 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2013
Cash	—	$12,844	$12,844	$—	$—	—
Equity securities:
U.S. large cap	24%	455,068	455,068	—	—	33%
U.S. small cap value	8%	139,571	139,571	—	—	10%
International	20%	295,226	615	294,611	—	21%
Fixed income securities:	40%					35%
U.S. Treasury and government bonds	—	81,200	76,222	4,978	—	—
Corporate bonds	—	209,500	—	209,500	—	—
Mortgage-backed securities	—	116,956	—	116,956	—	—
Long duration bond fund	—	5,177	5,177	—	—	—
Guaranteed annuity contracts	—	52,772	—	8,947	43,825	—
Real estate	6%	—	—	—	—	—
REITs	2%	15,307	—	15,307	—	1%
Total	100%	$1,383,621	$689,497	$650,299	$43,825	100%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) where transfers in (out) represent assets sold and benefit payments made during the year:

Level 3
Balance, January 1, 2013	$173,625
Actual return on assets	10,384
Transfers in (out)	(140,184)
Balance, December 31, 2013	$43,825

The fair values and asset allocations of pension plan assets at December 31, 2012, by asset category, follow:

Asset Category	Target Allocation 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2012
Cash	—	$9,107	$9,107	$—	$—	—
Equity securities:
U.S. large cap	29%	411,805	411,805	—	—	36%
U.S. small cap value	8%	139,389	139,389	—	—	12%
International	20%	255,126	—	128,953	126,173	22%
Fixed income securities:	35%					30%
U.S. Treasury and government bonds	—	62,311	60,558	1,753	—	—
Corporate bonds	—	73,254	—	73,254	—	—
Mortgage-backed securities	—	144,100	—	144,100	—	—
Long duration bond fund	—	5,690	5,690	—	—	—
Guaranteed annuity contracts	—	56,915	—	9,463	47,452	—
REITs	8%	—	—	—	—	—
Total	100%	$1,157,697	$626,549	$357,523	$173,625	100%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) where transfers in (out) represent benefit payments made during the year:

Level 3
Balance, January 1, 2012	$148,574
Actual return on assets	28,420
Transfers in (out)	(3,369)
Balance, December 31, 2012	$173,625

The Company’s other postretirement benefit plans are partially funded and the assets are held under various trusts. The investments and risk mitigation strategies for the plans are tailored specifically for each trust. In setting new strategic asset mixes, consideration is given to the likelihood that the selected asset allocation will effectively fund the projected plan liabilities and the risk tolerance of the Company. The Company periodically updates the long-term, strategic asset allocations and uses various analytics to determine the optimal asset allocation.  Considerations include plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns.

In June 2012, the Company implemented a de-risking strategy for the medical bargaining trust within the plan to minimize volatility. As part of the de-risking strategy, the Company revised the asset allocations to increase the matching characteristics of assets relative to liabilities. The initial de-risking asset allocation for the plan was 60% return-generating assets and 40% liability-driven assets. The investment strategies and policies for the plan reflect a balance of liability driven and return-generating considerations. The objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset—liability matching, asset diversification and hedging. The fixed income target asset allocation matches the bond-like and long-dated nature of the postretirement liabilities. Assets are broadly diversified within asset classes to achieve risk-adjusted returns that in total lower asset volatility relative to the liabilities. The Company assesses the investment strategy regularly to ensure actual allocations are in line with target allocations as appropriate. Strategies to address the goal of ensuring sufficient assets to pay benefits include target allocations to a broad array of asset classes and, within asset classes strategies are employed to provide adequate returns, diversification and liquidity.

The assets of the Company’s other trusts within the other postretirement benefit plans have been primarily invested in equities and fixed income index funds. The assets under the various other postretirement benefit trusts are invested differently based on the assets and liabilities of each trust. The obligations of the other postretirement benefit plans are dominated by obligations for the medical bargaining trust. Thirty-nine percent and five percent of the total postretirement plan benefit obligations are related to the medical non-bargaining and life insurance trusts, respectively. Because expected benefit payments related to the benefit obligations are so far into the future, and the size of the medical non-bargaining and life insurance trusts’ obligations are large compared to each trusts’ assets, the investment strategy is to allocate a significant portion of the assets’ investment to equities, which the Company believes will provide the highest long-term return and improve the funding ratio.

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

In order to minimize asset volatility relative to the liabilities, a portion of plan assets is allocated to fixed income investments that are exposed to interest rate risk. Increases in interest rates generally will result in a decline in the value of fixed income assets while reducing the present value of the liabilities. Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities.  Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process

Actual allocations to each asset class vary from target allocations due to periodic investment strategy updates, market value fluctuations, the length of time it takes to fully implement investment allocation, and the timing of benefit payments and contributions. The asset allocation is rebalanced on a quarterly basis, if necessary.

The fair values and asset allocations of postretirement benefit plan assets at December 31, 2013, by asset category, follow:

Asset Category	Target Allocation 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2013
Bargain VEBA:
Cash	—	$689	$689	$—	—	—
Equity securities:
U.S. large cap	18%	72,108	72,108	—	—	19%
U.S. small cap value	7%	26,574	26,574	—	—	7%
International	15%	55,888	55,888	—	—	15%
Fixed income securities:	60%					59%
U.S. Treasury securities and government bonds	—	95,010	91,578	3,432	—	—
Corporate bonds	—	117,843	—	117,843	—	—
Long duration bond fund	—	2,043	2,043	—	—	—
U.S. high yield bond fund	—	—	—	—	—	—
International bond fund	—	—	—	—	—	—
Future and option contracts (a)	—	620	620	—	—	—
Total bargain VEBA	100%	$370,775	$249,500	$121,275	—	100%

Non-bargain VEBA:
Cash	—	$3,451	3,451	$—	—	—
Equity securities:
U.S. large cap	21%	41,430	41,430	—	—	43%
U.S. small cap value	21%	—	—	—	—	0%
International	28%	27,739	27,739	—	—	29%
Fixed income securities:
Core fixed income bond fund	30%	23,563	23,563	—	—	28%
Total non-bargain VEBA	100%	$96,183	$96,183	$—	—	100%

Life VEBA:
Cash	—	$27	$27	$—	—	—
Equity securities:
U.S. large cap	70%	5,527	5,527	—	—	71%
Fixed income securities:
Core fixed income bond fund	30%	2,206	2,206	—	—	29%
Total life VEBA	100%	$7,760	$7,760	$—	—	100%
Total	100%	$474,718	$353,443	$121,275	—	100%

(a)	Includes cash for margin requirements.

The fair values and asset allocations of postretirement benefit plan assets at December 31, 2012, by asset category, follow:

Asset Category	Target Allocation 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2012
Bargain Veba:
Cash	—	$1,140	$1,140	$—	—	—
Equity securities:
U.S. large cap	16%	59,054	59,054	—	—	16%
U.S. small cap value	8%	26,965	26,965	—	—	8%
International	21%	77,837	38,647	39,190	—	21%
Emerging markets	7%	25,505	—	25,505	—	7%
Fixed income securities:	45%					45%
U.S. Treasury securities and government bonds	—	58,959	42,332	16,627	—	—
Corporate bonds	—	72,834	—	72,834	—	—
Long duration bond fund	—	1,273	1,273	—	—	—
US high yield bond fund	—	16,397	—	16,397	—	—
International bond fund	—	13,950	—	13,950	—	—
Future and option contracts (a)	—	1,410	1,410	—	—	—
REITs	3%	11,402	—	11,402	—	3%
Total bargain VEBA	100%	$366,726	$170,821	$195,905	—	100%

Non-bargain VEBA:
Cash	—	$855	$855	$—	—	1%
Equity securities:
U.S. large cap	100%	58,436	58,436	—	—	99%
Total non-bargain VEBA	100%	$59,291	$59,291	$—	—	100%

Life VEBA:
Cash	—	$410	$410	$—	—	6%
Equity securities:
U.S. large cap	100%	6,813	6,813	—	—	94%
Total Life VEBA	100%	$7,243	$7,243	$—	—	100%
Total	100%	$433,260	$237,355	$195,905	—	100%

(a)	Includes cash for margin requirements.

Valuation Techniques Used to Determine Fair Value

Cash—Cash and investments with maturities of three months or less when purchased, including certain short-term fixed-income securities, are considered cash and are included in the recurring fair value measurements hierarchy as Level 1.

Equity securities—For equity securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, that the Company is able to independently corroborate. Equity securities are valued based on quoted prices in active markets and categorized as Level 1. Certain equities, such as international securities, are invested in commingled funds. These funds are valued to reflect the plan fund’s interest in the fund based on the reported year-end net asset value. Since net asset value is not directly observable for the commingled funds, they are categorized as Level 2.

Fixed-income securities—The majority of U.S. Treasury securities and government bonds have been categorized as Level 1 because they trade in highly-liquid and transparent markets that the Company can corroborate. The fair values of corporate bonds, mortgage backed securities, certain government bonds and a guaranteed annuity contract are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, and have been categorized as Level 2 because the valuations are calculated using models which utilize actively traded market data that the Company can corroborate. Certain other guaranteed annuity contracts are categorized as Level 3 because the investments are not publicly quoted. The fund administrator values the fund using the net asset value per fund share, derived from the quoted prices in active markets of the underlying securities. Since these valuation inputs are not highly observable, these contracts have been categorized as Level 3. Exchange-traded future and option positions are reported in accordance with changes in daily variation margins that are settled daily. Exchange-traded options and futures, for which market quotations are readily available, are valued at the last reported sale price or official closing price on the primary market or exchange on which they are traded and are classified as Level 1.

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

The following table provides a rollforward of the changes in the benefit obligation and plan assets for the most recent two years for all plans combined:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at January 1	$1,621,244	$1,401,954	$687,082	$620,366
Service cost	37,872	34,209	15,282	14,207
Interest cost	68,096	70,866	28,700	31,570
Plan participants’ contributions	—	—	2,514	2,394
Amendments	—	—	—	(1,758)
Actuarial (gain) loss	(180,688)	178,267	(148,410)	43,321
Divestitures	—	(73)	—	(94)
Curtailments	—	(3,460)	—	—
Settlements	—	(14,701)	—	—
Gross benefits paid	(52,392)	(45,818)	(25,263)	(24,910)
Federal subsidy	—	—	2,018	1,986
Benefit obligation at December 31	$1,494,132	$1,621,244	$561,923	$687,082
Change in Plan Assets
Fair value of plan assets at January 1	$1,157,697	$981,068	$433,260	$382,670
Actual return on plan assets	208,821	138,560	36,202	42,981
Employer contributions	69,495	99,408	28,005	30,002
Plan participants’ contributions	—	—	2,514	2,394
Settlements	—	(10,799)	—	—
Divestitures	—	(4,722)	—	123
Benefits paid	(52,392)	(45,818)	(25,263)	(24,910)
Fair value of plan assets at December 31	$1,383,621	$1,157,697	$474,718	$433,260
Funded status at December 31	$(110,511)	$(463,547)	$(87,205)	$(253,822)
Amounts recognized in the balance sheet consist of:
Noncurrent asset	$—	$—	$1,271	$377
Current liability	(1,969)	(1,900)	(57)	(52)
Noncurrent liability	(108,542)	(461,647)	(88,419)	(254,147)
Net amount recognized	$(110,511)	$(463,547)	$(87,205)	$(253,822)

The following table provides the components of the Company’s accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Net actuarial loss	$145,376	$483,626	$17,632	$183,087
Prior service cost (credit)	4,418	5,142	(14,519)	(16,708)
Net amount recognized	$149,794	$488,768	$3,113	$166,379
Regulatory assets	$90,380	$294,136	$3,113	$166,379
Accumulated other comprehensive income	59,414	194,632	—	—
	$149,794	$488,768	$3,113	$166,379

At December 31, 2013 and 2012, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2013	2012
Projected benefit obligation	$1,494,000	$1,621,000
Fair value of plan assets	1,384,000	1,158,000

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans’ Assets
	2013	2012
Accumulated benefit obligation	$43,000	$1,472,000
Fair value of plan assets	17,000	1,158,000

The accumulated postretirement benefit obligation exceeds plan assets for all of the Company’s other postretirement benefit plans.

In August 2006, the Pension Protection Act (“PPA”) was signed into law in the U.S. The PPA replaces the funding requirements for defined benefit pension plans by requiring that defined benefit plans contribute to 100% of the current liability funding target over seven years. Defined benefit plans with a funding status of less than 80% of the current liability are defined as being “at risk” and additional funding requirements and benefit restrictions may apply. The PPA was effective for the 2008 plan year with short-term phase-in provisions for both the funding target and at-risk determination. The Company’s qualified defined benefit plan is currently funded above the at-risk threshold, and therefore the Company expects that the plans will not be subject to the “at risk” funding requirements of the PPA. The Company is proactively monitoring the plan’s funded status and projected contributions under the law to appropriately manage the potential impact on cash requirements.

Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to the greater of the minimum required contributions or the normal cost in 2014 to the qualified pension plans. The Company plans to contribute to its 2014 other postretirement benefit cost for rate-making purposes.

Information about the expected cash flows for the pension and postretirement benefit plans is as follows:

	Pension Benefits	Other Benefits
2014 expected employer contributions
To plan trusts	$37,191	$12,137
To plan participants	1,970	81

The Company made 2014 contributions to fund pension benefits and other benefits of $7,680 and $3,034, respectively, through February 2014.

The following table reflects the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2014	$64,519	$26,682	$2,170
2015	70,453	29,299	2,335
2016	75,924	31,837	2,514
2017	81,491	34,529	2,705
2018	86,616	37,265	2,890
2019—2023	499,770	215,648	17,804

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

The significant assumptions related to the Company’s pension and other postretirement benefit plans are as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine December 31 benefit obligations
Discount rate	5.12%	4.17%	5.02%	5.10%	4.16%	5.05%
Rate of compensation increase	3.15%	3.19%	3.25%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 7.00% in 2013 to 5% in 2019+	graded from 7.25% in 2012 to 5% in 2019+	graded from 7.50% in 2012 to 5% in 2019+
Weighted-average assumptions used to determine net periodic cost
Discount rate	4.17%	5.02%	5.32%	4.16%	5.05%	5.27%
Expected return on plan assets	7.49%	7.75%	7.90%	6.99%	7.41%	7.60%
Rate of compensation increase	3.19%	3.25%	3.50%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from 7.25% in 2013 to 5% in 2019+	graded from 7.50% in 2012 to 5% in 2019+	graded from 8.00% in 2011 to 5% in 2017+

N/A—Assumption is not applicable.

The discount rate assumption was determined for the pension and postretirement benefit plans independently. At year-end 2011, the Company began using an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. The yield curve was developed for a universe containing the majority of U.S.-issued AA-graded corporate bonds, all of which were non callable (or callable with make-whole provisions). Historically, for each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$7,367	$(5,974)
Effect on other postretirement benefit obligation	$72,238	$(60,261)

The following table provides the components of net periodic benefit costs for the years ended December 31:

	2013	2012	2011
Components of net periodic pension benefit cost
Service cost	$37,872	$34,209	$33,641
Interest cost	68,096	70,866	69,047
Expected return on plan assets	(88,429)	(79,272)	(72,109)
Amortization of:
Prior service cost (credit)	724	723	722
Actuarial (gain) loss	37,170	29,636	18,551
Settlement loss	—	7,135	—
Net periodic pension benefit cost	$55,433	$63,297	$49,852
Other changes in plan assets and benefit obligations recognized in other comprehensive income, net of tax
Amortization of prior service credit (cost)	$(174)	$(176)	$(175)
Current year actuarial (gain) loss	(73,472)	26,425	30,497
Amortization of actuarial gain (loss)	(8,911)	(7,301)	(4,504)
Total recognized in other comprehensive income	$(82,557)	$18,948	$25,818
Total recognized in net periodic benefit cost and comprehensive income	$(27,124)	$82,245	$75,670
Components of net periodic other postretirement benefit cost
Service cost	$15,282	$14,207	$13,938
Interest cost	28,700	31,570	31,219
Expected return on plan assets	(30,285)	(28,711)	(28,779)
Amortization of:
Prior service cost (credit)	(2,189)	(1,915)	(1,924)
Actuarial (gain) loss	11,128	9,537	7,133
Other	—	(696)	—
Net periodic other postretirement benefit cost	$22,636	$23,992	$21,587

The Company’s policy is to recognize curtailments when the total expected future service of plan participants is reduced by greater than 10% due to an event that results in terminations and/or retirements.

The estimated amounts that will be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost in 2014 are as follows:

	Pension Benefits	Other Benefits
Actuarial (gain) loss	$(131)	$(81)
Prior service cost (credit)	724	(2,189)
Total	$593	$(2,270)

Savings Plans for Employees

The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006 the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. Plan expenses totaled $8,054 for 2013, $8,091 for 2012 and $7,273 for 2011, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employee.

Note 15: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At December 31, 2013, the Company has accrued approximately $3,400 as probable costs and it is reasonably possible that additional losses could range up to $30,400 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2060 and have remaining performance commitments as measured by estimated remaining contract revenue of $1,988,000 at December 31, 2013. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2014 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $928,000 at December 31, 2013. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $263,766 at December 31, 2013.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. The Company’s subsidiaries’ purchased water expense under these types of agreements amounted to approximately $114,471, $115,426 and $104,384 during the years ended December 31, 2013, 2012 and 2011, respectively. The estimated annual commitment related to the minimum quantities of water purchased is expected to approximate $54,288 in 2014, $54,751 in 2015, $50,864 in 2016, $44,043 in 2017, $42,974 in 2018 and $468,523 thereafter.

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

The following is a reconciliation of the Company’s income from continuing operations, income (loss) from discontinued operations and net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Years Ended December 31,
Basic	2013	2012	2011
Income from continuing operations	$369,264	$374,250	$304,929
Income (loss) from discontinued operations, net of tax	0	(16,180)	4,684
Net income	369,264	358,070	309,613
Less: Distributed earnings to common shareholders	150,038	214,541	158,708
Less: Distributed earnings to participating securities	60	86	68
Undistributed earnings	219,166	143,443	150,837
Undistributed earnings allocated to common shareholders	219,082	143,385	150,772
Undistributed earnings allocated to participating securities	84	58	65
Total income from continuing operations available to common shareholders, basic	$369,120	$374,106	$304,796
Total income available to common shareholders, basic	$369,120	$357,926	$309,480

Weighted-average common shares outstanding, basic	177,814	176,445	175,484

Basic earnings per share: (a)
Income from continuing operations	$2.08	$2.12	$1.74
Income (loss) from discontinued operations, net of tax	$0.00	$(0.09)	$0.03
Net income	$2.08	$2.03	$1.76

(a)	Amounts may not sum due to rounding.

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

The following is a reconciliation of the Company’s income from continuing operations, income (loss) from discontinued operations and net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Years Ended December 31,
Diluted	2013	2012	2011
Total income from continuing operations available to common shareholders, basic	$369,120	$374,106	$304,796
Income (loss) from discontinued operations, net of tax	0	(16,180)	4,684
Total income available to common shareholders, basic	369,120	357,926	309,480
Undistributed earnings for participating securities	84	58	65
Total income from continuing operations available to common shareholders, diluted	$369,204	$374,164	$304,861
Total income available to common shareholders, diluted	$369,204	$357,984	$309,545

Weighted-average common shares outstanding, basic	177,814	176,445	175,484
Common stock equivalents:
Restricted stock units	510	618	556
Stock options	730	607	490
Employee stock purchase plan	2	1	1
Weighted-average common shares outstanding, diluted	179,056	177,671	176,531

Diluted earnings per share (a)
Income from continuing operations	$2.06	$2.11	$1.73
Income (loss) from discontinued operations, net of tax	$0.00	$(0.09)	$0.03
Net income	$2.06	$2.01	$1.75

(a)	Amounts may not sum due to rounding.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations for the years ended December 31 because they were anti-dilutive:

	2013	2012	2011
Stock options	327	619	711
Restricted stock units where certain performance conditions were not met	20	19	22

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

2013	Carrying	At Fair Value as of December 31,
Recurring Fair Value Measures	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$18,827	$0	$0	$22,795	$22,795
Long-term debt (excluding capital lease obligations)	5,224,492	2,263,355	1,462,404	2,057,506	5,783,265

2012	Carrying	At Fair Value as of December 31,
Recurring Fair Value Measures	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$20,511	$0	$0	$27,263	$27,263
Long-term debt (excluding capital lease obligations)	5,303,729	2,400,847	1,677,776	2,252,272	6,330,895

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

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2013 and 2012, respectively:

	At Fair Value as of December 31, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29,259	$0	0	$29,259
Rabbi trust investments	0	444	0	444
Deposits	1,901	0	0	1,901
Mark-to-market derivative asset	0	4,776	0	4,776
Total assets	31,160	5,220	0	36,380

Liabilities:
Deferred compensation obligation	0	11,928	0	11,928
Mark-to-market derivative liability	0	1,276	0	1,276
Total liabilities	0	13,204	0	13,204

Total net assets (liabilities)	$31,160	$(7,984)	0	$23,176

	At Fair Value as of December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$40,547	$0	0	$40,547
Rabbi trust investments	0	481	0	481
Deposits	2,103	0	0	2,103
Mark-to-market derivative asset	0	7,909	0	7,909
Total assets	42,650	8,390	0	51,040

Liabilities:
Deferred compensation obligation	0	10,237	0	$10,237
Total liabilities	0	10,237	0	10,237

Total net assets (liabilities)	$42,650	$(1,847)	0	$40,803

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

Mark-to-market derivative asset and liability—The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company also employs derivative financial instruments in the form of variable-to-fixed interest rate swaps, classified as economic hedges, in order to fix the interest cost on some of its variable-rate debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.

See Note 14 for the Company’s fair value of qualified pension and postretirement welfare plans’ assets.

Non-recurring Fair Value Measurements

As discussed in Note 7, the Company recognized continuing operations goodwill impairment charges of $0 for each of the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within Level 3 of the fair value hierarchy.

Note 18: Leases

The Company has entered into operating leases involving certain facilities and equipment. Rental expenses under operating leases were $24,301 for 2013, $28,149 for 2012 and $32,752 for 2011. The operating leases for facilities will expire over the next 20 years and the operating leases for equipment will expire over the next five years. Certain operating leases have renewal options ranging from one to five years.

At December 31, 2013, the minimum annual future rental commitment under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are $15,898 in 2014, $13,396 in 2015, $10,921 in 2016, $9,949 in 2017, $8,048 in 2018 and $89,318 thereafter.

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

The leases related to the portion of the facilities funded by the Company have required payments from the Company to the Partners that approximate the payments required by the terms of the IDBs from the Partners to the Company (as the holder of the IDBs). As the ownership of the portion of the facilities constructed by the Company will revert back to the Company at the end of the lease, the Company has recorded these as capital leases. The lease obligation and the receivable for the principal amount of the IDBs are presented by the Company on a net basis. The gross cost of the facilities funded by the Company recognized as a capital lease asset was $158,115 and $158,565 at December 31, 2013 and 2012, respectively, which is presented within utility plant. The future payments under the lease obligations are equal to and offset by the payments receivable under the IDBs.

At December 31, 2013, the minimum annual future rental commitment under the operating leases for the portion of the facilities funded by the Partners that have initial or remaining non-cancelable lease terms in excess of one year included in the preceding minimum annual rental commitments are $3,755 in 2014 through 2018, and $77,072 thereafter.

Note 19: Segment Information

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

The Regulated Businesses segment includes the Company’s 18 utility subsidiaries in continuing operations that provide water and wastewater services to customers in 16 U.S. states. With the exception of one company, each of these public utility subsidiaries is subject to regulation by public utility commissions and local governments. In addition to providing similar products and services and being subject to the public utility regulatory environment, each of the regulated subsidiaries has similar economic characteristics, production processes, types and classes of customers and water distribution or wastewater collection processes. Each of these companies is also subject to both federal and state regulation regarding the quality of water distributed and the discharge of wastewater residuals.

The Market-Based Operations segment is comprised of market-based businesses that provide a broad range of water and wastewater services and products including homeowner water and sewer line maintenance services, water and wastewater facility operations and maintenance services and products for cleansing water and wastewater and wastewater residuals management services.

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

	As of or for the Year Ended
	December 31, 2013
	Regulated	Market-Based
	Businesses	Operations	Other	Consolidated
Net operating revenues	$2,593,918	$325,463	$(17,523)	$2,901,858
Depreciation and amortization	375,939	7,013	24,766	407,718
Total operating expenses, net	1,700,052	277,691	(21,734)	1,956,009
Income from continuing operations before income taxes	654,834	50,637	(100,001)	605,470
Total assets	13,429,087	286,048	1,354,398	15,069,533
Capital expenditures	973,301	6,951	0	980,252

	As of or for the Year Ended
	December 31, 2012
	Regulated	Market-Based
	Businesses	Operations	Other	Consolidated
Net operating revenues	$2,564,434	$330,329	$(17,874)	$2,876,889
Depreciation and amortization	349,629	6,661	25,213	381,503
Total operating expenses, net	1,685,734	288,099	(21,917)	1,951,916
Income from continuing operations before income taxes	649,117	45,817	(63,676)	631,258
Total assets	12,680,856	260,255	1,777,865	14,718,976
Capital expenditures	921,500	7,074	0	928,574
Capital expenditures of discontinued operations
(included in above)	2,884	0	0	2,884

	As of or for the Year Ended
	December 31, 2011
	Regulated	Market-Based
	Businesses	Operations	Other	Consolidated
Net operating revenues	$2,368,891	$327,815	$(30,470)	$2,666,236
Depreciation and amortization	321,540	6,822	23,459	351,821
Total operating expenses, net	1,609,276	290,768	(36,944)	1,863,100
Income from continuing operations before income taxes	535,445	39,324	(71,089)	503,680
Total assets	12,843,820	256,110	1,676,461	14,776,391
Assets of discontinued operations (included in total
assets above)	904,391	0	25,467	929,858
Capital expenditures	920,210	4,648	0	924,858
Capital expenditures of discontinued operations
(included in above)	21,052	86	0	21,138

Note 20: Unaudited Quarterly Data

The following table sets forth certain supplemental unaudited consolidated quarterly financial data for each of the four quarters in the years ended December 31, 2013 and 2012, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods:

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per-share data)
Operating revenues	$636,137	$724,265	$829,196	$712,260
Operating income	164,233	241,887	323,875	215,854
Income from continuing operations	57,643	101,263	150,665	59,693
Net income	57,643	101,263	150,665	59,693
Basic earnings per common share:
Income from continuing operations	$0.32	$0.57	$0.85	$0.33
Net income	$0.32	$0.57	$0.85	$0.33
Diluted earnings per common share:
Income from continuing operations	$0.32	$0.57	$0.84	$0.33
Net income	$0.32	$0.57	$0.84	$0.33

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per-share data)
Operating revenues	$618,554	$745,607	$831,815	$680,913
Operating income	159,738	270,632	327,640	166,963
Income from continuing operations	49,252	116,663	154,111	54,224
Net income	41,754	107,026	153,812	55,478
Basic earnings per common share:
Income from continuing operations	$0.28	$0.66	$0.87	$0.31
Net income	$0.24	$0.61	$0.87	$0.31
Diluted earnings per common share:
Income from continuing operations	$0.28	$0.66	$0.87	$0.30
Net income	$0.24	$0.60	$0.86	$0.31

Amounts may not sum due to rounding; per share amounts may not sum due to changes in shares outstanding during the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of December 31, 2013 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, including our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2013, using the criteria described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item and not given below, is incorporated by reference in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Nominees for Election as Directors,” “Information Relative to the Board of Directors and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Corporate Governance Guidelines.”

We have adopted a Code of Ethics, which applies to directors and employees. The full text of the Code of Ethics is publicly available on our website at http://www.amwater.com. We intend to post on our website any amendments to certain provisions of our Code of Ethics and any waivers of such provisions granted to principal officers.

Name	Age	Office and Employment During Last Ten Years
Jeffry Sterba	58

Mr. Sterba has been our President and Chief Executive Officer since August 2010. He will cease to serve in that capacity following the Annual Meeting. He will continue to serve as an adviser to Ms. Story until January 1, 2015.  Prior to joining American Water, Mr. Sterba served as Chairman and CEO of PNM Resources, Inc., the parent company of Public Service Company of New Mexico (PNM), Texas-New Mexico Power Company (TNMP) and First Choice Power, from 2000 until March 2010. Mr. Sterba previously served as Non-Executive Chairman of PNM Resources until retiring from the PNM Resources board in December 2011. After joining PNM in 1977, he held a succession of positions including Executive Vice President and Chief Operating Officer, Senior Vice President Bulk Power Services, Senior Vice President Asset Restructuring, Senior Vice President Retail Electric & Water Services and Vice President Revenue Management. From 1998 to 2000, Mr. Sterba was Executive Vice President of United States Enrichment Corporation (USEC), a global energy company headquartered in Maryland.  He has served as the chair of Edison Electric Institute, the national association of shareholder owned utilities, and chair of the Electric Power Research Institute, a global non-profit center for energy and environment research. He serves on the board of directors of the Meridian Institute and previously served on the board of directors of the U.S. Chamber of Commerce.

Susan N. Story	54

Ms. Story has been our Senior Vice President and Chief Financial Officer since April 2013. Previously, she was employed for over 30 years by Southern Company, which owns and operates electric utilities in four states, and also is engaged in electric wholesale generation and telecommunications, including both wireless and wireline, fiber optic communications. Ms. Story was an executive officer of Southern Company from 2003 until she joined the Company. In addition, from January 2011 until she joined the Company, she served as the President and Chief Executive Officer of Southern Company Services, which provides shared services for all of Southern Company’s subsidiaries, including information technology and cyber security efforts, human resources, procurement and supply chain management, marketing services, customer research and system transportation functions. From 2003 to December 2010, she was the President and Chief Executive Officer of Gulf Power Company, an electric utility serving the northwestern portion of Florida.  Ms. Story is an independent board member of Raymond James Financial and serves on the boards of the Bipartisan Policy Center in Washington, DC and the Moffitt Cancer Center in Tampa, FL.

Walter J. Lynch	51

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

Kellye L. Walker	47

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

Name	Age	Office and Employment During Last Ten Years
Mark Chesla	54

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

Mark F. Strauss	62

Mr. Strauss has been our Senior Vice President of Corporate Strategy and Business Development since September 2010. From December 2006, until his new appointment in September 2010, Mr. Strauss was President of American Water Enterprises, managing our Market-Based Operations. Previously, Mr. Strauss was President and Chief Executive Officer of a line of business that we sold in 2012, Applied Water Management Group, which provided customized water and wastewater management solutions to real estate developers, industrial clients and small to midsized communities nationwide. Mr. Strauss joined Applied Water Management Group in 1997 as Corporate Counsel and Secretary. He was promoted to Chief Operating Officer in 2002, a position he held until his appointment as Division President and Chief Executive Officer in 2003. Earlier, he served as Vice President and General Counsel of Vizzoni Brothers Construction, Inc. Mr. Strauss serves as a director of Skylands Community Bank. Mr. Strauss was also an associate at the law firms of Ozzard, Rizzolo, Klein, Mauro & Savo and Toolan, Romond, Abbot and Domenichetti.

William M. Varley Nick O. Rowe	56 56

Mr Varley has been Senior Vice President, Northeast Division and President of New Jersey American Water since January 2014. He is also President of New York American Water (formerly named Long Island American Water), a position he has held since 2007.  Mr.
Varley previously served as vice president and manager of Long Island American Water, as well as vice president of Business Development for New Jersey and New York.  Prior to joining American Water in 2000, Mr. Varley was the district manager for Layne Christensen Co., a large water supply contracting company, for 13 years. There he oversaw Layne's Long Island well-drilling operations. He also worked for large consulting engineering firms Camp Dresser & McKee and Hazen & Sawyer as resident and design engineer for large wastewater treatment plant upgrades.  Mr. Varley holds a bachelors of science in civil engineering technology from Rochester Institute of Technology.

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

Kathy L. Pape	61

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

Name	Age	Office and Employment During Last Ten Years
William D. Rogers	53

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

John R. Bigelow	59

Mr. Bigelow has been our Senior Vice President of Business Services since November 2011. From 2007 until his new appointment in November 2011, Mr. Bigelow was President of New Jersey American Water (NJAWC). Mr. Bigelow joined American Water in 1994 and held a number of senior management positions during his tenure, including American Water’s Senior Vice President of Regulatory Programs and Enterprise Risk Management. From December 2003 to February 2006, Mr. Bigelow served as American Water’s Chief Financial Officer, Vice President and Treasurer of NJAWC, and Director, Vice President and Treasurer of New Jersey American Resources Co. Mr. Bigelow began his career with GPU System Companies, where he spent 18 years in various leadership roles in the finance area.

Sharon Cameron	57

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

Mark S. Smith	54

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

Maureen Duffy	44

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

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, under the caption entitled “Security Ownership of Principal Stockholders and Management” and the “Equity Compensation Plan” table appearing under the caption “Long-Term Equity Incentive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, under the captions entitled “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, under the caption entitled “Independent Registered Public Accounting Fees and Services.”

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted since they are either not required or are not applicable as the information is otherwise included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26 day of February, 2014.

AMERICAN WATER WORKS COMPANY, INC.

BY:	/s/ JEFFRY STERBA
Jeffry Sterba
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 26th day of February, 2014 by the following persons in the capacities indicated.

/s/JEFFRY STERBA	/s/ RICHARD R. GRIGG
Jeffry Sterba President and Chief Executive Officer (Principal Executive Officer and Director)	Richard R. Grigg (Director)
/s/ SUSAN N. STORY	/s/ JULIA L. JOHNSON
Susan N. Story Senior Vice President and Chief Financial Officer	Julia L. Johnson (Director)
/s/ MARK CHESLA	/s/ WILLIAM J. MARRAZZO
Mark Chesla Vice President, Controller	William J. Marrazzo (Director)
/s/ GEORGE MACKENZIE	/s/ STEPHEN P. ADIK
George MacKenzie (Director)	Stephen P. Adik (Director)
/s/ MARTHA CLARK GOSS	/s/ PAUL J. EVANSON
Martha Clark Goss (Director)	Paul J. Evanson (Director)
/s/ JULIE A. DOBSON
Julie A. Dobson (Director)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

10.1

Credit Agreement, dated October 29, 2012, between American Water Capital Corp., each of the initial lenders named therein as Lenders, Wells Fargo Bank, N.A. as administrative agent and JP Morgan Chase Bank, N.A., as syndication agent. (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed on May 7, 2013).

10.2

Support Agreement, dated June 22, 2000, together with First Amendment to Support Agreement, dated July 26, 2000, by and between American Water Works Company, Inc. and American Water Capital Corp. (incorporated by reference to Exhibit 10.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.3.1

Agreement and General Release between Ellen C. Wolf and American Water Works Company, Inc., dated March 25, 2013 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.3.2

First Amendment to the Agreement and General Release between Ellen C. Wolf and American Water Works Company, Inc., dated March 27, 2013 (incorporated by reference to Exhibit 10.2A to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.4.1

Employment Agreement between Jeffry E. Sterba and American Water Works Company, Inc., dated March 26, 2012 (incorporated by reference to Exhibit 99.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed March 30, 2012).

10.4.2

Letter Agreement, dated December 12, 2013, between the Company and Jeffry E. Sterba, amending Mr. Sterba’s Employment Letter Agreement dated March 26, 2012 (incorporated by reference to Exhibit 99.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December 13, 2013).

10.5

Employment Agreement between Susan Story and American Water Works Company, Inc., dated February 20, 2013 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.6

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

10.9.1

American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.9.2

Amendment 2010-1 to the American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan, dated as of December 10, 2010 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Form 10-K, File No. 001-34028, filed February 28, 2011).

10.10

American Water Works Company, Inc. Executive Severance Policy, dated as of December 16, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed November 3, 2010).

10.11.1

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.11.2

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Nonqualified Stock Option Grant for ML1 – L5 Employees (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.11.3

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form A for ML1 – L5 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.11.4

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form B for ML1 – L5 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.11.5

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Nonqualified Stock Option Grant for ML1 – L5 Employees (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 2, 2012).

10.11.6

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Performance Stock Unit Grant Form A for ML1 – L5 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 2, 2012).

10.11.7

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Performance Stock Unit Grant Form B for ML1 – L5 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 2, 2012).

10.11.8

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Initial Restricted Stock Unit Grant Form for Susan N. Story (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.11.9

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Restricted Stock Unit Grant Form for Jeffry E. Sterba (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

Exhibit Number	Exhibit Description
10.11.10

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form A for Jeffry E. Sterba (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Form

10-Q, File No. 001-34028, filed May 7, 2013).

10.11.11

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form B for Jeffry E. Sterba (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.11.12

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Nonqualified Stock Option Grant Form for Jeffry E. Sterba (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.11.13

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Restricted Stock Unit Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.11.14

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form A for ML2 – L5 (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.11.15

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form B for ML2 – L5 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.11.16

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Nonqualified Stock Option Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.11.17

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 3, 2011).

10.11.18

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 2, 2012).

10.11.19

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 7, 2013).

10.12	2011 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).
10.13	2012 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 2, 2012).
10.14	2013 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).
10.15

Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.16

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
*101

The following financial statements from American Water Works Company, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

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