Form 10-Q
period 2014-03-31
American Water Works Company, Inc.
filed 2014-05-07
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common Stock, $0.01 par value per share	179,018,709 shares

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2014

INDEX

PART I. FINANCIAL INFORMATION	2

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	32

PART II. OTHER INFORMATION	34

ITEM 1. LEGAL PROCEEDINGS	34
ITEM 1A. RISK FACTORS	35
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	35
ITEM 4. MINE SAFETY DISCLOSURES	35
ITEM 5. OTHER INFORMATION	35
ITEM 6. EXHIBITS	36

SIGNATURES	37
EXHIBITS INDEX

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.3A
EXHIBIT 10.4
EXHIBIT 10.4A
EXHIBIT 10.5
EXHIBIT 10.5A
EXHIBIT 10.6
EXHIBIT 10.6A
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Property plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,956,852 at March 31 and $3,894,326 at December 31	$12,328,427	$12,244,359
Nonutility property, net of accumulated depreciation of $233,997 at March 31 and $228,465 at December 31	141,554	146,803
Total property, plant and equipment	12,469,981	12,391,162
Current assets
Cash and cash equivalents	30,755	26,964
Restricted funds	28,585	28,505
Accounts receivable	259,306	244,568
Allowance for uncollectible accounts	(35,700)	(33,953)
Unbilled revenues	193,269	217,147
Income taxes receivable	10,100	5,778
Materials and supplies	35,242	32,973
Deferred income taxes	134,833	18,609
Other	31,604	28,408
Total current assets	687,994	568,999
Regulatory and other long-term assets
Regulatory assets	847,788	858,465
Restricted funds	912	754
Goodwill	1,208,065	1,207,764
Other	60,081	60,998
Total regulatory and other long-term assets	2,116,846	2,127,981
TOTAL ASSETS	$15,274,821	$15,088,142

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($0.01 par value, 500,000 shares authorized, 178,976 shares outstanding at March 31 and 178,379 at December 31)	$1,790	$1,784
Paid-in-capital	6,272,277	6,261,396
Accumulated deficit	(1,427,809)	(1,495,698)
Accumulated other comprehensive income	(35,151)	(34,635)
Treasury stock	(10,020)	(5,043)
Total common stockholders' equity	4,801,087	4,727,804
Long-term debt
Long-term debt	5,208,668	5,212,881
Redeemable preferred stock at redemption value	15,971	17,177
Total capitalization	10,025,726	9,957,862
Current liabilities
Short-term debt	638,227	630,307
Current portion of long-term debt	14,901	14,174
Accounts payable	183,839	264,589
Taxes accrued	54,129	32,400
Interest accrued	93,655	52,087
Other	212,948	241,976
Total current liabilities	1,197,699	1,235,533
Regulatory and other long-term liabilities
Advances for construction	370,938	375,729
Deferred income taxes	1,997,673	1,840,697
Deferred investment tax credits	26,059	26,408
Regulatory liabilities	380,398	373,319
Accrued pension expense	103,342	108,542
Accrued postretirement benefit expense	88,385	88,419
Other	37,688	38,929
Total regulatory and other long-term liabilities	3,004,483	2,852,043
Contributions in aid of construction	1,046,913	1,042,704
Commitments and contingencies (See Note 10)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$15,274,821	$15,088,142

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Operating revenues	$681,946	$636,137
Operating expenses
Operation and maintenance	329,275	312,203
Depreciation and amortization	106,078	99,649
General taxes	60,767	60,146
(Gain) loss on asset dispositions and purchases	(270)	(94)
Total operating expenses, net	495,850	471,904
Operating income	186,096	164,233
Other income (expenses)
Interest, net	(73,560)	(78,114)
Allowance for other funds used during construction	2,201	3,396
Allowance for borrowed funds used during construction	1,483	1,653
Amortization of debt expense	(1,673)	(1,581)
Other, net	(1,541)	(776)
Total other income (expenses)	(73,090)	(75,422)
Income before income taxes	113,006	88,811
Provision for income taxes	44,883	31,168
Net income	$68,123	$57,643

Other comprehensive income (loss), net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $27 and $28, respectively	41	43
Actuarial loss, net of tax of $(5) and $1,424, respectively	(7)	2,228
Foreign currency translation adjustment	(550)	(366)
Other comprehensive income (loss)	(516)	1,905
Comprehensive income	$67,607	$59,548

Basic earnings per share	$0.38	$0.32
Diluted earnings per share	$0.38	$0.32

Average common shares outstanding during the period
Basic	178,539	177,327
Diluted	179,457	178,465
Dividends declared per common share	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,123	$57,643
Adjustments
Depreciation and amortization	106,078	99,649
Provision for deferred income taxes	44,919	29,446
Amortization of deferred investment tax credits	(349)	(376)
Provision for losses on accounts receivable	7,580	3,041
Allowance for other funds used during construction	(2,201)	(3,396)
Gain on asset dispositions and purchases	(270)	(94)
Pension and non-pension postretirement benefits	6,018	19,518
Stock-based compensation expense	2,711	2,042
Other, net	9,624	(8,160)
Changes in assets and liabilities
Receivables and unbilled revenues	3,307	18,775
Taxes receivable, including income taxes	(4,322)	(3,543)
Other current assets	(9,654)	(12,803)
Pension and non-pension postretirement benefit contributions	(10,714)	(29,766)
Accounts payable	(59,140)	(37,278)
Taxes accrued, including income taxes	21,729	15,597
Interest accrued	41,568	47,291
Change in book overdraft	22,089	(21,960)
Other current liabilities	(2,222)	(26,001)
Net cash provided by operating activities	244,874	149,625
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(192,466)	(213,086)
Acquisitions	(2,279)	(2,836)
Proceeds from sale of assets	243	280
Removal costs from property, plant and equipment retirements, net	(10,460)	(10,721)
Net funds released	(238)	(1,347)
Net cash used in investing activities	(205,200)	(227,710)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	0	1,378
Repayment of long-term debt	(2,192)	(2,392)
Proceeds from short-term borrowings with maturities greater than three months	35,000	0
Repayment of short-term borrowings with maturities greater than three months	(221,000)	0
Net short-term borrowings with maturities less than three months	193,920	63,801
Proceeds from issuances of employee stock plans and DRIP	8,199	8,141
Advances and contributions for construction, net of refunds of $5,277 and
$4,477 at March 31, 2014 and 2013, respectively	1,358	5,105
Redemption of preferred stocks	(1,200)	(1,200)
Dividends paid	(49,968)	0
Net cash (used in ) provided by financing activities	(35,883)	74,833
Net increase (decrease) in cash and cash equivalents	3,791	(3,252)
Cash and cash equivalents at beginning of period	26,964	24,433
Cash and cash equivalents at end of period	$30,755	$21,181
Non-cash investing activity:
Capital expenditures acquired on account but unpaid at end of period	$109,464	$81,455
Non-cash financing activity:
Advances and contributions	$3,526	$2,756

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2013	178,379	$1,784	$6,261,396	$(1,495,698)	$(34,635)	(132)	$(5,043)	$0	$4,727,804
Net income	0	0	0	68,123	0	0	0	0	68,123
Direct stock reinvestment and purchase plan, net of expense of $8	10	0	430	0	0	0	0	0	430
Employee stock purchase plan	25	0	1,076	0	0	0	0	0	1,076
Stock-based compensation activity	562	6	9,375	(175)	0	(118)	(4,977)	0	4,229
Other comprehensive loss, net of tax of $22	0	0	0	0	(516)	0	0	0	(516)
Dividends	0	0	0	(59)	0	0	0	0	(59)
Balance at March 31, 2014	178,976	$1,790	$6,272,277	$(1,427,809)	$(35,151)	(250)	$(10,020)	$0	$4,801,087
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory Redemption Requirements	Total Stockholders’ Equity
	Shares	Par Value				Shares	At Cost
Balance at December 31, 2012	176,988	$1,770	$6,222,644	$(1,664,955)	$(116,191)	0	$0	$1,720	$4,444,988
Net income	0	0	0	57,643	0	0	0	0	57,643
Direct stock reinvestment and purchase plan, net of expense of $5	10	0	387	0	0	0	0	0	387
Employee stock purchase plan	25	0	989	0	0	0	0	0	989
Stock-based compensation activity	651	7	8,795	(9)	0	(132)	(5,043)	0	3,750
Other comprehensive income, net of tax of $1,452	0	0	0	0	1,905	0	0	0	1,905
Balance at March 31, 2013	177,674	$1,777	$6,232,815	$(1,607,321)	$(114,286)	(132)	$(5,043)	$1,720	$4,509,662

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at March 31, 2014, the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013, the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Certain reclassifications have been made to previously reported data to conform to the current presentation.

Note 2: New Accounting Pronouncements

The following recently issued accounting standards have been adopted by the Company and have been included in the consolidated results of operations, financial position or footnotes of the accompanying Consolidated Financial Statements:

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of the updated guidance include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also includes additional disclosures regarding the nature and amount of the obligation, as well as other information about those obligations. The update is effective on a retrospective basis for interim and annual periods beginning January 1, 2014. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

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

Service Concession Arrangements

In January 2014, the FASB issued guidance for an operating entity that enters into a service concession arrangement with a public sector grantor who controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide the services and at what price. The grantor also controls, through ownership or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The guidance specifies that an operating entity should not account for the service concession arrangement as a lease. The operating entity should refer instead to other accounting guidance to account for the various aspects of the arrangement. The guidance also specifies that the infrastructure used in the arrangement should not be recognized as property, plant and equipment of the operating entity. This update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. This requires the cumulative effect of applying the update to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The update is effective for interim and annual periods beginning January 1, 2015. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Reporting Discontinued Operations

In April 2014, the FASB issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the updated guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major part of the entity. A component comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity including a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group. The update no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or if there is significant continuing involvement with a component after its disposal. The guidance is effective for new disposals after January 1, 2015 and early adoption is permitted for new disposals that have not yet been reported in financial statements. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Note 3: Acquisitions

Acquisitions

During the three-month period ended March 31, 2014, the Company closed on two acquisitions: one a regulated water system and the other a regulated system providing water and wastewater services. The aggregate purchase price of these acquisitions totaled $2,279. Assets acquired totaled $2,503 and consisted of utility plant of $1,887, non-utility plant of $315 and goodwill of $301. Liabilities assumed were $224 of contributions in aid of construction.

Note 4: Goodwill

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year. Interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. The Company has determined no such triggering event had occurred during the three months ended March 31, 2014.

The change in the Company’s goodwill assets, as allocated between the reporting units is as follows:

	Regulated Unit		Market-Based Operations		Consolidated
		Accumulated		Accumulated		Accumulated
	Cost	Impairment	Cost	Impairment	Cost	Impairment	Total Net

Balance at January 1, 2014	$3,412,063	$(2,332,670)	$235,990	$(107,619)	$3,648,053	$(2,440,289)	$1,207,764
Goodwill from acquisitions	301	0	0	0	301	0	301
Balance at March 31, 2014	$3,412,364	$(2,332,670)	$235,990	$(107,619)	$3,648,354	$(2,440,289)	$1,208,065

Balance at January 1, 2013	$3,411,549	$(2,332,670)	$235,990	$(107,619)	$3,647,539	$(2,440,289)	$1,207,250
Reclassifications and other activity	(89)	0	0	0	(89)	0	(89)
Balance at March 31, 2013	$3,411,460	$(2,332,670)	$235,990	$(107,619)	$3,647,450	$(2,440,289)	$1,207,161

Note 5: Stockholders’ Equity

Common Stock

Under American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”), stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through a transfer agent without commission fees. The Company’s transfer agent may buy newly issued shares directly from the Company or shares held in the

Company’s treasury. The transfer agent may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of March 31, 2014, there were 4,645 shares available for future issuance under the DRIP.

The following table summarizes information regarding issuances under the DRIP for the three months ended March 31, 2014 and 2013:

	2014	2013
Shares of common stock issued	10	10
Cash proceeds received	$438	$392

Cash dividend payments made during the three–month periods ended March 31, 2014 and 2013 were as follows:

	2014	2013
Dividends per share, three months ended: March 31	$0.28	$0.00
Total dividends paid, three months ended: March 31	$49,968	$0

The 2014 payment included $49,909 of dividends accrued as of December 31, 2013.

On April 29, 2014, the Company declared a quarterly cash dividend of $0.31 per share, payable on June 2, 2014 to all shareholders of record as of May 12, 2014.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2014 and 2013, respectively:

	Defined Benefit Plans
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2014	$(69,711)	$713	$31,150	$3,213	$(34,635)
Other comprehensive income (loss) before
reclassifications	0	0	0	(550)	(550)
Amounts reclassified from accumulated other
comprehensive income	0	41	(7)	0	34
Other comprehensive income (loss) for the period	0	41	(7)	(550)	(516)
Ending balance at March 31, 2014	$(69,711)	$754	$31,143	$2,663	$(35,151)

Beginning balance at January 1, 2013	$(143,183)	$539	$22,239	$4,214	$(116,191)
Other comprehensive income (loss) before
reclassifications	0	0	0	(366)	(366)
Amounts reclassified from accumulated other
comprehensive income	0	43	2,228	0	2,271
Other comprehensive income (loss) for the period	0	43	2,228	(366)	1,905
Ending balance at March 31, 2013	$(143,183)	$582	$24,467	$3,848	$(114,286)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive income (loss) directly to net income in its entirety. These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 9)

Stock-Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of March 31, 2014,

a total of 8,896 shares were available for grant under the Plan. Shares issued under the Plan may be authorized-but-unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Stock options	$655	$752
Restricted stock units	1,919	1,157
Employee stock purchase plan	137	133
Stock-based compensation in operation and maintenance expense	2,711	2,042
Income tax benefit	(1,057)	(796)
After-tax stock-based compensation expense	$1,654	$1,246

There were no significant stock-based compensation costs capitalized during the three months ended March 31, 2014 and 2013, respectively.

Stock Options

In the first three months of 2014, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2014. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted through March 31, 2014:

Dividend yield	2.54%
Expected volatility	17.70%
Risk-free interest rate	1.01%
Expected life (years)	3.5
Exercise price	$44.06
Grant date fair value per share	$4.49

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2014, $3,376 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.7 years.

The table below summarizes stock option activity for the three months ended March 31, 2014:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	2,055	$28.80
Granted	442	44.06
Forfeited or expired	(10)	36.88
Exercised	(249)	27.41
Options outstanding at March 31, 2014	2,238	$31.93	4.4	$30,139
Exercisable at March 31, 2014	1,421	$26.80	3.4	$26,431

The following table summarizes additional information regarding stock options exercised during the three months ended March 31, 2014 and 2013:

	2014	2013
Intrinsic value	$4,206	$4,955
Exercise proceeds	6,822	6,893
Income tax benefit	1,151	1,418

Restricted Stock Units

During 2011, the Company granted selected employees 189 restricted stock units with internal performance measures and, separately, certain market thresholds. These awards vested in January 2014. The terms of the grants specified that if certain performance on internal measures and market thresholds were achieved, the restricted stock units would vest; if performance were surpassed, up to 175% of the target awards would be distributed; and if performance thresholds were not met, awards would be cancelled. In January 2014, an additional 113 restricted stock units were granted and distributed because performance thresholds were exceeded.

In the first three months of 2014, the Company granted restricted stock units, both with and without performance conditions, to certain employees under the Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1, 2014 and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1, 2014 (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market conditions are valued using a Monte Carlo model.

Weighted-average assumptions used in the Monte Carlo simulation are as follows for restricted stock units with market conditions granted through March 31, 2014:

Expected volatility	17.80%
Risk-free interest rate	0.72%
Expected life (years)	3

The grant date fair value of the restricted stock unit awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of March 31, 2014, $10,250 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.4 years.

The table below summarizes restricted stock unit activity for the three months ended March 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2014	539	$36.27
Granted	176	45.06
Performance share adjustment	113	30.34
Vested	(298)	30.69
Forfeited	(4)	39.11
Non-vested total at March 31, 2014	526	$41.09

The following table summarizes additional information regarding restricted stock units distributed during the three months ended March 31, 2014 and 2013:

	2014	2013
Intrinsic value	$13,175	$13,559
Income tax benefit	1,450	2,049

If dividends are declared with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $175 and $9 to retained earnings during the three months ended March 31, 2014 and 2013, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of March 31, 2014, there were 1,338 shares of common stock reserved for issuance under the ESPP. During the three months ended March 31, 2014, the Company issued 25 shares under the ESPP.

Note 6: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity	March 31, 2014	December 31, 2013

Long-term debt of American Water Capital Corp. (“AWCC”) (a)
Private activity bonds and government funded debt
Fixed rate	2.30%-6.75%	5.63%	2018-2040	$330,732	$330,732
Senior notes
Fixed rate	3.85%-8.27%	5.69%	2016-2042	3,312,757	3,312,761
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.69%	2014-2041	861,535	863,716
Mortgage bonds
Fixed rate	4.29%-9.71%	7.41%	2015-2039	676,500	676,500
Mandatory redeemable preferred stock	8.47%-9.75%	8.61%	2019-2036	17,702	18,902
Capital lease obligation	12.17%	12.17%	2026	906	913
Long-term debt				5,200,132	5,203,524
Unamortized debt, net (b)				35,012	35,984
Fair value adjustment to interest rate hedge				4,396	4,724
Total long-term debt				$5,239,540	$5,244,232

(a)    AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.

(b)     Primarily fair value adjustments previously recognized in acquisition purchase accounting.

The Company did not issue long-term debt during the first three months of 2014.

The following long-term debt was retired through optional redemption or payment at maturity during the first three months of 2014:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes–fixed rate	6.00%	2039	$4
Other subsidiaries	Private activity bonds and government funded debt–fixed rate	0.00%-5.25%	2014-2041	2,181
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other subsidiaries	Capital lease payments			7
Total retirements and redemptions				$3,392

Interest income included in interest, net is summarized below:

	Three Months Ended
	March 31,
	2014	2013
Interest income	$3,377	$2,835

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

The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

Balance sheet classification	March 31, 2014	December 31, 2013
Regulatory and other long-term assets
Other	$4,399	$4,776
Long-term debt
Long-term debt	4,396	4,724

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended
	March 31,
Income statement classification	2014	2013
Interest, net
Loss on swap	$(377)	$(673)
Gain on borrowing	328	548
Hedge ineffectiveness	(49)	(125)

Note 7: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $638,227 (net of discount of $73) at March 31, 2014 and $630,307 (net of discount of $193) at December 31, 2013. During the first three months of 2014, the Company borrowed $35,000 with maturities greater than three months, and repaid $221,000 borrowed in 2013 with maturities greater than three months.

Note 8: Income Taxes

The Company’s estimated annual effective tax rate for the three months ended March 31, 2014 was 40.1% compared to 39.8% for the three months ended March 31, 2013, excluding various discrete items.

The Company’s actual effective tax rates were as follows:

	Three Months Ended
	March 31,
	2014	2013
Actual effective tax rate	39.7%	35.1%

Included in 2013 are discrete items including $3,274 of tax benefits associated with an entity reorganization within the Company’s Market-Based segment that allowed for the utilization of state net operating loss carryforwards and the release of a valuation allowance.

Current deferred tax assets increased in 2014 due to the expected utilization of certain tax attributes within the next 12 months.

Note 9: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended
	March 31,
	2014	2013
Components of net periodic pension benefit cost
Service cost	$7,943	$9,468
Interest cost	19,163	17,024
Expected return on plan assets	(23,709)	(22,107)
Amortization of:
Prior service cost (credit)	181	181
Actuarial (gain) loss	(33)	9,293
Net periodic pension benefit cost	$3,545	$13,859

Components of net periodic other postretirement benefit cost
Service cost	$2,764	$3,820
Interest cost	7,151	7,175
Expected return on plan assets	(6,875)	(7,571)
Amortization of:
Prior service cost (credit)	(547)	(547)
Actuarial (gain) loss	(20)	2,782
Net periodic other postretirement benefit cost	$2,473	$5,659

The Company contributed $7,680 to its defined benefit pension plans in the first three months of 2014 and expects to contribute $29,785 during the balance of 2014. In addition, the Company contributed $3,034 for the funding of its other postretirement plans in the first three months of 2014 and expects to contribute $9,103 during the balance of 2014.

Note 10: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At March 31, 2014, the Company has accrued approximately $3,300 as probable costs and it is reasonably possible that additional losses could range up to $32,100 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2064 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,258,662 at March 31, 2014. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2014 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $938,071 at March 31, 2014. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Note 11: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $3,300 at March 31, 2014 and December 31, 2013, respectively. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at March 31, 2014 and December 31, 2013 include $7,833 and $8,027, respectively, related to the NOAA agreement.

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

The following is a reconciliation of the Company’s net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Three Months Ended March 31,
Basic	2014	2013
Net income	$68,123	$57,643

Less: Distributed earnings to common shareholders	50,128	9
Less: Distributed earnings to participating securities	15	0
Undistributed earnings	17,980	57,634

Undistributed earnings allocated to common shareholders	17,975	57,614
Undistributed earnings allocated to participating securities	5	20

Total income available to common shareholders, basic	$68,103	$57,623

Weighted-average common shares outstanding, basic	178,539	177,327

Basic net income per common share	$0.38	$0.32

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

The following is a reconciliation of the Company’s net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended March 31,
Diluted	2014	2013
Total income available to common shareholders, basic	$68,103	$57,623

Undistributed earnings for participating securities	5	20

Total income available to common shareholders, diluted	$68,108	$57,643

Weighted-average common shares outstanding, basic	178,539	177,327
Common stock equivalents:
Restricted stock units	318	381
Stock options	599	755
Employee stock purchase plan	1	2
Weighted-average common shares outstanding, diluted	179,457	178,465

Diluted net income per common share	$0.38	$0.32

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Stock options	470	317
Restricted stock units where certain performance conditions were not met	90	139

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

Preferred stock with mandatory redemption requirements and long-term debt—The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs. The fair values of instruments classified as Level 2 and 3 are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility A- debt securities. The Company used these yield curve assumptions to derive a base yield for the Level 2 and Level 3 securities. Additionally, the Company adjusted the base yield for specific features of the debt securities including call features, coupon tax treatment and collateral for the Level 3 instruments.

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

		At Fair Value as of March 31, 2014
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory
redemption requirements	$17,621	$0	$0	$22,048	$22,048
Long-term debt (excluding
capital lease obligations)	5,221,013	2,347,670	1,465,833	2,133,449	5,946,952

		At Fair Value as of December 31, 2013
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory
redemption requirements	$18,827	$0	$0	$22,795	$22,795
Long-term debt (excluding
capital lease obligations)	5,224,492	2,263,355	1,462,404	2,057,506	5,783,265

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and December 31, 2013, respectively:

	At Fair Value as of March 31, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29,497	$0	$0	$29,497
Rabbi trust investments	0	682	0	682
Deposits	2,047	0	0	2,047
Mark-to-market derivative asset	0	4,399	0	4,399
Total assets	31,544	5,081	0	36,625
Liabilities:
Deferred compensation obligation	0	11,476	0	11,476
Mark-to-market derivative liability	0	1,225	0	1,225
Total liabilities	0	12,701	0	12,701
Total net assets (liabilities)	$31,544	$(7,620)	$0	$23,924

	At Fair Value as of December 31, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29,259	$0	$0	$29,259
Rabbi trust investments	0	444	0	444
Deposits	1,901	0	0	1,901
Mark-to-market derivative asset	0	4,776	0	4,776
Total assets	31,160	5,220	0	36,380
Liabilities:
Deferred compensation obligation	0	11,928	0	11,928
Mark-to-market derivative liability	0	1,276	0	1,276
Total liabilities	0	13,204	0	13,204
Total net assets (liabilities)	$31,160	$(7,984)	$0	$23,176

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

Note 14: Segment Information

The Company has two operating segments that are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Operations.  The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended
	March 31, 2014
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$607,644	$78,798	$(4,496)	$681,946
Depreciation and amortization	98,783	1,604	5,691	106,078
Total operating expenses, net	431,957	68,812	(4,919)	495,850
Income (loss) before income taxes	115,028	10,631	(12,653)	113,006
Total assets	13,497,624	284,765	1,492,432	15,274,821
Capital expenditures	191,579	887	0	192,466

	As of or for the Three Months Ended
	March 31, 2013
	Regulated	Market-Based
	Businesses	Operations	Other	Consolidated
Net operating revenues	$573,237	$67,336	$(4,436)	$636,137
Depreciation and amortization	91,857	1,759	6,033	99,649
Total operating expenses, net	415,516	62,381	(5,993)	471,904
Income (loss) before income taxes	98,781	5,671	(15,641)	88,811
Total assets	12,747,924	260,389	1,776,904	14,785,217
Capital expenditures	212,265	821	0	213,086

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s annual report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”), as well as in Item IA of Part II of this Quarterly Report. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies (“PUCs”) in the states in which they operate. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by the PUCs. We report the results of these businesses in our Market-Based Operations segment. For further description of our businesses see Item 1, “Business” section, found in our Form 10-K for the year ended December 31, 2013 filed with the SEC.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2013 filed with the SEC.

Overview

Financial Results. For the three months ended March 31, 2014, we reported net income of $68.1 million, or diluted earnings per share (“EPS”) of $0.38 compared to $57.6 million, or diluted EPS of $0.32 for the comparable period in 2013.

The primary factors contributing to the increase in net income for the three months ended March 31, 2014 compared to the same period in 2013 was increased revenues in our Regulated Business segment partially offset by higher operation and maintenance expense (“O&M”), also in our Regulated Businesses. For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

For 2014, our goals include actively addressing regulatory lag that impacts return on our investments and promoting constructive regulatory frameworks, continuing to improve our regulated O&M efficiency ratio, making efficient use of our capital and expanding both our Regulated Businesses segment through focused acquisitions and/or organic growth and our Market-Based Operations segment through core growth, expanding markets and new offerings. Also, in 2014, we anticipate savings from expense reductions attributable to lower business transformation project-related implementation costs, lower pension costs and lower interest expense resulting from our 2013 debt refinancing. In addition, we will continue to concentrate on our customers by achieving established customer satisfaction and service quality targets. Regarding environmental sustainability, we are committed to maximizing our protection of the environment, reducing our carbon and waste footprints and water lost through leakage.

We expect to resolve three rate proceedings during 2014 and plan to file up to four general rate cases, including one which was already filed in January 2014. Additionally, we will file for infrastructure surcharges, either as part of our general rate case filings or in separate filings, and continue to pursue appropriate pass-through mechanisms for certain costs and forward-looking adjustments or mechanisms, including those that recognize declining usage.

The progress that we have made in the first three months of 2014 with respect to certain of these objectives is described below.

Addressing Regulatory Lag. On January 1, 2014, our Pennsylvania rate case settlement, which was approved on December 19, 2013 and provides for $26.0 million in additional annualized revenue, became effective.  Also, on January 1, 2014, additional annualized revenues of $0.9 million, $10.1 million and $2.1 million resulting from infrastructure charges in our New York, New Jersey and Illinois subsidiaries, respectively, became effective.  Additionally, an environmental cost adjustment mechanism to pass through expenses and capital costs of mandated environmental compliance measures by a utility, which was previously approved by the Missouri Public Service Commission in April 2013, was adopted by our Missouri subsidiary on January 3, 2014, and became effective February 3, 2014.

Also, in January 2014, our New York subsidiary filed two infrastructure surcharges producing additional annualized revenue of approximately $0.7 million and $0.2 million which became effective on March 3, 2014 and April 1, 2014, respectively.

On January 24, 2014, we filed our general rate case in Indiana requesting additional annualized revenues of $19.6 million. On February 28, 2014, the Iowa Utilities Board issued a final order, authorizing additional annualized revenue of $3.8 million for our Iowa subsidiary.  The new rates were effective on April 18, 2014.  The increase includes approximately $2.7 million of interim rates that were effective May 10, 2013.

On February 25, 2014, our Missouri subsidiary filed for additional revenues from infrastructure charges in the amount of $3.1 million.  The filing is expected to be effective during the second quarter of 2014.

On April 1, 2014, the final $1.2 million of annualized revenue rate increase, previously approved by the New York State Public Service Commission in March of 2012, became effective.

In October, 2013, our Tennessee subsidiary filed a petition with the Tennessee Regulatory Authority (“TRA”) that would allow four alternative rate mechanisms including a Qualified Infrastructure Investment Program Rider, an Economic Development Investment Rider, a Safety and Environmental Compliance Rider, and a Production Costs and Other Pass-through mechanism.  On January 10, 2014, we filed with the TRA a settlement agreement that we entered into with the Consumer Advocate and Protection Division. The TRA approved both the rate mechanisms and settlement agreement with an effective date of April 15, 2014.

As of May 5, 2014, we are awaiting final orders for general rate cases in two states, requesting additional annualized revenue of approximately $52.0 million, including the Indiana case filed in January 2014. There is no assurance that all, or any portion, of these requested increases will be granted.

Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses. Our O&M efficiency ratio (a non-GAAP measure) is calculated on our Regulated Businesses’ operations and is defined as operation and maintenance expense divided by operating revenues where both O&M and operating revenues are adjusted to eliminate the impact of purchased water. We also exclude the allocable portion of non-O&M support services costs, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the Statement of Operations. Our O&M efficiency ratio was 41.5% for the three months ended March 31, 2014, compared to 42.9% for the three months ended March 31, 2013. The change in our 2014 O&M efficiency ratio for the three months ended March 31, 2014 was primarily attributable to the increase in our Regulated Businesses’ revenue.

We evaluate our operating performance using this measure because management believes it is a direct measure of the efficiency of our Regulated Businesses’ operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report. The following table provides a reconciliation that compares O&M and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our O&M efficiency ratio for the three months ended March 31, 2014 as compared to the same period in 2013:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure):

	For the three months ended March 31,
	2014	2013
	(In thousands)
Total O&M	$329,275	$312,203
Less:
O&M—Market-Based Operations	65,840	59,224
O&M—Other	(14,392)	(15,963)
Total Regulated O&M	277,827	268,942
Less:
Regulated purchased water expense	27,082	23,984
Allocation of internal O&M	9,992	9,554
Adjusted Regulated O&M(a)	$240,753	$235,404

Total Operating Revenues	$681,946	$636,137
Less:
Operating revenues—Market-Based Operations	78,798	67,336
Operating revenues—Other	(4,496)	(4,436)
Total Regulated operating revenues	607,644	573,237
Less: Regulated purchased water expense*	27,082	23,984
Adjusted Regulated operating revenues(b)	$580,562	$549,253
Regulated O&M efficiency ratio (a)/(b)	41.5%	42.9%

* Calculation assumes purchased water revenues are equal to purchased water expenses.

Making Efficient Use of Capital. We made capital investments of approximately $175.2 million during the three months ended March 31, 2014. Of this total investment, approximately $173.0 million was for Company-funded capital improvements with the remaining $2.2 million for the acquisition of regulated water and/or wastewater systems.  For the full-year of 2014, we continue to estimate our total capital plan to be approximately $1.1 billion, with approximately $900 million to $1.0 billion allocated to upgrading our infrastructure and systems and $100 million for acquisitions and strategic investment purposes.

Expanding Markets and Developing New Offerings. During the three months ended March 31, 2014, our Regulated Businesses completed the purchase of a regulated water system and another regulated system with both water and wastewater services. These acquisitions added approximately 900 customers to our regulated operations. Also, as previously announced, in January 2014, our Military Services Group, within our Market-Based Operations was awarded a contract for ownership, operation and maintenance of the water and wastewater systems at Hill Air Force Base in Utah and our Homeowner Services Group (“HOS”) expanded its water and sewer line protection programs into Maine, Minnesota and Oklahoma.

Other Matters.

West Virginia Freedom Industries Chemical Spill.  As noted in the Form 10-K, on January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances, 4-methylcyclohexane methanol, or MCHM, and PPH, a mix of polyglycol ethers, into the Elk River near the West Virginia-American Water Company (“WVAWC”) treatment plant in Charleston, West Virginia.  As a result of this event, income before income taxes was reduced by $5.9 million for the three months ended March 31, 2014.

As disclosed in more detail in Part II, Item 1, “Legal Proceedings” in this 10-Q to date, 58 lawsuits have been filed against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone, and Putman counties. (The state court cases have been removed to federal court and are subject to remand motions.)  Many of these lawsuits also name Freedom Industries (which is now in bankruptcy), and a few also name the Company or other Company affiliates.

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

Consolidated Results of Operations and Variances

	Three Months Ended March 31,
	2014	2013	Favorable (Unfavorable) Change
Operating revenues	$681,946	$636,137	$45,809
Operating expenses
Operation and maintenance	329,275	312,203	(17,072)
Depreciation and amortization	106,078	99,649	(6,429)
General taxes	60,767	60,146	(621)
(Gain) loss on asset dispositions and purchases	(270)	(94)	176
Total operating expenses, net	495,850	471,904	(23,946)
Operating income	186,096	164,233	21,863
Other income (expenses)
Interest, net	(73,560)	(78,114)	4,554
Allowance for other funds used during construction	2,201	3,396	(1,195)
Allowance for borrowed funds used during construction	1,483	1,653	(170)
Amortization of debt expense	(1,673)	(1,581)	(92)
Other, net	(1,541)	(776)	(765)
Total other income (expenses)	(73,090)	(75,422)	2,332
Income before income taxes	113,006	88,811	24,195
Provision for income taxes	44,883	31,168	(13,715)
Net income	$68,123	$57,643	$10,480

Income per common share
Basic	$0.38	$0.32
Diluted	$0.38	$0.32
Average common shares outstanding during the period
Basic	178,539	177,327
Diluted	179,457	178,465

The following is a discussion of the consolidated results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating revenues. Consolidated operating revenues for the three months ended March 31, 2014 increased $45.8 million, or 7.2%, compared to the same period in 2013. The increase is the result of higher revenues in our Regulated Businesses segment of $34.4 million, which is mainly attributable to rate increases, incremental revenues from surcharges and amortization of balancing accounts as well as increased usage.  Also, contributing to the higher revenues was an $11.5 million increase in our Market-Based Operations segment primarily due to incremental revenue from our military contracts as a result of increased construction type projects at Fort Meade and Belvoir as well as contract growth in our Homeowner Services Group (“HOS”). For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated O&M for the three months ended March 31, 2014 increased by $17.1 million, or 5.5%, compared to the same period in 2013. The variance is primarily due to higher O&M costs in our Regulated Businesses segment of $8.9 million, principally due to increased production costs and in our Market-Based segment of $6.6 million mainly as a result of incremental cost related to increased activity in our military contracts, corresponding with the increased revenue. For further discussions on the changes in our Regulated and Market-Based segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $6.4 million, or 6.5%, for the three months ended March 31, 2014, compared to the same period in the prior year principally as a result of additional utility plant placed in service, including Phase II of our business transformation project that went into service during the second and fourth quarters of 2013.

Other income (expenses). Other expenses decreased by $2.3 million, or 3.1%, for the three months ended March 31, 2014, compared to the same period in the prior year. The change is primarily due to a reduction in interest expense resulting from interest savings as a result of our 2013 refinancings, offset by a reduction in AFUDC which is mainly attributable to Phase II of our business transformation project being placed into service in the second and fourth quarters of 2013.

Provision for income taxes. Our consolidated provision for income taxes increased $13.7 million, or 44.0%, to $44.9 million for the three months ended March 31, 2014. The effective tax rates for the three months ended March 31, 2014 and 2013 were 39.7% and 35.1%, respectively. The 2013 rate included a $3.3 million tax benefit associated with a legal structure reorganization in our Market-Based segment.  This strategic restructuring allows us to utilize state net operating loss carryforwards, which without the restructuring most likely would not have been utilized prior to their expiration.

Segment Results

We have two operating segments that are also our reportable segments: the Regulated Businesses and the Market-Based Operations. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income before income taxes.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended March 31,
	2014	2013	Increase (Decrease)
	(In thousands)
Operating revenues	$607,644	$573,237	$34,407
Operation and maintenance expense	277,827	268,942	8,885
Operating expenses, net	431,957	415,516	16,441
Income before income taxes	115,028	98,781	16,247

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is generally subject to PUC economic regulation and our results of operations are impacted significantly by rates authorized by the PUCs in the states in which we operate.

Operating revenues increased by $34.4 million, or 6.0%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in revenues is principally due to incremental revenues of approximately $19.8 million attributable to rate increases from rate authorizations for a number of our operating companies and higher consumption which increased revenues by  approximately $5.8 million. Additionally revenues were higher by $5.3 million due to increased surcharge and amortization of balancing accounts.  Lastly, revenues increased by $3.3 million as a result of 2013 acquisitions, with the most significant being the acquisition of Dale Service Corporation (“Dale”) by our Virginia subsidiary in the fourth quarter of 2013.

The following table provides information regarding the Regulated Businesses’ for the periods indicated:

	For the three months ended March 31,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	Operating Revenues (dollars in thousands)				Billed Water Sales Volume (gallons in millions)
Customer Class
Water service
Residential	$353,524	$326,142	$27,382	8.4%	39,937	37,988	1,949	5.1%
Commercial	129,819	114,074	15,745	13.8%	18,989	16,922	2,067	12.2%
Industrial	33,569	28,201	5,368	19.0%	9,815	8,883	932	10.5%
Public and other	83,966	73,953	10,013	13.5%	13,409	11,627	1,782	15.3%
Other water revenues	777	5,134	(4,357)	(84.9%)	—	—	—	—
Billed water services	601,655	547,504	54,151	9.9%	82,150	75,420	6,730	8.9%
Unbilled water services	(26,207)	(5,460)	(20,747)	380.0%
Total water service revenues	575,448	542,044	33,404	6.2%
Wastewater service revenues	22,408	19,884	2,524	12.7%
Other revenues	9,788	11,309	(1,521)	(13.4%)
	$607,644	$573,237	$34,407	6.0%

Water Services – Water service operating revenues for the three months ended March 31, 2014 totaled $575.4 million, a $33.4 million increase, or 6.2%, over the same period of 2013. As described above, this increase is primarily due to rate increases, higher consumption and incremental revenues associated with surcharges and amortization of balancing accounts.  Also, it should be noted that the mix between billed revenues and unbilled revenues for the three months ended March 31, 2014, as compared to the same period in 2013, has changed.  This change is principally the result of the implementation of our Customer Information System “CIS” as part of Phase II of our business transformation project.  At December 31, 2013, unbilled revenues were significantly higher than historical levels due to billing delays in certain accounts.  During the first quarter of 2014, we have addressed a majority of these delayed billings.  Therefore, as a result, the change in unbilled water revenue for the first quarter of 2014 compared to the same period in 2013 has decreased by $20.7 million with a corresponding increase in billed revenues.

Wastewater services – Our subsidiaries provide wastewater services in ten states. Revenues from these services increased $2.5 million, or 12.7%, for the three months ended March 31, 2014, compared to the same period in 2013. The increase is primarily attributable to the Dale acquisition in the fourth quarter of 2013.

Operation and maintenance expense. Operation and maintenance expense increased $8.9 million, or 3.3%, for the three months ended March 31, 2014, compared to the same period in 2013.

The following table provides information regarding operation and maintenance expense for the three months ended March 31, 2014 and 2013, by major expense category:

	For the three months ended March 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$69,259	$60,450	$8,809	14.6%
Employee-related costs	107,181	113,201	(6,020)	(5.3%)
Operating supplies and services	56,265	54,360	1,905	3.5%
Maintenance materials and supplies	20,447	18,279	2,168	11.9%
Customer billing and accounting	13,205	10,172	3,033	29.8%
Other	11,470	12,480	(1,010)	(8.1%)
Total	$277,827	$268,942	$8,885	3.3%

Production costs by major expense type were as follows:

	For the three months ended March 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased Water	$27,082	$23,984	$3,098	12.9%
Fuel and Power	23,918	19,978	3,940	19.7%
Chemicals	10,668	10,604	64	0.6%
Waste Disposal	7,591	5,884	1,707	29.0%
Total	$69,259	$60,450	$8,809	14.6%

Production costs increased overall by $8.8 million, or 14.6%, for the three months ended March 31, 2014, compared to the same period in the prior year.  The higher costs are mainly due to incremental purchased water costs, principally due to price increases in our California subsidiary and higher fuel and power costs due to increased customer demand and higher supplier prices in several of our operating facilities.

Employee-related costs, including salaries and wages, group insurance and pension expense, decreased $6.0 million, or 5.3%, for the three months ended March 31, 2014, compared to the same period in the prior year. These employee-related costs represent approximately 39% and 42% of operation and maintenance expense for the three months ended March 31, 2014 and 2013, respectively.

The following table provides information with respect to components of employee-related costs for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Salaries and wages	$81,083	$78,845	$2,238	2.8%
Pensions	6,820	12,371	(5,551)	(44.9%)
Group insurance	14,365	16,844	(2,479)	(14.7%)
Other benefits	4,913	5,141	(228)	(4.4%)
Total	$107,181	$113,201	$(6,020)	(5.3%)

The overall decrease in employee-related costs for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to a reduction in pension and group insurance expenses, with the primary driver of group insurance being postretirement benefit costs.  These decreases are principally due to the change in the discount rate, which in turn results in decreased contributions, in particular in certain of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Partially offsetting these decreases was an increase in salaries and wages expense for the three months ended March 31, 2014, compared to the same period in 2013. This increase is the result of annual wage increases and increased overtime expense attributable to increased number of main breaks as a result of the harsh winter weather conditions, offset by a reduction in incentive compensation expense due to a lower than expected 2013 incentive compensation payout as well as higher capitalization rates as a result of increased capital projects.

Operating supplies and services include the day-to-day expenses of office operation, legal and other professional services, transportation expenses, information systems rental charges and other office equipment rental charges. These costs increased $1.9 million, or 3.5%, for the three months ended March 31, 2014. The overall increase was primarily due to increased legal costs for our West Virginia subsidiary associated with the Freedom Industries Chemical Spill which occurred in January 2014. Partially offsetting the increase in costs was lower contracted service in the first quarter of 2014 compared to 2013.  This decrease was the result of the inclusion in 2013 of additional costs, mainly as a result of backfilling positions; the use of contractors for certain projects; and incremental costs attributable to the continued maturity of our Enterprise Resource Planning systems in conjunction with the implementation of our business transformation project.

Maintenance materials and supplies, which include emergency repairs as well as costs for preventive maintenance, increased $2.2 million, or 11.9%, for the three months ended March 31, 2014, compared to the same period in 2013 mainly due to an increase in paving and backfilling and other repair costs resulting from the higher number of main breaks due to abnormally harsh winter weather conditions throughout our operating areas.

Customer billing and accounting expenses, which include uncollectible accounts expense, postage and other customer related expenses, increased $3.0 million, or 29.8%, for the three months ended March 31, 2014, respectively, compared to the same period in the prior year.  This increase is primarily due to incremental uncollectible expense associated with an increase in customer accounts receivable attributable to theoverall aging of receivables as well as rate increases.  We believe the aging of our receivables is the result of temporary changes made in our collection process with the implementation of our new Customer Information System in 2013.

Other operation and maintenance expense includes casualty and liability insurance premiums and regulatory costs. The decrease in these costs for the three months ended March 31, 2014, was primarily driven by lower regulatory expenses in one of our operating subsidiaries compared to the same period in the prior year.

Operating expenses. The increase in operating expenses, for the three months ended March 31, 2014, is principally due to the increase in operation and maintenance expense explained above and higher depreciation and amortization expense of $6.9 million. The increase in depreciation and amortization is primarily due to additional utility plant placed in service, including Phase II of our business transformation project.

Market-Based Operations

The following table provides financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended March 31,
	2014	2013	Increase (Decrease)
	(In thousands)
Operating revenues	$78,798	$67,336	$11,462
Operation and maintenance expense	65,840	59,224	6,616
Operating expenses, net	68,812	62,381	6,431
Income before income taxes	10,631	5,671	4,960

Operating revenues. Revenues for the three months ended March 31, 2014 increased $11.5 million, compared to the same period in 2013, due to incremental revenues in our Contract Operations Group of $7.6 million and HOS of $5.3 million due to contract growth mainly with our New York City contracts. The increase in the Contract Operations Group is primarily related to additional revenues from capital project activities associated with our military contracts partially offset by a reduction in revenues attributable to terminated municipal and industrial operations and maintenance contracts in 2013.

Operation and maintenance. Operation and maintenance expense increased $6.6 million, or 11.2%, for the three months ended March 31, 2014.

The following table provides information regarding categories of operation and maintenance expense for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$9,974	$10,059	$(85)	(0.8%)
Employee-related costs	14,566	16,331	(1,765)	(10.8%)
Operating supplies and services	27,779	21,470	6,309	29.4%
Maintenance materials and supplies	11,503	10,586	917	8.7%
Other	2,018	778	1,240	159.4%
Total	$65,840	$59,224	$6,616	11.2%

As noted in the table above, the primary factor contributing to the overall increase was an increase in operating supplies and services. This increase is attributable to the increase in construction project activities for our military contracts and corresponds with the incremental revenues.

Operating expense. The changes in operating expenses for the three months ended March 31, 2014, compared to the same period in 2013, are primarily due to the variances in the operation and maintenance expense explained above.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

We rely on our revolving credit facility, the capital markets and our cash flows from operations to fulfill our short-term liquidity needs, to issue letters of credit and to support our commercial paper program. We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and to the extent necessary, our revolving credit facility. We regularly evaluate the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in the revolving credit facility.

In order to meet our short-term liquidity needs, we, through AWCC, our financing subsidiary, issue commercial paper, which is supported by the revolving credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit and from time to time, for direct borrowings. As of March 31, 2014, AWCC had no outstanding borrowings and $41.0 million of outstanding letters of credit under the revolving credit facility. As of March 31, 2014, AWCC had $1.2 billion available under the credit facility that we can use to fulfill our short-term liquidity needs, to issue letters of credit and support our $638.2 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from operating activities for the three months ended March 31, 2014 were $244.9 million compared to $149.6 million for the three months ended March 31, 2013.

The following table provides a summary of the major items affecting our cash flows from operating activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$68,123	$57,643
Add (subtract):
Non-cash activities (1)	174,110	141,670
Changes in working capital (2)	13,355	(19,922)
Pension and postretirement healthcare contributions	(10,714)	(29,766)
Net cash flows provided by operations	$244,874	$149,625
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

Our working capital needs are primarily limited to funding the increase in our customer accounts receivable and unbilled revenues which is mainly associated with the revenue increase as a result of rate increases in our Regulated Businesses. We address this timing issue through the aforementioned liquidity funding mechanisms. Our cash collections for our Regulated Businesses’ accounts receivable, some of which were unbilled as December 31, 2013, showed improvement during the first quarter of 2014 compared to the second half of 2013. In the second half of 2013, the rate of cash collections in particular in those states in which we implemented CIS in the second quarter of 2013, were slower than historical payment patterns. We believe this degradation in cash collections to be as a result of certain implementation decisions, made as part of the CIS implementation, including such items as the manual validation of bills prior to being mailed to customers and decreased collection efforts. Therefore, we believe this situation to be only temporary in nature. Although cash collections increased during the first quarter of 2014, there are no assurances that this rate of cash collections will continue or be consistent with previous historical collection patterns.

The increase in cash flows from operating activities was primarily due to higher net income adjusted for non-cash activities, the changes in working capital and a reduction in pension and postretirement benefit contributions. The increase in working capital for the three months ended March 31, 2014 compared to the same period in the prior year is principally the result of increased processing of payments, accounts payable and accrued expenses, in the first quarter of 2013, which was attributed to delays in payment of vendor invoices in the latter portion of 2012 as a result of the implementation of Phase I of our business transformation project.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net capital expenditures	$(192,466)	$(213,086)
Proceeds from sale of assets	243	280
Acquisitions	(2,279)	(2,836)
Other investing activities, net (1)	(10,698)	(12,068)
Net cash flows used in investing activities	$(205,200)	$(227,710)
(1)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

Cash flows used in investing activities for the three months ended March 31, 2014 was $205.2 million compared to $227.7 million for the three months ended March 31, 2013. The decrease in net capital expenditures is primarily due to the inclusion in 2013 of capital spending for our business transformation project.

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

As previously noted AWCC is a wholly-owned finance subsidiary of American Water Works Company, Inc. (the “parent company”). Based on the needs of our regulated subsidiaries and the parent company, AWCC borrows in the capital markets and then, through intercompany loans, provides those borrowings to the regulated subsidiaries and the parent company. The regulated subsidiaries and the parent company are obligated to pay their portion of the respective principal and interest to AWCC in the amount necessary to enable AWCC to meet its debt service obligations. Because the parent company borrowings are not a source of capital for the Company’s regulated subsidiaries, the Company is not able to recover the interest charges on parent company debt through regulated water and wastewater rates.

Our intent is to utilize commercial paper for short-term liquidity as commercial paper borrowings have historically been more flexible and a lower cost option. However, if necessary we utilize our credit facility to complement our borrowings in the commercial paper market. Certain disruptions in the money market sector of the debt capital markets may make borrowings under our revolving credit facility more efficient and/or a lower cost alternative to commercial paper.

No long-term debt was issued during the first three months of 2014.

The following long-term debt was retired through optional redemption, sinking fund provisions or payment at maturity during the first three months of 2014:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes - fixed rate	6.00%	2039	$4
Other subsidiaries	Private activity bonds and government funded debt -fixed rate	0.00%-5.25%	2014-2041	2,181
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other subsidiaries	Capital lease payments			7
Total retirements and redemptions				$3,392

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other viable transactions.

Credit Facilities and Short-Term Debt

Short-term debt balance, consisting of commercial paper, net of discount, amounted to $638.2 million at March 31, 2014.

The following table provides information as of March 31, 2014 regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under our revolving credit facility.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
March 31, 2014	$1,250,000	$1,208,954	$150,000	$108,954	$638,227	$-

The weighted-average interest rate on short-term borrowings for the three months ended March 31, 2014 and 2013 was approximately 0.32% and 0.41%, respectively.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At	At
	March 31,	December 31,
	2014	2013
Total common stockholders' equity	45%	45%
Long-term debt and redeemable preferred stock at redemption value	49%	49%
Short-term debt and current portion of long-term debt	6%	6%
	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we, or our subsidiaries, may be restricted in the ability to pay dividends, issue new debt or access our revolving credit facility. We were in compliance with our covenants as of March 31, 2014. As of April 30, 2014, two of our smaller operating companies are in technical non-compliance with certain of their reporting requirements.  However, there is no impact on their financial health or their ability to access capital. Our failure to comply with restrictive covenants under our credit facility could accelerate repayment obligations. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. As of March 31, 2014, our ratio was 0.55 to 1.00 and therefore we were in compliance with the covenant.

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

The following table shows the Company’s securities ratings as of March 31, 2014:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa1	A‑
Commercial paper	P2	A2

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

On March 3, 2014, we made a cash dividend payment of $0.28 per share to all shareholders of record as of February 3, 2014.   In order to take advantage of existing 2012 tax rates, the cash dividend payment that would have historically been paid in March 2013 was paid in December 2012.

On April 29, 2014 our board of directors declared a quarterly cash dividend payment of $0.31 per share payable on June 2, 2014 to all shareholders of record as of May 12, 2014.

Market Risk

There have been no significant changes to our market risk since December 31, 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” in our Form 10-K for the year ended December 31, 2013 filed with the SEC for a discussion of our critical accounting policies.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of March 31, 2014 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "Form 10-K") in Part I, Item 1, "Legal Proceedings."

Alternative Water Supply in Lieu of Carmel River Diversions

The Form 10-K describes the Complaint for Declaratory Relief filed by California-American Water Company ("CAWC") against the Marina Coast Water District ("MCWD") and the Monterey County Water Resources Agency ("MCWRA"), which, following a transfer of the case, is before the San Francisco County Superior Court.  The Complaint seeks a determination by the Court as to whether the certain agreements related to the now-abandoned Regional Desalination Project are void as a result of the alleged conflict of interest of a former director of MCWRA (described in the Form 10-K), or remained valid. Subsequent to the filing of the Form 10-K, the former director entered a plea of no contest to, among other things, a felony violation of California Government Code section 1090 (“Section 1090”), which precludes public officials from being financially interested in any contract made by them in their official capacity.

MCWD filed a Cross-Complaint against CAWC and MCWRA, and a Motion for Summary Judgment and Summary Adjudication seeking a determination that the agreements are valid.  In its pleadings, MCWD asserts that CAWC’s action was barred by a 60-day statute of limitations applicable to certain contracts entered into by the MCWD and to certain contracts entered into by the MCWRA.  MCWD also argued that the Court does not have jurisdiction to determine the validity of the agreements on the basis that the agreements were approved by final decisions of the California Public Utilities Commission (the “CPUC”), and under the California Public Utilities Code, superior courts are prohibited from exercising jurisdiction to decide matters that would interfere with the CPUC's policies or performance of its duties.

On February 25, 2014, the Court ruled that CAWC's action was barred by the 60-day statutes of limitations.  However, the Court also ruled that MCWRA had a four-year statute of limitations under California Government Code section 1092(b), which invalidates contracts made in violation of Section 1090.  Therefore, the Court held that MCWRA's time for challenging the validity of the agreements had not expired.  The Court also denied MCWD's motion for a summary adjudication that the agreements were valid or that the Court did not have jurisdiction to determine the validity of the agreements.  MCWRA subsequently filed a motion with the Court seeking leave to file a cross-complaint for declaratory relief on the basis that the actions of the former director renders the agreements void.  On April 15, 2014, the Court granted MCWRA’s motion, and on April 16, 2014, MCWRA filed a cross-complaint against MCWD, contending that the agreements were void as a result of the former director's conduct and financial interest in the agreements.  MCWRA seeks a declaration of the parties' rights and duties under the agreements and a declaration that the agreements are void.

The Form 10-K also describes the filing by California-American Water Company ("CAWC") of a formal claim with Marina Coast Water District ("MCWD") seeking monetary damages from MCWD, and the Board of MCWD's notice that it rejected CAWC's claim.  As noted in the Form 10-K, CAWC and MCWD entered into a tolling agreement and extensions of the agreement with respect to CAWC's claims, which toll applicable statutes of limitations and the deadline for a commencement of litigation regarding CAWC's claims until March 1, 2014.  A subsequent agreement between CAWC and MCWD extended the tolling and deadline for the commencement of litigation to August 1, 2014.

Water Treatment Residuals Disposal Matters

The Form 10-K describes CAWC's advice to the Monterey County Health Department ("MCHD") that, based on an analysis requested by MCHD, it appears that some of the residual wastes from CAWC’s Ambler Park, Toro and Ryan Ranch water treatment plants may have exceeded California hazardous waste soluble threshold limit concentration requirements and should therefore have not been disposed of at the non-hazardous waste disposal facilities to which they were transported.  The Form 10-K also referenced communications between the Company and the Monterey County District Attorney's Office, which advised CAWC that it received a report from MCHD that CAWC had transported and disposed such hazardous wastes in violation of applicable provisions of the California Health and Safety Code and the California Business and Professions Code.  In April 2014, following further discussions, CAWC and the District Attorney entered into a Stipulation for Entry of Judgment designed to settle the matter, and the Superior Court of Monterey County, following its approval of the settlement on April 11, 2014, issued a Stipulated Judgment.  Under the Stipulated Judgment, which did not constitute an admission by CAWC regarding any issue of fact alleged in the District Attorney's simultaneously-filed complaint, the Court permanently enjoined CAWC from engaging in violations of the California Health and Safety Code and related regulatory provisions and ordered CAWC to pay $389,855 (including $325,000 in civil penalties, $4,855 in costs, and $60,000 for a supplemental environmental project).

West Virginia Elk River Chemical Spill

The Form 10-K describes events related to the leakage of two substances (the substances are 4-methylcyclohexane methanol (“MCHM”), and PPH/DiPPH, a mix of polyglycol ethers) from a chemical storage tank owned by Freedom Industries, Inc. into the Elk River near the West Virginia-American Water Company ("WVAWC") treatment plant intake in Charleston, West Virginia, and litigation that has ensued in connection with the matter. To date, 58 lawsuits have been filed against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone, and Putman counties. The state court cases were removed to the United States District Court for the Southern District of West Virginia, but are subject to motions to remand the cases to the state courts.

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

Moreover, by a letter dated February 18, 2014, and as summarized in the Form 10-K in Item 1A, “Risk Factors,” a purported stockholder made a demand that the Company's board of directors take action to remedy alleged breaches of fiduciary duties by all of the members of the board and the Company’s President and Chief Operating Officer, Regulated Operations in connection with this matter.  The stockholder asserts his belief that the directors and officers breached their duties of loyalty and care and good faith when they knowingly and/or recklessly failed to monitor, protect and maintain the Company's valuable business operations and its reputation and goodwill in the marketplace.  The board of directors has appointed a demand review committee that, with the assistance of independent counsel, will, among other things, investigate, evaluate and make recommendations to the board of directors based on its investigation. Once it has received the committee’s recommendations, the board of directors will determine the appropriate response to the demand letter.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2013, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

*10.1	2014 Annual Incentive Plan Highlights Brochure

*10.2	Employment Letter Agreement between Linda G. Sullivan and American Water Works Company, Inc. dated March 10, 2014

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for ML2 – L5

*10.3A	Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for ML2 – L5

*10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for ML2 – L5

*10.4A	Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for ML2 – L5

*10.5	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for ML2 – L5

*10.5A	Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for ML2 – L5

*10.6	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for ML2 – L5

*10.6A	Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for ML2 – L5

*10.7	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for Jeffry E. Sterba

*10.8	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for Jeffry E. Sterba

*10.9	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for Jeffry E. Sterba

*10.10	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for Jeffry E. Sterba

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 7, 2014 , formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 2014.

AMERICAN WATER WORKS COMPANY, INC. (REGISTRANT)

/S/ Jeffry Sterba
Jeffry Sterba President and Chief Executive Officer Principal Executive Officer

/S/ Susan N. Story
Susan N. Story Senior Vice President and Chief Financial Officer Principal Financial Officer

/S/ Mark Chesla
Mark Chesla Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	2014 Annual Incentive Plan Highlights Brochure

*10.2	Employment Letter Agreement between Linda G. Sullivan and American Water Works Company, Inc. dated March 10, 2014

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for ML2 – L5

*10.3A	Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for ML2 – L5

*10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for ML2 – L5

*10.4A	Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for ML2 – L5

*10.5	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for ML2 – L5

*10.5A	Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for ML2 – L5

*10.6	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for ML2 – L5

*10.6A	Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for ML2 – L5

*10.7	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for Jeffry E. Sterba

*10.8	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for Jeffry E. Sterba

*10.9	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for Jeffry E. Sterba

*10.10	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for Jeffry E. Sterba

*31.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Jeffry Sterba, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Susan N. Story, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 7, 2014 , formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.