Form 10-Q
period 2014-06-30
American Water Works Company, Inc.
filed 2014-08-06
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.01 par value per share	179,148,915 shares

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Property plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,965,888 at June 30 and $3,894,326 at December 31	$12,445,097	$12,244,359
Nonutility property, net of accumulated depreciation of $243,330 at June 30 and $228,465 at December 31	137,414	146,803
Total property, plant and equipment	12,582,511	12,391,162
Current assets
Cash and cash equivalents	32,133	26,964
Restricted funds	21,537	28,505
Accounts receivable	277,780	244,568
Allowance for uncollectible accounts	(37,868)	(33,953)
Unbilled revenues	224,581	217,147
Income taxes receivable	6,290	5,778
Materials and supplies	36,845	32,973
Deferred income taxes	119,144	18,609
Other	27,193	28,408
Total current assets	707,635	568,999
Regulatory and other long-term assets
Regulatory assets	848,352	858,465
Restricted funds	19,647	754
Goodwill	1,208,065	1,207,764
Other	60,237	60,998
Total regulatory and other long-term assets	2,136,301	2,127,981
TOTAL ASSETS	$15,426,447	$15,088,142

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2014	2013
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($0.01 par value, 500,000 shares authorized, 179,141 shares outstanding at June 30 and 178,379 at December 31)	$1,791	$1,784
Paid-in-capital	6,290,402	6,261,396
Accumulated deficit	(1,374,174)	(1,495,698)
Accumulated other comprehensive loss	(34,671)	(34,635)
Treasury stock	(10,222)	(5,043)
Total common stockholders' equity	4,873,126	4,727,804
Long-term debt
Long-term debt	5,217,544	5,212,881
Redeemable preferred stock at redemption value	15,964	17,177
Total capitalization	10,106,634	9,957,862
Current liabilities
Short-term debt	702,438	630,307
Current portion of long-term debt	15,030	14,174
Accounts payable	192,441	264,589
Taxes accrued	37,579	32,400
Interest accrued	55,545	52,087
Other	231,878	241,976
Total current liabilities	1,234,911	1,235,533
Regulatory and other long-term liabilities
Advances for construction	370,123	375,729
Deferred income taxes	2,027,483	1,840,697
Deferred investment tax credits	25,711	26,408
Regulatory liabilities	382,511	373,319
Accrued pension expense	98,672	108,542
Accrued postretirement benefit expense	88,362	88,419
Other	37,712	38,929
Total regulatory and other long-term liabilities	3,030,574	2,852,043
Contributions in aid of construction	1,054,328	1,042,704
Commitments and contingencies (See Note 10)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$15,426,447	$15,088,142

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues	$759,159	$724,265	$1,441,105	$1,360,402
Operating expenses
Operation and maintenance	342,974	323,320	672,249	635,523
Depreciation and amortization	105,862	101,366	211,940	201,015
General taxes	56,894	57,806	117,661	117,952
(Gain) loss on asset dispositions and purchases	(345)	(114)	(615)	(208)
Total operating expenses, net	505,385	482,378	1,001,235	954,282
Operating income	253,774	241,887	439,870	406,120
Other income (expenses)
Interest, net	(73,668)	(77,757)	(147,228)	(155,871)
Allowance for other funds used during construction	2,058	3,699	4,259	7,095
Allowance for borrowed funds used during construction	1,271	1,770	2,754	3,423
Amortization of debt expense	(1,629)	(1,624)	(3,302)	(3,205)
Other, net	(317)	(256)	(1,858)	(1,032)
Total other income (expenses)	(72,285)	(74,168)	(145,375)	(149,590)
Income before income taxes	181,489	167,719	294,495	256,530
Provision for income taxes	72,190	66,456	117,073	97,624
Net income	$109,299	$101,263	$177,422	$158,906

Other comprehensive income (loss), net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $26 and $27 for the three months and $53 and $55 for the six months, respectively	42	44	83	87
Actuarial loss, net of tax of $(5) and $1,425 for the three months and $(10) and $2,849 for the six months, respectively	(8)	2,227	(15)	4,455
Foreign currency translation adjustment	446	(453)	(104)	(819)
Other comprehensive income (loss)	480	1,818	(36)	3,723
Comprehensive income	$109,779	$103,081	$177,386	$162,629

Basic earnings per share	$0.61	$0.57	$0.99	$0.89
Diluted earnings per share	$0.61	$0.57	$0.99	$0.89
Average common shares outstanding during the period
Basic	178,863	177,716	178,702	177,522
Diluted	179,693	178,910	179,512	178,716
Dividends declared per common share	$0.31	$0.28	$0.31	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177,422	$158,906
Adjustments
Depreciation and amortization	211,940	201,015
Provision for deferred income taxes	108,991	91,930
Amortization of deferred investment tax credits	(697)	(751)
Provision for losses on accounts receivable	17,014	9,056
Allowance for other funds used during construction	(4,259)	(7,095)
Gain on asset dispositions and purchases	(615)	(208)
Pension and non-pension postretirement benefits	12,038	39,036
Stock-based compensation expense	6,882	6,462
Other, net	19,751	(9,853)
Changes in assets and liabilities
Receivables and unbilled revenues	(53,745)	(64,675)
Taxes receivable, including income taxes	(512)	(228)
Other current assets	(13,969)	(5,299)
Pension and non-pension postretirement benefit contributions	(21,433)	(59,493)
Accounts payable	(55,626)	(32,243)
Taxes accrued, including income taxes	5,179	1,876
Interest accrued	3,458	721
Change in book overdraft	36,521	(12,870)
Other current liabilities	2,275	(26,090)
Net cash provided by operating activities	450,615	290,197
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(401,781)	(429,830)
Acquisitions	(2,869)	(4,602)
Proceeds from sale of assets	665	580
Removal costs from property, plant and equipment retirements, net	(31,366)	(30,426)
Net funds (restricted) released	(2,823)	4,891
Net cash used in investing activities	(438,174)	(459,387)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	0	1,378
Repayment of long-term debt	(3,365)	(5,709)
Proceeds from short-term borrowings with maturities greater than three months	35,000	0
Repayment of short-term borrowings with maturities greater than three months	(256,000)	0
Net short-term borrowings with maturities less than three months	293,131	196,477
Proceeds from issuances of employee stock plans and DRIP	12,169	14,780
Advances and contributions for construction, net of refunds of $10,459 and $9,136 at June 30, 2014 and 2013, respectively	8,401	10,861
Redemption of preferred stock	(1,200)	(2,920)
Dividends paid	(105,390)	(49,744)
Other	9,982	0
Net cash (used in) provided by financing activities	(7,272)	165,123
Net increase (decrease) in cash and cash equivalents	5,169	(4,067)
Cash and cash equivalents at beginning of period	26,964	24,433
Cash and cash equivalents at end of period	$32,133	$20,366
Non-cash investing activity:
Capital expenditures acquired on account but unpaid at end of period	$115,127	$94,889
Non-cash financing activity:
Advances and contributions	$6,060	$6,681
Long-term debt issued	$9,977	$0
Long-term debt retired	$(875)	$0

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders' Equity
Balance at December 31, 2013	178,379	$1,784	$6,261,396	$(1,495,698)	$(34,635)	(132)	$(5,043)	$0	$4,727,804
Net income	0	0	0	177,422	0	0	0	0	177,422
Direct stock reinvestment and purchase plan, net of expense of $14	23	0	1,017	0	0	0	0	0	1,017
Employee stock purchase plan	53	0	2,347	0	0	0	0	0	2,347
Stock-based compensation activity	686	7	25,642	(417)	0	(122)	(5,179)	0	20,053
Other comprehensive loss, net of tax of $43	0	0	0	0	(36)	0	0	0	(36)
Dividends	0	0	0	(55,481)	0	0	0	0	(55,481)
Balance at June 30, 2014	179,141	$1,791	$6,290,402	$(1,374,174)	$(34,671)	(254)	$(10,222)	$0	$4,873,126

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders' Equity
Balance at December 31, 2012	176,988	$1,770	$6,222,644	$(1,664,955)	$(116,191)	0	$0	$1,720	$4,444,988
Net income	0	0	0	158,906	0	0	0	0	158,906
Direct stock reinvestment and purchase plan, net of expense of $22	23	0	892	0	0	0	0	0	892
Employee stock purchase plan	55	1	2,185	0	0	0	0	0	2,186
Stock-based compensation activity	877	8	18,130	(200)	0	(132)	(5,043)	0	12,895
Subsidiary preferred stock redemption	0	0	0	0	0	0	0	(1,720)	(1,720)
Other comprehensive income, net of tax of $2,904	0	0	0	0	3,723	0	0	0	3,723
Dividends	0	0	0	(49,744)	0	0	0	0	(49,744)
Balance at June 30, 2013	177,943	$1,779	$6,243,851	$(1,555,993)	$(112,468)	(132)	$(5,043)	$0	$4,572,126

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at June 30, 2014, the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 and 2013, the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Certain reclassifications have been made to previously reported data to conform to the current presentation.   In 2014 the Company revised the 2013 balance sheet to classify $18,609 of deferred income taxes as current rather than non-current.  The change in classification was not material to the previously issued financial statements.

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

The following recently announced accounting standards are not yet required to be adopted by the Company:

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

Revenue from Contracts with Customers

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning January 1, 2017 and early adoption is not permitted. The new guidance allows for either full retrospective adoption, meaning the guidance is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is evaluating the new guidance, the best transition method and the impact the new standard will have on its results of operations, financial position or cash flows.

Accounting for Stock-based Compensation with Performance Targets

In June 2014, the FASB issued guidance for the accounting for stock-based compensation tied to performance targets. The amendments clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value and compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Note 3: Acquisitions

Acquisitions

During the six-month period ended June 30, 2014, the Company closed on five acquisitions: four regulated water systems and one regulated water and wastewater system. The aggregate purchase price of these acquisitions totaled $2,869. Assets acquired, principally plant, totaled $5,985. Liabilities assumed totaled $3,117, including contributions in aid of construction of $1,425 and debt of $1,683.

Note 4: Goodwill

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year. Interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. The Company has determined no such triggering event had occurred during the six months ended June 30, 2014.

The change in the Company’s goodwill assets, as allocated between the reporting units is as follows:

	Regulated Unit		Market-Based Operations		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net

Balance at January 1, 2014	$3,412,063	$(2,332,670)	$235,990	$(107,619)	$3,648,053	$(2,440,289)	$1,207,764
Goodwill from acquisitions	301	0	0	0	301	0	301
Balance at June 30, 2014	$3,412,364	$(2,332,670)	$235,990	$(107,619)	$3,648,354	$(2,440,289)	$1,208,065

Balance at January 1, 2013	$3,411,549	$(2,332,670)	$235,990	$(107,619)	$3,647,539	$(2,440,289)	$1,207,250
Reclassifications and other activity	86	0	0	0	86	0	86
Balance at June 30, 2013	$3,411,635	$(2,332,670)	$235,990	$(107,619)	$3,647,625	$(2,440,289)	$1,207,336

Note 5: Stockholders’ Equity

Common Stock

Under American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”), stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through the plan administrator without commission fees. The Company’s plan administrator may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The plan administrator may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of June 30, 2014, there were 4,632 shares available for future issuance under the DRIP.

The following table summarizes information regarding issuances under the DRIP for the six months ended June 30, 2014 and 2013:

	2014	2013
Shares of common stock issued	23	23
Cash proceeds received	$1,031	$914

Cash dividend payments made during the three-month periods ended March 31 and June 30 were as follows:

	2014	2013
Dividends per share, three months ended:
March 31	$0.28	$0.00
June 30	$0.31	$0.28

Total dividends paid, three months ended:
March 31	$49,968	$0
June 30	$55,422	$49,744

The March 31, 2014 payment included $49,909 of dividends accrued as of December 31, 2013.

On July 30, 2014, the Company declared a quarterly cash dividend of $0.31 per share, payable on September 2, 2014 to shareholders of record as of August 11, 2014.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2014 and 2013, respectively:

	Defined Benefit Plans
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2014	$(69,711)	$713	$31,150	$3,213	$(34,635)
Other comprehensive income (loss) before reclassifications	0	0	0	(104)	(104)
Amounts reclassified from accumulated other comprehensive income (loss)	0	83	(15)	0	68
Other comprehensive income (loss) for the period	0	83	(15)	(104)	(36)
Ending balance at June 30, 2014	$(69,711)	$796	$31,135	$3,109	$(34,671)

Beginning balance at January 1, 2013	$(143,183)	$539	$22,239	$4,214	$(116,191)
Other comprehensive income (loss) before reclassifications	0	0	0	(819)	(819)
Amounts reclassified from accumulated other comprehensive income (loss)	0	87	4,455	0	4,542
Other comprehensive income (loss) for the period	0	87	4,455	(819)	3,723
Ending balance at June 30, 2013	$(143,183)	$626	$26,694	$3,395	$(112,468)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive income (loss) directly to net income in its entirety. These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 9)

Stock-Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of June 30, 2014, a total of 8,797 shares were available for grant under the Plan. Shares issued under the Plan may be authorized-but-unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$702	$1,100	$1,357	$1,852
Restricted stock units	3,321	3,177	5,240	4,334
Employee stock purchase plan	148	143	285	276
Stock-based compensation in operation and maintenance expense	4,171	4,420	6,882	6,462
Income tax benefit	(1,627)	(1,724)	(2,684)	(2,520)
After-tax stock-based compensation expense	$2,544	$2,696	$4,198	$3,942

There were no significant stock-based compensation costs capitalized during the six months ended June 30, 2014 and 2013, respectively.

Stock Options

In the first six months of 2014, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2014. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted through June 30, 2014:

Dividend yield	2.55%
Expected volatility	17.75%
Risk-free interest rate	1.06%
Expected life (years)	3.6
Exercise price	$44.29
Grant date fair value per share	$4.57

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2014, $2,971 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.5 years.

The table below summarizes stock option activity for the six months ended June 30, 2014:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	2,055	$28.80
Granted	491	44.29
Forfeited or expired	(11)	37.32
Exercised	(350)	25.95
Options outstanding at June 30, 2014	2,185	$32.69	4.3	$36,614
Exercisable at June 30, 2014	1,320	$27.14	3.2	$29,454

The following table summarizes additional information regarding stock options exercised during the six months ended June 30, 2014 and 2013:

	2014	2013
Intrinsic value	$6,691	$9,246
Exercise proceeds	9,075	11,956
Income tax benefit	1,951	2,711

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

In the first six months of 2014, the Company granted restricted stock units, both with and without performance conditions, to certain employees and non-employee directors under the Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1, 2014 and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1, 2014 (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market conditions are valued using a Monte Carlo model.

Weighted-average assumptions used in the Monte Carlo simulation are as follows for restricted stock units with market conditions granted through June 30, 2014:

Expected volatility	17.78%
Risk-free interest rate	0.75%
Expected life (years)	3

The grant date fair value of the restricted stock unit awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of June 30, 2014, $9,529 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.2 years.

The table below summarizes restricted stock unit activity for the six months ended June 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2014	539	$36.27
Granted	228	45.45
Performance share adjustment	113	30.34
Vested	(325)	31.77
Forfeited	(5)	39.44
Non-vested total at June 30, 2014	550	$41.48

The following table summarizes additional information regarding restricted stock units distributed during the six months ended June 30, 2014 and 2013:

	2014	2013
Intrinsic value	$14,266	$13,559
Income tax benefit	1,551	2,049

 If dividends are paid with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $417 and $200 to retained earnings during the six months ended June 30, 2014 and 2013, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of June 30, 2014, there were 1,310 shares of common stock reserved for issuance under the ESPP. During the six months ended June 30, 2014, the Company issued 53 shares under the ESPP.

Note 6: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity	June 30, 2014	December 31, 2013

Long-term debt of American Water Capital Corp. ("AWCC") (a)
Private activity bonds and government funded debt
Fixed rate	1.79%-6.75%	5.61%	2018-2040	$332,415	$330,732
Senior notes
Fixed rate	3.85%-8.27%	5.69%	2016-2042	3,312,752	3,312,761
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.67%	2014-2041	869,476	863,716
Mortgage bonds
Fixed rate	4.29%-9.71%	7.41%	2015-2039	676,500	676,500
Mandatorily redeemable preferred stock	8.47%-9.75%	8.61%	2019-2036	17,702	18,902
Capital lease obligations	12.17%	12.17%	2026	899	913
Long-term debt				5,209,744	5,203,524
Unamortized debt, net (b)				34,323	35,984
Interest rate swap fair value adjustment				4,471	4,724
Total long-term debt				$5,248,538	$5,244,232

(a)    AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.

(b)     Primarily fair value adjustments previously recognized in acquisition purchase accounting.

The Company issued the following long-term debt during 2014.

Company	Type	Rate	Maturity	Amount
Other subsidiaries (1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2033	$9,977

(1)     Issuance which was initially kept in Trust pending the Company’s certification that it has incurred qualifying capital expenditures.  This issuance has been presented as non-cash in the accompanying Consolidated Statements of Cash Flows.

The Company also assumed debt of $1,683 related to an acquisition in the second quarter of 2014.

The following long-term debt was retired through sinking fund payments and maturities during 2014:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Senior notes—fixed rate	6.00%	2039	$9
Other subsidiaries (1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.25%	2014-2041	4,217
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other subsidiaries	Capital lease payments			14
Total retirements and redemptions				$5,440

(1) Includes $875 of non-cash defeasance via the use of restricted funds

Interest income included in interest, net is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$2,126	$2,845	$5,503	$5,680

The Company has an interest rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company pays variable interest of six-month LIBOR plus 3.422%. The swap is accounted for as a fair-value hedge and matures with the fixed-rate debt in 2017.

The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

Balance sheet classification	June 30, 2014	December 31, 2013
Regulatory and other long-term assets
Other	$4,573	$4,776
Long-term debt
Long-term debt	4,471	4,724

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income statement classification	2014	2013	2014	2013
Interest, net
Gain (loss) on swap	$174	$(2,381)	$(203)	$(3,054)
Gain (loss) on borrowing	(75)	2,132	253	2,680
Hedge ineffectiveness	99	(249)	50	(374)

Note 7: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $702,438 (net of discount of $69) at June 30, 2014 and $630,307 (net of discount of $193) at December 31, 2013. During the first six months of 2014, the Company borrowed $35,000 with maturities greater than three months, and repaid $35,000 and $221,000 borrowed in 2014 and 2013, respectively, with maturities greater than three months.

Note 8: Income Taxes

The Company’s estimated annual effective tax rate was 39.8% for the six months ended June 30, 2014 and June 30, 2013, excluding various discrete items.

The Company’s actual effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Actual effective tax rate	39.8%	39.6%	39.8%	38.1%

Included in 2013 are discrete items including $3,274 of tax benefits associated with an entity reorganization within the Company’s Market-Based Operations segment that allowed for the utilization of state net operating loss carryforwards and the release of a valuation allowance.

Current deferred tax assets increased in 2014 due to the expected utilization of certain tax attributes within the next 12 months.

Note 9: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Components of net periodic pension benefit cost
Service cost	$7,944	$9,468	$15,887	$18,936
Interest cost	19,163	17,024	38,326	34,048
Expected return on plan assets	(23,710)	(22,107)	(47,419)	(44,214)
Amortization of:
Prior service cost (credit)	181	181	362	362
Actuarial (gain) loss	(32)	9,292	(65)	18,585
Net periodic pension benefit cost	$3,546	$13,858	$7,091	$27,717

Components of net periodic other postretirement benefit cost
Service cost	$2,765	$3,821	$5,529	$7,641
Interest cost	7,151	7,175	14,302	14,350
Expected return on plan assets	(6,875)	(7,571)	(13,750)	(15,142)
Amortization of:
Prior service cost (credit)	(547)	(547)	(1,094)	(1,094)
Actuarial (gain) loss	(20)	2,782	(40)	5,564
Net periodic other postretirement benefit cost	$2,474	$5,660	$4,947	$11,319

The Company contributed $15,365 to its defined benefit pension plans in the first six months of 2014 and expects to contribute $22,100 during the balance of 2014. In addition, the Company contributed $6,068 for the funding of its other postretirement plans in the first six months of 2014 and expects to contribute $6,069 during the balance of 2014.

Note 10: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At June 30, 2014, the Company has accrued approximately $1,700 as probable costs and it is reasonably possible that additional losses could range up to $31,400 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows, individually or in the aggregate.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2064 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,264,137 at June 30, 2014. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2014 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $920,680 at June 30, 2014. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

In addition to the reasonably possible amounts disclosed above, in September 2010, the Company declared an “impasse” in negotiations of its national benefits agreement with most of the labor unions representing employees in the Regulated Businesses. The prior agreement expired on July 31, 2010; however, negotiations did not produce a new agreement. The Company implemented its last, best and final offer on January 1, 2011 to enable the Company to provide health care coverage for its employees in accordance with terms of the offer. The unions challenged the Company’s right to implement its last, best, and final offer. In this regard, following the filing by the Utility Workers Union of America of an unfair labor practice charge, the National Labor Relations Board (“NLRB”) issued a complaint against the Company in January 2012, claiming that the Company implemented the last, best and final offer without providing sufficient notice of the existence of a dispute with the Federal Mediation and Conciliation Service, a state mediation agency, and several state departments of labor, in violation of Section 8(d)(3) of the National Labor Relations Act (the “NLRA”) and, therefore, the Company failed and refused to bargain with the union in violation of Sections 8(a)(1) and 8(a)(5) of the NLRA. The Company asserted that it did, in fact, provide sufficient notice under the circumstances pertaining to the negotiations.

On October 16, 2012, the NLRB Administrative Law Judge hearing the matter ruled that, although the Company did provide sufficient notification to the Federal Mediation and Conciliation Service, it did not provide notice to the state agencies, in violation of Section 8(d)(3) of the NLRA and, consequently, the Company violated Sections 8(a)(1) and 8(a)(5) of the NLRA. The Administrative Law Judge ordered, among other things, that the Company cease and desist from implementing the terms of its last, best and final offer without complying with the requirements of Section 8(d)(3) of the NLRA and make whole all affected employees for losses suffered as a result of the Company’s implementation of its last, best and final offer.

In November 2012, the Company filed exceptions to the decision of the Administrative Law Judge in order to obtain a review by the full NRLB.  The NLRB delegated its authority in the proceeding to a three member panel, which decided, on July 31, 2014, to affirm the Administrative Law Judge’s decision and order, subject to certain modifications, including the requirement that in addition to lump sum awards to make whole all affected employees for losses suffered as a result of the Company’s implementation of its last, best and final offer, the Company must compensate the affected employees for the adverse tax consequences, if any, of receiving the lump sum “make whole” payments.

On August 1, 2014, the Company filed an appeal of the NLRB’s ruling with the United States Court of Appeals for the Seventh Circuit.

The “make whole” order, if upheld on appeal, would require the Company to provide back pay plus interest, from January 1, 2011 through the date of the final determination, as well as any applicable tax reimbursement. Based on current assumptions, the Company estimates that the cash impact could be up to the range of $3,500 to $4,500 per year (exclusive of any additional tax compensation payments), with the total impact dependent on the length of time the issue remains unresolved.

Note 11: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $2,200 and $3,300 at June 30, 2014 and December 31, 2013, respectively. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at June 30, 2014 and December 31, 2013 include $7,645 and $8,027, respectively, related to the NOAA agreement.

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

The following is a reconciliation of the Company’s net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2014	2013	2014	2013
Net income	$109,299	$101,263	$177,422	$158,906
Less: Distributed earnings to common shareholders	55,647	49,913	105,775	49,922
Less: Distributed earnings to participating securities	17	22	32	22
Undistributed earnings	53,635	51,328	71,615	108,962
Undistributed earnings allocated to common shareholders	53,619	51,307	71,593	108,921
Undistributed earnings allocated to participating securities	16	21	22	41
Total income available to common shareholders, basic	$109,266	$101,220	$177,368	$158,843

Weighted-average common shares outstanding, basic	178,863	177,716	178,702	177,522
Basic net income per common share	$0.61	$0.57	$0.99	$0.89

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

The following is a reconciliation of the Company’s net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted	2014	2013	2014	2013
Total income available to common shareholders, basic	$109,266	$101,220	$177,368	$158,843
Undistributed earnings for participating securities	16	21	22	41
Total income available to common shareholders, diluted	$109,282	$101,241	$177,390	$158,884

Weighted-average common shares outstanding, basic	178,863	177,716	178,702	177,522
Common stock equivalents:
Restricted stock units	379	450	358	432
Stock options	449	742	451	760
Employee stock purchase plan	2	2	1	2
Weighted-average common shares outstanding, diluted	179,693	178,910	179,512	178,716
Diluted net income per common share	$0.61	$0.57	$0.99	$0.89

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	346	342	490	342
Restricted stock units where certain performance conditions were not met	80	149	80	149

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

		At Fair Value as of June 30, 2014
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$17,614	$0	$0	$22,594	$22,594
Long-term debt (excluding capital lease obligations)	5,230,028	2,414,488	1,492,834	2,198,648	6,105,970

		At Fair Value as of December 31, 2013
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$18,827	$0	$0	$22,795	$22,795
Long-term debt (excluding capital lease obligations)	5,224,492	2,263,355	1,462,404	2,057,506	5,783,265

Included in the long-term debt carrying amount above is a fair value adjustment related to the Company’s interest rate swap fair value hedge, which is classified as Level 2 within the fair value hierarchy.

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 and December 31, 2013, respectively:

	At Fair Value as of June 30, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$41,184	$0	$0	$41,184
Rabbi trust investments	0	425	0	425
Deposits	1,123	0	0	1,123
Mark-to-market derivative asset	0	4,573	0	4,573
Total assets	42,307	4,998	0	47,305
Liabilities
Deferred compensation obligation	0	11,297	0	11,297
Mark-to-market derivative liability	0	1,177	0	1,177
Total liabilities	0	12,474	0	12,474
Total net assets (liabilities)	$42,307	$(7,476)	$0	$34,831

	At Fair Value as of December 31, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$29,259	$0	$0	$29,259
Rabbi trust investments	0	444	0	444
Deposits	1,901	0	0	1,901
Mark-to-market derivative asset	0	4,776	0	4,776
Total assets	31,160	5,220	0	36,380
Liabilities
Deferred compensation obligation	0	11,928	0	11,928
Mark-to-market derivative liability	0	1,276	0	1,276
Total liabilities	0	13,204	0	13,204
Total net assets (liabilities)	$31,160	$(7,984)	$0	$23,176

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

Note 14: Segment Information

The Company has two operating segments that are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Operations.  The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended
	June 30, 2014
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$678,101	$85,403	$(4,345)	$759,159
Depreciation and amortization	98,181	1,635	6,046	105,862
Total operating expenses, net	435,429	73,033	(3,077)	505,385
Income (loss) before income taxes	182,418	12,968	(13,897)	181,489
Total assets	13,857,864	293,696	1,274,887	15,426,447
Capital expenditures	207,985	1,330	0	209,315

	As of or for the Three Months Ended
	June 30, 2013
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$647,897	$80,755	$(4,387)	$724,265
Depreciation and amortization	93,473	1,753	6,140	101,366
Total operating expenses, net	419,517	67,321	(4,460)	482,378
Income (loss) before income taxes	170,007	14,207	(16,495)	167,719
Total assets	13,138,907	262,453	1,593,127	14,994,487
Capital expenditures	215,091	1,653	0	216,744

	As of or for the Six Months Ended
	June 30, 2014
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,285,745	$164,201	$(8,841)	$1,441,105
Depreciation and amortization	196,964	3,239	11,737	211,940
Total operating expenses, net	867,386	141,845	(7,996)	1,001,235
Income (loss) before income taxes	297,446	23,599	(26,550)	294,495
Total assets	13,857,864	293,696	1,274,887	15,426,447
Capital expenditures	399,564	2,217	0	401,781

	As of or for the Six Months Ended
	June 30, 2013
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,221,134	$148,091	$(8,823)	$1,360,402
Depreciation and amortization	185,330	3,512	12,173	201,015
Total operating expenses, net	835,033	129,702	(10,453)	954,282
Income (loss) before income taxes	268,788	19,878	(32,136)	256,530
Total assets	13,138,907	262,453	1,593,127	14,994,487
Capital expenditures	427,356	2,474	0	429,830

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s annual report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies (“PUCs”) in the states in which they operate. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by the PUCs. We report the results of these businesses in our Market-Based Operations segment. For further description of our businesses see Item 1, “Business,”  in our Form 10-K for the year ended December 31, 2013.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2013.

Overview

Financial Results. For the three months ended June 30, 2014, we reported net income of $109.3 million, or diluted earnings per share (“EPS”) of $0.61, compared to $101.3 million, or diluted EPS of $0.57, for the comparable period in 2013. For the six months ended June 30, 2014, we reported net income of $177.4 million, or diluted EPS of $0.99 compared to $158.9 million, or diluted EPS of $0.89, for the comparable period in 2013

The primary factors contributing to the increase in net income for both the three and six months ended June 30, 2014 compared to the same periods in 2013 were favorable operating results from our Regulated Business segment despite higher costs resulting from the Freedom Industries chemical spill in West Virginia and higher customer uncollectible expense.  Also contributing to the increase in net income for the year-to-date results was higher operating income from the Market-Based Operations segment and lower interest expense. For further details, see “Consolidated Results of Operations and Variances” and “Segment Results” below.

For 2014, our goals include actively addressing regulatory lag and promoting constructive regulatory frameworks, continuing to improve our regulated operation and maintenance (“O&M”) efficiency ratio, making efficient use of our capital and expanding both our Regulated Businesses segment through focused acquisitions and/or organic growth and our Market-Based Operations segment through core growth, expanding markets and new offerings. In addition, we will continue to focus on our customer service by achieving established customer satisfaction and service quality targets. Regarding environmental sustainability, we are committed to maximizing our protection of the environment, reducing our carbon and waste footprints and water lost through leakage.

In the second half of 2014, we expect to receive decisions on two general rate case proceedings, continue to file infrastructure surcharges either as part of our general rate case filings or in separate filings, and continue to pursue appropriate pass-through mechanisms for certain costs and forward-looking adjustments or mechanisms, including those that recognize declining usage.

The progress that we have made in the six months of 2014 with respect to certain of these objectives is described below.

Promoting Constructive Regulatory Frameworks.  On April 1, 2014, the final $1.2 million of annualized revenues, previously approved by the New York State Public Service Commission in March of 2012, became effective.  Also on April 1, 2014, additional annualized revenues of $0.2 million resulting from a New York infrastructure charge filing in January 2014 went into effect.

Effective April 15, 2014, additional annualized revenues of approximately $0.5 million attributable to alternative rate mechanisms including a Qualified Infrastructure Investment Program Rider, an Economic Development Investment Rider, a Safety and Environmental Compliance Rider and a Production Costs and Other Pass-through mechanism became effective for our Tennessee subsidiary.

New rates, which were approved for our Iowa subsidiary’s general rate case in February 2014, became effective on April 18, 2014.  Additional annualized revenues as a result of this rate increase amounted to approximately $3.8 million.  The increase includes approximately $2.7 million of interim rates that were effective May 10, 2013.

On May 30, 2014, annualized revenues of $3.7 million resulting from infrastructure charges in our Missouri subsidiary became effective.

The table below provides further details of annualized revenues, assuming a constant volume, resulting from rate authorizations granted in 2014:

	Annualized Rate Increases Granted
	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
	(In millions)
State
General Rate Cases
New York	$1.2	$1.2
Iowa	3.8	3.8
Total General Rate cases	$5.0	$5.0

Infrastructure charges
New York	$0.2	$1.8
New Jersey	—	10.1
Missouri	3.7	3.7
Illinois	—	2.1
Tennessee	0.5	0.5
Total Infrastructure charges	$4.4	$18.2

On July 1, 2014, additional annualized revenue of $7.4 million resulting from infrastructure charges in our New Jersey subsidiary became effective.

In July 2014, a settlement with the Office of Ratepayer Advocates and other interveners was reached in our general rate case in California. The settlement, if approved, would provide $13.6 million in additional annualized revenues for 2015.  The settlement also provides for escalation and attrition adjustments in 2016 and 2017 of $5.0 million and $6.3 million, respectively.  The agreement is pending regulatory approval and is subject to change.

As of August 4, 2014, we are awaiting final orders for general rate cases in two states, including California, requesting additional annualized revenue of approximately $52.0 million. There is no assurance that all, or any portion, of these requested increases will be granted.

Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses. Our O&M efficiency ratio (a non-GAAP measure) is calculated on our Regulated Businesses’ operations and is defined as operation and maintenance expense divided by operating revenues where both O&M and operating revenues are adjusted to eliminate the impact of purchased water. We also exclude the allocable portion of non-O&M support services costs, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the Statement of Operations. Our O&M efficiency ratio was 37.5% for the three months ended June 30, 2014, compared to 38.1% for the three months ended June 30, 2013. Our O&M efficiency ratio was 39.4% for the six months ended June 30, 2014, compared to 40.4% for the six months ended June 30, 2013. The change in our 2014 O&M efficiency ratio for both the three and six months ended June, 2014 was primarily attributable to the increase in our Regulated Businesses’ revenue.

We evaluate our operating performance using this measure because management believes it is a direct measure of the efficiency of our Regulated Businesses’ operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report. The following table provides a reconciliation that compares O&M and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our O&M efficiency ratio for the three and six months ended June 30, 2014 as compared to the same periods in 2013:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Total O&M	$342,974	$323,320	$672,249	$635,523
Less:
O&M—Market-Based Operations	70,440	64,122	136,280	123,346
O&M—Other	(11,587)	(13,093)	(25,979)	(29,056)
Total Regulated O&M	284,121	272,291	561,948	541,233
Less:
Regulated purchased water expense	32,576	26,819	59,658	50,803
Allocation of internal O&M	9,544	8,590	19,536	18,144
Adjusted Regulated O&M (a)	$242,001	$236,882	$482,754	$472,286

Total Operating Revenues	$759,159	$724,265	$1,441,105	$1,360,402
Less:
Operating revenues—Market-Based Operations	85,403	80,755	164,201	148,091
Operating revenues—Other	(4,345)	(4,387)	(8,841)	(8,823)
Total Regulated operating revenues	678,101	647,897	1,285,745	1,221,134
Less: Regulated purchased water expense*	32,576	26,819	59,658	50,803
Adjusted Regulated operating revenues (b)	$645,525	$621,078	$1,226,087	$1,170,331
Regulated O&M efficiency ratio (a)/(b)	37.5%	38.1%	39.4%	40.4%

* Calculation assumes purchased water revenues are equal to purchased water expenses.

Making Efficient Use of Capital. We made capital investments of approximately $212.7 million and $387.9 million during the three months and six months ended June 30, 2014, respectively. Of this total year-to-date investment, approximately $383.6 million was for Company-funded capital improvements with the remaining $4.3 million for the acquisition of regulated water and/or wastewater systems.  For the full-year of 2014, we continue to estimate our total capital plan to be up to $1.1 billion, with approximately $900 million to $1.0 billion allocated to upgrading our infrastructure and systems and $35 to $100 million for acquisitions and strategic investment purposes.

Expanding Markets and Developing New Offerings. During the six months ended June 30, 2014, our Regulated Businesses completed the purchase of four regulated water systems and one regulated water and wastewater system. These acquisitions added approximately 1,200 water customers and 370 wastewater customers to our regulated operations. Also, as previously announced, in January 2014, our Military Services Group within our Market-Based Operations segment was awarded a contract for ownership, operation and maintenance of the water and wastewater systems at Hill Air Force Base in Utah.  Additionally, in the first half of 2014 our Homeowner Services Group (“HOS”) expanded its water and sewer line protection programs into Arkansas, Louisiana, Maine, Minnesota, Oklahoma, Vermont and Wyoming.

Other Matters.

West Virginia Freedom Industries Chemical Spill.  As noted in the Form 10-K for the year ended December 31, 2013, on January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked  4-methylcyclohexane methanol, or MCHM, and PPH/DiPHH, a mix of polyglycol ethers, into the Elk River near the West Virginia-American Water Company (“WVAWC”)

treatment plant in Charleston, West Virginia.  As a result of this event, income before income taxes was reduced by $5.0 million and $10.9 million for the three and six months ended June 30, 2014, respectively.

See Part II, Item 1, “Legal Proceedings” in this report for information regarding litigation and an investigation by the Public Service Commission of West Virginia relating to the Freedom Industries chemical spill. The Company and WVAWC believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries chemical spill, and the Company, WVAWC and other Company-affiliated entities named in any of the lawsuits have valid, meritorious defenses to the lawsuits. The Company, WVAWC and the other Company affiliates intend to vigorously contest the lawsuits. Nevertheless, an adverse outcome in one or more of the lawsuits could have a material adverse effect on the Company's financial condition, results of operations, cash flows, liquidity and reputation. Moreover, WVAWC and the Company are unable to predict the outcome of the ongoing government investigations or any legislative initiatives that might affect water utility operations.

Labor Dispute Regarding National Benefits Agreement. In September 2010, the Company declared an “impasse” in negotiations of its national benefits agreement with most of the labor unions representing employees in the Regulated Businesses. The prior agreement expired on July 31, 2010; however, negotiations did not produce a new agreement. The Company implemented its last, best and final offer on January 1, 2011 to enable the Company to provide health care coverage for its employees in accordance with terms of the offer. The unions challenged the Company’s right to implement its last, best, and final offer. In this regard, following the filing by the Utility Workers Union of America of an unfair labor practice charge, the National Labor Relations Board (“NLRB”) issued a complaint against the Company in January 2012, claiming that the Company implemented the last, best and final offer without providing sufficient notice of the existence of a dispute with the Federal Mediation and Conciliation Service, a state mediation agency, and several state departments of labor, in violation of Section 8(d)(3) of the National Labor Relations Act (the “NLRA”) and, therefore, the Company failed and refused to bargain with the union in violation of Sections 8(a)(1) and 8(a)(5) of the NLRA. The Company asserted that it did, in fact, provide sufficient notice under the circumstances pertaining to the negotiations.

On October 16, 2012, the NLRB Administrative Law Judge hearing the matter ruled that, although the Company did provide sufficient notification to the Federal Mediation and Conciliation Service, it did not provide notice to the state agencies, in violation of Section 8(d)(3) of the NLRA and, consequently, the Company violated Sections 8(a)(1) and 8(a)(5) of the NLRA. The Administrative Law Judge ordered, among other things, that the Company cease and desist from implementing the terms of its last, best and final offer without complying with the requirements of Section 8(d)(3) of the NLRA and make whole all affected employees for losses suffered as a result of the Company’s implementation of its last, best and final offer.

In November 2012, the Company filed exceptions to the decision of the Administrative Law Judge in order to obtain a review by the full NRLB.  The NLRB delegated its authority in the proceeding to a three member panel, which decided, on July 31, 2014, to affirm the Administrative Law Judge’s decision and order, subject to certain modifications, including the requirement that in addition to lump sum awards to make whole all affected employees for losses suffered as a result of the Company’s implementation of its last, best and final offer, the Company must compensate the affected employees for the adverse tax consequences, if any, of receiving the lump sum “make whole” payments.

On August 1, 2014, the Company filed an appeal of the NLRB’s ruling with the United States Court of Appeals for the Seventh Circuit.

The “make whole” order, if upheld on appeal, would require the Company to provide back pay plus interest, from January 1, 2011 through the date of the final determination, as well as any applicable tax reimbursement. Based on current assumptions, the Company estimates that the cash impact could be up to the range of $3.5 million to $4.5 million per year (exclusive of any additional tax compensation payments), with the total impact dependent on the length of time the issue remains unresolved.

Consolidated Results of Operations and Changes from Prior Periods

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Favorable (Unfavorable) Change	2014	2013	Favorable (Unfavorable) Change
Operating revenues	$759,159	$724,265	$34,894	$1,441,105	$1,360,402	$80,703
Operating expenses
Operation and maintenance	342,974	323,320	(19,654)	672,249	635,523	(36,726)
Depreciation and amortization	105,862	101,366	(4,496)	211,940	201,015	(10,925)
General taxes	56,894	57,806	912	117,661	117,952	291
(Gain) loss on asset dispositions and purchases	(345)	(114)	231	(615)	(208)	407
Total operating expenses, net	505,385	482,378	23,007	1,001,235	954,282	46,953
Operating income	253,774	241,887	11,887	439,870	406,120	33,750
Other income (expenses)
Interest, net	(73,668)	(77,757)	4,089	(147,228)	(155,871)	8,643
Allowance for other funds used during construction	2,058	3,699	(1,641)	4,259	7,095	(2,836)
Allowance for borrowed funds used during construction	1,271	1,770	(499)	2,754	3,423	(669)
Amortization of debt expense	(1,629)	(1,624)	(5)	(3,302)	(3,205)	(97)
Other, net	(317)	(256)	(61)	(1,858)	(1,032)	(826)
Total other income (expenses)	(72,285)	(74,168)	1,883	(145,375)	(149,590)	4,215
Income before income taxes	181,489	167,719	13,770	294,495	256,530	37,965
Provision for income taxes	72,190	66,456	(5,734)	117,073	97,624	(19,449)
Net income	$109,299	$101,263	$8,036	$177,422	$158,906	$18,516

Basic earnings per share	$0.61	$0.57		$0.99	$0.89
Diluted earnings per share	$0.61	$0.57		$0.99	$0.89

Average common shares outstanding during the period:
Basic	178,863	177,716		178,702	177,522
Diluted	179,693	178,910		179,512	178,716

The following is a discussion of the consolidated results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating revenues. Consolidated operating revenues for the three months ended June 30, 2014 increased $34.9 million, or 4.8%, compared to the same period in 2013. The increase is the result of higher revenues in our Regulated Businesses segment of $30.2 million, which is mainly attributable to rate increases, incremental revenues from surcharges, amortization of balancing accounts and acquisitions.  Also, contributing to the higher revenues was a $4.6 million increase in our Market-Based Operations segment primarily due to incremental revenue from our military contracts as a result of increased construction type projects at Forts Polk and Leavenworth as well as contract growth in our HOS. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated O&M for the three months ended June 30, 2014 increased by $19.7 million, or 6.1%, compared to the same period in 2013. The variance is primarily due to higher O&M costs in our Regulated Businesses segment of $11.8 million, principally due to increased production costs, uncollectible expense, maintenance and costs associated with the Freedom Industries chemical spill in West Virginia, partially offset by lower employee-related costs.  Additionally, our Market-Based Operations segment O&M increased by $6.3 million mainly as a result of incremental cost related to increased activity in our military contracts, corresponding with the increased revenue. For further discussions on the changes in our Regulated and Market-Based segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $4.5 million, or 4.4%, for the three months ended June 30, 2014, compared to the same period in the prior year principally as a result of additional utility plant placed in service, including our Customer Information and Enterprise Asset Management systems that went into service during the second and fourth quarters of 2013.

Other income (expenses). Other expenses decreased by $1.9 million, or 2.5%, for the three months ended June 30, 2014, compared to the same period in the prior year. The change is primarily due to a reduction in interest expense resulting from interest savings as a result of our 2013 refinancings, offset by a reduction in AFUDC which is mainly attributable to our Customer Information and Enterprise Asset Management systems being placed into service in the second and fourth quarters of 2013.

Provision for income taxes. Our consolidated provision for income taxes increased $5.7 million, or 8.6%, to $72.2 million for the three months ended June 30, 2014. The effective tax rates for the three months ended June 30, 2014 and 2013 were 39.8% and 39.6%, respectively.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating revenues. Consolidated operating revenues for the six months ended June 30, 2014 increased $80.7 million, or 5.9%, compared to the same period in 2013. The increase is the result of higher revenues in our Regulated Businesses segment of $64.6 million, which is mainly attributable to rate increases, incremental revenues from surcharges and amortization of balancing accounts as well as increased usage.  Also contributing to the higher revenues was a $16.1 million increase in our Market-Based Operations segment primarily due to incremental revenue from our military contracts as a result of increased construction type projects at Forts Belvoir, Polk and Leavenworth and contract growth in our HOS. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated O&M for the six months ended June 30, 2014 increased by $36.7 million, or 5.8%, compared to the same period in 2013. The variance is primarily due to higher O&M costs in our Regulated Businesses segment of $20.7 million, principally due to increased production costs, uncollectible expense, maintenance and costs associated with the Freedom Industries chemical spill in West Virginia, partially offset by lower employee-related costs.  The variance in our Market-Based Operations segment of $12.9 million was mainly from incremental costs related to increased activity in our military contracts, corresponding with the increased revenue. For further discussions on the changes in our Regulated and Market-Based segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $10.9 million, or 5.4%, for the six months ended June 30, 2014, compared to the same period in the prior year principally as a result of additional utility plant placed in service, including our Customer Information and Enterprise Asset Management systems that went into service during the second and fourth quarters of 2013.

Other income (expenses). Other expenses decreased by $4.2 million, or 2.8%, for the six months ended June 30, 2014, compared to the same period in the prior year. The change is primarily due to a reduction in interest expense resulting from interest savings as a result of our 2013 refinancings, offset by a reduction in AFUDC which is mainly attributable to our Customer Information and Enterprise Asset Management systems being placed into service in the second and fourth quarters of 2013.

Provision for income taxes. Our consolidated provision for income taxes increased $19.4 million, or 19.9%, to $117.1 million for the six months ended June 30, 2014. The effective tax rates for the six months ended June 30, 2014 and 2013 were 39.8% and 38.1%, respectively. The 2013 rate included a $3.3 million tax benefit associated with a legal structure reorganization in our Market-Based Operations segment.  This strategic restructuring allowed us to utilize state net operating loss carryforwards prior to their expiration.

Segment Results

We have two operating segments that are also our reportable segments: the Regulated Businesses and the Market-Based Operations. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income before income taxes.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(In thousands)
Operating revenues	$678,101	$647,897	$30,204	$1,285,745	$1,221,134	$64,611
Operation and maintenance expense	284,121	272,291	11,830	561,948	541,233	20,715
Operating expenses, net	435,429	419,517	15,912	867,386	835,033	32,353
Income before income taxes	182,418	170,007	12,411	297,446	268,788	28,658

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business generally is subject to PUC economic regulation, and our results of operations are impacted significantly by rates authorized by the PUCs in the states in which we operate.

Operating revenues increased by $30.2 million, or 4.7%, for the three months ended June 30, 2014, as compared to the same period in 2013. The increase in revenues is principally due to incremental revenues of approximately $20.8 million attributable to rate increases from rate authorizations for a number of our operating companies; approximately $1.4 million resulting from higher consumption, $3.1 million due to increased surcharges and amortization of balancing accounts and approximately $3.5 million attributable to acquisitions, most of which occurred in the second half of 2013.  The most significant contributor to the increase in revenues from acquisitions was Dale Service Corporation (“Dale”), which was acquired by our Virginia subsidiary in the fourth quarter of 2013.

Operating revenues increased by $64.6 million, or 5.3%, for the six months ended June 30, 2014, as compared to the same period in 2013. The increase in revenues is principally due to incremental revenues of approximately $40.6 million attributable to rate increases from rate authorizations for a number of our operating companies; $8.4 million due to increased surcharges and amortization of balancing accounts; approximately $7.2 million from higher consumption and $6.8 million as a result of 2013 acquisitions. The most significant contributor to the increase in revenues from acquisitions was Dale. The following table provides information regarding the Regulated Businesses’ for the periods indicated:

	For the three months ended June 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	Operating Revenues (dollars in thousands)				Billed Water Sales Volume (gallons in millions)
Customer Class
Water service
Residential	$364,906	$354,318	$10,588	3.0%	41,705	42,463	(758)	(1.8%)
Commercial	130,617	128,908	1,709	1.3%	19,092	19,418	(326)	(1.7%)
Industrial	31,419	28,817	2,602	9.0%	9,591	8,271	1,320	16.0%
Public and other	81,293	77,238	4,055	5.3%	12,510	12,663	(153)	(1.2%)
Other water revenues	7,822	3,852	3,970	103.1%	—	—	—	—
Billed water services	616,057	593,133	22,924	3.9%	82,898	82,815	83	0.1%
Unbilled water services	23,246	23,545	(299)	(1.3%)
Total water service revenues	639,303	616,678	22,625	3.7%
Wastewater service revenues	24,254	20,351	3,903	19.2%
Other revenues	14,544	10,868	3,676	33.8%
	$678,101	$647,897	$30,204	4.7%

	For the six months ended June 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	Operating Revenues (dollars in thousands)				Billed Water Sales Volume (gallons in millions)
Customer Class
Water service
Residential	$718,430	$680,460	$37,970	5.6%	81,642	80,451	1,191	1.5%
Commercial	260,436	242,982	17,454	7.2%	38,081	36,340	1,741	4.8%
Industrial	64,988	57,018	7,970	14.0%	19,406	17,154	2,252	13.1%
Public and other	165,259	151,191	14,068	9.3%	25,919	24,290	1,629	6.7%
Other water revenues	8,599	8,986	(387)	(4.3%)	—	—	—	—
Billed water services	1,217,712	1,140,637	77,075	6.8%	165,048	158,235	6,813	4.3%
Unbilled water services	(2,961)	18,085	(21,046)	(116.4%)
Total water service revenues	1,214,751	1,158,722	56,029	4.8%
Wastewater service revenues	46,662	40,235	6,427	16.0%
Other revenues	24,332	22,177	2,155	9.7%
	$1,285,745	$1,221,134	$64,611	5.3%

Water Services – Water service operating revenues for the three months ended June 30, 2014 totaled $639.3 million, a $22.6 million increase, or 3.7%, over the same period of 2013.  For the six months ended June 30, 2014, these revenues increased $56.0 million, or 4.8%, compared to the six months ended June 30, 2013.  As described above, the increases for both the three and six months ended June 30, 2014 are primarily due to rate increases, higher consumption and incremental revenues associated with surcharges and amortization of balancing accounts.  Also, it should be noted that the mix between billed revenues and unbilled revenues for the six months ended June 30, 2014, as compared to the same period in 2013, has changed.  This change is principally the result of the implementation of our Customer Information System (“CIS”) as part of Phase II of our business transformation project.  At December 31, 2013, unbilled revenues were significantly higher than historical levels due to billing delays in certain accounts.  During the first quarter of 2014, we addressed a majority of these delayed billings. Therefore, as a result, the change in unbilled water revenue for the first six months of 2014, compared to the same period in 2013, has decreased by $21.0 million with a corresponding increase in billed revenues.

Wastewater services – Our subsidiaries provide wastewater services in ten states. Revenues from these services increased $3.9 million, or 19.2%, and $6.4 million, or 16.0%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase is primarily attributable to the Dale acquisition in the fourth quarter of 2013.

Other revenues – The increase in the other revenues for the three and six months ended June 30, 2014 is principally due to $2.4 million in insurance proceeds for business interruption as a result of Hurricane Sandy and an increase in late payment fees.

Operation and maintenance expense. Operation and maintenance expense increased $11.8 million, or 4.3%, and $20.7 million, or 3.8%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

The following table provides information regarding operation and maintenance expense for the three and six months ended June 30, 2014 and 2013, by major expense category:

	For the three months ended June 30,				For the six months ended June 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$74,141	$65,155	$8,986	13.8%	$143,400	$125,605	$17,795	14.2%
Employee-related costs	107,599	115,283	(7,684)	(6.7%)	214,780	228,484	(13,704)	(6.0%)
Operating supplies and services	53,991	55,423	(1,432)	(2.6%)	110,256	109,783	473	0.4%
Maintenance materials and supplies	17,713	14,097	3,616	25.7%	38,160	32,376	5,784	17.9%
Customer billing and accounting	16,082	12,015	4,067	33.8%	29,287	22,187	7,100	32.0%
Other	14,595	10,318	4,277	41.5%	26,065	22,798	3,267	14.3%
Total	$284,121	$272,291	$11,830	4.3%	$561,948	$541,233	$20,715	3.8%

Production costs by major expense type were as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased Water	$32,576	$26,819	$5,757	21.5%	$59,658	$50,803	$8,855	17.4%
Fuel and Power	21,217	20,259	958	4.7%	45,135	40,237	4,898	12.2%
Chemicals	12,127	11,330	797	7.0%	22,795	21,934	861	3.9%
Waste Disposal	8,221	6,747	1,474	21.8%	15,812	12,631	3,181	25.2%
Total	$74,141	$65,155	$8,986	13.8%	$143,400	$125,605	$17,795	14.2%

Production costs increased overall by $9.0 million, or 13.8%, and $17.8 million, or 14.2%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year.  The purchased water increases principally reflect increased prices in our California subsidiary.  Fuel and power costs increased due to increased customer demand and higher supplier prices in several of our operating facilities as well as incremental costs as a result of the Dale acquisition in the fourth quarter of 2013.  The increase in waste disposal costs for both the three and six month periods is principally due to an increase in the amount allowed by a cost recovery mechanism in one of our operating companies and the Dale acquisition.  Also, contributing to the six month increase was incremental costs associated with the Freedom Industries chemical spill in West Virginia.

Employee-related costs, including salaries and wages, group insurance and pension expense, decreased $7.7 million, or 6.7%, and $13.7 million, or 6.0%, for the three and six months ended June 30, 2014, respectively, compared to the prior year periods. These employee-related costs represent approximately 38% and 42% of operation and maintenance expense for the three and six months ended June 30, 2014 and 2013, respectively.

The following table provides information with respect to components of employee-related costs for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,				For the six months ended June 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Salaries and wages	$82,568	$81,561	$1,007	1.2%	$163,651	$160,406	$3,245	2.0%
Pensions	6,800	12,257	(5,457)	(44.5%)	13,620	24,628	(11,008)	(44.7%)
Group insurance	13,765	16,803	(3,038)	(18.1%)	28,130	33,647	(5,517)	(16.4%)
Other benefits	4,466	4,662	(196)	(4.2%)	9,379	9,803	(424)	(4.3%)
Total	$107,599	$115,283	$(7,684)	(6.7%)	$214,780	$228,484	$(13,704)	(6.0%)

The overall decrease in employee-related costs for the three and six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to a reduction in pension costs and postretirement benefit costs, which affects our group insurance expenses.  These decreases are principally due to the change in assumptions used for the discount rate, which in turn results in decreased contributions. The decrease in contributions occurred principally at those of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Partially offsetting these decreases was an increase in salaries and wages expense for the three and six months ended June 30, 2014, compared to the same periods in 2013. For the three month period, the increase is the result of severance-related costs and annual wage increases offset by higher capitalization rates as a result of increased capital projects.  For the six month period, the increase is the result of severance-related costs, annual wage increases and increased overtime expense attributable to an increased number of main breaks as a result of the harsh winter weather conditions, offset by a reduction in incentive compensation due to a lower than expected payout for the 2013 incentive period as well as higher capitalization rates as a result of increased capital projects.

Operating supplies and services include expenses of office operation, legal and other professional services, transportation expenses, information systems and other office equipment rental charges. These costs decreased $1.4 million, or 2.6%, for the three months ended June 30, 2014 and increased $0.5 million, or 0.4%, for the six months ended June 30, 2014. The overall decrease for the three month period was primarily due to lower contracted services as 2013 included additional costs, mainly as a result of backfilling positions; the use of contractors for certain projects; and incremental costs attributable to the continued maturity of our Enterprise Resource Planning systems in conjunction with the implementation of our business transformation project. Partially offsetting the aforementioned favorability for the six month period was increased costs for our West Virginia subsidiary associated with the Freedom Industries chemical spill which occurred in January 2014.

Maintenance materials and supplies, which include preventive maintenance and emergency repair costs, increased $3.6 million, or 25.7%, for the three months ended June 30, 2014, compared to the same period in 2013, mainly due to increased tank painting in our New Jersey subsidiary and higher paving and backfilling expenses throughout our operating areas.  The increase of $5.8 million, or 17.9%, for the six months ended June 30, 2014, compared to the same period in 2013, is primarily due to the increase in tank painting and increases in paving and backfilling, and other repair costs, most of which is from the higher than normal main breaks in the first quarter of 2014 due to the abnormally harsh winter weather conditions experienced throughout our operating areas.

Customer billing and accounting expenses, which include uncollectible accounts expense, postage and other customer related expenses, increased $4.1 million, or 33.8%, and $7.1 million or 32.0%, respectively, for the three and six months ended June 30, 2014, compared to the same periods in the prior year.  These increases are primarily due to incremental uncollectible expense associated with an increase in customer accounts receivable attributable to the overall aging of receivables as well as rate increases.  We believe the aging of our receivables is the result of temporary changes made in our collection process with the implementation of our new Customer Information System in 2013. Although we anticipate uncollectible expense will continue to be higher this year, we expect the impact will lesson as our collection activities return to historical levels.

Other operation and maintenance expense includes casualty and liability insurance premiums and regulatory costs. The increase in casualty and liability insurance for the three and six months ended June 30, 2014 was primarily due to an increase in our expected retroactive premiums, principally due to incremental claims associated with the Freedom Industries chemical spill in West Virginia, net of favorable forecasted experience for already existing claims.  These retroactive premiums are based upon current facts and circumstances of the outstanding claims and are subject to change as the claims mature.  The increase in insurance costs is partially offset by lower regulatory expenses in one of our operating subsidiaries compared to the same periods in the prior year.

Operating expenses. The increase in operating expenses, for the three and six months ended June 30, 2014, is principally due to the increase in operation and maintenance expense explained above and higher depreciation and amortization expense of $4.7 million  and $11.6 million for the three and six months ended June 30, 2014, respectively. The increase in depreciation and amortization is primarily due to additional utility plant placed in service, including our SAP Customer Information System and Enterprise Asset Management system.

Market-Based Operations

The following table provides financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(In thousands)
Operating revenues	$85,403	$80,755	$4,648	$164,201	$148,091	$16,110
Operation and maintenance expense	70,440	64,122	6,318	136,280	123,346	12,934
Operating expenses, net	73,033	67,321	5,712	141,845	129,702	12,143
Income before income taxes	12,968	14,207	(1,239)	23,599	19,878	3,721

Operating revenues. Revenues for the three and six months ended June 30, 2014 increased $4.6 million and $16.1 million, respectively, compared to the same periods in 2013, as a result of incremental revenues in our Contract Operations Group (“ConOp”) and HOS lines of business.  For the three and six months ended June 30, 2014, our ConOp’s revenue increased $2.3 million and $9.9 million, respectively.  These increases are primarily related to additional revenues from capital project activities associated with our military contracts partially offset by price redeterminations received in 2013 for three of our military contracts totaling $2.3 million as well as a reduction in revenues attributable to terminated municipal and industrial operations and maintenance contracts. HOS revenues increased $3.8 million and $9.0 million for the three and six months ended June 30, 2014, respectively.  This increase was principally the result of contract growth, mainly with our New York City contracts as well as expansion into other geographic areas, and price increases for certain existing customers.

Operation and maintenance. Operation and maintenance expense increased $6.3 million, or 9.9%, and $12.9 million, or 10.5%, for the three and six months ended June 30, 2014, respectively.

The following table provides information regarding categories of operation and maintenance expense for the periods indicated:

	For the three months ended June 30,				For the six months ended June 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$8,948	$9,526	$(578)	(6.1%)	$18,922	$19,585	$(663)	(3.4%)
Employee-related costs	16,597	16,176	421	2.6%	31,163	32,507	(1,344)	(4.1%)
Operating supplies and services	32,549	27,026	5,523	20.4%	60,328	48,496	11,832	24.4%
Maintenance materials and supplies	11,099	10,212	887	8.7%	22,602	20,798	1,804	8.7%
Other	1,247	1,182	65	5.5%	3,265	1,960	1,305	66.6%
Total	$70,440	$64,122	$6,318	9.9%	$136,280	$123,346	$12,934	10.5%

As noted in the table above, the primary factor contributing to the overall increase was an increase in operating supplies and services. This increase is mainly attributable to the increase in construction project activities for our military contracts and corresponds with the incremental revenues.

Operating expense. The changes in operating expenses for the three and six months ended June 30, 2014, compared to the same period in 2013, are primarily due to the variances in the operation and maintenance expense explained above.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

We rely on our revolving credit facility, the capital markets and our cash flows from operations to fulfill our short-term liquidity needs, to issue letters of credit and to support our commercial paper program. We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and, to the extent necessary, our revolving credit facility. We regularly evaluate the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in the revolving credit facility.

In order to meet our short-term liquidity needs, we, through AWCC, our financing subsidiary, issue commercial paper, which is supported by the revolving credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit and, from time to time, for direct borrowings. As of June 30, 2014, AWCC had no outstanding borrowings and $40.0 million of outstanding letters of credit under the revolving credit facility. As of June 30, 2014, AWCC had $1.2 billion available under the credit facility that we can use to fulfill our short-term liquidity needs, to issue letters of credit and support our $702.4 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from operating activities for the six months ended June 30, 2014 were $450.6 million compared to $290.2 million for the six months ended June 30, 2013.

The following table provides a summary of the major items affecting our cash flows from operating activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net income	$177,422	$158,906
Add (subtract):
Non-cash activities (1)	371,045	329,592
Changes in working capital (2)	(76,419)	(138,808)
Pension and postretirement healthcare contributions	(21,433)	(59,493)
Net cash flows provided by operations	$450,615	$290,197

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

Our working capital needs are primarily limited to funding the increase in our customer accounts receivable and unbilled revenues which is mainly associated with the revenue increase as a result of rate increases in our Regulated Businesses segment. We address this timing issue through the aforementioned liquidity funding mechanisms. Our cash collections for our Regulated Businesses’ accounts receivable, some of which were unbilled as December 31, 2013, showed improvement during the first half of 2014 compared to the second half of 2013. In the second half of 2013, the rate of cash collections, particularly in those states in which we implemented CIS in the second quarter of 2013, were slower than historical payment patterns. We believe this degradation in cash collections to be a result of certain process decisions, made as part of the CIS implementation, including the manual validation of bills prior to mailing to customers and decreased collection efforts. Therefore, we believe this situation to be only temporary in nature. Although cash collections increased during the first and second quarters of 2014, there are no assurances that the rate of cash collections will continue or be consistent with previous historical collection patterns.

The increase in cash flows from operating activities during the six months ended June 30, 2014 as compared to the same period in 2013 reflects higher net income adjusted for non-cash activities, changes in working capital and a reduction in pension and postretirement benefit contributions. The increase in working capital for the six months ended June 30, 2014 compared to the same period in the prior year is principally the result of increased processing of payments, accounts payable and accrued expenses in the first quarter of 2013, which was attributed to delays in payment of vendor invoices in the latter portion of 2012 as a result of the implementation of Phase I of our business transformation project.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net capital expenditures	$(401,781)	$(429,830)
Proceeds from sale of assets and securities	665	580
Acquisitions	(2,869)	(4,602)
Other investing activities, net (1)	(34,189)	(25,535)
Net cash flows used in investing activities	$(438,174)	$(459,387)

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

Cash flows used in investing activities for the six months ended June 30, 2014 was $438.1 million compared to $459.4 million for the six months ended June 30, 2013, reflecting decreased net capital expenditures.  Net capital expenditures in 2013 included capital spending for our business transformation project which did not recur in 2014.

Cash Flows from Financing Activities

Our financing activities, primarily focused on funding construction expenditures, include the issuance of long-term and short-term debt, primarily through AWCC. We intend to access the capital markets on a regular basis, subject to market conditions. In addition, new infrastructure may be financed with customer advances (net of refunds) and contributions in aid of construction (net of refunds).

As previously noted, AWCC is a wholly-owned finance subsidiary of American Water Works Company, Inc. (the “parent company”). Based on the needs of our regulated subsidiaries and the parent company, AWCC borrows in the capital markets and then, through intercompany loans, provides proceeds of those borrowings to the regulated subsidiaries and the parent company. The regulated subsidiaries and the parent company are obligated to pay to AWCC their respective portion of principal and interest in the amount required to enable AWCC to meet its debt service obligations. Because the parent company borrowings are not a source of capital for the Company’s regulated subsidiaries, the Company is not able to recover the interest charges on parent company debt through regulated water and wastewater rates.

We intend to utilize commercial paper for short-term liquidity, as commercial paper borrowings have historically been a more flexible and lower cost option. However, if necessary, we utilize our credit facility to complement our borrowings in the commercial paper market. In the event of disruptions in the money market sector of the debt capital markets, borrowings under our revolving credit facility may be more efficient and a lower cost alternative to commercial paper.

The following table provides information on long-term debt that was issued during the first six months of 2014:

Company	Type	Rate	Maturity	Amount
Other subsidiaries (1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2033	$9,977

(1)

Proceeds from the above issuance, which were initially kept in Trust, were received from New Jersey Environmental Infrastructure Trust and will be used to fund certain specific projects.  The proceeds are held in trust pending our certification that we have incurred qualifying expenditures. These issuances have been presented as non-cash in the accompanying Consolidated Statements of Cash Flows.  Subsequent releases of the funds will be reflected as the release of restricted funds in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.

In addition to the above issuance, we also assumed $1.7 million of debt as a result of an acquisition.

The following long-term debt was retired through sinking fund provisions or payment at maturity during the first six months of 2014:

Company	Type	Interest Rate	Maturity	Amount
American Water Capital Corp.	Senior notes—fixed rate	6.00%	2039	$9
Other subsidiaries (1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.25%	2014-2041	4,217
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other subsidiaries	Capital lease payments			14
Total retirements and redemptions				$5,440

(1)	Includes $0.9 million of non-cash defeasance via the use of restricted funds.

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other transactions.

Credit Facilities and Short-Term Debt

Short-term debt balance, consisting of commercial paper, net of discount, amounted to $702.4 million at June 30, 2014.

The following table provides information as of June 30, 2014 regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under our revolving credit facility.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
June 30, 2014	$1,250,000	$1,210,035	$150,000	$110,035	$702,438	$—

The weighted-average interest rate on short-term borrowings for the three months ended June 30, 2014 and 2013 was approximately 0.29% and 0.35%, respectively, and 0.31% and 0.38% for the six months ended June 30, 2014 and 2013, respectively.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At	At
	June 30,	December 31,
	2014	2013
Total common stockholders' equity	45%	45%
Long-term debt and redeemable preferred stock at redemption value	48%	49%
Short-term debt and current portion of long-term debt	7%	6%
	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance, we, or our subsidiaries, may be restricted in the ability to pay dividends, issue new debt or access our revolving credit facility.  For two of our smaller operating companies, we have informed our counterparties that we will provide only unaudited financial information at the subsidiary level, which resulted in technical non-compliance with certain of their reporting requirements. We do not believe this change will materially impact us. Our failure to comply with restrictive covenants under our credit facility could accelerate repayment obligations. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. As of June 30, 2014, our ratio was 0.55 to 1.00 and therefore we were in compliance with the covenant.

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

On June 2, 2014, Standard & Poor’s Rating Service (“S&P”), revised its rating outlook to positive from stable and affirmed its corporate credit rating of A- on AWCC and American Water and of A2 on AWCC’s short term rating. The following table shows the Company’s securities ratings as of June 30, 2014:

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

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if we are downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to reference such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include a demand that we provide collateral to secure our obligations. We do not expect that our posting of collateral would have a material adverse impact on our results of operations, financial position or cash flows.

Dividends

Our board of directors’ practice has been to distribute to our shareholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Since the dividends on our common stock are not cumulative, only declared dividends will be paid.

On March 3, 2014, we made a cash dividend payment of $0.28 per share to all shareholders of record as of February 3, 2014. On June 2, 2014 we made a quarterly cash dividend payment of $0.31 per share to all shareholders of record as of May 12, 2014.

To permit our shareholders to take advantage of 2012 tax rates, the cash dividend payment that would have historically been paid in March 2013 was paid in December 2012.  On June 3, 2013, we made a cash dividend payment of $0.28 per share to all shareholders of record as of May 24, 2013.

On July 30, 2014 our board of directors declared a quarterly cash dividend payment of $0.31 per share payable on September 2, 2014 to all shareholders of record as of August 11, 2014.

Market Risk

There have been no significant changes to our market risk since December 31, 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Form 10-K for the year ended December 31, 2013.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” in our Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of June 30, 2014 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "Form 10-K") in Part I, Item 3, "Legal Proceedings" and in the Form 10-Q for the quarter ended March 31, 2014 (“Form 10-Q”) in Part II, Item 1, "Legal Proceedings.”

Alternative Water Supply in Lieu of Carmel River Diversions

The Form 10-K describes the Complaint for Declaratory Relief filed by California-American Water Company ("CAWC") against the Marina Coast Water District ("MCWD") and the Monterey County Water Resources Agency ("MCWRA"), which, following a transfer of the case, continued before the San Francisco County Superior Court.   The Complaint sought a determination by the Court as to whether certain agreements related to the now-abandoned Regional Desalination Project are void as a result of the alleged conflict of interest of a former director of MCWRA (described in the Form 10-K), or remained valid.  As noted in the Form 10-Q, the former director entered a plea of no contest to, among other things, a felony violation of California Government Code section 1090 (“Section 1090”), which precludes public officials from being financially interested in any contract made by them in their official capacity.  As also described in the Form 10-Q, the Court ruled that CAWC's action was barred by the statute of limitations, but that MCWRA was subject to a longer statute of limitations under California Government Code section 1092(b), which invalidates contracts made in violation of Section 1090.  As further described in the Form 10-Q, MCWRA filed a cross-complaint against MCWD, contending that the agreements were void as a result of the former director's conduct and financial interest in the agreements.

On May 16, 2014, MCWD filed its answer to MCWRA's Cross-Complaint and a demurrer seeking to have CAWC removed as a party to the issue of whether the agreements are void. After a hearing on demurrer, the Court ruled on June 25, 2014 that MCWD’s demurrer was overruled and the case would proceed to trial on the issue of whether the agreements are void.  Trial on the issue is scheduled for December 1-5, 2014.

The Form 10-K also describes the filing by CAWC of a formal claim with MCWD seeking monetary damages from MCWD, and the Board of MCWD's notice that it rejected CAWC's claim.  As noted in the Form 10-K and Form 10-Q, CAWC and MCWD entered into a tolling agreement and extensions of the agreement with respect to CAWC's claims, which toll applicable statutes of limitations and the deadline for a commencement of litigation regarding CAWC's claims until August 1, 2014.  A subsequent agreement between CAWC and MCWD extended the tolling and deadline for the commencement of litigation to December 31, 2014.

West Virginia Elk River Chemical Spill

The Form 10-K and Form 10-Q address, among other things, litigation relating to leakage of two substances from a chemical storage tank owned by Freedom Industries, Inc. into the Elk River near the West Virginia-American Water Company ("WVAWC") treatment plant intake in Charleston, West Virginia.

To date, 58 lawsuits have been filed against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone, and Putnam counties. Fifty-two of the state court cases naming WVAWC, and one case naming both WVAWC and American Water Works Service Company, Inc. (“AWWSC,” and together with WVAWC and the Company, the "American Water Defendants") were removed to the United States District Court for the Southern District of West Virginia, but are subject to motions to remand the cases back to the state courts and have been consolidated for the sole purpose of resolving venue issues.  Joint briefing on the remand issue for all cases was completed on July 18, 2014.  Four of the cases pending before the federal district court were consolidated for purposes of discovery and a new consolidated complaint for those cases was filed on June 20, 2014 by several plaintiffs, including, among others, individuals who allegedly suffered personal injury from the Freedom Industries spill and businesses that allegedly suffered economic harm as a result of the Freedom Industries spill, on behalf of a purported class of individuals and entities that suffered economic losses, property losses and non-economic losses or injuries as a result of the Freedom Industries spill.  The complaint names multiple individuals and corporate entities as defendants, including the American Water Defendants.  The consolidated complaint's allegations against the American Water Defendants include various forms of negligence, strict products liability, breach of warranty, breach of contract, nuisance, trespass and breach of contract as a result of, among other things, the American Water Defendants' alleged failure to address the foreseeable risk posed by the Freedom Industries facility; failure to operate WVAWC's water treatment plant according to industry standards so as to protect public health and safety; failure to implement an alternative water supply to avoid a risk of water supply contamination allegedly identified by a state agency; and failure to advise the purported class members of the nature of the contaminated water.  The plaintiffs seek unspecified compensatory and punitive damages for alleged personal injury, property damage, and financial losses, and certain equitable relief, including the establishment of a medical monitoring program to protect the purported class members from latent, dreaded disease.

On July 20, 2014, WVAWC, AWWSC and the Company each filed a separate Answer to the complaint.  Each Answer denied liability to any of the plaintiffs for damages of any kind and asserted a number of affirmative defenses.  Also on July 20, 2014, WVAWC and AWWSC together, and the Company separately, filed motions to dismiss the complaint on several grounds, including, in the case of the Company, the lack of jurisdiction over the Company.

On May 21, 2014, the Public Service Commission of West Virginia issued an Order initiating a General Investigation into certain issues relating to WVAWC's response to the Elk River Chemical Spill.  WVAWC is subject to discovery from Commission staff and intervenors as part of the General Investigation.  The Commission has scheduled a hearing for October 7-9, 2014.

Labor Dispute Regarding National Benefits Agreement

In September 2010, the Company declared an “impasse” in negotiations of its national benefits agreement with most of the labor unions representing employees in the Regulated Businesses. The prior agreement expired on July 31, 2010; however, negotiations did not produce a new agreement. The Company implemented its last, best and final offer on January 1, 2011 to enable the Company to provide health care coverage for its employees in accordance with terms of the offer. The unions challenged the Company’s right to implement its last, best, and final offer. In this regard, following the filing by the Utility Workers Union of America of an unfair labor practice charge, the National Labor Relations Board (“NLRB”) issued a complaint against the Company in January 2012, claiming that the Company implemented the last, best and final offer without providing sufficient notice of the existence of a dispute with the Federal Mediation and Conciliation Service, a state mediation agency, and several state departments of labor, in violation of Section 8(d)(3) of the National Labor Relations Act (the “NLRA”) and, therefore, the Company failed and refused to bargain with the union in violation of Sections 8(a)(1) and 8(a)(5) of the NLRA. The Company asserted that it did, in fact, provide sufficient notice under the circumstances pertaining to the negotiations.

On October 16, 2012, the NLRB Administrative Law Judge hearing the matter ruled that, although the Company did provide sufficient notification to the Federal Mediation and Conciliation Service, it did not provide notice to the state agencies, in violation of Section 8(d)(3) of the NLRA and, consequently, the Company violated Sections 8(a)(1) and 8(a)(5) of the NLRA . The Administrative Law Judge ordered, among other things, that the Company cease and desist from implementing the terms of its last, best and final offer without complying with the requirements of Section 8(d)(3) of the NLRA and make whole all affected employees for losses suffered as a result of the Company’s implementation of its last, best and final offer.

In November 2012, the Company filed exceptions to the decision of the Administrative Law Judge in order to obtain a review by the full NRLB.  The NLRB delegated its authority in the proceeding to a three member panel, which decided, on July 31, 2014, to affirm the Administrative Law Judge’s decision and order, subject to certain modifications, including the requirement that in addition to lump sum awards to make whole all affected employees for losses suffered as a result of the Company’s implementation of its last, best and final offer, the Company must compensate the affected employees for the adverse tax consequences, if any, of receiving the lump sum “make whole” payments.

On August 1, 2014, the Company filed an appeal of the NLRB’s ruling with the United States Court of Appeals for the Seventh Circuit.

The “make whole” order, if upheld on appeal, would require the Company to provide back pay plus interest, from January 1, 2011 through the date of the final determination, as well as any applicable tax reimbursement. Based on current assumptions, the Company estimates that the cash impact could be up to the range of $3.5 million to $4.5 million per year (exclusive of any additional tax compensation payments), with the total impact dependent on the length of time the issue remains unresolved.

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

As discussed in Item 1 of our annual report on Form 10-K for the year ended December 31, 2013 under the caption, “Business – Condemnation,” a citizens group in Monterey, California submitted enough signatures to have a measure added to the June 2014 election ballot asking voters to decide whether the local water management district should conduct a nine-month feasibility study concerning the potential purchase of California-American Water Company’s Monterey service district.  The election was held in June 2014, and the measure was defeated.  However, we cannot assure that a similar measure may not be proposed in the future, or that such a measure, if submitted to a vote, will not be adopted.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

*10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Nonqualified Stock Option Grant Form for Susan N. Story

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Performance Stock Unit Grant Form A for Susan N. Story

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Performance Stock Unit Grant Form B for Susan N. Story

*10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Restricted Stock Unit Grant Form for Susan N. Story

*10.5	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Stock Unit Grant Form for Non-Employee Directors

*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Linda G. Sullivan, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Linda G. Sullivan, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 6, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2014.

AMERICAN WATER WORKS COMPANY, INC. (REGISTRANT)

/S/ Susan N. Story
Susan N. Story President and Chief Executive Officer Principal Executive Officer

/S/ Linda G. Sullivan
Linda G. Sullivan Senior Vice President and Chief Financial Officer Principal Financial Officer

/S/ Mark Chesla
Mark Chesla Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Nonqualified Stock Option Grant Form for Susan N. Story

*10.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Performance Stock Unit Grant Form A for Susan N. Story

*10.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Performance Stock Unit Grant Form B for Susan N. Story

*10.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Restricted Stock Unit Grant Form for Susan N. Story

*10.5	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Stock Unit Grant Form for Non-Employee Directors

*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification of Linda G. Sullivan, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

*32.2	Certification of Linda G. Sullivan, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 6, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.