Form 10-Q
period 2014-09-30
American Water Works Company, Inc.
filed 2014-11-05
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2014
Common Stock, $0.01 par value per share	179,309,045 shares

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Property plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $4,010,604 at September 30 and $3,894,326 at December 31	$12,668,123	$12,244,359
Nonutility property, net of accumulated depreciation of $239,780 at September 30 and $215,083 at December 31	131,235	143,995
Total property, plant and equipment	12,799,358	12,388,354
Current assets
Cash and cash equivalents	74,128	26,964
Restricted funds	20,040	28,505
Accounts receivable	284,273	241,926
Allowance for uncollectible accounts	(34,579)	(33,823)
Unbilled revenues	227,037	215,725
Income taxes receivable	9,608	5,778
Materials and supplies	37,203	32,973
Deferred income taxes	104,251	18,609
Assets of discontinued operations	6,256	7,761
Other	28,744	28,276
Total current assets	756,961	572,694
Regulatory and other long-term assets
Regulatory assets	874,828	858,465
Restricted funds	17,243	754
Goodwill	1,208,065	1,207,764
Other	59,192	60,998
Total regulatory and other long-term assets	2,159,328	2,127,981
TOTAL ASSETS	$15,715,647	$15,089,029

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2014	2013
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($0.01 par value, 500,000 shares authorized, 179,265 shares outstanding at September 30 and 178,379 at December 31)	$1,793	$1,784
Paid-in-capital	6,297,187	6,261,396
Accumulated deficit	(1,333,164)	(1,495,698)
Accumulated other comprehensive loss	(35,942)	(34,635)
Treasury stock	(10,222)	(5,043)
Total common stockholders' equity	4,919,652	4,727,804
Long-term debt
Long-term debt	5,540,648	5,212,881
Redeemable preferred stock at redemption value	15,958	17,177
Total capitalization	10,476,258	9,957,862
Current liabilities
Short-term debt	313,979	630,307
Current portion of long-term debt	55,581	14,174
Accounts payable	260,713	264,115
Taxes accrued	46,945	32,166
Interest accrued	97,062	52,087
Liabilities of discontinued operations	1,667	3,824
Other	282,988	238,860
Total current liabilities	1,058,935	1,235,533
Regulatory and other long-term liabilities
Advances for construction	368,827	375,729
Deferred income taxes	2,118,499	1,841,584
Deferred investment tax credits	25,362	26,408
Regulatory liabilities	385,288	373,319
Accrued pension expense	90,026	108,542
Accrued postretirement benefit expense	88,338	88,419
Other	36,893	38,929
Total regulatory and other long-term liabilities	3,113,233	2,852,930
Contributions in aid of construction	1,067,221	1,042,704
Commitments and contingencies (See Note 10)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$15,715,647	$15,089,029

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues	$846,169	$822,190	$2,279,950	$2,172,694
Operating expenses
Operation and maintenance	341,348	337,674	1,004,377	962,853
Depreciation and amortization	106,789	102,495	318,398	303,002
General taxes	60,807	58,087	178,276	175,789
(Gain) loss on asset dispositions and purchases	(60)	768	(616)	529
Total operating expenses, net	508,884	499,024	1,500,435	1,442,173
Operating income	337,285	323,166	779,515	730,521
Other income (expenses)
Interest, net	(75,445)	(77,389)	(222,673)	(233,260)
Allowance for other funds used during construction	2,805	2,800	7,064	9,895
Allowance for borrowed funds used during construction	1,570	1,679	4,324	5,102
Amortization of debt expense	(1,669)	(1,524)	(4,971)	(4,729)
Other, net	(733)	(449)	(2,591)	(1,481)
Total other income (expenses)	(73,472)	(74,883)	(218,847)	(224,473)
Income from continuing operations before income taxes	263,813	248,283	560,668	506,048
Provision for income taxes	107,205	98,374	224,773	196,325
Income from continuing operations	156,608	149,909	335,895	309,723
Income (loss) from discontinued operations, net of tax	(4,423)	756	(6,288)	(152)
Net income	$152,185	$150,665	$329,607	$309,571

Other comprehensive income (loss), net of tax:
Pension plan amortized to periodic benefit cost:
Prior service cost, net of tax of $26 and $28 for the three months and $79 and $83 for the nine months, respectively	41	43	124	130
Actuarial loss, net of tax of $(4) and $1,424 for the three months and $(14) and $4,273 for the nine months, respectively	(7)	2,228	(22)	6,683
Foreign currency translation adjustment	(490)	296	(594)	(523)
Unrealized loss on cash flow hedge, net of tax of $(439) for the three and nine months	(815)	0	(815)	0
Other comprehensive income (loss)	(1,271)	2,567	(1,307)	6,290
Comprehensive income	$150,914	$153,232	$328,300	$315,861

Basic earnings per share: (a)
Income from continuing operations	$0.87	$0.84	$1.88	$1.74
Income (loss) from discontinued operations, net of tax	$(0.02)	$0.00	$(0.04)	$(0.00)
Basic earnings per share	$0.85	$0.85	$1.84	$1.74
Diluted earnings per share: (a)
Income from continuing operations	$0.87	$0.84	$1.87	$1.73
Income (loss) from discontinued operations, net of tax	$(0.02)	$0.00	$(0.03)	$(0.00)
Diluted earnings per share	$0.85	$0.84	$1.83	$1.73
Average common shares outstanding during the period
Basic	178,992	177,965	178,800	177,671
Diluted	179,948	179,154	179,723	178,906
Dividends declared per common share	$0.62	$0.56	$0.93	$0.84

(a) Amounts may not sum due to rounding

  The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$329,607	$309,571
Adjustments
Depreciation and amortization	318,398	303,002
Provision for deferred income taxes	213,125	195,240
Amortization of deferred investment tax credits	(1,046)	(1,126)
Provision for losses on accounts receivable	26,087	18,331
Allowance for other funds used during construction	(7,064)	(9,895)
(Gain) loss on asset dispositions and purchases	(616)	529
Pension and non-pension postretirement benefits	18,056	58,552
Stock-based compensation expense	9,670	8,916
Other, net	(229)	(12,264)
Changes in assets and liabilities
Receivables and unbilled revenues	(77,323)	(108,062)
Taxes receivable, including income taxes	(3,830)	(5,513)
Other current assets	(15,292)	(13,188)
Pension and non-pension postretirement benefit contributions	(35,783)	(77,664)
Accounts payable	(30,141)	(28,577)
Taxes accrued, including income taxes	14,779	10,064
Interest accrued	44,975	47,481
Change in book overdraft	(2,052)	(7,993)
Other current liabilities	39,581	1,145
Operating cash flows provided by continuing operations	840,902	688,549
Operating cash flows provided by (used in) discontinued operations, net	(640)	127
Net cash provided by operating activities	840,262	688,676
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(664,859)	(664,975)
Acquisitions	(6,053)	(16,554)
Proceeds from sale of assets	804	749
Removal costs from property, plant and equipment retirements, net	(51,959)	(49,639)
Net funds released	738	11,339
Investing cash flows used in continuing operations	(721,329)	(719,080)
Investing cash flows used in discontinued operations	(12)	(287)
Net cash used in investing activities	(721,341)	(719,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	500,497	2,737
Repayment of long-term debt	(136,739)	(13,149)
Proceeds from short-term borrowings with maturities greater than three months	35,000	20,000
Repayment of short-term borrowings with maturities greater than three months	(256,000)	0
Net short-term borrowings (repayments) with maturities less than three months	(95,328)	99,450
Proceeds from issuances of employee stock plans and DRIP	15,446	19,788
Advances and contributions for construction, net of refunds of $16,305 and $16,671 at September 30, 2014 and 2013, respectively	21,293	13,486
Debt issuance costs	(4,593)	(1,126)
Redemption of preferred stock	(1,200)	(2,920)
Dividends paid	(160,848)	(99,554)
Tax benefit realized from equity compensation	10,715	0
Net cash (used in) provided by financing activities	(71,757)	38,712
Net increase in cash and cash equivalents	47,164	8,021
Cash and cash equivalents at beginning of period	26,964	24,433
Cash and cash equivalents at end of period	$74,128	$32,454
Non-cash investing activity:
Capital expenditures acquired on account but unpaid at end of period	$163,053	$119,807
Non-cash financing activity:
Advances and contributions	$8,876	$9,379
Dividends accrued	$55,494	$49,837
Long-term debt issued	$9,977	$0
Long-term debt retired	$(1,215)	$0

  The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders' Equity
Balance at December 31, 2013	178,379	$1,784	$6,261,396	$(1,495,698)	$(34,635)	(132)	$(5,043)	$0	$4,727,804
Net income	0	0	0	329,607	0	0	0	0	329,607
Direct stock reinvestment and purchase plan, net of expense of $22	34	0	1,568	0	0	0	0	0	1,568
Employee stock purchase plan	75	1	3,458	0	0	0	0	0	3,459
Stock-based compensation activity	777	8	30,765	(640)	0	(122)	(5,179)	0	24,954
Other comprehensive loss, net of tax of $(374)	0	0	0	0	(1,307)	0	0	0	(1,307)
Dividends	0	0	0	(166,433)	0	0	0	0	(166,433)
Balance at September 30, 2014	179,265	$1,793	$6,297,187	$(1,333,164)	$(35,942)	(254)	$(10,222)	$0	$4,919,652

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders' Equity
Balance at December 31, 2012	176,988	$1,770	$6,222,644	$(1,664,955)	$(116,191)	0	$0	$1,720	$4,444,988
Net income	0	0	0	309,571	0	0	0	0	309,571
Direct stock reinvestment and purchase plan, net of expense of $41	35	0	1,399	0	0	0	0	0	1,399
Employee stock purchase plan	81	1	3,270	0	0	0	0	0	3,271
Stock-based compensation activity	1,017	10	23,973	(416)	0	(132)	(5,043)	0	18,524
Subsidiary preferred stock redemption	0	0	0	0	0	0	0	(1,720)	(1,720)
Other comprehensive income, net of tax of $4,356	0	0	0	0	6,290	0	0	0	6,290
Dividends	0	0	0	(149,391)	0	0	0	0	(149,391)
Balance at September 30, 2013	178,121	$1,781	$6,251,286	$(1,505,191)	$(109,901)	(132)	$(5,043)	$0	$4,632,932

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The accompanying Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies (the “Company”) at September 30, 2014, the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, are unaudited, but reflect all adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in stockholders’ equity, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the periods presented. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Because they cover interim periods, the unaudited consolidated financial statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

The accompanying Notes to the Consolidated Financial Statements relate to continuing operations only unless otherwise indicated. Certain reclassifications have been made to previously reported data to conform to the current presentation. In 2014 the Company revised the 2013 balance sheet to classify $18,609 of deferred income taxes as current rather than non-current. The change in classification was not material to the previously issued financial statements.

Note 2: New Accounting Pronouncements

The following recently issued accounting standards have been adopted by the Company and have been included in the consolidated results of operations, financial position or footnotes of the accompanying Consolidated Financial Statements:

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of the updated guidance include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also includes additional disclosures regarding the nature and amount of the obligation, as well as other information about those obligations. The update was effective on a retrospective basis for interim and annual periods beginning January 1, 2014. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Foreign Currency Matters

In June 2013, the FASB issued guidance for a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendments resolve differing views in practice and apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The update was effective prospectively for interim and annual periods beginning January 1, 2014. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

The following recently issued accounting standards are not yet required to be adopted by the Company:

Service Concession Arrangements

In January 2014, the FASB issued guidance for an operating entity that enters into a service concession arrangement with a public sector grantor who controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide the services and at what price. The grantor also controls, through ownership or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The guidance specifies that an operating entity should not account for the service concession arrangement as a lease. The operating entity should refer instead to other accounting guidance to account for the various aspects of the arrangement. The guidance also specifies that the infrastructure used in the arrangement should not be recognized as property, plant and equipment of the operating entity. This update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. This requires the cumulative effect of applying the update to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The update is effective for interim and annual periods beginning January 1, 2015. Early adoption is permitted. The adoption of this updated guidance is not expected to have a material impact on results of operations, financial position or cash flows.

Reporting Discontinued Operations

In April 2014, the FASB issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the updated guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major part of the entity. A component comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity including a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group. The update no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or if there is significant continuing involvement with a component after its disposal. The guidance is effective on a prospective basis for interim and annual periods beginning after January 1, 2015. In general, this guidance is likely to result in fewer disposals of assets qualifying as discontinued operations.

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

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance that explicitly requires an entity’s management to assess the entity’s ability to continue as a going concern. The new guidance requires an entity to evaluate, at each interim and annual period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or are available to be issued) and to provide related disclosures, if applicable. The new guidance is effective for annual periods ending after December 15, 2016 and for interim and annual periods thereafter. Early adoption is permitted. The Company does not expect this new guidance to have a material impact on its results of operations, financial position or cash flows.

Note 3: Acquisitions and Divestitures

Acquisitions

During the nine-month period ended September 30, 2014, the Company closed on nine acquisitions: five regulated water systems, one regulated wastewater, and three regulated water and wastewater systems. The aggregate purchase price of these acquisitions totaled $6,134. Assets acquired, principally plant, totaled $13,119. Liabilities assumed totaled $6,985, including contributions in aid of construction of $4,231 and debt of $1,683.

Divestitures

In the third quarter of 2014, the Company approved a plan to exit the Class B biosolids management business by selling Terratec Environmental Ltd (“Terratec”), and as a result, has included the results as discontinued operations for all periods presented. Terratec, which was previously included in the Market-Based Operations segment, is based in Canada and provides environmentally sustainable management and disposal of biosolids and wastewater by-products. The Company expects to complete the disposition during the fourth quarter of 2014.

Included in the loss on discontinued operations is an estimated loss on the disposal of Terratec in the amount of $3,470. The provision for income taxes for 2014 includes the utilization of $1,480 of tax attributes as a result of the expected sale. Charges recorded in connection with the discontinued operations include estimates that are subject to subsequent adjustment.

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues	$4,910	$7,006	$12,234	$16,904
Total operating expenses, net	7,973	6,297	17,657	17,430
Income (loss) from discontinued operations before income taxes	(3,063)	709	(5,423)	(526)
Provision (benefit) for income taxes	1,360	(47)	865	(374)
Income (loss) from discontinued operations	$(4,423)	$756	$(6,288)	$(152)

Assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets include the following:

	September 30, 2014	December 31, 2013
ASSETS
Total property, plant and equipment	$2,168	$2,808
Current assets	4,088	4,953
Total assets of discontinued operations	$6,256	$7,761

LIABILITIES
Current liabilities	$1,667	$3,824
Total liabilities of discontinued operations	$1,667	$3,824

Note 4: Goodwill

The Company’s annual goodwill impairment test is conducted at November 30 of each calendar year. Interim reviews are performed when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred. The Company has determined no such triggering event had occurred during the nine months ended September 30, 2014.

The change in the Company’s goodwill assets, as allocated between the reporting units is as follows:

	Regulated Unit		Market-Based Operations		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net

Balance at January 1, 2014	$3,412,063	$(2,332,670)	$235,990	$(107,619)	$3,648,053	$(2,440,289)	$1,207,764
Goodwill from acquisitions	301	0	0	0	301	0	301
Balance at September 30, 2014	$3,412,364	$(2,332,670)	$235,990	$(107,619)	$3,648,354	$(2,440,289)	$1,208,065

Balance at January 1, 2013	$3,411,549	$(2,332,670)	$235,990	$(107,619)	$3,647,539	$(2,440,289)	$1,207,250
Goodwill from acquisitions	405	0	0	0	405	0	405
Reclassifications and other activity	86	0	0	0	86	0	86
Balance at September 30, 2013	$3,412,040	$(2,332,670)	$235,990	$(107,619)	$3,648,030	$(2,440,289)	$1,207,741

Note 5: Stockholders’ Equity

Common Stock

Under American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”), stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through the plan administrator without commission fees. The Company’s plan administrator may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The plan administrator may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of September 30, 2014, there were 4,621 shares available for future issuance under the DRIP.

The following table summarizes information regarding issuances under the DRIP for the nine months ended September 30, 2014 and 2013:

	2014	2013
Shares of common stock issued	34	35
Cash proceeds received	$1,590	$1,440

Cash dividend payments made during the three-month periods ended March 31, June 30 and September 30 were as follows:

	2014	2013
Dividends per share, three months ended:
March 31	$0.28	$0.00
June 30	$0.31	$0.28
September 30	$0.31	$0.28

Total dividends paid, three months ended:
March 31	$49,968	$0
June 30	$55,422	$49,744
September 30	$55,458	$49,810

On September 19, 2014, the Company declared a quarterly cash dividend of $0.31 per share, payable on December 1, 2014 to shareholders of record as of November 10, 2014. As of September 30, 2014, the Company had accrued dividends totaling $55,494 included in other current liabilities on the accompanying Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2014 and 2013, respectively:

	Defined Benefit Plans
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial (Gain) Loss	Foreign Currency Translation	Loss on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2014	$(69,711)	$713	$31,150	$3,213	$0	$(34,635)
Other comprehensive income (loss) before reclassifications	0	0	0	(594)	(825)	(1,419)
Amounts reclassified from accumulated other comprehensive income (loss)	0	124	(22)	0	10	112
Net comprehensive income (loss) for the period	0	124	(22)	(594)	(815)	(1,307)
Ending balance at September 30, 2014	$(69,711)	$837	$31,128	$2,619	$(815)	$(35,942)

Beginning balance at January 1, 2013	$(143,183)	$539	$22,239	$4,214	$0	$(116,191)
Other comprehensive income (loss) before reclassifications	0	0	0	(523)	0	(523)
Amounts reclassified from accumulated other comprehensive income (loss)	0	130	6,683	0	0	6,813
Net comprehensive income (loss) for the period	0	130	6,683	(523)	0	6,290
Ending balance at September 30, 2013	$(143,183)	$669	$28,922	$3,691	$0	$(109,901)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive income (loss) directly to net income in its entirety. These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 9)

The amortization of the loss on cash flow hedge is included in interest, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Stock-Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). As of September 30, 2014, a total of 8,832 shares were available for grant under the Plan. Shares issued under the Plan may be authorized-but-unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$632	$628	$1,989	$2,480
Restricted stock units	2,008	1,681	7,248	6,015
Employee stock purchase plan	148	145	433	421
Stock-based compensation in operation and maintenance expense	2,788	2,454	9,670	8,916
Income tax benefit	(1,087)	(957)	(3,771)	(3,477)
After-tax stock-based compensation expense	$1,701	$1,497	$5,899	$5,439

There were no significant stock-based compensation costs capitalized during the nine months ended September 30, 2014 and 2013, respectively.

Stock Options

In the first nine months of 2014, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2014. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted through September 30, 2014:

Dividend yield	2.55%
Expected volatility	17.75%
Risk-free interest rate	1.06%
Expected life (years)	3.6
Exercise price	$44.29
Grant date fair value per share	$4.57

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2014, $2,241 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.2 years.

The table below summarizes stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	2,055	$28.80
Granted	491	44.29
Forfeited or expired	(36)	39.29
Exercised	(427)	25.36
Options outstanding at September 30, 2014	2,083	$32.98	4.1	$31,773
Exercisable at September 30, 2014	1,243	$27.42	3.0	$25,862

The following table summarizes additional information regarding stock options exercised during the nine months ended September 30, 2014 and 2013:

	2014	2013
Intrinsic value	$8,775	$10,999
Exercise proceeds	10,831	15,499
Income tax benefit	2,634	3,138

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

In the first nine months of 2014, the Company granted restricted stock units, both with and without performance conditions, to certain employees and non-employee directors under the Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1, 2014 and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1, 2014 (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance

Period. The restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market conditions are valued using a Monte Carlo model.

Weighted-average assumptions used in the Monte Carlo simulation are as follows for restricted stock units with market conditions granted through September 30, 2014:

Expected volatility	17.78%
Risk-free interest rate	0.75%
Expected life (years)	3

The grant date fair value of the restricted stock unit awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of September 30, 2014, $6,940 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.0 years.

The table below summarizes restricted stock unit activity for the nine months ended September 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2014	539	$36.27
Granted	228	45.45
Performance share adjustment	113	30.34
Vested	(325)	31.77
Forfeited	(16)	41.24
Non-vested total at September 30, 2014	539	$41.47

The following table summarizes additional information regarding restricted stock units distributed during the nine months ended September 30, 2014 and 2013:

	2014	2013
Intrinsic value	$14,938	$13,983
Income tax benefit	1,592	2,049

If dividends are paid with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $640 and $416 to retained earnings during the nine months ended September 30, 2014 and 2013, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (the “ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of September 30, 2014, there were 1,288 shares of common stock reserved for issuance under the ESPP. During the nine months ended September 30, 2014, the Company issued 75 shares under the ESPP.

Note 6: Long-Term Debt

The Company primarily issues long-term debt to fund capital expenditures at the regulated subsidiaries. The components of long-term debt are as follows:

	Rate	Weighted Average Rate	Maturity	September 30, 2014	December 31, 2013

Long-term debt of American Water Capital Corp. ("AWCC") (a)
Private activity bonds and government funded debt
Fixed rate	1.79%-6.25%	5.42%	2021-2040	$254,655	$330,732
Senior notes
Fixed rate	3.40%-8.27%	5.44%	2016-2042	3,812,752	3,312,761
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate	0.00%-6.20%	4.67%	2015-2041	814,025	863,716
Mortgage bonds
Fixed rate	4.29%-9.71%	7.41%	2015-2039	676,500	676,500
Mandatorily redeemable preferred stock	8.47%-9.75%	8.61%	2019-2036	17,702	18,902
Capital lease obligations	12.17%	12.17%	2026	893	913
Long-term debt				5,576,527	5,203,524
Unamortized debt, net (b)				32,133	35,984
Interest rate swap fair value adjustment				3,527	4,724
Total long-term debt				$5,612,187	$5,244,232

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)	Primarily fair value adjustments previously recognized in acquisition purchase accounting.

The Company issued the following long-term debt during 2014.

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Senior notes—fixed rate	3.40%-4.30%	2025-2042	$500,000
Other subsidiaries (1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2031-2033	10,474
Total issuances				$510,474
(1)

Issuance includes $9,977 which was initially kept in trust pending the Company’s certification that it has incurred qualifying capital expenditures. This amount has been presented as non-cash in the accompanying Consolidated Statements of Cash Flows.

The Company also assumed debt of $1,683 related to an acquisition in the second quarter of 2014.

The following long-term debt was retired through sinking fund payments and maturities during 2014:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	6.00%-6.75%	2014-2031	$77,760
American Water Capital Corp.	Senior notes—fixed rate	6.00%	2039	9
Other subsidiaries (1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.25%	2014-2041	60,165
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other subsidiaries	Capital lease payments			20
Total retirements and redemptions				$139,154

(1)Includes $1,215 of non-cash defeasance via the use of restricted funds

Interest income included in interest, net is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$3,527	$2,935	$9,030	$8,615

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

The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

Balance sheet classification	September 30, 2014	December 31, 2013
Regulatory and other long-term assets
Other	$3,515	$4,776
Long-term debt
Long-term debt	3,527	4,724

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statement classification	2014	2013	2014	2013
Interest, net
Gain (loss) on swap	$(1,058)	$385	$(1,261)	$(2,670)
Gain (loss) on borrowing	945	(247)	1,198	2,434
Hedge ineffectiveness	(113)	138	(63)	(236)

Note 7: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $313,979 (net of discount of $21) at September 30, 2014 and $630,307 (net of discount of $193) at December 31, 2013. During the first nine months of 2014, the Company borrowed $35,000 with maturities greater than three months, and repaid $35,000 and $221,000 borrowed in 2014 and 2013, respectively, with maturities greater than three months.

Note 8: Income Taxes

The Company’s estimated annual effective tax rate was 39.7% for the nine months ended September 30, 2014 and September 30, 2013, excluding various discrete items.

The Company’s actual effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Actual effective tax rate	40.6%	39.6%	40.1%	38.8%

Included in 2013 are discrete items including $3,274 of tax benefits recorded in the first quarter of 2013 associated with an entity reorganization within the Company’s Market-Based Operations segment that allowed for the utilization of state net operating loss carryforwards and the release of a valuation allowance.

Current deferred tax assets increased in 2014 due to the expected utilization of certain tax attributes within the next 12 months.

Note 9: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Components of net periodic pension benefit cost
Service cost	$7,943	$9,468	$23,830	$28,404
Interest cost	19,163	17,024	57,489	51,072
Expected return on plan assets	(23,709)	(22,108)	(71,128)	(66,322)
Amortization of:
Prior service cost (credit)	181	181	543	543
Actuarial (gain) loss	(33)	9,293	(98)	27,878
Net periodic pension benefit cost	$3,545	$13,858	$10,636	$41,575

Components of net periodic other postretirement benefit cost
Service cost	$2,764	$3,820	$8,293	$11,461
Interest cost	7,152	7,175	21,454	21,525
Expected return on plan assets	(6,875)	(7,571)	(20,625)	(22,713)
Amortization of:
Prior service cost (credit)	(548)	(548)	(1,642)	(1,642)
Actuarial (gain) loss	(20)	2,782	(60)	8,346
Net periodic other postretirement benefit cost	$2,473	$5,658	$7,420	$16,977

The Company contributed $26,680 to its defined benefit pension plans in the first nine months of 2014 and expects to contribute $10,785 during the balance of 2014. In addition, the Company contributed $9,103 for the funding of its other postretirement plans in the first nine months of 2014 and expects to contribute $3,034 during the balance of 2014.

Note 10: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At September 30, 2014, the Company has accrued approximately $3,200 as probable costs and it is reasonably possible that additional losses could range up to $31,100 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows, individually or in the aggregate.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2064 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,580,231 at September 30, 2014. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2015 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $882,176 at September 30, 2014. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

On October 13, 2014, the Company and the Utility Workers Union of America AFL-CIO entered into a settlement agreement designed to resolve a dispute between the Company and most of the labor unions which represent employees in the Regulated Businesses (the “Unions’) regarding the Company’s national benefit agreements. Among other things, the settlement agreement provides for a new 2014-2018 National Benefits Agreement that will be in effect generally until July 31, 2018. In addition, the Company agreed to make a $10 million lump-sum payment, to be distributed in accordance with procedures set forth in the settlement agreement among eligible employees represented by the Unions and affected by implementation of the Company’s last, best and final offer effective January 1, 2011. The majority of the distributions are expected to be used to reimburse employees for medical claims which were incurred during the relevant period and will be funded by the Group Insurance Plan for American Water Works Company, Inc. and Its Designated Subsidiaries and Affiliates - Active Employees VEBA (the “VEBA Trust”), to which the Company previously has made contributions. Therefore, amounts funded out of the VEBA Trust will not have an impact on our results of operations. The Unions approved the settlement agreement on October 30, 2014 and National Labor Relations Board (the “NLRB”) approved the settlement agreement on October 31, 2014.  The NLRB advised the Company that it will dismiss its petition for enforcement filed in the United States Court of Appeals for the Seventh Circuit and close the case after the Company has substantially complied with its obligations under the settlement agreement to make the lump sum payment and to post a notice to empolyees agreeable to the Company and acceptable to the NLRB.

Note 11: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $2,200 and $3,300 at September 30, 2014 and December 31, 2013, respectively. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at September 30, 2014 and December 31, 2013 include $7,791 and $8,027, respectively, related to the NOAA agreement.

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

The following is a reconciliation of the Company’s income from continuing operations, income (loss) from discontinued operations and net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2014	2013	2014	2013
Income from continuing operations	$156,608	$149,909	$335,895	$309,723
Income (loss) from discontinued operations, net of tax	(4,423)	756	(6,288)	(152)
Net income	152,185	150,665	329,607	309,571
Less: Distributed earnings to common shareholders	55,664	50,007	161,439	99,929
Less: Distributed earnings to participating securities	17	19	49	41
Undistributed earnings	96,504	100,639	168,119	209,601
Undistributed earnings allocated to common shareholders	96,478	100,598	168,070	209,520
Undistributed earnings allocated to participating securities	26	41	49	81
Total income from continuing operations available to common shareholders, basic	$156,565	$149,849	$335,797	$309,601
Total income available to common shareholders, basic	$152,142	$150,605	$329,509	$309,449

Weighted-average common shares outstanding, basic	178,992	177,965	178,800	177,671
Basic earnings per share: (a)
Income from continuing operations	$0.87	$0.84	$1.88	$1.74
Income (loss) from discontinued operations, net of tax	$(0.02)	$0.00	$(0.04)	$(0.00)
Net income	$0.85	$0.85	$1.84	$1.74
(a)

Earnings per share amounts are computed independently for income from continuing operations, income (loss) from discontinued operations and net income. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net income.

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

The following is a reconciliation of the Company’s income from continuing operations, income (loss) from discontinued operations and net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted	2014	2013	2014	2013
Total income from continuing operations available to common shareholders, basic	$156,565	$149,849	$335,797	$309,601
Income (loss) from discontinued operations, net of tax	(4,423)	756	(6,288)	(152)
Total income available to common shareholders, basic	152,142	150,605	329,509	309,449
Undistributed earnings for participating securities	26	41	49	81
Total income from continuing operations available to common shareholders, diluted	$156,591	$149,890	$335,846	$309,682
Total income available to common shareholders, diluted	$152,168	$150,646	$329,558	$309,530

Weighted-average common shares outstanding, basic	178,992	177,965	178,800	177,671
Common stock equivalents:
Restricted stock units	497	502	460	473
Stock options	458	685	462	760
Employee stock purchase plan	1	2	1	2
Weighted-average common shares outstanding, diluted	179,948	179,154	179,723	178,906
Diluted earnings per share (a)
Income from continuing operations	$0.87	$0.84	$1.87	$1.73
Income (loss) from discontinued operations, net of tax	$(0.02)	$0.00	$(0.03)	$(0.00)
Net income	$0.85	$0.84	$1.83	$1.73
(a)

Earnings per share amounts are computed independently for income from continuing operations, income (loss) from discontinued operations and net income. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net income.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	49	330	334	330
Restricted stock units where certain performance conditions were not met	53	88	53	89

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

The carrying amounts (including fair value adjustments previously recognized in acquisition purchase accounting) and fair values of the financial instruments are as follows:

		At Fair Value as of September 30, 2014
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$17,608	$0	$0	$22,255	$22,255
Long-term debt (excluding capital lease obligations)	5,611,294	2,901,707	1,479,866	2,096,293	6,477,866

		At Fair Value as of December 31, 2013
Recurring Fair Value Measures	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$18,827	$0	$0	$22,795	$22,795
Long-term debt (excluding capital lease obligations)	5,224,492	2,263,355	1,462,404	2,057,506	5,783,265

Included in the long-term debt carrying amount above is a fair value adjustment related to the Company’s interest rate swap fair value hedge, which is classified as Level 2 within the fair value hierarchy.

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2014 and December 31, 2013, respectively:

	At Fair Value as of September 30, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$37,283	$0	$0	$37,283
Rabbi trust investments	0	666	0	666
Deposits	1,318	0	0	1,318
Mark-to-market derivative asset	0	3,515	0	3,515
Total assets	38,601	4,181	0	42,782
Liabilities
Deferred compensation obligation	0	11,548	0	11,548
Mark-to-market derivative liability	0	1,068	0	1,068
Total liabilities	0	12,616	0	12,616
Total net assets (liabilities)	$38,601	$(8,435)	$0	$30,166

	At Fair Value as of December 31, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$29,259	$0	$0	$29,259
Rabbi trust investments	0	444	0	444
Deposits	1,901	0	0	1,901
Mark-to-market derivative asset	0	4,776	0	4,776
Total assets	31,160	5,220	0	36,380
Liabilities
Deferred compensation obligation	0	11,928	0	11,928
Mark-to-market derivative liability	0	1,276	0	1,276
Total liabilities	0	13,204	0	13,204
Total net assets (liabilities)	$31,160	$(7,984)	$0	$23,176

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

Note 14: Segment Information

The Company has two operating segments that are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Operations.  The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended
	September 30, 2014
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$753,701	$96,980	$(4,512)	$846,169
Depreciation and amortization	99,120	1,447	6,222	106,789
Total operating expenses, net	434,912	79,915	(5,943)	508,884
Income from continuing operations before income taxes	258,539	17,634	(12,360)	263,813
Total assets	14,161,472	309,935	1,244,240	15,715,647
Assets of discontinued operations (included in total assets above)	0	6,256	0	6,256
Capital expenditures	261,241	1,849	0	263,090
Capital expenditures of discontinued operations (included in above)	0	0	0	0

	As of or for the Three Months Ended
	September 30, 2013
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$743,091	$83,558	$(4,459)	$822,190
Depreciation and amortization	94,619	1,483	6,393	102,495
Total operating expenses, net	442,231	62,957	(6,164)	499,024
Income from continuing operations before income taxes	240,977	21,457	(14,151)	248,283
Total assets	13,362,265	282,744	1,601,727	15,246,736
Assets of discontinued operations (included in total assets above)	0	8,485	0	8,485
Capital expenditures	233,756	1,676	0	235,432
Capital expenditures of discontinued operations (included in above)	0	108	0	108

	As of or for the Nine Months Ended
	September 30, 2014
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,039,446	$253,857	$(13,353)	$2,279,950
Depreciation and amortization	296,084	4,354	17,960	318,398
Total operating expenses, net	1,302,298	212,075	(13,938)	1,500,435
Income from continuing operations before income taxes	555,985	43,593	(38,910)	560,668
Total assets	14,161,472	309,935	1,244,240	15,715,647
Assets of discontinued operations (included in total assets above)	0	6,256	0	6,256
Capital expenditures	660,805	4,066	0	664,871
Capital expenditures of discontinued operations (included in above)	0	12	0	12

	As of or for the Nine Months Ended
	September 30, 2013
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$1,964,225	$221,751	$(13,282)	$2,172,694
Depreciation and amortization	279,949	4,487	18,566	303,002
Total operating expenses, net	1,277,264	181,526	(16,617)	1,442,173
Income from continuing operations before income taxes	509,765	42,570	(46,287)	506,048
Total assets	13,362,265	282,744	1,601,727	15,246,736
Assets of discontinued operations (included in total assets above)	0	8,485	0	8,485
Capital expenditures	661,112	4,150	0	665,262
Capital expenditures of discontinued operations (included in above)	0	287	0	287

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Financial Results. For the three months ended September 30, 2014, we reported net income of $152.2 million, or diluted earnings per share (“EPS”) of $0.85, compared to $150.7 million, or diluted EPS of $0.84, for the comparable period in 2013. Income from continuing operations was $156.6 million, or $0.87 per diluted share for the third quarter of 2014 compared to $149.9 million, or $0.84 per diluted share for the third quarter of 2013.

For the nine months ended September 30, 2014, we reported net income of $329.6 million, or diluted EPS of $1.83 compared to $309.6 million, or diluted EPS of $1.73, for the comparable period in 2013.  Income from continuing operations was $335.9 million, or $1.87 per diluted share for the nine months ended September 30, 2014 compared to $309.7 million, or $1.73 per diluted share for the nine months ended September 30, 2013.

The increase in income from continuing operations for the three months ended September 30, 2014 compared to the same period in 2013 was due to favorable operating results from our Regulated Business segment due to higher revenues and lower operating expenses, partially offset by milder weather in the third quarter of 2014 compared to last year and the 2013 impact of retroactive price redeterminations for one of our military contracts in the Market-Based Operations.  The increase in income from continuing operations for the nine months ended September 30, 2014 compared to the same period in 2013 was the result of favorable operating results from our Regulated Business segment reflecting higher revenue and lower operations and maintenance (“O&M”) expenses partially offset by higher depreciation expenses and higher costs resulting from the Freedom Industries chemical spill in West Virginia.  Also contributing to the overall increase in income from continuing operations was lower interest expense for the both the three and nine month periods ended September 30, 2014 compared to the same periods in the prior year.

During the third quarter of 2014, management was involved in discussions to sell our Terratec line of business, which is part of our Market-Based Operations segment. The sale is expected to close in the fourth quarter of 2014.  The financial results of this entity have been reflected as discontinued operations for all periods presented.  All financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflects continuing operations, unless otherwise noted.

For 2014, our goals include actively addressing regulatory lag and promoting constructive regulatory frameworks, continuing to improve our regulated operation and maintenance (“O&M”) efficiency ratio, making efficient use of our capital and expanding both our Regulated Businesses segment through focused acquisitions and/or organic growth and our Market-Based Operations segment through core growth, expanding markets and new offerings. In addition, we will continue to focus on our customer service by achieving established customer satisfaction and service quality targets. Regarding environmental sustainability, we are committed to maximizing our protection of the environment, reducing our carbon and waste footprints and water lost through leakage.  The progress that we have made in the nine months of 2014 with respect to certain of these objectives is described below.

Promoting Constructive Regulatory Frameworks.  On July 1, 2014, annualized revenues of $7.4 million resulting from infrastructure charges in our New Jersey subsidiary became effective.

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

On September 2, 2014, our Missouri subsidiary filed for additional annualized revenues from infrastructure charges in the amount of $8.5 million.

The table below provides further details of annualized revenues, assuming a constant volume, resulting from rate authorizations granted in 2014:

	Annualized Rate Increases Granted
	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
	(In millions)
State
General Rate Cases
New York	$—	$1.2
Iowa	—	3.8
Total General Rate cases	$—	$5.0

Infrastructure charges
New York	$—	$1.8
New Jersey	7.4	17.5
Missouri	—	3.7
Illinois	—	2.1
Tennessee	—	0.5
Total Infrastructure charges	$7.4	$25.6

On October 29, 2014, our Tennessee subsidiary filed for additional annualized revenue from infrastructure charges in the amount of $2.6 million.

As of October 31, 2014, we are awaiting final orders for general rate cases in Indiana and California, requesting additional annualized revenue of approximately $44.5 million, adjusted for the potential California settlement discussed above. There is no assurance that all or any portion, of these requests will be granted.

On October 22, 2014, the New Jersey Board of Public Utilities issued an order on the Consolidated Tax Adjustment (“CTA”) in New Jersey. Historically, the CTA allocated a portion of our consolidated losses since 1991 as a reduction to utility rate base.  The order reaffirmed the continued use of a CTA as a deduction to utility rate base; however, it approved changes in methodology, two of which are significant for our New Jersey subsidiary. First, the "look-back" period was limited to the most recent five calendar years rather than to 1991. Second, the consolidated losses will be allocated 25% to customers and 75% to the company rather than customers receiving 100% allocation. The Order is subject to a 45 day appeal period.

Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses. Our O&M efficiency ratio (a non-GAAP measure) is calculated on our Regulated Businesses’ operations and is defined as operation and maintenance expense divided by operating revenues where both O&M and operating revenues are adjusted to eliminate the impact of purchased water. We also exclude the allocable portion of non-O&M support services costs, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the

Statement of Operations. Our O&M efficiency ratio was 32.6% for the three months ended September 30, 2014, compared to 35.3% for the three months ended September 30, 2013. Our O&M efficiency ratio was 36.9% for the nine months ended September 30, 2014, compared to 38.5% for the nine months ended September 30, 2013. The improvement in our 2014 O&M efficiency ratio for the three months ended September 30, 2014 was primarily attributable to an increase in Regulated Businesses’ revenue and a decrease in our Regulated Businesses O&M compared to the same period in 2013.  For the nine months ended September 30, 2014, the improvement was primarily attributable to the increase in our Regulated Businesses’ revenue compared to the same period in 2013.

We evaluate our operating performance using this measure because management believes it is a direct measure of the efficiency of our Regulated Businesses’ operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report. The following table provides a reconciliation that compares O&M and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our O&M efficiency ratio for the three and nine months ended September 30, 2014 as compared to the same periods in 2013:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total O&M	$341,348	$337,674	$1,004,377	$962,853
Less:
O&M—Market-Based Operations	77,401	59,682	204,460	172,684
O&M—Other	(14,329)	(14,618)	(40,307)	(43,674)
Total Regulated O&M	278,276	292,610	840,224	833,843
Less:
Regulated purchased water expense	33,674	33,956	93,332	84,759
Allocation of internal O&M	9,936	7,988	29,472	26,132
Adjusted Regulated O&M (a)	$234,666	$250,666	$717,420	$722,952

Total Operating Revenues	$846,169	$822,190	$2,279,950	$2,172,694
Less:
Operating revenues—Market-Based Operations	96,980	83,558	253,857	221,751
Operating revenues—Other	(4,512)	(4,459)	(13,353)	(13,282)
Total Regulated operating revenues	753,701	743,091	2,039,446	1,964,225
Less: Regulated purchased water expense*	33,674	33,956	93,332	84,759
Adjusted Regulated operating revenues (b)	$720,027	$709,135	$1,946,114	$1,879,466
Regulated O&M efficiency ratio (a)/(b)	32.6%	35.3%	36.9%	38.5%

* Calculation assumes purchased water revenues are equal to purchased water expenses.

Making Efficient Use of Capital. We made capital investments of approximately $313.7 million and $701.6 million during the three months and nine months ended September 30, 2014, respectively. Of this total year-to-date investment, approximately $695.4 million was for Company-funded capital improvements with the remaining $6.2 million for the acquisition of regulated water and/or wastewater systems.  For the full-year of 2014, we estimate our total capital plan to be $1.0 billion, most of which will be allocated to upgrading our infrastructure and systems and we estimate up to an additional $15 million for acquisitions and strategic investment purposes.

Expanding Markets and Developing New Offerings. During the nine months ended September 30, 2014, our Regulated Businesses completed the purchase of five regulated water systems, one regulated wastewater system and three regulated water and wastewater systems. These acquisitions added approximately 2,100 water customers and 1,600 wastewater customers to our regulated operations. Also, as previously announced, in January 2014, our Military Services Group within our Market-Based Operations segment was awarded a contract for ownership, operation and maintenance of the water and wastewater systems at Hill Air Force Base in Utah.  In August 2014, our Military Services Group was awarded a contract for ownership, operation and maintenance of the water and wastewater systems at Picatinny Arsenal in New Jersey.  Additionally, during the nine months ended September 30, 2014, our Homeowner Services Group (“HOS”) expanded its water and sewer line protection programs into Arkansas, Louisiana, Maine, Minnesota, New Hampshire, Oklahoma, Vermont and Wyoming.

Other Matters.

West Virginia Freedom Industries Chemical Spill.  As noted in the Form 10-K for the year ended December 31, 2013, on January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked 4-methylcyclohexane methanol, or MCHM, and PPH/DiPHH, a mix of polyglycol ethers, into the Elk River near the West Virginia-American Water Company (“WVAWC”) treatment plant in Charleston, West Virginia.  As a result of this event, income before income taxes was reduced by $0.5 million and $11.4 million for the three and nine months ended September 30, 2014, respectively.

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

Labor Dispute Regarding National Benefits Agreement. The Company’s Form 10-Q for the quarter ended June 30, 2014 describes a dispute between the Company and most of the labor unions representing employees in the Regulated Businesses (the “Unions”) regarding the Company’s national benefits agreement. On October 13, 2014, the Company and the Utility Workers Union of America AFL-CIO entered into a settlement agreement designed to resolve the dispute between the Company and the Unions. Among other things, the settlement agreement provides for a new 2014-2018 National Benefits Agreement that will be in effect generally until July 31, 2018. In addition, the Company agreed to make a $10 million lump-sum payment, to be distributed in accordance with procedures set forth in the settlement agreement among eligible employees represented by the Unions and affected by implementation of the Company’s last, best and final offer effective January 1, 2011. The majority of the distributions are expected to be used to reimburse employees for medical claims arising during the relevant period and will be funded by the Group Insurance Plan for American Water Works Company, Inc. and Its Designated Subsidiaries and Affiliates - Active Employees VEBA (the “VEBA Trust”), to which the Company previously has made contributions. Therefore, amounts funded out of the VEBA Trust will not have an impact on earnings. The Unions approved the settlement agreement on October 30, 2014 and the National Labor Relations Board (the “NLRB”) approved the settlement agreement on October 31, 2014. The NLRB advised the Company that it will dismiss its petition for enforcement filed in the United States Court of Appeals for the Seventh Circuit and close the case after the Company has substantially complied with its obligations under the settlement agreement to make the lump sum payment and to post a notice to employees agreeable to the Company and acceptable to the NLRB.

Consolidated Results of Operations and Changes from Prior Periods

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Favorable (Unfavorable) Change	2014	2013	Favorable (Unfavorable) Change
	(Dollars in thousands, except per share amounts)
Operating revenues	$846,169	$822,190	$23,979	$2,279,950	$2,172,694	$107,256
Operating expenses
Operation and maintenance	341,348	337,674	(3,674)	1,004,377	962,853	(41,524)
Depreciation and amortization	106,789	102,495	(4,294)	318,398	303,002	(15,396)
General taxes	60,807	58,087	(2,720)	178,276	175,789	(2,487)
(Gain) loss on asset dispositions and purchases	(60)	768	828	(616)	529	1,145
Total operating expenses, net	508,884	499,024	9,860	1,500,435	1,442,173	58,262
Operating income	337,285	323,166	14,119	779,515	730,521	48,994
Other income (expenses)
Interest, net	(75,445)	(77,389)	1,944	(222,673)	(233,260)	10,587
Allowance for other funds used during construction	2,805	2,800	5	7,064	9,895	(2,831)
Allowance for borrowed funds used during construction	1,570	1,679	(109)	4,324	5,102	(778)
Amortization of debt expense	(1,669)	(1,524)	(145)	(4,971)	(4,729)	(242)
Other, net	(733)	(449)	(284)	(2,591)	(1,481)	(1,110)
Total other income (expenses)	(73,472)	(74,883)	1,411	(218,847)	(224,473)	5,626
Income from continuing operations before income taxes	263,813	248,283	15,530	560,668	506,048	54,620
Provision for income taxes	107,205	98,374	(8,831)	224,773	196,325	(28,448)
Income from continuing operations	156,608	149,909	6,699	335,895	309,723	26,172
Loss from discontinued operations, net of tax	(4,423)	756	(5,179)	(6,288)	(152)	(6,136)
Net income	$152,185	$150,665	$1,520	$329,607	$309,571	$20,036

Basic earnings per share: (a)
Income from continuing operations	$0.87	$0.84		$1.88	$1.74
Loss from discontinued operations, net of tax	$(0.02)	$0.00		$(0.04)	$(0.00)
Basic earnings per share	$0.85	$0.85		$1.84	$1.74
Diluted earnings per share: (a)
Income from continuing operations	$0.87	$0.84		$1.87	$1.73
Loss from discontinued operations, net of tax	$(0.02)	$0.00		$(0.03)	$(0.00)
Diluted earnings per share	$0.85	$0.84		$1.83	$1.73

Average common shares outstanding during the period:
Basic	178,992	177,965		178,800	177,671
Diluted	179,948	179,154		179,723	178,906

(a) Amounts may not sum due to rounding

The following is a discussion of the consolidated results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating revenues. Consolidated operating revenues for the quarter increased $24.0 million, or 2.9%, compared to the same quarter last year. The increase is the result of higher revenues in our Regulated Businesses segment of $10.6 million, which is mainly attributable to rate increases, incremental revenues from surcharges, balancing accounts and acquisitions, partially offset by reduced consumption in 2014 compared to 2013, which we believe is the result of cooler and wetter weather conditions in 2014. Also, contributing to the higher revenues was a $13.4 million increase in our Market-Based Operations segment primarily due to incremental revenue from our military contracts as a result of increased construction type projects at Fort Polk as well as contract growth in our HOS. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated O&M  increased by $3.7 million, or 1.1%, compared to the same period in 2013. The increase is primarily due to higher O&M costs in our Market-Based Operations segment of $17.7 million, principally due to increased activity under our military contracts, corresponding with the increased revenue. This increase was largely offset by a $14.3 million decrease in O&M costs for our Regulated Businesses segment primarily due to lower production costs and lower employee-related costs. For further discussions on the changes in our Regulated and Market-Based segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $4.3 million, or 4.2%,  principally as a result of additional utility plant placed in service, including our Customer Information and Enterprise Asset Management systems that went into service during the second and fourth quarters of 2013.

General Taxes: General taxes increased $2.7 million or 4.7% due to higher property tax assessments in Pennsylvania and Kentucky.

Other income (expenses). Other expenses decreased by $1.4 million, or 1.9%, compared to the same period in the prior year. The change is primarily due to a reduction in interest expense resulting from interest savings as a result of our 2013 refinancings.

Provision for income taxes. Our consolidated provision for income taxes increased $8.8 million, or 9.0%, to $107.2 million for the three months ended September 30, 2014. The effective tax rates for the three months ended September 30, 2014 and 2013 were 40.6% and 39.6%, respectively.  Included in the three months ended September 30, 2014 were $2.1 million of discrete tax items associated with uncertain tax positions.

Loss from discontinued operations, net of tax. As noted above, the financial results of our Terratec line of business within our Market-Based segment has been classified as discontinued operations for all periods presented. The increase in loss from discontinued operations, net of tax is primarily related to costs associated with the pending sale and an income tax valuation allowance and lower operating result for the quarter.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating revenues. Consolidated operating revenues increased $107.3 million, or 4.9%. The increase is the result of higher revenues in our Regulated Businesses segment of $75.2 million, mainly attributable to rate increases, incremental revenues from surcharges and  balancing accounts, partially offset by reduced consumption in 2014, mainly due to the cooler and wetter weather in 2014 compared to 2013.  Also contributing to the higher revenues was a $32.1 million increase in our Market-Based Operations segment primarily due to incremental revenue from our military contracts as a result of increased construction type projects, with the largest increases at Forts Polk and Leavenworth, and contract growth in our HOS. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated O&M  increased by $41.5 million, or 4.3%. The increase is primarily due to higher O&M costs in our Regulated Businesses segment of $6.4 million, principally due to increased production costs, uncollectible expense, maintenance expense and costs associated with the Freedom Industries chemical spill in West Virginia, partially offset by lower employee-related costs. The increase in our Market-Based Operations segment of $31.8 million was mainly from incremental costs related to increased activity under our military contracts, corresponding with the increased revenue.  For further discussions on the changes in our Regulated Businesses and Market-Based Operations segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $15.4 million, or 5.1%, principally as a result of additional utility plant placed in service, including our Customer Information and Enterprise Asset Management systems that were placed into service during the second and fourth quarters of 2013.

Other income (expenses). Other expenses decreased by $5.6 million, or 2.5% . The change is primarily due to a reduction in interest expense resulting from interest savings as a result of our 2013 refinancings, offset by a reduction in AFUDC which is mainly attributable to our Customer Information and Enterprise Asset Management systems being placed into service in the second and fourth quarters of 2013.

Provision for income taxes. Our consolidated provision for income taxes increased $28.4 million, or 14.5%. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 40.1% and 38.8%, respectively. Included in the nine months ended September 30, 2014 were $2.0 million of discrete tax items associated with uncertain tax positions. The 2013 rate included a $3.3 million tax benefit associated with a legal structure reorganization in our Market-Based Operations segment. This strategic restructuring allowed us to utilize state net operating loss carryforwards prior to their expiration.

Loss from discontinued operations, net of tax. As noted above, the financial results of our Terratec line of business within our Market-Based segment has been classified as discontinued operations for all periods presented. The increase in loss from discontinued operations, net of tax is primarily related to costs associated with the pending sale and an income tax valuation allowance and lower operating results.

Segment Results

We have two operating segments that are also our reportable segments: the Regulated Businesses and the Market-Based Operations. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income before income taxes.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(In thousands)
Operating revenues	$753,701	$743,091	$10,610	$2,039,446	$1,964,225	$75,221
Operation and maintenance expense	278,276	292,610	(14,334)	840,224	833,843	6,381
Operating expenses, net	434,912	442,231	(7,319)	1,302,298	1,277,264	25,034
Income from continuing operations before income taxes	258,539	240,977	17,562	555,985	509,765	46,220

  Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business generally is subject to PUC economic regulation, and our results of operations are impacted significantly by rates authorized by the PUCs in the states in which we operate.

Operating revenues increased by $10.6 million, or 1.4%, for the quarter ended September 30, 2014, as compared to the same period in 2013. The increase in revenues is principally due to incremental revenues of approximately $23.0 million of rate increases resulting from rate authorizations for a number of our operating companies. Additionally, revenue increased by $1.8 million due to increased surcharges and balancing accounts and approximately $3.7 million of incremental revenues attributable to acquisitions. The most significant contributor to the increase in revenues from acquisitions was Dale Service Corporation (“Dale”), which was acquired by our Virginia subsidiary in the fourth quarter of 2013. Partially offsetting these increases was a decrease in revenues of approximately $18.7 million as a result of lower demand, of which a large portion is believed to be the result of cooler and wetter weather this year compared to last year.

Operating revenues increased by $75.2 million, or 3.8%, for the nine months ended September 30, 2014, as compared to the same period in 2013. The increase in revenues is principally due to incremental revenues of approximately $63.7 million attributable to rate increases from rate authorizations for a number of our operating companies partially offset by a reduction in consumption levels of approximately $11.5 million. As previously mentioned, we believe a large portion of this consumption decrease is the result of cooler and wetter weather this year compared to last year. Additionally, revenue increased by $10.2 million due to increased surcharges and balancing accounts and approximately $10.5 million as a result of 2013 acquisitions. The most significant contributor to the increase in revenues from acquisitions was Dale.

The following table provides information regarding the Regulated Businesses’ for the periods indicated:

	For the three months ended September 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	Operating Revenues (dollars in thousands)				Billed Water Sales Volume (gallons in millions)
Customer Class
Water service
Residential	$431,906	$420,307	$11,599	2.8%	53,523	55,905	(2,382)	(4.3%)
Commercial	155,761	152,640	3,121	2.0%	23,758	24,789	(1,031)	(4.2%)
Industrial	35,349	33,026	2,323	7.0%	10,405	10,081	324	3.2%
Public and other	87,868	87,510	358	0.4%	15,045	15,531	(486)	(3.1%)
Other water revenues	12,458	7,201	5,257	73.0%	—	—	—	—
Billed water services	723,342	700,684	22,658	3.2%	102,731	106,306	(3,575)	(3.4%)
Unbilled water services	(6,012)	9,384	(15,396)	(164.1%)
Total water service revenues	717,330	710,068	7,262	1.0%
Wastewater service revenues	23,059	20,720	2,339	11.3%
Other revenues	13,312	12,303	1,009	8.2%
	$753,701	$743,091	$10,610	1.4%

	For the nine months ended September 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	Operating Revenues (dollars in thousands)				Billed Water Sales Volume (gallons in millions)
Customer Class
Water service
Residential	$1,150,336	$1,100,767	$49,569	4.5%	135,165	136,356	(1,191)	(0.9%)
Commercial	416,197	395,622	20,575	5.2%	61,839	61,129	710	1.2%
Industrial	100,337	90,044	10,293	11.4%	29,811	27,235	2,576	9.5%
Public and other	253,127	238,701	14,426	6.0%	40,964	39,821	1,143	2.9%
Other water revenues	21,057	16,187	4,870	30.1%	—	—	—	—
Billed water services	1,941,054	1,841,321	99,733	5.4%	267,779	264,541	3,238	1.2%
Unbilled water services	(8,973)	27,469	(36,442)	(132.7%)
Total water service revenues	1,932,081	1,868,790	63,291	3.4%
Wastewater service revenues	69,721	60,955	8,766	14.4%
Other revenues	37,644	34,480	3,164	9.2%
	$2,039,446	$1,964,225	$75,221	3.8%

Water Services – Water service operating revenues for the three months ended September 30, 2014 totaled $717.3 million, a $7.3 million increase, or 1.0%, over the same period of 2013. For the nine months ended September 30, 2014, these revenues increased $63.3 million, or 3.4%, compared to the nine months ended September 30, 2013. As described above, the increases for both the three and nine months ended September 30, 2014 are primarily due to rate increases, incremental revenues associated with surcharges and amortization of balancing accounts and recent acquisitions. Also, it should be noted that the mix between billed revenues and unbilled revenues for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, has changed. This change is principally the result of the implementation of our Customer Information System (“CIS”) as part of Phase II of our business transformation project. At December 31, 2013, unbilled revenues were significantly higher than historical levels due to billing delays in certain accounts. During the first quarter of 2014, we addressed a majority of these delayed billings. Therefore, as a result, the change in unbilled water revenue for the three and nine-month periods ended September 30, 2014, compared to the same periods in 2013, decreased by $15.4 million and $36.4 million, respectively, with corresponding increases in billed revenues.

Wastewater services – Our subsidiaries provide wastewater services in eleven states. Revenues from these services increased $2.3 million, or 11.3%, and $8.8 million, or 14.4%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase is primarily attributable to the Dale acquisition in the fourth quarter of 2013.

Other revenues – Other revenues, which include such items as reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and similar items, increased $1.0 million, or 8.2%, and $3.2 million, or 9.2%, for the three and nine months ended September 30, 2014, respectively. The increase for the three months ended September 30, 2014 is principally due to the additional surcharge revenues. The nine-month period increase is primarily due to $2.4 million in insurance proceeds for business interruption as a result of Hurricane Sandy in addition to an increase in late payment fees.

Operation and maintenance expense. Operation and maintenance expense decreased $14.3 million, or 4.9%, and increased $6.4 million, or 0.8%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

The following table provides information regarding operation and maintenance expense for the three and nine months ended September 30, 2014 and 2013, by major expense category:

	For the three months ended September 30,				For the nine months ended September 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$79,455	$82,093	$(2,638)	(3.2%)	$222,855	$207,698	$15,157	7.3%
Employee-related costs	106,672	114,127	(7,455)	(6.5%)	321,452	342,611	(21,159)	(6.2%)
Operating supplies and services	53,204	54,215	(1,011)	(1.9%)	163,460	163,998	(538)	(0.3%)
Maintenance materials and supplies	15,421	15,357	64	0.4%	53,581	47,733	5,848	12.3%
Customer billing and accounting	15,420	16,193	(773)	(4.8%)	44,707	38,380	6,327	16.5%
Other	8,104	10,625	(2,521)	(23.7%)	34,169	33,423	746	2.2%
Total	$278,276	$292,610	$(14,334)	(4.9%)	$840,224	$833,843	$6,381	0.8%

Production costs by major expense type were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased Water	$33,674	$33,956	$(282)	(0.8%)	$93,332	$84,759	$8,573	10.1%
Fuel and Power	25,890	25,990	(100)	(0.4%)	71,025	66,227	4,798	7.2%
Chemicals	12,521	15,063	(2,542)	(16.9%)	35,316	36,997	(1,681)	(4.5%)
Waste Disposal	7,370	7,084	286	4.0%	23,182	19,715	3,467	17.6%
Total	$79,455	$82,093	$(2,638)	(3.2%)	$222,855	$207,698	$15,157	7.3%

Production costs decreased by $2.6 million, or 3.2%, for the three months ended September 30, 2014 and increased by $15.1 million, or 7.3%, for the nine months ended September 30, 2014. The decrease for the three month period was primarily due to a $1.8 million reversal of chemical expense resulting from a favorable litigation settlement. The increase for the nine month period was primarily due to increases in purchased water, fuel and power costs and waste disposal. Partially offsetting these increases was a decrease in chemicals due to the credit discussed above. The purchased water increases principally reflect increased prices in our California subsidiary. Fuel and power costs increased due to increased customer demand and higher supplier prices in several of our operating facilities as well as incremental costs as a result of the Dale acquisition in the fourth quarter of 2013. The increase in waste disposal costs for both the three and nine month periods was principally due to an increase in the amount allowed by a cost recovery mechanism in one of our operating companies and the Dale acquisition. Also contributing to the nine month increase was incremental costs associated with the Freedom Industries chemical spill in West Virginia.

The following table provides information with respect to components of employee-related costs for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,				For the nine months ended September 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Salaries and wages	$81,456	$81,211	$245	0.3%	$245,107	$241,617	$3,490	1.4%
Pensions	6,648	11,976	(5,328)	(44.5%)	20,268	36,604	(16,336)	(44.6%)
Group insurance	13,759	16,636	(2,877)	(17.3%)	41,889	50,283	(8,394)	(16.7%)
Other benefits	4,809	4,304	505	11.7%	14,188	14,107	81	0.6%
Total	$106,672	$114,127	$(7,455)	(6.5%)	$321,452	$342,611	$(21,159)	(6.2%)

The overall decrease in employee-related costs for the three and nine months ended September 30, 2014, compared to the same periods in 2013, was primarily due to a reduction in pension costs and postretirement benefit costs (which is included in group insurance expenses). These decreases are principally due to the change in assumptions used for the discount rate, which in turn resulted in decreased contributions. The decrease in contributions occurred principally at those of our regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Partially offsetting these decreases was an increase in salaries and wages expense for the three and nine months ended September 30, 2014, compared to the same periods in 2013. For the three month period, the increase is the result of annual wage and overtime expense increases offset by higher capitalization rates as a result of increased capital projects. For the nine month period, the increase is the result of annual wage increases and increased overtime expense attributable to an increased number of main breaks as a result of the harsh winter weather conditions, offset by a reduction in incentive compensation due to a lower than expected payout for the 2013 incentive period as well as higher capitalization rates as a result of increased capital projects.

Maintenance materials and supplies, which include preventive maintenance and emergency repair costs, remained relatively unchanged for the three months ended September 30, 2014 compared to the same period in 2013. The increase of $5.8 million, or 12.3%, for the nine months ended September 30, 2014, compared to the same period in 2013, is primarily due to an increase in tank painting costs in one of our subsidiaries and increases in paving, backfilling and other repair costs, most of which are from the higher than normal main breaks in the first quarter of 2014 due to the abnormally harsh winter weather conditions experienced throughout our operating areas.

Customer billing and accounting expenses, which include uncollectible accounts expense, postage and other customer related expenses, decreased by $0.8 million, or 4.8%, for the three months ended September 30, 2014 and increased by $6.3 million, or 16.5%, for the nine months ended September 30, 2014. The increase for the nine-month period is primarily due to incremental uncollectible expense associated with an increase in customer accounts receivable attributable to the overall aging of receivables as well as rate increases. We believe the aging of our receivables is the result of temporary changes made in our collection process with the implementation of our new Customer Information System in 2013. As such we anticipate uncollectible expense will continue to be higher this year.

Other operation and maintenance expense includes casualty and liability insurance premiums and regulatory costs. The decrease in these costs for the three months ended September 30, 2014 compared to the prior year period was primarily driven by lower regulatory expenses as well as lower casualty insurance costs, as a result of historical claims experience, and retroactive premium adjustments. The increase for the nine-month period ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to an increase in our expected retroactive premiums, principally due to incremental claims associated with the Freedom Industries chemical spill in West Virginia, net of favorable forecasted experience for already existing claims. These retroactive premiums are based upon current facts and circumstances with respect to outstanding claims and are subject to change as the claims mature. The increase in insurance costs is partially offset by lower regulatory expenses in one of our operating subsidiaries compared to the same period in the prior year.

Operating expenses. The decrease in operating expenses, for the three and nine months ended September 30, 2014, is principally due to the decreases in operation and maintenance expense explained above and higher depreciation and amortization expense of $4.5 million and $16.1 million for the three and nine months ended September 30, 2014, respectively. The increase in depreciation and amortization is primarily due to additional utility plant placed in service, including CIS and our Enterprise Asset Management system.

Market-Based Operations

The following table provides financial information for our Market-Based Operations segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(In thousands)
Operating revenues	$96,980	$83,558	$13,422	$253,857	$221,751	$32,106
Operation and maintenance expense	77,401	59,682	17,719	204,460	172,684	31,776
Operating expenses, net	79,915	62,957	16,958	212,075	181,526	30,549
Income from continuing operations before income taxes	17,634	21,457	(3,823)	43,593	42,570	1,023

Operating revenues. Revenues for the three and nine months ended September 30, 2014 increased $13.4 million and $32.1 million, respectively, compared to the same periods in 2013, as a result of incremental revenues in our Contract Operations Group (“ConOp”) and HOS lines of business. For the three and nine months ended September 30, 2014, our ConOp revenue increased $9.9 million and $19.8 million, respectively. These increases are primarily related to additional revenues from capital project activities associated with our military contracts. Partially offsetting these incremental revenues were the effects of retroactive price redeterminations for several of our military contracts which increased revenues by $3.4 million and $5.7 million for the three and nine months ended September 30, 2013, respectively. Other decreases in revenues in the 2014 periods compared to the prior year periods include terminated municipal and industrial operations and maintenance contracts. HOS revenues increased $3.5 million and $12.6 million for the three and nine months ended September 30, 2014, respectively. These increases were principally the result of contract growth, mainly through our New York City contracts, as well as expansion into other geographic areas and price increases for certain existing customers.

Operation and maintenance. Operation and maintenance expense increased $17.7 million, or 29.7%, and $31.8 million, or 18.4% for the three and nine months ended September 30, 2014, respectively.

The following table provides information regarding categories of operation and maintenance expense for the periods indicated:

	For the three months ended September 30,				For the nine months ended September 30,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$8,511	$9,333	$(822)	(8.8%)	$26,372	$27,803	$(1,431)	(5.1%)
Employee-related costs	15,993	14,673	1,320	9.0%	45,069	44,162	907	2.1%
Operating supplies and services	38,836	24,757	14,079	56.9%	93,518	67,611	25,907	38.3%
Maintenance materials and supplies	12,443	9,778	2,665	27.3%	34,753	30,161	4,592	15.2%
Other	1,618	1,141	477	41.8%	4,748	2,947	1,801	61.1%
Total	$77,401	$59,682	$17,719	29.7%	$204,460	$172,684	$31,776	18.4%

As noted in the table above, the primary factor contributing to the overall increase was an increase in operating supplies and services. This increase is mainly attributable to the increase in construction project activities under our military contracts and corresponds with the incremental revenues. Additionally, included in the three and nine months ended September 30, 2013 was the release of $3.8 million in loss contract reserves due to the resolution of certain outstanding issues and uncertainties. The increase in maintenance materials and supplies increased primarily due to higher HOS repair costs, which is attributable to new contracts.

Operating expense. The changes in operating expenses for the three and nine months ended September 30, 2014, compared to the same periods in 2013, are primarily due to the variances in the operation and maintenance expense explained above.

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

In order to meet our short-term liquidity needs, we, through AWCC, our financing subsidiary, issue commercial paper, which is supported by the revolving credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit and, from time to time, for direct borrowings. As of September 30, 2014, AWCC had no outstanding borrowings and $39.7 million of outstanding letters of credit under the revolving credit facility. As of September 30, 2014, AWCC had $1.2 billion available under the credit facility that we can use to fulfill our short-term liquidity needs, to issue letters of credit and support our $314.0 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from continuing operating activities for the nine months ended September 30, 2014 were $840.9 million compared to $688.5 million for the nine months ended September 30, 2013.

The following table provides a summary of the major items affecting our cash flows from continuing operating activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net income	$329,607	$309,571
Add (subtract):
Non-cash activities (1)	576,381	561,285
Changes in working capital (2)	(29,303)	(104,643)
Pension and postretirement healthcare contributions	(35,783)	(77,664)
Net cash flows provided by continuing operations	$840,902	$688,549

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

(2)

Changes in working capital include changes to receivables and unbilled revenue, taxes receivable (including income taxes), other current assets, accounts payable, taxes accrued (including income taxes), interest accrued, change in book overdraft and other current liabilities.

The increase in cash flows from operating activities during the nine months ended September 30, 2014 as compared to the same period in 2013 reflects higher net income adjusted for non-cash activities, changes in working capital and a reduction in pension and postretirement benefit contributions. The increase in working capital for the nine months ended September 30, 2014 compared to the same period in the prior year is principally the result of increased processing of payments, accounts payable and accrued expenses in the first quarter of 2013, which was attributed to delays in payment of vendor invoices in the latter portion of 2012 as a result of the implementation of Phase I of our business transformation project.

Our working capital needs are primarily limited to funding the increase in our customer accounts receivable and unbilled revenues which is mainly associated with the revenue increase as a result of rate increases in our Regulated Businesses segment. We address this timing issue through the aforementioned liquidity funding mechanisms. Our cash collections for our Regulated Businesses’ accounts receivable, some of which were unbilled as December 31, 2013, has showed improvement during 2014 compared to the second half of 2013. In the second half of 2013, the rate of cash collections, particularly in those states in which we implemented CIS in the second quarter of 2013, were slower than historical payment patterns. We believe this degradation in cash collections to be a result of certain process decisions, made as part of the CIS implementation, including the manual validation of bills prior to mailing to customers and decreased collection efforts. Therefore, we believe this situation to be only temporary in nature. Although cash collections increased during the first nine months of 2014, there are no assurances that the rate of cash collections will continue or be consistent with previous historical collection patterns.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities of continuing operations for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net capital expenditures	$(664,859)	$(664,975)
Proceeds from sale of assets and securities	804	749
Acquisitions	(6,053)	(16,554)
Other investing activities, net (1)	(51,221)	(38,300)
Net cash flows used in investing activities of continuing operations	$(721,329)	$(719,080)

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

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

The following table provides information on long-term debt that was issued during the first nine months of 2014:

Company	Type	Rate	Maturity	Amount (In thousands)
American Water Capital Corp. (1)	Senior notes—fixed rate	3.40%-4.30%	2025-2042	$500,000
Other subsidiaries (2)	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2031-2033	10,474
Total issuances				$510,474

(1)	On August 14, 2014, AWCC closed on senior fixed rate notes. Proceeds used to refinance commercial paper borrowings and to finance redemptions of long-term debt.
(2)

Proceeds from the above issuance, which were initially kept in trust, were received from New Jersey Environmental Infrastructure Trust and will be used to fund certain specific projects.  The proceeds are held in trust pending our certification that we have incurred qualifying expenditures. These issuances have been presented as non-cash in the accompanying Consolidated Statements of Cash Flows.  Subsequent releases of the funds will be reflected as net funds released in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.

In addition to the above issuance, we also assumed $1.7 million of debt as a result of an acquisition.

The following long-term debt was retired through sinking fund provisions or payment at maturity during the first nine months of 2014:

Company	Type	Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	6.00%-6.75%	2014-2031	$77,760
American Water Capital Corp.	Senior notes—fixed rate	6.00%	2039	9
Other subsidiaries (1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.25%	2014-2041	60,165
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other subsidiaries	Capital lease payments			20
Total retirements and redemptions				$139,154

(1)	Includes $1.2 million of non-cash defeasance via the use of restricted funds.

In September 2014, AWCC issued a notice of redemption for $23.3 million of outstanding 6.25% Senior Notes with an original maturity of 2032.  These notes will be retired on November 1, 2014.  Also, in September, our New York subsidiary issued a notice of redemption for 4.9% notes with an original maturity of 2034.  These notes were retired on October 1, 2014.  Lastly, on October 9, 2014, we issued a notice of redemption for $59.6 million of outstanding 6.00% Senior Notes with an original maturity date of 2039. These notes will be retired on December 1, 2014.

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other transactions.

Credit Facilities and Short-Term Debt

Short-term debt balance, consisting of commercial paper, net of discount, amounted to $314.0 million at September 30, 2014.

The following table provides information as of September 30, 2014 regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under our revolving credit facility.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
September 30, 2014	$1,250,000	$1,210,337	$150,000	$110,337	$313,979	$—

The weighted-average interest rate on short-term borrowings for the three months ended September 30, 2014 and 2013 was approximately 0.29% and 0.33%, respectively, and 0.29% and 0.36% for the nine months ended September 30, 2014 and 2013, respectively.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At	At
	September 30,	December 31,
	2014	2013
Total common stockholders' equity	45%	45%
Long-term debt and redeemable preferred stock at redemption value	51%	49%
Short-term debt and current portion of long-term debt	4%	6%
	100%	100%

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

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. As of September 30, 2014, our ratio was 0.55 to 1.00 and therefore we were in compliance with the covenant.

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

The following table shows the Company’s securities ratings as of September 30, 2014:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa1	A‑
Commercial paper	P2	A2

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon our ability to generate cash flows in an amount sufficient to service our debt and meet our investment plans. We can provide no assurances that our ability to generate cash flows is sufficient to maintain our existing ratings. None of our borrowings are subject to default or prepayment if a downgrading of these security ratings, although such a downgrading could increase fees and interest charges under our credit facility.

As part of the normal course of business, we routinely enter into contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit us and our counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if our debt is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to reference such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include a demand that we provide collateral to secure our obligations. We do not expect that our posting of collateral would have a material adverse impact on our results of operations, financial position or cash flows.

Dividends

Our board of directors’ practice has been to distribute to our shareholders a portion of our net cash provided by operating activities as regular quarterly dividends, rather than retaining that cash for other purposes. Since the dividends on our common stock are not cumulative, only declared dividends will be paid.

On March 3, 2014, we made a cash dividend payment of $0.28 per share to all shareholders of record as of February 3, 2014. On June 2, 2014 and September 2, 2014, we made quarterly cash dividend payments of $0.31 per share to all shareholders of record as of May 12, 2014 and August 11, 2014, respectively.

To permit our shareholders to take advantage of 2012 tax rates, the cash dividend payment that would have historically been paid in March 2013 was paid in December 2012.  On June 3, 2013 and September 3, 2013, we made cash dividend payments of $0.28 per share to all shareholders of record as of May 24, 2013 and August 19, 2013, respectively.

On September 19, 2014 our board of directors declared a quarterly cash dividend payment of $0.31 per share payable on December 1, 2014 to all shareholders of record as of November 10, 2014.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of September 30, 2014 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "Form 10-K") in Part I, Item 3, "Legal Proceedings," and in the Forms 10-Q for the quarters ended March 31, 2014 (the “First Quarter 2014 Form 10-Q”) and June 30, 2014 (the “Second Quarter 2014 Form 10-Q”), in each case in Part II, Item 1, "Legal Proceedings."

Alternative Water Supply in Lieu of Carmel River Diversions

The Form 10-K describes the Complaint for Declaratory Relief filed by California-American Water Company ("CAWC") against the Marina Coast Water District ("MCWD") and the Monterey County Water Resources Agency ("MCWRA"), which, following a transfer of the case, continued before the San Francisco County Superior Court. The Complaint for Declaratory Relief seeks a determination by the Court as to whether certain agreements related to the now-abandoned Regional Desalination Project (the “RDP Agreements”) are void as a result of the alleged conflict of interest of a former director of MCWRA (described in the Form 10-K), or remained valid. As noted in the First Quarter 2014 Form 10-Q, the former director entered a plea of no contest to, among other things, a felony violation of California Government Code section 1090 (“Section 1090”), which precludes public officials from being financially interested in any contract made by them in their official capacity. As also described in the First Quarter 2014 Form 10-Q, the Court ruled that CAWC's action was barred by the statute of limitations, but that MCWRA was subject to a longer statute of limitations under California Government Code section 1092(b), which invalidates contracts made in violation of Section 1090. As further described in the First Quarter 2014 Form 10-Q, MCWRA filed a Cross-Complaint against MCWD, contending that the RDP Agreements were void as a result of the former director's conduct and financial interest in the agreements.

On August 8, 2014, MCWRA filed a motion for summary judgment against MCWD with regard to both MCWRA's Cross-Complaint and the causes of action in MCWD's Cross-Complaint, which was filed on November 21, 2012 and was described in the Form 10-K. On November 3, 2014, the Court denied MCWRA’s motion with regard to MCWRA's Cross-Complaint, and granted the motion with regard to all but two counts in MCWD’s Cross-Complaint. The remaining issues in MCWD’s Cross-Complaint to be addressed by the Court pertain to the question of whether certain of the agreements involve financing obligations and, therefore, are subject to a 60 day statute of limitations that would preclude MCWRA’s Section 1090 action with regard to those agreements; the Court indicated that its earlier rulings in this matter did not address the contracts separately and, therefore, did not address these issues. A trial on the matter is scheduled for December 1-5, 2014.

The Form 10-K also describes CAWC's application with the California Public Utilities Commission ("CPUC") for approval of the Monterey Peninsula Water Supply Project (the "New Project"). The New Project includes a desalination plant north of the City of Marina with slant wells and related infrastructure proposed to be located on property owned by Lonestar California, Inc., Cemex, Inc., Cemex Construction Materials Pacific, LLC, RMC Pacific Materials LLC and/or affiliated entities (collectively, "Cemex").

A preliminary step to building the desalination plant is the installation by CAWC of a temporary test well to confirm the suitability of the property on which permanent intake wells will be located to draw water from under Monterey Bay. In CAWC's settlement agreements with 15 other parties that have intervened in the CPUC proceedings related to the New Project (described in the Form 10-K), the parties agreed that the preferred location to build a temporary test well is the Cemex property. Accordingly, beginning in 2012, CAWC commenced negotiations with Cemex to enable CAWC's purchase of a temporary easement for a test well and an option for a permanent easement for production wells if they were determined to be feasible. However, on September 4, 2014, the City of Marina denied CAWC's application for a coastal development permit to complete the test well. CAWC has appealed the City of Marina's decision to the California Coastal Commission (the "Coastal Commission") to secure approval to complete the test well. Nevertheless, Cemex has advised CAWC that it will no longer negotiate with regard to the easements unless and until CAWC secures approvals from the Coastal Commission. In response, on September 19, 2014, CAWC commenced litigation in the Monterey County Superior Court against Cemex. The litigation currently relates to CAWC's Complaint in Eminent Domain (the “Compliant”), seeking a condemnation of temporary easement that will enable CAWC to construct a temporary test well; CAWC's Ex Parte Application for Order Granting Prejudgment Possession (the "Application"), which would enable CAWC to possess a temporary easement prior to adjudication of the Complaint in Eminent Domain and CAWC's Verified Petition for Immediate Order Permitting Entry Onto Property Pursuant to Code of Civil Procedure Section 1245.010 (the "Petition") (essentially, an alternative action to the Complaint in Eminent Domain and the Application). Among other things, CAWC asserts that as a result of protocol agreed to with the U.S. Fish and Wildlife Service to protect the federally endangered snowy plower, and based on the birds' migratory habits, drilling for a test well must occur between October and February, and failure to timely obtain possession of the test well site will delay the New Project by a year. In addition, CAWC asserted that in order to obtain a coastal development permit from the Coastal Commission, it must demonstrate that it has a legal interest (i.e., the temporary easement) in the Cemex property.

In response to CAWC’s filings, Cemex and, by virtue of its filing of a Motion for Leave to Intervene, MCWD made several filings in opposition to the Complaint, the Application and the Petition. In addition to the allegations of Cemex and MCWD described below, each of Cemex and MCWD also made additional allegations, including some allegations similar to those made by the other.

Cemex has asserted a number of affirmative defenses to the Complaint, including an allegation that CAWC has failed to meaningfully investigate alternative public and private sites for the intake wells for the proposed desalination plant; the construction and operation of the test well will result in unnecessary and reasonable interference with Cemex's sand mining operations; and CAWC has not obtained certain required government approvals to construct the test well. In its opposition to the Application, Cemex's assertions include a claim that an emergency justifying an ex parte order does not exist because CAWC does not have the legal right to begin construction in 2014 even it were to gain a temporary easement. With regard to the Petition, Cemex has asserted, among other things, that CAWC seeks an order that is not permissible under the relevant California statutes, which Cemex claims permits only brief and innocuous rights of entry and not what it alleges is a taking of property by CAWC.

As noted above, MCWD has filed a Motion for Leave to Intervene in the actions related to the Cemex property. In the motion and other related filings, MCWD asserts that it supplies water to residents in the Marina and Ord Community service areas and pumps all of its water supply from groundwater wells situated in the Salinas Valley Groundwater Basin, which includes the Cemex property. MCWD further alleges that CAWC’s pumping from the proposed test well will impact MCWD's water rights and its ability to serve its customers. In addition, MCWD alleges that a portion of the Cemex property is subject to an agreement, to which MCWD is a party, that limits groundwater extraction from the property and that CAWC has failed to prove that the proposed use of the Cemex property is a compatible or more necessary use than MCWD’s use of the property.

CAWC has filed an opposition to MCWD's Motion for Leave to Intervene asserting, among other things, that CAWC is not seeking to use the Cemex property to pump any potable groundwater from the Salinas Valley Groundwater Basin; a primary purpose of the test well is to confirm that CAWC will draw over 96 percent seawater, and that any incidental amounts of highly salt-contaminated, "brackish" (non-potable) water will not have a material impact on any currently used water sources; the agreement relied on by MCWD has nothing to do with the easement sought by CAWC nor with the seawater CAWC seeks to pump from under the basin; MCWD has no property interest in the specific property sought to be taken, does not meet the statutory standards for permissive intervention, and has no direct interest in the easement CAWC seeks to condemn. In other responsive pleadings, CAWC challenged assertions made by Cemex and MCWD, while also characterizing them as collateral attacks that are not relevant to applicable eminent domain law; CAWC argued that the sole issue before the Court is whether CAWC has satisfied the procedural requirements of applicable eminent domain law to acquire a temporary easement over the Cemex property, which CAWC asserts it has done. A hearing on MCWD’s Motion for Leave to Intervene and on CAWC’s Application and Petition is scheduled for November 7, 2014.

The Form 10-K also references settlement agreements with a number of intervenors in CPUC proceedings with respect to the New Project. As noted in the Form 10-K, the settlement agreements will not take effect until, among other things, the CPUC certifies an environmental impact report for the proposed New Project and approves the settlement agreements. The report is now expected to be issued in the third quarter of 2015.

Water Treatment Residuals Disposal Matters

The Form 10-K describes CAWC's determination and self-reporting to the Sacramento County Environmental Management Department ("SCEMD") that it may have improperly disposed of water treatment residuals that are viewed as hazardous under California law from its Isleton treatment plant before July 2013.

After CAWC self-reported the possible violations, SCEMD conducted an extensive series of facility inspections during the third and fourth quarters of 2013. On September 19, 2014, SCEMD issued an Administrative Enforcement Order to CAWC, which, following negotiations between CAWC and SCEMD, was amended on October 21, 2014. The Amended Administrative Enforcement Order cited 14 violations of the California Health and Safety Code at CAWC's Isleton and Parksite (Sacramento) treatment plants. With regard to the Isleton plant, SCEMD found that CAWC failed to properly characterize some water treatment residuals, and consequentially improperly disposed of those materials and failed to comply with various other requirements that would have been triggered if the waste was properly characterized. With respect to the Parksite plant, SCEMD cited miscellaneous violations related to improper characterization, storage and handling of waste, as well as administrative deficiencies related to training and record keeping.

On October 24, 2014, CAWC and SCEMD entered into an Amended Stipulation and Order (the “Order”), which constitutes settlement of the violations cited by SCEMD. Under the Order, CAWC agreed to pay a penalty of $461,000 within 10 business days following the parties’ execution of the Order and to submit current and/or corrected Hazardous Materials Business Plans within 30 days following the parties’ execution of the Order for all CAWC sites in Sacramento County for which a current and/or corrected Hazardous Materials Business Plan was not on file with SCEMD.

West Virginia Elk River Chemical Spill

The Form 10-K and Forms 10-Q address, among other things, litigation relating to leakage of two substances from a chemical storage tank owned by Freedom Industries, Inc. into the Elk River near the West Virginia-American Water Company ("WVAWC") treatment plant intake in Charleston, West Virginia (the “Elk River Chemical Spill”). Among the actions described in the Second Quarter 2014 Form 10-Q is the consolidated class action complaint filed in the United States District Court for the Southern District of West Virginia against multiple individuals and corporate entities, including WVAWC, American Water Works Service Company, Inc. and the Company (collectively, the “American Water Defendants”). On September 5, 2014 and October 27, 2014, the Court entered scheduling orders, setting a schedule for discovery and class certification motions, culminating in a class certification hearing to be held on September 25, 2015. A trial date has not yet been set.

The Court has not yet acted upon the American Water Defendants’ motions to dismiss.

As also described in the Second Quarter 2014 Form 10-Q, on May 21, 2014, the Public Service Commission of West Virginia (the “PSC”) issued an Order initiating a General Investigation into certain issues relating to WVAWC's response to the Elk River Chemical Spill. Three parties have intervened in the proceeding, including the Consumer Advocate Division of the PSC and two attorney-sponsored groups, including one sponsored by some of the plaintiffs’ counsel involved in the civil litigation described above. WVAWC is subject to discovery from PSC staff and the intervenors as part of the General Investigation.  Several disputes have arisen between the WVAWC and the intervenors regarding, among other things, the scope of the discovery and the maintenance of confidentiality with regard to certain WVAWC emergency planning documents. In order to address these disputes, the PSC extended the final hearing date to February 10-12, 2015.

Labor Dispute Regarding National Benefits Agreement

The Company’s Form 10-Q for the quarter ended June 30, 2014 describes a dispute between the Company and most of the labor unions which represent employees in the Regulated Businesses (the “Unions”) regarding the Company’s national benefits agreement. On October 13, 2014, the Company and the Utility Workers Union of America AFL-CIO entered into a settlement agreement designed to resolve the dispute between the Company and the Unions. Among other things, the settlement agreement provides for a new 2014-2018 National Benefits Agreement that will be in effect generally until July 31, 2018. In addition, the Company agreed to make a $10 million lump-sum payment, to be distributed in accordance with procedures set forth in the settlement agreement among eligible employees represented by the Unions and affected by implementation of the Company’s last, best and final offer effective January 1, 2011. The majority of the distributions are expected to be used to reimburse employees for medical claims which were incurred during the relevant period and will be funded by the Group Insurance Plan for American Water Works Company, Inc. and Its Designated Subsidiaries and Affiliates - Active Employees VEBA (the “VEBA Trust”), to which the Company previously has made contributions. Therefore, amounts funded out of the VEBA Trust will not have an impact on earnings. The Unions approved the settlement agreement on October 30, 2014 and the National Labor Relations Board (the “NLRB”) approved the settlement agreement on October 31, 2014. The NLRB advised the Company that it will dismiss its petition for enforcement filed in the United States Court of Appeals for the Seventh Circuit and close the case after the Company has substantially complied with its obligations under the settlement agreement to make the lump sum payment and to post a notice to employees agreeable to the Company and acceptable to the NLRB.

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

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 5, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2014.

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

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 5, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.