Form 10-K
period 2014-12-31
American Water Works Company, Inc.
filed 2015-02-25
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common Stock, $0.01 par value—$8,858,523,983 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value per share—179,787,780 shares, as of February 19, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company’s Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Annual Report on Form 10-K (“Form 10-K”), or incorporated certain statements by reference into this Form 10-K, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “forecast,” “outlook,” “future,” “potential,” “continue,” “may,” “can,” “should” and “could” and similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, including our operation and maintenance (“O&M”) efficiency ratio, cash flows, our growth and portfolio optimization strategies, our projected capital expenditures and related funding requirements, our ability to repay debt, our projected strategy to finance current operations and growth initiatives, the impact of legal proceedings and potential fines and penalties, business process and technology improvement initiatives, trends in our industry, regulatory or legal developments or rate adjustments, including rate case filings, filings for infrastructure surcharges and filings to address regulatory lag.

Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees of any outcomes, financial results or levels of performance and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of risks and uncertainties, and new risks and uncertainties of which we are not currently aware or which we do not currently perceive may arise in the future from time to time. Should any of these risks or uncertainties materialize, or should any of our expectations or assumptions prove incorrect, then our results may vary materially from those discussed in the forward-looking statements herein. Factors that could cause actual results to differ from those discussed in forward-looking statements include, but are not limited to, the factors discussed under the caption “Risk Factors” and the following factors:

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	the timeliness of regulatory commissions’ actions concerning rates, permitting and other decisions;
•	changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts;
•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;
•

weather conditions, patterns, events or natural disasters, including drought or abnormally high rainfall, strong winds, coastal and intercoastal flooding, earthquakes, landslides, hurricanes and tornados;

•	the outcome of litigation and government action related to recent events in West Virginia;
•	our ability to appropriately maintain current infrastructure, including our technology systems, and manage expansion of our business;
•	our ability to obtain permits and other approvals for projects;
•	changes in our capital requirements;
•	our ability to control operating expenses and to achieve efficiencies in our operations;
•	the intentional or unintentional actions of a third party, including contamination of our water supplies and attacks on our computer systems;
•	our ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;
•

our ability to successfully acquire and integrate water and wastewater systems that are complementary to our operations and the growth of our business, including, among other core growth opportunities, concession arrangements and agreements for the provision of water services in the unregulated shale arena; cost overruns relating to improvements or the expansion of our operations;

•	changes in general economic, business and financial market conditions;
•	access to sufficient capital on satisfactory terms;
•	fluctuations in interest rates;
•	restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends;

•	fluctuations in the value of benefit plan assets and liabilities that could increase our cost and funding requirements;
•	our ability to utilize our U.S. and state net operating loss carryforwards;
•	migration of customers into or out of our service territories and the use by municipalities to condemn our systems through eminent domain;
•	difficulty in obtaining insurance at acceptable rates and on acceptable terms and conditions;
•	the incurrence of impairment charges;
•	labor actions, including work stoppages;
•	ability to retain and attract qualified employees; and
•	civil disturbance, or terrorist threats or acts or public apprehension about future disturbances or terrorist threats or acts.

Any forward-looking statements we make, speak only as of the date of this Form 10-K. Except as required by the federal securities laws, we do not have any obligation, and we specifically disclaim any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise.

PART I

ITEM 1.	BUSINESS

Our Company

Founded in 1886, American Water Works Company, Inc., (the “Company,” “American Water” or “AWW”) is a Delaware holding company. American Water is the most geographically diversified, as well as the largest publicly-traded, United States water and wastewater utility company, as measured by both operating revenues and population served. As a holding company, we conduct substantially all of our business operations through our subsidiaries. Our approximately 6,400 employees provide an estimated 15 million people with drinking water, wastewater and/or other water-related services in 47 states and one Canadian province.

Operating Segments

We report our results of operations in two operating segments: the Regulated Businesses and the Market-Based Operations. Additional information with respect to our operating segment results is included in the section entitled “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18 of the Consolidated Financial Statements.

Regulated Businesses

Our primary business involves the ownership of subsidiaries that provide water and wastewater utility services to residential, commercial, industrial and other customers, including sale for resale and public authority customers. We report the results of this business in our Regulated Businesses segment. Our subsidiaries that provide these services are generally subject to economic regulation by certain state commissions or other entities engaged in economic regulation, hereafter referred to as Public Utility Commissions, or “PUCs,” of the states in which we operate. The federal and state governments also regulate environmental, health and safety, and water quality matters.

Our Regulated Businesses segment operating revenues were $2,674.3 million for 2014, $2,539.9 for 2013, $2,564.4 million for 2012, accounting for 88.8%, 90.1% and 89.9%, respectively, of total operating revenues for the same periods.

The following table sets forth our Regulated Businesses operating revenues, number of customers and an estimate of population served as of December 31, 2014:

	Operating Revenues (In millions)	% of Total	Number of Customers	% of Total	Estimated Population Served (In millions)	% of Total
New Jersey	$652.3	24.5%	648,066	20.2%	2.7	22.7%
Pennsylvania	605.4	22.6%	666,415	20.7%	2.2	18.5%
Missouri	270.2	10.1%	464,498	14.4%	1.5	12.7%
Illinois (a)	262.3	9.8%	312,017	9.7%	1.3	10.9%
California	209.8	7.8%	174,198	5.4%	0.6	5.0%
Indiana	200.6	7.5%	293,666	9.1%	1.2	10.1%
West Virginia (b)	127.0	4.7%	170,371	5.3%	0.6	5.0%
Subtotal (Top Seven States)	2,327.6	87.0%	2,729,231	84.8%	10.1	84.9%
Other (c)	346.7	13.0%	489,961	15.2%	1.8	15.1%
Total Regulated Businesses	$2,674.3	100.0%	3,219,192	100.0%	11.9	100.0%
(a)	Includes Illinois-American Water Company, which we refer to as ILAWC and American Lake Water Company, also a regulated subsidiary in Illinois.
(b)	Includes West Virginia-American Water Company, which we refer to as WVAWC, and its subsidiary Bluefield Valley Water Works Company.
(c)	Includes data from our operating subsidiaries in the following states: Georgia, Hawaii, Iowa, Kentucky, Maryland, Michigan, New York, Tennessee and Virginia.

Overview of Networks, Facilities and Water Supply

Our Regulated Businesses operate in approximately 1,600 communities in 16 states in the United States. Our primary operating assets include 89 dams and 81 surface water treatment plants along with approximately 500 groundwater treatment plants, 1,000 groundwater wells, 100 wastewater treatment facilities, 1,200 treated water storage facilities, 1,300 pumping stations, and 48,000 miles of mains and collection pipes. Our regulated utilities own substantially all of the assets used by our Regulated Businesses. We generally own the land and physical assets used to store, extract and treat source water. Typically, we do not own the water itself, which is held in public trust and is allocated to us through contracts and allocation rights granted by federal and state agencies or through the ownership of water rights pursuant to local law. Maintaining the reliability of our networks is a key activity of our Regulated Businesses. We have ongoing infrastructure renewal programs in all states in which our Regulated Businesses operate. These programs consist of both rehabilitation of existing mains and other equipment and replacement of mains and other equipment that are damaged or have reached, or are near, the end of their useful service lives.

As noted, our Regulated Businesses are dependent upon a defined source of water supply and obtain their water supply from surface water sources such as reservoirs, lakes, rivers and streams. In addition, we also obtain water from ground water sources, such as wells, and purchase water from other water suppliers. The following chart sets forth the sources of water supply for our Regulated Businesses for 2014 by volume:

Bulk Water Purchases - Treated 7%
Ground Water 27%
Surface Water 66%

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. We employ a variety of measures to ensure that we have adequate sources of water supply, both in the short-term and over the long-term. The geographic diversity of our service areas tends to mitigate some of the economic effect associated with weather extremes we might encounter in any particular service territory. In any given summer, some areas may have source issues and experience drier than average weather while other areas we serve may experience wetter than average weather.

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

Additionally, in California as part of the Urban Water Management Plan of 1983, water suppliers serving greater than 3,000 acre feet per year or 3,000 connections are required to submit an Urban Water Management Plan to the Department of Water Resources every five years. These plans assess water supply reliability over a 20-year planning period under normal, dry and multi-year dry periods to ensure that water suppliers have adequate water supply for current and future demands. In 2009, additional conservation elements were added to the plan that required utilities to show how they could meet a 20% demand reduction by 2020.

The percentage of finished water supply by source type for our top seven states by Regulated Businesses revenues for 2014 is as follows:

	Ground water	Surface water	Purchased Water
New Jersey	24%	71%	5%
Pennsylvania	7%	92%	1%
Missouri (a)	19%	80%	1%
Illinois	35%	54%	11%
California (b)	66%	—	34%
Indiana	56%	43%	1%
West Virginia	—	99%	1%

(a)

There are limitations in our Joplin, Missouri service area where the projected source of water supply capacity is unable to meet projected peak demands under certain drought conditions. To manage this issue on the demand side, the water use of a large industrial customer can be restricted under an interruptible tariff. Additional wells have been and will be developed to address short-term supply deficiencies. Missouri-American Water Company is working with a consortium of agencies to determine a long-term supply solution for the Joplin, Missouri region.

(b)

In Monterey, California, in order to augment our sources of water supply, we have implemented conservation rates and other programs to address demand. These include utilizing aquifer storage and recovery facilities to store winter water for summer use. Additionally, in other areas we are making arrangements to extend or expand our purchase of water from neighboring water providers.

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

We have installed production meters to measure the water that we deliver to our distribution network. We also employ a variety of methods of customer meter reading to monitor consumption; ranging from meters with mechanical registers where consumption is manually recorded by meter readers, to meters with electronic registers capable of transmitting consumption data to proximity devices (touch read) or via radio frequency to mobile or fixed network data collectors. The majority of new meters are able to support future advances in electronic meter reading.

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

Economic Regulation and Rate Making Process

The operations of our Regulated Businesses are generally subject to extensive economic regulation by their respective PUCs. The term “economic regulation” is intended to indicate that these state PUCs regulate the economic aspects of service to the public but do not generally establish water quality standards, which are typically set by the federal Environmental Protection Agency (“EPA”) and/or state environmental authorities. State PUCs have broad authority to regulate many of the economic and service aspects of the utilities. For example, state PUCs often issue certificates of public convenience and necessity (or similar authorizations) that may be required for a company to provide service in specific areas. They also approve the rates and conditions under which service is provided and have extensive authority to establish rules and regulations under which the utilities operate. Specific authority might differ from state to state, but in most states PUCs approve rates, accounting treatments, long-term financing programs and cost of capital, significant capital expenditures and plant additions, transactions and relationships between the regulated subsidiary and affiliated entities, reorganizations and mergers and acquisitions. In many instances, regulatory approvals are required to effect the transaction. Regulatory policies not only vary from state to state, but can change over time as well. These policies will affect the timing as well as the extent of recovery of expenses and the realized return on invested capital. Our results of operations are significantly affected by rates authorized by the PUCs in the states in which we operate, and we are subject to risks and uncertainties associated with rate case delays or inadequate rate recovery.

Economic regulation of utilities involves many competing, and occasionally conflicting, public interests and policy goals. The primary responsibility of PUCs is to promote the overall public interest by balancing the interests of customers and utility investors. Although the specific approach to economic regulation varies, certain general principles are consistent across the states in which our regulated subsidiaries operate. Based on certain legal and regulatory principles, economic regulation is generally intended to provide a utility the right to serve specific geographic areas. In return, the utility undertakes the obligation to provide safe and adequate service to all customers within its service area and is authorized an annual revenue requirement intended to provide recovery of prudent operation and maintenance costs, depreciation and taxes and an opportunity to earn a fair return on capital investment necessary to provide service to customers.

Our operating revenue is typically determined by reference to a volumetric charge based on consumption and a base fee component set by a tariff approved by the PUC. The process to obtain approval for a change in rates generally occurs by way of a “rate case” filed by the utility with the PUC on a periodic basis. The timing of rate case filings may be determined by either periodic requirements in the regulatory jurisdiction or by the utility’s need to increase its revenue requirement to recover capital investment costs, changes in operating revenues, operating costs or other market conditions. A PUC may also initiate the filing of a rate case to conduct an investigation and may impose other conditions on the content and timing of filings under certain circumstances.

State PUCs differ with regard to the types of expenses and investments that may be recovered in rates as well as with regard to the transparency of their rate-making processes and how they reach their final rate determinations. However, in evaluating a rate case, state PUCs typically focus on a number of areas, including, the cost and prudence of investment in facilities; operating and maintenance expenses and taxes; the appropriate cost of capital and equity return; revenues or consumption at current and expected levels; allocation of the revenue requirements among customer classes; service quality and issues raised by customers.

Failure of the PUCs to recognize reasonable and prudent operating and capital costs can result in the inability of the utility to meet its debt service, provide adequate service to its customers and earn its authorized return, which can impact the operations and earnings of our Regulated Businesses. Rate cases and other rate-related proceedings can take several months to over a year to complete. Therefore, there may be delays, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating cost increase and when those costs are reflected in rates. For instance, an unexpected increase in chemical costs or new capital investment that is not reflected in the most recently completed rate case will generally not begin to be recovered by the regulated subsidiary until the effective date of the subsequent rate case. Our rate case management program is guided by the goals of obtaining efficient recovery of costs of capital, recognition of declining consumption and appropriate recovery of utility operating and maintenance costs, including costs incurred for compliance with environmental regulations. The management team at each of our Regulated Businesses anticipates the time required for the regulatory process and files rate cases with the goal of obtaining rates that reflect as closely as possible the cost of providing service at the time the rates become effective and a reasonable opportunity to earn the authorized return on invested capital, or rate base.

Our regulated subsidiaries work with legislatures and PUCs to mitigate the adverse impact of regulatory lag through the adoption of positive regulatory policies. These policies include, for example, infrastructure replacement surcharges that allow rates to change outside the context of a general rate proceeding to reflect, on a more timely basis, investments to replace infrastructure necessary to sustain high quality, reliable service. Currently, Pennsylvania, Illinois, Missouri, Indiana, New York, New Jersey and Tennessee allow the use of infrastructure surcharges. Forward-looking test year mechanisms allow us to earn, on a more current basis, our current or projected usage and costs and a rate of return on our current or projected invested capital. Some states have permitted the use of a fully forecasted test year instead of historical data to set rates. Those states are: Illinois, Kentucky, New York, Tennessee, California, Pennsylvania, Indiana, Hawaii and Virginia. In all states in which we operate on a regulated basis, PUCs have allowed utilities to update historical data for certain “known and measurable” changes that occur for some limited period of time subsequent to the historical test year. This allows utilities to take into account more current costs or capital investments in the rate-setting process. The extent to which historical data can be updated will generally vary from state to state.

Another mechanism to address issues of regulatory lag is the ability, in certain circumstances, to recover the full return on utility plant costs during the construction period, instead of capitalizing an allowance for funds used during construction. Examples of states that have allowed such recovery include Pennsylvania, Kentucky, Virginia, Illinois and California. In addition, some states, such as Indiana, allow the utility to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUC assesses the prudency of such projects.

Surcharge mechanisms are also available in a number of states to reflect, outside of a general rate proceeding, changes in major operating expenses which may be beyond the utility’s control. For example, New Jersey, California, Virginia, Illinois and Tennessee have allowed surcharges for purchased water costs. California has allowed surcharges for power and certain other costs, and New York has allowed annual reconciliations for expenses such as power, fuel, chemicals and property taxes. Tennessee has allowed surcharges for power, chemical and Tennessee River Authority inspections fees.

Certain states have approved consolidated rates or single-tariff pricing policies. Consolidated rates or single-tariff pricing is the use of a unified rate structure for multiple water systems that are owned and operated by a single utility, but may or may not be contiguous or physically interconnected. The single-tariff pricing structure may be used fully or partially in a state, based on costs that are determined on a state-wide or intra-state regional basis, thereby moderating the impact of periodic fluctuations in local costs while lowering administrative costs for our customers. For states that do not employ single-tariffs, we may have multiple general rate cases filed at any given point in time. Examples of states that have adopted a full or partial single-tariff pricing policy include: Pennsylvania, New Jersey, Missouri, West Virginia, Kentucky, Indiana, Illinois and Iowa. Therefore, of our seven largest states, six have some form of single-tariff pricing. Pennsylvania also permits a blending of water and wastewater rate structures, which results in single-tariff pricing among water and wastewater systems.

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

California also has a multi-year cost of capital proceeding outside of the general rate case process. This proceeding authorizes the utility’s capital structure and authorized rates of return, as well as provides an automatic adjustment mechanism that triggers an adjustment to the authorized cost of capital if the Moody’s utility bond index changes beyond certain thresholds on an annual basis.

We pursue positive regulatory policies as part of our rate and revenue management program to enhance our ability to provide high quality, sustainable, cost effective service to customers, to facilitate efficient recovery of our costs and investments, and to ensure positive short-term liquidity and long-term profitability for a financially stable company which benefits our customers, employees and shareholders. The ability to seek regulatory treatment as described above does not guarantee that the state PUCs will accept our proposal in the context of a particular rate case, and these policies will reduce, but not eliminate, regulatory lag associated with traditional rate making processes. However, the Company strives to use these and other regulatory policies to address issues of regulatory lag wherever appropriate. It is also our strategy to expand their use in areas where they may not currently apply.

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

Residential customers make up the majority of our customer base in all of the states in which we operate. In 2014, residential customers accounted for 91.0% of the customers, 59.3% of the operating revenues and approximately 50.4% of the billed water sales of our Regulated Businesses. We also serve commercial customers, such as shops and businesses; industrial customers, such as large-scale manufacturing and production operations; and public authorities, such as government buildings and other public sector facilities, including schools. We also supply water to public fire hydrants for firefighting purposes, to private fire customers for use in fire suppression systems in office buildings and other facilities, as well as providing bulk water supplies to other water utilities for distribution to their own customers.

The vast majority of our regulated water customers are metered, which allows us to measure and bill for our customers’ water consumption, typically on a monthly basis. Our wastewater customers are billed either on a fixed charge basis or based on their water consumption.

In fiscal year 2014, no single Regulated Businesses customer accounted for more than 10% of our consolidated annual operating revenues.

The following table sets forth the number of water and wastewater customers (by customer class) for our Regulated Businesses as of December 31, 2014, 2013, and 2012:

	December 31,
	2014		2013		2012
	Water	Wastewater	Water	Wastewater	Water	Wastewater

Residential	2,813,715	117,602	2,813,601	117,584	2,783,354	95,576
Commercial	218,314	6,221	219,510	6,287	218,988	5,477
Industrial	3,793	17	3,822	16	3,894	12
Public & other	59,249	281	58,420	259	50,702	223
Total	3,095,071	124,121	3,095,353	124,146	3,056,938	101,288

Changes in customer growth in our Regulated Businesses is driven by (i) organic population growth or contraction in our authorized service areas; (ii) adding new customers to our regulated customer base by acquiring water and/or wastewater utility systems; and (iii) the sale of water to other community water systems. Generally, we add customers through tuck-ins of small and medium water and/or wastewater systems, in close geographic proximity to areas where we operate our Regulated Businesses, which we refer to as “tuck-ins.” We will continue to acquire water and wastewater utilities through tuck-ins. The proximity of tuck-in opportunities to our regulated footprint allows us to integrate and manage the acquired systems and operations primarily using our existing management and to achieve efficiencies. Historically, pursuing tuck-ins has been a fundamental part of our growth strategy. We intend to continue to expand our regulated footprint geographically by acquiring water and wastewater systems in our existing markets and, if appropriate, certain markets in the United States where we do not operate our Regulated Businesses. We will also selectively seek larger acquisitions that allow us to acquire multiple water and wastewater utility systems in our existing and new markets. Before entering new regulated markets, we will evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.

Seasonality

Customer usage of water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for lawn irrigation and other outdoor uses. Summer weather that is cooler and/or wetter than average generally serves to suppress customer water demand and can reduce water operating revenues and operating income. Summer weather that is hotter and drier than average generally increases operating revenues and operating income. However, when weather conditions are extremely dry, and even if our water supplies are sufficient to serve our customers, our systems may be affected by drought-related warnings and/or water usage restrictions imposed by governmental agencies, thereby reducing customer usage and operating revenues. These restrictions may be imposed at a regional or state level and may affect our service areas, regardless of our readiness to meet unrestricted customer demands. Other factors affecting our customers’ usage of water include conservation initiatives, such as the use of more efficient household fixtures and appliances among residential consumers; declining household sizes in the United States; and changes in the economy and credit markets which could have significant impacts on our industrial and commercial customers’ operational and financial performance.

Competition

In our Regulated Businesses, we generally do not face direct competition in providing services in our existing markets because (i) we operate within those markets pursuant to certificates of public convenience and necessity (or similar authorizations) issued by state PUCs; and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a barrier to market entry. Our Regulated Businesses do face competition from governmental agencies, other investor-owned utilities, large industrial customers with the ability to provide their own water supply/treatment process and strategic buyers that are entering new markets and/or making strategic acquisitions. Our largest investor-owned competitors, when pursuing acquisitions, based on a comparison of operating revenues and population served, are Aqua America Inc., United Water (owned by Suez Environnement), American States Water Co. and California Water Services Group. From time to time, we also face competition from infrastructure funds, multi-utility companies and others, such as Algonquen Power, Colix and others.

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

Because of our geographic diversity, we maintain relationships with many chemical, equipment and service suppliers in the marketplace, and we do not rely on any single entity for a significant amount of our supplies. We also employ a strategic sourcing process intended to ensure reliability in supply and long-term cost effectiveness. As a result of this process and our strong relationships with suppliers, we have historically been able to mitigate interruptions in the delivery of the products and services that are critical to our operations.

We typically have a combination of standby power generation or dual electric service feeds at key facilities, multiple water production facilities, emergency interconnections with adjacent water systems and finished water storage that keep our operations running in the event of a temporary loss of our primary energy supplies.

Condemnation

The potential exists that all or portions of our regulated subsidiaries’ utility assets could be acquired by municipalities or other local government entities through one or more of the following methods:

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

For example, condemnation threats have been made over the last several years with respect to the following systems:

•

Mooresville, Indiana: The Town of Mooresville (approximately 3,700 customer connections) filed a lawsuit to condemn Indiana American’s Mooresville operations in August 2012. The Town originally offered $6.5 million, while Indiana-American’s appraisal valued the system at $24.1 million. Following a June/July 2014 trial, the jury determined the Mooresville operations had a value of $20.3 million. As a result of the determination, the Town decided not to pursue the purchase.

•

Monterey, California: A citizens group in Monterey, California (approximately 40,000 customer connections) submitted enough signatures to have a measure added to the June 2014 election ballot asking voters to decide whether the local water management district should conduct a nine-month feasibility study concerning the potential purchase of the assets of the California American Water’s Monterey service district. In the election, the voters rejected the proposed feasibility study; although it is possible that similar initiatives may be pursued in the future.

The acquisition consideration related to such a transaction initiated by a local government may be determined consistent with applicable eminent domain law, or may be negotiated or fixed by appraisers as prescribed by the law of the state or in the particular franchise or charter. We believe our Regulated Businesses would be entitled to fair market value for any assets required to be sold, and we are of the opinion that fair market value would be in excess of the book value for such assets. For additional information, including with respect to ongoing condemnation efforts, see “Item 1A—Risk Factors—The assets of our Regulated Businesses are subject to condemnation through eminent domain.”

We actively monitor condemnation activities that may affect us as soon as we become aware of them. We do not believe that condemnation poses a material threat to our ability to operate our Regulated Businesses.

Market-Based Operations

In addition to our Regulated Businesses, we also provide services to military bases, municipalities, industrial, commercial and residential customers that are not subject to economic regulation by state PUCs and do not require substantial infrastructure investment through our Market-Based Operations. For 2014, operating revenues for our Market-Based Operations was $354.7 million, or 11.8% of total operating revenues. In 2014, no single customer accounted for more than 10% of our consolidated annual operating revenues.

Our Market-Based Operations include three lines of business:

•	Military Services Group, which enters into 50-year contracts with the Department of Defense for the operation and maintenance of the water and wastewater systems on certain military bases;
•

Homeowner Services Group, which provides services to domestic homeowners and smaller commercial establishments to protect against the cost of repairing broken or leaking water pipes, clogged or blocked sewer pipes inside and outside their accommodations and interior electric line repairs; and

•	Contract Operations Group, which enters into contracts to operate and maintain water and wastewater facilities and other related services mainly for municipalities and the food and beverage industry.

In November 2014, we disposed of our Class B Biosolids line of business by selling our subsidiary Terratec Environmental Ltd (“Terratec”), which provided biosolids management, transport and disposal services to municipal and industrial customers in Ontario, Canada. In accordance with generally accepted accounting principles in the United States (“GAAP”), the results of Terratec are presented as discontinued operations and, as such, have been excluded from continuing operations and operating segment results for all periods presented. Unless otherwise noted, all information in this Form 10-K is presented on the basis of continuing operations. See Note 3 of the Consolidated Financial Statements for additional details on our discontinued operations.

Military Services Group

Our Military Services Group has eleven 50-year contracts with the Department of Defense for the operation and maintenance of the water and wastewater systems on certain military bases. All of our contracts with the U.S. government may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In either event, pursuant to the standard terms of the U.S. government contract termination provisions, we would be entitled to recover allowable costs that we may have incurred under the contract, plus the contract profit margin on incurred costs. The contract price for nine of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions. Two contracts are subject to annual price adjustments under a mechanism similar to price redetermination, called “Economic Price Adjustment.” During the contract term, we may make limited short-term capital investments under our contracts with the United States military. .

Homeowner Services Group

Our Homeowner Services Group, through our Service Line Protection Program, provides services to domestic homeowners and smaller commercial establishments to protect against the cost of interior and external water and sewer line repairs and interior electric line repairs. Our LineSaver™ program involves partnering with municipalities to offer our protection programs to homeowners serviced by the municipalities. As of December 31, 2014, our Homeowner Services Group has approximately 1.4 million customer contracts in 43 states and the District of Columbia.

Contract Operations Group

Our Contract Operations Group enters into public/private partnerships, including O&M, Design, Build and Operate (“DBO”) and Design, Build, Finance, Operate and Maintain (“DBFOM”) contracts for the provision of services to water and wastewater facilities for municipalities, the food and beverage industry and other customers. We are party to approximately 70 contracts, varying in size and scope, across the United States and Canada, with contracts ranging in terms from one to 30 years. Historically, we have made little long-term capital investment under these contracts with municipalities and other customers; instead we perform our services for a fee. Occasionally we provide our customers with financing for capital projects as part of a long-term operations and maintenance partnership.

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

Our Homeowner Services Group faces competition outside our existing footprint primarily from HomeServe USA and Utility Service Partners, Inc.

Industry Matters

Overview

The United States water and wastewater industry has two main sectors: (i) utility ownership, which involves supplying water and wastewater services to consumers; and (ii) general services, which involves providing water and wastewater related services to water and wastewater utilities and other customers on a contract basis.

The utility sector includes investor-owned as well as municipal systems that are owned and operated by local governments or governmental subdivisions. The EPA estimates that government-owned systems account for approximately 84% of all United States community water systems and approximately 98% of all United States community wastewater systems. Investor-owned water and wastewater systems, including a small number of private companies and developers, account for the remainder of the United States water and wastewater systems. Growth of service providers in the investor-owned regulated utility sector is achieved through organic growth within a franchise area, the provision of bulk water service to other community water systems and/or acquisitions of entire systems, including small and medium water and wastewater systems that are in close geographic proximity to already established regulated operations, as well as acquisitions in new service areas.

According to the EPA, the utility segment of the United States water and wastewater industry is highly fragmented, with approximately 52,000 community water systems and approximately 15,000 community wastewater facilities. Over half of the community water systems are very small, serving a population of 500 or less.

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

The utility sector is characterized by high barriers to entry, given the capital intensive nature of the industry. The aging water and wastewater infrastructure in the United States is in constant need of modernization and replacement. Increased regulations to improve water quality and the management of water and wastewater residuals’ discharges, which began with passage of the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, have been among the primary drivers of the need for modernization. In 2007, the EPA estimated that approximately $390 billion of capital spending would be necessary over the then next 20 years to replace aging infrastructure and ensure quality wastewater systems across the United States. The EPA estimated that the nation’s drinking water utilities need $384 billion in infrastructure investments for thousands of miles of pipe as well as thousands of treatment plants storage tanks, and other key assets between 2011 and 2030 to ensure the public health, security and economic well-being of our cities, towns and communities. Additionally, in 2013 the American Society of Civil Engineers’ (“ASCE”), Report Card for America’s Infrastructure, gave the water and wastewater infrastructure a grade of “D” due to the fact that much of the infrastructure is nearing the end of its useful life. The report concluded that there will be an investment gap between now and 2020 of $84 billion for drinking water and wastewater infrastructure.

The following chart sets forth estimated capital expenditure needs from 2011 through 2030 for United States water systems:

Note:  Numbers may not total due to rounding

Source:  U.S. Environmental Protection Agency's 2011 Drinking Water Infrastructure Needs Survey and Assessment

For 2015 to 2019, we estimate that Company-funded capital investment will amount to approximately $6.0 billion. Of the $6.0 billion, $5.2 billion is anticipated to be utilized to upgrade our infrastructure and systems. In addition to these capital expenditures, we are also estimating additional capital investment over the five-year period of approximately $0.8 billion for acquisitions and for strategic capital. Strategic investments could include opportunities in the unregulated shale arena, or investments related to the water/energy nexus, and/or concession agreements or acquisitions. Our total capital plan for 2015 is estimated to be approximately $1.2 billion with approximately $1.1 billion allocated to upgrading our infrastructure and systems, including infrastructure renewal programs and construction of facilities to meet environmental requirements and new customer growth. The remaining $0.1 billion is expected to be spent for acquisitions and strategic investment purposes. The charts below set forth our estimated percentage of projected capital expenditures over the period of 2015 to 2019 for upgrading our infrastructure and systems by asset type and purpose of investment, respectively:

Water and Wastewater Rates

Water and wastewater rates in the United States are among the lowest for developed countries; and for most U.S. consumers, water and wastewater bills make up a relatively small percentage of household expenditures compared to other utility services. The following chart sets forth the relative cost of water and other public services, including trash and garbage collection and sewer maintenance, in the United States as a percentage of total household utility expenditures:

*Source:  Bureau of Labor Statistics-Consumer Expenditures Survey, 2012 (assumes four person household)

Environmental, Health and Safety and Water Quality Regulation

Our water and wastewater operations, including the services provided under both our Regulated Businesses and Market-Based Operations, are subject to extensive United States federal, state and local laws and regulations, and in the case of our Canadian operations, Canadian laws and regulations governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights and the manner in which we collect, treat, discharge and dispose of wastewater. We are also subject to certain regulations regarding fire protection services in the areas we serve. These regulations include the Safe Drinking Water Act, the Clean Water Act and other federal, state, local and Canadian laws and regulations governing the provision of water and wastewater services, particularly with respect to the quality of water we distribute. We also are subject to various federal, state, local and Canadian laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety and other matters relating to the protection of the environment and health and safety. State PUCs also set conditions and standards for the water and wastewater services we deliver.

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

We maintain an appropriate environmental policy including responsible business practices, compliance with environmental laws and regulations, effective use of natural resources, and stewardship of biodiversity. We believe that our operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations. Water samples from across our water systems are analyzed on a regular basis for compliance with regulatory requirements. Across the Company, we conduct over one million water quality tests each year at our laboratory facilities and plant operations, including continuous on-line instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. For 2014, we achieved a score of greater than 99% for drinking water compliance and according to the EPA statistics, American Water’s performance has been far better than the industry average over the last several years. In fact, in 2014, American Water was 20 times better than the industry average for compliance with drinking water quality standards (Maximum Contaminant Levels) and 150 times better for compliance with drinking water monitoring and reporting requirements.

We participate in the Partnership for Safe Water, EPA’s voluntary program to meet more stringent goals for reducing microbial contaminants. With 68 of our 81 surface water plants receiving the program’s “Director” award, which recognizes utilities that have completed a comprehensive self- assessment report, created an action plan for continuous improvement and produces high quality drinking water, we account for approximately one-third of the plants receiving such awards nationwide. In addition, 63 American Water plants have received the “Five-Year Phase III” award, while 59 have been awarded the “Ten-Year Phase III” award. Additionally, three plants received the inaugural “Fifteen-Year Phase III” award, which recognizes plants that have met the Director award status for 15 years.

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

To effect the removal or inactivation of microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and byproducts of the disinfection process. In January 2006, the EPA promulgated the Long-term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectants and Disinfection Byproduct Rule. In October 2006, the EPA finalized the Ground Water Rule, applicable to water systems providing water from underground sources. The EPA also revised the monitoring and reporting requirements of the existing Lead and Copper Rule in 2007 and Congress enacted the Reduction of Lead in Drinking Water Act on January 4, 2011 regarding the use and introduction into commerce of lead pipes, plumbing fittings or fixtures, solder and flux. In 2012, the EPA finalized revisions to the Total Coliform Rule that were part of the mandate of a Federal Advisory Committee appointed to negotiate the changes. Most of the anticipated changes to the rule will not be effective until 2016. The EPA is actively considering regulations for a number of contaminants, including, strontium, hexavalent chromium, fluoride, nitrosamines, perchlorate, some pharmaceuticals and certain volatile organic compounds, but we do not anticipate that any of these regulations will require implementation in 2015. On July 1, 2014 the State of California implemented a standard making the primary drinking water standard 10 ug/L for hexavalent chromium. We are in compliance with this new standard.

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

Research and Development

We established a formal research and development program in 1981 with the goal of improving water quality and operational effectiveness in all areas of our business. Our research and development personnel are located in New Jersey. In addition, our quality control and testing laboratory in Belleville, Illinois supports research through testing and analysis.

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

Approximately one-quarter of our research budget is funded by competitively awarded outside research grants. Such grants reduce the cost of research and allow collaboration with leading national and international researchers. In 2014, we spent $3.6 million, including $0.8 million funded by research grants. Spending, net of research grant funding, amounted to $2.9 million and $2.8 million in 2013 and 2012, respectively.

We believe that continued research and development activities are critical for providing quality and reliable service at reasonable rates, and maintaining our leadership position in the industry, which provides us with a competitive advantage as we seek additional business with new and existing customers.

Support Services

Our American Water Works Service Company subsidiary provides shared services and corporate governance for our operating subsidiaries that gain economies of scale through central administration. These services are provided predominantly to our Regulated Businesses under the terms of contracts with these companies that have been approved by state PUCs, where necessary. These services, which are provided at cost, may include accounting, administration, business development, communications, corporate administrative, education and training, engineering, financial, health and safety, human resources, information systems, internal audit, investor relations, legal, operations, procurement, rates support, security, risk management, water quality and research and development. These arrangements afford our operating companies professional and technical talent on an economical and timely basis. We also operate two national customer service centers, which are located in Alton, Illinois and Pensacola, Florida, that provide customer relations, operations and field service support.

Our security department provides oversight and governance of physical and information security throughout our operations and is responsible for designing, implementing, monitoring and supporting active and effective physical and information security controls. We have complied with EPA regulations concerning vulnerability assessments and have made filings to the EPA as required. Vulnerability assessments are conducted periodically to evaluate the effectiveness of existing security controls and serve as the basis for further capital investment in security for the facility. Information security controls are deployed or integrated to prevent unauthorized access to company information systems, assure the continuity of business processes dependent upon automation, ensure the integrity of our data and support regulatory and legislative compliance requirements. While we do not make public comments on the details of our security programs, we are in contact with federal, state and local law enforcement agencies to coordinate and improve the security of our water delivery systems and to safeguard our water supply.

Employee Matters

Approximately 50% of our workforce is represented by unions. We have 75 collective bargaining agreements in place with 17 different unions representing our unionized employees. We have two union contracts beyond expiration that affect approximately 50 employees, all of which are actively working under the old agreements. During 2015, 24 of our local union contracts will expire.

On October 13, 2014, we entered into a settlement agreement with the Utility Workers Union of America (“UWUA”) designed to resolve a dispute between our company and the labor unions representing employees in the Regulated Businesses (“the Unions”). Among other things, the settlement agreement provides for a new 2014-2018 National Benefits Agreement that will be in effect generally until July 31, 2018. In addition, we agreed to make a $10.0 million lump-sum payment, to be distributed in accordance with procedures set forth in the settlement agreement among eligible employees represented by the Unions and affected by implementation of our last, best and final offer. The majority of the distributions are expected to be used to reimburse employees for medical claims, which were incurred during the relevant period and will be funded by the Group Insurance Plan for American Water Works Company, Inc. and Its Designated Subsidiaries and Affiliates – Active Employees VEBA (the “VEBA Trust”), to which we previously have made contributions.

The Unions approved the settlement agreement on October 30, 2014, and the National Labor Relations Board (the “NLRB”) approved the settlement agreement on October 31, 2014. The NLRB, UWUA and the Company filed a joint stipulation to dismiss the petition for review. The Seventh Circuit voluntarily dismissed all the parties' appeals on December 16, 2014. The NLRB will dismiss the unfair labor practice charge pending on the national benefits dispute when we have complied with the settlement agreement.

Available Information

We are subject to the reporting requirements of the Exchange Act, as amended. We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may obtain a copy of any of these reports, free of charge, from the Investor Relations section of our website, http://www.amwater.com, shortly after we file or furnish the information to the SEC. Information contained on our website shall not be deemed incorporated into, or to be a part of, this report.

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

Our Regulated Businesses provide water and wastewater services to our customers through subsidiaries that are economically regulated by state PUCs. Economic regulation affects the rates we charge our customers and has a significant impact on our business and results of operations. Generally, the state PUCs authorize us to charge rates that they determine are sufficient to recover our prudently incurred operating expenses, including, but not limited to, operating and maintenance costs, depreciation, financing costs and taxes and provide us the opportunity to earn an appropriate rate of return on our invested capital.

Our ability to successfully implement our business plan and strategy depends on the rates authorized by the various state PUCs. We periodically file rate increase applications with state PUCs. The ensuing administrative process may be lengthy and costly. Our rate increase requests may not be approved, and any approval may not be given in a timely manner. Moreover, a PUC may not approve a rate request to an extent that is sufficient to cover our expenses, including purchased water and costs of chemicals, fuel and other commodities used in our operations; enable us to recover our investment; and provide us with an opportunity to earn an appropriate rate of return on our investment, in which case our business, financial condition, results of operations, cash flows and liquidity may be adversely affected. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on our invested capital to the extent permitted by state PUCs. This could occur if certain conditions exist, including but not limited to, if water usage is less than anticipated in establishing rates, as billings to customers are, to a considerable extent, based on usage in addition to a base rate, or if our investments or expenses prove to be higher than was estimated in establishing rates.

Our operations and the quality of water we supply are subject to extensive environmental, water quality and health and safety laws and regulations. Compliance with increasingly stringent laws and regulations could impact our operating costs; and violations of such laws and regulations could subject us to substantial liabilities and costs.

Our water and wastewater operations are subject to extensive federal, state and local laws and regulations and, in the case of our Canadian operations, Canadian laws and regulations that govern the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. These requirements include the Clean Water Act of 1972, which we refer to as the Clean Water Act, and the Safe Drinking Water Act of 1974, which we refer to as the Safe Drinking Water Act, and similar state and Canadian laws and regulations. We are also required to obtain various environmental permits from regulatory agencies for our operations.

In addition, state PUCs also set conditions and standards for the water and wastewater services we deliver. If we deliver water or wastewater services to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs, as well as damage to our reputation. In the most serious cases, regulators could reduce requested rate increases or force us to discontinue operations and sell our operating assets to another utility or to a municipality. Given the nature of our business which, in part, involves supplying water for human consumption, any potential non-compliance with, or violation of, environmental, water quality and health and safety laws or regulations would likely pose a more significant risk to us than to a company not similarly involved in the water and wastewater industry.

We incur substantial operating and capital costs on an ongoing basis to comply with environmental, water quality and health and safety laws and regulations. These laws and regulations, and their enforcement, generally have become more stringent over time, and new or stricter requirements could increase our costs. Although we may seek to recover ongoing compliance costs in our rates, there can be no guarantee that the various state PUCs or similar regulatory bodies that govern our Regulated Businesses would approve rate increases that would enable us to recover such costs or that such costs will not materially and adversely affect our financial condition, results of operations, cash flows and liquidity.

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

Our ability to meet the existing and future demand of our customers depends on the availability of an adequate supply of water. As a general rule, sources of public water supply, including rivers, lakes, streams and groundwater aquifers, are held in the public trust and are not owned by private interests. As a result, we typically do not own the water that we use in our operations, and the availability of our water supply is established through allocation rights (determined by legislation or court decisions) and passing-flow requirements set by governmental entities. Passing-flow requirements set minimum volumes of water that must pass through specified water sources, such as rivers and streams, in order to maintain environmental habitats and meet water allocation rights of downstream users. Allocation rights are imposed to ensure sustainability of major water sources and passing-flow requirements are most often imposed on source waters from smaller rivers, lakes and streams. These requirements, which can change from time to time, may adversely impact our water supply. Supply issues, such as drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water. For example, in our Monterey County, California operations, we are seeking to augment our sources of water supply, principally to comply with an October 20, 2009 cease and desist order of the California State Water Resources Control Board (the “2009 Order”) that our subsidiary, California-American Water Company (“Cal Am”), significantly decrease its diversions from the Carmel River in accordance with a reduction schedule running through December 31, 2016 (the "2016 Deadline"). We are also required to augment our Monterey County sources of water supply to comply with the requirements of the Endangered Species Act. We cannot predict whether Cal Am will be able to secure alternative sources of water, or if Cal Am will be exposed to liabilities if it is unable to meet the 2016 Deadline under the 2009 Order. If Cal Am or any of our other subsidiaries are unable to secure an alternative source of water, or if other adverse consequences result from the events described above, our business, financial condition, results of operations and cash flows could be adversely affected. See Part I, Item 3, “Legal Proceedings” in this report that includes additional information regarding the Cal Am matter.

Service disruptions caused by severe weather conditions or natural disasters may disrupt our operations and economic conditions may reduce the demand for water services, either of which could adversely affect our financial condition and results of operations.

Service interruptions due to severe weather events are possible across all our service areas. These include winter storms and freezing conditions, high wind conditions, hurricanes, tornados, earthquakes, landslides coastal and intercoastal floods or high water conditions, including those in or near designated flood plains, and severe electrical storms. Weather events such as these may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. In October 2012, our east coast subsidiaries were affected by Hurricane Sandy. The most significant impact to our business was caused by the widespread power outages caused by the storm’s heavy winds, rain and snow. In addition, adverse economic conditions can cause our customers, particularly industrial customers, to curtail operations. A curtailment of operations by an industrial customer would typically result in reduced water usage. In more severe circumstances, the decline in usage could be permanent. Any decrease in demand resulting from difficult economic conditions could adversely affect our financial condition and results of operations.

Government restrictions on water use may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition and results of operations. Seasonal drought conditions that would impact our water services are possible across all of our service areas. If a regional drought were to occur, governmental restrictions may be imposed on all systems within a region independent of the supply adequacy of any individual system. For example, as a result of the reduced rain fall and overall dry conditions throughout the state of California, Cal Am has been closely monitoring its owned and purchased water supplies. On January 17, 2014, the Governor of California issued a drought declaration asking Californians to reduce their water use by 20%. On April 25, 2014, the Governor issued an Executive Order addressing the drought and on July 15, 2014 the State Water Resources Control Board approved mandatory statewide water restrictions. The CPUC issued a resolution requiring Cal Am and all other regulated water providers to abide by the State Water Resources Control Board restrictions and requirements. While expenses incurred in implementing water conservation and rationing plans in Cal Am’s districts are generally recoverable provided the CPUC determines they were reasonable, Cal Am cannot assure that such expenses will, in fact, be fully recovered. Moreover, reductions in water consumption, including those resulting from installation of equipment or changed consumer behavior, may persist even after drought restrictions are repealed and the drought has ended, which could adversely affect our business, financial condition, results of operations and cash flows.

Some scientific experts are predicting a worsening of weather volatility in the future. Changing severe weather patterns could require additional expenditures to reduce the risk associated with any increasing storm, flood and drought occurrences. The issue of climate change is receiving increased attention worldwide. Many climate change predictions, if true, present several potential challenges to water and wastewater utilities, such as: increased frequency and duration of droughts, increased precipitation and flooding, potential degradation of water quality, and changes in demand for services. Because of the uncertainty of weather volatility related to climate change, we cannot predict its potential impact on our business, financial condition, or results of operations.

Regulatory and environmental risks associated with the collection, treatment and disposal of wastewater may impose significant costs.

The wastewater collection, treatment and disposal operations of our subsidiaries are subject to substantial regulation and involve significant environmental risks. If collection, treatment or disposal systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. Moreover, if we are deemed liable for any damage caused by overflow or disposal operations, our losses might not be covered by insurance, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

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

There is typically a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating expense increase and the time when those costs are reflected in rates. In addition, billings permitted by state PUCs typically are, to a considerable extent, based on the volume of water usage in addition to a minimum base rate. Thus, we may experience a regulatory lag between the time our revenues are affected by declining usage and the time we are able to adjust the rate per gallon of usage to address declining usage. Our inability to reduce this regulatory lag could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.

We endeavor to reduce regulatory lag by pursuing positive regulatory policies. For example, seven state PUCs permit rates to be adjusted outside of the rate case application process through surcharges that address certain capital investments, such as replacement of aging infrastructure. These surcharges are adjusted periodically based on factors such as project completion or future budgeted expenditures, and specific surcharges are eliminated once the related capital investment is incorporated in new PUC approved rates. Other examples of such programs include states that allow us to increase rates for certain cost increases that are beyond our control, such as purchased water costs or property or other taxes, or power, conservation, chemical or other expenditures. These surcharge mechanisms enable us to adjust rates in less time after costs have been incurred than would be the case under the rate case application process. While these programs have been a positive development and we continue to seek expansion of programs to mitigate regulatory lag, some state PUCs have not approved such programs. The PUC may not adopt any surcharge programs and existing programs may not continue in their current form, or at all. Furthermore, no state has adopted surcharge programs that include all elements of cost that may change between general rate proceedings. Although we intend to continue our efforts to expand state PUC approval of surcharges to address issues of regulatory lag, our efforts may not be successful, in which case our business, financial condition, results of operations, cash flows and liquidity may be adversely affected.

Our Regulated Businesses require significant capital expenditures and may suffer if we fail to secure appropriate funding to make investments, or if we experience delays in completing major capital expenditure projects.

The water and wastewater utility business is capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment. In 2014, we invested $1.0 billion in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems could increase in the future. We fund capital improvement projects using cash generated from operations, borrowings under our revolving credit facility and commercial paper programs and issuances of long-term debt and equity securities. We may not be able to access the debt and equity capital markets, when necessary or desirable to fund capital improvements on favorable terms or at all.

In addition, we could be limited in our ability to both pursue growth and pay dividends in accordance with our dividend policy. In order to fund construction expenditures, acquisitions, principal and interest payments on our indebtedness, and dividends at the level currently anticipated under our dividend policy, we expect that we will need additional financing. We expect cash from operating activities, after the distribution of dividends, to fund a portion of our capital expenditures.

The ability to obtain financing at reasonable rates is contingent upon our credit ratings and general market conditions. If we do not obtain sufficient financing, we could be unable to maintain our existing property, plant and equipment, fund our capital investment strategies, meet our growth targets and expand our rate base to enable us to earn satisfactory future returns on our investments. Even with adequate financial resources to make required capital expenditures, we face the additional risk that we will not complete our major capital projects on time, as a result of construction delays, permitting delays, environmental restrictions, or other obstacles. Each of these outcomes could adversely affect our financial condition and results of operations.

Weather conditions could adversely affect demand for our water service and our revenues.

Demand for our water during the warmer months is generally greater than during cooler months due primarily to increased water usage for irrigation systems, swimming pools, cooling systems and other applications. Throughout the year, and particularly during typically warmer months, demand tends to vary with temperature, rainfall levels and rainfall frequency. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

Market conditions may unfavorably impact the value of benefit plan assets and liabilities, as well as assumptions related to the benefit plans, which may require us to provide significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. The value of these assets is subject to market fluctuations, which may cause investment returns to fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets can increase the funding requirements under our pension and postretirement benefit plans. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. If interest rates decrease, our liabilities would increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, such as increases in life expectancy assumptions may also increase our funding requirements. Future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, in which case our results of operations and financial position could be negatively affected.

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

As of December 31, 2014, our indebtedness (including preferred stock with mandatory redemption requirements) was $6 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital requirements or capital expenditures;
•	exposing us to interest rate risk with respect to the portion of our indebtedness that bears interest at variable rates;
•	limiting our ability to pay dividends on our common stock or make payments in connection with our other obligations;
•	impairing our access to the capital markets for debt and equity;
•

likely requiring that an increasing portion of our cash flows from operations be dedicated to the payment of the principal and interest on our debt, thereby reducing funds available for future operations, dividends on our common stock or capital expenditures;

•	limiting our ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and
•	placing us at a competitive disadvantage compared to those of our competitors that have less debt.

In order to meet our capital expenditure needs, we may be required to make additional borrowings under our revolving credit facility or issue new debt securities. Moreover, additional borrowings may be required to refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2015, 2016 and 2017 are $61.1 million, $53.4 million and $572.8 million, respectively. We can provide no assurance that we will be able to access the debt capital markets on favorable terms, if at all. Moreover, if new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to refinance existing debt on favorable terms.

We will depend primarily on operations to fund our expenses and to pay the principal and interest on our outstanding debt. Therefore, our ability to pay our expenses and satisfy our debt service obligations depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors largely beyond our control. If we do not have sufficient cash flows to pay the principal and interest on our outstanding debt, we may be required to refinance all or part of our existing debt, sell assets, borrow additional funds or sell additional equity. In addition, if our business does not generate sufficient cash flows from operations, or if we are unable to incur indebtedness sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to changes in our business, which could cause our operating results and prospects to be affected adversely.

Contamination of our sources of water could result in service interruptions and exposure to substances not typically found in potable water supplies, and subject our subsidiaries to reduction in usage, governmental enforcement actions, private litigation and responsive obligations.

The water supplies that flow into our treatment plants and are then delivered into our distribution system are subject to contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as perchlorate and methyl tertiary butyl ether, and possible terrorist attacks. If one of our water supplies is contaminated, depending on the nature of the contamination, we may have to take responsive actions that could include (1) continuing limited use of the water supply under a “Do Not Use” protective order that enables continuation of basic sanitation and essential fire protection, or (2) interrupting the use of that water supply and locating an adequate supply of water from another water source, including, in some cases, through the purchase of water from a third-party supplier. If service is disrupted and we are unable to access a substitute water supply in a cost-effective manner, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. We might not be able to recover costs associated with treating or decontaminating water supplies through rates, or recovery of these costs may not occur in a timely manner. Moreover, we could be subject to claims for damages arising from government enforcement actions or toxic tort or other lawsuits arising out of interruption of service or human exposure to hazardous substances in our drinking water supplies.

In this regard, on January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances used for processing coal into the Elk River near the WVAWC treatment plant intake in Charleston, West Virginia.

WVAWC has and may continue to incur significant costs in responding to this incident and may not be able to recover such costs through rates or from insurers. Even if recovery is possible, it may not occur in a timely manner. Government investigations relating to the Freedom Industries spill have been initiated, state laws have been enacted, state and federal legislatures are considering changes to existing laws or rules associated with new laws, and 58 lawsuits have been filed to date against WVAWC and, in a few cases, against us or another of our affiliates. While the Company and WVAWC believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries spill, and the Company and WVAWC believe they and other Company affiliates have valid, meritorious defenses to the lawsuits, WVAWC will incur defense costs that may not be recoverable. Moreover, an adverse outcome in one or more of the lawsuits could have a material adverse effect on our financial condition, results of operations, cash flows, liquidity and reputation. WVAWC and the Company are unable to predict the outcome of the ongoing government investigations or any legislative initiatives that might affect water utility operations. See Part I, Item 3, “Legal Proceedings” in this report for additional information regarding the WVAWC matter.

In addition, we are a party to litigation in the normal course of business. Since we engage in providing drinking water to our customers, failures can result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution, and environmental damage and may be brought by our customers or third parties.

Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. Pending or future claims against us, to the extent we are not insured against a loss or our insurer fails to provide coverage, could have a material adverse impact on our business, financial condition, and results of operations.

We may sustain losses that exceed or are excluded from our insurance coverage or for which we are not insured

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities. Our insurance programs have varying coverage limits, exclusions and maximums, and insurance companies may seek to deny claims we might make. Generally, our insurance policies cover property damage, worker’s compensation, employer’s liability, general liability and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.

Although in the past we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles.

Work stoppages and other labor relations matters could adversely affect our results of operations.

Approximately 50% of our workforce is represented by unions. We have 75 collective bargaining agreements in place with 17 different unions representing our unionized employees. We might not be able to renegotiate labor contracts on terms that are fair to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations may adversely affect our financial condition, results of operations, cash flows and liquidity.

While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, a strike or work stoppage may have a material adverse impact on our results of operations, financial position or cash flows.

The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition and results of operations.

We own 89 dams. A failure of any of those dams could result in personal injury and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

We also are required from time to time to decommission, repair or upgrade the dams that we own. The cost of such repairs or upgrades can be and has been material. The federal and state agencies that regulate our operations may adopt rules and regulations requiring us to dismantle our dams, which also could entail material costs. Although in most cases, the PUC has permitted recovery of expenses and capital investment related to dam rehabilitation, we might not be able to recover costs of repairs, upgrades or dismantling through rates in the future. The inability to recover these costs or delayed recovery of the costs as a result of regulatory lag can affect our financial condition, results of operations, cash flows and liquidity.

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

In addition to cash from operations, we rely on our revolving credit facility, commercial paper programs, and the capital markets to satisfy our liquidity needs. In this regard, our principal external source of liquidity is our revolving credit facility. We regularly use our commercial paper program as a principal source of short-term borrowing due to the generally more attractive rates we obtain in the commercial paper market. However, disruptions in the capital markets could limit our ability to access capital. While our credit facility lending banks have met all of their obligations, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. In order to meet our short-term liquidity needs, particularly if borrowings through the commercial paper market are unavailable, we maintain a $1.25 billion revolving credit facility. Under the terms of our revolving credit facility, commitments of $70 million mature in October 2017 and $1.18 billion mature in October 2018. Our inability to maintain, renew or replace these commitments could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity.

American Water Capital Corp. (“AWCC”), our financing subsidiary, had no outstanding borrowings under the revolving credit facility and $36.5 million of outstanding letters of credit under the credit facility as of February 19, 2015. AWCC had $502.9 million of outstanding commercial paper as of February 19, 2015. Our lenders may not meet their existing commitments and we may not be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

Any impediments to our access to the capital markets or failure of our lenders to meet their commitments that result from financial market disruptions could expose us to increased interest expense, require us to institute cash conservation measures or otherwise adversely affect our business, financial condition, results of operations, cash flows, and liquidity.

Changes in laws and regulations over which we have no control and changes in certain agreements can significantly affect our business and results of operations.

New legislation, regulations, government policies or court decisions can materially affect our operations. The individuals who serve as regulators are elected or are political appointees. Therefore, elections which result in a change of political administration or new appointments may also result in changes in the individuals who serve as regulators and the policies of the regulatory agencies that they serve. New laws or regulations, new interpretations of existing laws or regulations, changes in agency policy, including those made in response to shifts in public opinion, or conditions imposed during the regulatory hearing process could have the following consequences, among others:

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
•

placing limitations, prohibitions or other requirements with respect to the sharing of information and participation in transactions by or between a regulated subsidiary and us or our other affiliates, including our service company and any of our other subsidiaries;

•	restricting or prohibiting our extraction of water from rivers, streams, reservoirs or aquifers; and
•	revoking or altering the terms of the certificates of public convenience and necessity (or similar authorizations) issued to us by state PUCs.

Any of the foregoing consequences could have an adverse effect on our business, financial condition, results of operations, cash flows and liquidity.

An important part of our growth strategy is the acquisition of water and wastewater systems. Any further acquisitions we undertake may involve risks. Further, competition for acquisition opportunities from other regulated utilities, governmental entities, and strategic and financial buyers may hinder our ability to grow our business.

An important element of our growth strategy is the acquisition of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. Further, competition for acquisition opportunities from other regulated utilities, governmental entities, and strategic and financial buyers may hinder our ability to expand our business.

The negotiation of potential acquisitions as well as the integration of acquired businesses with our existing operations could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:

•	issuances of our equity securities;
•	incurrence of debt, contingent liabilities, environmental liabilities and assumption of liabilities of an acquired business, including liabilities that were unknown at the time of acquisition;
•	seeking recovery of acquisition premiums
•	unanticipated capital expenditures;
•	failure to maintain effective internal control over financial reporting;
•	recording goodwill and other intangible assets at values that ultimately may be subject to impairment charges if we do not realize the initially recorded value;
•	fluctuations in quarterly results;
•	other acquisition-related expenses;
•	failure to realize anticipated benefits, such as cost savings and revenue enhancements; and
•	difficulties assimilating personnel, services and systems.

Some or all of these items could have a material adverse effect on our business and our ability to finance our business, pay dividends and to comply with regulatory requirements. The businesses we acquire in the future may not achieve anticipated sales and profitability, and any difficulties we encounter in the integration process could interfere with our operations, reduce our operating margins and adversely affect our internal control over financial reporting.

We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities. If consolidation becomes more prevalent in the water and wastewater industries and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to expand through acquisitions. In addition, our competitors may impede our growth by purchasing water utilities adjacent to or near our existing service areas, thereby impairing our ability to geographically expand the affected service areas. Competing governmental entities, utilities, environmental or social activist groups, and strategic and financial buyers have challenged, and may in the future challenge, our efforts to acquire new companies and/or service areas. Our growth could be hindered if we are not able to compete effectively for new companies and/or service areas with other companies or strategic and financial buyers that have lower costs of operations. Any of these risks may adversely affect our business, financial condition, and results of operations.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.

Our total assets include $1.2 billion of goodwill at December 31, 2014. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003 and the acquisition of E’Town Corporation by a predecessor to our previous owner in 2001. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, we have taken significant non-cash charges to operating results for goodwill impairments in the past.

We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance. These market events could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that composes unfavorably to our peer companies, or decreases in control premiums. A decline in the results forecasted in our business plan due to events such as changes in rate case results, capital investment budgets or our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect our reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

The assets of our Regulated Businesses are subject to condemnation through eminent domain.

Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized efforts may arise from time to time in one or more of the service areas in which our

Regulated Businesses operate to convert our assets to public ownership and operation through exercise of the governmental power of eminent domain. Should a municipality or other government subdivision or a citizen group seek to acquire our assets through eminent domain, either directly or indirectly as a result of a citizen petition we may resist the acquisition. For example, condemnation threats have been made in the Chicago, Illinois area where the municipalities of Homer Glen (approximately 6,000 customer connections) and Bolingbrook (approximately 23,000 customer connections) have commissioned studies to determine the cost and feasibility of condemning Illinois-American’s retail distribution systems serving those communities and have formally requested certain financial and other information from Illinois-American. In addition, five municipalities (approximately 29,200 customer connections) formed a water agency to pursue eminent domain with respect to our water pipeline that serves those five communities and made an offer of $37.6 million for the pipeline. The water agency filed an eminent domain lawsuit in January 2013 that is still pending.

Contesting an exercise of condemnation through eminent domain, or responding to a citizen petition, may result in costly legal proceedings and may divert the attention of the affected Regulated Businesses’ management from the operation of its business. Moreover, our efforts to resist the condemnation may not be successful.

If a municipality or other government subdivision succeeds in acquiring the assets of one or more of our Regulated Businesses through eminent domain, there is a risk that we will not receive adequate compensation for the business, that we will not be able to keep the compensation, or that we will not be able to divest the business without incurring significant one-time charges.

For information regarding specific condemnation threats made against us that were recently concluded see Item 1, “Business—Condemnation.”

We rely on technology to facilitate the management of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.

Our technology systems, particularly our information technology (“IT”) systems, are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. For example, we depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers. While we recently completed the business transformation implementation for our Enterprise Resource Planning (“ERP”), Enterprise Asset Management (“EAM”) and Customer Information (“CIS”) systems, a number of our mission and business critical IT systems are older, such as our SCADA (supervisory control and data acquisition) system. Although we do not believe that our IT systems are at a materially greater risk of cybersecurity incidents than other similar organizations, our IT systems remain vulnerable to damage or interruption from:

●	power loss, computer systems failures, and internet, telecommunications or data network failures;
●	operator negligence or improper operation by, or supervision of, employees;
●	physical and electronic loss of customer data due to security breaches, cyber attacks, misappropriation and similar events;
●	computer viruses;
●	intentional security breaches, hacking, denial of services actions, misappropriation of data and similar events; and
●	hurricanes, fires, floods, earthquakes and other natural disasters.

These events may result in physical and electronic loss of customer or financial data, security breaches, misappropriation and other adverse consequences. In addition, the lack of redundancy for certain of our IT systems, including billing systems, could exacerbate the impact of any of these events on us.

In addition, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our business, and we might lack sufficient resources to make the necessary upgrades or replacements of outdated existing technology to enable us to continue to operate at our current level of efficiency.

We may be subject to physical and/or cyber attacks.

As operators of critical infrastructure, we may face a heightened risk of physical and/or cyber attacks. Our water and wastewater systems may be vulnerable to disability or failures as a result of physical or cyber acts of war or terrorism, vandalism or other causes. Our corporate and information technology systems may be vulnerable to unauthorized access due to hacking, viruses, acts of war or terrorism, and other causes.

If, despite our security measures, a significant physical attack or cyber breach occurred, we could have our operations disrupted, property damaged, and customer information stolen; experience substantial loss of revenues, response costs, and other financial loss; and be subject to increased regulation, litigation, and damage to our reputation, any of which could have a negative impact on our business and results of operations.

We may not be able to fully utilize our U.S. and state net operating loss carryforwards.

As of December 31, 2014, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $1.0 billion and $542 million, respectively. Our federal NOL carryforwards begin to expire in 2028, and our state NOL carryforwards will expire between 2015 and 2033. Our ability to utilize our NOL carryforwards is primarily dependent upon our ability to generate sufficient taxable income. Moreover, because our previous owner’s divestiture of its stock was considered an “ownership change” under Section 382 of the Internal Revenue Code, the amount of NOL carryforwards that may be utilized in any year is limited. Our management believes the federal NOL carryforwards are more likely than not to be recovered and therefore currently require no valuation allowance. At December 31, 2014, $63.1 million of the state NOL carryforwards have been offset by a valuation allowance because we do not believe these NOLs will more likely than not be realized in the future, and we have, in the past, been unable to utilize certain of our NOLs. The establishment or increase of a valuation allowance in the future would reduce our deferred income tax assets and our net income.

Our actual results may differ from those estimated by management in making its assessment as to our ability to use the NOL carryforwards. Moreover, changes in income tax laws, the economy and the general business environment could affect the future utilization of the NOL carryforwards. If we are unable to fully utilize our NOL carryforwards to offset taxable income generated in the future, our financial position, results of operations and cash flows could be materially adversely affected.

We (excluding our regulated subsidiaries) provide performance guarantees with respect to certain obligations of our Market-Based Operations, including financial guarantees or deposits, to our public-sector and public clients, which may seek to enforce the guarantees if our Market-Based Operations do not satisfy these obligations.

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

At December 31, 2014, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $865.8 million and this amount is likely to increase if our Market-Based Operations expand. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.

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

We operate a number of water and wastewater systems under O&M contracts and face the risk that the owners of those systems may fail to provide capital to properly maintain those systems, which may negatively affect us as the operators of the systems.

We operate a number of water and wastewater systems under O&M contracts. Pursuant to these contracts, we operate the system according to the standards set forth in the applicable contract, and it is generally the responsibility of the owner of the system to undertake capital improvements. In some cases, we may not be able to convince the owner to make needed improvements in order to maintain compliance with applicable regulations. Although violations and fines incurred by water and wastewater systems may be the responsibility of the owner of the system under these contracts, those non-compliance events may reflect poorly on us as the operator of the system and damage our reputation, and in some cases, may result in liability to the same extent as if we were the owner.

Our Market-Based Operations are party to long-term contracts to operate and maintain water and wastewater systems under which we may incur costs in excess of payments received.

Some of our Market-Based Operations enter into long-term contracts under which they agree to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities, which includes specified major maintenance for some of those facilities, in exchange for an annual fee. Our Market-Based Operations are generally subject to the risk that costs associated with operating and maintaining the facilities, including production costs such as purchased water, electricity, fuel and chemicals used in water treatment, may exceed the fees received from the municipality or other contracting party. Losses under these contracts or guarantees may adversely affect our financial condition, results of operations, cash flows and liquidity.

Our inability to efficiently optimize and stabilize our recently implemented business transformation project, could result in higher than expected costs or otherwise adversely impact our internal controls environment, operations and profitability.

Over the past several years, we have implemented a “business transformation” project, which is intended to improve our business processes and upgrade our legacy core information technology systems. This multi-year, enterprise-wide initiative supports our broader strategic initiatives. The project is intended to optimize workflow throughout our field operations, improve our back-office operations and enhance our customer service capabilities. The scale and costs associated with the business transformation project were significant. Any technical or other difficulties in optimizing and stabilizing this initiative may increase the costs of the project and have an adverse effect on our operations and reporting processes, including our internal control over financial reporting. In August 2012, our new business systems associated with Phase I of our business transformation project became operational. Phase I consisted of the roll-out of the ERP, which encompassed applications that handle human resources, finance, and supply chain/procurement management activities. In the second quarter of 2013, we implemented Phase II of our business transformation project in a number of our regulated subsidiaries. In the fourth quarter of 2013, Phase II of our business transformation project was implemented in our remaining regulated subsidiaries. Phase II consisted of the roll-out of a new Enterprise Asset Management system, which manages an asset’s lifecycle, and a Customer Information system, which contains all billing and collections data pertaining to American Water’s customers for our Regulated segment. Although efforts have been made to minimize any adverse impact on our controls, we cannot assure that all such impacts have been mitigated.

As we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Further, we may not realize anticipated cost improvements and greater efficiencies from the project.

We operate numerous information technology systems that are in various stages of integration, sometimes leading to inefficiencies. Therefore, delays in stabilization and optimization of the business transformation project will also delay cost savings and efficiencies expected to result from the project. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our ability to meet customer needs efficiently. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

Our business has inherently dangerous workplaces. If we fail to maintain safe work sites, we can be exposed to financial losses as well as penalties and other liabilities.

Our safety record is critical to our reputation. We maintain health and safety standards to protect our employees, customers, vendors and the public. Although we intend to adhere to such health and safety standards it is unlikely that we will be able to avoid accidents at all times.

Our business sites, including construction and maintenance sites, often put our employees and others in close proximity with large pieces of equipment, moving vehicles, pressurized water, chemicals and other regulated materials. On many sites we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective or are not followed by our employees or others, our employees and others may be injured or die. Unsafe work sites also have the potential to increase employee turnover and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, and results of operations.

In addition, our operations can involve the handling and storage of hazardous chemicals, which, if improperly handled, stored or disposed of, could subject us to penalties or other liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional employee groups whose primary purpose is to ensure we implement effective health, safety, and environmental work procedures throughout our organization, including construction sites and maintenance sites, the failure to comply with such regulations could subject us to liability.

Our continued success is dependent upon our ability to hire, retain, and utilize qualified personnel.

The success of our business is dependent upon our ability to hire, retain, and utilize qualified personnel, including engineers, craft personnel, and corporate management professionals who have the required experience and expertise. From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded for our business needs. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel.

In addition, as some of our key personnel approach retirement age, we need to have appropriate succession plans in place and to successfully implement such plans. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact on our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our properties consist of transmission, distribution and collection pipes, water and wastewater treatment plants, pumping wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, software rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water, and the collection and treatment of wastewater. Substantially all of our properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of our mortgage bonds. We lease our corporate offices, equipment and furniture, located in Voorhees, New Jersey from certain of our wholly-owned subsidiaries. These properties are utilized by our directors, officers and staff in the conduct of the business.

Our regulated subsidiaries own, in the states in which they operate, transmission, distribution and collection pipes, pump stations, treatment plants, storage tanks, reservoirs and related facilities. A substantial acreage of land is owned by our Regulated Businesses, the greater part of which is located in watershed areas, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. Additionally, properties and facilities including such items as well fields, tanks, offices and operation centers are also leased by our regulated subsidiaries. Our Market-Based Operations’ properties consist mainly of office furniture and IT equipment and are primarily located in New Jersey. Approximately 51% of our properties are located in New Jersey and Pennsylvania.

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

Alternative Water Supply in Lieu of Carmel River Diversions

In 1995, the California Water Resources Control Board (the "Water Resources Control Board") issued an administrative order (the “1995 Order”) to Cal Am requiring Cal Am to implement an alternative water supply in lieu of diversions from the Carmel River. In response to claims that Cal Am had not diligently pursued establishing an alternative water supply as required by the 1995 Order, the Water Resources Control Board adopted the 2009 Order, finding that Cal Am has not sufficiently implemented actions to terminate its unpermitted diversions from the Carmel River as required by the 1995 Order. The 2009 Order requires, among other things, that Cal Am significantly decrease its yearly diversions from the Carmel River according to a set reduction schedule running from the date the 2009 Order was adopted until December 31, 2016, at which point all unpermitted diversions must end. Failure to effect the decrease in diversions mandated by the 2009 Order could result in substantial penalties. We can provide no assurances that Cal Am will be able to comply with the diversion reduction requirements and other remaining requirements under the 2009 Order or that any such compliance will not result in material additional costs or obligations to us. As noted below, Cal Am does not expect to have sufficient alternative sources of water available by the December 31, 2016 deadline, and is engaged in discussions with the Water Resources Control Board to extend the deadline.

On December 2, 2010, the California Public Utilities Commission (“CPUC”) approved the Regional Desalination Project (the “RDP”), involving the construction of a desalination facility in the City of Marina, north of Monterey. The RDP was to be implemented through a Water Purchase Agreement and ancillary agreements (collectively, the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and Cal Am. The desalination facility was to be constructed and owned by MCWD, and MCWRA was to construct the wells that were to supply water to the desalination facility. The RDP was intended, among other things, to fulfill Cal Am’s obligations under the 1995 Order and the 2009 Order, in addition to other obligations.

The RDP was subject to delay due to, among other things, funding delays and investigations and inquiries initiated by public authorities relating to an alleged conflict of interest concerning a former member of the MCWRA Board of Directors (the “Former Director”). On July 7, 2011, MCWRA advised MCWD and Cal Am that the Agreements were void as a result of the conduct of the Former Director. Subsequently, on August 12, 2011, Cal Am advised MCWD and MCWRA that they had defaulted in performance of certain financing obligations under the Water Purchase Agreement. By letter delivered to MCWD and MCWRA on September 28, 2011, Cal Am terminated the Agreements as a result of MCWRA’s anticipatory repudiation of the Agreements by stating they were void. On January 17, 2012, following unsuccessful mediation efforts among the parties, Cal Am publicly announced that it had withdrawn support of the RDP. Disputes among the parties with respect to the RDP continued thereafter. On July 12, 2012, the CPUC closed the proceedings relating to the RDP and stated that it would examine the recoverability of costs related to the RDP in other proceedings. Cal Am plans to file a new application seeking recovery of legal costs relating to the RDP after any pending legal disputes are resolved.

In December 2012, Cal Am, MCWRA and the County of Monterey entered into a settlement agreement under which Cal Am will forgive approximately $1.9 million previously loaned by Cal Am to MCWRA in connection with the RDP, and Cal Am will make additional payments of up to approximately $1.5 million to MCWRA. The settlement agreement, the debt forgiveness and the additional payments are conditioned on CPUC approval, including approval of Cal Am rate recovery of the debt forgiveness and the additional payments. Cal Am and MCWD also entered into a tolling agreement, which, as extended by subsequent agreements, toll applicable statutes of limitations and the deadline for commencement of litigation regarding Cal Am’s claims until June 30, 2015. The MCWRA settlement agreement and the tolling and standstill agreement do not affect litigation initiated by Cal Am seeking a determination regarding the validity of the Agreements, which is described below. On May 24, 2013, Cal Am filed an application with the CPUC for approval of the settlement agreement and rate recovery on Cal Am’s debt forgiveness and additional payments to MCWRA under the settlement agreement. The application is pending.

On October 4, 2012, Cal Am filed a Complaint for Declaratory Relief in the Monterey County Superior Court (subsequently transferred to the San Francisco Superior Court) against MCWRA and MCWD, seeking a determination by the Court as to whether the Agreements are void as a result of the Former Director’s alleged conflict of interest, or remained valid. A trial on the matter was held on December 2-5, 2014. The Court has established deadlines for post-trial closing and reply briefs, but has not yet scheduled a date for oral argument following the February 10, 2015 deadline for submission of reply briefs.

On April 23, 2012, Cal Am filed an application with the CPUC for approval of the Monterey Peninsula Water Supply Project (the “Water Supply Project”). The Water Supply Project involves construction of a desalination plant and related facilities, all to be owned by Cal Am. In addition, the Water Supply Project may encompass Cal Am’s purchase of water from the proposed Monterey Peninsula Groundwater Replenishment Project (the “GWR Project”), a joint project between the Monterey Regional Water Pollution Control Agency and the Monterey Peninsula Water Management District (“MPWMD”). The Water Supply Project also would involve aquifer storage and recovery through an already established aquifer storage and recovery program between Cal Am and the MPWMD.

On July 31, 2013, Cal Am entered into a settlement agreement with 15 other parties that have intervened in the CPUC proceedings with respect to the Water Supply Project, including several Monterey County government entities, the Office of Ratepayer Advocates of the CPUC and several interest groups (the “WSP Settlement”). Under the settlement agreement, the parties have agreed on several matters relating to the Water Supply Project. In a separate settlement agreement among most of the same parties, the participating parties agreed on sizing of the desalination plant at 9.6 million gallons per day, if the GWR Project does not supply water to Cal Am, and, if the GWR Project supplies water to Cal Am, either 6.4 million gallons per day or 6.9 million gallons per day depending on discrete capacities of GWR Project water. This settlement agreement is subject to the approval of the CPUC and will not take effect unless the CPUC determines that it is reasonable within the law and the public interest, and until the CPUC certifies an environmental impact report for the proposed Water Supply Project, which currently is expected to be issued in the first quarter of 2016.

A preliminary step to building the desalination plant is the test slant well project, involving the construction and operation of a test slant well, as well as monitoring well clusters and other related infrastructure, to confirm the suitability of the property on which permanent intake wells will be located to draw water from under Monterey Bay. As proposed by Cal Am, the site of the test slant well is on a property owned by one or more affiliates of Cemex, Inc. (collectively, "Cemex"), and in the WSP Settlement, the parties agreed that the preferred location to build a test slant well project is the Cemex property. Cal Am and Cemex have entered into an agreement under which Cal Am acquired a temporary investigative easement to construct and operate the test slant well together with monitoring wells and other related infrastructure on Cemex property and a four year option to purchase a permanent easement that will enable Cal Am's access to and operation of slant wells and related pipelines and utilities for the Water Supply Project on portions of the Cemex property to be determined if and when the final configuration of new water supply wells are approved by the California Coastal Commission (“Coastal Commission”).

On November 12, 2014, the Coastal Commission approved the coastal development permit for the test slant well on the Cemex property. In addition, the Coastal Commission approved a second coastal development permit, enabling Cal Am to construct the portion of the test slant well that will be under state lands (beneath the ocean floor), provided that Cal Am acquires a lease from the California State Lands Commission (the “State Lands Commission”), which owns the state lands. The State Lands Commission executed the required lease on January 22, 2015, and the Coastal Commission issued the second coastal development permit on January 28, 2015.

On December 11, 2014, MCWD filed a Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief in the Monterey County Superior Court against the Coastal Commission and Cal Am. With the consent of all parties involved, the matter was transferred to the San Jose County Superior Court. MCWD seeks, among other things, a peremptory writ of mandate commanding the Coastal Commission to vacate its decision to approve the coastal development permit relating to the Cemex property, and a permanent injunction restraining Cal Am and the Coastal Commission from taking any action to implement the test slant well project, pending full compliance with the California Environmental Quality Act (“CEQA”) and the California Coastal Act (the “Coastal Act”).

On December 23, 2014, Ag Land Trust, an agricultural land conservancy, filed its First Amended Petition for Writ of Mandamus with the San Jose County Superior Court against the Coastal Commission and Cal Am (the "Ag Land Trust Petition"). The Ag Land Trust Petition seeks writs of mandate ordering the Coastal Commission to set aside its approval of the test slant well project and follow California regulations and statutes in complying with CEQA and the Coastal Act, and enjoining Cal Am from engaging in any activity pursuant to the test slant well project until the project and the Coastal Commission comply with California regulations and statutes.

On January 15, 2015, MCWD filed a Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief in the Santa Cruz County against the California State Lands Commission and Cal Am (the "January 2015 Petition"). The January 2015 Petition seeks injunctive relief restraining the State Lands Commission and Cal Am from taking any action to further implement the test slant well project pending full compliance with CEQA and other applicable laws; a peremptory writ of mandate commanding the State Lands Commission to vacate and set aside the decision to approve the lease allowing Cal Am to construct and operate a test slant well and associated monitoring wells on sovereign lands; and a peremptory writ of mandate directing the State Lands Commission and Cal Am to comply with the requirements of CEQA and other applicable laws.

The Coastal Commission and the State Lands Commission have not yet responded to the action or actions in which they respectively are a respondent. Cal Am has not yet responded to the actions, although it intends to contest these actions vigorously.

In addition to the foregoing matters, Cal Am’s ability to move forward on the Water Supply Project is subject to extensive administrative review by the CPUC, review by other government agencies of necessary permit applications, and intervention from other parties, including some that are not participants in the settlement agreements relating to the Water Supply Project. In addition, there have been delays in the initial timetable for preparation of the environmental impact report due to, among other things, uncertainties regarding timing of government approval of various required permits. As a result, Cal Am estimates that the earliest date by which the Water Supply Project could be completed is early 2019. We cannot assure that Cal Am’s application for the Water Supply Project will be approved or that the Water Supply Project will be completed on a timely basis, if ever.

Because the projected completion date of the Water Supply Project is beyond the December 31, 2016 deadline for Cal Am to terminate unpermitted diversions from the Carmel River, Cal Am has commenced discussions with the Water Resources Control Board to extend the December 2016 deadline. While Cal Am believes the discussions have been constructive, we cannot assure that the deadline will be extended.

West Virginia Elk River Freedom Industries’ Chemical Spill

On January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances used for processing coal, 4-methylcyclohexane methanol, or MCHM, and PPH/DiPPH, a mix of polyglycol ethers, into the Elk River near the West Virginia-American Water Company (“WVAWC”) treatment plant intake in Charleston, West Virginia. After having been alerted to the leak of MCHM by the West Virginia Department of Environmental Protection (“DEP”), WVAWC took immediate steps to gather more information about MCHM, augment its treatment process as a precaution, and begin consultations with federal, state and local public health officials. As soon as possible after it was determined that the augmented treatment process would not fully remove the MCHM, a joint decision was reached in consultation with the West Virginia Bureau for Public Health to issue a “Do Not Use” order for all of its approximately 93,000 customer accounts in parts of nine West Virginia counties served by the Charleston treatment plant. The order addressed the use of water for drinking, cooking, washing and bathing, but did not affect continued use of water for sanitation and fire protection. Over the next several days, WVAWC and an interagency team of state and federal officials engaged in extensive sampling and testing to determine if levels of MCHM were below one part per million (1 ppm), a level that the U.S. Centers for Disease Control and Prevention (“CDC”) and EPA indicated would be protective of public health. Beginning on January 13, 2014, based on the results of the continued testing, the Do Not Use order was lifted in stages to help ensure the water system was not overwhelmed by excessive demand, which could have caused additional water quality and service issues. By January 18, 2014, none of WVAWC’s customers were subject to the Do Not Use order, although CDC guidance suggesting that pregnant women avoid consuming the water until the chemicals were at non-detectable levels remained in place. In addition, based on saved samples taken on or before January 18, 2014, PPH/DiPPH was no longer detected in the water supply as of January 18, 2014. On February 21, 2014, WVAWC announced that all points of testing throughout its water distribution system indicated that levels of MCHM were below 10 parts per billion (10 ppb). The interagency team established 10 ppb as the “non-detect” level of MCHM in the water distribution system based on the measurement capabilities of the multiple laboratories used. WVAWC continued to work with laboratories to test down to below 2 ppb of MCHM and announced on March 3, 2014, that it had cleared the system to below this level.

To date, 58 lawsuits have been filed against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties. Fifty-two of the state court cases naming WVAWC, and one case naming both WVAWC and American Water Works Service Company, Inc. (“AWWSC,” and together with WVAWC and the Company, the “American Water Defendants”) were removed to the United States District Court for the Southern District of West Virginia, but are subject to motions to remand the cases back to the state courts and have been consolidated for the sole purpose of resolving venue issues. Four of the cases pending before the federal district court were consolidated for purposes of discovery, and an amended consolidated complaint for those cases was filed on December 9, 2014 by several plaintiffs who allegedly suffered economic losses, loss of use of property and tap water or other specified adverse consequences as a result of the Freedom Industries spill, on behalf of a purported class of all persons and businesses supplied with, using, or exposed to water contaminated with Crude MCHM and provided by WVAWC in Logan, Clay, Lincoln, Roane, Jackson, Boone, Putnam, and Kanawha Counties and the Culloden area of Cabell County, West Virginia as of January 9, 2014. The consolidated complaint names several individuals and corporate entities as defendants, including the American Water Defendants. The plaintiffs seek unspecified damages for alleged business or economic losses; unspecified damages or a mechanism for recovery to address a variety or alleged costs, loss of use of property, personal injury and other consequences allegedly suffered by purported class members; punitive damages and certain additional relief, including the establishment of a medical monitoring program to protect the purported class members from an alleged increased risk of contracting serious latent disease. The American Water Defendants have each filed an answer to the consolidated complaint. The Company individually, and AWWSC and WVAWC together, filed motions to dismiss the consolidated complaint. Briefing on these motions was completed on January 28, 2015.

Additionally, investigations with respect to the matter have been initiated by the Chemical Safety Board, the U.S. Attorney’s Office for the Southern District of West Virginia, the West Virginia Attorney General, and the Public Service Commission of West Virginia (the “PSC”). As a result of the U.S. Attorney’s Office investigation, on December 17, 2014, four former Freedom Industries officers (three of whom also were former owners of Freedom Industries), were indicted for, among other things, negligent discharge of a pollutant in violation of the federal Clean Water Act. These executives are also facing additional federal charges resulting from a 13-count superseding indictment issued by a grand jury on January 21, 2015. In addition, information charges were filed against Freedom Industries for, among other things, negligent discharge of a pollutant in violation of the Clean Water Act, and against the former plant manager of Freedom Industries' Elk River facility and one of the individuals responsible for environmental compliance at Freedom Industries for violating the Clean Water Act.

On May 21, 2014, the PSC issued an Order initiating a General Investigation into certain matters relating to WVAWC's response to the Freedom industries spill. Three parties have intervened in the proceeding, including the Consumer Advocate Division of the PSC and two attorney-sponsored groups, including one sponsored by some of the plaintiffs’ counsel involved in the civil litigation described above. WVAWC has filed testimony regarding its response to the spill and is subject to discovery from PSC staff and the intervenors as part of the General Investigation. Several disputes have arisen between the WVAWC and the intervenors regarding, among other things, the scope of the discovery and the maintenance of confidentiality with regard to certain WVAWC emergency planning documents. In addition, the intervenors and PSC staff filed expert testimony in support of their assertions that WVAWC did not act reasonably with respect to the Freedom Industries spill, and WVAWC has asserted that some of the testimony is outside the scope of the PSC proceeding. The PSC has deferred setting a revised procedural schedule and has not set a final hearing date on the matter.

The Company, WVAWC and the other Company-affiliated entities named in any of the lawsuits believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries spill and the Company, WVAWC and other Company-affiliated entities named in any of the lawsuits have valid, meritorious defenses to the lawsuits. The Company, WVAWC and the other Company affiliated entities intend to vigorously contest the lawsuits. Nevertheless, an adverse outcome in one or more of the lawsuits could have a material adverse effect on the Company's financial condition, results of operations, cash flows, liquidity and reputation. Moreover, WVAWC and the Company are unable to predict the outcome of the ongoing government investigations or any legislative initiatives that might affect water utility operations.

General

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

Since April 23, 2008, our common stock has traded on the NYSE under the symbol “AWK.” As of February 19, 2015, there were 179,787,780 shares of common stock outstanding and approximately 2,150 record holders of common stock. Holders of the Company's common stock are entitled to receive dividends when they are declared by the Board of Directors. When dividends on common stock are declared, they are usually paid in March, June, September and December. Future dividends are not guaranteed by the Company and will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

The following table sets forth the per-share range of the high and low closing sales prices of our common stock as reported on the NYSE and the cash dividends paid and declared per share for the years ended December 31, 2014 and 2013.

	2014					2013
	First	Second	Third	Fourth		First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year	Quarter*	Quarter	Quarter	Quarter	Year

Dividends paid per common share	$0.28	$0.31	$0.31	$0.31	$1.21	$0.00	$0.28	$0.28	$0.28	$0.84
Dividend declared per common share	$0.00	$0.31	$0.62	$0.31	$1.24	$0.00	$0.28	$0.56	$0.28	$1.12
Price range of common stock
—High	$45.56	$49.45	$50.61	$55.86	$55.86	$41.44	$42.74	$43.50	$43.49	$43.50
—Low	$41.16	$45.16	$46.41	$47.92	$41.16	$37.33	$39.40	$39.90	$39.13	$37.33

*The dividend that would have normally been paid in the first quarter of 2013 was paid on December 28, 2012 to allow shareholders to take advantage of the existing 2012 tax rates.

In February 2015, our Board of Directors authorized a common stock repurchase program for the specific purpose of providing a vehicle to minimize share dilution that occurs through its dividend reinvestment, employee stock purchase and executive compensation programs. The program will allow the Company to purchase up to 10 million shares of its outstanding common stock over an unrestricted period of time to manage dilution.

For information on securities authorized for issuance under our equity compensation see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of operations data: (1)
Operating revenues	$3,011,328	$2,878,936	$2,853,926	$2,641,592	$2,535,131
Operating income	$1,002,576	$948,316	$924,104	$801,639	$728,951
Income from continuing operations	$429,841	$370,844	$373,602	$303,472	$255,451
Income from continuing operations per basic common share	$2.40	$2.08	$2.12	$1.73	$1.46
Income from continuing operations per diluted common share	$2.39	$2.07	$2.10	$1.72	$1.46

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$23,080	$26,964	$24,433	$14,207	$13,112
Utility plant and property, net of depreciation	$12,899,704	$12,244,359	$11,584,944	$10,872,042	$10,241,342
Total assets	$16,130,956	$15,088,142	$14,718,976	$14,776,391	$14,086,246
Short-term and long-term debt	$5,942,186	$5,855,712	$5,574,763	$5,882,956	$5,658,473
Redeemable preferred stock	$17,151	$18,827	$20,511	$22,036	$22,794
Total debt and redeemable preferred stock	$5,959,336	$5,874,539	$5,595,274	$5,904,992	$5,681,267
Common stockholders' equity	$4,915,591	$4,727,804	$4,443,268	$4,235,837	$4,127,725
Preferred stock without mandatory redemption requirements	$—	$—	$1,720	$4,547	$4,547
Total stockholders' equity	$4,915,591	$4,727,804	$4,444,988	$4,240,384	$4,132,272

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Other data:
Cash flows provided by (used in):
Operating activities	$1,097,287	896,162	$955,598	$808,357	$774,933
Investing activities (2)	$(1,013,989)	(1,053,294)	$(382,356)	$(912,397)	$(746,743)
Financing activities (2)	$(87,182)	159,663	$(563,016)	$105,135	$(37,334)
Construction expenditures, included in investing activities	$(956,119)	(980,252)	$(928,574)	$(924,858)	$(765,636)
Dividends paid per common share (3)	$1.21	$0.84	$1.21	$0.90	$0.86
Dividends declared per common share (4)	$1.24	$1.12	$0.98	$1.13	$0.86

(1)

This information has been restated to reflect the impact of discontinued operations, as applicable. See Note 3 of the Consolidated Financial Statements for additional details on our discontinued operations.

(2)

The amount for the year ended December 31, 2012 includes net proceeds from the sale of our Arizona, New Mexico and Ohio subsidiaries of approximately $561 million, with the majority of it used to pay down short-term debt. For further information, see “Item 7—Management Discussion and Analysis—Consolidated Results of Operations.”

(3)

2012 includes one additional dividend payment of $0.25 per common share paid on December 28, 2012 to shareholders of record as of December 20, 2012 to allow them to take advantage of the existing 2012 tax rates.

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

Executive Overview

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenues and population served. Our approximately 6,400 employees provide drinking water, wastewater and other water related services to an estimated 15 million people in 47 states and in one Canadian province. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters. Our Regulated Businesses provide services in 16 states and serve approximately 3.2 million customers based on the number of active service connections to our water and wastewater networks. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Operations segment.

In 2014, we continued the execution of our strategic goals. Our commitment to growth through investment in our regulated infrastructure and expansion of our regulated customer base and our Market-Based Operations, combined with operational excellence led to continued improvement in regulated operating efficiency, improved performance of our Market-Based Operations, and enabled us to provide increased value to our customers and investors. During the year, we focused on growth, addressed regulatory lag, made more efficient use of capital and improved our regulated operation and maintenance (“O&M”) efficiency ratio.

2014 Financial Results

For the year ended December 31, 2014, we continued to increase net income, while making significant capital investment in our infrastructure and implementing operational efficiency improvements to keep customer rates affordable. Highlights of our 2014 operating results compared to 2013 and 2012 include:

	2014	2013	2012
Income from continuing operations	$2.39	$2.07	$2.10
Income (loss) from discontinued operations, net of tax	$(0.04)	$(0.01)	$(0.09)
Diluted earnings per share	$2.35	$2.06	$2.01

Continuing Operations

Income from continuing operations included 4 cents per diluted share of costs resulting from the Freedom Industries chemical spill in West Virginia in 2014 and included 14 cents per diluted share in 2013 related to a tender offer. Earnings from continuing operations, adjusted for these two items, increased 10%, or 22 cents per share, mainly due to favorable operating results from our Regulated Businesses segment due to higher revenues and lower operating expenses, partially offset by higher depreciation expenses. Also contributing to the overall increase in income from continuing operations was lower interest expense in 2014 compared to the same period in 2013.

Discontinued operations

In the fourth quarter of 2014, we sold our Terratec line of business, which was part of our Market-Based Operations segment. The loss from discontinued operations, net of tax reflected in the 2014 financial results includes the loss on the sale, an income tax valuation allowance and the 2014 operating results of the entity prior to the sale.

Also, as part of our portfolio optimization initiative, the sales of our regulated subsidiaries in Arizona, New Mexico and Ohio were completed during 2012. Discontinued operations include the gain/loss on sale, as well as the operating results of these subsidiaries.

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

Making Efficient Use of Capital

We invested approximately $1 billion and $950 million in Company-funded capital improvements in 2014 and 2013, respectively. These capital investments are needed on an ongoing basis to comply with existing and new regulations, renew aging treatment and network assets, provide capacity for new growth and ensure system reliability, security and quality of service. The need for continuous investment presents a challenge as we work to balance investment needs with customer affordability. In addition, the potential for regulatory lag, or the delay in recovering operating expenses may impact the level of our capital investments.

Expanding Markets and Developing New Offerings

During 2014, our Regulated Businesses completed the purchase of five regulated water systems, five regulated wastewater systems and three regulated water and wastewater systems. These acquisitions added approximately 2,100 water customers and 2,400 wastewater customers to our regulated operations. During 2014, our Military Services Group within our Market-Based Operations segment was awarded two U.S. military contracts. In January 2014, it was awarded a contract for operation and maintenance of the water and wastewater systems at Hill Air Force Base in Utah. In August 2014, the Military Services Group was awarded a contract for operation and maintenance of the water and wastewater systems at Picatinny Arsenal in New Jersey. During 2014, our Homeowners Services Group ("HOS") began offering its water and sewer line protection programs in eight new states. Additionally, Orlando Utilities Commission ("OUC") awarded HOS a contract to be OUC's exclusive provider of service line protection programs. This contract enables HOS to market its water line, sewer line, in-home plumbing, interior electric, surge, commercial water line and commercial sewer line protection programs to OUC's 234,000 customers. In 2014, HOS also launched its interior electric program and continued to develop new products and services to better meet customer needs.

On November 4, 2014 voters in Haddonfield, New Jersey, Arnold, Missouri and Russiaville, Indiana approved referendums for us to purchase their water and/or wastewater assets. Following regulatory approval and financial close, these three acquisitions will add approximately 19,000 customers to the company’s regulated footprint. Additionally, in February, 2015 our Illinois subsidiary entered into an agreement to purchase the City of Mt. Vernon’s water and wastewater systems, which serves about 6,600 customer connections.

Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses

We continued to improve on our O&M efficiency ratio during 2014. Our O&M efficiency ratio was 36.7% for the year ended December 31, 2014 compared to 38.5% and 40.7% for the years ended December 31, 2013 and 2012, respectively. The improvement in our 2014 O&M efficiency ratio in 2014 was principally attributable to the increase in our Regulated Businesses’ revenues as well as a decrease in adjusted O&M expenses compared to the same period in 2013.

Our O&M efficiency ratio (a non-GAAP measure) is defined as our regulated operation and maintenance expense divided by regulated operating revenues, where both O&M expense and operating revenues are adjusted to eliminate purchased water expense. We also excluded from operating revenues and O&M expenses the impact from weather and the West Virginia Freedom Industries chemical spill. Additionally, from the O&M expenses, we exclude the allocable portion of non-O&M support services cost, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other lines in the Statement of Operations.

Management believes that this calculation better reflects the Regulated Businesses segment’s O&M efficiency ratio. We evaluate our operating performance using this measure, as it is the primary measure of the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures or deemed more useful than the GAAP information provided elsewhere in this report. The following table provides a reconciliation between operation and maintenance expense and operating revenues, as determined in accordance with GAAP, and to those amounts utilized in the calculation of our O&M efficiency ratio for the years ended December 31, 2014, 2013 and 2012:

Regulated O&M Efficiency Ratio (a Non-GAAP Measure)

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Total O&M expense	$1,349,864	$1,289,081	$1,329,500
Less:
O&M expense—Market-Based Operations	289,395	240,610	256,269
O&M expense—Other	(51,038)	(56,973)	(56,755)
Total Regulated O&M expense	1,111,507	1,105,444	1,129,986
Less:
Regulated purchased water expense	121,301	111,119	110,173
Allocation of internal O&M costs	38,985	34,635	35,067
Impact of West Virginia Freedom Industries chemical spill	10,438	—	—
Estimated impact of weather (mid-point of range)	(1,762)	(1,687)	4,700
Adjusted Regulated O&M expense (a)	$942,545	$961,377	$980,046

Total Operating Revenues	$3,011,328	$2,878,936	$2,853,926
Less:
Operating revenues—Market-Based Operations	354,679	302,541	307,366
Operating revenues—Other	(17,680)	(17,523)	(17,874)
Total Regulated operating revenues	2,674,329	2,593,918	2,564,434
Less:
Regulated purchased water expense*	121,301	111,119	110,173
Plus:
Impact of West Virginia Freedom Industries chemical spill	1,012	—	—
Estimated impact of weather (mid-point of range)	16,785	15,625	(47,400)
Adjusted Regulated operating revenues (b)	$2,570,825	$2,498,424	$2,406,861

Regulated O&M efficiency ratio (a)/(b)	36.7%	38.5%	40.7%
*	Note calculation assumes purchased water revenues approximate purchased water expenses.

Addressing Regulatory Lag

In 2014, additional annualized revenues from general rate cases amounting to $43.7 million, including step increases totaling $5.7 million, became effective. Also, in 2014, we were granted $34.6 million in additional annualized revenues, assuming constant sales volume, from infrastructure charges in several of our states.

On November 21, 2014, we reached a stipulation and settlement agreement related to our rate case with the Indiana Office of the Utility Consumers Counselor. This agreement was submitted to the Indiana Utility Regulatory Commission for consideration. On January 28, 2015, the PUC issued their order which provides additional annualized revenues totaling $5.1 million effective as of January 29, 2015.

On February 19, 2014, the Company, the Office of Ratepayer Advocate and other intervenors submitted an amended settlement of $24.0 million that includes a test year 2015 revenue requirement increase of $12.7 million from the July 2013 filing date. The settlement also provides for escalation and attrition adjustments in 2016 and 2017 of $5.0 million and $6.3 million, respectively. The agreement is pending regulatory approval and is subject to change.

On October 29, 2014, our Tennessee subsidiary filed for additional annualized revenues from infrastructure charges in the amount of $2.4 million, as adjusted.

In the fourth quarter of 2014, we filed two general rate cases. On November 14, 2014, our Kentucky subsidiary filed a general wastewater rate case requesting an additional $0.1 million in annualized revenues. On December 19, 2014, our Maryland subsidiary filed a general rate case requesting an additional $0.8 million in annualized revenues.

On January 9, 2015, our New Jersey subsidiary filed a general rate case requesting additional annualized revenues of $66.2 million. Additionally, annualized revenues of $9.4 million and $6.4 million resulting in infrastructure charges in our New Jersey and Illinois subsidiaries, respectively, became effective in 2015.

In total, as of February 20, 2015, we are awaiting final orders in four states requesting additional annualized revenues of approximately $91.1 million, for general rate cases, and the $2.4 million in additional annualized revenues in Tennessee for infrastructure charges.

Other matters

West Virginia Event

On January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked 4-methylcyclohexane methanol, or MCHM, and PPH/DiPHH, a mix of polyglycol ethers, into the Elk River near the WVAWC treatment plant in Charleston, West Virginia. As a result of this event, income after income taxes for the twelve months ended December 31, 2014 was reduced by $7.0 million or $0.04 per share. See Part I, Item 3, “Legal Proceedings” in this report for information regarding litigation and an investigation by the Public Service Commission of West Virginia relating to the Freedom Industries chemical spill. The Company and WVAWC believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries chemical spill, and the Company, WVAWC and other Company affiliates have valid, meritorious defenses to the lawsuits. Nevertheless, an adverse outcome in one or more of the lawsuits could have a material adverse effect on our financial condition, results of operations, cash flows, liquidity and reputation. Moreover, WVAWC and the Company are unable to predict the outcome of the ongoing government investigations or any legislative initiatives that might affect water utility operations.

2015 and Beyond

Our future results are anchored on five central themes with customers at the center of all we do. These five central themes are:

Customers

•

Our focus continues to concentrate on our customers by achieving customer satisfaction and service quality targets. In addition, we will continue to balance our infrastructure investment needs with the affordability impact on customer bills.

Safety

•	Our focus continues on driving safety in everything that we do. Our safety focus includes safety of employees, customers and the public. We have made safety a core value of our company.

People

•

Our focus on employees and our culture is paramount to our success going forward. We intend to focus on ensuring we have strong relationships with our union represented employees, effective training and development and diversity of our workforce.

Growth

•	We expect to invest $6 billion over the next five years, with $1.2 billion in 2015, as follows:
▪	Capital investment to improve infrastructure in our Regulated Businesses of $5.2 billion, with $1.1 billion expected in 2015.
▪	Growth from acquisitions in our Regulated Businesses to expand our water and wastewater customer base of $540 million.
▪

Growth in our Market-Based businesses from new core growth, expanded markets and new offerings, and evaluate potential opportunities to assist the shale industry in the delivery of water to support their processes. We have estimated strategic capital of $230 million.

Technology & Operational Efficiency

•

Continued commitment to operational efficiency, technology innovation and environmental stewardship. We intend to continue to modernize our infrastructure and focus on operational efficiencies, while bolstering a culture of continuous improvement. We have set a goal to achieve an O&M efficiency ratio equal to or below 34% by 2020. In regards to environmental sustainability, we are committed to maximizing our protection of the environment, reducing our carbon and waste footprints and water lost through leakage.

We are committed to operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces value for our shareholders. We are committed to an ongoing strategy that leverages processes and technology innovation to make ourselves more effective and efficient.

Consolidated Results of Operations

The following table sets forth our consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Operating revenues	$3,011,328	$2,878,936	$2,853,926
Operating expenses
Operation and maintenance	1,349,864	1,289,081	1,329,500
Depreciation and amortization	424,084	406,717	380,402
General taxes	236,732	234,198	220,758
(Gain) loss on asset dispositions and purchases	(1,928)	624	(838)
Total operating expenses, net	2,008,752	1,930,620	1,929,822
Operating income	1,002,576	948,316	924,104
Other income (expenses)
Interest, net	(297,818)	(308,164)	(310,794)
Loss on extinguishment of debt	—	(40,583)	—
Allowance for other funds used during construction	9,440	12,639	15,592
Allowance for borrowed funds used during construction	5,838	6,377	7,771
Amortization of debt expense	(7,026)	(6,603)	(5,358)
Other, net	(3,196)	(4,045)	(926)
Total other income (expenses)	(292,762)	(340,379)	(293,715)
Income from continuing operations before income taxes	709,814	607,937	630,389
Provision for income taxes	279,973	237,093	256,787
Income from continuing operations	429,841	370,844	373,602
Loss from discontinued operations, net of tax	(6,733)	(1,580)	(15,532)
Net income	$423,108	$369,264	$358,070

Other comprehensive income (loss), net of tax:
Change in employee benefit plan funded status, net of tax of $(29,487), $46,974 and $(16,894), respectively	$(46,119)	$73,472	$(26,425)
Pension amortized to periodic benefit cost:
Prior service cost, net of tax of $106, $111 and $113, respectively	166	174	176
Actuarial (gain) loss, net of tax of $(19), $5,697 and $4,668, respectively	(31)	8,911	7,301
Foreign currency translation adjustment	(458)	(1,001)	434
Unrealized loss on cash flow hedge, net of tax of $(428)	(791)	—	—
Other comprehensive income (loss)	(47,233)	81,556	(18,514)
Comprehensive income	$375,875	$450,820	$339,556

Basic earnings per share: (a)
Income from continuing operations	$2.40	$2.08	$2.12
Loss from discontinued operations, net of tax	$(0.04)	$(0.01)	$(0.09)
Net income	$2.36	$2.08	$2.03
Diluted earnings per share: (a)
Income from continuing operations	$2.39	$2.07	$2.10
Loss from discontinued operations, net of tax	$(0.04)	$(0.01)	$(0.09)
Net income	$2.35	$2.06	$2.01
Average common shares outstanding during the period
Basic	178,888	177,814	176,445
Diluted	179,806	179,056	177,671
Dividends declared per common share	$1.24	$1.12	$0.98

(a)	Amounts may not sum due to rounding.

Comparison of consolidated Results of Operations for the Years Ended December 31, 2014 and 2013

Operating revenues. Consolidated operating revenues for the year ended December 31, 2014 increased $132.4 million, or 4.6%, compared to the same period in 2013. This increase is the result of higher revenues in our Regulated Businesses of $80.4 million, which was mainly attributable to rate increases, incremental revenues from surcharges and balancing accounts and acquisitions partially offset by reduced consumption in 2014. Also contributing to the higher revenue was a $52.1 million increase in our Market-Based Operations segment. The primary drivers were incremental revenue from contract growth in HOS, and for our military contracts, price redeterminations and increased construction project activity with the largest increase due to the Fort Polk wastewater treatment plant project awarded in late 2013. For further information see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated operation and maintenance expense for the year ended December 31, 2014 increased $60.8 million, or 4.7%, compared to 2013. The increase is primarily due to an increase in our Market-Based Operations segment of $48.8 million principally as a result of incremental costs related to the increased activity under our military contracts, corresponding with the increased revenue. Also, our Regulated Businesses’ costs increased by $6.1 million principally due to increased production costs, uncollectible expense, maintenance expenses and costs associated with the Freedom Industries chemical spill in West Virginia partially offset by lower employee-related costs. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $17.4 million, or 4.3%, for the year ended December 31, 2014 compared to the same period in the prior year as a result of additional utility plant placed in service, including our Customer Information and Enterprise Asset Management systems that were placed into service during the second and fourth quarters of 2013.

Other income (expenses). Other expenses decreased by $47.6 million, or 14.0%, for the year ended December 31, 2014 compared to the same period in the prior year. This decrease is principally attributable to the recognition of a pre-tax loss on debt extinguishment in 2013 of $40.6 million in connection with the cash tender offer for our 6.085% Senior Notes due 2017. Also contributing to the decrease was a reduction in interest expense resulting from interest savings as a result of our 2014 and 2013 refinancings, offset by a reduction in allowance for funds used during construction (“AFUDC”) which is mainly attributable to our Customer Information and Enterprise Asset Management systems being placed into service in the second and fourths quarters of 2013.

Provision for income taxes. Our consolidated provision for income taxes increased $42.9 million, or 18.1%, to $280.0 million for the year ended December 31, 2014. The effective tax rates for the years ended December 31, 2014 and 2013 were 39.4% and 39.0%, respectively. The rate for the year ended December 31, 2013 includes a $3.0 million tax benefit associated with a legal structure reorganization within our Market-Based Operations segment. This strategic restructuring allowed us to utilize state net operating loss carryforwards, which without the restructuring most likely would not have been utilized prior to their expiration.

Loss from discontinued operations, net of tax. As previously noted, the financial results of our Terratec line of business within our Market-Based Operations segment was classified as discontinued operations for all periods presented. The sale of Terratec was completed in the fourth quarter of 2014. The increase in the loss from discontinued operations, net of tax is primarily related to the after-tax loss recorded on the sale of $2.3 million and lower operating results in 2014 compared to 2013.

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

Operation and maintenance. Consolidated operation and maintenance expense for the year ended December 31, 2013 decreased $40.4 million, or 3.0%, compared to 2012. This change was mainly attributable to a $24.5 million decrease in our Regulated Businesses’ costs primarily related to a decrease in employee-related costs, primarily pension and group insurance expense as well as lower preventive maintenance expenses. For further information see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $26.3 million, or 6.9%, for the year ended December 31, 2013 compared to the same period in the prior year as a result of additional utility plant placed in service including our business transformation project, which accounted for $10.8 million of the incremental expense in 2013.

General taxes. General taxes expense, which includes taxes for property, payroll, gross receipts and other miscellaneous items, increased by $13.4 million, or 6.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was principally due to incremental taxes in the first half of 2013 associated with the properties acquired in our New York acquisition in the second quarter of 2012. Also, 2012 property taxes were lower due to the recognition of credit adjustments in Indiana and Missouri which reduced property tax expense in the third quarter of 2012. Lastly, gross receipts taxes were higher in our New Jersey subsidiary by $3.5 million.

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

Provision for income taxes. Our consolidated provision for income taxes decreased $19.7 million, or 7.7%, to $237.1 million for the year ended December 31, 2013. The effective tax rates for the years ended December 31, 2013 and 2012 were 39.0% and 40.7%, respectively. The rate for the year ended December 31, 2013 includes a $3.0 million tax benefit associated with a legal structure reorganization within our Market-Based Operations segment. This strategic restructuring allowed us to utilize state net operating loss carryforwards, which without the restructuring most likely would not have been utilized prior to their expiration.

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

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Operating revenues	$2,674,329	$2,593,918	$2,564,434
Operation and maintenance expense	1,111,507	1,105,444	1,129,986
Operating expenses, net	1,725,651	1,700,052	1,685,734
Income from continuing operations before income taxes	707,449	654,834	649,117

Operating Revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business is subject to state regulation and our results of operations can be impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate. The table below details additional annualized revenues awarded, including step increases and assuming a constant volume, resulting from rate authorizations granted in 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
State
General Rate Cases:
Pennsylvania (1)	$—	$26.0	$—
New Jersey	—	—	30.0
Kentucky (2)	—	6.9	—
Missouri	—	—	24.0
Illinois	—	—	17.9
Indiana	—		1.9
California (3)	1.9	3.5	32.9
West Virginia (4)	—	8.5	—
Virginia(5)	—	—	2.6
Tennessee	—	—	5.2
Iowa(6)	3.8	—	2.8
New York(7)	—	—	5.6
Other	—	0.1	0.2
Total—General Rate Cases	$5.7	$45.0	$123.1

(1)	On December 19, 2013, a rate case settlement was approved with an effective date of January 1, 2014. This rate increase combined, in part, wastewater and water rates.
(2)	Final order was received on October 25, 2013. The increase approximated the interim rates, net of the reserve that had been recorded since July 27, 2013.
(3)	Second and final step increases from the 2012 rate case became effective on April 1, 2013 and April 1, 2014, respectively.
(4)	Final order issued on September 26, 2013 by the West Virginia Public Service Commission. New rates were put into effect October 11, 2013.
(5)

The new rates provided additional annualized revenues of $2.3 million in 2012 and $4.3 million in 2011 for jurisdictional customers, and $0.3 million in 2013 and $0.5 million in 2011 for non-jurisdictional customers, which are not subject to commission approval.

(6)	Effective date of new rates was April 18, 2014. The increase included approximately $2.7 million of interim rates that were effective May 10, 2013.
(7)	Amount includes a $3.0 million increase effective April 1, 2012, with the remainder of $1.4 million and $1.2 million becoming effective April 1, 2013 and April 1, 2014, respectively.

The effective dates for the more significant increases granted in 2012 were January 1, 2012, April 1, 2012, May 1, 2012 and October 1, 2012 for our California, Missouri, New Jersey, and Illinois subsidiaries, respectively.

As previously noted, an increasing number of states are permitting rates to be adjusted outside of a general rate case for certain costs, such as mechanisms that permit a return on capital investments to replace aging infrastructure. The following table details additional annualized revenues authorized through infrastructure surcharge mechanisms which were granted in 2014, 2013 and 2012. As these surcharges are typically rolled into the new base rates and therefore are reset to zero when new base rates are effective, certain of these charges may also be reflected in the total general rate case amounts awarded in the table above if the order date was following the infrastructure surcharge filing date:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Infrastructure Charges:
Pennsylvania (1)	$—	$19.8	$10.5
New Jersey (2)	17.5	4.0	—
Missouri (3)	12.7	7.9	4.2
Indiana (4)	—	3.9	3.7
Illinois (5)	2.1	0.5	—
New York (6)	1.8	—	—
Other	0.5	—	—
Total—Infrastructure Charges	$34.6	$36.1	$18.4

(1)

Quarterly filings made with PUC. $6.7 million, $3.7 million, $2.9 million and $6.5 million effective October 1, 2013, July 1, 2013, April 1, 2013 and January 1, 2013, respectively. No infrastructure charges in 2014 as a result of general rate case effective January 1, 2014 utilized forecasted test year and therefore qualifying infrastructure improvements already reflected in rates.

(2)	Semi-annual filings made with the PUC. $7.4 million, $10.1 million and $4.0 million effective July 1, 2014, January 1, 2014 and July 1, 2013, respectively.
(3)	For 2014, $9.0 million and $3.7 million effective December 31, 2014 and May 30, 2014, respectively. For 2013, $5.4 million effective June 21, 2013 and $2.5 million effective December 14, 2013.
(4)	Effective December 18, 2013.
(5)	$2.1 million effective January 1, 2014 and $0.5 million effective October 1, 2013.
(6)	$0.9 million effective January 1, 2014, $0.7 million effective March 3, 2014 and $0.2 million effective April 1, 2014.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

Operating revenues increased by $80.4 million, or 3.1%, for the year ended December 31, 2014 compared to the same period in 2013. The increase in revenues is principally due to incremental revenues of approximately $80.0 million attributable to rate increases, including infrastructure mechanisms, obtained through rate authorizations for a number of our operating companies. Additionally, revenues increased by $10.9 million due to an increase in surcharges and balancing accounts and by approximately $12.6 million attributable to acquisitions. The most significant contributor to the increase in revenues from acquisitions was Dale Service Corporation (“Dale”), which was acquired by our Virginia Subsidiary in the fourth quarter of 2013.  Partially offsetting these increases was a decrease in revenues of approximately $27.0 million as a result of lower demand.

The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the Years Ended December 31,
	2014	2013	Increase (Decrease)	Percentage	2014	2013	Increase (Decrease)	Percentage
	Operating Revenues (Dollars in thousands)				Billed Water Sales Volume (Gallons in millions)
Customer Class
Water service
Residential	$1,515,049	$1,465,174	$49,875	3.4%	176,975	180,976	(4,001)	(2.2%)
Commercial	550,124	520,875	29,249	5.6%	81,564	80,392	1,172	1.5%
Industrial	131,834	118,939	12,895	10.8%	39,833	37,107	2,726	7.3%
Public and other	333,048	312,369	20,679	6.6%	52,710	51,009	1,701	3.3%
Other water revenues	26,377	17,546	8,831	50.3%	—	—	—	—
Billed water services	2,556,432	2,434,903	121,529	5.0%	351,082	349,484	1,598	0.5%
Unbilled water services	(25,419)	30,142	(55,561)	(184.3%)
Total water revenues	2,531,013	2,465,045	65,968	2.7%
Wastewater revenues	93,067	82,831	10,236	12.4%
Other revenues	50,250	46,043	4,207	9.1%
	$2,674,330	$2,593,919	$80,411	3.1%

Water Services—Consistent with the above discussion, water service operating revenues for the year ended December 31, 2014 totaled $2,531.0 million, a $66.0 million increase, or 2.7%, over the same period of 2013. As described above, the increases are primarily due to rate increases, infrastructure surcharges, amortization of balancing accounts and recent acquisitions. Also, it should be noted that the mix between billed revenues and unbilled revenues has changed. This is principally the result of the implementation of our Customer Information System (“CIS”) as part of Phase II of our business transformation project. At December 31, 2013, unbilled revenues were significantly higher than historical levels due to billing delays in certain accounts. During the first quarter of 2014, we addressed a majority of these delayed billings. Therefore, as a result, the unbilled water revenues decreased by $55.6 million with corresponding increases in billed revenues.

Wastewater services—Our subsidiaries provide wastewater services in 11 states. Revenues from these services increased $10.2 million, or 12.4%, compared to the year ended December 31, 2013. The increase was primarily attributable to incremental revenues resulting from acquisitions, most notably the Dale acquisition in the fourth quarter of 2013.

Other revenues—Other revenues, which includes such items as reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and similar items, increased $4.2 million, or 9.1%, compared to the year ended December 31, 2013. The increase in revenues for the year ended December 31, 2014, as compared to the same period in the prior year, was mainly due to $2.4 million in insurance proceeds for business interruption as a result of Hurricane Sandy in addition to an increase in late payment fees.

Operation and maintenance expense. Operation and maintenance expense increased $6.1 million, or 0.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. Operation and maintenance expense for 2014 and 2013, by major expense category, was as follows:

	For the Years Ended December 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$289,168	$271,181	$17,987	6.6%
Employee-related costs	429,878	455,690	(25,812)	(5.7%)
Operating supplies and services	216,154	215,702	452	0.2%
Maintenance materials and supplies	68,027	65,853	2,174	3.3%
Customer billing and accounting	61,459	52,625	8,834	16.8%
Other	46,821	44,393	2,428	5.5%
Total	$1,111,507	$1,105,444	$6,063	0.5%

Production costs including fuel and power, purchased water, chemicals and waste disposal costs increased by $18.0 million, or 6.6%, for 2014 compared to 2013. Production costs by major expense type were as follows:

	For the Years Ended December 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased water	$121,301	$111,119	$10,182	9.2%
Fuel and power	92,011	86,337	5,674	6.6%
Chemicals	45,930	47,901	(1,971)	(4.1%)
Waste disposal	29,926	25,824	4,102	15.9%
Total	$289,168	$271,181	$17,987	6.6%

Overall production costs increased for the year ended December 31, 2014 compared to the prior year as a result of increases in purchased water, fuel and power costs and waste disposal. Partially offsetting these increases was a decrease in chemicals due to a $1.8 million reversal of chemical expense resulting from a favorable litigation settlement. The purchased water increases principally reflect increased prices in our California subsidiary and, to a lesser extent, price increases in our Illinois subsidiary. Fuel and power costs increased due to higher supplier prices in several of our operating facilities as well as incremental costs as a result of the Dale acquisition in the fourth quarter of 2013. The increase in waste disposal costs was principally due to an increase in the amount allowed by a cost recovery mechanism in one of our operating companies and the Dale acquisition. Also contributing to the  increase was incremental costs associated with the Freedom Industries chemical spill in West Virginia.

Employee-related costs including salaries and wages, group insurance, and pension expense decreased $25.8 million, or 5.7%, for 2014 compared to 2013. These employee-related costs represented 38.7% and 41.2% of operation and maintenance expense for 2014 and 2013, respectively, and include the categories shown in the following table:

	For the Years Ended December 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Salaries and wages	$328,329	$323,022	$5,307	1.6%
Pensions	26,805	48,374	(21,569)	(44.6%)
Group insurance	55,196	65,872	(10,676)	(16.2%)
Other benefits	19,548	18,422	1,126	6.1%
Total	$429,878	$455,690	$(25,812)	(5.7%)

The overall decrease in employee-related costs for the year ended December 31, 2014, compared to 2013, was primarily due to a reduction in pension costs and postretirement benefit costs (which is included in group insurance expenses). These decreases are principally due to the change in assumptions used for the discount rate, which in turn resulted in decreased contributions. The decrease in contributions occurred at those regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Partially offsetting these decreases was an increase in salaries and wages expense as a result of annual wage increases and increased overtime expense attributable to an increased number of main breaks as a result of the harsh winter weather conditions and increases in severance expense as a result of the restructuring of certain functions, offset by a reduction in incentive compensation due to a lower than expected payout for the 2013 incentive period as well as higher capitalization rates as a result of increased capital projects.

Operating supplies and services include expenses for office operation, legal and other professional services, including transportation expenses, information systems rental charges and other office equipment rental charges. Overall, these costs remained relatively unchanged with an increase of $0.5 million, or 0.2%, for the year ended December 31, 2014 compared to the same period in 2013.

	For the Years Ended December 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Contracted services	$88,466	$93,744	$(5,278)	(5.6%)
Office supplies and services	45,224	45,272	(48)	(0.1%)
Transportation	19,749	20,620	(871)	(4.2%)
Rents	15,339	15,830	(491)	(3.1%)
Other	47,376	40,236	7,140	17.7%
Total	$216,154	$215,702	$452	0.2%

The increase in other operating supplies and services was primarily offset by a decrease in contracted services. Other operating supplies and services increased as a result of a $2.2 million increase in customer education and communication in California related to community relations and Measure “0” and an $0.8 million increase in conservation expense as well as the inclusion in 2013 of $1.6 million of insurance proceeds for the recovery of expenses related to Hurricanes Irene and Sandy and an increase in legal expenses. The decrease in contracted services is primarily the result of the completion of our business transformation project, consisting of the roll-out of our Enterprise Asset Management system and CIS, which required the use of additional contracted services in 2013. These decreases were partially offset by increases resulting from the Freedom Industries chemical spill in West Virginia.

Maintenance materials and supplies, which include preventive maintenance and emergency repair costs, increased $2.2 million, or 3.3%, for 2014 compared to 2013.

	For the Years Ended December 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Maintenance materials and supplies	$68,027	$65,853	$2,174	3.3%

The increase for the year ended December 31, 2014, compared to the same period in 2013, is primarily due to increases in paving, backfilling and other repair costs, most of which are from the higher than normal main breaks in the first quarter of 2014 due to the abnormally harsh winter weather conditions experienced throughout our operating areas.

Customer billing and accounting expenses increased by $8.8 million, or 16.8%, for 2014 compared to 2013.

	For the Years Ended December 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Uncollectible accounts expense	$35,027	$26,443	$8,584	32.5%
Postage	13,793	12,757	1,036	8.1%
Other	12,639	13,425	(786)	(5.9%)
Total	$61,459	$52,625	$8,834	16.8%

The increase for 2014 is primarily due to incremental uncollectible expense associated with an increase in customer accounts receivable attributable to the overall aging of receivables as well as rate increases. We believe the change in our aging of receivables in 2014 is the result of temporary changes we made in our collection process in connection with the implementation of our new CIS in 2013, including Phase II which occurred in the fourth quarter of 2013.

Other operation and maintenance expense includes casualty and liability insurance premiums and regulatory costs. These costs increased by $2.4 million, or 5.5%, for 2014 compared to 2013.

	For the Years Ended December 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Insurance	$41,067	$35,406	$5,661	16.0%
Regulatory expenses	5,754	8,987	(3,233)	(36.0%)
Total	$46,821	$44,393	$2,428	5.5%

The increase for the year ended December 31, 2014, compared to the year ended December 31, 2013, is primarily due to an increase in our expected premiums, principally due to incremental claims associated with the Freedom Industries chemical spill in West Virginia, net of favorable forecasted experience for existing claims. These premiums are based upon current facts and circumstances with respect to outstanding claims and are subject to change as the claims mature. The increase in insurance costs is partially offset by lower regulatory expenses in one of our operating subsidiaries compared to the same period in the prior year.

Operating expenses. The increase in operating expenses for the year ended December 31, 2014 is principally due to the higher operation and maintenance expenses explained above and higher depreciation and amortization expense of $18.2 million. The increase in depreciation and amortization is primarily due to additional utility plant placed in service, including CIS and our Enterprise Asset Management system.

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

The following table sets forth the amounts and percentages of Regulated Businesses’ revenues and billed water sales volume by customer class:

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage	2013	2012	Increase (Decrease)	Percentage
	Operating Revenues (Dollars in thousands)				Billed Water Sales Volume (Gallons in millions)
Customer Class
Water service
Residential	$1,465,174	$1,465,803	$(629)	(0.0%)	180,976	188,927	(7,951)	(4.2%)
Commercial	520,875	518,253	2,622	0.5%	80,392	84,226	(3,834)	(4.6%)
Industrial	118,939	121,902	(2,963)	(2.4%)	37,107	39,429	(2,322)	(5.9%)
Public and other	312,369	321,593	(9,224)	(2.9%)	51,009	54,202	(3,193)	(5.9%)
Other water revenues	17,546	16,992	554	3.3%	—	—	—	—
Billed water services	2,434,903	2,444,543	(9,640)	(0.4%)	349,484	366,784	(17,300)	(4.7%)
Unbilled water services	30,142	4,484	25,658	572.2%
Total water revenues	2,465,045	2,449,027	16,018	0.7%
Wastewater revenues	82,831	78,168	4,663	6.0%
Other revenues	46,043	42,547	3,496	8.2%
	$2,593,919	$2,569,742	$24,177	0.9%
Water Services—Consistent with the above discussion, water service operating revenues for the year ended December 31, 2013 totaled $2,465.0 million, a $21.3 million increase, or 0.9%, over the same period of 2012. However, the mix between billed revenues/billed volumes to unbilled revenues/unbilled volumes changed significantly principally as a result of our CIS implementation. Unbilled revenue increased $25.7 million compared to the same period in the prior year mainly as a result of delayed invoicing to customers. With the implementation, we made a decision to increase the level of scrutiny and verification around bills being generated by the new system, in particular larger and/or more complex bills. As such bills that exceed certain tolerance levels are being held until verification can be performed. As such, the timing of issuance of bills has caused a decrease in billed volumes in 2013 when compared to 2012, with a corresponding increase in unbilled usage. For our residential and commercial customers, we believe that the majority of the decline in billed volumes was attributable to the weather abnormalities between 2012 and 2013 as well as the implementation of our new CIS system by our regulated subsidiaries. For the remaining customer classes, we believe the decline in billed volumes was mainly due to the delay in invoicing the customer as a result of our CIS implementation.

Wastewater services—Our subsidiaries provide wastewater services in ten states. Revenues from these services increased by $4.7 million, or 6.0%, to $82.8 million for the year ended December 31, 2013, from the same period of 2012. The increase was primarily attributable to rate increases in our Pennsylvania subsidiary as well as the Dale acquisition in November, 2013.

Other revenues—Other revenues, which includes such items as reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and similar items, increased $3.5 million, or 8.2%, compared to the year ended December 31, 2012. The increase in revenues for the year ended December 31, 2013, as compared to the same period in the prior year, was mainly due to the additional surcharge revenues offset by decreases in revenues related to billings for others, reconnection and late fees.

Operation and maintenance. Operation and maintenance expense decreased $24.5 million, or 2.2%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. Operation and maintenance expense for 2013 and 2012, by major expense category, was as follows:

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

Overall, production costs decreased for the year ended December 31, 2013 compared to the prior year as a result of reductions in chemical and fuel and power costs resulting from decreased usage mainly attributable to lower consumption in most of our states.

Employee-related costs including salaries and wages, group insurance, and pension expense decreased $16.4 million, or 3.5%, for 2013 compared to 2012. These employee-related costs represented 41.2% and 41.8% of operation and maintenance expense for 2013 and 2012, respectively, and include the categories shown in the following table:

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

The overall increase in operating supplies and services was primarily due to increased contracted services and higher other operating supplies and services. These increases were mainly due to incremental costs attributable to the continued maturity of our Enterprise Resource Planning system in conjunction with the implementation of Phase I and Phase II of our business transformation project. Additionally, contracted services increased due to the use of contractors for other specific projects. Other increases in the other operating supplies and services costs are related to a $1.3 million increase in condemnation costs and a $1.2 million increase in conservation expense as well as the inclusion in 2012 of a $1.0 million reduction in anticipated insurance recovery of expenses incurred as a result of Hurricane Sandy and a $2.1 million credit adjustment resulting from the finalization of rate decisions in California and are offset by $1.6 million of insurance proceeds related to recovery of expenses related to Hurricanes Irene and Sandy received in 2013. The decrease in office supplies and services is due to cost containment efforts primarily related to employee travel. Transportation costs decreased due to the reduction of leased vehicles.

Maintenance materials and services, which includes emergency repair as well as costs for preventive maintenance, decreased $15.2 million, or 18.8%, for 2013 compared to 2012.

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Maintenance materials and supplies	$65,853	$81,062	$(15,209)	(18.8%)

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

Market-Based Operations Segment

The following table provides certain financial information for our Market-Based Operations segment for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Operating revenues	$354,679	$302,541	$307,366
Operation and maintenance expense	289,395	240,610	256,268
Operating expenses, net	299,549	252,302	266,005
Income from continuing operations before income taxes	57,539	53,104	44,948

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

Operating revenues. The increase in revenues for the year ended December 31, 2014, compared to the same period in 2013, is primarily attributable to incremental Military Service Group revenues of $39.4 million mainly from an increase in construction project activities for our military contracts and an increase in our Homeowners Services Group (“HOS”) revenues of approximately $16.2 million principally the result of contract growth, mainly though our New York City contracts, as well as expansion into other geographic areas and price increases for certain existing customers. Partially offsetting these increases was a reduction of our Contract Operations Group (ConOp) revenues attributable to the termination of certain municipal and industrial operations and maintenance contracts. Additionally, included in the 2013 Military Service Group revenues was $5.4 million in retroactive price redeterminations for several of our military contracts.

Operation and Maintenance. Operation and maintenance expense increased $48.8 million, or 20.3%, for the year ended December 31, 2014, compared to the year ended December 31, 2013.

The following table provides information regarding categories of operation and maintenance expense for the periods indicated:

	For the Years Ended December 31,
	2014	2013	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$34,691	$36,753	$(2,062)	(5.6%)
Employee-related costs	62,201	60,392	1,809	3.0%
Operating supplies and services	138,531	97,887	40,644	41.5%
Maintenance materials and supplies	47,324	41,107	6,217	15.1%
Other	6,648	4,471	2,177	48.7%
Total	$289,395	$240,610	$48,785	20.3%

As noted in the table above, the primary factor contributing to the overall increase was an increase in operating supplies and services. This increase is mainly attributable to the increase in construction project activities under our military contracts and corresponds with the incremental revenues. Another factor contributing to this increase was the inclusion in 2013 of the release of $3.8 million in loss contract reserves due to the resolution of certain outstanding issues and uncertainties. Maintenance materials and supplies increased primarily due to higher HOS repair costs, which is attributable to the increase in the number of contracts.

Operating expense. The increase in operating expenses for the year ended December 31, 2014 is primarily driven by the increase in operation and maintenance expense explained above.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

Operating revenues. Revenues decreased $4.8 million for the year ended December 31, 2013, compared to the same period in 2012, primarily due to lower revenues of $14.4 million resulting from the termination of certain municipal and industrial operations and maintenance contracts, most of which occurred in 2012. Additionally, revenues from construction project activities associated with military construction contracts decreased $8.4 million, due to lower levels of work as compared to the prior year. These decreases were offset by a net increase of $4.0 million from price redeterminations for several of our military contracts as well as an increase of $16.6 million in our HOS revenues associated with contract growth, most notably in New York City.

Operation and maintenance. Operation and maintenance expense decreased $15.7 million, or 6.1%, for the year ended December 31, 2013, compared to the year ended December 31, 2012.

The following table provides information regarding categories of operation and maintenance expense for the periods indicated:

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$36,753	$42,153	$(5,400)	(12.8%)
Employee-related costs	60,392	64,711	(4,319)	(6.7%)
Operating supplies and services	97,887	105,082	(7,195)	(6.8%)
Maintenance materials and supplies	41,107	36,135	4,972	13.8%
Other	4,471	8,188	(3,717)	(45.4%)
Total	$240,610	$256,269	$(15,659)	(6.1%)

As noted in the table above, decreases in operating supplies and services, production costs and employee-related costs were partially offset by an increase in maintenance materials and supplies. The decrease in production costs and employee-related costs is mostly due to the termination of certain municipal and industrial operations and maintenance contracts. The decrease in operating supplies and services is attributable to the release of $3.8 million in loss contract reserves due to the resolution of certain outstanding issues and uncertainties. Additionally, 2013 was impacted by decreased construction project activity for our military contracts and is partially offset by increased HOS contracted services expense as well as higher printing and postage costs associated with expanding into new markets, including New York City. The increase in maintenance materials and supplies is primarily due to higher HOS repair costs, which is attributable to new contracts, an increase in the number of claims, as well as the average cost per claim and is partially offset by the terminated municipal and industrial operations and maintenance contracts. The decrease in the other category is mainly due to decreases in uncollectible accounts expense of $3.5 million, which is due to 2012 including incremental amounts related to terminated contracts in addition to improved collection experience in 2013 for certain other municipal and industrial operations and maintenance contracts.

Operating expense. The decrease in operating expenses for the year ended December 31, 2013 is primarily driven by the decrease in operation and maintenance expense, which is explained above.

Liquidity and Capital Resources

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures. Our business is very capital intensive and requires significant capital resources. A majority of these capital resources are provided by internally generated cash flows from operations. When necessary, we obtain additional funds from external sources in the debt and equity capital markets and through bank borrowings. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets. If these business and market conditions deteriorate to the extent that we no longer have access to the capital markets at reasonable terms, we have access to an unsecured revolving credit facility with aggregate bank commitments of $1.25 billion. We rely on this revolving credit facility and the capital markets to fulfill our short-term liquidity needs, to issue letters of credit and to support our commercial paper program. Disruptions in the credit markets may discourage lenders from extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt and equity securities in the capital markets. See “—Credit Facility and Short-Term Debt.” In order to meet our short-term liquidity needs, we, through AWCC, our financing subsidiary, issue commercial paper, which is supported by the revolving credit facility. AWCC had no outstanding borrowings and $38.0 million of outstanding letters of credit under its credit facility as of December 31, 2014. As of December 31, 2014, AWCC had $1.25 billion available under the credit facility that we could use to fulfill our short-term liquidity needs, to issue letters of credit and support our $450.0 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

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

The following table provides a summary of the major items affecting our cash flows from operating activities for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$423,108	$369,264	$358,070
Add (subtract):
Non-cash activities (1)	722,871	761,772	688,126
Changes in working capital (2)	3,503	(137,374)	38,812
Pension and postretirement healthcare contributions	(52,195)	(97,500)	(129,410)
Net cash flows provided by operations	$1,097,287	$896,162	$955,598

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

(2)

Changes in working capital include changes to receivables and unbilled revenues, taxes receivable (including income taxes), other current assets, accounts payable, taxes accrued (including income taxes), interest accrued, change in book overdraft and other current liabilities.

Our working capital needs are primarily limited to funding the increase in our customer accounts receivable and unbilled revenues which is mainly associated with the revenue increase as a result of rate increases in our Regulated Businesses. We address the timing issue through the aforementioned liquidity funding mechanisms.

The increase in cash flows from operations for the year ended December 31, 2014 compared to the same period in 2013 is principally due to the improvement in the cash collections of our Regulated Businesses’ accounts receivable, some of which were unbilled at December 31, 2013. Cash collections in 2013 for our Regulated Businesses’ accounts receivable were slower than historical payment patterns, mainly due to the implementation of our CIS system in May 2013. We believe the slowdown in collections is the result of the system implementation and therefore is temporary in nature. We implemented the CIS system in our remaining Regulated Businesses in October 2013 and we have experienced a similar slowdown in cash collections for these operating companies in 2014.

The decrease in cash flows from operations for the year ended December 31, 2013 compared to the same period in 2012 is principally due to changes in working capital, which is related to the aforementioned delays in billing and slower collections in our accounts receivable in our Regulated Businesses and the change in payables in 2013, as we were delayed in 2012 in executing payables at normal volumes due to the implementation of Phase I of our business transformation project. Partially offsetting these working capital decreases was a reduction in the pension and postretirement healthcare contributions in 2013.

The Company expects to make pension and postretirement benefit contributions to the plan trusts of $54.5 million in 2015, of which $6.1 million was already made in 2015. In addition, we estimate that contributions will amount to $55.6 million in 2016, $52.7 million in 2017, $56.7 million in 2018 and $66.3 million in 2019. Actual amounts contributed could change materially from these estimates as a result of changes in assumptions and actual investment returns.

Cash Flows from Investing Activities

Cash flows used in investing activities were as follows for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net capital expenditures	$(956,119)	$(980,252)	$(928,574)
Proceeds from sale of assets and securities	13,841	918	561,739
Acquisitions	(8,935)	(23,658)	(44,560)
Other investing activities, net (1)	(62,776)	(50,302)	29,039
Net cash flows used in investing activities	$(1,013,989)	$(1,053,294)	$(382,356)

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

Cash flows used in investing activities increased in 2014 compared to 2013 primarily due to an increase in our capital expenditures for the year ended December 31, 2014 principally as a result of incremental spending associated with the replacement of our transmission and distribution infrastructure.

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

While capital expenditures were $956.1 million, total capital investment amounted to $1.0 billion. The following table provides a summary of our historical capital expenditures related to upgrading our infrastructure and systems:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Transmission and distribution	$462,706	$435,449	$343,640
Treatment and pumping	96,535	89,278	138,072
Services, meter and fire hydrants	170,470	178,412	171,855
General structures and equipment	142,193	131,446	104,854
Business transformation project	8,379	59,746	107,049
Sources of supply	30,916	50,013	44,602
Wastewater	44,920	35,908	18,502
Total capital expenditures	$956,119	$980,252	$928,574

Capital expenditures for the year ended December 31, 2014, decreased by $24.1 million or 2.5% compared to 2013, principally due to the completion of Phase I and Phase II of our business transformation project.

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

The following provides a summary of the acquisitions and dispositions affecting our cash flows from investing activities in the years indicated:

2014:

We paid approximately $8.9 million for 13 water and wastewater systems.

We received approximately $1.9 million for the sale of assets and securities.

2013:

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

As previously noted, in 2015, we estimate that our total capital plan is $1.2 billion with approximately $1.1 billion allocated to upgrading our infrastructure and systems, including infrastructure renewal programs and construction of facilities to meet environmental requirements and new customer growth, and $0.1 billion for acquisitions and strategic investment purposes. For years in the foreseeable future beyond 2015, we estimate such investment will be between $1.1 and $1.2 billion per year.

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

Cash Flows from Financing Activities

Our financing activities, primarily focused on funding construction expenditures, include the issuance of long-term and short-term debt, primarily through AWCC. We intend to access capital markets on a regular basis, subject to market conditions. In addition, new infrastructure may be funded with customer advances and contributions for construction (net of refunds). This amounted to $26.3 million, $19.3 million and $31.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As previously noted AWCC is a wholly-owned finance subsidiary of the Company. Based on the needs of our regulated subsidiaries and the Company, AWCC borrows in the capital markets and then, through intercompany loans, provides those borrowings to the regulated subsidiaries and the Company. The regulated subsidiaries and the Company are obligated to pay their portion of the respective principal and interest to AWCC in the amount necessary to enable AWCC to meet its debt service obligations. Because the Company’s borrowings are not a source of capital for the regulated subsidiaries, the Company is not able to recover the interest charges on the Company’s debt through regulated water and wastewater rates. As of December 31, 2014, AWCC has made long-term fixed rate loans and commercial paper loans to our Regulated Businesses amounting to $3.0 billion and $319.2 million, respectively. Additionally, as of December 31, 2014, AWCC has made long-term fixed rate loans and commercial paper loans to the Company totaling $979.9 million and $130.8 million to the Company, respectively.

On May 4, 2012, we and AWCC filed a universal shelf registration statement that enabled us to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, all subject to market demand and ratings status. During 2014, 2013 and 2012, $500 million, $400 million and $300 million, respectively, of debt securities were issued pursuant to this registration statement.

The following long-term debt was issued in 2014:

Company	Type	Rate	Maturity	Amount
AWCC (1)	Senior notes—fixed rate	3.40%-4.30%	2025-2042	$500,000
Other subsidiaries (2)	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2031-2033	10,474
Total issuances				$510,474

(1)	On August 14, 2014, AWCC closed on senior fixed rate notes. Proceeds from this issuance were used to refinance commercial paper borrowings and to finance redemptions of long-term debt.
(2)

Proceeds from the above issuance were received in 2014 and have been utilized to fund certain specific projects. $10.0 million of these proceeds are held in trust pending our certification that we have incurred qualifying capital expenditures. These issuances have been presented as non-cash on the Consolidated Statements of Cash Flows. Subsequent releases of all or a lesser portion of the funds by the trust are reflected as the release of restricted funds and are included in the investing activities in the Consolidated Statements of Cash Flows.

In addition to the above issuances, we also assumed $1.7 million of debt as a result of acquisitions in 2014.

The following long-term debt was retired through optional redemption or payment at maturity during 2014:

Company	Type	Rate	Maturity	Amount
AWCC	Private activity bonds and government funded debt—fixed rate	6.00%-6.75%	2018-2032	$101,085
AWCC	Senior notes—fixed rate	6.00%	2039	59,561
Other subsidiaries (1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.25%	2014-2041	78,718
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%-9.18%	2031-2036	1,650
Other subsidiaries	Capital lease payments			28
Total retirements and redemptions				$241,042

(1)	Includes $1.0 million of non-cash redemptions resulting from the use of restricted funds.

The following long-term debt was issued in 2013:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
AWCC (1)	Senior notes—fixed rate	3.85%	2024	$400,000
AWCC (2)	Private activity bonds and government funded debt—fixed rate	2.30%-2.90%	2021-2030	8,122
Other subsidiaries (3)	Private activity bonds and government funded debt—fixed rate	1.59%-2.41%	2031-2033	2,737
Total issuances				$410,859

(1)	On November 20, 2013, AWCC closed on 3.85% senior fixed rate notes offering. Proceeds from the offering were used to refinance commercial paper borrowings.
(2)

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

(3)	Proceeds from the above issuances were received from Pennsylvania Infrastructure Investment Authority (“PennVest”) and have been used to fund certain projects.

In addition to the above issuances, we also assumed $12.7 million of debt as a result of acquisitions in 2013, of which $12.5 million is the result of our Dale Service Corporation stock acquisition in the fourth quarter of 2013.

The following long-term debt was retired through optional redemption or payment at maturity during 2013:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
AWCC (1)	Senior notes—fixed rate	5.39%-10.00%	2013-2017	$476,638
Other subsidiaries (2)	Private activity bonds and government funded debt—fixed rate	0.00% -5.50%	2013-2041	17,663
Other subsidiaries	Mortgage bonds—fixed rate	6.59%	2013	2,000
Other subsidiaries	Mandatory redeemable preferred stock	8.49%-9.18%	2031-2036	1,650
Other	Capital leases & other			359
Total retirements & redemptions				$498,310

(1)

On October 8, 2013, we announced the purchase and retirement through a tender offer of $225.8 million in aggregate outstanding principal amount of our 6.08% Senior Notes due 2017. On October 8, 2013, we paid $271.8 million to effect the tender, which, in addition to the principal, included a repurchase premium of $39.4 million and accrued interest of $6.6 million. Also, in October 2013 and related to the tender, we recorded transaction fees of $0.7 million and a write-off of $0.5 million for unamortized debt issuance costs. The redemption was originally financed through commercial paper borrowing.

(2)	Includes a $3.6 million of non-cash redemptions resulting from the use of restricted funds.

On November 1, 2013, we issued notices of redemption for $74.8 million and $75.0 million of outstanding Senior Notes with an original maturity date of 2038 and interest rates of 8.25% and 10.0%, respectively. These notes were retired on December 1, 2013.

Also on December 21, 2013, an additional $101.0 million with an interest rate of 5.39% in Senior Notes matured.

The following long-term debt was issued in 2012:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
AWCC (1)	Senior notes—fixed rate	4.30%	2042	$300,000
Other subsidiaries (2)	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2025-2041	68,746
Other subsidiaries (3)	Private activity bonds and government funded debt—fixed rate	1.00%-2.76%	2025-2041	14,730
Other subsidiaries	Mortgage bonds—fixed rate	4.29%	2022	700
Total issuances				$384,176

(1)	The net proceeds from this issuance were used to finance certain redemptions of long-term debt and to fund the repayment of short-term debt.
(2)

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

(3)	Proceeds from these issuances were received from the Pennsylvania Infrastructure Investment Authority and have been used to fund specified projects.

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

The following long-term debt was retired through optional redemption or payment at maturity during 2012:

Company	Type	Interest Rate	Maturity	Amount (In thousands)
AWCC	Senior notes—fixed rate	8.25%	2038	$10
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-9.60%	2012-2041	447,325
Other subsidiaries	Mortgage bonds—fixed rate	6.85%-7.95%	2012	24,200
Other subsidiaries	Mandatory redeemable preferred stock	4.60%-9.18%	2013-2036	1,549
Other	Capital leases & other			419
Total retirements & redemptions				$473,503

Included in the long-term debt redemptions/retirements is $4.2 million related to our previously held Ohio subsidiary, which was classified in discontinued operations prior to its divestiture.

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheets.

In February 2015, our Board of Directors authorized a common stock repurchase program for the specific purpose of providing a vehicle to minimize share dilution that occurs through its dividend reinvestment, employee stock purchase and executive compensation programs. This program will allow the Company to purchase up to 10 million shares of its outstanding common stock over an unrestricted period of time to manage dilution. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions. The program will be conducted in accordance with Rule 10b-18 of the Exchange Act, as amended, and to facilitate the purchases, the Company has also entered into with a broker a Rule 10b5-1 share repurchase plan. By having the Program administered through a Rule 10b5-1 plan, the Company will be able to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Subject to applicable regulations, the Company may elect to amend or cancel the Program or the Rule 10b5-1 parameters at its discretion.

Credit Facility and Short-Term Debt

The short-term debt balance, consisting of commercial paper, net of discount, amounted to $450.0 million and $630.3 million at December 31, 2014 and 2013, respectively.

AWCC has entered into an unsecured revolving credit facility with $1.25 billion in aggregate total commitments from a diversified group of 14 banks with $70.0 million maturing on October 2017 and the remainder, $1.18 billion, maturing on October 2018. Interest rates on advances under the facility are based on a credit spread to the Eurodollar rate or base rate with the credit spread of 1.00% through June 2012 and then based on the higher of AWCC’s Moody’s Investors Service, which we refer to as Moody’s, or Standard & Poor’s Ratings Services ratings, which we refer to as S&P, credit rating. At current ratings that spread would be 1.00%. The facility will be principally used to support AWCC’s commercial paper program and to provide up to $150.0 million in letters of credit.

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

The following table provides information as of December 31, 2014 and 2013, regarding the respective credit facility in effect at the time, letters of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities:

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
December 31, 2014	$1,250,000	$1,212,104	$150,000	$112,104	$449,959	$—
December 31, 2013	$1,250,000	$1,208,215	$150,000	$108,215	$630,307	$—

AWCC had no outstanding borrowings under the credit facility and $36.5 million of outstanding letters of credit under this credit facility as of February 19, 2015. Also, as of February 19, 2015, AWCC had $502.9 million of commercial paper outstanding.

The weighted-average interest rate on short-term borrowings for the years ended December 31, 2014 and 2013 was approximately 0.31% and 0.43%, respectively.

Capital Structure

The following table indicates the percentage of our capitalization represented by the components of our capital structure as of December 31, 2014, 2013 and 2012:

	At	At	At
	December 31,	December 31,	December 31,
	2014	2013	2012
Total common stockholders' equity	45%	45%	44%
Long-term debt and redeemable preferred stock at redemption value	50%	49%	52%
Short-term debt and current portion of long-term debt	5%	6%	4%
	100%	100%	100%

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

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On December 31, 2014, our ratio was 0.55 to 1.00 and therefore we were in compliance with the covenant.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets, is directly affected by securities ratings of the entity that is accessing the capital markets. We primarily access the capital markets, including the commercial paper market, through AWCC. However, we also issue debt at our regulated subsidiaries, primarily in the form of tax exempt securities or borrowings under state revolving funds, to lower our overall cost of debt.

On June 2, 2014, Standard & Poor’s Rating Service revised its rating outlook to positive from stable and affirmed its corporate credit rating of A- on AWCC and American Water and of A2 on AWCC’s short term rating. On May 29, 2013, Moody’s upgraded its rating outlook for both American Water and AWCC from Baa2 to Baa1 and revised its rating outlook to stable.

The following table shows the Company’s securities ratings as of December 31, 2014:

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

During 2014, 2013 and 2012, we paid $216.4 million, $149.5 million and $213.5 million in dividends, respectively. For 2014, we paid a dividend of $0.28 per share on March 3 and $0.31 per share on June 2, September 2 and December 1. In 2013, we paid a dividend of $0.28 per share on December 2, September 3 and June 3.

For 2012, we paid a dividend of $0.25 per share on December 28, December 3 and September 3 and $0.23 per share on June 1 and March 1. The December 28, 2012 cash dividend payment of $0.25 per share would have historically been paid in March 2013, however, the Board approved accelerating the payment date to 2012 to take advantage of the existing 2012 tax rates.

On December 12, 2014, our Board of Directors declared a quarterly cash dividend payment of $0.31 per share payable on March 2, 2015 to shareholders of record as of February 9, 2015.

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

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of business. These financial obligations, as of December 31, 2014, are set forth in the table below:

Contractual obligation	Total	Less Than 1 year	1-3 Years	3-5 years	More Than 5 years
	(In thousands)
Long-term debt obligations (a)	$5,456,502	$59,446	$622,736	$617,175	$4,157,145
Interest on long-term debt (b)	4,261,744	303,956	597,636	492,976	2,867,176
Capital lease obligations (c)	885	36	92	115	642
Interest on capital lease obligations (d)	832	116	201	182	333
Operating lease obligations (e)	136,712	14,007	22,868	18,220	81,617
Purchase water obligations (f)	677,590	55,141	95,111	86,132	441,206
Other purchase obligations (g)	126,037	126,037	-	-	-
Postretirement benefit plans' obligations (h)	109,800	26,500	45,700	37,600	-
Pension plan obligations (h)	234,200	28,000	62,600	85,400	58,200
Preferred stocks with mandatory redemption requirements	17,252	1,650	3,300	3,478	8,824
Interest on preferred stock with mandatory redemption requirements	12,606	1,407	2,386	1,802	7,011
Other obligations (i)	814,020	184,032	144,963	61,651	423,374
Total	$11,848,180	$800,328	$1,597,593	$1,404,731	$8,045,528

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

(f)	Represents future payments under water purchase agreements for minimum quantities of water.
(g)	Represents the open purchase orders as of December 31, 2014, for goods and services purchased in the ordinary course of business.
(h)	Represents contributions expected to be made to pension and postretirement benefit plans for the years 2015 through 2020.
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

WVAWC leased back the transferred facilities under capital leases for a period of 40 years. The leases have payments that approximate the payments required by the terms of the IDBs. We have presented the transaction on a net basis in the consolidated financial statements. The carrying value of the transferred facilities, which is presented within utility plant, was approximately $156.8 million at December 31, 2014.

Performance Obligations

We have entered into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. These military services agreements expire between 2051 and 2064 and have remaining performance commitments as measured by estimated remaining contract revenues of $2.5 billion at December 31, 2014. The Operations and Maintenance agreements with municipalities and other customers expire between 2015 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $865.8 million at December 31, 2014. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of the facilities, in exchange for an annual fee.

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

Regulatory Accounting

Our regulated utility subsidiaries are subject to regulation by state PUCs and the local governments of the states in which they operate. As such, we account for these regulated operations in accordance with authoritative guidance that requires us to reflect the effects of rate regulation in our financial statements. Use of the authoritative guidance is applicable to utility operations that meet the following criteria (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. As of December 31, 2014, we concluded that the operations of our regulated subsidiaries meet the criteria. If it is concluded in a future period that a separable portion of the business no longer meets the criteria, we are required to eliminate the financial statement effects of regulation for that part of the business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in the consolidated financial statements. Failure to meet the criteria of the authoritative guidance could materially impact our consolidated financial statements.

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow for recovery through rates charged to customers. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred. As of December 31, 2014, we have recorded $1.2 billion of net regulatory assets and $391.8 million of regulatory liabilities within our consolidated financial statements. See Note 6 of the Notes to Consolidated Financial Statements for further information regarding the significant regulatory assets and liabilities.

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

Goodwill

The Company has recorded $1.2 billion of goodwill at December 31, 2014 and 2013. The Company’s annual impairment test is performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual strategic business plan. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

The Company performs a two-step impairment test to evaluate the carrying value of goodwill for each reporting unit if qualitative factors indicate that it is more likely than not that the reporting units’ fair values are less than their carrying values. The step one calculation used to identify potential impairment compares the estimated fair value for each of the Company’s reporting units to their respective net carrying values, including goodwill, on the measurement date. If the estimated fair value of any reporting unit is less than such reporting unit’s carrying value, then step two is performed to measure the amount of the impairment loss (if any) for such reporting unit.

The step two calculation of the impairment test compares, by reporting unit, the implied fair value of the goodwill to the carrying value of goodwill. The implied fair value of goodwill is equal to the excess of the fair value of each reporting unit above the fair value of such reporting unit’s identified assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for any reporting unit, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit.

The determination of the fair value of each reporting unit and the fair value of each reporting unit’s assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

After assessing various events and circumstances in 2014, 2013 and 2012, the Company determined that no qualitative factors were present that would indicate the estimated fair values of its reporting units were less than the respective carrying values. As such, the Company determined that the two-step goodwill impairment test was not necessary at November 30, 2014, 2013 and 2012.

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

No impairment charge was recorded for the years ended December 31, 2014, 2013 and 2012.

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

Revenue Recognition

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are delivered to customers and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the meter reading associated with the latest customer invoice to the end of the accounting period. Unbilled utility revenues as of December 31, 2014 and 2013 were $220.5 million and $215.7 million, respectively. Increases in volumes delivered to the utilities’ customers and rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the estimated unbilled revenue; however, since the majority of our customers are generally billed on a monthly basis, total operating revenues would remain materially unchanged.

Revenue from Market-Based Operations is recognized as services are rendered. Revenues from certain construction projects are recognized over the contract term based on the costs incurred to date during the period compared to the total estimated costs over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenue. Billings in excess of revenues recognized on construction contracts are recorded as other current liabilities on the balance sheet until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined.

Accounting for Income Taxes

Significant management judgment is required in determining the provision for income taxes, primarily due to the uncertainty related to tax positions taken, as well as deferred tax assets and liabilities, valuation allowances and the utilization of NOL carryforwards.

In accordance with applicable authoritative guidance, we account for uncertain income tax positions using a benefit recognition model with a two-step approach, including a more-likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more-likely-than-not that the benefit of the tax position will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefit to be recorded in the consolidated financial statements.

We evaluate the probability of realizing deferred tax assets quarterly by reviewing a forecast of future taxable income and our intent and ability to implement tax planning strategies, if necessary, to realize deferred tax assets. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We record valuation allowances for deferred tax assets when we conclude it is more-likely-than-not such benefit will not be realized in future periods.

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations, failure to successfully implement tax planning strategies, as well as results of audits and examinations of filed tax returns by taxing authorities. While we believe the resulting tax balances as of December 31, 2014 and 2013 are appropriately accounted for in accordance with the applicable authoritative guidance, the ultimate outcome of tax matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 12 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.

Accounting for Pension and Postretirement Benefits

We maintain noncontributory defined benefit pension plans covering eligible employees of our regulated utility and shared service operations. Benefits under the plans are based on the employee’s years of service and compensation. The pension plans have been closed for all employees.  The pension plans were closed for most employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001 had their accrued benefit frozen and will be able to receive this benefit as a lump sum upon termination or retirement. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 are provided with a 5.25% of base pay defined contribution plan. We also maintain other postretirement benefit plans, which provide varying levels of medical and life insurance for eligible retirees. These retiree welfare plans are closed for union employees hired on or after January 1, 2006. The plans had previously closed for non-union employees hired on or after January 1, 2002. The Company also has several unfunded noncontributory supplemental non-qualified pension plans that provide additional retirement benefits to certain employees. The Company does not participate in a multiemployer plan. See Note 13 of the Notes to Consolidated Financial Statements for further information regarding the accounting for the defined benefit pension plans and postretirement benefit plans. The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions as well as fluctuations in plan assets. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of pension and other postretirement benefit expense that the Company recognizes. The primary assumptions are:

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

•	Rate of Compensation Increase—Management projects employees’ pay increases, which are used to project employees’ pension benefits at retirement;
•	Health Care Cost Trend Rate—Management projects the expected increases in the cost of health care; and
•

Mortality—In the determination of year end 2014 projected benefit obligations, Management adopted a new table based on the Society of Actuaries RP 2014 mortality table including a generational BB-2D projection scale.  The adoption resulted in a significant increase to pension and other postretirement benefit plans’ projected benefit obligations.

The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. We use an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. The yield curve was developed for a portfolio containing the majority of United States-issued AA-graded non-callable (or callable with make-whole provisions) corporate bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 4.24%, 5.12% and 4.17% at December 31, 2014, 2013 and 2012, respectively. The discount rate for determining other post-retirement benefit obligations was 4.24%, 5.10% and 4.16% at December 31, 2014, 2013 and 2012, respectively.

In selecting an expected return on plan assets, we considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term EROA assumption used in calculating pension cost was 6.91% for 2014, 7.49% for 2013, and 7.75% for 2012. The weighted average EROA assumption used in calculating other postretirement benefit costs was 5.87% for 2014, 6.99% for 2013 and 7.41% for 2012.

The asset allocations for the Company’s U.S. pension plan at December 31, 2014 and 2013, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset category	2015	2014	2013
Equity securities	52%	51%	64%
Fixed income	40%	41%	35%
Real Estate	6%	6%	—
Real estate investment trusts (“REITs”)	2%	2%	1
Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The Company’s other postretirement benefit plans are partially funded. The asset allocations for the Company’s other postretirement benefit plans at December 31, 2014 and 2013, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset category	2015	2014	2013
Equity securities	30%	30%	48%
Fixed income	70%	70%	52%
REITs	—	—	—%
Total	100%	100%	100%

The Company’s investment policy, and related target asset allocation, is evaluated periodically through asset liability studies. The studies consider projected cash flows of maturity liabilities, projected asset class return risk, and correlation and risk tolerance.

The pension and postretirement welfare plan trusts investments include debt and equity securities held either directly or through commingled funds. The trustee for the Company’s defined benefit pension and postretirement welfare plans uses independent valuation firms to calculate the fair value of plan assets. Additionally, the Company independently verifies the assets values. Approximately 48.4% of the assets are valued using the quoted market price for the assets in an active market at the measurement date, while 51.6% of the assets are valued using other inputs.

In selecting a rate of compensation increase, we consider past experience in light of movements in inflation rates. Our rate of compensation increase was 3.12% for 2014, 3.15% for 2013 and 3.19% for 2012.

In selecting health care cost trend rates, we consider past performance and forecasts of increases in health care costs. Our health care cost trend rate used to calculate the periodic cost was 7.00% in 2014 gradually declining to 5.00% in 2019 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation at December 31, 2014	Impact on 2014 Total Service and Interest Cost Components
	(In thousands)
Increase assumed health care cost trend by 1%	$105,967	$5,943
Decrease assumed health care cost trend by 1%	$(86,179)	$(4,887)

We will use a discount rate and EROA of 4.24% and 6.91%, respectively, for estimating our 2015 pension costs. Additionally, we will use a discount rate and EROA of 4.24% and 5.87%, respectively, for estimating our 2015 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase our pension expense. Our 2014 and 2013 pension and postretirement costs, including such expenses charged to our discontinued operations, were $24.1 million and $78.1 million, respectively. The Company expects to make pension and postretirement benefit contributions to the plan trusts of $54.5 million, $55.6 million, $52.7 million, $56.7 million and $66.3 million in 2015, 2016, 2017, 2018 and 2019, respectively. Actual amounts contributed could change significantly from these estimates. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards. As these assumptions change from period to period, recorded pension and postretirement benefit amounts and funding requirements could also change.

New Accounting Standards

The following recently issued accounting standards have been adopted by the Company and have been included in the consolidated results of operations, financial position or footnotes of the accompanying Consolidated Financial Statements:

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of the updated guidance include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also includes additional disclosures regarding the nature and amount of the obligation, as well as other information about those obligations. The update was effective on a retrospective basis for interim and annual periods beginning after December 15, 2013, which for the Company was January 1, 2014. The adoption of this updated guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Foreign Currency Matters

In June 2013, the FASB issued guidance for a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendments resolve differing views in practice and apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The update was effective prospectively for interim and annual periods beginning after December 15, 2013, which for the Company was January 1, 2014. The adoption of this updated guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

The following recently issued accounting standards are not yet required to be adopted by the Company:

Service Concession Arrangements

In January 2014, the FASB issued guidance for an operating entity that enters into a service concession arrangement with a public sector grantor who controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide the services and at what price. The grantor also controls, through ownership or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The guidance specifies that an operating entity should not account for the service concession arrangement as a lease. The operating entity should refer instead to other accounting guidance to account for the various aspects of the arrangement. The guidance also specifies that the infrastructure used in the arrangement should not be recognized as property, plant and equipment of the operating entity. This update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. This requires the cumulative effect of applying the update to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The update is effective for interim and annual periods beginning after December 15, 2014, which for the Company is January 1, 2015. The adoption of this updated guidance resulted in a decrease to nonutility property and opening retained earnings of approximately $12 million on January 1, 2015.

Reporting Discontinued Operations

In April 2014, the FASB issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the updated guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major part of the entity. A component comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity including a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group. The update no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or if there is significant continuing involvement with a component after its disposal. The updated guidance is effective on a prospective basis for interim and annual periods on or after December 15, 2014, which for the Company is January 1, 2015. In general, this guidance is likely to result in fewer disposals of assets qualifying as discontinued operations, but will ultimately be based on the Company’s future disposal activity.

Revenue from Contracts with Customers

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning December 15, 2016, which for the Company is January 1, 2017. Early adoption is not permitted. The new guidance allows for either full retrospective adoption, meaning the guidance is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is evaluating the new guidance, the best transition method and the impact the new standard will have on its results of operations, financial position or cash flows.

Accounting for Stock-based Compensation with Performance Targets

In June 2014, the FASB issued guidance for the accounting for stock-based compensation tied to performance targets. The amendments clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value and compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The updated guidance may be applied either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance that explicitly requires an entity’s management to assess the entity’s ability to continue as a going concern. The new guidance requires an entity to evaluate, at each interim and annual period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or are available to be issued) and to provide related disclosures, if applicable. The new guidance is effective for annual periods ending after December 15, 2016 and for interim and annual periods thereafter, which for the Company is January 1, 2017. Early adoption is permitted. The adoption of this updated guidance is not expected to have a material impact on results of operations, financial position or cash flows.

Hybrid Financial Instruments Issued in the Form of a Share

In November 2014, the FASB updated the derivatives and hedging guidance requiring issuers of, or investors in, hybrid financial instruments to determine whether the nature of the host contract is more akin to a debt instrument or an equity instrument by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. This update should be applied on a modified retrospective basis to hybrid financial instruments issued in the form of a share that exist at the beginning of an entity’s fiscal year of adoption. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Extraordinary and Unusual Items

In January 2015, the FASB issued guidance that eliminates the concept of an extraordinary item. As a result, an entity will no longer segregate an extraordinary item and present it separately from the results of ordinary operations or separately disclose income taxes or earnings per share information applicable to an extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently has been retained and expanded to include items that are both unusual in nature and infrequently occurring. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted. The updated guidance may be applied prospectively or retrospectively to all periods presented in the financial statements. The adoption of this updated guidance is not expected to have a material impact on results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We are exposed to risks from changes in interest rates as a result of our issuance of variable and fixed rate debt and commercial paper. We manage our interest rate exposure by limiting our variable rate exposure and by monitoring the effects of market changes in interest rates. We also have the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, forward starting swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2014, a hypothetical increase of interest rates by 1% associated with our short-term borrowings would result in a $4.5 million decrease in our pre-tax earnings.

In July 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million. This agreement effectively converted the interest on $100.0 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. We entered into this interest rate swap to mitigate interest cost at the parent company relating to debt that was incurred by our prior owners and was not used in any manner to finance the cash needs of our subsidiaries. For the years ended December 31, 2014 and 2013, the interest rate swap reduced interest expense by $2.3 million and $2.0 million, respectively. As the swap interest rates are fixed through April 2015, a hypothetical 1% increase in the interest rates associated with the interest swap agreement would result in a $0.7 million decrease on our pre-tax earnings for the year ended December 31, 2014. This calculation holds all other variables constant and assumes only the discussed changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Water Works Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows, and of changes in stockholders’ equity present fairly, in all material respects, the financial position of American Water Works Company, Inc. and Subsidiary Companies at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2015

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Property plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $3,991,680 in 2014 and $3,894,326 in 2013	$12,899,704	$12,244,359
Nonutility property, net of accumulated depreciation of $248,341 in 2014 and $215,083 in 2013	129,592	143,995
Total property, plant and equipment	13,029,296	12,388,354
Current assets
Cash and cash equivalents	23,080	26,964
Restricted funds	13,859	28,505
Accounts receivable	267,053	241,926
Allowance for uncollectible accounts	(34,941)	(33,823)
Unbilled revenues	220,538	215,725
Income taxes receivable	2,575	5,778
Materials and supplies	37,190	32,973
Deferred income taxes	86,601	17,722
Assets of discontinued operations	—	7,761
Other	45,414	28,276
Total current assets	661,369	571,807
Regulatory and other long-term assets
Regulatory assets	1,153,429	858,465
Restricted funds	8,958	754
Goodwill	1,208,043	1,207,764
Other	69,861	60,998
Total regulatory and other long-term assets	2,440,291	2,127,981
TOTAL ASSETS	$16,130,956	$15,088,142

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($0.01 par value, 500,000 shares authorized, 179,462 shares outstanding in 2014 and 178,379 in 2013)	$1,795	$1,784
Paid-in-capital	6,301,729	6,261,396
Accumulated deficit	(1,295,549)	(1,495,698)
Accumulated other comprehensive loss	(81,868)	(34,635)
Treasury stock	(10,516)	(5,043)
Total common stockholders' equity	4,915,591	4,727,804
Long-term debt
Long-term debt	5,432,744	5,212,881
Redeemable preferred stock at redemption value	15,501	17,177
Total capitalization	10,363,836	9,957,862
Current liabilities
Short-term debt	449,959	630,307
Current portion of long-term debt	61,132	14,174
Accounts payable	285,800	264,115
Taxes accrued	24,505	32,166
Interest accrued	56,523	52,087
Liabilities of discontinued operations	—	3,824
Other	363,079	238,860
Total current liabilities	1,240,998	1,235,533
Regulatory and other long-term liabilities
Advances for construction	367,693	375,729
Deferred income taxes	2,120,739	1,840,697
Deferred investment tax credits	25,014	26,408
Regulatory liabilities	391,782	373,319
Accrued pension	316,368	108,542
Accrued postretirement benefit	192,502	88,419
Other	37,152	38,929
Total regulatory and other long-term liabilities	3,451,250	2,852,043
Contributions in aid of construction	1,074,872	1,042,704
Commitments and contingencies (See Note 14)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$16,130,956	$15,088,142

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Operating revenues	$3,011,328	$2,878,936	$2,853,926
Operating expenses
Operation and maintenance	1,349,864	1,289,081	1,329,500
Depreciation and amortization	424,084	406,717	380,402
General taxes	236,732	234,198	220,758
(Gain) loss on asset dispositions and purchases	(1,928)	624	(838)
Total operating expenses, net	2,008,752	1,930,620	1,929,822
Operating income	1,002,576	948,316	924,104
Other income (expenses)
Interest, net	(297,818)	(308,164)	(310,794)
Loss on extinguishment of debt	—	(40,583)	—
Allowance for other funds used during construction	9,440	12,639	15,592
Allowance for borrowed funds used during construction	5,838	6,377	7,771
Amortization of debt expense	(7,026)	(6,603)	(5,358)
Other, net	(3,196)	(4,045)	(926)
Total other income (expenses)	(292,762)	(340,379)	(293,715)
Income from continuing operations before income taxes	709,814	607,937	630,389
Provision for income taxes	279,973	237,093	256,787
Income from continuing operations	429,841	370,844	373,602
Loss from discontinued operations, net of tax	(6,733)	(1,580)	(15,532)
Net income	$423,108	$369,264	$358,070

Other comprehensive income (loss), net of tax:
Change in employee benefit plan funded status, net of tax of $(29,487), $46,974 and $(16,894), respectively	$(46,119)	$73,472	$(26,425)
Pension amortized to periodic benefit cost:
Prior service cost, net of tax of $106, $111 and $113, respectively	166	174	176
Actuarial (gain) loss, net of tax of $(19), $5,697 and $4,668, respectively	(31)	8,911	7,301
Foreign currency translation adjustment	(458)	(1,001)	434
Unrealized loss on cash flow hedge, net of tax of $(428)	(791)	—	—
Other comprehensive income (loss)	(47,233)	81,556	(18,514)
Comprehensive income	$375,875	$450,820	$339,556

Basic earnings per share: (a)
Income from continuing operations	$2.40	$2.08	$2.12
Loss from discontinued operations, net of tax	$(0.04)	$(0.01)	$(0.09)
Net income	$2.36	$2.08	$2.03
Diluted earnings per share: (a)
Income from continuing operations	$2.39	$2.07	$2.10
Loss from discontinued operations, net of tax	$(0.04)	$(0.01)	$(0.09)
Net income	$2.35	$2.06	$2.01
Average common shares outstanding during the period
Basic	178,888	177,814	176,445
Diluted	179,806	179,056	177,671
Dividends declared per common share	$1.24	$1.12	$0.98

(a) Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$423,108	$369,264	$358,070
Adjustments
Depreciation and amortization	424,084	407,718	381,503
Provision for deferred income taxes	255,573	250,500	200,440
Amortization of deferred investment tax credits	(1,394)	(1,501)	(1,518)
Provision for losses on accounts receivable	36,587	26,953	26,701
Allowance for other funds used during construction	(9,440)	(12,639)	(15,592)
(Gain) loss on asset dispositions and purchases	(1,928)	925	(839)
Pension and non-pension postretirement benefits	24,073	78,069	87,289
Stock-based compensation expense	13,043	12,474	11,470
Other, net	(17,727)	(727)	(1,328)
Changes in assets and liabilities
Receivables and unbilled revenues	(61,942)	(79,306)	(34,528)
Taxes receivable, including income taxes	3,203	3,816	(1,922)
Other current assets	(1,858)	672	(5,223)
Pension and non-pension postretirement benefit contributions	(52,195)	(97,500)	(129,410)
Accounts payable	(26,137)	16,215	(10,572)
Taxes accrued, including income taxes	(7,895)	(30,182)	48,440
Interest accrued	4,436	(1,723)	(5,647)
Change in book overdraft	31,677	(32,120)	34,172
Other current liabilities	62,019	(14,746)	14,092
Net cash provided by operating activities	1,097,287	896,162	955,598
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(956,119)	(980,252)	(928,574)
Acquisitions	(8,935)	(23,658)	(44,560)
Proceeds from sale of assets and securities	13,841	918	561,739
Removal costs from property, plant and equipment retirements, net	(78,175)	(64,727)	(57,101)
Net funds released	15,399	14,425	86,140
Net cash used in investing activities	(1,013,989)	(1,053,294)	(382,356)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	500,497	404,157	315,430
Repayment of long-term debt	(238,371)	(493,095)	(471,954)
Proceeds from short-term borrowings with maturities greater than three months	35,000	221,000	—
Repayments of short-term borrowings with maturities greater than three months	(256,000)	—	—
Net short-term borrowings (repayments) with maturities less than three months	40,652	139,322	(211,064)
Proceeds from issuances of employee stock plans and DRIP	20,913	26,351	27,860
Advances and contributions for construction, net of refunds of $21,470 in 2014, $23,351 in 2013 and $17,850 in 2012	26,295	19,251	31,909
Change in bank overdraft position	—	—	(34,812)
Debt issuance costs	(4,593)	(4,503)	(7,393)
Redemption of preferred stock	(1,650)	(3,370)	(4,376)
Dividends paid	(216,354)	(149,450)	(213,459)
Other	6,429	—	4,843
Net cash provided by (used in) financing activities	(87,182)	159,663	(563,016)
Net increase (decrease) in cash and cash equivalents	(3,884)	2,531	10,226
Cash and cash equivalents at beginning of period	26,964	24,433	14,207
Cash and cash equivalents at end of period	$23,080	$26,964	$24,433
Cash paid during the year for:
Interest, net of capitalized amount	$301,138	$317,826	$329,331
Income taxes, net of refunds of $3,668 in 2014, $127 in 2013 and $766 in 2012	$15,917	$7,788	$5,352
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of year end	$185,641	$128,902	$159,119
Non-cash financing activity:
Advances and contributions	$16,235	$17,590	$12,279
Dividends accrued	$55,552	$49,909	$—
Long-term debt issued	$9,977	$6,702	$68,746
Long-term debt retired	$1,021	$(3,565)	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock				Accumulated Other	Treasury Stock		Preferred Stock of Subsidiary Companies Without Mandatory	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders' Equity
Balance at December 31, 2011	175,664	$1,757	$6,180,558	$(1,848,801)	$(97,677)	—	$—	$4,547	$4,240,384
Net income	—	—	—	358,070	—	—	—	—	358,070
Direct stock reinvestment and purchase plan, net of expense of $14	60	—	2,092	—	—	—	—	—	2,092
Employee stock purchase plan	87	1	3,306	—	—	31	1,046	—	4,353
Stock-based compensation activity	1,177	12	36,688	(1,168)	—	(31)	(1,046)	—	34,486
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(2,827)	(2,827)
Other comprehensive loss, net of tax of $(12,113)	—	—	—	—	(18,514)	—	—	—	(18,514)
Dividends	—	—	—	(173,056)	—	—	—	—	(173,056)
Balance at December 31, 2012	176,988	$1,770	$6,222,644	$(1,664,955)	$(116,191)	—	$—	$1,720	$4,444,988
Net income	—	—	—	369,264	—	—	—	—	369,264
Direct stock reinvestment and purchase plan, net of expense of $49	53	1	2,122	—	—	—	—	—	2,123
Employee stock purchase plan	111	1	4,554	—	—	—	—	—	4,555
Stock-based compensation activity	1,227	12	32,076	(648)	—	(132)	(5,043)	—	26,397
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(1,720)	(1,720)
Other comprehensive income, net of tax of $52,782	—	—	—	—	81,556	—	—	—	81,556
Dividends	—	—	—	(199,359)	—	—	—	—	(199,359)
Balance at December 31, 2013	178,379	$1,784	$6,261,396	$(1,495,698)	$(34,635)	(132)	$(5,043)	$—	$4,727,804
Net income	—	—	—	423,108	—	—	—	—	423,108
Direct stock reinvestment and purchase plan, net of expense of $33	44	1	2,086	—	—	—	—	—	2,087
Employee stock purchase plan	102	1	4,821	—	—	—	—	—	4,822
Stock-based compensation activity	937	9	33,426	(962)	—	(129)	(5,473)	—	27,000
Other comprehensive loss, net of tax of $(29,828)	—	—	—	—	(47,233)	—	—	—	(47,233)
Dividends	—	—	—	(221,997)	—	—	—	—	(221,997)
Balance at December 31, 2014	179,462	$1,795	$6,301,729	$(1,295,549)	$(81,868)	(261)	$(10,516)	$—	$4,915,591

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1: Organization and Operation

American Water Works Company, Inc. (“AWW”) and its subsidiaries (collectively referred to herein as the “Company”) is the holding company for regulated and market-based subsidiaries throughout the United States of America and one Canadian province. The regulated subsidiaries provide water and wastewater services as public utilities in 16 U.S. states. The market-based subsidiaries include various lines of business including Homeowner Services, which provides water and sewer line protection plans for homeowners; Military Services Group, which conducts operation and maintenance of water and wastewater systems for military bases; and the Contract Operations Group, which conducts operation and maintenance of water and wastewater facilities for municipalities and the food and beverage industry.

Note 2: Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AWW and its subsidiaries. Intercompany balances and transactions between subsidiaries have been eliminated. The Company uses the equity method to report its investments in joint ventures in which the Company holds a 50% voting interest and cannot exercise control over the operations and policies of the investments. Under the equity method, the Company records its interests as an investment and its percentage share of earnings as earnings or losses of investee.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company considers benefit plan assumptions; the estimates used in impairment testing of goodwill and other long-lived assets, including regulatory assets; revenue recognition; and accounting for income taxes to be its critical accounting estimates. The Company’s significant accounting estimates that are particularly sensitive to change in the near term are amounts reported for pension and other postemployment benefits, contingency-related obligations and goodwill.

Regulation

The Company’s regulated utilities are subject to economic regulation by the public utility commissions and the local governments of the states in which they operate (the “PUCs”). These PUCs have allowed recovery of costs and credits which the Company has recorded as regulatory assets and liabilities. Accounting for future recovery of costs and credits as regulatory assets and liabilities is in accordance with authoritative guidance applicable to those companies whose rates are established by or are subject to approval by an independent third-party PUC. Regulated utilities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in operations by a market-based company. These deferred regulatory assets and liabilities are then reflected in the statement of operations in the period in which the costs and credits are reflected in the rates charged for service. (See Note 6)

Property, Plant and Equipment

Property, plant and equipment consist primarily of utility plant. Additions to utility plant and replacements of retirement units of property are capitalized. Costs include material, direct labor and such indirect items as engineering and supervision, payroll taxes and benefits, transportation and an allowance for funds used during construction. The cost of repairs; maintenance, including planned major maintenance activities; and minor replacements is charged to maintenance expense as incurred.

The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $319,517 and $303,798 at December 31, 2014 and 2013, respectively.

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

Restricted Funds

Restricted funds primarily represent proceeds from financings for the construction and capital improvement of facilities and deposits for future services under operation and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Classification of restricted funds in the balance sheet as either current or long-term is based upon the intended use of the funds.

Accounts and Unbilled Receivables

Accounts receivable include regulated utility customer accounts receivable, which represent amounts billed to water and wastewater customers on a cycle basis. Credit is extended based on the guidelines of the applicable PUCs and collateral is generally not required. Also included are market-based trade accounts receivable and nonutility customer receivables of the regulated subsidiaries. Unbilled receivables are accrued when service has been provided but has not been billed to customers.

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

Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. A provision is made to reduce excess or obsolete inventory to its net realizable value.

Goodwill

Goodwill is primarily associated with the acquisitions of AWW in 2003 and E’town Corporation in 2001 (the “Acquisitions”) and has been assigned to reporting units based on the fair values at the date of the Acquisitions. The reporting units in the Regulated Businesses segment are aggregated into a single reporting unit. The Market-Based Operations segment is comprised of three reporting units. Goodwill is tested annually or more frequently if changes in circumstances indicate goodwill may be impaired. Impairment exists when the carrying value of a reporting unit exceeds its fair value. Annual impairment tests are performed in the fourth quarter of the calendar year, in conjunction with the timing of the completion of the Company’s annual strategic business plan.

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

The Company considers the estimates used in the determination of fair value of long-lived assets to be one of its critical accounting estimates. The Company believes the assumptions and other considerations used to evaluate the carrying value of long-lived assets are appropriate. However, if actual experience differs from the assumptions and considerations used in its estimates, the resulting change could have a material adverse impact on the consolidated financial statements.

The key variables to determine fair value include assumptions regarding sales volume, rates, operating costs, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties, since they are forecasting future events. If such assets are considered impaired, an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value.

The long-lived assets of the regulated utility subsidiaries are tested on a separate entity basis for impairment testing as they are integrated state-wide operations that do not have the option to curtail service and generally have uniform tariffs. A regulatory asset is charged to earnings if and when future recovery in rates of that asset is no longer probable.

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

Advances are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities at December 31, 2014 and 2013 in the accompanying Consolidated Balance Sheets are estimated refunds of $18,366 and $17,308, respectively. Those amounts represent expected refunds during the next 12-month period.

Advances that are no longer refundable are reclassified to contributions. Contributions are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.

Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. In accordance with applicable regulatory guidelines, some of the Company’s subsidiaries do not amortize contributions, and any contribution received remains on the balance sheet indefinitely. Amortization of contributions in aid of construction was $23,913, $22,363 and $20,979 for the years ended December 31, 2014, 2013 and 2012, respectively.

Recognition of Revenues

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are provided, and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the meter reading associated with the latest customer invoice to the end of the accounting period.

The Company has agreements with the United States Government to operate and maintain water and wastewater systems at various military bases pursuant to 50-year contracts (“military agreements”). These contracts also include construction components that are accounted for separately from the operations and management components. The military agreements are subject to periodic price redetermination adjustments and modifications for changes in circumstance. Additionally, the Company has agreements ranging in length from two to 40 years with various industries and municipalities to operate and maintain water and wastewater systems (“O&M agreements”). Revenues from operations and management services are recognized as services are provided. (See Note 14)

Construction Contracts
Revenues from construction projects are recognized over the contract term based on the costs incurred to date during the period compared to the total estimated costs over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenue. Billings in excess of revenues recognized on construction contracts are recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined.

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

Allowance for Funds Used During Construction (“AFUDC”)

AFUDC is a non-cash credit to income with a corresponding charge to utility plant that represents the cost of borrowed funds or a return on equity funds devoted to plant under construction. The regulated utility subsidiaries record AFUDC to the extent permitted by the PUCs.

Environmental Costs

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $2,200 and $3,300 at December 31, 2014 and 2013, respectively. The accrual relates entirely to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 to 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at December 31, 2014 and 2013 include $7,791 and $8,027, respectively, related to the NOAA agreement.

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

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of the updated guidance include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance also includes additional disclosures regarding the nature and amount of the obligation, as well as other information about those obligations. The update was effective on a retrospective basis for interim and annual periods beginning after December 15, 2013, which for the Company was January 1, 2014. The adoption of this updated guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Foreign Currency Matters

In June 2013, the FASB issued guidance for a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendments resolve differing views in practice and apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The update was effective prospectively for interim and annual periods beginning after December 15, 2013, which for the Company was January 1, 2014. The adoption of this updated guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

The following recently issued accounting standards are not yet required to be adopted by the Company:

Service Concession Arrangements

In January 2014, the FASB issued guidance for an operating entity that enters into a service concession arrangement with a public sector grantor who controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide the services and at what price. The grantor also controls, through ownership or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The guidance specifies that an operating entity should not account for the service concession arrangement as a lease. The operating entity should refer instead to other accounting guidance to account for the various aspects of the arrangement. The guidance also specifies that the infrastructure used in the arrangement should not be recognized as property, plant and equipment of the operating entity. This update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. This requires the cumulative effect of applying the update to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The update is effective for interim and annual periods beginning after December 15, 2014, which for the Company is January 1, 2015. The adoption of this updated guidance resulted in a decrease to nonutility property and opening retained earnings of approximately $12,000 on January 1, 2015.

Reporting Discontinued Operations

In April 2014, the FASB issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the updated guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major part of the entity. A component comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity including a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group. The update no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or if there is significant continuing involvement with a component after its disposal. The updated guidance is effective on a prospective basis for interim and annual periods on or after December 15, 2014, which for the Company is January 1, 2015. In general, this guidance is likely to result in fewer disposals of assets qualifying as discontinued operations, but will ultimately be based on the Company’s future disposal activity.

Revenue from Contracts with Customers

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning December 15, 2016, which for the Company is January 1, 2017. Early adoption is not permitted. The new guidance allows for either full retrospective adoption, meaning the guidance is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is evaluating the new guidance, the best transition method and the impact the new standard will have on its results of operations, financial position or cash flows.

Accounting for Stock-based Compensation with Performance Targets

In June 2014, the FASB issued guidance for the accounting for stock-based compensation tied to performance targets. The amendments clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value and compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The updated guidance may be applied either: (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance that explicitly requires an entity’s management to assess the entity’s ability to continue as a going concern. The new guidance requires an entity to evaluate, at each interim and annual period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or are available to be issued) and to provide related disclosures, if applicable. The new guidance is effective for annual periods ending after December 15, 2016 and for interim and annual periods thereafter, which for the Company is January 1, 2017. Early adoption is permitted. The adoption of this updated guidance is not expected to have a material impact on results of operations, financial position or cash flows.

Hybrid Financial Instruments Issued in the Form of a Share

In November 2014, the FASB updated the derivatives and hedging guidance requiring issuers of, or investors in, hybrid financial instruments to determine whether the nature of the host contract is more akin to a debt instrument or an equity instrument by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. This update should be applied on a modified retrospective basis to hybrid financial instruments issued in the form of a share that exist at the beginning of an entity’s fiscal year of adoption. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Extraordinary and Unusual Items

In January 2015, the FASB issued guidance that eliminates the concept of an extraordinary item. As a result, an entity will no longer segregate an extraordinary item and present it separately from the results of ordinary operations or separately disclose income taxes or earnings per share information applicable to an extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently has been retained and expanded to include items that are both unusual in nature and infrequently occurring. The updated guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted. The updated guidance may be applied prospectively or retrospectively to all periods presented in the financial statements. The adoption of this updated guidance is not expected to have a material impact on results of operations, financial position or cash flows.

Reclassifications

In 2014 the Company reclassified previously reported data to conform to the current presentation for discontinued operations. See Note 3 for additional details on the Company’s discontinued operations.

In 2014 the Company revised its 2013 balance sheet to properly reclassify $17,722 of deferred income taxes from current liabilities to current assets. This reclassification was not material to the previously issued financial statements.

Note 3: Acquisitions and Divestitures

Acquisitions

During 2014, the Company closed on 13 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $8,935. Assets acquired, principally plant, totaled $16,592 including $354 of goodwill and liabilities assumed totaled $7,745, including $4,741 of contributions in aid of construction and assumed debt of $1,683.

During 2013, the Company closed on 15 acquisitions of various regulated water and wastewater systems for a total aggregate net purchase price of $23,658. Assets acquired (primarily utility plant) totaled $67,403, and liabilities assumed totaled $43,745, including $25,654 of contributions in aid of construction and assumed debt of $12,673. Included in these totals was the Company’s November 14, 2013 acquisition of all of the capital stock of Dale Service Corporation (“Dale”), a regulated wastewater utility company, for a total cash purchase price of $5,090 (net of cash acquired of $6,910), plus assumed liabilities. The Dale acquisition added approximately twenty thousand wastewater customers to the Company’s existing water services footprint in Northern Virginia. The Dale acquisition was accounted for as a business combination; accordingly, operating results from November 14, 2013 were included in the Company’s results of operations. The purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of acquisition. The Company’s regulatory practice has been followed whereby property, plant and equipment (rate base) is considered fair value for business combination purposes. Similarly, regulatory assets and liabilities acquired have been recorded at book value and are subject to regulatory approval where applicable. The acquired debt was valued in a manner consistent with the Company’s Level 3 debt. (See Note 16) Non-cash assets acquired in the Dale acquisition (primarily utility plant) totaled $40,999; liabilities assumed totaled $35,909, including debt assumed of $12,570 and contributions of $19,163.

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

Divestitures

In November 2014, the Company completed the sale of Terratec, previously included in the Market-Based Operations segment. After post-close adjustments, net proceeds from the sale totaled $1,455, and the Company recorded a pretax loss on sale of $1,454.

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

A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income follows:

	Years Ended December 31,
	2014	2013	2012
Operating revenues	$13,614	$22,922	$42,341
Total operating expenses, net	19,482	25,389	49,726
Operating loss	(5,868)	(2,467)	(7,385)
Other income (expenses), net	—	—	(167)
Income (loss) from discontinued operations before income taxes	(5,868)	(2,467)	(7,552)
Provision (benefit) for income taxes	865	(887)	7,980
Income (loss) from discontinued operations	$(6,733)	$(1,580)	$(15,532)

The provision for income taxes of discontinued operations includes the recognition of tax expense related to the difference between the tax basis and book basis of assets upon the sales of Terratec, Arizona, New Mexico and Ohio that resulted in taxable gains, since an election was made under Section 338(h)(10) of the Internal Revenue Code to treat the sales as asset sales.

Assets and liabilities of discontinued operations at December 31, 2013 relate to the discontinued Terratec business that was sold in November 2014. The classification for the year ended December 31, 2013 was as follows:

2013
ASSETS
Total property, plant and equipment	$2,808
Current assets	4,953
Total assets of discontinued operations	$7,761

LIABILITIES
Current liabilities	$3,824
Total liabilities of discontinued operations	$3,824

There were no assets or liabilities of discontinued operations in the accompanying Consolidated Balance Sheet at December 31, 2014.

Note 4: Utility Plant

The major classes of utility plant by category at December 31 are as follows:

	Range of Remaining
	Useful Lives	2014	2013
Water plant
Land and other non-depreciable assets		$137,199	$132,295
Sources of supply	11 to 127 Years	680,623	659,249
Treatment and pumping facilities	3 to 101 Years	2,969,411	3,006,140
Transmission and distribution facilities	9 to 156 Years	7,962,759	7,489,208
Services, meters and fire hydrants	9 to 122 Years	3,062,568	2,898,293
General structures and equipment	1 to 154 Years	1,035,857	995,186
Wastewater plant	2 to 115 Years	739,963	683,112
Construction work in progress		303,004	275,202
		16,891,384	16,138,685
Less accumulated depreciation		3,991,680	3,894,326
		$12,899,704	$12,244,359

Utility plant depreciation expense of continuing operations amounted to $356,952 in 2014, $337,653 in 2013 and $314,639 in 2012. The Company’s regulated utility subsidiaries record depreciation in conformity with amounts approved by state regulators after regulatory review of information the Company submits to support its estimates of the assets’ remaining useful lives.

The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.94% in 2014, 2013 and 2012.

Note 5: Allowance for Uncollectible Accounts

The following table summarizes the changes in the Company’s allowances for uncollectible accounts:

	2014	2013	2012

Balance at January 1	$(33,823)	$(26,744)	$(18,902)
Amounts charged to expense	(36,717)	(26,953)	(26,701)
Amounts written off	42,886	23,914	22,607
Recoveries of amounts written off	(7,287)	(4,040)	(3,748)
Balance at December 31	$(34,941)	$(33,823)	$(26,744)

Note 6: Regulatory Assets and Liabilities

The regulatory assets represent costs that are expected to be fully recovered from customers in future rates. Except for income taxes, regulatory assets are excluded from the Company’s rate base and generally do not earn a return. The components of regulatory assets at December 31 are as follows:

	2014	2013
Income taxes recoverable through rates	$228,601	$242,902
Debt and preferred stock expense	71,403	72,349
Deferred pension expense	263,486	109,799
Deferred other postretirement benefit expense	106,792	3,653
Deferred business services project expense	7,530	7,763
Deferred tank painting costs	37,207	33,519
Deferred rate case expense	6,785	9,407
Purchase premium recoverable through rates	60,412	60,787
Environmental remediation recoverable through rates	7,791	8,027
Coastal water project costs	8,386	16,826
San Clemente Dam project costs	71,891	44,404
Removal costs recoverable through rates	163,123	126,771
Regulatory balancing accounts	60,043	63,083
Other	59,979	59,175
	$1,153,429	$858,465

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

Debt expense is amortized over the lives of the respective issues. Call premiums on the redemption of long-term debt, as well as unamortized debt expense, are deferred and amortized to the extent they will be recovered through future service rates. Expenses of preferred stock issues without sinking fund provisions are amortized over approximately 30 years from date of issue; expenses of issues with sinking fund provisions are charged to operations as shares are retired.

Pension expense in excess of the amount contributed to the pension plans is deferred by certain subsidiaries. These costs will be recovered in future service rates as contributions are made to the pension plan. The Company also has a regulatory asset of $248,641 and $90,380 at December 31, 2014 and 2013, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

Postretirement benefit expense in excess of the amount recovered in rates through 1997 has been deferred by certain subsidiaries. These costs are recognized in the rates charged for water service and will be recovered as authorized by the Company’s regulatory authorities. The Company also has a regulatory asset of $107,236 and $3,113 at December 31, 2014 and 2013, respectively, which is the portion of the underfunded status that is probable of recovery through rates in future periods.

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

Purchase premium recoverable through rates is primarily the recovery of the acquisition premiums related to an asset acquisition by the Company’s California subsidiary during 2002, and acquisitions in 2007 by the Company’s New Jersey subsidiary. As authorized for recovery by the California and New Jersey PUCs, these costs are being amortized to operations through November 2048.

Environmental remediation recoverable through rates is the recovery of costs incurred by the Company’s California subsidiary under a settlement agreement entered into with NOAA to improve habitat conditions in the Carmel River Watershed.

Coastal water project costs include preliminary costs associated with the studying, testing and design of alternatives to help solve water supply shortages in Monterey, California. Coastal water project costs incurred through December 31, 2010 have been reviewed and approved for recovery through a surcharge. Costs deferred during 2014, 2013 and 2012 totaled $1,923, $1,299 and $1,987, respectively. The Company believes it is probable that the costs incurred since the last rate review will also be recoverable.

San Clemente Dam project costs represent costs incurred and deferred by the Company’s California subsidiary pursuant to its efforts to investigate alternatives to strengthen or remove the dam due to potential earthquake and flood safety concerns. In June 2012, the California Public Utility Commission (“CPUC”) issued a decision authorizing implementation of a project to reroute the Carmel River and remove the San Clemente Dam. The project includes the Company’s California subsidiary, the California State Conservancy and the National Marine Fisheries Services. Under the order’s terms, the CPUC has authorized recovery of all previous pre-construction costs incurred by the Company’s subsidiary, and has authorized additional expenditures to be capped at $49,000 for the reroute and dam removal efforts and $2,500 for estimated interim dam safety measures. All pre-construction costs, totaling $24,303, are to be recovered via a surcharge over a 20-year period beginning October 2012; surcharge collections in 2014 and 2013 totaled $4,531 and $3,753, respectively. Costs deferred in addition to the pre-construction costs totaled $26,023 and $12,394 as of December 31, 2014 and 2013, respectively.

Regulatory balancing accounts accumulate differences between revenues and authorized revenue requirements until they are collected from customers or are refunded. Regulatory balancing accounts include low income programs and purchased power and water accounts.

Other regulatory assets include certain deferred employee benefit costs which are deferred because the amounts are being recovered in rates or are probable of recovery through rates in future periods.

The components of regulatory liabilities at December 31 are as follows:

	2014	2013

Removal costs recovered through rates	$300,635	$301,537
Pension and other postretirement benefit balancing accounts	53,734	40,837
Other	37,413	30,945
	$391,782	$373,319

Removal costs recovered through rates are retirement costs recovered during the life of the associated assets. In December 2008, the Company’s subsidiary in New Jersey, at the direction of the New Jersey PUC, began to amortize $48,000 of the total balance into operations via straight line amortization through November 2048.

Pension and other postretirement benefit balancing accounts represent the difference between costs incurred and costs authorized by the PUC’s.

Other regulatory liabilities include legal settlement proceeds, deferred gains, future customer refunds, and various regulatory balancing accounts.

Note 7: Goodwill

The Company’s annual impairment test is performed as of November 30 of each year, in conjunction with the completion of the Company’s annual strategic business plan. The Company assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

After assessing various events and circumstances in 2014, 2013 and 2012, the Company determined that no qualitative factors were present that would indicate the estimated fair values of its reporting units were less than the respective carrying values. As such, the Company determined that the two-step goodwill impairment test was not necessary at November 30, 2014, 2013 and 2012.

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

The changes in the Company’s carrying value of goodwill by reporting unit are as follows:

	Regulated Unit		Market-Based Operations		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance at January 1, 2013	$3,411,549	$(2,332,670)	$235,990	$(107,619)	$3,647,539	$(2,440,289)	$1,207,250
Goodwill from acquisitions	428	—	—	—	428	—	428
Reclassifications and other activity	86	—	—	—	86	—	86
Balance at December 31, 2013	$3,412,063	$(2,332,670)	$235,990	$(107,619)	$3,648,053	$(2,440,289)	$1,207,764

Goodwill from acquisitions	354	—	—	—	354	—	354
Reclassifications and other activity	(75)	—	—	—	(75)	—	(75)
Balance at December 31, 2014	$3,412,342	$(2,332,670)	$235,990	$(107,619)	$3,648,332	$(2,440,289)	$1,208,043

For further information on goodwill from acquisitions, refer to Note 3 of the Consolidated Financial Statements.

Note 8: Stockholders’ Equity

Common Stock

Under American Water Stock Direct, a dividend reinvestment and direct stock purchase plan (the “DRIP”), stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through the plan administrator without commission fees. The Company’s plan administrator may buy newly issued shares directly from the Company or shares held in the Company’s treasury. The plan administrator may also buy shares in the public markets or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2014, there were 4,611 shares available for future issuance under the DRIP. The following table summarizes information regarding issuances under the DRIP for the years ended December 31, 2014 and 2013:

	2014	2013
Shares of common stock issued	44	53
Cash proceeds received	$2,119	$2,171

Cash dividend payments made during 2014 and 2013 were as follows:

	2014	2013
Dividends per share, three months ended:
March 31	$0.28	$—
June 30	0.31	0.28
September 30	0.31	0.28
December 31	0.31	0.28

Total dividends paid, three months ended:
March 31	$49,968	$—
June 30	55,422	49,744
September 30	55,458	49,810
December 31	55,506	49,896

On December 12, 2014, the Company declared a quarterly cash dividend of $0.31 per share, payable on March 2, 2015 to shareholders of record as of February 9, 2015. As of December 31, 2014, the Company had accrued dividends totaling $55,552 included in other current liabilities on the accompanying Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax:

	Defined Benefit Plans
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial (Gain) Loss	Foreign Currency Translation	Loss on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2013	$(143,183)	$539	$22,239	$4,214	$—	$(116,191)
Other comprehensive income (loss) before reclassifications	73,472	—	—	(1,001)	—	72,471
Amounts reclassified from accumulated other comprehensive income (loss)	—	174	8,911	—	—	9,085
Net comprehensive income (loss) for the period	73,472	174	8,911	(1,001)	—	81,556
Ending balance at December 31, 2013	$(69,711)	$713	$31,150	$3,213	$—	$(34,635)
Other comprehensive income (loss) before reclassifications	(46,119)	—	—	(458)	(820)	(47,397)
Amounts reclassified from accumulated other comprehensive income (loss)	—	166	(31)	—	29	164
Net comprehensive income (loss) for the period	(46,119)	166	(31)	(458)	(791)	(47,233)
Ending balance at December 31, 2014	$(115,830)	$879	$31,119	$2,755	$(791)	$(81,868)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive income (loss) directly to net income in its entirety. These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 13)

The amortization of the loss on cash flow hedge is included in interest, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Stock Based Compensation

The Company has granted stock option and restricted stock unit awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “Plan”). The total aggregate number of shares of common stock that may be issued under the Plan is 15,500. As of December 31, 2014, a total of 8,869 shares were available for grant under the Plan. Shares issued under the Plan may be authorized-but-unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market for purposes of the Plan.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Stock options	$2,602	$3,170	$3,282
Restricted stock units	9,848	8,718	7,658
Employee stock purchase plan	593	586	530
Stock-based compensation in operation and maintenance expense	13,043	12,474	11,470
Income tax benefit	(5,087)	(4,865)	(4,473)
After-tax stock-based compensation expense	$7,956	$7,609	$6,997

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2014, 2013 and 2012.

The cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock options and restricted stock unit awards at the date of the grant is amortized through expense over the three-year service period. All awards granted in 2014, 2013 and 2012 are classified as equity.

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

Stock Options

In 2014, 2013 and 2012, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning on January 1 of the year of grant. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model for grants and the resulting weighted-average grant date fair value per share of stock options granted in the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Dividend yield	2.55%	2.52%	2.70%
Expected volatility	17.75%	23.50%	28.35%
Risk-free interest rate	1.06%	0.70%	0.78%
Expected life (years)	3.6	4.3	4.4
Exercise price	$44.29	$39.60	$34.14
Grant date fair value per share	$4.57	$5.78	$6.11

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

The value of stock options at the date of the grant is amortized through expense over the requisite service period using the straight-line method. As of December 31, 2014, $1,545 of total unrecognized compensation cost related to nonvested stock options is expected to be recognized over the remaining weighted-average period of 1.7 years. The total grant date fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $2,728, $3,512 and $3,219, respectively.

The table below summarizes stock option activity for the year ended December 31, 2014:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	2,055	$28.80
Granted	491	44.29
Forfeited or expired	(62)	39.23
Exercised	(574)	25.40
Options outstanding at December 31, 2014	1,910	$33.47	3.9	$37,881
Exercisable at December 31, 2014	1,094	$27.68	2.8	$28,022

The following table summarizes additional information regarding stock options exercised during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Intrinsic value	$12,689	$15,102	$14,515
Exercise proceeds	14,582	20,211	22,112
Income tax benefit	3,885	4,383	4,017

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

In 2014, 2013 and 2012, the Company granted restricted stock units, both with and without performance conditions, to certain employees under the Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1 of the year of the grant and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1 of the year of grant (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period.

During 2014, 2013 and 2012, the Company granted restricted stock units to non-employee directors under the Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (a) 15 months after grant date or (b) the participant’s separation from service. Because these restricted stock units vested on grant date, the total grant date fair value was recorded in operation and maintenance expense included in the expense table above on the grant date.

Restricted stock units generally vest over periods ranging from one to three years. Restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. Restricted stock units granted with market conditions are valued using a Monte Carlo model. Expected volatility is based on historical volatilities of traded common stock of the Company and comparative companies using daily stock prices over the past three years. The expected term is three years and the risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date. The following table presents the weighted-average assumptions used in the Monte Carlo simulation and the weighted-average grant date fair values of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected volatility	17.78%	19.37%	22.47%
Risk-free interest rate	0.75%	0.40%	0.43%
Expected life (years)	3	3	3
Grant date fair value per share	$45.45	$40.13	$37.40

The grant date fair value of restricted stock awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of December 31, 2014, $4,634 of total unrecognized compensation cost related to the nonvested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.4 years. The total grant date fair value of restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was $10,829, $8,891 and $4,191, respectively.

The table below summarizes restricted stock unit activity for the year ended December 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2014	539	$36.27
Granted	228	45.45
Performance share adjustment	113	30.34
Vested	(337)	32.13
Forfeited	(27)	41.61
Non-vested total at December 31, 2014	516	$41.46

The following table summarizes additional information regarding restricted stock units distributed during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Intrinsic value	$15,539	$13,983	$6,159
Income tax benefit	1,625	2,049	799

If dividends are paid with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $962, $648 and $1,168 to retained earnings during the years ended December 31, 2014, 2013 and 2012, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (“ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of (a) the beginning or (b) the end of each three-month purchase period. As of December 31, 2014, there were 1,261 shares of common stock reserved for issuance under the ESPP. The Company’s ESPP is considered compensatory. During the years ended December 31, 2014, 2013 and 2012, the Company issued 102, 111 and 118 shares, respectively, under the ESPP.

Note 9: Long-Term Debt

The Company primarily incurs long-term debt to fund capital expenditures of the regulated subsidiaries. The components of long-term at December 31 are:

	Rate	Weighted Average Rate	Maturity	2014	2013

Long-term debt of American Water Capital Corp. ("AWCC") (a)
Private activity bonds and government funded debt
Fixed rate	1.79%-6.25%	5.33%	2021-2040	$231,330	$330,732
Senior notes
Fixed rate	3.40%-8.27%	5.43%	2016-2042	3,753,200	3,312,761
Long-term debt of other subsidiaries
Private activity bonds and government funded debt
Fixed rate (b)	0.00%-6.20%	4.73%	2015-2041	795,472	863,716
Mortgage bonds
Fixed rate	4.29%-9.71%	7.41%	2015-2039	676,500	676,500
Mandatorily redeemable preferred stock	8.47%-9.75%	8.60%	2019-2036	17,252	18,902
Capital lease obligations	12.17%	12.17%	2026	885	913
Long-term debt				5,474,639	5,203,524
Unamortized debt, net (c)				31,168	35,984
Interest rate swap fair value adjustment				3,570	4,724
Total long-term debt				$5,509,377	$5,244,232

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.
(b)

Includes $10,190 and $11,920 of variable rate debt with variable-to-fixed interest rate swaps ranging between 3.93% and 4.72%, at December 31, 2014 and 2013, respectively. This debt was assumed via an acquisition in 2013.

(c)	Primarily fair value adjustments previously recognized in acquisition purchase accounting.

All $676,500 of the subsidiaries’ mortgage bonds and $729,170 of the $795,472 total subsidiaries’ private activity bonds and government funded debt at December 31, 2014 are collateralized by utility plant.

Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets. Certain long term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2014 was 0.55 to 1.00. In addition, the Company has $1,044,990 of notes which include the right to redeem the notes at par in whole or in part from time to time subject to certain restrictions.

The future sinking fund payments and maturities are as follows:

Year	Amount
2015	$61,132
2016	53,353
2017	572,775
2018	455,861
2019	164,909
Thereafter	4,166,609

The following long-term debt was issued in 2014:

Company	Type	Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	3.40%-4.30%	2025-2042	$500,000
Other subsidiaries (1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2031-2033	10,474
Total issuances				$510,474

(1)

Included in the issuance amounts for other subsidiaries private activity bonds and government funded debt above was $9,977, which was initially kept in Trust pending the Company’s certification that it has incurred qualifying capital expenditures. These issuances have been presented as non-cash in the accompanying Consolidated Statements of Cash Flows. Subsequent releases of all or a lesser portion of these funds by the applicable Trust are reflected as the release of restricted funds and are included in investing activities in the accompanying Consolidated Statements of Cash Flows.

The Company incurred debt issuance costs of $4,593 related to the above issuances. The Company also assumed debt of $1,683 via an acquisition during 2014.

The following long-term debt was retired through optional redemption or payment at maturity during 2014:

Company	Type	Rate	Maturity	Amount
AWCC	Private activity bonds and government funded debt—fixed rate	6.00%-6.75%	2018-2032	$101,085
AWCC	Senior notes—fixed rate	6.00%	2039	59,561
Other subsidiaries (1)	Private activity bonds and government funded debt—fixed rate	0.00%-5.25%	2014-2041	78,718
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%-9.18%	2031-2036	1,650
Other subsidiaries	Capital lease payments			28
Total retirements and redemptions				$241,042

(1)	Includes $1,021 of non-cash defeasance via the use of restricted funds.

Interest, net includes interest income of approximately $11,441, $11,753 and $12,652 in 2014, 2013 and 2012, respectively.

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

The Company has an interest-rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company pays variable interest of six-month LIBOR plus 3.422%. The swap is accounted for as a fair-value hedge and matures with the fixed-rate debt in 2017. The following table provides a summary of the derivative and fixed rate debt fair value balances recorded by the Company as of December 31, 2014 and 2013, and the line items in the Consolidated Balance Sheets in which such amounts are recorded:

Balance sheet classification	2014	2013
Regulatory and other long-term assets
Other	$3,636	$4,776
Long-term debt
Long-term debt	3,570	4,724

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting gain or loss on the hedged item in interest expense for the years ended December 31 as follows:

Income statement classification	2014	2013	2012
Interest, net
Gain (loss) on swap	$(1,140)	$(3,133)	$2,085
Gain (loss) on borrowing	1,154	2,991	(1,604)
Hedge ineffectiveness	14	(142)	481

Note 10: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $449,959 (net of discount of $41) and $630,307 (net of discount of $193) at December 31, 2014 and 2013, respectively. At December 31, 2014 there were no borrowings outstanding with maturities greater than three months.

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

AWCC had the following available capacity under its commercial paper program at December 31:

	2014	2013
Commercial paper program	$1,000,000	$1,000,000
Commercial paper program available capacity	550,000	369,500

At December 31, AWCC had the following sub-limits and available capacity under each applicable credit facility:

	2014	2013
Letter of credit sublimit	$150,000	$150,000
Letter of credit available capacity	112,104	108,215

At December 31, 2014 and 2013, the Company had $37,896 and $41,785 of outstanding letters of credit, respectively, all of which were issued under the revolving credit facility noted above.

The following table presents the short-term borrowing activity for AWCC for the years ended December 31, 2014 and 2013:

	2014	2013(1)
Average borrowings	$548,530	$370,420
Maximum borrowings outstanding	745,000	829,250
Weighted average interest rates, computed on daily basis	0.31%	0.43%
Weighted average interest rates, at Dec 31	0.42%	0.36%
(1) 2013 average borrowings, maximum borrowings outstanding, and weighted average interest rates, computed on daily basis have been revised by immaterial amounts.

The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio at December 31, 2014 was 0.55 to 1.00.

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

Note 11: General Taxes

Components of general tax expense from continuing operations for the years ended December 31 are as follows:

	2014	2013	2012
Gross receipts and franchise	$96,014	$96,044	$92,612
Property and capital stock	95,651	94,394	84,448
Payroll	30,698	30,985	32,335
Other general	14,369	12,775	11,363
	$236,732	$234,198	$220,758

Note 12: Income Taxes

Components of income tax expense from continuing operations for the years ended December 31 are as follows:

	2014	2013	2012
State income taxes
Current	$11,055	$7,202	$26,604
Deferred
Current	(287)	(405)	(280)
Non-current	30,788	26,821	24,256
	$41,556	$33,618	$50,580

Federal income taxes
Current	$14,767	$(19,995)	$31,482
Deferred
Current	(1,528)	(1,324)	(2,031)
Non-current	226,572	226,295	178,274
Amortization of deferred investment tax credits	(1,394)	(1,501)	(1,518)
	238,417	203,475	206,207
	$279,973	$237,093	$256,787

A reconciliation of income tax expense from continuing operations at the statutory federal income tax rate to actual income tax expense for the years ended December 31 is as follows:

	2014	2013	2012
Income tax at statutory rate	$248,424	$212,777	$220,636
Increases (decreases) resulting from:
State taxes, net of federal taxes	27,011	21,852	32,877
Change in valuation allowance	(2)	(455)	143
Flow through differences	3,467	3,217	3,032
Amortization of deferred investment tax credits	(1,394)	(1,501)	(1,518)
Subsidiary preferred dividends	532	584	634
Sec 162(m) Adjustment	980	—	—
Other, net	955	619	983
Actual income tax expense	$279,973	$237,093	$256,787

The following table provides the components of the net deferred tax liability from continuing operations at December 31:

	2014	2013
Deferred tax assets:
Advances and contributions	$502,069	$510,122
Deferred investment tax credits	9,452	10,027
Other postretirement benefits	104,723	107,773
Tax losses and credits	197,288	265,640
Pension benefits	124,985	122,143
Unamortized debt discount, net	20,249	20,249
Other	32,159	23,001
	990,925	1,058,955
Valuation allowance	(10,379)	(13,555)
	$980,546	$1,045,400
Deferred tax liabilities:
Utility plant, principally due to depreciation differences	$2,676,574	$2,478,617
Income taxes recoverable through rates	75,538	81,135
Deferred business services project expenses	4,584	4,584
Deferred other postretirement benefits	65,157	65,071
Deferred pension benefits	121,317	169,336
Other	71,514	69,632
	3,014,684	2,868,375
	$(2,034,138)	$(1,822,975)

At December 31, 2014 and 2013, the Company recorded federal net operating loss (“NOL”) carryforwards of $1,004,705 and $1,182,075, respectively. The 2014 balance does not include $14,325 of windfall tax benefits on stock-based compensation that will not be recorded to equity until the benefit is realized. The Company believes the federal NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company evaluated its ability to fully utilize the existing federal NOL carryforwards in light of the RWE divestiture in November 2009. Under Internal Revenue Code (“I.R.C.”) Section 382, an ownership change occurs if there is a greater than fifty percent (50%) change in equity ownership of a company over a three-year period determined by reference to the ownership of persons holding five percent (5%) or more of that company’s equity securities. If a company undergoes an ownership change as defined by I.R.C. Section 382, the company’s ability to utilize its pre-change NOL carryforwards to offset post-change income may be limited.

The Company believes that the limitation imposed by I.R.C. Section 382 generally should not preclude use of its federal NOL carryforwards, assuming the Company has sufficient taxable income in future carryforward periods to utilize those NOL carryforwards. The Company’s federal NOL carryforwards do not begin expiring until 2028.

At December 31, 2014 and 2013, the Company had state NOLs of $542,705 and $628,049, respectively, a portion of which are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards will expire between 2015 and 2033.

At December 31, 2014 and 2013, the Company had Canadian NOL carryforwards of $6,498 and $6,323, respectively. The majority of these carryforwards are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The Canadian NOL carryforwards will expire between 2015 and 2033.

The Company had capital loss carryforwards for federal income tax purposes of $3,844 at December 31, 2014 and 2013. The Company has recognized a full valuation allowance for the capital loss carryforwards because the Company does not believe these losses are more likely than not to be recovered.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for years before 2008. For U.S. federal, tax year 2011 is also closed.

The Company has state income tax examinations in progress and does not expect material adjustments to result.

The Patient Protection and Affordable Care Act (the “PPACA”) became law on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010 became law on March 30, 2010, which makes various amendments to certain aspects of the PPACA (together, the “Acts”). The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. The Acts effectively make the subsidy payments taxable in tax years beginning after December 31, 2012 and as a result, the Company followed its original accounting for the underfunded status of the other postretirement benefits for the Medicare Part D adjustment and recorded a reduction in deferred tax assets and an increase in its regulatory assets amounting to $6,348 and $6,241 at December 31, 2014 and 2013, respectively.

The following table summarizes the changes in the Company’s gross liability, excluding interest and penalties, for unrecognized tax benefits:

Balance at January 1, 2013	$180,993
Increases in current period tax positions	27,229
Decreases in prior period measurement of tax positions	(30,275)
Balance at December 31, 2013	$177,947
Increases in current period tax positions	53,818
Decreases in prior period measurement of tax positions	(36,528)
Balance at December 31, 2014	$195,237

The total balance in the table above does not include interest and penalties of $157 and $242 as of December 31, 2014 and 2013, respectively, which is recorded as a component of income tax expense. The majority of the increased tax position is attributable to temporary differences. The increase in 2014 current period tax positions related primarily to the Company’s change in tax accounting method filed in 2008 for repair and maintenance costs on its utility plant. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. If the Company sustains all of its positions at December 31, 2014 and 2013, an unrecognized tax benefit of $9,444 and $7,439, respectively, excluding interest and penalties, would impact the Company’s effective tax rate.

The following table summarizes the changes in the Company’s valuation allowance:

Balance at January 1, 2012	$21,579
Increases in current period tax positions	—
Decreases in current period tax positions	(2,059)
Balance at December 31, 2012	$19,520
Increases in current period tax positions	—
Decreases in current period tax positions	(5,965)
Balance at December 31, 2013	$13,555
Increases in current period tax positions	—
Decreases in current period tax positions	(3,176)
Balance at December 31, 2014	$10,379

Included in 2013 is a discrete tax benefit totaling $2,979 associated with an entity re-organization within the Company’s Market-Based Operations segment that allowed for the utilization of state net operating loss carryforwards and the release of an associated valuation allowance.

Note 13: Employee Benefits

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

The Company’s pension funding practice is to contribute at least the greater of the minimum amount required by the Employee Retirement Income Security Act of 1974 or the normal cost. Further, the Company will consider additional contributions if needed to avoid “at risk” status and benefit restrictions under the Pension Protection Act of 2006. The Company may also consider increased contributions, based on other financial requirements and the plans’ funded position. Pension plan assets are invested in a number of actively managed and commingled funds including equity and bond funds, fixed income securities, guaranteed interest contracts with insurance companies, real estate funds and real estate investment trusts (“REITs”).

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

The Company’s policy is to fund other postretirement benefit costs up to the amount recoverable through rates. Assets of the plans are invested in a number of actively managed commingled funds including equity and bond funds and fixed income securities.

The obligations of the pension and postretirement benefit plans are dominated by obligations for active employees. Because the timing of expected benefit payments is so far in the future, the investment strategy is to allocate a significant percentage of assets to equities, which the Company believes will provide the highest return over the long-term period. The fixed income assets are invested in intermediate and long duration debt securities and may be invested in fixed income instruments, such as futures and options, in order to better match the duration of the plan liability.

The Company periodically conducts asset liability studies to ensure the investment strategies are aligned with the profile of the plans’ obligations.

None of the Company’s securities are included in pension or other postretirement benefit plan assets.

The Company uses fair value for all classes of assets in the calculation of market-related value of plan assets.

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted-average credit rating of A or better by Standard & Poor’s.

The investment policies’ objectives are focused on reducing the volatility of the plans’ funding status over a long term horizon.

The fair values and asset allocations of pension plan assets at December 31, 2014, by asset category, follow:

Asset Category	Target Allocation 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2014
Cash	—	$8,370	$8,370	$—	$—	—
Equity securities:
U.S. large cap	24%	342,081	342,081	—	—	24%
U.S. small cap value	8%	116,503	116,503	—	—	8%
International	20%	274,143	—	274,143	—	19%
Fixed income securities:	40%					41%
U.S. Treasury and government bonds	—	140,057	121,351	18,706	—	—
Corporate bonds	—	376,939	—	376,939	—	—
Mortgage-backed securities	—	4,285	—	4,285	—	—
Long duration bond fund	—	6,555	6,555	—	—	—
Guaranteed annuity contracts	—	51,517	—	8,987	42,530	—
Real estate	6%	84,821	—	—	84,821	6%
REITs	2%	22,889	—	22,889	—	2%
Total	100%	$1,428,160	$594,860	$705,949	$127,351	100%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Level 3
Balance, January 1, 2014	$43,825
Actual return on assets	7,053
Purchases, issuances and settlements, net	76,473
Balance, December 31, 2014	$127,351

The fair values and asset allocations of pension plan assets at December 31, 2013, by asset category, follow:

Asset Category	Target Allocation 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2013
Cash	—	$12,844	$12,844	$—	$—	—
Equity securities:
U.S. large cap	24%	455,068	455,068	—	—	33%
U.S. small cap value	8%	139,571	139,571	—	—	10%
International	20%	295,226	615	294,611	—	21%
Fixed income securities:	40%					35%
U.S. Treasury and government bonds	—	81,200	76,222	4,978	—	—
Corporate bonds	—	209,500	—	209,500	—	—
Mortgage-backed securities	—	116,956	—	116,956	—	—
Long duration bond fund	—	5,177	5,177	—	—	—
Guaranteed annuity contracts	—	52,772	—	8,947	43,825	—
Real estate	6%	—	—	—	—	—
REITs	2%	15,307	—	15,307	—	1%
Total	100%	$1,383,621	$689,497	$650,299	$43,825	100%

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Level 3
Balance, January 1, 2013	$173,625
Actual return on assets	10,384
Purchases, issuances and settlements, net	(140,184)
Balance, December 31, 2013	$43,825

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

The assets of the Company’s other trusts, within the other postretirement benefit plans, have been primarily invested in equities and fixed income funds. The assets under the various other postretirement benefit trusts are invested differently based on the assets and liabilities of each trust. The obligations of the other postretirement benefit plans are dominated by obligations for the medical bargaining trust. Thirty-nine percent and four percent of the total postretirement plan benefit obligations are related to the medical non-bargaining and life insurance trusts, respectively. Because expected benefit payments related to the benefit obligations are so far into the future, and the size of the medical non-bargaining and life insurance trusts’ obligations are large compared to each trusts’

assets, the investment strategy is to allocate a significant portion of the assets’ investment to equities, which the Company believes will provide the highest long-term return and improve the funding ratio.

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

In order to minimize asset volatility relative to the liabilities, a portion of plan assets is allocated to fixed income investments that are exposed to interest rate risk. Increases in interest rates generally will result in a decline in the value of fixed income assets while reducing the present value of the liabilities. Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities. Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.

Actual allocations to each asset class vary from target allocations due to periodic investment strategy updates, market value fluctuations, the length of time it takes to fully implement investment allocation, and the timing of benefit payments and contributions. The asset allocation is rebalanced on a quarterly basis, if necessary.

The fair values and asset allocations of postretirement benefit plan assets at December 31, 2014, by asset category, follow:

Asset Category	Target Allocation 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2014
Bargain VEBA:
Cash	—	$189	$189	$—	—	—
Equity securities:
U.S. large cap	9%	34,168	34,168	—	—	9%
U.S. small cap value	—	—	—	—	—	—
International	11%	40,232	40,232	—	—	10%
Fixed income securities:	80%					81%
U.S. Treasury securities and government bonds	—	155,087	155,087	—	—	—
Corporate bonds	—	168,317	—	168,317	—	—
Long duration bond fund	—	3,245	3,245	—	—	—
Future and option contracts (a)	—	387	387	—	—	—
Total bargain VEBA	100%	$401,625	$233,308	$168,317	—	100%
Non-bargain VEBA:
Cash	—	$636	$636	$—	—	—
Equity securities:
U.S. large cap	21%	21,966	21,966	—	—	21%
U.S. small cap value	21%	21,123	21,122	1	—	21%
International	28%	28,611	28,611	—	—	28%
Fixed income securities:	30%					30%
Core fixed income bond fund	—	30,762	30,762	—	—	—
Total non-bargain VEBA	100%	$103,098	$103,097	$1	—	100%
Life VEBA:
Cash	—	$65	$65	$—	—	—
Equity securities:
U.S. large cap	70%	4,924	4,924	—	—	67%
Fixed income securities:	30%					33%
Core fixed income bond fund	—	2,336	2,336	—	—	—
Total life VEBA	100%	$7,325	$7,325	$—	—	100%
Total	100%	$512,048	$343,730	$168,318	—	100%

(a)	Includes cash for margin requirements.

The fair values and asset allocations of postretirement benefit plan assets at December 31, 2013, by asset category, follow:

Asset Category	Target Allocation 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets at December 31, 2013
Bargain Veba:
Cash	—	$689	$689	$—	—	—
Equity securities:
U.S. large cap	18%	72,108	72,108	—	—	19%
U.S. small cap value	7%	26,574	26,574	—	—	7%
International	15%	55,888	55,888	—	—	15%
Fixed income securities:	60%					59%
U.S. Treasury securities and government bonds	—	95,010	91,578	3,432	—	—
Corporate bonds	—	117,843	—	117,843	—	—
Long duration bond fund	—	2,043	2,043	—	—	—
Future and option contracts (a)	—	620	620	—	—	—
Total bargain VEBA	100%	$370,775	$249,500	$121,275	—	100%
Non-bargain VEBA:
Cash	—	$3,451	$3,451	$—	—	—
Equity securities:
U.S. large cap	21%	41,430	41,430	—	—	43%
U.S. small cap value	21%	—	—	—	—	0%
International	28%	27,739	27,739	—	—	29%
Fixed income securities:	30%					28%
Core fixed income bond fund	—	23,563	23,563	—	—	—
Total non-bargain VEBA	100%	$96,183	$96,183	$—	—	100%
Life VEBA:
Cash	—	$27	$27	$—	—	—
Equity securities:
U.S. large cap	70%	5,527	5,527	—	—	71%
Fixed income securities:	30%					29%
Core fixed income bond fund	—	2,206	2,206	—	—	—
Total Life VEBA	100%	$7,760	$7,760	$—	—	100%
Total	100%	$474,718	$353,443	$121,275	—	100%

(a)	Includes cash for margin requirements.

Valuation Techniques Used to Determine Fair Value

Cash—Cash and investments with maturities of three months or less when purchased, including certain short-term fixed-income securities, are considered cash and are included in the recurring fair value measurements hierarchy as Level 1.

Equity securities—For equity securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, that the Company is able to independently corroborate. Equity securities are valued based on quoted prices in active markets and categorized as Level 1. Certain equities, such as international securities held in the pension plan are invested in commingled funds. These funds are valued to reflect the plan fund’s interest in the fund based on the reported year-end net asset value. Since net asset value is not directly observable or not available on a nationally recognized securities exchange for the commingled funds, they are categorized as Level 2.

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

Real estate fund—Real estate fund is valued using the net asset value based on valuation models of underlying securities which generally include significant unobservable inputs that cannot be corroborated using verifiable observable market data. Real estate fund is categorized as Level 3 as the fund uses significant unobservable inputs for fair value measurement.

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

The following table provides a rollforward of the changes in the benefit obligation and plan assets for the most recent two years for all plans combined:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at January 1	$1,494,132	$1,621,244	$561,923	$687,082
Service cost	31,773	37,872	11,058	15,282
Interest cost	76,652	68,096	28,605	28,700
Plan participants' contributions	—	—	2,625	2,514
Actuarial (gain) loss	255,762	(180,688)	123,342	(148,410)
Gross benefits paid	(111,863)	(52,392)	(26,440)	(25,263)
Federal subsidy	—	—	2,159	2,018
Benefit obligation at December 31	$1,746,456	$1,494,132	$703,272	$561,923

Change in Plan Assets
Fair value of plan assets at January 1	$1,383,621	$1,157,697	$474,718	$433,260
Actual return on plan assets	116,363	208,821	48,989	36,202
Employer contributions	40,039	69,495	12,156	28,005
Plan participants' contributions	—	—	2,625	2,514
Benefits paid	(111,863)	(52,392)	(26,440)	(25,263)
Fair value of plan assets at December 31	$1,428,160	$1,383,621	$512,048	$474,718

Funded status at December 31	$(318,296)	$(110,511)	$(191,224)	$(87,205)

Amounts recognized in the balance sheet consist of:
Noncurrent asset	$—	$—	$1,326	$1,271
Current liability	(1,928)	(1,969)	(48)	(57)
Noncurrent liability	(316,368)	(108,542)	(192,502)	(88,419)
Net amount recognized	$(318,296)	$(110,511)	$(191,224)	$(87,205)

Benefits paid in 2014 includes $55,579 from a one-time lump sum window offering to retired vested participants.

The following table provides the components of the Company’s accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013

Net actuarial loss	$379,743	$145,376	$119,566	$17,632
Prior service cost (credit)	3,694	4,418	(12,330)	(14,519)
Net amount recognized	$383,437	$149,794	$107,236	$3,113
Regulatory assets	$248,641	$90,380	$107,236	$3,113
Accumulated other comprehensive income	134,796	59,414	—	—
	$383,437	$149,794	$107,236	$3,113

At December 31, 2014 and 2013, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets were as follows:

	Projected Benefit
	Obligation Exceeds the
	Fair Value of Plans' Assets
	2014	2013
Projected benefit obligation	$1,746,000	$1,494,000
Fair value of plan assets	1,428,000	1,384,000

	Accumulated Benefit
	Obligation Exceeds the
	Fair Value of Plans' Assets
	2014	2013
Accumulated benefit obligation	$1,616,000	$43,000
Fair value of plan assets	1,428,000	17,000

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

Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to the greater of the minimum required contributions or the normal cost in 2015 to the qualified pension plans. The Company plans to contribute to its 2015 other postretirement benefit cost for rate-making purposes.

Information about the expected cash flows for the pension and postretirement benefit plans is as follows:

	Pension	Other
	Benefits	Benefits
2015 expected employer contributions
To plan trusts	$28,000	$26,500
To plan participants	1,929	104

The Company made 2015 contributions to fund pension benefits and other benefits of $6,100 and $6,632, respectively, through February 2015.

The following table reflects the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2015	$63,355	$27,897	$2,113
2016	69,673	30,672	2,295
2017	75,894	33,518	2,486
2018	82,063	36,502	2,678
2019	88,635	39,172	2,892
2020—2024	528,913	226,602	18,220
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

The significant assumptions related to the Company’s pension and other postretirement benefit plans are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine December 31 benefit obligations
Discount rate	4.24%	5.12%	4.17%	4.24%	5.10%	4.16%
Rate of compensation increase	3.12%	3.15%	3.19%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.75% in 2014	7.00% in 2013	7.25% in 2012
				to 5.00% in 2021+	to 5.00% in 2019+	to 5.00% in 2019+

Weighted-average assumptions used to determine net periodic cost
Discount rate	5.12%	4.17%	5.02%	5.10%	4.16%	5.05%
Expected return on plan assets	6.91%	7.49%	7.75%	5.87%	6.99%	7.41%
Rate of compensation increase	3.15%	3.19%	3.25%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				7.00% in 2014	7.25% in 2013	7.50% in 2012
				to 5.00% in 2019+	to 5.00% in 2019+	to 5.00% in 2019+
______________________
N/A - Assumption is not applicable.

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

In the determination of year end 2014 projected benefit plan obligations, the Company adopted a new table based on the Society of Actuaries RP 2014 mortality table including a generational BB-2D projection scale. The adoption resulted in a significant increase to pension and other postretirement benefit plans’ projected benefit obligations.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost components	$5,943	$(4,887)
Effect on other postretirement benefit obligation	$105,967	$(86,179)

The following table provides the components of net periodic benefit costs for the years ended December 31:

	2014	2013	2012
Components of net periodic pension benefit cost
Service cost	$31,773	$37,872	$34,209
Interest cost	76,652	68,096	70,866
Expected return on plan assets	(94,838)	(88,429)	(79,272)
Amortization of:
Prior service cost (credit)	724	724	723
Actuarial (gain) loss	(131)	37,170	29,636
Settlement loss	—	—	7,135
Net periodic pension benefit cost	$14,180	$55,433	$63,297

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service credit (cost)	$(166)	$(174)	$(176)
Current year actuarial (gain) loss	46,119	(73,472)	26,425
Amortization of actuarial gain (loss)	31	(8,911)	(7,301)
Total recognized in other comprehensive income	$45,984	$(82,557)	$18,948
Total recognized in net periodic benefit cost and comprehensive income	$60,164	$(27,124)	$82,245

Components of net periodic other postretirement benefit cost
Service cost	$11,058	$15,282	$14,207
Interest cost	28,605	28,700	31,570
Expected return on plan assets	(27,500)	(30,285)	(28,711)
Amortization of:
Prior service cost (credit)	(81)	(2,189)	(1,915)
Actuarial (gain) loss	(2,189)	11,128	9,537
Other	—	—	(696)
Net periodic other postretirement benefit cost	$9,893	$22,636	$23,992

The Company’s policy is to recognize curtailments when the total expected future service of plan participants is reduced by greater than 10% due to an event that results in terminations and/or retirements.

Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation or the fair value of plan assets are amortized over the expected average remaining future service of the current active membership for the plans.

The estimated amounts that will be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost in 2015 are as follows:

	Pension Benefits	Other Benefits
Actuarial (gain) loss	$25,108	$5,009
Prior service cost (credit)	754	(2,189)
Total	$25,862	$2,820

Savings Plans for Employees

The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006 the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. Plan expenses totaled $7,595 for 2014, $7,926 for 2013 and $7,990 for 2012. All of the Company’s contributions are invested in one or more funds at the direction of the employee.

Note 14: Commitments and Contingencies

Commitments

Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $217,082 at December 31, 2014.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. Purchased water expenses were approximately $124,334, $114,471 and $115,426 for the years ended December 31, 2014, 2013 and 2012, respectively. Future annual commitments related to minimum quantities of purchased water having non-cancelable terms in excess of one year at December 31, 2014 are $55,141 in 2015, $50,936 in 2016, $44,175 in 2017, $43,034 in 2018, $43,098 in 2019 and $441,206 thereafter.

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military services agreements expire between 2051 and 2064 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,543,778 at December 31, 2014. The military contracts are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s Operations and Maintenance agreements with municipalities and other customers expire between 2015 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $865,803 at December 31, 2014. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At December 31, 2014, the Company has accrued approximately $5,000 as probable costs and it is reasonably possible that additional losses could range up to $30,100 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such claims or actions will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

On October 13, 2014, we entered into a settlement agreement with the Utility Workers Union of America (“UWUA”) designed to resolve a dispute between our company and the labor unions representing employees in the Regulated Businesses (“the Unions”).  Among other things, the settlement agreement provides for a new 2014-2018 National Benefits Agreement that will be in effect generally until July 31, 2018. In addition, we agreed to make a $10 million lump-sum payment, to be distributed in accordance with procedures set forth in the settlement agreement among eligible employees represented by the Unions and affected by implementation of our last, best and final offer. The majority of the distributions are expected to be used to reimburse employees for medical claims which were incurred during the relevant period and will be funded by the Group Insurance Plan for American Water Works Company, Inc. and Its Designated Subsidiaries and Affiliates – Active Employees VEBA (the “VEBA Trust”), to which we previously have made contributions.

The Unions approved the settlement agreement on October 30, 2014, and the National Labor Relations Board (the “NLRB”) approved the settlement agreement on October 31, 2014. The NLRB, UWUA and the Company filed a joint stipulation to dismiss the petition for review. The Seventh Circuit voluntarily dismissed all the parties' appeals on December 16, 2014. The NLRB will dismiss the unfair labor practice charge pending on the national benefits dispute when we have complied with the settlement agreement.

Note 15: Earnings per Common Share

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

The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations and net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Years Ended December 31,
Basic	2014	2013	2012
Income from continuing operations	$429,841	$370,844	$373,602
Loss from discontinued operations, net of tax	(6,733)	(1,580)	(15,532)
Net income	423,108	369,264	358,070
Less: Distributed earnings to common shareholders	217,253	150,038	214,541
Less: Distributed earnings to participating securities	63	60	86
Undistributed earnings	205,792	219,166	143,443
Undistributed earnings allocated to common shareholders	205,735	219,082	143,385
Undistributed earnings allocated to participating securities	57	84	58
Total income from continuing operations available to common shareholders, basic	$429,721	$370,700	$373,458
Total income available to common shareholders, basic	$422,988	$369,120	$357,926

Weighted-average common shares outstanding, basic	178,888	177,814	176,445
Basic earnings per share: (a)
Income from continuing operations	$2.40	$2.08	$2.12
Loss from discontinued operations, net of tax	$(0.04)	$(0.01)	$(0.09)
Net income	$2.36	$2.08	$2.03

(a)Earnings per share amounts are computed independently for income from continuing operations, loss from discontinued operations and net income. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net income.

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

The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations and net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Years Ended December 31,
Diluted	2014	2013	2012
Total income from continuing operations available to common shareholders, basic	$429,721	$370,700	$373,458
Loss from discontinued operations, net of tax	(6,733)	(1,580)	(15,532)
Total income available to common shareholders, basic	422,988	369,120	357,926
Undistributed earnings for participating securities	57	84	58
Total income from continuing operations available to common shareholders, diluted	$429,778	$370,784	$373,516
Total income available to common shareholders, diluted	$423,045	$369,204	$357,984

Weighted-average common shares outstanding, basic	178,888	177,814	176,445
Common stock equivalents:
Restricted stock units	454	510	618
Stock options	463	730	607
Employee stock purchase plan	1	2	1
Weighted-average common shares outstanding, diluted	179,806	179,056	177,671
Diluted earnings per share (a)
Income from continuing operations	$2.39	$2.07	$2.10
Loss from discontinued operations, net of tax	$(0.04)	$(0.01)	$(0.09)
Net income	$2.35	$2.06	$2.01

(a)Earnings per share amounts are computed independently for income from continuing operations, loss from discontinued operations and net income. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net income.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations for the years ended December 31 because they were anti-dilutive:

	2014	2013	2012
Stock options	323	327	619
Restricted stock units where certain performance conditions were not met	—	20	19

Note 16: Fair Values of Financial Instruments

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

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments are as follows:

	Carrying	At Fair Value as of December 31, 2014
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$17,151	$ —	$ —	$22,167	$22,167
Long-term debt (excluding capital lease obligations)	5,491,341	2,874,622	1,474,708	2,055,058	6,404,388

	Carrying	At Fair Value as of December 31, 2013
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$18,827	$ —	$ —	$22,795	$22,795
Long-term debt (excluding capital lease obligations)	5,224,492	2,263,355	1,462,404	2,057,506	5,783,265

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

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2014 and 2013, respectively:

Recurring Fair Value Measures	At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$45,182	$ —	$ —	$45,182
Rabbi trust investments	—	11,751	—	11,751
Deposits	4,158	—	—	4,158
Mark-to-market derivative asset	—	3,636	—	3,636
Total assets	49,340	15,387	—	64,727

Liabilities:
Deferred compensation obligation	—	11,765	—	11,765
Mark-to-market derivative liability	—	1,012	—	1,012
Total liabilities	—	12,777	—	12,777
Total net assets	$49,340	$2,610	$ —	$51,950

Recurring Fair Value Measures	At Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29,259	$ —	$ —	$29,259
Rabbi trust investments	—	444	—	444
Deposits	1,901	—	—	1,901
Mark-to-market derivative asset	—	4,776	—	4,776
Total assets	31,160	5,220	—	36,380

Liabilities:
Deferred compensation obligation	—	11,928	—	11,928
Mark-to-market derivative liability	—	1,276	—	1,276
Total liabilities	—	13,204	—	13,204
Total net assets (liabilities)	$31,160	$(7,984)	$ —	$23,176

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Restricted funds expected to be released within twelve months subsequent to year end are classified as current. Also included in the above restricted funds in 2014 is $22,366 of money market funds held in trust for active employee benefits.

Rabbi trust investments—The Company’s rabbi trust investments consist primarily of fixed income investments and mutual funds from which supplemental executive retirement plan benefits and deferred compensation obligations can be paid. The Company includes these assets in other long-term assets.

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

See Note 13 for the Company’s fair value of qualified pension and postretirement welfare plans’ assets.

Non-recurring Fair Value Measurements

As discussed in Note 7, the Company recognized continuing operations goodwill impairment charges of $0 for each of the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s goodwill valuation model includes significant unobservable inputs and falls within Level 3 of the fair value hierarchy.

Note 17: Leases

The Company has entered into operating leases involving certain facilities and equipment. Rental expenses under operating leases were $21,885 for 2014, $23,351 for 2013 and $27,945 for 2012. The operating leases for facilities will expire over the next 20 years and the operating leases for equipment will expire over the next five years. Certain operating leases have renewal options ranging from one to five years.

At December 31, 2014, the minimum annual future rental commitment under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are $14,007 in 2015, $11,898 in 2016, $10,970 in 2017, $9,763 in 2018, $9,457 in 2019 and $81,617 thereafter.

The Company has a series of agreements with various public entities (the “Partners”) to establish certain joint ventures, commonly referred to as “public-private partnerships.” Under the public-private partnerships, the Company constructed utility plant, financed by the Company and the Partners constructed utility plant (connected to the Company’s property), financed by the Partners. The Company agreed to transfer and convey some of its real and personal property to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”), issued by the Partners under a state Industrial Development Bond and Commercial Development Act. The Company leased back the total facilities, including portions funded by both the Company and the Partners, under leases for a period of 40 years.

The leases related to the portion of the facilities funded by the Company have required payments from the Company to the Partners that approximate the payments required by the terms of the IDBs from the Partners to the Company (as the holder of the IDBs). As the ownership of the portion of the facilities constructed by the Company will revert back to the Company at the end of the lease, the Company has recorded these as capital leases. The lease obligation and the receivable for the principal amount of the IDBs are presented by the Company on a net basis. The gross cost of the facilities funded by the Company recognized as a capital lease asset was $156,819 and $158,115 at December 31, 2014 and 2013, respectively, which is presented within utility plant. The future payments under the lease obligations are equal to and offset by the payments receivable under the IDBs.

At December 31, 2014, the minimum annual future rental commitment under the operating leases for the portion of the facilities funded by the Partners that have initial or remaining non-cancelable lease terms in excess of one year included in the preceding minimum annual rental commitments are $3,755 in 2015 through 2019, and $73,318 thereafter.

Note 18: Segment Information

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

The Regulated Businesses segment includes the Company’s 18 utility subsidiaries in continuing operations that provide water and wastewater services to customers in 16 U.S. states. The Market-Based Operations segment is comprised of market-based businesses that provide a broad range of water and wastewater services and products including homeowner water and sewer line maintenance services and water and wastewater facility operations and maintenance services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note 2) The Regulated Businesses and Market-Based Operations segment information includes intercompany costs that are allocated by American Water Works Service Company, Inc. and intercompany interest that is charged by AWCC, which are eliminated to reconcile to the consolidated results of operations. Inter-segment revenues, which are primarily recorded at cost plus mark-up that approximates current market prices, includes leased office space, furniture and equipment provided by the Company’s market-based subsidiaries to its regulated subsidiaries. Other includes corporate costs that are not allocated to the Company’s subsidiaries, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to the Acquisitions that have not been allocated to the segments for evaluation of segment performance and allocation of resource purposes. The adjustments related to the Acquisitions are reported in Other as they are excluded from segment performance measures evaluated by management. The following table includes the Company’s summarized segment information:

	As of or for the Year Ended
	December 31, 2014
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$2,674,329	$354,679	$(17,680)	$3,011,328
Depreciation and amortization	394,097	5,790	24,197	424,084
Total operating expenses, net	1,725,651	299,549	(16,448)	2,008,752
Income from continuing operations before income taxes	707,449	57,539	(55,174)	709,814
Total assets	14,342,837	314,253	1,473,866	16,130,956
Capital expenditures	946,306	9,813	—	956,119
Capital expenditures of discontinued operations (included in capital expenditures above)	—	12	—	12

	As of or for the Year Ended
	December 31, 2013
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues (1)	$2,593,918	$302,541	$(17,523)	$2,878,936
Depreciation and amortization (1)	375,939	6,012	24,766	406,717
Total operating expenses, net (1)	1,700,052	252,302	(21,734)	1,930,620
Income from continuing operations before income taxes (1)	654,834	53,104	(100,001)	607,937
Total assets	13,447,696	286,048	1,354,398	15,088,142
Assets of discontinued operations (included in total assets above)	—	7,761	—	7,761
Capital expenditures	973,301	6,951	—	980,252
Capital expenditures of discontinued operations (included in capital expenditures above)	—	517	—	517

	As of or for the Year Ended
	December 31, 2012
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues (1)	$2,564,434	$307,366	$(17,874)	$2,853,926
Depreciation and amortization (1)	349,629	5,560	25,213	380,402
Total operating expenses, net (1)	1,685,734	266,005	(21,917)	1,929,822
Income from continuing operations before income taxes (1)	649,117	44,948	(63,676)	630,389
Total assets	12,680,856	260,255	1,777,865	14,718,976
Assets of discontinued operations (included in total assets above)	—	7,646	—	7,646
Capital expenditures	921,500	7,074	—	928,574
Capital expenditures of discontinued operations (included in capital expenditures above)	2,884	705	—	3,589

(1) The information has been restated to reflect the impact of discontinued operations, as applicable. See Note 3 for additional details on the Company’s discontinued operations.

Note 19: Unaudited Quarterly Data

The following table sets forth certain supplemental unaudited consolidated quarterly financial data for each of the four quarters in the years ended December 31, 2014 and 2013, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods:

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net operating revenues	$679,003	$754,778	$846,169	$731,378
Operating income	187,442	254,788	337,285	223,061
Income from continuing operations	69,113	110,174	156,608	93,946
Net income	68,123	109,299	152,185	93,501
Basic earnings per common share:
Income from continuing operations	0.39	0.62	0.87	0.52
Net income	0.38	0.61	0.85	0.52
Diluted earnings per common share:
Income from continuing operations	0.39	0.61	0.87	0.52
Net income	0.38	0.61	0.85	0.52

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net operating revenues	$631,939	$718,565	$822,190	$706,242
Operating income	165,324	242,031	323,166	217,795
Income from continuing operations	58,445	101,369	149,909	61,121
Net income	57,643	101,263	150,665	59,693
Basic earnings per common share:
Income from continuing operations	0.33	0.57	0.84	0.34
Net income	0.32	0.57	0.85	0.33
Diluted earnings per common share:
Income from continuing operations	0.33	0.57	0.84	0.34
Net income	0.32	0.57	0.84	0.33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of December 31, 2014 pursuant to Rule15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2014, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In February 2015, our Board of Directors authorized a common stock repurchase program for the specific purpose of providing a vehicle to minimize share dilution that occurs through its dividend reinvestment, employee stock purchase and executive compensation programs. The program will allow the Company to purchase up to 10 million shares of its outstanding common stock over an unrestricted period of time to manage dilution. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions.  The Program will be conducted in accordance with Rule 10b-18 of the Exchange Act, as amended, and, to facilitate repurchases, the Company has also entered into with a broker a Rule 10b5-1 share repurchase plan.  By having the Program administered through a Rule 10b5-1 plan, the Company will be able to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Subject to applicable regulations, the Company may elect to amend or cancel the program or the Rule 10b5-1 parameters at its discretion.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item and not given below, is incorporated by reference in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Nominees for Election as Directors,” “Information Relative to the Board of Directors and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Corporate Governance Guidelines.”

We have adopted a Code of Ethics, which applies to directors and employees. The full text of the Code of Ethics is publicly available on our website at http://www.amwater.com. We intend to post on our website any amendments to certain provisions of our Code of Ethics and any waivers of such provisions granted to principal officers.

Name	Age	Office and Employment During Last Ten Years
Susan N. Story	55

Ms. Story was elected President and Chief Executive Officer (CEO) on May 9, 2014. Prior to that she served as Senior Vice President and Chief Financial Officer from April 2013 until May 2014. She was previously employed for over 30 years by Southern Company, which owns and operates electric utilities in four states, and also is engaged in electric wholesale generation and telecommunications, including both wireless and wireline, fiber optic communications. Ms. Story was an executive officer of Southern Company from 2003 until she joined the Company. In addition, from January 2011 until she joined the Company, she served as the President and Chief Executive Officer of Southern Company Services, which provides shared services for all of Southern Company’s subsidiaries, including information technology and cyber security efforts, human resources, procurement and supply chain management, marketing services, customer research and system transportation functions. From 2003 to December 2010, she was the President and Chief Executive Officer of Gulf Power Company, an electric utility serving the northwestern portion of Florida. Ms. Story is an independent board member of Raymond James Financial and serves on the boards of the Bipartisan Policy Center in Washington, DC and the Moffitt Cancer Center in Tampa, FL.

John R. Bigelow	60

Mr. Bigelow has been our Senior Vice President of Business Services since November 2011and became the Chair of the Board of Directors for American Water Works Service Company in January 2012. From 2007 until his new appointment in November 2011, Mr. Bigelow was President of New Jersey American Water (NJAWC). Mr. Bigelow joined American Water in 1994 and held a number of senior management positions during his tenure, including American Water’s Senior Vice President of Regulatory Programs and Enterprise Risk Management. From December 2003 to February 2006, Mr. Bigelow served as American Water’s Chief Financial Officer, Vice President and Treasurer of NJAWC, and Director, Vice President and Treasurer of New Jersey American Resources Co. Mr. Bigelow began his career with GPU System Companies, where he spent 18 years in various leadership roles in the finance area.

Sharon Cameron	58

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

Mark Chesla	55

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

Name	Age	Office and Employment During Last Ten Years
Deborah Degillio	43

Ms. Degillio has been our Vice President and Treasurer since January 1, 2015. From 2013 until her new appointment in December 2014, Ms. Degillio served as VP of Finance of American Water Enterprises, our Market-Based Operations. Ms. Degillio joined American Water in 2007 as Director of Financial Planning and Analysis, supporting California, Arizona, New Mexico and Hawaii and was named Vice President of the Eastern Division Finance team in 2009. As Vice President of the Eastern Division, Ms. Degillio managed a team of over 30 professionals and was responsible for financial analysis and planning, as well as rates strategy and execution for nine states in American Water’s regulated operations. Prior to joining American Water, Ms. Degillio held a number of roles at MCR Performance Solutions, a consulting firm in the energy sector, managing enterprise risk management and regulatory matters and providing financial management consulting for a number of large utilities. She began her career at CSC Planmetrics, a strategic consulting firm serving the utilities industry, where she supported electric and gas utilities through mergers and acquisitions, marketing plans and projects focused on process change.

Maureen Duffy	45

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

Walter J. Lynch	52

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

Kathy L. Pape	62

Ms. Pape has been our Senior Vice President, Mid-Atlantic Division since November 2011, and President of Pennsylvania American Water since July 2007. From 1999 to 2007, Ms. Pape served as Senior Vice President, Treasurer and Rate Counsel for Aqua America, Inc. and was part of the team that grew the company from one state to fourteen. From 1994 to 1999, Ms. Pape was employed by us as Regional Counsel and Finance Manager, where her responsibilities included rates and regulatory affairs, finance, budgeting and customer service for 10 states. Prior to 1994, Ms. Pape was Vice President-Rates for General Waterworks Management and Service Co., Assistant Counsel to the Pennsylvania Public Utility Commission and Assistant Consumer Advocate for the Pennsylvania Office of Consumer Advocate. Ms. Pape chairs the Pennsylvania Business Council and its Policy Roundtable, is on the Board of the PA Chamber and numerous non-profit boards. Ms. Pape holds a bachelor of arts in political science from Edinboro University, a JD from the Dickinson School of Law and an LLM in Taxation from Villanova University School of Law.

Nick O. Rowe	57

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

Name	Age	Office and Employment During Last Ten Years
Michael Sgro	56

Mr. Sgro became our Senior Vice President, General Counsel and Secretary on February 18, 2015. Prior to that he had been serving as our Corporate Secretary and Interim General Counsel of American Water Works Company, Inc. and responsible for all legal affairs of the Company, including corporate governance and other corporate matters, SEC matters, ethics and compliance matters. Prior to his new position, he served as the Divisional General Counsel Northeast Division of American Water, directing all legal matters for American Water’s Northeast Division, consisting of New Jersey American Water, New York American Water, and several non-regulated entities. He was also responsible for Government Affairs for New Jersey American Water. Prior to joining us in 1993, he was an Associate with Dechert LLP.

Mark S. Smith	55

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

Mark F. Strauss	63

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

Linda G. Sullivan	51

Ms. Sullivan has been our Senior Vice President and Chief Financial Officer since May 9, 2014. Prior to joining our company, she was employed for 22 years with Edison International companies. Beginning in July 2009, she served as the Senior Vice President and Chief Financial Officer (“CFO”) of Southern California Edison Company, one of the nation’s largest electric utilities and a subsidiary of Edison International, where she led all aspects of finance including strategy, planning, treasury, accounting, risk management and control functions, as well as operational services including supply chain functions, transportation services and facilities management. Prior to becoming CFO, Ms. Sullivan was Vice President and Controller of both Edison International and Southern California Edison for five years. She also held a variety of financial leadership roles at a number of Edison International’s competitive businesses, including retail subsidiaries providing home security, energy efficiency and operations and maintenance service; and a research and development start-up focused on distributed generation, smart grid technologies solar rooftop installations and electric vehicle charging stations. From 1991 to 1996, she performed finance and accounting functions at the corporate level and within an operating business unit at the utility. Before starting her career at Edison International, Ms. Sullivan was senior auditor with Arthur Andersen, LLP for three years. She is a Certified Public Accountant (inactive) and Certified Management Accountant.

Edward Vallejo	55

Mr. Vallejo has been our Vice President of Financial Strategy, Planning and Decision Support since December 2014.  Prior to his current role, he served as Vice President of Investor Relations. Prior to that he held various positions with increasing responsibility with us including chief financial officer of Thames Water Chile, Vice President of Mergers & Acquisitions and Treasurer.  He began his career in the utilities sector in 1994 as an investment banker for PaineWebber.

Name	Age	Office and Employment During Last Ten Years
William M. Varley	57

Mr. Varley has been Senior Vice President, Northeast Division and President of New Jersey American Water since January 2014. He is also President of New York American Water (formerly named Long Island American Water), a position he has held since 2007. Mr. Varley previously served as Vice President and Manager of Long Island American Water, as well as Vice President of Business Development for New Jersey and New York. Prior to joining American Water in 2000, Mr. Varley was the District Manager for Layne Christensen Co., a large water supply contracting company, for 13 years. There he oversaw Layne’s Long Island well-drilling operations. He also worked for large consulting engineering firms Camp Dresser & McKee and Hazen &

Sawyer as resident and design engineer for large wastewater treatment plant upgrades. Mr. Varley holds a bachelors of science in civil engineering technology from Rochester Institute of Technology.

Loyd “Aldie” Warnock	55

Mr. Warnock has been our Senior Vice President of External Affairs, Communications and Public Policy since April 28, 2014. Prior to joining American Water, he was the Senior Vice President of External Affairs at Midwest Independent System Operator Inc., a nonprofit, self-governing organization, where he directed policy development for regulatory and legislative matters, oversaw state and federal regulatory and legislative activities, client relations, stakeholder support and corporate communications for this regional transmission organization. Other previous experience includes serving as Vice President of External Affairs for Allegheny Energy, Senior Vice President of Governmental and Regulatory Affairs at Mirant Corporation and Vice President of Regulatory Affairs at Reliant Energy. Mr. Warnock currently serves on the Board of Directors for the National Association of Water Companies and on its Executive Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, under the caption entitled “Security Ownership of Principal Stockholders and Management” and the “Equity Compensation Plan” table appearing under the caption “Long-Term Equity Incentive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, under the captions entitled “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, under the caption entitled “Independent Registered Public Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted since they are either not required or are not applicable as the information is otherwise included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2015.

AMERICAN WATER WORKS COMPANY, INC.
BY:	/s/ SUSAN N. STORY
Susan N. Story
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 24th day of February, 2015 by the following persons in the capacities indicated.

/s/ SUSAN N. STORY	/s/ RICHARD R. GRIGG
Susan N. Story President and Chief Executive Officer (Principal Executive Officer and Director)	Richard R. Grigg (Director)
/s/ LINDA G. SULLIVAN	/s/ JULIA L. JOHNSON
Linda G. Sullivan Senior Vice President and Chief Financial Officer	Julia L. Johnson (Director)
/s/ MARK CHESLA	/s/ WILLIAM J. MARRAZZO
Mark Chesla Vice President, Controller	William J. Marrazzo (Director)
/s/ GEORGE MACKENZIE	/s/ PAUL J. EVANSON
George MacKenzie (Director)	Paul J. Evanson (Director)
/s/ MARTHA CLARK GOSS	/s/ KARL F. KURZ
Martha Clark Goss (Director)	Karl F. Kurz (Director)
/s/ JULIE A. DOBSON
Julie A. Dobson (Director)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-3028, filed November 6, 2008.)

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

4.2

Indenture, dated as of November 26, 2008, between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December 3, 2008).

4.3

Indenture, dated as of December 4, 2009, between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December 3, 2010).

4.4

Officers’ Certificate, dated December 15, 2010, establishing the 6.00% Senior Monthly Notes due 2040 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December 15, 2010).

4.5

Officers’ Certificate, dated December 17, 2012, establishing the 4.300% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December 17, 2012).

4.6

Officers’ Certificate, dated November 20, 2013, establishing the 3.850% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed November 20, 2013).

4.7

Officers’ Certificate, dated August 14, 2014, establishing the 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed August 14, 2014).

4.8

Officers’ Certificate, dated August 14, 2014, providing for a further issuance of the 4.300% Senior Notes 2042 ((incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed August 14, 2014).

4.9

Note Purchase Agreement, as amended, dated December 21, 2006, between American Water Capital Corp. and the purchasers party thereto (incorporated by reference to Exhibit 4.2 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007) with respect to the 5.52% Series B Senior Notes due December 21, 2016, 5.62% Series C Senior Notes due December 21, 2018 and 5.77% Series D Senior Notes due December 21, 2021.

4.10

Note Purchase Agreement, as amended, dated March 29, 2007, between American Water Capital Corp. and the purchasers party thereto (incorporated by reference to Exhibit 4.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007) with respect to 5.62% Series E Senior Notes due March 29, 2019 and 5.77% Series F Senior Notes due March29, 2022.

4.11

Note Purchase Agreement, dated May 15, 2008, between American Water Capital Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed May 15, 2015, with respect to the 6.25% Series G Senior Notes due May 15, 2018 and the 6.55% Series H Senior Notes due May 15, 2023.

10.1

Credit Agreement, dated as of October 29, 2012, between American Water Capital Corp., each of the lenders party thereto, Wells Fargo Bank, National Association [written out for indenture & on credit agreement], as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed on May 7, 2013).

10.2

Amendment, dated as of September 6, 2013, to the Credit Agreement, dated as of October 29, 2012, between American Water Capital Corp., each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10.3

Lender Consent, dated as of September 9, 2013 to the Credit Agreement, dated as of October 29, 2012, as amended, between American Water Capital Corp., each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10.4

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

10.5.1

Agreement and General Release between Ellen C. Wolf and American Water Works Company, Inc., dated March 25, 2013 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.5.2

First Amendment to the Agreement and General Release between Ellen C. Wolf and American Water Works Company, Inc., dated March 27, 2013 (incorporated by reference to Exhibit 10.2A to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.6.1

Employment Agreement between Jeffry E. Sterba and American Water Works Company, Inc., dated March 26, 2012 (incorporated by reference to Exhibit 99.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed March 30, 2012).

Exhibit Number	Exhibit Description
10.6.2

Letter Agreement, dated December 12, 2013, between the Company and Jeffry E. Sterba, amending Mr. Sterba’s Employment Letter Agreement dated March 26, 2012 (incorporated by reference to Exhibit 99.1 to American Water Works Company, Inc.’s Form 8-K, File No. 001-34028, filed December

13, 2013).

10.7

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

10.9

Employment Letter Agreement between Linda G. Sullivan and American Water Works Company, Inc. dated March 10, 2014 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.10

Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.11

Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October11, 2007).

10.12.1

American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.12.2

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

10.14.1

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.22 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.14.2

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Nonqualified Stock Option Grant for ML1 – L5 Employees (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.14.3

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form A for ML1 – L5 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.14.4

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Performance Stock Unit Grant Form B for ML1 – L5 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.14.5

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Nonqualified Stock Option Grant for ML1 – L5 Employees (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 2, 2012).

10.14.6

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Performance Stock Unit Grant Form A for ML1 – L5 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 2, 2012).

10.14.7

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Performance Stock Unit Grant Form B for ML1 – L5 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 2, 2012).

10.14.8

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Initial Restricted Stock Unit Grant Form for Susan N. Story (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.14.9

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Restricted Stock Unit Grant Form for Jeffry E. Sterba (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.14.10

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.11

Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.3A to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.12

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for Jeffry E. Sterba (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.13

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Restricted Stock Unit Grant Form for Susan N. Story (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 6, 2014)

10.14.14

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form A for Jeffry E. Sterba (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.14.15

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form B for Jeffry E. Sterba (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.14.16

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for ML2 – L5 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.17

Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for ML2 – L5 (incorporated by reference to Exhibit 10.4A to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

Exhibit Number	Exhibit Description
10.14.18

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for ML2 – L5 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.19

Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for ML2 – L5 (incorporated by reference to Exhibit 10.5A to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.20

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for Jeffry E. Sterba (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.21

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant FormB for Jeffry E. Sterba (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.22

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Performance Stock Unit Grant Form A for Susan N. Story (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 6, 2014)

10.14.23

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Performance Stock Unit Grant Form B for Susan N. Story (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 6, 2014)

10.14.24

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Nonqualified Stock Option Grant Form for Jeffry E. Sterba (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.14.25

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.26

Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.6A to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.27

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for Jeffry E. Sterba (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

10.14.28

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Nonqualified Stock Option Grant Form for Susan N. Story (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 6, 2014)

10.14.29

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Restricted Stock Unit Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.14.30

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form A for ML2 – L5 (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.14.31

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Performance Stock Unit Grant Form B for ML2 – L5 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.14.32

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Nonqualified Stock Option Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.14.33

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 3, 2011).

10.14.34

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Form of Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed August 2, 2012).

10.14.35

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 7, 2013).

10.14.36

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Stock Unit Grant Form for  Non-Employee Directors (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.15	2011 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.16	2012 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 2, 2012).

10.17	2013 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.18	2014 American Water Annual Incentive Plan Highlights Brochure (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Form 10-Q, File No. 001-34028, filed May 7, 2014)

*10.19	2015 American Water Annual Incentive Plan

10.20

Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

Exhibit Number	Exhibit Description
10.21

Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File

No. 333-155245, filed November 18, 2008).

*21.1	Subsidiaries of American Water Works Company, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Linda G. Sullivan, Senior Vice President and Chief Financial Officer, pursuant to Section302 of the Sarbanes-Oxley Act.

*32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification of Linda G. Sullivan, Senior Vice President and Chief Financial Officer, pursuant to Section906 of the Sarbanes-Oxley Act.

*101

The following financial statements from American Water Works Company, Inc.’s Annual Report on Form 10-K for the period ended December31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

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