Form 10-Q
period 2015-03-31
American Water Works Company, Inc.
filed 2015-05-06
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $0.01 par value per share	179,962,233 shares

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2015

i

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Property plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $4,062,270 at March 31 and $3,991,680 at December 31	$12,985,631	$12,899,704
Nonutility property, net of accumulated depreciation of $239,246 at March 31 and $248,341 at December 31	112,936	129,592
Total property, plant and equipment	13,098,567	13,029,296
Current assets
Cash and cash equivalents	24,294	23,080
Restricted funds	21,027	13,859
Accounts receivable	267,204	267,053
Allowance for uncollectible accounts	(35,485)	(34,941)
Unbilled revenues	222,111	220,538
Income taxes receivable	8,014	2,575
Materials and supplies	38,622	37,190
Deferred income taxes	119,839	86,601
Other	63,393	45,414
Total current assets	729,019	661,369
Regulatory and other long-term assets
Regulatory assets	1,151,849	1,153,429
Restricted funds	8,796	8,958
Goodwill	1,208,043	1,208,043
Other	67,257	69,861
Total regulatory and other long-term assets	2,435,945	2,440,291
TOTAL ASSETS	$16,263,531	$16,130,956

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($0.01 par value, 500,000 shares authorized, 179,921 shares outstanding at March 31 and 179,462 at December 31)	$1,799	$1,795
Paid-in-capital	6,313,242	6,301,729
Accumulated deficit	(1,224,008)	(1,295,549)
Accumulated other comprehensive loss	(81,503)	(81,868)
Treasury stock	(16,592)	(10,516)
Total common stockholders' equity	4,992,938	4,915,591
Long-term debt	5,428,901	5,432,744
Redeemable preferred stock at redemption value	14,296	15,501
Total capitalization	10,436,135	10,363,836
Current liabilities
Short-term debt	544,531	449,959
Current portion of long-term debt	61,149	61,132
Accounts payable	203,409	285,800
Taxes accrued	55,714	24,505
Interest accrued	94,934	56,523
Other	267,811	363,079
Total current liabilities	1,227,548	1,240,998
Regulatory and other long-term liabilities
Advances for construction	362,722	367,693
Deferred income taxes	2,199,681	2,120,739
Deferred investment tax credits	24,676	25,014
Regulatory liabilities	386,317	391,782
Accrued pension expense	317,444	316,368
Accrued postretirement benefit expense	191,689	192,502
Other	36,059	37,152
Total regulatory and other long-term liabilities	3,518,588	3,451,250
Contributions in aid of construction	1,081,260	1,074,872
Commitments and contingencies (See Note 9)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$16,263,531	$16,130,956

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
Operating revenues	$698,078	$679,003
Operating expenses
Operation and maintenance	323,832	325,180
Depreciation and amortization	107,377	105,924
General taxes	63,696	60,667
Gain on asset dispositions and purchases	(1,128)	(210)
Total operating expenses, net	493,777	491,561
Operating income	204,301	187,442
Other income (expenses)
Interest, net	(75,673)	(73,560)
Allowance for other funds used during construction	2,360	2,201
Allowance for borrowed funds used during construction	2,522	1,483
Amortization of debt expense	(1,764)	(1,673)
Other, net	1,756	(1,541)
Total other income (expenses)	(70,799)	(73,090)
Income from continuing operations before income taxes	133,502	114,352
Provision for income taxes	53,459	45,239
Income from continuing operations	80,043	69,113
Loss from discontinued operations, net of tax	—	(990)
Net income	$80,043	$68,123

Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Prior service cost, net of tax of $25 and $27, respectively	$39	$41
Actuarial (gain) loss, net of tax of $832 and $(5), respectively	1,302	(7)
Foreign currency translation adjustment	(996)	(550)
Unrealized loss on cash flow hedge, net of tax of $10	20	—
Other comprehensive income (loss)	365	(516)
Comprehensive income	$80,408	$67,607

Basic earnings per share:
Income from continuing operations	$0.45	$0.39
Loss from discontinued operations, net of tax	$0.00	$(0.01)
Net income	$0.45	$0.38
Diluted earnings per share:
Income from continuing operations	$0.44	$0.39
Loss from discontinued operations, net of tax	$0.00	$(0.01)
Net income	$0.44	$0.38
Average common shares outstanding during the period
Basic	179,458	178,539
Diluted	180,295	179,457
Dividends declared per common share	$—	$—

  The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80,043	$68,123
Adjustments
Depreciation and amortization	107,377	106,078
Provision for deferred income taxes	34,368	44,919
Amortization of deferred investment tax credits	(338)	(349)
Provision for losses on accounts receivable	7,578	7,580
Allowance for other funds used during construction	(2,360)	(2,201)
Gain on asset dispositions and purchases	(1,128)	(270)
Pension and non-pension postretirement benefits	15,324	6,018
Stock-based compensation expense	2,418	2,711
Other, net	(13,844)	9,624
Changes in assets and liabilities
Receivables and unbilled revenues	(8,758)	3,307
Taxes receivable, including income taxes	(5,439)	(4,322)
Other current assets	(3,171)	(9,654)
Pension and non-pension postretirement benefit contributions	(12,732)	(10,714)
Accounts payable	(30,052)	(59,140)
Taxes accrued, including income taxes	31,209	21,729
Interest accrued	38,411	41,568
Change in book overdraft	(19,368)	22,089
Other current liabilities	(20,919)	(2,222)
Net cash provided by operating activities	198,619	244,874
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(226,411)	(192,466)
Acquisitions	(48)	(2,279)
Proceeds from sale of assets	1,214	243
Removal costs from property, plant and equipment retirements, net	(14,265)	(10,460)
Net funds released	(7,006)	(238)
Net cash used in investing activities	(246,516)	(205,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(3,091)	(2,192)
Proceeds from short-term borrowings with maturities greater than three months	—	35,000
Repayment of short-term borrowings with maturities greater than three months	—	(221,000)
Net short-term borrowings with maturities less than three months	94,572	193,920
Proceeds from issuances of employee stock plans and DRIP	6,191	8,199
Advances and contributions for construction, net of refunds of $4,146 and $5,277 at March 31, 2015 and 2014, respectively	5,346	1,358
Redemption of preferred stock	(1,200)	(1,200)
Dividends paid	(55,615)	(49,968)
Tax benefit realized from equity compensation	2,908	—
Net cash provided by (used in) financing activities	49,111	(35,883)
Net increase in cash and cash equivalents	1,214	3,791
Cash and cash equivalents at beginning of period	23,080	26,964
Cash and cash equivalents at end of period	$24,294	$30,755
Non-cash investing activity:
Capital expenditures acquired on account but unpaid at end of period	$133,799	$109,464
Non-cash financing activity:
Advances and contributions	$3,006	$3,526

  The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Stockholders' Equity
Balance at December 31, 2014	179,462	$1,795	$6,301,729	$(1,295,549)	$(81,868)	(261)	$(10,516)	$4,915,591
Cumulative effect of change in accounting principle	—	—	—	(8,395)	—	—	—	(8,395)
Net income	—	—	—	80,043	—	—	—	80,043
Direct stock reinvestment and purchase plan, net of expense of $11	11	—	566	—	—	—	—	566
Employee stock purchase plan	21	—	1,170	—	—	—	—	1,170
Stock-based compensation activity	427	4	9,777	(45)	—	(109)	(6,076)	3,660
Other comprehensive income, net of tax of $867	—	—	—	—	365	—	—	365
Dividends	—	—	—	(62)	—	—	—	(62)
Balance at March 31, 2015	179,921	$1,799	$6,313,242	$(1,224,008)	$(81,503)	(370)	$(16,592)	$4,992,938

	Common Stock				Accumulated Other	Treasury Stock		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Stockholders' Equity
Balance at December 31, 2013	178,379	$1,784	$6,261,396	$(1,495,698)	$(34,635)	(132)	$(5,043)	$4,727,804
Net income	—	—	—	68,123	—	—	—	68,123
Direct stock reinvestment and purchase plan, net of expense of $8	10	—	430	—	—	—	—	430
Employee stock purchase plan	25	—	1,076	—	—	—	—	1,076
Stock-based compensation activity	562	6	9,375	(175)	—	(118)	(4,977)	4,229
Other comprehensive loss, net of tax of $22	—	—	—	—	(516)	—	—	(516)
Dividends	—	—	—	(59)	—	—	—	(59)
Balance at March 31, 2014	178,976	$1,790	$6,272,277	$(1,427,809)	$(35,151)	(250)	$(10,020)	$4,801,087

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The unaudited consolidated financial statements provided in this report include the accounts of American Water Works, Company, Inc. and its subsidiaries (collectively, the “Company”) after the elimination of intercompany accounts and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position at March 31, 2015 and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.

The Consolidated Balance Sheet as of December 31, 2014 is derived from the Company's audited consolidated financial statements at December 31, 2014. These unaudited financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 which provides a more complete understanding of our accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

The accompanying Notes to the Consolidated Financial Statements relate to continuing operations only unless otherwise indicated.

The Company reclassified previously reported 2014 data to conform to the current presentation for discontinued operations. See Note 3 for additional details on the Company’s discontinued operations.

Note 2: New Accounting Pronouncements

The following recently issued accounting standards have been adopted by the Company and have been included in the consolidated results of operations, financial position or footnotes of the accompanying Consolidated Financial Statements:

Service Concession Arrangements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for an operating entity that enters into a service concession arrangement with a public sector grantor who controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide the services and at what price. The grantor also controls, through ownership or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The guidance specifies that an operating entity should not account for the service concession arrangement as a lease. The operating entity should refer instead to other accounting guidance to account for the various aspects of the arrangement. The guidance also specifies that the infrastructure used in the arrangement should not be recognized as property, plant and equipment of the operating entity. The update required application on a modified retrospective basis to service concession arrangements that existed at January 1, 2015. The Company reduced nonutility property and other long-term assets for infrastructure related to service concession arrangements and recognized a cumulative effect adjustment of $8,395, net of tax, to the opening balance of accumulated deficit at January 1, 2015.

Reporting Discontinued Operations

In April 2014, the FASB issued guidance that changed the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the updated guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major part of the entity. A component comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity including a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group. The update no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or if there is significant continuing involvement with a component after its disposal. The guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2014, which for the Company is January 1, 2015.

The following recently issued accounting standards are not yet required to be adopted by the Company:

Revenue from Contracts with Customers

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning December 15, 2016, which for the Company is January 1, 2017. Early adoption is not permitted. The new guidance allows for either full retrospective adoption, meaning the guidance is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The FASB voted on April 1, 2015 to propose to defer the effective date of the new revenue recognition standard by one year. Based on the proposed FASB decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017, which is January 1, 2018 for the Company. Additionally in its proposal, the FASB decided to permit early adoption but not before the original public organization effective date (that is, annual periods beginning after December 15, 2016 or January 1, 2017 for the Company). The FASB plans to expose its decisions for a thirty-day public comment period in a proposed Accounting Standards Update, which is expected to be issued sometime during the second quarter of 2015. The Company is evaluating the new guidance, the best transition method and the impact the new standard will have on results of operations, financial position or cash flows.

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

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance that explicitly requires an entity’s management to assess the entity’s ability to continue as a going concern. The new guidance requires an entity to evaluate, at each interim and annual period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or are available to be issued) and to provide related disclosures, if applicable. The new guidance is effective for annual periods ending after December 15, 2016 and for interim and annual periods thereafter, which for the Company is January 1, 2017. Early adoption is permitted. The adoption of this updated guidance is not expected to have a material impact on its results of operations, financial position or cash flows.

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

Amendments to the Consolidation Analysis

In February 2015, the FASB issued guidance that amends the consolidation analysis for variable interest entities (“VIEs”) as well as voting interest entities. The amended guidance (1) modifies the assessment of limited partnerships as VIEs, (2) amends the effect that fees paid to a decision maker or service provider have on the VIE analysis, (3) amends how variable interests held by a reporting entity’s related parties and de facto agents impact its consolidation conclusion, (4) clarifies how to determine whether equity holders have power over an entity and (5) provides a scope exception for registered and similar unregistered money market funds. The guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted as of the beginning of the annual period containing the adoption date. The guidance may be applied retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of adoption (modified retrospective method). The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance on imputation of interest and simplifying the presentation of debt issuance costs. The updated guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is consistent with the current presentation of debt discounts or premiums. As it stood prior to amendment, debt issuance costs were reported in the balance sheet as an asset (i.e., a deferred charge), whereas debt discounts and premiums were, and remain, reported as deductions from or additions to the debt itself. Recognition and measurement guidance for debt issuance costs is not affected by the amendments. The effective date is for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The amended guidance must be applied on a retrospective basis. Thus, balance sheets for each period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating the new guidance and does not expect this new guidance to have a material impact on its results of operations, financial position or cash flows.

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued guidance clarifying how customers should account for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service and other similar hosting arrangements. Under the new guidance, if a cloud computing arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The guidance may be applied retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The guidance is effective for annual periods, and interim periods therein, beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Note 3: Divestitures

In November 2014, the Company completed the sale of Terratec Environmental Ltd (“Terratec”) previously included in the Market-Based Operations segment. A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 is as follows:

Operating revenues	$2,943
Total operating expenses, net	4,289
Loss from discontinued operations before income taxes	(1,346)
Benefit from income taxes	(356)
Loss from discontinued operations	$(990)

Note 4: Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2015 and 2014, respectively:

	Defined Benefit Plans
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial (Gain) Loss	Foreign Currency Translation	Loss on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2015	$(115,830)	$879	$31,119	$2,755	$(791)	$(81,868)
Other comprehensive income (loss) before reclassifications	—	—	—	(996)	—	(996)
Amounts reclassified from accumulated other comprehensive income (loss)	—	39	1,302	—	20	1,361
Net comprehensive income (loss) for the period	—	39	1,302	(996)	20	365
Ending balance at March 31, 2015	$(115,830)	$918	$32,421	$1,759	$(771)	$(81,503)

Beginning balance at January 1, 2014	$(69,711)	$713	$31,150	$3,213	$—	$(34,635)
Other comprehensive income (loss) before reclassifications	—	—	—	(550)	—	(550)
Amounts reclassified from accumulated other comprehensive income (loss)	—	41	(7)	—	—	34
Net comprehensive income (loss) for the period	—	41	(7)	(550)	—	(516)
Ending balance at March 31, 2014	$(69,711)	$754	$31,143	$2,663	$—	$(35,151)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety. These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 8)

The amortization of the loss on cash flow hedge is included in interest, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Stock Options

In the first three months of 2015, the Company granted non-qualified stock options to certain employees under the Plan. The stock options vest ratably over the three-year service period beginning January 1, 2015. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted through March 31, 2015:

Dividend yield	2.35%
Expected volatility	17.64%
Risk-free interest rate	1.48%
Expected life (years)	4.4
Exercise price	$52.75
Grant date fair value per share	$6.21

Stock options granted under the Plan have maximum terms of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2015, $2,565 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 2.2 years.

The table below summarizes stock option activity for the three months ended March 31, 2015:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	1,910	$33.47
Granted	301	52.75
Forfeited or expired	(28)	42.73
Exercised	(152)	30.24
Options outstanding at March 31, 2015	2,031	$36.44	3.6	$36,087
Exercisable at March 31, 2015	1,468	$31.89	2.6	$32,765

The following table summarizes additional information regarding stock options exercised during the three months ended March 31, 2015 and 2014:

	2015	2014
Intrinsic value	$3,575	$4,206
Exercise proceeds	4,605	6,822
Income tax benefit	1,084	1,151

Restricted Stock Units

During 2012, the Company granted selected employees 158 restricted stock units with internal performance measures and, separately, certain market thresholds. These awards vested in January 2015. The terms of the grants specified that if certain performance on internal measures and market thresholds was achieved, the restricted stock units would vest; if performance was surpassed, up to 175% of the target awards would be distributed; and if performance thresholds were not met, awards would be cancelled. In January 2015, an additional 93 restricted stock units were granted and distributed because performance thresholds were exceeded.

In the first three months of 2015, the Company granted restricted stock units, both with and without performance conditions, to certain employees and non-employee directors under the Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1, 2015 and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1, 2015 (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market conditions are valued using a Monte Carlo model.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation and the weighted-average grant date fair value of restricted stock units granted through March 31, 2015:

Expected volatility	14.90%
Risk-free interest rate	1.10%
Expected life (years)	3
Grant date fair value per share	$55.28

The grant date fair value of the restricted stock unit awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of March 31, 2015, $7,391 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.6 years.

The table below summarizes restricted stock unit activity for the three months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2015	516	$41.46
Granted	105	55.28
Performance share adjustment	93	38.11
Vested	(274)	38.56
Forfeited	(14)	43.22
Non-vested total at March 31, 2015	426	$45.94

The following table summarizes additional information regarding restricted stock units distributed during the three months ended March 31, 2015 and 2014:

	2015	2014
Intrinsic value	$15,250	$13,175
Income tax benefit	1,836	1,450

If dividends are paid with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $45 and $175 to retained earnings during the three months ended March 31, 2015 and 2014, respectively.

Note 5: Long-Term Debt

The following long-term debt was retired through sinking fund payments during the first three months of 2015:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp. (“AWCC”) (a)	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$807
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.30%	2015-2033	2,277
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other subsidiaries	Capital lease payments	12.17%	2026	7
Total retirements and redemptions				$4,291

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a strong support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.

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

The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

Balance sheet classification	March 31, 2015	December 31, 2014
Regulatory and other long-term assets
Other	$3,874	$3,636
Long-term debt
Long-term debt	3,794	3,570

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended March 31,
Income statement classification	2015	2014
Interest, net
Gain (loss) on swap	$238	$(377)
Gain (loss) on borrowing	(224)	328
Hedge ineffectiveness	14	(49)

Note 6: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $544,531 (net of discount of $236) at March 31, 2015 and $449,959 (net of discount of $41) at December 31, 2014.

Note 7: Income Taxes

The Company's estimated annual effective tax rate for the three months ended March 31, 2015 was 39.5% compared to 40.1% for the three months ended March 31, 2014, excluding various discrete items.

The Company’s actual effective tax rates for continuing operations were as follows:

	Three Months Ended March 31,
	2015	2014
Actual effective tax rate	40.0%	39.6%

Current deferred tax assets increased in 2015 due to the expected utilization of certain tax attributes within the next 12 months.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended March 31,
	2015	2014
Components of net periodic pension benefit cost
Service cost	$9,334	$7,943
Interest cost	18,576	19,163
Expected return on plan assets	(24,366)	(23,709)
Amortization of:
Prior service cost	188	181
Actuarial (gain) loss	6,277	(33)
Net periodic pension benefit cost	$10,009	$3,545

Components of net periodic other postretirement benefit cost
Service cost	$3,443	$2,764
Interest cost	7,466	7,151
Expected return on plan assets	(6,299)	(6,875)
Amortization of:
Prior service credit	(547)	(547)
Actuarial (gain) loss	1,252	(20)
Net periodic other postretirement benefit cost	$5,315	$2,473

The Company contributed $6,100 to its defined benefit pension plans in the first three months of 2015 and expects to contribute $21,900 during the balance of 2015. In addition, the Company contributed $6,632 for the funding of its other postretirement plans in the first three months of 2015 and expects to contribute $19,895 during the balance of 2015.

Note 9: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At March 31, 2015, the Company has accrued approximately $4,800 as probable costs and it is reasonably possible that additional losses could range up to $29,900 for these matters. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not have a material adverse effect on the Company’s results of operations, financial position or cash flows, individually or in the aggregate.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $2,200 at March 31, 2015 and December 31, 2014. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at March 31, 2015 and December 31, 2014 include $7,794 and $7,791, respectively, related to the NOAA agreement.

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

The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations and net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Three Months Ended March 31,
Basic	2015	2014
Income from continuing operations	$80,043	$69,113
Loss from discontinued operations, net of tax	—	(990)
Net income	80,043	68,123
Less: Distributed earnings to common shareholders	55,647	50,128
Less: Distributed earnings to participating securities	13	15
Undistributed earnings	24,383	17,980
Undistributed earnings allocated to common shareholders	24,378	17,975
Undistributed earnings allocated to participating securities	5	5
Total income from continuing operations available to common shareholders, basic	$80,025	$69,093
Total income available to common shareholders, basic	$80,025	$68,103

Weighted-average common shares outstanding, basic	179,458	178,539
Basic earnings per share: (a)
Income from continuing operations	$0.45	$0.39
Loss from discontinued operations, net of tax	$0.00	$(0.01)
Net income	$0.45	$0.38
(a)

Earnings per share amounts are computed independently for income from continuing operations, loss from discontinued operations and net income. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net income.

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

The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations and net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended March 31,
Diluted	2015	2014
Total income from continuing operations available to common shareholders, basic	$80,025	$69,093
Loss from discontinued operations, net of tax	—	(990)
Total income available to common shareholders, basic	80,025	68,103
Undistributed earnings for participating securities	5	5
Total income from continuing operations available to common shareholders, diluted	$80,030	$69,098
Total income available to common shareholders, diluted	$80,030	$68,108

Weighted-average common shares outstanding, basic	179,458	178,539
Common stock equivalents:
Restricted stock units	370	318
Stock options	466	599
Employee stock purchase plan	1	1
Weighted-average common shares outstanding, diluted	180,295	179,457
Diluted earnings per share (a)
Income from continuing operations	$0.44	$0.39
Loss from discontinued operations, net of tax	$0.00	$(0.01)
Net income	$0.44	$0.38
(a)

Earnings per share amounts are computed independently for income from continuing operations, loss from discontinued operations and net income. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net income.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Stock options	301	470
Restricted stock units where certain performance conditions were not met	37	90

Note 12: Fair Value of Financial Assets and Liabilities

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

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments are as follows:

		At Fair Value as of March 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$15,947	$—	$—	$21,011	$21,011
Long-term debt (excluding capital lease obligations)	5,487,521	2,963,789	1,485,337	2,065,021	6,514,147

		At Fair Value as of December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$17,151	$—	$—	$22,167	$22,167
Long-term debt (excluding capital lease obligations)	5,491,341	2,874,622	1,474,708	2,055,058	6,404,388

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2015 and December 31, 2014, respectively:

	At Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$50,193	$—	$—	$50,193
Rabbi trust investments	—	12,217	—	12,217
Deposits	4,120	—	—	4,120
Mark-to-market derivative asset	—	3,874	—	3,874
Total assets	54,313	16,091	—	70,404
Liabilities
Deferred compensation obligation	—	11,713	—	11,713
Mark-to-market derivative liability	—	995	—	995
Total liabilities	—	12,708	—	12,708
Total net assets (liabilities)	$54,313	$3,383	$—	$57,696

	At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$45,182	$—	$—	$45,182
Rabbi trust investments	—	11,751	—	11,751
Deposits	4,158	—	—	4,158
Mark-to-market derivative asset	—	3,636	—	3,636
Total assets	49,340	15,387	—	64,727
Liabilities
Deferred compensation obligation	—	11,765	—	11,765
Mark-to-market derivative liability	—	1,012	—	1,012
Total liabilities	—	12,777	—	12,777
Total net assets (liabilities)	$49,340	$2,610	$—	$51,950

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Also included in restricted funds above is $20,370 and $22,366 of money market funds held in trust for active employee benefits, at March 31, 2015 and December 31, 2014, respectively, which the Company includes in other current assets in the accompanying Consolidated Balance Sheets.

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

Note 13: Segment Information

The Company has two operating segments that are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Operations.  The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended
	March 31, 2015
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$615,410	$87,473	$(4,805)	$698,078
Depreciation and amortization	99,968	1,064	6,345	107,377
Total operating expenses, net	424,411	76,032	(6,666)	493,777
Income from continuing operations before income taxes	134,142	12,057	(12,697)	133,502

	As of or for the Three Months Ended
	March 31, 2014
	Regulated Businesses	Market-Based Operations	Other	Consolidated
Net operating revenues	$607,644	$75,855	$(4,496)	$679,003
Depreciation and amortization	98,783	1,450	5,691	105,924
Total operating expenses, net	431,957	64,523	(4,919)	491,561
Income from continuing operations before income taxes	115,028	11,977	(12,653)	114,352

Note 14: Subsequent Event

On April 9, 2015, the California Public Utility Commission approved the settlement of California-American Water Company’s general rate case with rates retroactive to January 1, 2015.  Additionally, the settlement allowed recovery of prior expenditures incurred related to the business transformation project and authorized a sharing mechanism for prior contamination proceeds that were previously deferred. As a result of the finalization of this case pre-tax earnings were increased by $9,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s annual report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

American Water Works Company, Inc. (herein referred to as “American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. We report the results of these businesses in our Regulated Businesses segment. We also provide services that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Operations segment. For further description of our businesses see Item 1, “Business,” in our Form 10-K for the year ended December 31, 2014.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2014.

Overview

Financial Results

Highlights of our operating results for the three months ended March 31, 2015 compared to same period during 2014 include:

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$0.44	$0.39
Loss from discontinued operations, net of tax	$0.00	$(0.01)
Diluted earnings per share	$0.44	$0.38

Continuing Operations

Income from continuing operations increased 5 cents per diluted share for the quarter. Contributing to this increase were costs of 2 cents per diluted share last year resulting from the Freedom Industries chemical spill in West Virginia. The remainder of the increase is mainly from favorable operating results for our Regulated Businesses segment due to higher revenues, lower operating expenses and the finalization of our California general rate case.

Discontinued operations

In the fourth quarter of 2014, we sold our Terratec line of business, which was part of our Market-Based Operations segment. The after-tax loss from discontinued operations includes the operating results of the entity prior to the sale for the three months ended March 31, 2014.

Regulatory Matters

The table below provides details of annualized revenues awarded assuming a constant volume, resulting from rate authorizations that were effective in the first quarter of 2015:

For the Three Months Ended
March 31, 2015
(In millions)
State
General Rate Cases:
Indiana (1)	$5.1
California (2)	5.2
Total General Rate cases	$10.3

Infrastructure charges:
New Jersey (3)	$9.4
Illinois (4)	6.4
Total Infrastructure charges	$15.8

(1) Rates became effective January 29, 2015.

(2) Rates retroactive to January 1, 2015.

(3) Rates became effective January 1, 2015.

(4) Rates of $5.4 million and $1.0 million became effective January 1, 2015 and February 1, 2015, respectively.

On April 9, 2015, our California settlement was approved by the California Public Utility Commission.  Rates were retroactive to January 1, 2015. The settlement also allowed recovery of prior expenditures incurred related to our business transformation project and authorized a sharing mechanism for prior contamination proceeds that were previously deferred, which has also been reflected in 2015 first quarter results.

On January 9, 2015, our New Jersey subsidiary filed a general rate case requesting additional annualized revenue of approximately $66.2 million. Also in the first in the first quarter of 2015, we filed for additional annualized revenues from infrastructure charges for our Missouri and New York subsidiaries of $1.9 million and $0.1 million, respectively.

Following the close of the quarter, additional annualized revenue of $1.6 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective on April 1, 2015 and on April 30, 2015 our West Virginia subsidiary requested additional annual water and wastewater revenue of approximately $35.6 million as part of a general rate case filing.

As of May 6, 2015, we are awaiting final orders in four states, including New Jersey and West Virginia, requesting additional annualized revenue of $102.4 million and $4.4 million in additional annualized revenues for infrastructure charges in three states. There is no assurance that all or any portion of these requests will be granted.

Focusing on Central Themes

For 2015, our focus is anchored on five central themes: 1) Customers, 2) Safety, 3) People, 4) Growth and 5) Operational Efficiency. We will continue our focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces value for our shareholders. Additionally, we will continue our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers, and that leverages our people resources, processes and technology innovation to make ourselves more effective and efficient. The progress that we have made in the first three months of 2015 with respect to growth and continuing to improve our operational efficiency ratio is described below.

Growth - Infrastructure improvements, acquisitions and strategic investments

During the first three months of 2015, we made capital investments of approximately $167.3 million to improve infrastructure in our Regulated Businesses. For the full-year of 2015, our total capital plan is $1.2 billion, most of which will be allocated to improving infrastructure in our Regulated Businesses with an additional $0.1 billion allocated for acquisitions and strategic investments.

On April 30, 2015, we announced that we had signed an agreement to acquire Environmental Disposal Corporation (“EDC”), which provides wastewater services to more than 5,300 customer accounts located in New Jersey. The acquisition is pending approval by the New Jersey Board of Public Utilities.

Technology and Operational Efficiency - Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses

We continued to improve on our operation and maintenance (“O&M”) efficiency ratio. Our O&M efficiency ratio for the twelve months ended March 31, 2015 was 36.3%, compared to 38.0% for the twelve months ended March 31, 2014. The improvement in the 2015 O&M efficiency ratio over this period was principally attributable to an increase in Regulated Businesses’ revenue and a decrease in the O&M expenses.

Our O&M efficiency ratio (a non-GAAP measure) is defined as our regulated operation and maintenance expense divided by regulated operating revenues, where both O&M expense and operating revenues are adjusted to eliminate purchased water expense. We also excluded from operating revenues and O&M expenses the estimated impact from changes in consumption as a result of weather and the West Virginia Freedom Industries chemical spill. Additionally, from the O&M expenses, we exclude the allocable portion of non-O&M support services cost, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the Statement of Operations.

We evaluate our operating performance using this measure because management believes it is a direct measure of the efficiency of our Regulated Businesses’ operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a measure defined under GAAP and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report. The following table provides a reconciliation that compares O&M and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our O&M efficiency ratio for the twelve months ended March 31, 2015 as compared to the same period in 2014.

Regulated O&M Efficiency Ratio (a Non-GAAP Measure):

	For the Twelve Months Ended March 31,
	2015	2014
	(In thousands)
Total Operation and Maintenance Expense	$1,348,516	$1,306,962
Less:
Operation and maintenance expense—Market-Based Operations	301,183	248,032
Operation and maintenance expense—Other	(52,677)	(55,399)
Total Regulated Operation and Maintenance Expense	1,100,010	1,114,329
Less:
Regulated purchased water expense	120,590	114,217
Allocation of non-operation and maintenance expense	39,855	35,073
Impact of West Virginia Freedom Industries chemical spill	5,797	4,861
Estimated impact of weather (mid-point of range)	(1,762)	(1,687)
Adjusted Regulated Operation and Maintenance Expense (a)	$935,530	$961,865

Total Operating Revenues	$3,030,403	$2,926,000
Less:
Operating revenues—Market-Based Operations	366,296	315,259
Operating revenues—Other	(17,988)	(17,583)
Total Regulated Operating Revenues	2,682,095	2,628,324
Less:
Regulated purchased water expense*	120,590	114,217
Plus:
Impact of West Virginia Freedom Industries chemical spill	—	1,012
Estimated impact of weather (mid-point of range)	16,785	15,625
Adjusted Regulated Operating Revenues (b)	$2,578,290	$2,530,744

Adjusted Regulated Operation and Maintenance Efficiency Ratio (a)/(b)	36.3%	38.0%

* Calculation assumes purchased water revenues approximate purchased water expenses.

Consolidated Results of Operations and Changes from Prior Periods

	For the Three Months Ended March 31,
	2015	2014	Favorable (Unfavorable) Change
	(In thousands, except per share amounts)
Operating revenues	$698,078	$679,003	$19,075
Operating expenses
Operation and maintenance	323,832	325,180	1,348
Depreciation and amortization	107,377	105,924	(1,453)
General taxes	63,696	60,667	(3,029)
Gain on asset dispositions and purchases	(1,128)	(210)	918
Total operating expenses, net	493,777	491,561	(2,216)
Operating income	204,301	187,442	16,859
Other income (expenses)
Interest, net	(75,673)	(73,560)	(2,113)
Allowance for other funds used during construction	2,360	2,201	159
Allowance for borrowed funds used during construction	2,522	1,483	1,039
Amortization of debt expense	(1,764)	(1,673)	(91)
Other, net	1,756	(1,541)	3,297
Total other income (expenses)	(70,799)	(73,090)	2,291
Income from continuing operations before income taxes	133,502	114,352	19,150
Provision for income taxes	53,459	45,239	(8,220)
Income from continuing operations	80,043	69,113	10,930
Loss from discontinued operations, net of tax	—	(990)	990
Net income	$80,043	$68,123	$11,920

Basic earnings per share:
Income from continuing operations	$0.45	$0.39
Loss from discontinued operations, net of tax	$0.00	$(0.01)
Net income	$0.45	$0.38
Diluted earnings per share:
Income from continuing operations	$0.44	$0.39
Loss from discontinued operations, net of tax	$0.00	$(0.01)
Net income	$0.44	$0.38

Average common shares outstanding during the period:
Basic	179,458	178,539
Diluted	180,295	179,457

The following is a discussion of the consolidated results of operations for the three months ended March 31, 2015 compared to the three ended March 31, 2014:

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating revenues. Consolidated operating revenues for the quarter ended March 31, 2015 increased $19.1 million, or 2.8%, compared to the same quarter last year. Revenues in our Market-Based Operations segment rose $11.6 million, largely driven by incremental revenue from our military contracts due to increased construction type projects and the addition of two military bases in the second half of 2014 coupled with contract growth in our Homeowner Services Group (“HOS”). Revenues in our Regulated Businesses segment rose $7.8 million mainly attributable to rate increases, partially offset by reduced consumption in 2015. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated O&M decreased by $1.3 million, or 0.4%, compared to the same period in 2014. O&M in our Regulated Businesses segment decreased $11.5 million primarily due to lower production costs of $5.5 million driven by lower supplier prices related to fuel and power costs, 2014 costs associated with Freedom Industries chemical spill of $4.6 million and authorized recovery of $3.1 million in costs as a result of the finalization of our California general rate case. These decreases were partially offset by higher O&M costs in our Market-Based Operations segment of $11.8 million, principally due to increased activity under our military contracts, corresponding with the increased revenue. For further discussions on the changes in our Regulated Businesses and Market-Based Operations segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results.”

Depreciation and amortization. Depreciation and amortization expense increased by $1.5 million, or 1.4%, primarily as a result of additional utility plant placed in service.

General Taxes. General taxes increased $3.0 million, or 5.0%, primarily due to a true-up of business and opportunity taxes and higher property tax assessments for various subsidiaries in our Regulated Businesses segment.

Other income (expenses). Other expenses decreased by $2.3 million, or 3.1%, compared to the same period in 2014. The decrease is primarily due to authorization through the California rate case of a sharing mechanism between shareholders and customers for proceeds from a $4.1 million chemical settlement and the recovery of the allowance for borrowed funds used during construction on the authorized business transformation costs.

Provision for income taxes. Our consolidated provision for income taxes increased $8.2 million, or 18.2%, to $53.5 million for the three months ended March 31, 2015, due to the increase in pre-tax income. The effective tax rates for the three months ended March 31, 2015 and 2014 were 40.0% and 39.6%, respectively.

Loss from discontinued operations, net of tax. As previously noted, the financial results of our Terratec line of business previously reported in our Market-Based Operations segment were classified as discontinued operations for all periods presented. The disposition of Terratec was finalized in the fourth quarter of 2014. For the three months ended March 31, 2014, the loss from discontinued operations, net of tax, represents the operating results of Terratec for the period.

Segment Results

We have two reportable segments: the Regulated Businesses and the Market-Based Operations Segments. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income before income taxes.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses Segment for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(In thousands)
Operating revenues	$615,410	$607,644	$7,766
Operation and maintenance expense	266,330	277,827	(11,497)
Operating expenses, net	424,411	431,957	(7,546)
Income from continuing operations before income taxes	134,142	115,028	19,114

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business generally is subject to state economic regulation and our results of operations are impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

Operating revenues increased by $7.8 million, or 1.3%, for the quarter primarily due to incremental revenues of approximately $9.0 million resulting from rate increases and infrastructure surcharges for a number of our operating companies. Partially offsetting this increase was a decrease in revenues of approximately $3.3 million as a result of lower demand compared to the same period in last year.

The following table sets forth information regarding the Regulated Businesses’ revenues and billed water sales volume by customer class for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	Operating Revenues (Dollars in thousands)				Billed Water Sales Volume (Gallons in millions)
Customer Class
Water service
Residential	$347,141	$353,524	$(6,383)	(1.8%)	37,654	39,937	(2,283)	(5.7%)
Commercial	122,598	129,819	(7,221)	(5.6%)	17,290	18,989	(1,699)	(8.9%)
Industrial	30,969	33,569	(2,600)	(7.7%)	8,997	9,815	(818)	(8.3%)
Public and other	76,129	83,966	(7,837)	(9.3%)	11,837	13,409	(1,572)	(11.7%)
Other water revenues	7,480	777	6,703	862.7%	—	—	—	—
Billed water services	584,317	601,655	(17,338)	(2.9%)	75,778	82,150	(6,372)	(7.8%)
Unbilled water services	(3,806)	(26,207)	22,401	(85.5%)
Total water service revenues	580,511	575,448	5,063	0.9%
Wastewater service revenues	22,818	22,408	410	1.8%
Other revenues	12,081	9,788	2,293	23.4%
	$615,410	$607,644	$7,766	1.3%

Water Services – Water service operating revenues for the three months ended March 31, 2015 totaled $580.5 million, a $5.1 million increase, or 0.9%, over the same period of 2014. As described above, the increase is primarily due to rate increases and infrastructure surcharges. Also, the mix between billed and unbilled water revenue for the three-month period ended March 31, 2015, compared to the same periods in 2014 has changed. This change is principally the result of addressing the majority of delayed billings that existed at December 31, 2013, by billing those customers in the first quarter of 2014. The delayed billings resulted from the implementation of our Customer Information System (“CIS”) in 2013. Additionally, included in the first quarter 2014 was a credit of $1.0 million issued to the customers of West Virginia in connection with the Freedom Industries chemical spill.

Wastewater services – Our subsidiaries provide wastewater services in eleven states. Revenues from these services increased $0.4 million, or 1.8%, for the three months ended March 31, 2015 compared to the same period in 2014.

Other revenues – Other revenues, which include such items as reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and similar items, increased $2.3 million, or 23.4%, for the three months ended March 31, 2015. The increase is principally due to incremental revenues for late payment fees and reconnection fees.

Operation and maintenance expense. Operation and maintenance expense decreased $11.5 million, or 4.1%, the three months ended March 31, 2015 compared to the same period in 2014.

The following table provides information regarding operation and maintenance expense for the three months ended March 31, 2015 and 2014, by major expense category:

	For the Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$63,785	$69,259	$(5,474)	(7.9%)
Employee-related costs	109,129	107,181	1,948	1.8%
Operating supplies and services	46,273	56,265	(9,992)	(17.8%)
Maintenance materials and supplies	19,431	20,447	(1,016)	(5.0%)
Customer billing and accounting	15,127	13,205	1,922	14.6%
Other	12,585	11,470	1,115	9.7%
Total	$266,330	$277,827	$(11,497)	(4.1%)

Production costs by major expense type were as follows:

	For the Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased Water	$26,371	$27,082	$(711)	(2.6%)
Fuel and Power	21,194	23,918	(2,724)	(11.4%)
Chemicals	9,597	10,668	(1,071)	(10.0%)
Waste Disposal	6,623	7,591	(968)	(12.8%)
Total	$63,785	$69,259	$(5,474)	(7.9%)

Production costs decreased by $5.5 million, or 7.9%, for the three months ended March 31, 2015. The decrease was primarily due to decreases in fuel, power and chemicals costs. The fuel and power decrease was primarily a result of lower fuel and natural prices and a rebate received at one of our subsidiaries in 2015 and as well as higher costs in the prior-year period resulting from the harsh winter weather conditions in 2014 principally in our mid-western states. The decrease in chemical costs is principally due to a sharing mechanism authorized in our Indiana general rate case which allowed for the recognition of prior contamination proceeds that were previously deferred. Also, contributing to the chemical expense reduction is lower chemical usage attributable to a new process for one of our districts in Illinois.

The following table provides information with respect to components of employee-related costs for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Salaries and wages	$80,490	$81,083	$(593)	(0.7%)
Pensions	7,715	6,820	895	13.1%
Group insurance	15,741	14,365	1,376	9.6%
Other benefits	5,183	4,913	270	5.5%
Total	$109,129	$107,181	$1,948	1.8%

The overall increase in employee-related costs for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to an increase in pension and postretirement benefit costs (which is included in group insurance expenses). These increases are principally due to the adoption of new mortality assumptions based on the Society of Actuaries RP 2014 mortality table and a decrease in the discount rate assumptions, which resulted in increased plan obligations. These increases were partially offset by decreases as a result of the finalization of our California rate case.

Operating supplies and services include expenses for office operation, legal and professional services, including transportation expenses, and information systems and other office equipment rental charges. Overall these costs decreased $10.0 million, or 17.8%, for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was primarily the result of higher incremental costs in 2014 of $3.6 million attributable to the January 2014 Freedom Industries chemical spill in West Virginia, an adjustment of $3.2 million attributable to the recovery of previously expensed business transformation costs as a result of the finalization of rate case in California and decreased transportation costs, principally due to a reduction in costs associated with leased vehicles.

Maintenance materials and supplies, which include preventive maintenance and emergency repair costs, decreased $1.0 million, or 5.0%, for the three months ended March 31, 2015 compared to the same period in 2014. The decrease is primarily due to decreases in paving, backfilling and other repair costs, which were higher in the first quarter of 2014 due to higher than normal main breaks as a result of the abnormally harsh winter weather conditions experienced throughout our operating areas in 2014.

Customer billing and accounting expenses, which include uncollectible accounts expense, postage and other customer related expenses, increased by $1.9 million, or 14.6%, for the three months ended March 31, 2015 and is attributable to incremental uncollectible expense mainly associated with an increase in installment plans at one of our subsidiaries and an increase in customer accounts receivable attributable to the overall aging of receivables.

Other operation and maintenance expense includes casualty and liability insurance premiums and regulatory costs. The increase in these costs for the three months ended March 31, 2015 compared to the prior year period was primarily driven by increased casualty insurance costs, as a result an increase in historical claims experience resulting in premium adjustments. The premium adjustments are based upon current facts and circumstances with respect to outstanding claims and are subject to change as the claims mature.

Operating expenses. The decrease in operating expenses for the three months ended March 31, 2015 is principally due to the decrease in operation and maintenance expense explained above offset by higher incremental general taxes of $3.1 million, including increased business and occupation taxes in one of our subsidiaries, and higher depreciation and amortization expense.

Market-Based Operations

The following table provides financial information for our Market-Based Operations segment for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(In thousands)
Operating revenues	$87,473	$75,855	$11,618
Operation and maintenance expense	73,533	61,745	11,788
Operating expenses, net	76,032	64,523	11,509
Income from continuing operations before income taxes	12,057	11,977	80

Operating revenues. Revenues for the three months ended March 31, 2015 increased $11.6 million, compared to the same period in 2014, as a result of incremental revenues in our Military Services Group (“Military”) of $8.7 million and HOS of $3.8 million partially offset by lower Contract Operations Group (“ConOps”) revenues. The increase in Military is primarily related to additional revenues from construction project activities associated with our military contracts and the addition of Hill Air Force Base and Picatinny Arsenal in the second half of 2014. The incremental revenues in HOS are primarily the result of contract growth, mainly through our New York City contracts, as well as expansion into other geographic areas. The decrease in Contract Operations group revenue is attributable to a reduction in project activity for one of our projects, which is nearing completion, and a decrease in reimbursable revenues related to lower natural gas prices.

Operation and maintenance. Operation and maintenance expense increased $11.8 million, or 19.1%, for the three months ended March 31, 2015.

The following table provides information regarding categories of operation and maintenance expense for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$9,087	$9,268	$(181)	(2.0%)
Employee-related costs	15,673	13,720	1,953	14.2%
Operating supplies and services	33,025	25,434	7,591	29.8%
Maintenance materials and supplies	14,287	11,357	2,930	25.8%
Other	1,461	1,966	(505)	(25.7%)
Total	$73,533	$61,745	$11,788	19.1%

As noted in the table above, the primary factor contributing to the overall increase was operating supplies and services. This increase corresponds with the incremental revenues and is mainly attributable to growth in construction project activities under our military contracts, as well as the addition of the two new military contracts discussed above. In addition, the increase in maintenance materials and supplies was primarily due to higher HOS repair costs, which is associated with new contracts as well as an increase in the frequency and severity of the claims.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In order to meet our short-term liquidity needs, we, through AWCC, our financing subsidiary, issue commercial paper, which is supported by the revolving credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit and, from time to time, for direct borrowings. As of March 31, 2015, AWCC had no outstanding borrowings and $37.6 million of outstanding letters of credit under the revolving credit facility. As of March 31, 2015, AWCC had $1.2 billion available under the credit facility that we can use to fulfill our short-term liquidity needs, to issue letters of credit and support our $544.5 million outstanding commercial paper. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

As noted in our Form 10-K, in February 2015, our Board of Directors authorized a common stock repurchase program for the specific purpose of providing a vehicle to minimize share dilution that occurs through our dividend reinvestment, employee stock purchase and executive compensation programs. We commenced the program in April 2015 and through May 4, 2015 have repurchased 84.4 thousand shares.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from continuing operating activities for the three months ended March 31, 2015 were $198.6 million compared to $244.9 million for the three months ended March 31, 2014.

The following table provides a summary of the major items affecting our cash flows from operating activities for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$80,043	$68,123
Add (subtract):
Non-cash activities (1)	149,395	174,110
Changes in working capital (2)	(18,087)	13,355
Pension and postretirement healthcare contributions	(12,732)	(10,714)
Net cash flows provided by operations	$198,619	$244,874

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

The decrease in cash flows from operating activities during the three months ended March 31, 2015 as compared to the same period in 2014 reflects changes in working capital and an increase in pension and postretirement benefit contributions of $2.0 million. The decrease in working capital for the three months ended March 31, 2015 compared to the same period in the prior year is principally the result of higher cash collections for our Regulated Businesses in the first quarter of 2014, as we delayed some 2013 billings to the first quarter of 2014 when we implemented our new customer information system in 2013. Also, contributing to the changes in working capital was the timing of accounts payable and an increase in accrued dividends and accrued insurance.

Due to the continued severe drought in California, in April 2015, the Governor of California mandated a water usage restriction that would cut the state’s overall water usage by 25% compared with 2013 levels. As a result of our California subsidiary’s water revenue adjustment mechanism (“WRAM”), which has the effect of reducing the adverse impact of customers’ conservation efforts, such restrictions should not have a significant impact on our result of operations. However, cash flows from operations could be affected as the surcharges or surcredits we recognize on these accounts are collected or refunded to customers through surcharges or surcredits generally over periods ranging from twelve to thirty-six months.

Our working capital needs are primarily limited to funding the increase in our customer accounts receivable and unbilled revenues which is mainly associated with the revenue increase as a result of rate increases in our Regulated Businesses segment. We address this timing issue through the aforementioned liquidity funding mechanisms.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net capital expenditures	$(226,411)	$(192,466)
Proceeds from sale of assets and securities	1,214	243
Acquisitions	(48)	(2,279)
Other investing activities, net (1)	(21,271)	(10,698)
Net cash flows used in investing activities	$(246,516)	$(205,200)

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

The increase in capital expenditures is principally due to less harsh winter conditions in the first quarter of 2015 compared to the same period in 2014 in certain of our Regulated Businesses’ territories which allowed for an increase in capital improvements in 2015.

Cash Flows from Financing Activities

The following table provides information regarding cash flows provided by (used in) financing activities for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Repayments of long-term debt	$(4,291)	$(3,392)
Proceeds from short-term borrowings	94,572	7,920
Dividends paid	(55,615)	(49,968)
Other financing activities, net (1)	14,445	9,557
Net cash flows provided by (used in) financing activities	$49,111	$(35,883)

(1)	Includes proceeds from issuance of employee stock plans and DRIP and advances and contributions for construction, net of refunds.

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

The Company did not issue long-term debt during the first three months of 2015.

The following long-term debt was retired through sinking fund provisions or payment at maturity during the first three months of 2015:

Company	Type	Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$807
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.30%	2015-2041	2,277
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other subsidiaries	Capital lease payments	12.17%	2026	7
Total retirements and redemptions				$4,291

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other transactions.

Credit Facilities and Short-Term Debt

Short-term debt balance, consisting of commercial paper, net of discount, amounted to $544.5 million at March 31, 2015.

The following table provides information as of March 31, 2015 regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under our revolving credit facility.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
March 31, 2015	$1,250,000	$1,212,386	$150,000	$112,386	$544,531	$—

The weighted-average interest rate on short-term borrowings for the three months ended March 31, 2015 and 2014 was approximately 0.47% and 0.32%, respectively.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At	At
	March 31,	December 31,
	2015	2014
Total common stockholders' equity	45%	45%
Long-term debt and redeemable preferred stock at redemption value	49%	50%
Short-term debt and current portion of long-term debt	6%	5%
	100%	100%

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

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. As of March 31, 2015, our ratio was 0.55 to 1.00 and therefore we were in compliance with the covenant.

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

The following table shows the Company’s securities ratings as of March 31, 2015:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa1	A‑
Commercial paper	P2	A2

On April 22, 2015, Moody’s reaffirmed our Baa1 corporate credit rating for American Water and AWCC and AWCC’s “P2” commercial paper rating. At the same time, Moody’s revised its rating outlook for American Water and AWCC to positive from stable.

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

Dividends

On March 2, 2015, we made a cash dividend payment of $0.31 per share to shareholders of record as of February 9, 2015.

On April 28, 2015, our board of directors declared a quarterly cash dividend payment of $0.34 per share payable on June 1, 2015 to shareholders of record as of May 11, 2015. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Market Risk

There have been no significant changes to our market risk since December 31, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Form 10-K for the year ended December 31, 2014.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” in our Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting policies.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of March 31, 2015 pursuant to 15d-15(e) under the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "Form 10-K") in Part I, Item 3, "Legal Proceedings".

Alternative Water Supply in Lieu of Carmel River Diversions

On March 18, 2015, the California Public Utilities Commission (“CPUC”) issued a decision approving, in part, the settlement agreement among California-American Water Company (“Cal Am”), the Monterey County Water Resource Agency (“MCWRA”) and the County of Monterey, by authorizing Cal Am’s recovery of $1.9 million of costs advanced to MCWRA, plus interest and fees under the reimbursement agreement and credit line agreement among the Marina Coast Water District (“MCWD”), the MCWRA and Cal Am.  These agreements, along with the water purchase agreement and other related ancillary agreements among MCWD, MCWRA and Cal Am relate to the regional desalination project involving the proposed construction of a desalination facility in the City of Marina.  The CPUC disallowed the additional recovery of approximately $765,000 without prejudice because there was insufficient information for the CPUC to determine the reasonableness of such amount.   Cal Am can file another application for recovery when such amount is known and determinable.  On April 17, 2015, the MCWD filed an application with the CPUC for a rehearing of the settlement approval with the MCWRA and Monterey County.

On March 13, 2015, the San Francisco Superior Court (the “Court”) issued a tentative decision on the Complaint for Declaratory Relief filed by Cal Am against MCWRA and MCWD, seeking a determination by the Court as to whether the Agreements are void as a result of the alleged conflict of interest of a former member of the MCWRA board of directors, or remained valid.  The Court found that four of the five Agreements are void and a final decision has yet to be issued.

Overflow of Diesel Fuel Tank

On March 2, 2015, Virginia American Water Company ("VAWC") - Hopewell District had an overflow of a diesel fuel day tank at its low lift pump station located along the Appomattox River in Hopewell, Virginia.  Approximately 500 gallons of diesel fuel overflowed the day tank and onto the ground and a portion of the fuel ultimately entered the river.  VAWC notified first responders and retained Clean Harbors, an emergency response company, to control the overflow area and perform clean-up at the site and in the river.  On March 4, 2015, the US Environmental Protection Agency (“EPA”) issued an Emergency Removal/Response Administrative Order directing the performance by VAWC of removal actions to mitigate the release.  Removal efforts are ongoing under the Order subject to oversight by the US EPA and the Virginia Department of Environmental Quality ("VDEQ").  VAWC has received a request for information regarding the overflow of the diesel fuel tank from the US EPA and is in the process of preparing its response.  On April 1, 2015, the VDEQ issued a Notice of Violation (“NOV”) alleging violations arising from the incident without providing a specific fine or penalty amount.  The NOV also alleged violations relating to discharges of chlorinated water into the river that were identified during the course of the response to the Hopewell diesel overflow.  VAWC is investigating this issue and has taken steps to prevent any potential for such discharges going forward.

West Virginia Elk River Freedom Industries’ Chemical Spill

On April 9, 2015, the federal district court denied a motion to dismiss all claims against the Company for lack of personal jurisdiction in a case relating to the Freedom Industries’ spill.  A separate motion to dismiss filed by American Water Works Service Company, Inc. (“AWWSC”) and West Virginia – American Water Company (“WVAWC”) (and joined by the Company) asserting various legal defenses remains pending.  As previously disclosed, four of the cases pending before the federal district court were consolidated for purposes of discovery, and an amended consolidated class action complaint for those cases (“federal action”) was filed on December 9, 2014 by several plaintiffs who allegedly suffered economic losses, loss of use of property and tap water or other specified adverse consequences as a result of the Freedom Industries spill, on behalf of a purported class of all persons and businesses supplied with, using, or exposed to water contaminated with Crude MCHM and provided by WVAWC in Logan, Clay, Lincoln, Roane, Jackson, Boone, Putnam, and Kanawha Counties and the Culloden area of Cabell County, West Virginia as of January 9, 2014. The consolidated complaint names several individuals and corporate entities as defendants, including AWWSC, WVAWC and the Company. The plaintiffs seek unspecified damages for alleged business or economic losses; unspecified damages or a mechanism for recovery to address a variety of alleged costs, loss of use of property, personal injury and other consequences allegedly suffered by purported class members; punitive damages and certain additional relief, including the establishment of a medical monitoring program to protect the purported class members from an alleged increased risk of contracting serious latent disease.

On May 6, 2015, the Company received a pre-litigation demand letter from a purported stockholder seeking to have the Company's Board of Directors, among other things, commence litigation against any and all persons and entities responsible for matters relating to the Freedom Industries’ spill, including the Company’s officers and directors.  The Board of Directors intends to review the demand letter with its legal advisor and will respond to such letter in due course.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2014, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2014.

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

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 6, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2015.

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

101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 6, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	filed herewith.