Form 10-Q
period 2015-06-30
American Water Works Company, Inc.
filed 2015-08-05
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2015
Common Stock, $0.01 par value per share	180,256,635 shares

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2015

INDEX

PART I. FINANCIAL INFORMATION	2

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
ITEM 4. CONTROLS AND PROCEDURES	36

PART II. OTHER INFORMATION	38

ITEM 1. LEGAL PROCEEDINGS	38
ITEM 1A. RISK FACTORS	39
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	40
ITEM 4. MINE SAFETY DISCLOSURES	40
ITEM 5. OTHER INFORMATION	40
ITEM 6. EXHIBITS	42

SIGNATURES	43
EXHIBITS INDEX

EXHIBIT 3.2
EXHIBIT 10.1
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101

i

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Property plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $4,144,789 at June 30 and $3,991,680 at December 31	$13,244,298	$12,899,704
Nonutility property, net of accumulated depreciation of $247,013 at June 30 and $248,341 at December 31	113,683	129,592
Total property, plant and equipment	13,357,981	13,029,296
Current assets
Cash and cash equivalents	144,752	23,080
Restricted funds	20,838	13,859
Accounts receivable	281,195	267,053
Allowance for uncollectible accounts	(35,518)	(34,941)
Unbilled revenues	265,347	220,538
Income taxes receivable	3,466	2,575
Materials and supplies	38,332	37,190
Deferred income taxes	130,168	86,601
Other	41,505	45,414
Total current assets	890,085	661,369
Regulatory and other long-term assets
Regulatory assets	1,195,231	1,153,429
Restricted funds	8,723	8,958
Goodwill	1,209,841	1,208,043
Other	70,471	69,861
Total regulatory and other long-term assets	2,484,266	2,440,291
TOTAL ASSETS	$16,732,332	$16,130,956

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($0.01 par value, 500,000 shares authorized, 180,112 shares outstanding at June 30 and 179,462 at December 31)	$1,801	$1,795
Paid-in-capital	6,324,039	6,301,729
Accumulated deficit	(1,162,346)	(1,295,549)
Accumulated other comprehensive loss	(80,053)	(81,868)
Treasury stock	(30,051)	(10,516)
Total common stockholders' equity	5,053,390	4,915,591
Long-term debt	5,433,239	5,432,744
Redeemable preferred stock at redemption value	14,291	15,501
Total capitalization	10,500,920	10,363,836
Current liabilities
Short-term debt	820,982	449,959
Current portion of long-term debt	61,962	61,132
Accounts payable	283,570	285,800
Taxes accrued	41,141	24,505
Interest accrued	55,992	56,523
Other	248,541	363,079
Total current liabilities	1,512,188	1,240,998
Regulatory and other long-term liabilities
Advances for construction	359,498	367,693
Deferred income taxes	2,284,069	2,120,739
Deferred investment tax credits	24,339	25,014
Regulatory liabilities	395,549	391,782
Accrued pension expense	318,647	316,368
Accrued postretirement benefit expense	190,485	192,502
Other	48,027	37,152
Total regulatory and other long-term liabilities	3,620,614	3,451,250
Contributions in aid of construction	1,098,610	1,074,872
Commitments and contingencies (See Note 9)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$16,732,332	$16,130,956

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues	$782,121	$754,778	$1,480,199	$1,433,781
Operating expenses
Operation and maintenance	336,624	337,849	660,456	663,029
Depreciation and amortization	108,923	105,685	216,300	211,609
General taxes	60,222	56,802	123,918	117,469
Gain on asset dispositions and purchases	(1,209)	(345)	(2,337)	(555)
Total operating expenses, net	504,560	499,991	998,337	991,552
Operating income	277,561	254,787	481,862	442,229
Other income (expenses)
Interest, net	(75,421)	(73,668)	(151,094)	(147,228)
Allowance for other funds used during construction	2,835	2,058	5,195	4,259
Allowance for borrowed funds used during construction	1,542	1,271	4,064	2,754
Amortization of debt expense	(1,878)	(1,629)	(3,642)	(3,302)
Other, net	(1,012)	(316)	744	(1,857)
Total other income (expenses)	(73,934)	(72,284)	(144,733)	(145,374)
Income from continuing operations before income taxes	203,627	182,503	337,129	296,855
Provision for income taxes	80,552	72,329	134,011	117,568
Income from continuing operations	123,075	110,174	203,118	179,287
Loss from discontinued operations, net of tax	—	(875)	—	(1,865)
Net income	$123,075	$109,299	$203,118	$177,422

Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Prior service cost, net of tax of $25 and $26 for the three
months and $50 and $53 for the six months, respectively	39	42	$78	$83
Actuarial (gain) loss, net of tax of $832 and $(5) for the three
months and $1,664 and $(10) for the six months, respectively	1,302	(8)	2,604	(15)
Foreign currency translation adjustment	90	446	(906)	(104)
Unrealized loss on cash flow hedge, net of tax of $11 for the
three months and $21 for the six months, respectively	19	—	39	—
Other comprehensive income (loss)	1,450	480	1,815	(36)
Comprehensive income	$124,525	$109,779	$204,933	$177,386

Basic earnings per share: (a)
Income from continuing operations	$0.69	$0.62	$1.13	$1.00
Loss from discontinued operations, net of tax	$0.00	$(0.00)	$0.00	$(0.01)
Net income	$0.69	$0.61	$1.13	$0.99
Diluted earnings per share: (a)
Income from continuing operations	$0.68	$0.61	$1.13	$1.00
Loss from discontinued operations, net of tax	$0.00	$(0.00)	$0.00	$(0.01)
Net income	$0.68	$0.61	$1.13	$0.99
Average common shares outstanding during the period
Basic	179,564	178,863	179,511	178,702
Diluted	180,371	179,693	180,348	179,512
Dividends declared per common share	$0.34	$0.31	$0.34	$0.31

(a) Amounts may not sum due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$203,118	$177,422
Adjustments to reconcile to net cash flows provided by operating activities
Depreciation and amortization	216,300	211,940
Deferred income taxes and amortization of investment tax credits	127,448	108,294
Provision for losses on accounts receivable	13,889	17,014
Allowance for other funds used during construction	(5,195)	(4,259)
Gain on asset dispositions and purchases	(2,337)	(615)
Pension and non-pension postretirement benefits	30,649	12,038
Other non-cash, net	(12,168)	26,633
Changes in assets and liabilities
Receivables and unbilled revenues	(72,263)	(53,745)
Taxes accrued, including income taxes	15,745	4,667
Pension and non-pension postretirement benefit contributions	(25,464)	(21,433)
Accounts payable and accrued expenses	(10,006)	(52,168)
Other current assets and liabilities, net	(61,721)	24,827
Net cash provided by operating activities	417,995	450,615
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(478,821)	(401,781)
Acquisitions and related costs	(41,244)	(2,869)
Proceeds from sale of assets	4,780	665
Removal costs from property, plant and equipment retirements, net	(45,929)	(31,366)
Net funds restricted	(5,961)	(2,823)
Net cash used in investing activities	(567,175)	(438,174)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	7,748	—
Repayment of long-term debt	(5,694)	(4,565)
Proceeds from short-term borrowings with maturities greater than three months	60,000	35,000
Repayment of short-term borrowings with maturities greater than three months	—	(256,000)
Net short-term borrowings with maturities less than three months	311,023	293,131
Proceeds from issuances of employee stock plans and dividend reinvestment plan	12,808	12,169
Advances and contributions for construction, net of refunds of $11,430 and $10,459 at June 30, 2015 and 2014, respectively	13,051	8,401
Debt issuance costs	(2,006)	—
Dividends paid	(116,649)	(105,390)
Anti-dilutive share repurchase	(13,226)	—
Tax benefit realized from equity compensation	3,797	9,982
Net cash provided by (used in) financing activities	270,852	(7,272)
Net increase in cash and cash equivalents	121,672	5,169
Cash and cash equivalents at beginning of period	23,080	26,964
Cash and cash equivalents at end of period	$144,752	$32,133
Non-cash investing activity:
Capital expenditures acquired on account but unpaid at end of period	$191,521	$115,127
Non-cash financing activity:
Advances and contributions	$8,413	$6,060
Long-term debt issued	$—	$9,977
Long-term debt retired	$—	$(875)

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Stockholders' Equity
Balance at December 31, 2014	179,462	$1,795	$6,301,729	$(1,295,549)	$(81,868)	(261)	$(10,516)	$4,915,591
Cumulative effect of change in accounting principle	—	—	—	(8,395)	—	—	—	(8,395)
Net income	—	—	—	203,118	—	—	—	203,118
Direct stock reinvestment and purchase plan, net of expense of $28	53	—	2,827	—	—	—	—	2,827
Employee stock purchase plan	47	—	2,574	—	—	—	—	2,574
Stock-based compensation activity	550	6	16,909	(423)	—	(113)	(6,309)	10,183
Repurchase of common stock	—	—	—	—	—	(250)	(13,226)	(13,226)
Other comprehensive income, net of tax of $1,735	—	—	—	—	1,815	—	—	1,815
Dividends	—	—	—	(61,097)	—	—	—	(61,097)
Balance at June 30, 2015	180,112	$1,801	$6,324,039	$(1,162,346)	$(80,053)	(624)	$(30,051)	$5,053,390

	Common Stock				Accumulated Other	Treasury Stock		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Stockholders' Equity
Balance at December 31, 2013	178,379	$1,784	$6,261,396	$(1,495,698)	$(34,635)	(132)	$(5,043)	$4,727,804
Net income	—	—	—	177,422	—	—	—	177,422
Direct stock reinvestment and purchase plan, net of expense of $14	23	—	1,017	—	—	—	—	1,017
Employee stock purchase plan	53	—	2,347	—	—	—	—	2,347
Stock-based compensation activity	686	7	25,642	(417)	—	(122)	(5,179)	20,053
Other comprehensive loss, net of tax of $43	—	—	—	—	(36)	—	—	(36)
Dividends	—	—	—	(55,481)	—	—	—	(55,481)
Balance at June 30, 2014	179,141	$1,791	$6,290,402	$(1,374,174)	$(34,671)	(254)	$(10,222)	$4,873,126

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The unaudited consolidated financial statements provided in this report include the accounts of American Water Works, Company, Inc. and its subsidiaries (collectively, the “Company”) after the elimination of intercompany accounts and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position at June 30, 2015 and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.

The Consolidated Balance Sheet as of December 31, 2014 is derived from the Company's audited consolidated financial statements at December 31, 2014. The unaudited financial statements and notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

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

Service Concession Arrangements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for an operating entity that enters into a service concession arrangement with a public sector grantor who controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide the services and at what price. The grantor must also control, through ownership or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The guidance specifies that an operating entity should not account for the service concession arrangement as a lease. The operating entity should refer instead to other accounting guidance to account for the various aspects of the arrangement. The guidance also specifies that the infrastructure used in such an arrangement should not be recognized as property, plant and equipment of the operating entity. To comply with this guidance, application was required on a modified retrospective basis to service concession arrangements that existed at January 1, 2015. The Company reduced nonutility property and other long-term assets for infrastructure related to service concession arrangements and recognized a cumulative effect adjustment of $8,395, net of tax, to the opening balance of accumulated deficit at January 1, 2015.

Reporting Discontinued Operations

In April 2014, the FASB issued guidance that changed the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the updated guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major part of the entity. A component comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity including a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group. The update no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or if there is significant continuing involvement with a component after its disposal. The guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2014 (January 1, 2015 for the Company).

The following recently issued accounting standards are not yet required to be adopted by the Company:

Revenue from Contracts with Customers

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. The guidance was originally effective for annual and interim periods beginning after December 15, 2016 (January 1, 2017 for the Company). Early adoption was not permitted. The new guidance allows for either full retrospective adoption, meaning the guidance is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The FASB voted on July 9, 2015 to defer the effective date of the new revenue recognition standard by one year, to annual reporting periods beginning after December 15, 2017 (January 1, 2018 for the Company). Additionally in its decision, the FASB decided to permit early adoption of the standard, but not before annual periods beginning after December 15, 2016 (January 1, 2017 for the Company). The Company is evaluating the new guidance, the best transition method and the impact the new standard will have on the Company’s results of operations, financial position or cash flows.

Accounting for Stock-based Compensation with Performance Targets

In June 2014, the FASB issued guidance for the accounting for stock-based compensation tied to performance targets. The amendments clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value and compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The updated guidance may be applied either: (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 (January 1, 2016 for the Company). Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance that explicitly requires an entity’s management to assess the entity’s ability to continue as a going concern. The new guidance requires an entity to evaluate, at each interim and annual period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or are available to be issued) and to provide related disclosures, if applicable. The new guidance is effective for annual periods ending after December 15, 2016 and for interim and annual periods thereafter (January 1, 2017 for the Company). Early adoption is permitted. The adoption of this updated guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued guidance that amends the consolidation analysis for variable interest entities (“VIEs”) as well as voting interest entities. The amended guidance (1) modifies the assessment of limited partnerships as VIEs, (2) amends the effect that fees paid to a decision maker or service provider have on the VIE analysis, (3) amends how variable interests held by a reporting entity’s related parties and de facto agents impact its consolidation conclusion, (4) clarifies how to determine whether equity holders have power over an entity and (5) provides a scope exception for registered and similar unregistered money market funds. The guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2015 (January 1, 2016 for the Company). Early adoption is permitted as of the beginning of the annual period containing the adoption date. The guidance may be applied retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of adoption (modified retrospective method). The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance on imputation of interest and simplifying the presentation of debt issuance costs. The updated guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is consistent with the current presentation of debt discounts or premiums. Prior to this amendment, debt issuance costs were reported in the balance sheet as an asset (i.e., a deferred charge), whereas debt discounts and premiums were, and remain, reported as deductions from or additions to the debt itself. Recognition and measurement guidance for debt issuance costs is not affected by the amendments. The effective date is for financial statements covering fiscal years beginning after December 15, 2015 (January 1, 2016 for the Company) and interim periods within fiscal years beginning after December 15, 2016 (January 1, 2017 for the Company). Early adoption is permitted for financial statements that have not been previously issued. The amended guidance must be applied on a retrospective basis. Thus, balance sheets for each period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating the new guidance and does not expect this new guidance to have a material impact on its results of operations, financial position or cash flows.

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued guidance clarifying how customers should account for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service and other similar hosting arrangements. Under the new guidance, if a cloud computing arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer would account for the arrangement as a service contract. The guidance may be applied retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The guidance is effective for annual periods, and interim periods therein, beginning after December 15, 2015 (January 1, 2016 for the Company). Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its results of operations, financial position or cash flows.

Note 3: Acquisitions and Divestitures

Acquisitions

During the six-month period ended June 30, 2015, the Company closed on three acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $41,175. Assets acquired, principally plant, totaled $65,708, including $1,798 of goodwill, and liabilities assumed totaled $22,301, including $7,707 of contributions in aid of construction and other long-term liabilities of $14,039.

On July 9, 2015, the Company made a strategic acquisition in Water Solutions Holdings, LLC, a Delaware limited liability company, including its wholly owned subsidiary, Keystone Clearwater Solutions (“Keystone”), by acquiring a ninety-five percent interest in the entity for approximately $130,000. Keystone is a water service provider that offers a range of water related services to the oil and gas industry primarily in the Appalachian region of Pennsylvania, Ohio and West Virginia. The acquisition agreement calls for purchase price adjustments related to working capital, capital expenditures and results of operations through the date of close. The Company also entered into an agreement giving it the right to purchase the remaining membership interests upon the occurrence of certain triggering events or at defined dates of December 31, 2016 and December 31, 2018. The owners of the remaining membership interests also have the right to sell their membership interests upon the occurrence of these same triggering events or defined dates. The Company is in the process of determining the purchase price allocation for this acquisition.

Divestitures

In November 2014, the Company completed the sale of Terratec Environmental Ltd (“Terratec”) previously included in the Market-Based Operations segment. A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Operating revenues	$4,381	$7,324
Total operating expenses, net	5,394	9,683
Operating loss	(1,013)	(2,359)
Other income (expenses), net	(1)	(1)
Loss from discontinued operations before income taxes	(1,014)	(2,360)
Benefit from income taxes	(139)	(495)
Loss from discontinued operations	$(875)	$(1,865)

Note 4: Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2015 and 2014, respectively:

	Defined Benefit Plans
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial (Gain) Loss	Foreign Currency Translation	Loss on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2015	$(115,830)	$879	$31,119	$2,755	$(791)	$(81,868)
Other comprehensive income (loss) before reclassifications	—	—	—	(906)	—	(906)
Amounts reclassified from accumulated other comprehensive income (loss)	—	78	2,604	—	39	2,721
Net comprehensive income (loss) for the period	—	78	2,604	(906)	39	1,815
Ending balance at June 30, 2015	$(115,830)	$957	$33,723	$1,849	$(752)	$(80,053)

Beginning balance at January 1, 2014	$(69,711)	$713	$31,150	$3,213	$—	$(34,635)
Other comprehensive income (loss) before reclassifications	—	—	—	(104)	—	(104)
Amounts reclassified from accumulated other comprehensive income (loss)	—	83	(15)	—	—	68
Net comprehensive income (loss) for the period	—	83	(15)	(104)	—	(36)
Ending balance at June 30, 2014	$(69,711)	$796	$31,135	$3,109	$—	$(34,671)

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

Antidilutive Stock Repurchase Program

In February 2015, the Company’s Board of Directors authorized a common stock repurchase program for the specific purpose of providing a vehicle to mitigate the dilutive effect of shares issued through the Company’s dividend reinvestment, employee stock purchase and executive compensation activities. This program allows the Company to purchase up to 10,000 shares of its outstanding common stock over an unrestricted period of time to minimize dilution. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions. The program is being conducted in accordance with Rule 10b-18 of the Securities Exchange Act, as amended, and to facilitate the purchases, the Company has also entered into a Rule 10b5-1 share repurchase plan with a broker.

The shares repurchased are held as treasury shares, at cost, until cancelled or reissued at the discretion of the Company’s management. During the three months ended June 30, 2015, the Company repurchased 250 shares of common stock in the open market at an aggregate cost of $13,231 under the program.

Stock Options

In the first six months of 2015, the Company granted non-qualified stock options to certain employees under the Company’s 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). The stock options vest ratably over the three-year service period beginning January 1, 2015. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2015:

Dividend yield	2.35%
Expected volatility	17.64%
Risk-free interest rate	1.48%
Expected life (years)	4.4
Exercise price	$52.75
Grant date fair value per share	$6.21

Stock options granted under the 2007 Plan have a maximum term of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. As of June 30, 2015, $2,222 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.9 years.

The table below summarizes stock option activity for the six months ended June 30, 2015:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	1,910	$33.47
Granted	301	52.75
Forfeited or expired	(39)	44.18
Exercised	(262)	29.49
Options outstanding at June 30, 2015	1,910	$36.83	3.4	$23,757
Exercisable at June 30, 2015	1,358	$32.16	2.4	$22,369

The following table summarizes additional information regarding stock options exercised during the six months ended June 30, 2015 and 2014:

	2015	2014
Intrinsic value	$6,218	$6,691
Exercise proceeds	7,717	9,075
Income tax benefit	1,928	1,951

Restricted Stock Units

During 2012, the Company granted selected employees an aggregate of 158 restricted stock units with internal performance measures and, separately, certain market thresholds. These awards vested in January 2015. The terms of the grants generally specified that to the extent certain performance goals, comprised of internal measures and market thresholds, were achieved, the restricted stock units would vest; if target performance was surpassed, up to 175% of the target awards would be distributed; and if performance thresholds were not met, the awards would be forfeited. In January 2015, 93 shares of common stock were issued pursuant to the vesting of these restricted stock units because performance thresholds were exceeded.

In June 2015, the Company granted 15 restricted stock units to non-employee directors under the 2007 Plan. The restricted stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (a) 15 months after grant date or (b) the participant’s separation from service. Because these restricted stock units vested on grant date, the total grant date fair value was recorded in operation and maintenance expense on the grant date.

In the first six months of 2015, the Company granted restricted stock units, both with and without performance conditions, to certain employees under the 2007 Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1, 2015 and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1, 2015 (the “Performance Period”). Vesting of the shares underlying the restricted stock units with performance conditions is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market conditions are valued using a Monte Carlo model.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation for restricted stock units with market conditions granted during the six months ended June 30, 2015:

Expected volatility	14.93%
Risk-free interest rate	1.07%
Expected life (years)	3

The grant date fair value of the restricted stock unit awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of June 30, 2015, $7,314 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.4 years.

The table below summarizes restricted stock unit activity for the six months ended June 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2015	516	$41.46
Granted	150	55.63
Performance share adjustment	93	38.11
Vested	(302)	39.40
Forfeited	(19)	44.80
Non-vested total at June 30, 2015	438	$46.88

The following table summarizes additional information regarding restricted stock units distributed during the six months ended June 30, 2015 and 2014:

	2015	2014
Intrinsic value	$15,931	$14,266
Income tax benefit	1,900	1,551

If dividends are paid with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $423 and $417 to retained earnings during the six months ended June 30, 2015 and 2014, respectively.

Note 5: Long-Term Debt

The following long-term debt was issued during the first six months of 2015:

Company	Type	Rate	Maturity	Amount
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	1.00%	2022	$7,748

The following long-term debt was retired through sinking fund payments during the first six months of 2015:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.(a)	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$807
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.30%	2015-2041	3,671
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other subsidiaries	Capital lease payments	12.23%	2026	16
Total retirements and redemptions				$5,694

(a)	AWCC, which is a wholly-owned subsidiary of the Company, has a support agreement with its parent that, under certain circumstances, is the functional equivalent of a guarantee.

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

The following table provides a summary of the derivative fair value balance recorded by the Company and the line item in the Consolidated Balance Sheets in which such amount is recorded:

Balance sheet classification	June 30, 2015	December 31, 2014
Regulatory and other long-term assets
Other	$3,472	$3,636
Long-term debt
Long-term debt	3,396	3,570

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income statement classification	2015	2014	2015	2014
Interest, net
Gain (loss) on swap	$(402)	$174	$(164)	$(203)
Gain (loss) on borrowing	398	(75)	174	253
Hedge ineffectiveness	(4)	99	10	50

Note 6: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $820,982 (net of discount of $218) at June 30, 2015 and $449,959 (net of discount of $41) at December 31, 2014. At June 30, 2015, there are $60,000 of borrowings with maturities greater than three months. At December 31, 2014, there were no borrowings outstanding with maturities greater than three months.

On June 30, 2015, the Company, American Water Capital Corp. (“AWCC”), and AWCC’s lenders amended and restated AWCC’s outstanding credit agreement, dated as of October 29, 2012, associated with the revolving credit facility, to extend the expiration date of the facility from October 2018 to June 2020 and, subject to the terms of the credit agreement, to allow AWCC to request to extend further the term of the credit facility for up to two one-year periods. The financial covenants with respect to the credit facility remained unchanged.

Note 7: Income Taxes

The Company's estimated annual effective tax rate for the six months ended June 30, 2015 was 39.5% compared to 39.8% for the six months ended June 30, 2014, excluding various discrete items.

The Company’s actual effective tax rates for continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Actual effective tax rate	39.6%	39.6%	39.8%	39.6%

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Components of net periodic pension benefit cost
Service cost	$9,334	$7,944	$18,668	$15,887
Interest cost	18,576	19,163	37,152	38,326
Expected return on plan assets	(24,366)	(23,710)	(48,732)	(47,419)
Amortization of:
Prior service cost	189	181	377	362
Actuarial (gain) loss	6,277	(32)	12,554	(65)
Net periodic pension benefit cost	$10,010	$3,546	$20,019	$7,091

Components of net periodic other postretirement benefit cost
Service cost	$3,444	$2,765	$6,887	$5,529
Interest cost	7,465	7,151	14,931	14,302
Expected return on plan assets	(6,299)	(6,875)	(12,598)	(13,750)
Amortization of:
Prior service credit	(548)	(547)	(1,095)	(1,094)
Actuarial (gain) loss	1,253	(20)	2,505	(40)
Net periodic other postretirement benefit cost	$5,315	$2,474	$10,630	$4,947

The Company contributed $12,200 to its defined benefit pension plans in the first six months of 2015 and expects to contribute $15,800 during the balance of 2015. In addition, the Company contributed $13,264 for the funding of its other postretirement plans in the first six months of 2015 and expects to contribute $13,263 during the balance of 2015.

Note 9: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At June 30, 2015, the Company has accrued approximately $3,800 of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies is $29,600. For certain matters, the Company is unable to estimate possible losses. The Company believes that damages or settlements recovered by plaintiffs in such claims or actions, if any, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, financial position or cash flows.

On January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances used for processing coal, 4-methylcyclohexane methanol, or MCHM, and PPH/DiPPH, a mix of polyglycol ethers, into the Elk River near the West Virginia-American Water Company (“WVAWC”) treatment plant intake in Charleston, West Virginia. To date, 58 lawsuits have been filed against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties. Fifty-two of the state court cases naming WVAWC, and one case naming both WVAWC and American Water Works Service Company, Inc. (“AWWSC,” and together with WVAWC and the Company, the “American Water Defendants”) were removed to the United States District Court for the Southern District of West Virginia, but are subject to motions to remand the cases back to the state courts and have been consolidated for the sole purpose of resolving venue issues. Four of the cases pending before the federal district court were consolidated for purposes of discovery, and an amended consolidated complaint for those cases was filed on December 9, 2014 by several plaintiffs who allegedly suffered economic losses, loss of use of property and tap water or other specified adverse consequences as a result of the Freedom Industries spill, on behalf of a purported class of all persons and businesses supplied with, using, or exposed to water contaminated with Crude MCHM and provided by WVAWC in Logan, Clay, Lincoln, Roane, Jackson, Boone, Putnam, and Kanawha Counties and the Culloden area of Cabell County, West Virginia as of January 9, 2014. The amended consolidated complaint names several individuals and corporate entities as defendants, including the American Water Defendants. The plaintiffs seek unspecified damages for alleged business or economic losses; unspecified damages or a mechanism for recovery to address a variety or alleged costs, loss of use of property, personal injury and other consequences allegedly suffered by purported class members; punitive damages and certain additional relief, including the establishment of a medical monitoring program to protect the purported class members from an alleged increased risk of contracting serious latent disease.

On April 9, 2015, the court in the Federal action denied a motion to dismiss all claims against the Company for lack of personal jurisdiction. A separate motion to dismiss filed by AWWSC and WVAWC (and joined by the Company) asserting various legal defenses in the Federal action was resolved by the court on June 3, 2015. The court dismissed three causes of action but denied the motion to dismiss with respect to the remaining causes of actions and allowed the plaintiffs to continue to pursue the various claims for damages alleged in their amended consolidated complaint. On July 6, 2015, the plaintiffs filed a motion seeking certification of a class defined to include persons who resided in dwellings served by WVAWC’s Kanawha Valley Treatment Plant (“KVTP”) on January 9, 2014, persons who owned businesses served by the KVTP on January 9, 2014, and hourly employees who worked for such businesses. The plaintiffs seek a class-wide determination of liability against the American Water Defendants, among others, and of damages to the three groups of plaintiffs as a result of the “Do Not Use” order that was issued after the Freedom Industries spill. This motion remains pending. On July 22, 2015, the court directed the parties to the Federal action to attend mediation scheduled for September 30, 2015. It is expected that the plaintiffs in the 53 state court cases, which were removed to federal court and are presently subject to stayed motions to remand to state court, will also participate in this mediation. The Company believes that the causes of action asserted against the American Water Defendants in the lawsuits described above are without merit and continues to vigorously defend itself in these proceedings.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $1,100 and $2,200 at June 30, 2015 and December 31, 2014, respectively. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company pursues recovery of incurred costs through all appropriate means, including regulatory recovery through customer rates. The Company’s regulatory assets at June 30, 2015 and December 31, 2014 include $7,794 and $7,791, respectively, related to the NOAA agreement.

Note 11: Earnings per Common Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the 2007 Plan, that earn dividend equivalents on an equal basis with common shares. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities.

The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations and net income and weighted-average common shares outstanding for calculating basic earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2015	2014	2015	2014
Income from continuing operations	$123,075	$110,174	$203,118	$179,287
Loss from discontinued operations, net of tax	—	(875)	—	(1,865)
Net income	123,075	109,299	203,118	177,422
Less: Distributed earnings to common shareholders	61,394	55,647	117,041	105,775
Less: Distributed earnings to participating securities	19	17	32	32
Undistributed earnings	61,662	53,635	86,045	71,615
Undistributed earnings allocated to common shareholders	61,646	53,619	86,025	71,593
Undistributed earnings allocated to participating securities	16	16	20	22
Total income from continuing operations available to common shareholders, basic	$123,040	$110,141	$203,066	$179,233
Total income available to common shareholders, basic	$123,040	$109,266	$203,066	$177,368

Weighted-average common shares outstanding, basic	179,564	178,863	179,511	178,702
Basic earnings per share: (a)
Income from continuing operations	$0.69	$0.62	$1.13	$1.00
Loss from discontinued operations, net of tax	$0.00	$(0.00)	$0.00	$(0.01)
Net income	$0.69	$0.61	$1.13	$0.99
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

The following is a reconciliation of the Company’s income from continuing operations, loss from discontinued operations and net income and weighted-average common shares outstanding for calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted	2015	2014	2015	2014
Total income from continuing operations available to common shareholders, basic	$123,040	$110,141	$203,066	$179,233
Loss from discontinued operations, net of tax	—	(875)	—	(1,865)
Total income available to common shareholders, basic	123,040	109,266	203,066	177,368
Undistributed earnings for participating securities	16	16	20	22
Total income from continuing operations available to common shareholders, diluted	$123,056	$110,157	$203,086	$179,255
Total income available to common shareholders, diluted	$123,056	$109,282	$203,086	$177,390

Weighted-average common shares outstanding, basic	179,564	178,863	179,511	178,702
Common stock equivalents:
Restricted stock units	395	379	393	358
Stock options	409	449	440	451
Employee stock purchase plan	3	2	4	1
Weighted-average common shares outstanding, diluted	180,371	179,693	180,348	179,512
Diluted earnings per share: (a)
Income from continuing operations	$0.68	$0.61	$1.13	$1.00
Loss from discontinued operations, net of tax	$0.00	$(0.00)	$0.00	$(0.01)
Net income	$0.68	$0.61	$1.13	$0.99
(a)

Earnings per share amounts are computed independently for income from continuing operations, loss from discontinued operations and net income. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amount for net income.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	295	346	295	490
Restricted stock units where certain performance conditions were not met	42	80	42	80

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

Preferred stock with mandatory redemption requirements and long-term debt—The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs. The fair values of instruments classified as Level 2 and 3 are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility debt securities with a bond credit rating of A-. The Company used these yield curve assumptions to derive a base yield for the Level 2 and Level 3 securities. Additionally, the Company adjusted the base yield for specific features of the debt securities including call features, coupon tax treatment and collateral for the Level 3 instruments.

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments are as follows:

		At Fair Value as of June 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$15,941	$—	$—	$20,195	$20,195
Long-term debt (excluding capital lease obligations)	5,492,681	2,814,037	1,460,219	2,010,748	6,285,004

		At Fair Value as of December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$17,151	$—	$—	$22,167	$22,167
Long-term debt (excluding capital lease obligations)	5,491,341	2,874,622	1,474,708	2,055,058	6,404,388

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2015 and December 31, 2014, respectively:

	At Fair Value as of June 30, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$36,738	$—	$—	$36,738
Rabbi trust investments	—	12,531	—	12,531
Deposits	1,322	—	—	1,322
Mark-to-market derivative asset	—	3,472	—	3,472
Total assets	38,060	16,003	—	54,063
Liabilities
Deferred compensation obligation	—	11,789	—	11,789
Mark-to-market derivative liability	—	887	—	887
Total liabilities	—	12,676	—	12,676
Total net assets	$38,060	$3,327	$—	$41,387

	At Fair Value as of December 31, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$45,182	$—	$—	$45,182
Rabbi trust investments	—	11,751	—	11,751
Deposits	4,158	—	—	4,158
Mark-to-market derivative asset	—	3,636	—	3,636
Total assets	49,340	15,387	—	64,727
Liabilities
Deferred compensation obligation	—	11,765	—	11,765
Mark-to-market derivative liability	—	1,012	—	1,012
Total liabilities	—	12,777	—	12,777
Total net assets	$49,340	$2,610	$—	$51,950

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Also included in restricted funds above is $7,177 and $22,366 of money market funds held in trust for active employee benefits, at June 30, 2015 and December 31, 2014, respectively, which the Company includes in other current assets in the accompanying Consolidated Balance Sheets.

Rabbi trust investments—The Company’s rabbi trust investments consist primarily of equity and fixed income indexed funds from which supplemental executive retirement plan benefits and deferred compensation obligations can be paid. The Company includes these assets in other long-term assets.

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

Note 13: Segment Information

The Company has two operating segments that are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Operations. The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended
	June 30, 2015
	Regulated Businesses	Market-Based Operations		Other	Consolidated
Net operating revenues	$686,811	$99,976		$(4,666)	$782,121
Depreciation and amortization	102,002	1,134		5,787	108,923
Total operating expenses, net	428,176	82,844		(6,460)	504,560
Income from continuing operations before income taxes	198,756	17,737		(12,866)	203,627
Total assets	14,777,921	329,156		1,625,255	16,732,332

	As of or for the Three Months Ended
	June 30, 2014
	Regulated Businesses	Market-Based Operations		Other	Consolidated
Net operating revenues	$678,101	$81,022		$(4,345)	$754,778
Depreciation and amortization	98,181	1,458		6,046	105,685
Total operating expenses, net	435,429	67,639		(3,077)	499,991
Income from continuing operations before income taxes	182,418	13,982		(13,897)	182,503
Total assets	13,857,864	293,696	(a)	1,274,887	15,426,447

	As of or for the Six Months Ended
	June 30, 2015
	Regulated Businesses	Market-Based Operations		Other	Consolidated
Net operating revenues	$1,302,221	$187,449		$(9,471)	$1,480,199
Depreciation and amortization	201,970	2,198		12,132	216,300
Total operating expenses, net	852,587	158,876		(13,126)	998,337
Income from continuing operations before income taxes	332,898	29,794		(25,563)	337,129
Total assets	14,777,921	329,156		1,625,255	16,732,332

	As of or for the Six Months Ended
	June 30, 2014
	Regulated Businesses	Market-Based Operations		Other	Consolidated
Net operating revenues	$1,285,745	$156,877		$(8,841)	$1,433,781
Depreciation and amortization	196,964	2,908		11,737	211,609
Total operating expenses, net	867,386	132,162		(7,996)	991,552
Income from continuing operations before income taxes	297,446	25,959		(26,550)	296,855
Total assets	13,857,864	293,696	(a)	1,274,887	15,426,447

(a) Amount includes assets of discontinued operations of $3,845.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s annual report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

American Water Works Company, Inc. (“American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. These utilities are generally subject to economic regulation by state regulatory agencies in the states in which they operate. We report the financial results of these utilities in our Regulated Businesses segment. We also provide other services through businesses that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Operations segment. For further description of our businesses see Part I, Item 1, “Business,” in our Form 10-K.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K.

Overview

Financial Results

Highlights of our operating results per diluted share for the three and six months ended June 30, 2015 compared to same periods during 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations	$0.68	$0.61	$1.13	$1.00
Loss from discontinued operations, net of tax	$0.00	$0.00	$0.00	$(0.01)
Diluted earnings per share	$0.68	$0.61	$1.13	$0.99

Continuing Operations

Income from continuing operations increased 7 cents and 13 cents per diluted share for the quarter and year-to-date, respectively. Excluding the costs related to the Freedom Industries chemical spill in West Virginia of 2 cents and 4 cents per diluted share for the three and six months ended June 30, 2014, earnings for the three and six months ended June 30, 2015, increased 5 cents and 9 cents per diluted share, respectively, mainly due to continued revenue growth in our Regulated Businesses and Market-Based Operations segments and lower operating and maintenance expenses in our Regulated Businesses segment. Also, adding to the increase for the six months ended June 30, 2015 was the finalization of our California general rate case.

Discontinued Operations

In the fourth quarter of 2014, we sold our Terratec line of business, which was part of our Market-Based Operations segment. The after-tax loss from discontinued operations for both the three and six months ended June 30, 2014 includes the operating results of the entity prior to the sale.

Regulatory Matters

The table below provides details by state and effective date in 2015 of annualized revenues awarded assuming a constant volume, resulting from rate authorizations:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2015
	(In millions)
State
General Rate Cases:
Maryland (June 19)	$0.5	$0.5
Indiana (January 29)	—	5.1
California (January 1)	—	5.2
Total General Rate cases	$0.5	$10.8

Infrastructure charges:
Pennsylvania (April 1)	$1.6	$1.6
Tennessee (June 30)	2.2	2.2
Missouri (June 27) (a)	1.9	1.9
New Jersey (January 1)	—	9.4
Illinois (b)	—	5.9
New York (June 1)	0.1	0.1
Total Infrastructure charges	$5.8	$21.1

(a)	The Office of the Public Counsel filed an appeal notice claiming St. Louis County no longer meets the required population requirement for an infrastructure charge.
(b)	Rates of $4.9 million and $1.0 million became effective January 1, 2015 and February 1, 2015, respectively.

On April 9, 2015, our California general rate case settlement was approved by the California Public Utilities Commission (the “CPUC”), with rates retroactive to January 1, 2015. The settlement, which also allowed for recovery of prior expenditures incurred related to our business transformation project and authorized a sharing mechanism for prior contamination proceeds that were previously deferred, was reflected in 2015 first quarter results.

On April 30, 2015, our West Virginia subsidiary filed a general rate case requesting additional annualized water and wastewater revenue of approximately $35.6 million.

Following the close of the second quarter, additional annualized revenue of $4.6 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective on July 1, 2015. Also, additional annualized revenue of $0.2 million resulting from the approval of our general wastewater rate case in Kentucky became effective on July 2, 2015.

In July 2015, our California subsidiary filed an application with the CPUC to request changes to the present rate design and the emergency conservation and rationing plan for water customers in certain areas within its Monterey County service district. If approved, the proposed changes would allow (i) recovery in authorized cost of service of existing under-collections of the net water revenue adjustment mechanism/ modified cost balancing account (“WRAM/MCBA”) balance, currently amounting to approximately $45 million, over 20 years earning a pretax rate of 8.41%; (ii) an annual consumption true-up mechanism and rate design that provide for more timely collection of the cost of service; and (iii) modification of existing conservation and rationing plans. We expect a CPUC decision in mid to late 2016.

On July 31, 2015, our Missouri subsidiary filed a general rate case requesting additional annualized revenue of approximately $25.2 million.

As of July 31, 2015, we are awaiting final general rate case orders in three states, requesting additional annualized revenue of $127.0 million. There is no assurance that all or any portion of these requests will be granted.

Focusing on Central Themes

For 2015, our focus is anchored on five central themes: 1) Customers, 2) Safety, 3) People, 4) Growth and 5) Operational Efficiency. We will continue our focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces value for our shareholders. Additionally, we will continue our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers, and leverages our people resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made in the first six months of 2015 with respect to growth and improvement in our operational efficiency ratio is described below.

Growth - Infrastructure improvements, acquisitions and strategic investments

During the first half of 2015, we made capital investments of approximately $514.9 million, consisting of approximately $473.6 million to improve infrastructure in our Regulated Businesses and the remaining $41.3 million for acquisitions of regulated operations. For the full-year of 2015, our total capital investment is expected to be in the range of $1.2 to $1.3 billion, most of which will be allocated to improving infrastructure in our Regulated Businesses with an additional $200 million allocated for acquisitions and strategic investments.

On April 30, 2015, we announced the signing of an agreement to acquire Environmental Disposal Corporation (“EDC”), which provides wastewater services to more than 5,300 customer accounts located in New Jersey. The acquisition is pending approval by the New Jersey Board of Public Utilities.

On May 21, 2015, upon the approval of the New Jersey Board of Public Utilities, we completed our acquisition of the Borough of Haddonfield’s water and wastewater system and on May 22, 2015, we completed the acquisition of the City of Arnold, Missouri’s wastewater system. These acquisitions added approximately 4,500 water and 13,800 wastewater customers to our regulated operations.

On July 9, 2015, we made a strategic acquisition in Water Solutions Holdings, LLC, including its wholly owned subsidiary, Keystone Clearwater Solutions (“Keystone”), by acquiring a ninety-five percent interest in the entity with a purchase price of approximately $130 million. Keystone is a water service provider that offers a range of water-related services to the oil and gas industry primarily in the Appalachian region of Pennsylvania, Ohio and West Virginia.

Technology and Operational Efficiency - Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses

We continued to improve on our operation and maintenance (“O&M”) efficiency ratio (a non-GAAP measure). Our O&M efficiency ratio for the twelve months ended June 30, 2015 was 35.9%, compared to 37.7% for the twelve months ended June 30, 2014. The improvement in the 2015 O&M efficiency ratio over this period was principally attributable to an increase in Regulated Businesses’ revenue and a decrease in the O&M expenses.

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

Our O&M efficiency ratio is defined as our regulated operation and maintenance expense divided by regulated operating revenues, where both O&M expense and operating revenues are adjusted to eliminate purchased water expense. We also excluded from operating revenues and O&M expenses the estimated impact from changes in consumption as a result of weather and the West Virginia Freedom Industries chemical spill. Additionally, from the O&M expenses, we exclude the allocable portion of non-O&M support services cost, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the Statement of Operations. We exclude these items from the calculation as we believe such items are not reflective of management’s ability to increase efficiency of the Company’s regulated operations.

The following table provides the calculation and reconciliation that compares O&M and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our O&M efficiency ratio for the twelve months ended June 30, 2015 as compared to the same period in 2014.

Calculation and Reconciliation of Regulated O&M Efficiency Ratio (a Non-GAAP Measure):

	For the Twelve Months Ended June 30,
	2015	2014
	(In thousands)
Total Operation and Maintenance Expense	$1,347,291	$1,326,931
Less:
Operation and maintenance expense—Market-Based Operations	316,456	254,668
Operation and maintenance expense—Other	(55,333)	(53,896)
Total Regulated Operation and Maintenance Expense	1,086,168	1,126,159
Less:
Regulated purchased water expense	118,708	119,974
Allocation of non-operation and maintenance expense	39,165	36,027
Impact of West Virginia Freedom Industries chemical spill	618	9,820
Estimated impact of weather (mid-point of range)	(1,762)	(893)
Adjusted Regulated Operation and Maintenance Expense (a)	$929,439	$961,231

Total Operating Revenues	$3,057,746	$2,962,213
Less:
Operating revenues—Market-Based Operations	385,250	321,226
Operating revenues—Other	(18,309)	(17,541)
Total Regulated Operating Revenues	2,690,805	2,658,528
Less:
Regulated purchased water expense*	118,708	119,974
Plus:
Impact of West Virginia Freedom Industries chemical spill	—	1,012
Estimated impact of weather (mid-point of range)	16,785	9,918
Adjusted Regulated Operating Revenues (b)	$2,588,882	$2,549,484

Adjusted Regulated Operation and Maintenance Efficiency Ratio (a)/(b)	35.9%	37.7%

*	Calculation assumes purchased water revenues approximate purchased water expenses.

Consolidated Results of Operations and Changes from Prior Periods

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Favorable (Unfavorable) Change	2015	2014	Favorable (Unfavorable) Change
	(In thousands, except per share amounts)
Operating revenues	$782,121	$754,778	$27,343	$1,480,199	$1,433,781	$46,418
Operating expenses
Operation and maintenance	336,624	337,849	1,225	660,456	663,029	2,573
Depreciation and amortization	108,923	105,685	(3,238)	216,300	211,609	(4,691)
General taxes	60,222	56,802	(3,420)	123,918	117,469	(6,449)
Gain on asset dispositions and purchases	(1,209)	(345)	864	(2,337)	(555)	1,782
Total operating expenses, net	504,560	499,991	(4,569)	998,337	991,552	(6,785)
Operating income	277,561	254,787	22,774	481,862	442,229	39,633
Other income (expenses)
Interest, net	(75,421)	(73,668)	(1,753)	(151,094)	(147,228)	(3,866)
Allowance for other funds used during construction	2,835	2,058	777	5,195	4,259	936
Allowance for borrowed funds used during construction	1,542	1,271	271	4,064	2,754	1,310
Amortization of debt expense	(1,878)	(1,629)	(249)	(3,642)	(3,302)	(340)
Other, net	(1,012)	(316)	(696)	744	(1,857)	2,601
Total other income (expenses)	(73,934)	(72,284)	(1,650)	(144,733)	(145,374)	641
Income from continuing operations before income taxes	203,627	182,503	21,124	337,129	296,855	40,274
Provision for income taxes	80,552	72,329	(8,223)	134,011	117,568	(16,443)
Income from continuing operations	123,075	110,174	12,901	203,118	179,287	23,831
Loss from discontinued operations, net of tax	—	(875)	875	—	(1,865)	1,865
Net income	$123,075	$109,299	$13,776	$203,118	$177,422	$25,696

Basic earnings per share: (a)
Income from continuing operations	$0.69	$0.62		$1.13	$1.00
Loss from discontinued operations, net of tax	$0.00	$(0.00)		$0.00	$(0.01)
Net income	$0.69	$0.61		$1.13	$0.99
Diluted earnings per share: (a)
Income from continuing operations	$0.68	$0.61		$1.13	$1.00
Loss from discontinued operations, net of tax	$0.00	$(0.00)		$0.00	$(0.01)
Net income	$0.68	$0.61		$1.13	$0.99

Average common shares outstanding during the period:
Basic	179,564	178,863		179,511	178,702
Diluted	180,371	179,693		180,348	179,512

(a) Amounts may not sum due to rounding

The following is a discussion of the consolidated results of operations for the three and six months ended June 30, 2015 compared to the same periods in 2014:

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating revenues. Consolidated operating revenues for the quarter ended June 30, 2015 increased $27.3 million, or 3.6%, compared to the same quarter last year. Revenues in our Market-Based Operations segment rose $19.0 million, largely driven by incremental revenue from our military contracts due to increased construction type projects and the addition of two military bases in the second half of 2014 coupled with contract growth in our Homeowner Services Group (“HOS”). Revenues in our Regulated Businesses segment rose $8.7 million mainly attributable to rate increases, infrastructure charges and increased demand, partially offset by decreased surcharges and balancing accounts in 2015. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated O&M decreased by $1.2 million, or 0.4%, compared to the same period in 2014. This decrease resulted from continued cost management; lower costs associated with the Freedom Industries chemical spill; a reduction in uncollectible expense; and reduced employee-related, condemnation and production costs. These decreases were partially offset by an increase of $15.3 million in O&M costs associated with our Market-Based Operations segment, principally due to increased activity under our military contracts, as noted in the operating revenue discussion above. For further information on the changes in our Regulated Businesses and Market-Based Operations segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results” section below.

Depreciation and amortization. Depreciation and amortization expense increased by $3.2 million, or 3.1%, primarily as a result of additional utility plant placed in service.

General Taxes. General taxes increased $3.4 million, or 6.0%, primarily due higher property tax assessments for various subsidiaries in our Regulated Businesses segment.

Other income (expenses). Other expenses increased by $1.7 million, or 2.3%, compared to the same period in 2014. The increase is primarily due to an increase in interest expense, mainly as a result of a $500 million debt issuance in the third quarter of 2014.

Provision for income taxes. Our consolidated provision for income taxes increased $8.2 million, or 11.4%, to $80.6 million for the three months ended June 30, 2015, due to the increase in pre-tax income. The effective tax rate for both the three months ended June 30, 2015 and 2014 was 39.6%.

Loss from discontinued operations, net of tax. As previously noted, the financial results of our Terratec line of business previously reported in our Market-Based Operations segment were classified as discontinued operations for all periods presented. The disposition of Terratec was finalized in the fourth quarter of 2014. For the three months ended June 30, 2014, the loss from discontinued operations, net of tax, represents the operating results of Terratec for the period.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating revenues. Consolidated operating revenues for the six months ended June 30, 2015 increased $46.4 million, or 3.2%, compared to the same period last year. Revenues in our Market-Based Operations segment rose $30.6 million, largely driven by incremental revenue from our military contracts due to increased construction type projects and the addition of two military bases in the second half of 2014 coupled with contract growth in our HOS. Revenues in our Regulated Businesses segment rose $16.5 million mainly attributable to rate increases, infrastructure charges and increased demand, partially offset by decreased surcharges and balancing accounts in 2015. For further information, see the respective “Operating Revenues” discussions within the “Segment Results” section below.

Operation and maintenance. Consolidated O&M decreased by $2.6 million, or 0.4%, compared to the same period in 2014. This decrease was attributable to lower O&M costs in our Regulated Businesses segment of $25.3 million from continued cost management, lower production and condemnation costs, and authorized recovery of costs as a result of the finalization of our California general rate case in the first quarter of 2015. Also, contributing to lower costs in our Regulated Businesses was the inclusion in 2014 of costs associated with the Freedom Industries chemical spill of $9.8 million. These decreases were partially offset by an increase of $27.1 million in O&M costs in our Market-Based Operations segment, principally due to increased activity under our military contracts, as noted in the operating revenue discussion above. For further information on the changes in our Regulated Businesses and Market-Based Operations segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results” section below.

Depreciation and amortization. Depreciation and amortization expense increased by $4.7 million, or 2.2%, primarily as a result of additional utility plant placed in service.

General Taxes. General taxes increased $6.4 million, or 5.5%, primarily due to a true-up of business and occupation taxes and higher property tax assessments for various subsidiaries in our Regulated Businesses segment.

Other income (expenses). Other expenses decreased by $0.6 million, or 0.4%, compared to the same period in 2014. The decrease is primarily due to authorization through the California rate case of a sharing mechanism between shareholders and customers for prior chemical contamination settlement proceeds of $4.1 million that were previously deferred and the recovery of the allowance for borrowed funds used during construction on the authorized business transformation costs. These decreases were offset by incremental interest expense principally due to the $500 million debt issuance in the third quarter of 2014.

Provision for income taxes. Our consolidated provision for income taxes increased $16.4 million, or 14.0%, to $134.0 million for the six months ended June 30, 2015, due to the increase in pre-tax income. The effective tax rates for the six months ended June 30, 2015 and 2014 were 39.8% and 39.6%, respectively.

Loss from discontinued operations, net of tax. As previously noted, the financial results of our Terratec line of business previously reported in our Market-Based Operations segment were classified as discontinued operations for all periods presented. The disposition of Terratec was finalized in the fourth quarter of 2014. For the six months ended June 30, 2014, the loss from discontinued operations, net of tax, represents the operating results of Terratec for the period.

Segment Results

We have two reportable segments: the Regulated Businesses and the Market-Based Operations Segments. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income before income taxes.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses Segment for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(In thousands)
Operating revenues	$686,811	$678,101	$8,710	$1,302,221	$1,285,745	$16,476
Operation and maintenance expense	270,279	284,121	(13,842)	536,609	561,948	(25,339)
Operating expenses, net	428,176	435,429	(7,253)	852,587	867,386	(14,799)
Income from continuing operations before income taxes	198,756	182,418	16,338	332,898	297,446	35,452

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business generally is subject to state economic regulation and our results of operations are impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate.

Operating revenues increased by $8.7 million, or 1.3%, for the three months ended June 30, 2015, as compared to the same period in 2014. This increase is principally due to incremental revenues of approximately $8.6 million, attributable to rate increases, including infrastructure charges, obtained through rate authorizations for a number of our operating companies. Additionally, operating revenues increased by $2.7 million, due to higher demand for the quarter ended June 30, 2015 compared to 2014. Partially offsetting these increases was a $3.6 million decrease in 2015 revenues attributable to the amortization of balancing accounts.

Operating revenues increased by $16.5 million, or 1.3%, for the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to incremental revenues of approximately $17.5 million resulting from rate increases, including the infrastructure charges for a number of our operating companies. Partially offsetting these increases was a reduction in revenues from the amortization of balancing accounts in 2015 compared to 2014 of approximately $4.1 million.

The following table sets forth information regarding the Regulated Businesses’ revenues and billed water sales volume by customer class for the periods indicated:

	For the Three Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	Operating Revenues (Dollars in thousands)				Billed Water Sales Volume (Gallons in millions)
Customer Class
Water service
Residential	$373,166	$364,906	$8,260	2.3%	41,725	41,705	20	0.0%
Commercial	135,631	130,617	5,014	3.8%	19,727	19,092	635	3.3%
Industrial	32,021	31,419	602	1.9%	9,573	9,591	(18)	(0.2%)
Public and other	83,021	81,293	1,728	2.1%	12,889	12,510	379	3.0%
Other water revenues	8,710	7,822	888	11.4%	—	—	—	—
Billed water services	632,549	616,057	16,492	2.7%	83,914	82,898	1,016	1.2%
Unbilled water services	15,961	23,246	(7,285)	(31.3%)
Total water service revenues	648,510	639,303	9,207	1.4%
Wastewater service revenues	25,170	24,254	916	3.8%
Other revenues	13,131	14,544	(1,413)	(9.7%)
	$686,811	$678,101	$8,710	1.3%

	For the Six Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	Operating Revenues (Dollars in thousands)				Billed Water Sales Volume (Gallons in millions)
Customer Class
Water service
Residential	$720,307	$718,430	$1,877	0.3%	79,379	81,642	(2,263)	(2.8%)
Commercial	258,229	260,436	(2,207)	(0.8%)	37,017	38,081	(1,064)	(2.8%)
Industrial	62,990	64,988	(1,998)	(3.1%)	18,570	19,406	(836)	(4.3%)
Public and other	159,150	165,259	(6,109)	(3.7%)	24,726	25,919	(1,193)	(4.6%)
Other water revenues	16,190	8,599	7,591	88.3%	—	—	—	—
Billed water services	1,216,866	1,217,712	(846)	(0.1%)	159,692	165,048	(5,356)	(3.2%)
Unbilled water services	12,155	(2,961)	15,116	510.5%
Total water service revenues	1,229,021	1,214,751	14,270	1.2%
Wastewater service revenues	47,988	46,662	1,326	2.8%
Other revenues	25,212	24,332	880	3.6%
	$1,302,221	$1,285,745	$16,476	1.3%

Water Services – Consistent with the above discussion, water service operating revenues for the three months ended June 30, 2015 totaled $648.5 million, a $9.2 million increase, or 1.4%, over the same period of 2014. For the six months ended June 30, 2015, these revenues increased $14.3 million, or 1.2%, compared to the six months ended June 30, 2014. As described above, the increases for both the three and six months are primarily due to rate increases and infrastructure charges partially offset by a reduction in revenues attributable to the amortization of balancing accounts. Also, contributing to the incremental revenue for the three months ended June 30, 2015 compared to the same period last year was higher demand. Also, it should be noted that the mix between billed and unbilled water revenue for the six-month period ended June 30, 2015, compared to the same period in 2014 has changed. This change is principally the result of addressing the majority of delayed customer billings that existed at December 31, 2013, by billing those customers in the first quarter of 2014. The delayed billings resulted from the implementation of our Customer Information System (“CIS”) in 2013.

Wastewater services – Our subsidiaries provide wastewater services in eleven states. Revenues from these services increased $0.9 million, or 3.8%, and $1.3 million, or 2.8%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as the result of adding additional systems through acquisitions.

Other revenues – Other revenues, which include reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and other similar items, decreased $1.4 million, or 9.7%, for the three months ended June 30, 2015. This decrease is principally due to 2014 including $2.4 million in insurance proceeds for business interruption as a result of Hurricane Sandy. The six months ended June 30, 2015 increased $0.9 million, or 3.6%, due to incremental revenues for late payment fees and reconnection fees offset by the insurance proceeds mentioned above.

Operation and maintenance expense. Operation and maintenance expense decreased $13.8 million, or 4.9%, and $25.3 million, or 4.5%, for the three and six months ended June 30, 2015, respectively, compared to the same period in 2014.

The following table provides information regarding operation and maintenance expense for the three and six months ended June 30, 2015 and 2014, by major expense category:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$72,219	$74,141	$(1,922)	(2.6%)	$136,004	$143,400	$(7,396)	(5.2%)
Employee-related costs	106,277	107,599	(1,322)	(1.2%)	215,406	214,780	626	0.3%
Operating supplies and services	48,907	53,991	(5,084)	(9.4%)	95,180	110,256	(15,076)	(13.7%)
Maintenance materials and supplies	16,619	17,713	(1,094)	(6.2%)	36,050	38,160	(2,110)	(5.5%)
Customer billing and accounting	13,588	16,082	(2,494)	(15.5%)	28,715	29,287	(572)	(2.0%)
Other	12,669	14,595	(1,926)	(13.2%)	25,254	26,065	(811)	(3.1%)
Total	$270,279	$284,121	$(13,842)	(4.9%)	$536,609	$561,948	$(25,339)	(4.5%)

Production costs by major expense type were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased Water	$30,694	$32,576	$(1,882)	(5.8%)	$57,065	$59,658	$(2,593)	(4.3%)
Fuel and Power	21,518	21,217	301	1.4%	42,712	45,135	(2,423)	(5.4%)
Chemicals	12,359	12,127	232	1.9%	21,956	22,795	(839)	(3.7%)
Waste Disposal	7,648	8,221	(573)	(7.0%)	14,271	15,812	(1,541)	(9.7%)
Total	$72,219	$74,141	$(1,922)	(2.6%)	$136,004	$143,400	$(7,396)	(5.2%)

Production costs decreased by $1.9 million, or 2.6%, and $7.4 million, or 5.2%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The decrease for the second quarter was primarily due to a reduction in purchased water costs principally from lower usage in our California subsidiary. Purchased water and fuel and power costs in California are recorded in a balancing account and therefore do not impact earnings. The decrease for the six months ended June 30, 2015 was primarily due to decreases in purchased water as discussed above and fuel and power expenses principally attributable to incremental costs in 2014 due to harsher weather conditions in certain states and lower fuel and natural gas prices in 2015.

The following table provides information with respect to components of employee-related costs for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Salaries and wages	$78,990	$82,568	$(3,578)	(4.3%)	$159,480	$163,651	$(4,171)	(2.5%)
Pensions	7,351	6,800	551	8.1%	15,066	13,620	1,446	10.6%
Group insurance	15,064	13,765	1,299	9.4%	30,805	28,130	2,675	9.5%
Other benefits	4,872	4,466	406	9.1%	10,055	9,379	676	7.2%
Total	$106,277	$107,599	$(1,322)	(1.2%)	$215,406	$214,780	$626	0.3%

For the three and six months ended June 30, 2015 compared to the same periods in 2014 salaries and wages decreased as a result of the reduction in headcount and severance costs associated with the restructuring of certain organizational functions in 2014 as well as higher capitalization rates in 2015. Pension and postretirement benefit costs (which is included in group insurance expenses) increased principally due to the adoption of new mortality assumptions based on the Society of Actuaries RP 2014 mortality table and a decrease in the discount rate assumptions, which resulted in increased plan obligations.

Operating supplies and services include expenses for office operation, legal and professional services, transportation expenses, and information systems and other office equipment rental charges. Overall these costs decreased $5.1 million, or 9.4%, and $15.1 million, or 13.7%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease was primarily due to incremental costs in 2014 associated with the Freedom Industries chemical spill in West Virginia and increased condemnation-related costs. Also, contributing to the decrease were lower fuel prices and leased vehicle costs for both the three and six months ended June 30, 2015. The decrease for the six months ended June 30, 2015 also included a $3.2 million adjustment in the first quarter of 2015 attributable to the recovery of previously expensed business transformation costs as a result of the finalization of our California rate case.

Maintenance materials and supplies, which include preventive maintenance and emergency repair costs, decreased $1.1 million, or 6.2%, and $2.1 million, or 5.5%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease for both the three and six months is primarily due to decreases in paving, backfilling and other repair costs. These costs were higher in the first quarter of 2014 as compared to the same period in 2015 due to higher than normal main breaks as a result of the abnormally severe winter weather conditions experienced in certain states.

Customer billing and accounting expenses, which include uncollectible accounts expense, postage and other customer related expenses, decreased by $2.5 million, or 15.5%, and $0.6 million, or 2.0%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, and is principally attributable to improvements in our uncollectible expense.

Other operation and maintenance expense includes casualty and liability insurance premiums and regulatory costs. The decrease in these costs for both the three and six months ended June 30, 2015 compared to the prior year periods was primarily driven by 2014 claims costs associated with the Freedom Industries chemical spill in West Virginia. The premium adjustments are based upon current facts and circumstances with respect to outstanding claims and are subject to change as the claims mature.

Operating expenses. The decrease in operating expenses for the three and six months ended June 30, 2015 is principally due to the decrease in operation and maintenance expense explained above offset by higher depreciation and amortization expense from additional utility plant placed in service and incremental general taxes mainly due to increased property and gross receipt taxes for certain of our operating companies.

Market-Based Operations

The following table provides financial information for our Market-Based Operations segment for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(In thousands)
Operating revenues	$99,976	$81,022	$18,954	$187,449	$156,877	$30,572
Operation and maintenance expense	80,587	65,314	15,273	154,120	127,059	27,061
Operating expenses, net	82,844	67,639	15,205	158,876	132,162	26,714
Income from continuing operations before income taxes	17,737	13,982	3,755	29,794	25,959	3,835

Operating revenues. Revenues for the three and six months ended June 30, 2015 increased $19.0 million and $30.6 million, respectively, compared to the same periods in 2014, as a result of incremental revenues in our Military Services Group (“Military”) and HOS lines of business partially offset by lower Contract Operations Group (“Contract Operations”) revenues. For the three and six months ended June 30, 2015, Military revenue increased $15.8 million and $24.5 million, respectively. These increases are primarily related to additional revenues from construction project activities associated with our military contracts and the addition of Hill Air Force Base and Picatinny Arsenal in the second half of 2014. HOS revenues increased $3.3 million and $7.1 million for the three and six months ended June 30, 2015, respectively. The incremental revenues in HOS are primarily the result of contract growth, mainly through our New York City contracts, as well as expansion into other geographic areas.

Operation and maintenance. Operation and maintenance expense increased $15.3 million, or 23.4%, and $27.1 million, or 21.3%, for the three and six months ended June 30, 2015, respectively.

The following table provides information regarding categories of operation and maintenance expense for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$8,829	$8,593	$236	2.7%	$17,916	$17,861	$55	0.3%
Employee-related costs	17,162	15,356	1,806	11.8%	32,835	29,076	3,759	12.9%
Operating supplies and services	39,952	29,248	10,704	36.6%	72,977	54,682	18,295	33.5%
Maintenance materials and supplies	13,150	10,953	2,197	20.1%	27,437	22,310	5,127	23.0%
Other	1,494	1,164	330	28.4%	2,955	3,130	(175)	(5.6%)
Total	$80,587	$65,314	$15,273	23.4%	$154,120	$127,059	$27,061	21.3%

As noted in the table above, the primary factor contributing to the overall increase was operating supplies and services. This increase corresponds with the incremental revenues recognized in the Market-Based Operations segment and is mainly attributable to growth in construction project activities under our military contracts, as well as the addition of the two new military contracts discussed above. In addition, the increase in maintenance materials and supplies was primarily due to higher HOS claim costs, which are associated with new contracts as well as an increase in the frequency and severity of the claims.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” contained in Part II, Item 7 of our Form 10-K.

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

In order to meet our short-term liquidity needs, we, through AWCC, our wholly owned financing subsidiary, issue commercial paper, which is supported by an unsecured revolving credit facility. Indebtedness under the credit facility is considered “debt” for purposes of a support agreement between American Water and AWCC, which serves as a functional equivalent of a guarantee by American Water of AWCC’s payment obligations under the credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit and, from time to time, for direct borrowings.

On June 30, 2015, we, AWCC and the lenders amended and restated our outstanding credit agreement, dated as of October 29, 2012, associated with the revolving credit facility, to extend the expiration date of the facility from October 2018 to June 2020 and to allow AWCC to request to extend further the term of the credit facility for up to two one-year periods. An extension request must satisfy certain conditions and receive approval of the lenders, as set forth in the agreement. The financial covenants with respect to the credit facility remained unchanged.

As of June 30, 2015, AWCC had no outstanding borrowings and $40.4 million of outstanding letters of credit under the revolving credit facility. As of June 30, 2015, AWCC had $1.2 billion available under the credit facility to fulfill our short-term liquidity needs, to issue letters of credit and support $821.0 million in outstanding commercial paper. We can provide no assurances that the lenders will meet their existing commitments to AWCC under the credit facility or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

As noted in our Form 10-K, in February 2015, our Board of Directors authorized an anti-dilutive common stock repurchase program for the specific purpose of providing a vehicle to mitigate the dilutive effect of shares issued through our dividend reinvestment, employee stock purchase and executive compensation programs. This program allows us to purchase up to 10 million shares of our common stock over an unrestricted period of time. We may effect repurchases in the open market or through privately negotiated transactions. We commenced making purchases under this program in April 2015, and through June 30, 2015, we have repurchased an aggregate of 250 thousand shares.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from continuing operating activities for the six months ended June 30, 2015 were $418.0 million compared to $450.6 million for the six months ended June 30, 2014.

The following table provides a summary of the major items affecting our cash flows from operating activities for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Net income	$203,118	$177,422
Add (subtract):
Non-cash activities (1)	368,586	371,045
Changes in working capital (2)	(128,245)	(76,419)
Pension and postretirement healthcare contributions	(25,464)	(21,433)
Net cash flows provided by operations	$417,995	$450,615

(1)

Includes depreciation and amortization, deferred income taxes and amortization of deferred investment tax credits, provision for losses on accounts receivable, allowance for other funds used during construction, gain on asset dispositions and purchases, pension and non-pension postretirement benefits expense and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.

(2)

Changes in working capital include changes to receivables and unbilled revenues, taxes accrued (including income taxes), accounts payable and accrued expenses and other current assets and liabilities, net.

The decrease in cash flows from operating activities during the six months ended June 30, 2015, as compared to the same period in 2014, reflects changes in working capital and an increase in pension and postretirement benefit contributions of $4.0 million. The decrease in working capital for the six months ended June 30, 2015 compared to the same period in the prior year is the result of higher cash collections for our Regulated Businesses in the first quarter of 2014, as we delayed some 2013 billings to the first quarter of 2014 when we implemented our new customer information system in 2013, the timing of accounts payable and an increase in accrued dividends and insurance.

Due to the continued severe drought in California, in April 2015, the Governor of California mandated water usage restrictions intended to reduce the state’s overall water usage by 25% compared with 2013 levels. As a result of our California subsidiary’s WRAM, which has the effect of reducing the adverse financial impact on us of our California customers’ conservation efforts, such restrictions should not have a significant impact on our result of operations. However, cash flows from operations could be affected as the surcharges or surcredits we recognize on these accounts are collected from or refunded to customers generally over periods ranging from twelve to thirty-six months. The impact of the WRAM on cash flows for the first six months of 2015 was approximately $10 million.

Our working capital needs are primarily limited to funding the increase in our customer accounts receivable and unbilled revenues which is mainly associated with the revenue increase as a result of rate increases in our Regulated Businesses segment.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Net capital expenditures	$(478,821)	$(401,781)
Proceeds from sale of assets	4,780	665
Acquisitions and related costs	(41,244)	(2,869)
Other investing activities, net (1)	(51,890)	(34,189)
Net cash flows used in investing activities	$(567,175)	$(438,174)

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds restricted.

The increase in capital expenditures is principally due to less harsh winter conditions in the first quarter of 2015 compared to the same period in 2014 in certain of our Regulated Businesses, which allowed us to increase our capital improvements during the six months ended June 30, 2015.

The increase in cash utilized for acquisitions during the first six months of 2015 compared to the same period in 2014 is principally due to the purchase of two regulated systems, the Borough of Haddonfield, New Jersey’s water and wastewater systems and the City of Arnold, Missouri’s wastewater system.

We are currently considering a plan to construct a new corporate headquarters to consolidate our support services and certain of our Market-Based Operations employees within a single location. We are considering several alternatives for the location of the new headquarters. The cost of construction, which would take several years to complete, is currently estimated to be up to $165 million, depending on the location selected and exclusive of any tax incentives that the Company may receive.

Cash Flows from Financing Activities

The following table provides information regarding cash flows provided by (used in) financing activities for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Proceeds from long-term debt	$7,748	$—
Repayments of long-term debt	(5,694)	(4,565)
Proceeds from short-term borrowings	371,023	72,131
Dividends paid	(116,649)	(105,390)
Other financing activities, net (1)	14,424	30,552
Net cash flows provided by (used in) financing activities	$270,852	$(7,272)

(1)

Includes proceeds from issuance of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds, debt issuance costs, share repurchase and tax benefits realized from equity compensation.

Our financing activities, primarily focused on funding construction expenditures, include the issuance of long-term and short-term debt, primarily through AWCC. We intend to access the capital markets on a regular basis, subject to market and general economic conditions. In addition, new infrastructure may be financed with customer advances (net of refunds) and contributions in aid of construction.

Based on the liquidity and capital needs of American Water and our regulated subsidiaries, AWCC borrows funds on a short-term basis and through intercompany loans, provides the proceeds of those borrowings to the regulated subsidiaries and American Water. The regulated subsidiaries and American Water are obligated to pay to AWCC their respective portion of AWCC’s debt service obligations. Because American Water borrowings are not a source of capital for the Company’s regulated subsidiaries, the Company is not able to recover the interest charges on its debt through regulated water and wastewater rates.

On May 7, 2015, American Water and AWCC filed with the SEC a universal shelf registration statement that enables us to meet our capital needs through the offer and sale to the public from time to time of an unlimited amount of various types of securities, including American Water common stock, preferred stock and other equity securities and AWCC debt securities, all subject to market conditions and demand, general economic conditions, and as applicable, rating status. The shelf registration will expire in May 2018.

We intend to utilize commercial paper for short-term liquidity, as commercial paper borrowings have historically been a more flexible and lower cost option. However, we are able to utilize our credit facility to the extent necessary to complement our borrowings in the commercial paper market. In the event of disruptions in the money market sector of the debt capital markets or in response to economic conditions generally, borrowings under our revolving credit facility may be more efficient and a lower cost alternative to commercial paper.

The following long-term debt was issued during the first six months of 2015:

Company	Type	Rate	Maturity	Amount (In thousands)
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	1.00%	2022	$7,748

The following long-term debt was retired through sinking fund provisions or payment at maturity during the first six months of 2015:

Company	Type	Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$807
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.30%	2015-2041	3,671
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other subsidiaries	Capital lease payments	12.23%	2026	16
Total retirements and redemptions				$5,694

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other transactions.

Credit Facilities and Short-Term Debt

Short-term debt, consisting of commercial paper, net of discount, amounted to $821.0 million at June 30, 2015.

The following table provides information as of June 30, 2015 regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under our revolving credit facility.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
June 30, 2015	$1,250,000	$1,209,615	$150,000	$109,615	$820,982	$—

The weighted-average interest rate on short-term borrowings for the three months ended June 30, 2015 and 2014 was approximately 0.27% and 0.29%, respectively, and 0.51% and 0.31% for the six months ended June 30, 2015 and 2014, respectively.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At	At
	June 30,	December 31,
	2015	2014
Total common stockholders' equity	44%	45%
Long-term debt and redeemable preferred stock at redemption value	48%	50%
Short-term debt and current portion of long-term debt	8%	5%
	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance with these covenants, such an event may create an event of default under the debt agreement and we, or our subsidiaries, may be restricted in the ability to pay dividends, issue new debt or access our revolving credit facility. For two of our smaller operating companies, we have informed our counterparties that we will provide only unaudited financial information at the subsidiary level, which resulted in technical non-compliance with certain of their reporting requirements under debt agreements. We do not believe this event will materially impact us. Our long-term debt indentures also contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions. Our failure to comply with any of these covenants could accelerate repayment obligations.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. As of June 30, 2015, our ratio was 0.56 to 1.00 and therefore we were in compliance with the covenant.

Security Ratings

Our access to the capital markets, including the commercial paper market, and respective financing costs in those markets, may be directly affected by our securities ratings. We primarily access the debt capital markets, including the commercial paper market, through AWCC. However, we have also issued debt through our regulated subsidiaries, primarily in the form of tax exempt securities or borrowings under state revolving funds, to lower our overall cost of debt.

The following table shows the Company’s securities ratings as of June 30, 2015:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	Baa1	A
Commercial paper	P2	A-1

On May 7, 2015, Standard & Poor’s (“S&P”) raised our corporate credit rating on AWCC and American Water from A- to A and our commercial paper rating from A-2 to A-1 on American Water and AWCC. S&P also confirmed its stable rating outlook.

On April 22, 2015, Moody’s reaffirmed our Baa1 corporate credit rating for American Water and AWCC and AWCC’s P2 commercial paper rating. At the same time, Moody’s revised its rating outlook for American Water and AWCC to positive from stable.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon our ability to generate cash flows in an amount sufficient to service our debt and meet our investment plans. We can provide no assurances that our ability to generate cash flows is sufficient to maintain our existing ratings. None of our borrowings are subject to default or prepayment as a result of a downgrading of these security ratings, although such a downgrading could increase fees and interest charges under our credit facility.

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

Dividends

On June 1, 2015, we made a cash dividend payment of $0.34 per share to shareholders of record as of May 11, 2015.

On July 24, 2015, our board of directors declared a quarterly cash dividend payment of $0.34 per share payable on September 1, 2015 to shareholders of record as of August 10, 2015. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” in our Form 10-K for a discussion of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2: New Accounting Pronouncements to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting standards recently adopted or pending adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes to our exposure to market risk since December 31, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

American Water maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in our Form 10-K in Part I, Item 3, “Legal Proceedings,” and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 in Part II, Item 1, “Legal Proceedings.”

Alternative Water Supply in Lieu of Carmel River Diversions

On March 18, 2015, the CPUC issued a decision approving, in part, the settlement agreement among California-American Water Company (“Cal Am”), the Monterey County Water Resource Agency (“MCWRA”) and the County of Monterey, by authorizing Cal Am’s recovery of $1.9 million of costs advanced to MCWRA, plus interest and fees under the reimbursement agreement and credit line agreement among the Marina Coast Water District (“MCWD”), MCWRA and Cal Am. These agreements, along with the water purchase agreement and other related ancillary agreements among MCWD, MCWRA and Cal Am, relate to the regional desalination project (“RDP”) involving the proposed construction of a desalination facility in the City of Marina. The CPUC denied without prejudice the additional recovery of approximately $765,000 because there was insufficient information for the CPUC to determine the reasonableness of such amount. Cal Am is permitted to file another application for recovery at a future date. On April 17, 2015, MCWD filed an application with the CPUC for a rehearing of the settlement approval.

On April 29, 2015, the San Francisco County Superior Court issued a final decision on the Complaint for Declaratory Relief filed by Cal Am against MCWRA and MCWD regarding the validity of the RDP agreements. In its final decision, the court ruled that four of the five RDP agreements are void. On the basis of previous rulings and dismissals, on June 1, 2015, the court entered its judgment declaring that four of the five RDP agreements are void and the credit line agreement is not void. On June 30, 2015, MCWD filed its notice of appeal of the court’s judgment. Cal Am and MCWRA filed post-judgment motions to recover trial costs and attorneys’ fees. On July 21, 2015, the court issued an order declaring Cal Am and MCWRA “are clearly the prevailing parties” in the Declaratory Relief action and awarded trial costs to Cal Am in the approximate amount of $56,000 (of approximately $99,000 sought).  The motions to recover attorneys’ fees, seeking approximately $1.2 million, have not yet been heard by the court. In July 2015, Cal Am and MCWRA filed a Complaint (the “Cal Am July 2015 Complaint”) against MCWD and RMC Water and Environment, a private engineering consulting firm. Cal Am seeks to recover compensatory, consequential and incidental damages associated with the failure of the RDP in an amount to be proven at trial, which have been alleged in the Cal Am July 2015 Complaint to be in excess of $10.0 million, as well as punitive and treble damages, statutory penalties and attorneys’ fees.

On July 30, 2015, MCWD filed a Complaint (the “MCWD July 2015 Complaint”) in San Francisco County Superior Court against Cal Am, MCWRA and certain unidentified individual defendants. MCWD is seeking to recover compensatory damages associated with the failure of the RDP in an amount to be proven at trial, which have been alleged in the MCWD July 2015 Complaint to be at least $18.0 million, as well as exemplary damages and attorneys’ fees. Cal Am has not yet responded to the MCWD July 2015 Complaint, but it intends to contest vigorously the causes of action stated against it.

A one-day trial on MCWD’s December 11, 2014 Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief and the Ag Land Trust Petition was conducted on July 23, 2015 in Santa Cruz County Superior Court. The court denied both Petitions in their entirety. MCWD’s January 2015 Petition against the State Lands Commission and Cal Am remains active, and the deadline for Answers is August 21, 2015. The matter is scheduled for a one-day trial on November 20, 2015 in Santa Cruz County Superior Court.

In addition to the foregoing matters, Cal Am’s ability to move forward on the Monterey Peninsula Water Supply Project (the “Water Supply Project”) is subject to extensive administrative review by the CPUC, review by other government agencies of necessary permit applications, and intervention from other parties, including some that are not participants in the settlement agreements relating to the Water Supply Project. In addition, there have been delays in the initial timetable for the preparation and certification by the CPUC of an environmental impact report due to, among other things, uncertainties regarding timing of government approval of various required permits. On July 9, 2015, the CPUC extended the environmental review of the Water Supply Project, and has not yet issued a revised procedural schedule with the final order date for the Water Supply Project. As a result, Cal Am estimates that the earliest date by which the Water Supply Project could be completed is sometime in 2018. We cannot assure that Cal Am’s application for the Water Supply Project will be approved or that the Water Supply Project will be completed on a timely basis, if ever.

Overflow of Diesel Fuel Tank

On March 2, 2015, Virginia-American Water Company (“VAWC”) - Hopewell District had an overflow of a diesel fuel day tank at its low lift pump station located along the Appomattox River in Hopewell, Virginia. Approximately 500 gallons of diesel fuel overflowed the day tank and onto the ground and a portion of the fuel ultimately entered the river. VAWC notified first responders and retained Clean Harbors, an emergency response company, to control the overflow area and perform clean-up at the site and in the river. On March 4, 2015, the U.S. Environmental Protection Agency (“EPA”) issued an Emergency Removal/Response Administrative Order directing the performance by VAWC of removal actions to mitigate the release. VAWC and Clean Harbors conducted removal efforts under the Order subject to oversight by the EPA and the Virginia Department of Environmental Quality (“VDEQ”), and on May 11, 2015, the EPA issued a notice of completion of the work required under the Order. VAWC also has received and responded to a request from the EPA for information regarding the overflow of the diesel fuel tank.

On April 1, 2015, VDEQ issued a Notice of Violation (“NOV”) alleging violations arising from this incident without providing a specific fine or penalty amount. The NOV also alleged violations relating to discharges of chlorinated water into the river that were identified during the course of the response to the Hopewell diesel overflow. VAWC has taken steps to prevent any potential for such discharges going forward. VAWC and VDEQ continue to discuss resolving the NOV through a consent order.

West Virginia Elk River Freedom Industries’ Chemical Spill

As previously disclosed, four of the cases pending before the federal district court were consolidated for purposes of discovery, and an amended consolidated class action complaint for those cases (“Federal action”) was filed on December 9, 2014 by several plaintiffs who allegedly suffered economic losses, loss of use of property and tap water or other specified adverse consequences as a result of the Freedom Industries spill, on behalf of a purported class of all persons and businesses supplied with, using, or exposed to water contaminated with crude 4-methylcyclohexane methanol (“MCHM”) and provided by West Virginia-American Water Company (“WVAWC”) in Logan, Clay, Lincoln, Roane, Jackson, Boone, Putnam, and Kanawha Counties and the Culloden area of Cabell County, West Virginia as of January 9, 2014. The amended consolidated complaint names several individuals and corporate entities as defendants, including American Water Works Service Company, Inc. (“AWWSC”), WVAWC and the Company. The plaintiffs seek unspecified damages for alleged business or economic losses; unspecified damages or a mechanism for recovery to address a variety of alleged costs, loss of use of property, personal injury and other consequences allegedly suffered by purported class members; punitive damages and certain additional relief, including the establishment of a medical monitoring program to protect the purported class members from an alleged increased risk of contracting serious latent disease.

On April 9, 2015, the court in the Federal action denied a motion to dismiss all claims against the Company for lack of personal jurisdiction. A separate motion to dismiss filed by AWWSC and WVAWC (and joined by the Company) asserting various legal defenses in the Federal action was resolved by the court on June 3, 2015. The court dismissed three causes of action but denied the motion to dismiss with respect to the remaining causes of actions and allowed the plaintiffs to continue to pursue the various claims for damages alleged in their amended consolidated complaint. On July 6, 2015, the plaintiffs filed a motion seeking certification of a class defined to include persons who resided in dwellings served by WVAWC’s Kanawha Valley Treatment Plant (“KVTP”) on January 9, 2014, persons who owned businesses served by the KVTP on January 9, 2014, and hourly employees who worked for such businesses. The plaintiffs seek a class-wide determination of liability against the American Water defendants, among others, and of damages to the three groups of plaintiffs as a result of the “Do Not Use” order issued after the Freedom Industries spill. This motion remains pending. On July 22, 2015, the court directed the parties to the Federal action to attend mediation scheduled for September 30, 2015. It is expected that the plaintiffs in the 53 state court cases, which were removed to federal court and are presently subject to stayed motions to remand to state court, will also participate in this mediation.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 7 - April 30, 2015	77,400	$54.29	77,400	9,922,600
May 1 - May 29, 2015	85,291	53.43	85,291	9,837,309
June 1 - June 26, 2015	87,309	51.16	87,309	9,750,000
Total	250,000	52.93	250,000

(a) The anti-dilutive common stock repurchase program was announced in February 2015 and allows the Company to purchase up to 10 million shares over an unrestricted period of time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

On August 3, 2015, the Board of Directors of the Company approved the amendment and restatement of the Company’s existing bylaws (the “Bylaws”) in their entirety. The following is a brief description of the amendments made to the Bylaws.

•

Electronic Consents and Transmission of Notices. The Bylaws were amended to provide for the electronic conduct of meetings and electronic receipt of consents, and for the electronic transmission of notices.

•

Director Actions. The vote required by the Board of Directors to take certain specified actions was amended throughout the Bylaws from a majority of directors present at the meeting to a majority of the total number of authorized directors, disregarding the existence of vacancies on the Board of Directors.

•

Conduct of Stockholder Meetings. The Bylaws were amended to (A) permit the Board to appoint a presiding officer with respect to a stockholder meeting only if no other designated officer is present, (B) provide specifically for the role and duties of an inspector of election, and (C) include a non-exclusive list of the types of rules and procedures with respect to the holding and conduct of a stockholders meeting which may be adopted by the Board of Directors or the chairman of such meeting.

•

Adjournment of Stockholder Meetings. The Bylaws were clarified to state that (A) adjournments of stockholder meetings may be taken regardless of whether a quorum is present, and (B) quorum is not broken by the subsequent withdrawal of a stockholder and a meeting may continue after such withdrawal even if less than a quorum remains.

•

Special Meetings of Stockholders; Stockholder Proposals. The Bylaws include provisions permitting stockholders holding at least 15% of the shares of Company stock entitled to vote to call a special meeting, and requiring stockholders to provide advance notice of director proposals in connection with a stockholder meeting. These provisions were amended to update the information that is required to be provided by stockholders about the nature of any such proposal and relationships between the submitting stockholder and such proposal, as well to require information regarding the purpose of the requested special meeting. The Bylaws were also amended to clarify generally the procedures to be followed in connection with such meetings.

•

Qualifications of Directors. The Bylaws include provisions requiring stockholders to provide advance notice of director nominations by a stockholder at a stockholder meeting. The Bylaws were amended to add specific eligibility requirements for such nominations by stockholders as well as to update the information and documentation that must be provided by nominating stockholders.

•

Indemnification. The Bylaws were amended to clarify the terms for providing indemnification and the Company’s obligation to advance expenses to certain indemnified persons, and to provide for a dispute resolution mechanism.

•

Bylaw Amendments. The Bylaws were amended to require that specific notice of proposed bylaw amendments be provided in connection with the proposed amendment of the Bylaws in the future by the Board of Directors or the stockholders.

•	Broker Non-Votes. The Bylaws were amended to clarify that broker non-votes are not to be counted as votes cast at a stockholder meeting.
•	Record Dates. The Bylaws were amended to include a provision governing the fixing in advance by the Board of Directors of record dates.
•

Certificates and Fractional Shares. The Bylaws amended to clarify that the Company may require a bond in connection with the issuance of a new certificate in the event of alleged loss, theft or destruction of a certificate or the issuance of uncertificated shares in replacement thereof, and may issue fractional shares.

•

Other Miscellaneous Changes. The amended Bylaws include certain changes and additions designed to clarify the Bylaws and make them consistent with the amendments made thereto as well as current Delaware law and good governance practices, and to provide additional general provisions and definitions for completeness.

The foregoing description of the amendment and restatement of the Bylaws is qualified in its entirety by reference to the text of the amended and restated Bylaws, which are filed herewith as Exhibit 3.2 and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

*3.2	Amended and Restated Bylaws of American Water Works Company, Inc.

*10.1	Form of American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Stock Unit Grant for Non-Employee Directors.

10.2

Amended and Restated Credit Agreement, dated as of June 30, 2015, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Mizuho Bank, Ltd. and PNC Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed July 7, 2015).

*10.3	Severance Agreement and General Release, dated January 6, 2015, by and between American Water Works Company, Inc. and Kellye L. Walker.

*10.4	Letter, dated February 17, 2015, by and between American Water Works Company, Inc. and Michael A. Sgro.

*10.5	Letter, dated December 12, 2014, by and between American Water Works Company, Inc. and Brenda J. Holdnak, Ph.D.

*10.6	Severance Agreement and General Release, dated December 22, 2014, by and between American Water Works Company, Inc. and Leonard Crane.

*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Linda G. Sullivan, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

**32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

**32.2	Certification of Linda G. Sullivan, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2015.

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

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

*3.2	Amended and Restated Bylaws of American Water Works Company, Inc.

*10.1	Form of American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Stock Unit Grant for Non-Employee Directors.

10.2

Amended and Restated Credit Agreement, dated as of June 30, 2015, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Mizuho Bank, Ltd. and PNC Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed July 7, 2015).

*10.3	Severance Agreement and General Release, dated January 6, 2015, by and between American Water Works Company, Inc. and Kellye L. Walker.

*10.4	Letter, dated February 17, 2015, by and between American Water Works Company, Inc. and Michael A. Sgro.

*10.5	Letter, dated December 12, 2014, by and between American Water Works Company, Inc. and Brenda J. Holdnak, Ph.D.

*10.6	Severance Agreement and General Release, dated December 22, 2014, by and between American Water Works Company, Inc. and Leonard Crane.

*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Linda G. Sullivan, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

**32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

**32.2	Certification of Linda G. Sullivan, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.