Form 10-Q
period 2015-09-30
American Water Works Company, Inc.
filed 2015-11-04
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, $0.01 par value per share	179,469,453 shares (excludes 1,284,912 treasury shares at October 30, 2015)

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2015

i

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Property plant and equipment
Utility plant—at original cost, net of accumulated depreciation of $4,219,736 at September 30 and $3,991,680 at December 31	$13,468,478	$12,899,704
Nonutility property, net of accumulated depreciation of $262,480 at September 30 and $248,341 at December 31	137,032	129,592
Total property, plant and equipment	13,605,510	13,029,296
Current assets
Cash and cash equivalents	75,224	23,080
Restricted funds	23,480	13,859
Accounts receivable	341,686	267,053
Allowance for uncollectible accounts	(36,593)	(34,941)
Unbilled revenues	289,577	220,538
Income taxes receivable	1,093	2,575
Materials and supplies	37,965	37,190
Deferred income taxes	114,796	86,601
Other	31,781	45,414
Total current assets	879,009	661,369
Regulatory and other long-term assets
Regulatory assets	1,230,633	1,153,429
Restricted funds	8,694	8,958
Goodwill	1,312,888	1,208,043
Other	68,439	69,861
Total regulatory and other long-term assets	2,620,654	2,440,291
TOTAL ASSETS	$17,105,173	$16,130,956

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock ($0.01 par value, 500,000 shares authorized, 180,677 shares issued at September 30 and 179,462 at December 31)	$1,807	$1,795
Paid-in-capital	6,348,609	6,301,729
Accumulated deficit	(1,049,665)	(1,295,549)
Accumulated other comprehensive loss	(79,175)	(81,868)
Treasury stock	(56,124)	(10,516)
Total common stockholders' equity	5,165,452	4,915,591
Long-term debt	5,940,615	5,432,744
Redeemable preferred stock at redemption value	14,286	15,501
Total capitalization	11,120,353	10,363,836
Current liabilities
Short-term debt	379,944	449,959
Current portion of long-term debt	22,023	61,132
Accounts payable	281,291	285,800
Taxes accrued	46,336	24,505
Interest accrued	97,038	56,523
Other	338,755	363,079
Total current liabilities	1,165,387	1,240,998
Regulatory and other long-term liabilities
Advances for construction	349,591	367,693
Deferred income taxes	2,375,856	2,120,739
Deferred investment tax credits	24,001	25,014
Regulatory liabilities	395,313	391,782
Accrued pension expense	317,927	316,368
Accrued postretirement benefit expense	189,692	192,502
Other	54,391	37,152
Total regulatory and other long-term liabilities	3,706,771	3,451,250
Contributions in aid of construction	1,112,662	1,074,872
Commitments and contingencies (See Note 9)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$17,105,173	$16,130,956

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues	$896,206	$846,169	$2,376,405	$2,279,950
Operating expenses
Operation and maintenance	363,610	341,348	1,024,066	1,004,377
Depreciation and amortization	111,196	106,789	327,496	318,398
General taxes	60,292	60,807	184,210	178,276
Gain on asset dispositions and purchases	(175)	(60)	(2,512)	(616)
Total operating expenses, net	534,923	508,884	1,533,260	1,500,435
Operating income	361,283	337,285	843,145	779,515
Other income (expenses)
Interest, net	(77,636)	(75,445)	(228,730)	(222,673)
Allowance for other funds used during construction	3,571	2,805	8,766	7,064
Allowance for borrowed funds used during construction	2,168	1,570	6,232	4,324
Amortization of debt expense	(2,112)	(1,669)	(5,754)	(4,971)
Other, net	(189)	(733)	555	(2,591)
Total other income (expenses)	(74,198)	(73,472)	(218,931)	(218,847)
Income from continuing operations before income taxes	287,085	263,813	624,214	560,668
Provision for income taxes	113,191	107,205	247,202	224,773
Income from continuing operations	173,894	156,608	377,012	335,895
Loss from discontinued operations, net of tax	—	(4,423)	—	(6,288)
Net income	$173,894	$152,185	$377,012	$329,607

Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Prior service cost, net of tax of $25 and $26 for the three
months and $75 and $79 for the nine months, respectively	39	41	117	124
Actuarial loss (gain), net of tax of $833 and $(4) for the three
months and $2,497 and $(14) for the nine months, respectively	1,302	(7)	3,906	(22)
Foreign currency translation adjustment	(482)	(490)	(1,388)	(594)
Unrealized gain (loss) on cash flow hedge, net of tax of $10 and $(439) for
the three months and $31 and $(439) for the nine months, respectively	19	(815)	58	(815)
Total other comprehensive income (loss), net of tax	878	(1,271)	2,693	(1,307)
Comprehensive income	$174,772	$150,914	$379,705	$328,300

Basic earnings per share: (a)
Income from continuing operations	$0.97	$0.87	$2.10	$1.88
Loss from discontinued operations, net of tax	$0.00	$(0.02)	$0.00	$(0.04)
Net income	$0.97	$0.85	$2.10	$1.84
Diluted earnings per share: (a)
Income from continuing operations	$0.96	$0.87	$2.09	$1.87
Loss from discontinued operations, net of tax	$0.00	$(0.02)	$0.00	$(0.03)
Net income	$0.96	$0.85	$2.09	$1.83
Average common shares outstanding during the period
Basic	179,578	178,992	179,534	178,800
Diluted	180,353	179,948	180,346	179,723
Dividends declared per common share	$0.34	$0.62	$0.68	$0.93

(a) Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$377,012	$329,607
Adjustments to reconcile to net cash flows provided by operating activities
Depreciation and amortization	327,496	319,050
Deferred income taxes and amortization of investment tax credits	236,015	212,079
Provision for losses on accounts receivable	22,407	25,994
Allowance for other funds used during construction	(8,766)	(7,064)
Gain on asset dispositions and purchases	(2,512)	(616)
Pension and non-pension postretirement benefits	45,973	18,056
Other non-cash, net	(31,208)	9,441
Changes in assets and liabilities
Receivables and unbilled revenues	(146,543)	(77,281)
Taxes accrued, including income taxes	23,300	11,067
Pension and non-pension postretirement benefit contributions	(39,995)	(35,783)
Accounts payable and accrued expenses	20,978	12,947
Other current assets and liabilities, net	31,461	22,765
Net cash provided by operating activities	855,618	840,262
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(791,079)	(664,871)
Acquisitions and related costs	(175,567)	(6,053)
Proceeds from sale of assets	4,985	804
Removal costs from property, plant and equipment retirements, net	(73,747)	(51,959)
Net funds released (restricted)	(8,574)	738
Net cash used in investing activities	(1,043,982)	(721,341)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	563,727	500,497
Repayment of long-term debt	(88,401)	(137,939)
Proceeds from short-term borrowings with maturities greater than three months	60,000	35,000
Repayment of short-term borrowings with maturities greater than three months	(60,000)	(256,000)
Net short-term repayments with maturities less than three months	(70,015)	(95,328)
Proceeds from issuances of employee stock plans and dividend reinvestment plan	32,329	15,446
Advances and contributions for construction, net of refunds of $17,057 and $16,305 at September 30, 2015 and 2014, respectively	20,417	21,293
Debt issuance costs	(7,263)	(4,593)
Dividends paid	(177,664)	(160,848)
Anti-dilutive share repurchase	(39,257)	—
Tax benefit realized from equity compensation	6,635	10,715
Net cash provided by (used in) financing activities	240,508	(71,757)
Net increase in cash and cash equivalents	52,144	47,164
Cash and cash equivalents at beginning of period	23,080	26,964
Cash and cash equivalents at end of period	$75,224	$74,128
Non-cash investing activity:
Capital expenditures acquired on account but unpaid at end of period	$195,411	$163,053

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Stockholders' Equity
Balance at December 31, 2014	179,462	$1,795	$6,301,729	$(1,295,549)	$(81,868)	(261)	$(10,516)	$4,915,591
Cumulative effect of change in accounting principle	—	—	—	(8,395)	—	—	—	(8,395)
Net income	—	—	—	377,012	—	—	—	377,012
Direct stock reinvestment and purchase plan, net of expense of $38	66	—	3,463	—	—	—	—	3,463
Employee stock purchase plan	70	1	3,825	—	—	—	—	3,826
Stock-based compensation activity	1,079	11	39,592	(621)	—	(114)	(6,351)	32,631
Repurchase of common stock	—	—	—	—	—	(750)	(39,257)	(39,257)
Other comprehensive income, net of tax of $2,603	—	—	—	—	2,693	—	—	2,693
Dividends	—	—	—	(122,112)	—	—	—	(122,112)
Balance at September 30, 2015	180,677	$1,807	$6,348,609	$(1,049,665)	$(79,175)	(1,125)	$(56,124)	$5,165,452

	Common Stock				Accumulated Other	Treasury Stock		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Stockholders' Equity
Balance at December 31, 2013	178,379	$1,784	$6,261,396	$(1,495,698)	$(34,635)	(132)	$(5,043)	$4,727,804
Net income	—	—	—	329,607	—	—	—	329,607
Direct stock reinvestment and purchase plan, net of expense of $22	34	—	1,568	—	—	—	—	1,568
Employee stock purchase plan	75	1	3,458	—	—	—	—	3,459
Stock-based compensation activity	777	8	30,765	(640)	—	(122)	(5,179)	24,954
Other comprehensive loss, net of tax of $(374)	—	—	—	—	(1,307)	—	—	(1,307)
Dividends	—	—	—	(166,433)	—	—	—	(166,433)
Balance at September 30, 2014	179,265	$1,793	$6,297,187	$(1,333,164)	$(35,942)	(254)	$(10,222)	$4,919,652

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except per share data)

Note 1: Basis of Presentation

The unaudited consolidated financial statements provided in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries in which a controlling interest is maintained (collectively, “American Water or the “Company”) after the elimination of intercompany accounts and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position at September 30, 2015 and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.

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

Effective July 8, 2015, the Company acquired a ninety-five percent interest in Water Solutions Holdings, LLC (the “Keystone Acquisition”), including its wholly owned subsidiary, Keystone Clearwater Solutions, LLC. The Company also entered into an agreement, whereby it has the option to acquire from the minority owners, and the minority owners have the option to sell to the Company, the remaining five percent interest at fair value upon the occurrence of certain triggering events or at defined dates of December 31, 2016 and December 31, 2018. As the noncontrolling interest is redeemable at the option of the minority owners, the Company has classified the balance as redeemable noncontrolling interest, which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The fair value of the redeemable noncontrolling interest was estimated to be $6,999 at the acquisition date. The net loss attributable to noncontrolling interest was $28 for the three and nine months ended September 30, 2015.

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

Reporting Discontinued Operations

In April 2014, the FASB issued guidance that changed the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the updated guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major part of the entity. A component comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity including a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group. The update no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or if there is significant continuing involvement with a component after its disposal. The guidance was effective January 1, 2015 for the Company and did not have an impact on the Company’s results of operations, financial position or cash flows.

The following recently issued accounting standards are not yet required to be adopted by the Company:

Revenue from Contracts with Customers

In May 2014, the FASB issued a new revenue recognition standard that will replace most existing revenue recognition guidance in GAAP, including industry-specific guidance, and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of the new guidance is that a company will recognize revenue for the transfer of goods or services to customers equal to the amount that it expects to be entitled to receive for those goods or services. The guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The guidance allows for both retrospective and prospective methods of adoption and is effective January 1, 2018 for the Company. Early adoption is permitted, but not before January 1, 2017 for the Company. The Company is currently evaluating the impact, if any, that the adoption will have on its results of operations, financial position or cash flows and it has not yet selected a transition method.

Accounting for Stock-based Compensation with Performance Targets

In June 2014, the FASB issued guidance for the accounting for stock-based compensation tied to performance targets. The updated guidance resolves the diverse accounting treatment for share-based payments by requiring that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period be treated as a performance condition. The requisite service periods ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective January 1, 2016 for the Company and early adoption is permitted. The adoption of this updated guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance that explicitly requires an entity’s management to assess the entity’s ability to continue as a going concern. The new guidance requires an entity to evaluate, at each interim and annual period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued (or are available to be issued) and to provide related disclosures, if applicable. The guidance is effective January 1, 2017 for the Company and early adoption is permitted. The adoption of this updated guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued guidance that amends the consolidation analysis for variable interest entities (“VIEs”) as well as voting interest entities. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The guidance is effective January 1, 2016 for the Company and early adoption is permitted. The guidance may be applied retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of adoption (modified retrospective method). The adoption of this updated guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance on imputation of interest and simplifying the presentation of debt issuance costs. The updated guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is consistent with the current presentation of debt discounts or premiums. The updated guidance is effective January 1, 2016 for the Company and early adoption is permitted. The amended guidance must be applied on a retrospective basis for all periods presented. The adoption of this updated guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued guidance clarifying how customers should account for fees paid in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement contains a software license, the customer would account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer would account for the arrangement as a service contract. The guidance is effective January 1, 2016 for the Company with early adoption permitted. The guidance may be applied retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The adoption of this updated guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Amendments to the Measurement of Inventory

In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The new guidance replaces the current lower of cost or market test with a lower of cost or net realizable value test when cost is determined on a first-in, first-out or average cost basis. The guidance is effective January 1, 2017 for the Company with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Note 3: Acquisitions and Divestitures

Acquisitions

During the nine-month period ended September 30, 2015, the Company closed on seven acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $44,049. Assets acquired, principally utility plant, totaled $67,420. Liabilities assumed totaled $23,008, including $8,415 of contributions in aid of construction and other long-term liabilities of $14,039. The Company recorded additional goodwill of $2,054 associated with four of its acquisitions, which is reported in its Regulated Businesses segment and is expected to be fully deductible for tax purposes. The Company also recognized a bargain purchase gain of $2,417 associated with three of its acquisitions, of which $1,301 was deferred as a regulatory liability.

The Company also closed on the Keystone Acquisition, which is included as part of the Market-Based Businesses segment, for a total purchase price of $132,819, net of cash received. The estimated fair value of assets acquired and liabilities assumed was $44,008 and $6,981, respectively, and principally included the acquisition of nonutility property of $25,462 and accounts receivable of $10,843. The preliminary purchase price allocation, which is based on the estimated fair value of net assets acquired, resulted in the Company recording redeemable noncontrolling interest of $6,999 and additional goodwill of $102,791. The purchase price allocation will be finalized once the valuation of net assets acquired has been completed. Goodwill is expected to be fully deductible for tax purposes. The pro forma impact of this acquisition would not have been material to the Company’s results of operations for the three and nine month periods ended September 30, 2015 and 2014.

Divestitures

In November 2014, the Company completed the sale of Terratec Environmental Ltd (“Terratec”) previously included in the Market-Based Businesses segment. A summary of discontinued operations presented in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Operating revenues	$4,910	$12,234
Total operating expenses, net	7,973	17,657
Loss from discontinued operations before income taxes	(3,063)	(5,423)
Provision from income taxes	1,360	865
Loss from discontinued operations	$(4,423)	$(6,288)

Note 4: Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2015 and 2014, respectively:

	Defined Benefit Plans
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss (Gain)	Foreign Currency Translation	Loss on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2015	$(115,830)	$879	$31,119	$2,755	$(791)	$(81,868)
Other comprehensive loss before reclassifications	—	—	—	(1,388)	—	(1,388)
Amounts reclassified from accumulated other comprehensive loss	—	117	3,906	—	58	4,081
Net comprehensive income (loss) for the period	—	117	3,906	(1,388)	58	2,693
Ending balance at September 30, 2015	$(115,830)	$996	$35,025	$1,367	$(733)	$(79,175)

Beginning balance at January 1, 2014	$(69,711)	$713	$31,150	$3,213	$—	$(34,635)
Other comprehensive loss before reclassifications	—	—	—	(594)	(825)	(1,419)
Amounts reclassified from accumulated other comprehensive loss	—	124	(22)	—	10	112
Net comprehensive income (loss) for the period	—	124	(22)	(594)	(815)	(1,307)
Ending balance at September 30, 2014	$(69,711)	$837	$31,128	$2,619	$(815)	$(35,942)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety. These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 8)

The amortization of the loss on cash flow hedge is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations and Comprehensive Income. At September 30, 2015, an after-tax net loss of $78 is expected to be reclassified from accumulated other comprehensive loss to net income over the next 12 months.

Antidilutive Stock Repurchase Program

In February 2015, the Company’s Board of Directors authorized a common stock repurchase program to mitigate the dilutive effect of shares issued through the Company’s dividend reinvestment, employee stock purchase and executive compensation activities. This program allows the Company to purchase up to 10,000 shares of its outstanding common stock over an unrestricted period of time to minimize dilution. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions.

The shares repurchased are held as treasury shares, at cost, until cancelled or reissued at the discretion of the Company’s management. During the nine months ended September 30, 2015, the Company repurchased 750 shares of common stock in the open market at an aggregate cost of $39,272 under the program.

Stock Options

In the first nine months of 2015, the Company granted non-qualified stock options to certain employees under the Company’s 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). The stock options vest ratably over the three-year service period beginning January 1, 2015. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2015:

Dividend yield	2.35%
Expected volatility	17.64%
Risk-free interest rate	1.48%
Expected life (years)	4.4
Exercise price	$52.75
Grant date fair value per share	$6.21

Stock options granted under the 2007 Plan have a maximum term of seven years, vest over periods ranging from one to three years, and are granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. As of September 30, 2015, $1,885 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.7 years.

The table below summarizes stock option activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	1,910	$33.47
Granted	301	52.75
Forfeited or expired	(44)	44.70
Exercised	(780)	32.70
Options outstanding at September 30, 2015	1,387	$37.73	3.8	$24,072
Exercisable at September 30, 2015	860	$31.22	2.6	$20,526

The following table summarizes additional information regarding stock options exercised during the nine months ended September 30, 2015 and 2014:

	2015	2014
Intrinsic value	$15,812	$8,775
Exercise proceeds	25,497	10,831
Income tax benefit	4,724	2,634

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

In June 2015, the Company granted 15 stock units to non-employee directors under the 2007 Plan. The stock units vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (a) 15 months after grant date or (b) the participant’s separation from service. Because these stock units vested on grant date, the total grant date fair value was recorded in operation and maintenance expense on the grant date.

In the first nine months of 2015, the Company granted restricted stock units, both with and without performance conditions, to certain employees under the 2007 Plan. The restricted stock units without performance conditions vest ratably over the three-year service period beginning January 1, 2015 and the restricted stock units with performance conditions vest ratably over the three-year performance period beginning January 1, 2015 (the “Performance Period”). Vesting of the shares underlying the restricted stock units with performance conditions is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The restricted stock units granted with service-only conditions and those with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The restricted stock units granted with market conditions are valued using a Monte Carlo model.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation for restricted stock units with market conditions granted during the nine months ended September 30, 2015:

Expected volatility	14.93%
Risk-free interest rate	1.07%
Expected life (years)	3

The grant date fair value of the restricted stock unit awards that vest ratably and have market and/or performance and service conditions is amortized through expense over the requisite service period using the graded-vesting method. Restricted stock units that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of September 30, 2015, $5,845 of total unrecognized compensation cost related to the non-vested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.1 years.

The table below summarizes restricted stock unit activity for the nine months ended September 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value (per share)
Non-vested total at January 1, 2015	516	$41.46
Granted	150	55.63
Performance share adjustment	93	38.11
Vested	(304)	39.46
Forfeited	(22)	45.38
Non-vested total at September 30, 2015	433	$46.86

The following table summarizes additional information regarding restricted stock units issued during the nine months ended September 30, 2015 and 2014:

	2015	2014
Intrinsic value	$16,544	$14,938
Income tax benefit	1,957	1,592

If dividends are paid with respect to shares of the Company’s common stock before the restricted stock units are distributed, the Company credits a liability for the value of the dividends that would have been paid if the restricted stock units were shares of Company common stock. When the restricted stock units are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $621 and $640 to retained earnings during the nine months ended September 30, 2015 and 2014, respectively.

Note 5: Long-Term Debt

The following long-term debt was issued during the first nine months of 2015:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp. (“AWCC”) (a)	Senior notes—fixed rate	3.40%-4.30%	2025-2045	$550,000
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	1.00%-1.56%	2022-2032	13,727
Total issuances				$563,727

(a)	AWCC, which is a wholly owned subsidiary of the Company, has a support agreement with the Company that, under certain circumstances, is the functional equivalent of a guarantee.

The following long-term debt was retired through sinking fund payments during the first nine months of 2015:

	Type	Rate	Maturity	Amount
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-5.25%	2015-2031	$36,442
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-7.45%	2015-2041	50,733
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other American Water subsidiaries	Capital lease payments	12.23%	2026	26
Total retirements and redemptions				$88,401

The Company has an interest rate swap to hedge $100,000 of its 6.085% fixed-rate debt maturing 2017. The Company pays variable interest of six-month LIBOR plus 3.422%. The interest rate swap is a derivative instrument accounted for as a fair-value hedge and matures with the fixed-rate debt in 2017.

The following table provides a summary of the fair value for the interest rate swap and related debt recorded by the Company and the line item in the Consolidated Balance Sheets in which such amounts are recorded:

Balance sheet classification	September 30, 2015	December 31, 2014
Regulatory and other long-term assets
Other	$3,493	$3,636
Long-term debt
Long-term debt	3,478	3,570

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statement classification	2015	2014	2015	2014
Interest, net
Gain (loss) on swap	$21	$(1,058)	$(143)	$(1,261)
Gain (loss) on borrowing	(82)	$945	92	1,198
Hedge ineffectiveness	(61)	(113)	(51)	(63)

Note 6: Short-Term Debt

Short-term debt consists of commercial paper borrowings totaling $379,944 (net of discount of $56) at September 30, 2015 and $449,959 (net of discount of $41) at December 31, 2014. At September 30, 2015, there were no borrowings with maturities greater than three months.

Note 7: Income Taxes

The Company's estimated annual effective tax rate for the nine months ended September 30, 2015 was 39.5% compared to 39.7% for the nine months ended September 30, 2014, excluding various discrete items.

The Company’s actual effective tax rates for continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Actual effective tax rate	39.4%	40.6%	39.6%	40.1%

In connection with the Company’s filing of its consolidated 2014 tax return in September 2015, the Company deducted bonus depreciation of which approximately $88,840 of deferred tax liabilities is related to the Regulated Businesses segment.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of net periodic pension benefit cost
Service cost	$9,334	$7,943	$28,002	$23,830
Interest cost	18,576	19,163	55,728	57,489
Expected return on plan assets	(24,366)	(23,709)	(73,098)	(71,128)
Amortization of:
Prior service cost	188	181	565	543
Actuarial loss (gain)	6,277	(33)	18,831	(98)
Net periodic pension benefit cost	$10,009	$3,545	$30,028	$10,636

Components of net periodic other postretirement benefit cost
Service cost	$3,443	$2,764	$10,330	$8,293
Interest cost	7,466	7,152	22,397	21,454
Expected return on plan assets	(6,299)	(6,875)	(18,897)	(20,625)
Amortization of:
Prior service credit	(547)	(548)	(1,642)	(1,642)
Actuarial loss (gain)	1,252	(20)	3,757	(60)
Net periodic other postretirement benefit cost	$5,315	$2,473	$15,945	$7,420

The Company contributed $20,100 to its defined benefit pension plans in the first nine months of 2015 and expects to contribute $7,900 during the remainder of 2015. In addition, the Company contributed $19,895 for the funding of its other postretirement plans in the first nine months of 2015 and expects to contribute $6,632 during the remainder of 2015.

Note 9: Commitments and Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. At September 30, 2015, the Company has accrued approximately $3,600 of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies is $33,600. For certain matters, the Company is unable to estimate possible losses.

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

On July 6, 2015, the plaintiffs filed a motion seeking certification of a class defined to include persons who resided in dwellings served by WVAWC’s Kanawha Valley Treatment Plant (“KVTP”) on January 9, 2014, persons who owned businesses served by the KVTP on January 9, 2014, and hourly employees who worked for such businesses. The plaintiffs sought a class-wide determination of liability against the American Water Defendants, among others, and of damages to the three groups of plaintiffs as a result of the “Do Not Use” order that was issued after the Freedom Industries spill.

A court-directed mediation was held at the end of September 2015 with the assistance of private mediators. Representatives of the American Water Defendants, Eastman Chemical, the Federal action plaintiffs, and the plaintiffs in the 53 state court cases removed to Federal court, as well as insurance carriers for certain of the defendants, participated in the mediation. No resolution was reached and no further mediation discussions have been scheduled to date.

On October 8, 2015, the court in the Federal action granted in part and denied in part the plaintiffs’ class certification motion. The court certified a class addressing certain liability elements of the negligence claims against Eastman Chemical and of the negligence and breach of contract claims against the American Water Defendants. However, the court granted the joint motion by defendants to exclude certain expert testimony, disallowing the testimony of plaintiffs’ economic damages experts, and denied class certification as to any damages, including punitive damages. Thus, determination or quantification of damages, if any, would be made in subsequent proceedings on an individual basis.

The Company believes that the causes of action asserted against the American Water Defendants in the lawsuits described above are without merit and continues to vigorously defend itself in these proceedings. Given the current stage of these proceedings, the Company cannot reasonably estimate the amount of any reasonably possible losses or a range of such losses related to these proceedings.

Other than as described in this Note 9, the Company believes that damages or settlements recovered by plaintiffs, if any, in claims or actions will not, individually or in the aggregate, have a material adverse effect on the Company.

Note 10: Environmental Matters

The Company’s water and wastewater operations are subject to federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $1,100 and $2,200 at September 30, 2015 and December 31, 2014, respectively. The accrual relates to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the state of California. The Company has agreed to pay $1,100 annually from 2010 through 2016. The Company’s inception-to-date costs related to the NOAA agreement were recorded in regulatory assets in the accompanying Consolidated Balance Sheets at September 31, 2015 and December 31, 2014 and are expected to be fully recovered from customers in future rates.

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

The following table provides the components for calculating basic earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2015	2014	2015	2014
Income from continuing operations	$173,894	$156,608	$377,012	$335,895
Loss from discontinued operations, net of tax	—	(4,423)	—	(6,288)
Net income	173,894	152,185	377,012	329,607
Less: Distributed earnings to common stockholders	61,192	55,664	178,234	161,439
Less: Distributed earnings to participating securities	19	17	51	49
Undistributed earnings	112,683	96,504	198,727	168,119
Undistributed earnings allocated to common stockholders	112,651	96,478	198,676	168,070
Undistributed earnings allocated to participating securities	32	26	51	49
Total income from continuing operations available to common stockholders, basic	$173,843	$156,565	$376,910	$335,797
Total net income available to common stockholders, basic	$173,843	$152,142	$376,910	$329,509

Weighted-average common shares outstanding, basic	179,578	178,992	179,534	178,800
Basic earnings per share: (a)
Income from continuing operations	$0.97	$0.87	$2.10	$1.88
Loss from discontinued operations, net of tax	$0.00	$(0.02)	$0.00	$(0.04)
Net income	$0.97	$0.85	$2.10	$1.84
(a)

Earnings per share amounts are computed independently for income from continuing operations available to common stockholders, loss from discontinued operations and net income available to common stockholders. As a result, the sum of per-share amounts for income from continuing operations available to common stockholders and discontinued operations may not equal the total per-share amount for net income available to common stockholders.

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

The following table provides the components for calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted	2015	2014	2015	2014
Total income from continuing operations available to common stockholders, basic	$173,843	$156,565	$376,910	$335,797
Loss from discontinued operations, net of tax	—	(4,423)	—	(6,288)
Total net income available to common stockholders, basic	173,843	152,142	376,910	329,509
Undistributed earnings for participating securities	32	26	51	49
Total income from continuing operations available to common stockholders, diluted	$173,875	$156,591	$376,961	$335,846
Total net income available to common stockholders, diluted	$173,875	$152,168	$376,961	$329,558

Weighted-average common shares outstanding, basic	179,578	178,992	179,534	178,800
Common stock equivalents:
Restricted stock units	442	497	439	460
Stock options	332	458	372	462
Employee stock purchase plan	1	1	1	1
Weighted-average common shares outstanding, diluted	180,353	179,948	180,346	179,723
Diluted earnings per share: (a)
Income from continuing operations	$0.96	$0.87	$2.09	$1.87
Loss from discontinued operations, net of tax	$0.00	$(0.02)	$0.00	$(0.03)
Net income available	$0.96	$0.85	$2.09	$1.83
(a)

Earnings per share amounts are computed independently for income from continuing operations available to common stockholders, loss from discontinued operations and net income available to common stockholders. As a result, the sum of per-share amounts for income from continuing operations available to common stockholders and discontinued operations may not equal the total per-share amount for net income available to common stockholders.

The following potentially dilutive common stock equivalents were not included in the earnings per share calculations because they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	292	49	292	334
Restricted stock units where certain performance conditions were not met	21	53	22	53

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

Preferred stock with mandatory redemption requirements and long-term debt—The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs. The fair values of instruments classified as Level 2 and 3 are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility debt securities with a bond credit rating of A. The Company used these yield curve assumptions to derive a base yield for the Level 2 and Level 3 securities. Additionally, the Company adjusted the base yield for specific features of the debt securities including call features, coupon tax treatment and collateral for the Level 3 instruments.

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments are as follows:

		Fair Value at September 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$15,936	$—	$—	$21,612	$21,612
Long-term debt (excluding capital lease obligations)	5,960,128	3,379,017	1,449,557	1,941,459	6,770,033

		Fair Value at December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$17,151	$—	$—	$22,167	$22,167
Long-term debt (excluding capital lease obligations)	5,491,341	2,874,622	1,474,708	2,055,058	6,404,388

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy at September 30, 2015 and December 31, 2014, respectively:

	At Fair Value as of September 30, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$32,174	$—	$—	$32,174
Rabbi trust investments	—	11,762	—	11,762
Deposits	1,666	—	—	1,666
Mark-to-market derivative asset	—	3,493	—	3,493
Other investments	4,135	—	—	4,135
Total assets	37,975	15,255	—	53,230
Liabilities
Deferred compensation obligation	—	10,659	—	10,659
Mark-to-market derivative liability	—	865	—	865
Total liabilities	—	11,524	—	11,524
Total net assets	$37,975	$3,731	$—	$41,706

	At Fair Value as of December 31, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$22,817	$—	$—	$22,817
Rabbi trust investments	—	11,751	—	11,751
Deposits	4,158	—	—	4,158
Mark-to-market derivative asset	—	3,636	—	3,636
Other investments	22,365	—	—	22,365
Total assets	49,340	15,387	—	64,727
Liabilities
Deferred compensation obligation	—	11,765	—	11,765
Mark-to-market derivative liability	—	1,012	—	1,012
Total liabilities	—	12,777	—	12,777
Total net assets	$49,340	$2,610	$—	$51,950

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

Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets.

Note 13: Segment Information

The Company has two operating segments that are also the Company’s two reportable segments, referred to as Regulated Businesses and Market-Based Businesses. The following table includes the Company’s summarized segment information:

	As of or for the Three Months Ended
	September 30, 2015
	Regulated Businesses	Market-Based Businesses		Other	Consolidated
Net operating revenues	$780,729	$120,373		$(4,896)	$896,206
Depreciation and amortization	104,235	2,043		4,918	111,196
Total operating expenses, net	437,964	101,573		(4,614)	534,923
Income from continuing operations before income taxes	283,632	20,666		(17,213)	287,085
Total assets	15,091,471	497,051		1,516,651	17,105,173

	As of or for the Three Months Ended
	September 30, 2014
	Regulated Businesses	Market-Based Businesses		Other	Consolidated
Net operating revenues	$753,701	$96,980		$(4,512)	$846,169
Depreciation and amortization	99,120	1,447		6,222	106,789
Total operating expenses, net	434,912	79,915		(5,943)	508,884
Income from continuing operations before income taxes	258,539	17,634		(12,360)	263,813
Total assets	14,161,472	309,935	(a)	1,244,240	15,715,647

	As of or for the Nine Months Ended
	September 30, 2015
	Regulated Businesses	Market-Based Businesses		Other	Consolidated
Net operating revenues	$2,082,950	$307,822		$(14,367)	$2,376,405
Depreciation and amortization	306,205	4,241		17,050	327,496
Total operating expenses, net	1,290,551	260,449		(17,740)	1,533,260
Income from continuing operations before income taxes	616,530	50,460		(42,776)	624,214
Total assets	15,091,471	497,051		1,516,651	17,105,173

	As of or for the Nine Months Ended
	September 30, 2014
	Regulated Businesses	Market-Based Businesses		Other	Consolidated
Net operating revenues	$2,039,446	$253,857		$(13,353)	$2,279,950
Depreciation and amortization	296,084	4,354		17,960	318,398
Total operating expenses, net	1,302,298	212,075		(13,938)	1,500,435
Income from continuing operations before income taxes	555,985	43,593		(38,910)	560,668
Total assets	14,161,472	309,935	(a)	1,244,240	15,715,647

(a)	Amount includes assets of discontinued operations of $6,256.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Form 10-Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those items discussed in the “Risk Factors” section or other sections in the Company’s annual report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014, and in this Form 10-Q, each as filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

American Water Works Company, Inc. (“American Water” or the “Company”) is the largest investor-owned United States water and wastewater utility company, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. These utilities are generally subject to economic regulation by state regulatory agencies in the states in which they operate. We report the financial results of these utilities in our Regulated Businesses segment. We also provide other services through businesses that are not subject to economic regulation by state regulatory agencies. We report the results of these businesses in our Market-Based Businesses segment. For further description of our businesses see Part I, Item 1, “Business,” in our Form 10-K and “Overview - Growth - Infrastructure improvements, acquisitions and strategic investments” in this section.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K.

Overview

Financial Results

Highlights of our operating results per diluted share for the three and nine months ended September 30, 2015 compared to same periods during 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$0.96	$0.87	$2.09	$1.87
Loss from discontinued operations, net of tax	$0.00	$(0.02)	$0.00	$(0.03)
Diluted earnings per share	$0.96	$0.85	$2.09	$1.83

Continuing Operations

Income from continuing operations increased 9 cents and 22 cents per diluted share for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. Excluding the costs related to the Freedom Industries chemical spill in West Virginia of 4 cents per diluted share for the nine months ended September 30, 2014, income for the nine months ended September 30, 2015 increased 18 cents per diluted share. The increases for both the three and nine month periods in 2015 compared to 2014 was mainly due to continued growth in both our Regulated Businesses and Market-Based Businesses segments.

For the quarter ended September 30, 2015, our Regulated Businesses segment continued to experience growth through infrastructure investment along with an increase in demand compared to the same period in the prior year. Our Market-Based Businesses segment also continued to experience earnings growth through its Military Services Group (“MSG”) line of business.

For the nine months ended September 30, 2015, the Regulated Businesses segment experienced growth through infrastructure investments and increased demand coupled with lower operating and maintenance expenses from a continued focus on operational efficiency. Our Market-Based Businesses segment also continued to experience earnings growth through its MSG line of business.

Discontinued Operations

In the fourth quarter of 2014, we sold our Terratec line of business, which was part of our Market-Based Businesses segment. The after-tax loss from discontinued operations for both the three and nine months ended September 30, 2014 includes the operating results of the entity prior to the sale.

Regulatory Matters

The table below provides rate authorizations by state of annualized revenues awarded assuming a constant volume and effective in 2015:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2015
	(In millions)
State
General Rate Cases:
New Jersey (September 21)	$22.0	$22.0
Kentucky (July 2) (a)	—	—
Maryland (June 19)	—	0.5
Indiana (January 29)	—	5.1
California (January 1)	—	5.2
Total General Rate cases	$22.0	$32.8

Infrastructure charges:
Pennsylvania (b)	$4.6	$6.2
New Jersey (January 1)	—	9.4
Illinois (c)	—	5.9
Tennessee (June 30)	—	2.2
Missouri (June 27) (d)	—	1.9
New York (June 1)	—	0.1
Total Infrastructure charges	$4.6	$25.7

(a)	Additional annualized revenue granted of $0.2 million; increase is effective in one-fourth increments over each of the next four years.
(b)	Rates of $1.6 million and $4.6 million became effective April 1, 2015 and July 1, 2015, respectively.
(c)	Rates of $4.9 million and $1.0 million became effective January 1, 2015 and February 1, 2015, respectively.
(d)	The Office of the Public Counsel filed an appeal notice claiming St. Louis County no longer meets the required population requirement for an infrastructure charge.

In July 2015, our California subsidiary filed an application with the California Public Utilities Commission (the “CPUC”) to request changes to the present rate design and the emergency conservation and rationing plan for water customers in certain areas within its Monterey County service district. If approved, the proposed changes would allow (i) recovery of existing under-collections of the net water revenue adjustment mechanism/modified cost balancing account (“WRAM/MCBA”) balance, currently amounting to approximately $43 million, over 20 years earning a pretax rate of 8.41%; (ii) an annual consumption true-up mechanism and rate design that provide for more timely collection of the cost of service; and (iii) modification of existing conservation and rationing plans. We expect a CPUC decision in mid to late 2016. On November 4, 2015, our California subsidiary received an Assigned Commissioner’s Scoping Memo and Ruling related to our WRAM filing.  The Company is reviewing the terms of this document to determine the impact on the WRAM filing and the related timing of the decision, if any.

On July 31, 2015, our Missouri subsidiary filed a general rate case requesting additional annualized revenue of approximately $25.2 million.

Following the close of the third quarter, additional annualized revenue of $7.8 million resulting from infrastructure charges in our Pennsylvania subsidiary became effective on October 1, 2015. Also, on October 30, 2015, our Virginia subsidiary filed a general rate case requesting additional annualized revenue of approximately $8.7 million.

As of November 4, 2015, we are awaiting final general rate case orders in three states, requesting additional annualized revenue of $69.5 million. There is no assurance that all or any portion of these requests will be granted.

Focusing on Central Themes

For 2015, our focus is anchored on five central themes: 1) Customers, 2) Safety, 3) People, 4) Growth and 5) Operational Efficiency. We will continue our focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces value for our shareholders. Additionally, we will continue our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made in the first nine months of 2015 with respect to growth and improvement in our operational efficiency ratio is described below.

Growth - Infrastructure improvements, acquisitions and strategic investments

During the nine months of 2015, we made capital investments of approximately $969.9 million, focused in three key areas:

•	$793.1 million to improve infrastructure in our Regulated Businesses.
•

$132.8 million for the acquisition (the “Keystone Acquisition”) of our ninety-five percent interest in Water Solutions Holdings, LLC, the parent company of Keystone Clearwater Solutions, LLC (“Keystone”), in the third quarter of 2015. Keystone is a water service provider that offers a range of water-related services to the oil and gas industry in the Appalachian region and is included in our Market-Based Businesses segment.

•	$44.0 million for regulated acquisitions, which added a total of more than 19,000 water and wastewater customers.

For the full-year of 2015, our total capital investment, including acquisitions, is expected to be in the range of $1.3 to $1.4 billion, most of which is for improving infrastructure in our Regulated Businesses.

Technology and Operational Efficiency - Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses

We continued to improve on our operation and maintenance (“O&M”) efficiency ratio (a non-GAAP measure). Our adjusted O&M efficiency ratio for the twelve months ended September 30, 2015 was 35.8%, compared to 36.8% for the twelve months ended September 30, 2014. The improvement in the 2015 O&M efficiency ratio over this period was attributable to both an increase in revenue and decreases in O&M expenses.

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

Our O&M efficiency ratio is defined as our regulated operation and maintenance expense divided by regulated operating revenues, where both O&M expense and operating revenues were adjusted to eliminate purchased water expense. Additionally, from the O&M expenses, we excluded the allocable portion of non-O&M support services cost, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the accompanying Consolidated Statement of Operations and Comprehensive Income. In addition, to the standard adjustments to the O&M Efficiency ratio for the twelve months ended September 30, 2015 and 2014, we have also excluded from operating revenues and O&M expenses the estimated impact from changes in consumption as a result of weather and the West Virginia Freedom Industries chemical spill. We excluded all the above items from the calculation as we believe such items are not reflective of management’s ability to increase efficiency of the Company’s regulated operations.

The following table provides the calculation and reconciliation that compares O&M and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our adjusted O&M efficiency ratio for the twelve months ended September 30, 2015 as compared to the same period in 2014.

Calculation and Reconciliation of Adjusted Regulated O&M Efficiency Ratio (a Non-GAAP Measure):

	For the Twelve Months Ended September 30,
	2015	2014
	(In thousands)
Total Operation and Maintenance Expense	$1,369,553	$1,330,605
Less:
Operation and maintenance expense—Market-Based Businesses	337,415	272,386
Operation and maintenance expense—Other	(52,805)	(53,606)
Total Regulated Operation and Maintenance Expense	1,084,943	1,111,825
Less:
Regulated purchased water expense	117,801	119,692
Allocation of non-operation and maintenance expense	37,095	37,975
Impact of West Virginia Freedom Industries chemical spill	136	10,302
Estimated impact of weather (mid-point of range)	—	(1,762)
Adjusted Regulated Operation and Maintenance Expense (a)	$929,911	$945,618

Total Operating Revenues	$3,107,783	$2,986,192
Less:
Operating revenues—Market-Based Businesses	408,643	334,647
Operating revenues—Other	(18,693)	(17,594)
Total Regulated Operating Revenues	2,717,833	2,669,139
Less:
Regulated purchased water expense*	117,801	119,692
Plus:
Impact of West Virginia Freedom Industries chemical spill	—	1,012
Estimated impact of weather (mid-point of range)	—	16,785
Adjusted Regulated Operating Revenues (b)	$2,600,032	$2,567,244

Adjusted Regulated Operation and Maintenance Efficiency Ratio (a)/(b)	35.8%	36.8%

*	Calculation assumes purchased water revenues approximate purchased water expenses.

Consolidated Results of Operations and Changes from Prior Periods

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Favorable (Unfavorable) Change	2015	2014	Favorable (Unfavorable) Change
	(In thousands, except per share amounts)
Operating revenues	$896,206	$846,169	$50,037	$2,376,405	$2,279,950	$96,455
Operating expenses
Operation and maintenance	363,610	341,348	(22,262)	1,024,066	1,004,377	(19,689)
Depreciation and amortization	111,196	106,789	(4,407)	327,496	318,398	(9,098)
General taxes	60,292	60,807	515	184,210	178,276	(5,934)
Gain on asset dispositions and purchases	(175)	(60)	115	(2,512)	(616)	1,896
Total operating expenses, net	534,923	508,884	(26,039)	1,533,260	1,500,435	(32,825)
Operating income	361,283	337,285	23,998	843,145	779,515	63,630
Other income (expenses)
Interest, net	(77,636)	(75,445)	(2,191)	(228,730)	(222,673)	(6,057)
Allowance for other funds used during construction	3,571	2,805	766	8,766	7,064	1,702
Allowance for borrowed funds used during construction	2,168	1,570	598	6,232	4,324	1,908
Amortization of debt expense	(2,112)	(1,669)	(443)	(5,754)	(4,971)	(783)
Other, net	(189)	(733)	544	555	(2,591)	3,146
Total other income (expenses)	(74,198)	(73,472)	(726)	(218,931)	(218,847)	(84)
Income from continuing operations before income taxes	287,085	263,813	23,272	624,214	560,668	63,546
Provision for income taxes	113,191	107,205	(5,986)	247,202	224,773	(22,429)
Income from continuing operations	173,894	156,608	17,286	377,012	335,895	41,117
Loss from discontinued operations, net of tax	—	(4,423)	4,423	—	(6,288)	6,288
Net income	$173,894	$152,185	$21,709	$377,012	$329,607	$47,405

Basic earnings per share: (a)
Income from continuing operations	$0.97	$0.87		$2.10	$1.88
Loss from discontinued operations, net of tax	$0.00	$(0.02)		$0.00	$(0.04)
Net income	$0.97	$0.85		$2.10	$1.84
Diluted earnings per share: (a)
Income from continuing operations	$0.96	$0.87		$2.09	$1.87
Loss from discontinued operations, net of tax	$0.00	$(0.02)		$0.00	$(0.03)
Net income	$0.96	$0.85		$2.09	$1.83

Average common shares outstanding during the period:
Basic	179,578	178,992		179,534	178,800
Diluted	180,353	179,948		180,346	179,723

(a) Amounts may not sum due to rounding.

The following is a discussion of the consolidated results of operations for the three and nine months ended September 30, 2015 compared to the same periods in 2014:

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating revenues. Consolidated operating revenues for the quarter ended September 30, 2015 increased $50.0 million, or 5.9%, compared to the same quarter last year. Revenues in our Regulated Businesses segment rose $27.0 million, which was mainly attributable to increases in rates, infrastructure charges and increased demand, partially offset by decreased surcharges and balancing accounts in 2015. Revenues in our Market-Based Businesses segment rose $23.4 million, largely driven by incremental revenue from our military contracts due to increased construction type projects and the addition of two military bases in the second half of 2014 coupled with contract growth in our Homeowner Services (“HOS”) line of business and revenues as a result of the Keystone Acquisition in the third quarter of 2015. For further information, see the respective “Operating Revenues” discussions within the “Segment Results.”

Operation and maintenance. Consolidated O&M increased by $22.3 million, or 6.5%, compared to the same period in 2014 which was primarily attributable to an increase of $21.0 million in O&M costs associated with our Market-Based Businesses segment, principally due to increased activity under our military contracts associated with the operating revenue increase discussed above, incremental costs in HOS resulting from contract growth and the addition of O&M costs as a result of the Keystone acquisition. For further information on the changes in our Regulated Businesses and Market-Based Businesses segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results” section below.

Depreciation and amortization. Depreciation and amortization expense increased by $4.4 million, or 4.1%, primarily as a result of additional utility plant placed in service.

Other income (expenses). Other expenses increased by $0.7 million, or 1.0%, compared to the same period in 2014. The increase is primarily due to an increase in interest expense, mainly as a result of a $550 million debt issuance in the third quarter of 2015, partially offset by higher allowance for funds used during construction in 2015.

Provision for income taxes. Our consolidated provision for income taxes increased $6.0 million, or 5.6%, to $113.2 million for the three months ended September 30, 2015, due to the increase in pre-tax income. The effective tax rate for the three months ended September 30, 2015 and 2014 was 39.4% and 40.6%, respectively. Included in the three months ended September 30, 2014 were $2.1 million of discrete tax charges associated with uncertain tax positions.

Loss from discontinued operations, net of tax. We disposed of our Terratec line of business, which was previously reported in our Market-Based Businesses segment, in the fourth quarter of 2014. These results were classified as discontinued operations for all periods presented. For the three months ended September 30, 2014, the loss from discontinued operations, net of tax, represents the operating results of Terratec for the period, costs associated with the then pending sale and an income tax valuation allowance.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating revenues. Consolidated operating revenues for the nine months ended September 30, 2015 increased $96.5 million, or 4.2%, compared to the same period last year. Revenues in our Market-Based Businesses segment rose $54.0 million, largely driven by incremental revenue from our military contracts due to increased construction type project activity and the addition of two military bases in the second half of 2014 coupled with contract growth in HOS and additional operating revenues attributable to the Keystone Acquisition. Revenues in our Regulated Businesses segment rose $43.5 million mainly attributable to rate increases, infrastructure charges and increased demand, partially offset by decreased surcharges and balancing accounts in 2015. For further information, see the respective “Operating Revenues” discussions within the “Segment Results” section below.

Operation and maintenance. Consolidated O&M increased by $19.7 million, or 2.0%, compared to the same period in 2014. This increase was primarily attributable to an additional $48.0 million in O&M costs in our Market-Based Businesses segment, principally due to increased activity related to our military contracts, as noted in the operating revenue discussion above, incremental costs in the HOS line of business and the addition of O&M costs as a result of the Keystone Acquisition. Partially offsetting the increase were lower O&M costs in our Regulated Businesses segment of $26.6 million from continued cost management, lower production and authorized recovery of costs as a result of the finalization of our California general rate case in the first quarter of 2015. Also, included in the 2014 results were incremental costs of $10.3 million associated with the Freedom Industries chemical spill, primarily included in operating supplies and services and other O&M expenses. For further information on the changes in our Regulated Businesses and Market-Based Businesses segments’ O&M, see the respective “Operation and Maintenance” discussions within the “Segment Results” section below.

Depreciation and amortization. Depreciation and amortization expense increased by $9.1 million, or 2.9%, primarily as a result of additional utility plant placed in service.

General taxes. General taxes increased $5.9 million, or 3.3%, primarily due to incremental business and occupation taxes and higher property tax assessments for various subsidiaries in our Regulated Businesses segment.

Other income (expenses). Other expenses increased by $0.1 million, compared to the same period in 2014. The increase was primarily due to incremental interest expense from additional debt issuances, including the $550.0 million debt issuance in the third quarter of 2015. Partially offsetting the increases was incremental income as a result of the authorization through the California rate case of a sharing mechanism between shareholders and customers for prior chemical contamination settlement proceeds of $4.1 million and the recovery of the allowance for borrowed funds used during construction on authorized business transformation project costs.

Provision for income taxes. Our consolidated provision for income taxes increased $22.4 million, or 10.0%, to $247.2 million for the nine months ended September 30, 2015, due to the increase in pre-tax income. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 39.6% and 40.1%, respectively. Included in the nine months ended September 30, 2014 were $2.0 million of discrete tax charges associated with uncertain tax positions.

Loss from discontinued operations, net of tax. We disposed of our Terratec line of business, which was previously reported in our Market-Based Businesses segment, in the fourth quarter of 2014. These results were classified as discontinued operations for all periods presented. The disposition of Terratec was finalized in the fourth quarter of 2014. For the nine months ended September 30, 2014, the loss from discontinued operations, net of tax, represents the operating results of Terratec for the period, the cost of the then pending sale and an income tax valuation allowance.

Segment Results

We have two reportable segments: the Regulated Businesses and the Market-Based Businesses segments. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income before income taxes.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses Segment for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(In thousands)
Operating revenues	$780,729	$753,701	$27,028	$2,082,950	$2,039,446	$43,504
Operation and maintenance expense	277,051	278,276	(1,225)	813,660	840,224	(26,564)
Operating expenses, net	437,964	434,912	3,052	1,290,551	1,302,298	(11,747)
Income from continuing operations before income taxes	283,632	258,539	25,093	616,530	555,985	60,545

Operating revenues. Our primary business involves the ownership of water and wastewater utilities that provide services to residential, commercial, industrial and other customers. This business generally is subject to state economic regulation and our results of operations are impacted significantly by rates authorized by the state regulatory commissions in the states in which we operate.

Operating revenues increased by $27.0 million, or 3.6%, for the three months ended September 30, 2015 and increased by $43.5 million, or 2.1%, for the nine months ended September 30, 2015. The increase for the three months ended September 30, 2015 compared to the same period in 2014 is primarily due to incremental revenues of $18.6 million associated with higher demand. We attribute this increase to overall milder weather conditions in 2014 compared to 2015. In the third quarter of 2015, weather conditions varied across our regulated states. We experienced higher revenues from hot and dry conditions in our Northeast region which were offset by lower revenues from wet and milder conditions in our Central region. Also, contributing to the increase in revenue was $10.0 million attributable to rate increases, including infrastructure charges, obtained through rate authorizations for a number of our operating companies, and $2.7 million attributable to acquisitions and organic growth. The balance of the increase is mainly due to incremental revenues from other, sewer, fire and other operating revenues. Partially offsetting these increases was a $12.0 million reduction in revenues from balancing accounts, most of which was the result of the California drought and the corresponding reduction in production costs. Also, included in the $12.0 million reduction in revenues was a $5.1 million charge associated with the

July 2015 application filed by our California subsidiary with the CPUC which requested a change to the present rate design and the emergency conservation and rationing plan for water customers in certain areas within our Monterey county service district.

The increase for the nine months ended September 30, 2015 compared to the same period in 2014 is principally due to incremental revenues of approximately $27.6 million attributable to rate increases, including infrastructure surcharges. Also contributing to the increase was $18.0 million associated with higher demand, as described above, $4.5 million attributable to acquisitions and organic growth. The remaining increase is due to incremental revenues generated from other, sewer, fire and other operating revenues. Partially offsetting these increases were a $16.1 million reduction in revenues from balancing accounts primarily related to the California drought and corresponding reduction in production costs. Also, included in the $16.0 million reduction in revenues was a $5.1 million charge associated with the July 2015 application filed by our California subsidiary discussed above.

The following table sets forth information regarding the Regulated Businesses’ revenues and billed water sales volume by customer class for the periods indicated:

	For the Three Months Ended September 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	Operating Revenues (Dollars in thousands)				Billed Water Sales Volume (Gallons in millions)
Customer Class
Water service
Residential	$434,393	$431,906	$2,487	0.6%	53,391	53,523	(132)	(0.2%)
Commercial	158,737	155,761	2,976	1.9%	24,259	23,758	501	2.1%
Industrial	35,540	35,349	191	0.5%	10,869	10,997	(128)	(1.2%)
Public and other	88,810	87,868	942	1.1%	14,142	14,453	(311)	(2.2%)
Other water revenues	15,151	12,458	2,693	21.6%	—	—	—	—
Billed water services	732,631	723,342	9,289	1.3%	102,661	102,731	(70)	(0.1%)
Unbilled water services	9,112	(6,012)	15,124	(251.6%)
Total water service revenues	741,743	717,330	24,413	3.4%
Wastewater service revenues	24,761	23,059	1,702	7.4%
Other revenues	14,225	13,312	913	6.9%
	$780,729	$753,701	$27,028	3.6%

	For the Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	Operating Revenues (Dollars in thousands)				Billed Water Sales Volume (Gallons in millions)
Customer Class
Water service
Residential	$1,154,700	$1,150,336	$4,364	0.4%	132,771	135,165	(2,394)	(1.8%)
Commercial	416,966	416,197	769	0.2%	61,276	61,839	(563)	(0.9%)
Industrial	98,530	100,337	(1,807)	(1.8%)	29,439	30,403	(964)	(3.2%)
Public and other	247,960	253,127	(5,167)	(2.0%)	38,868	40,372	(1,504)	(3.7%)
Other water revenues	31,341	21,057	10,284	48.8%	—	—	—	—
Billed water services	1,949,497	1,941,054	8,443	0.4%	262,354	267,779	(5,425)	(2.0%)
Unbilled water services	21,267	(8,973)	30,240	337.0%
Total water service revenues	1,970,764	1,932,081	38,683	2.0%
Wastewater service revenues	72,749	69,721	3,028	4.3%
Other revenues	39,437	37,644	1,793	4.8%
	$2,082,950	$2,039,446	$43,504	2.1%

Water Services – Consistent with the discussion above, water service operating revenues for the three months ended September 30, 2015 totaled $741.7 million, a $24.4 million increase, or 3.4%, over the same period of 2014. For the nine months ended September 30, 2015, these revenues increased $38.7 million, or 2.0%, compared to the nine months ended September 30, 2014. As described above, the increases for both the three and nine months are primarily due to rate increases and infrastructure charges partially offset by a reduction in revenues attributable to balancing accounts. Also, contributing to the incremental revenue for the three months ended September 30, 2015 compared to the same period last year was higher demand for residential and commercial customers. The correlation between water service revenues and billed water sales volumes shown above is impacted by the California drought. California is experiencing a severe drought and in April 2015, the Governor of that state mandated water usage restrictions to reduce overall water usage by 25% in the state compared to 2013 levels. Our California customers are largely meeting the conservation targets. Revenue in California is decoupled from sales volume, aligning our water conservation goals with those of the state and our customers and therefore these usage reductions do not impact earnings. Excluding the impact of the volume reductions in California, volumes for our residential customers increased 2.2% and 0.1% for the three and nine months ended September 30, 2015, and commercial customers increased 4.5 % for the quarter and 0.9% for the nine months ended September 30, 2015. Also, the mix between billed and unbilled water revenue for the nine-month period ended September 30, 2015, compared to the same period in 2014, has changed. This change is principally the result of addressing the majority of delayed customer billings that existed at December 31, 2013, by billing those customers in the first quarter of 2014. The delayed billings resulted from the implementation of our Customer Information System in 2013.

Wastewater services – Our subsidiaries provide wastewater services in eleven states. Revenues from these services increased $1.7 million, or 7.4%, and $3.0 million, or 4.3%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, mainly as the result of adding additional systems through acquisitions.

Other revenues – Other revenues, which include reconnection charges, initial application service fees, certain rental revenues, revenue collection services for others and other similar items, increased $0.9 million, or 6.9%, for the three months ended September 30, 2015. The increase for the nine months ended September 30, 2015, of $1.8 million, or 4.8%, is primarily due to incremental revenues for late payment fees and reconnection fees partially offset by the inclusion in 2014 of $2.4 million of insurance proceeds for business interruption as a result of Hurricane Sandy.

Operation and maintenance expense. Operation and maintenance expense decreased $1.2 million, or 0.4%, and $26.6 million, or 3.2% for the three and nine months ended September 30, 2015, respectively, compared to the same period in 2014.

The following table provides information regarding operation and maintenance expense for the three and nine months ended September 30, 2015 and 2014, by major expense category:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$79,657	$79,455	$202	0.3%	$215,661	$222,855	$(7,194)	(3.2%)
Employee-related costs	105,537	106,672	(1,135)	(1.1%)	320,943	321,452	(509)	(0.2%)
Operating supplies and services	48,363	53,204	(4,841)	(9.1%)	143,543	163,460	(19,917)	(12.2%)
Maintenance materials and supplies	14,351	15,421	(1,070)	(6.9%)	50,401	53,581	(3,180)	(5.9%)
Customer billing and accounting	15,916	15,420	496	3.2%	44,631	44,707	(76)	(0.2%)
Other	13,227	8,104	5,123	63.2%	38,481	34,169	4,312	12.6%
Total	$277,051	$278,276	$(1,225)	(0.4%)	$813,660	$840,224	$(26,564)	(3.2%)

Production costs by major expense type were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Purchased Water	$32,767	$33,674	$(907)	(2.7%)	$89,832	$93,332	$(3,500)	(3.8%)
Fuel and Power	26,560	25,890	670	2.6%	69,272	71,025	(1,753)	(2.5%)
Chemicals	14,577	12,521	2,056	16.4%	36,533	35,316	1,217	3.4%
Waste Disposal	5,753	7,370	(1,617)	(21.9%)	20,024	23,182	(3,158)	(13.6%)
Total	$79,657	$79,455	$202	0.3%	$215,661	$222,855	$(7,194)	(3.2%)

Production costs increased by $0.2 million for the three months ended September 30, 2015 compared to the same period last year. Chemical costs increased by $2.1 million in the quarter as 2014 included recognition of prior contamination proceeds authorized in a rate case for one of our operating subsidiaries. This increase was offset by lower waste disposal costs due to a change in the amount allowed by a cost recovery mechanism in one of our operating companies.

For the nine months ended September 30, 2015, production costs decreased by $7.2 million, or 3.2% compared to the same period last year and was primarily due to decreases in purchased water, principally from lower usage in our California subsidiary, fuel and power due to lower fuel and natural gas prices, and lower waste disposal costs partially offset by higher chemical expenses. Purchased water and fuel and power costs in California are recorded in a balancing account and therefore do not impact earnings. The decrease in waste disposal costs was attributable to the aforementioned change in the amount allowed by a cost recovery mechanism.

The following table provides information with respect to components of employee-related costs for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Salaries and wages	$78,653	$81,456	$(2,803)	(3.4%)	$238,133	$245,107	$(6,974)	(2.8%)
Pensions	7,428	6,648	780	11.7%	22,494	20,268	2,226	11.0%
Group insurance	14,843	13,759	1,084	7.9%	45,648	41,889	3,759	9.0%
Other benefits	4,613	4,809	(196)	(4.1%)	14,668	14,188	480	3.4%
Total	$105,537	$106,672	$(1,135)	(1.1%)	$320,943	$321,452	$(509)	(0.2%)

Overall, employee-related costs decreased for both the three and nine months ended September 30, 2015 compared to the same periods in 2014. Salaries and wages decreased for the three and nine months ended September 30, 2015 due to a reduction in headcount and an increase in capital projects which in turn resulted in higher capitalization rates. Also contributing to the reduction in costs was lower severance costs in 2015 as the 2014 costs included incremental costs associated with the restructuring of certain organizational functions. Pension costs and postretirement benefit costs (which is included in the group insurance line above) increased for both the quarter and nine months principally due to the adoption of new mortality assumptions and a decrease in the discount rate, which resulted in increased plan obligations.

Operating supplies and services include expenses for office operation, legal and professional services, transportation expenses, and information systems and other office equipment rental charges. The following table provides information with respect to components of operating supplies and services for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Contracted services	$20,070	$22,711	$(2,641)	(11.6%)	$60,569	$66,173	$(5,604)	(8.5%)
Office supplies and services	11,349	11,382	(33)	(0.3%)	32,500	34,538	(2,038)	(5.9%)
Transportation	4,746	4,862	(116)	(2.4%)	12,345	15,143	(2,798)	(18.5%)
Rents	3,316	3,678	(362)	(9.8%)	10,850	11,509	(659)	(5.7%)
Other	8,882	10,571	(1,689)	(16.0%)	27,279	36,097	(8,818)	(24.4%)
Total	$48,363	$53,204	$(4,841)	(9.1%)	$143,543	$163,460	$(19,917)	(12.2%)

The decrease for the three months ended September 30, 2015 was primarily due to lower contracted services and conservation expense. The decrease for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a reduction in contracted services, lower transportation costs attributable to lower fuel prices and leased vehicle costs, incremental costs in 2014 associated with the Freedom Industries chemical spill in West Virginia of $2.7 million and decreased condemnation-related costs. The decrease for the nine months ended September 30, 2015 also included a $3.2 million adjustment in the first quarter of 2015 attributable to the recovery of previously expensed business transformation costs as a result of the finalization of our California rate case.

Maintenance materials and supplies, which include preventive maintenance and emergency repair costs, decreased $1.1 million, or 6.9%, and $3.2 million, or 5.9%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease for the nine months is primarily due to lower paving, backfilling and other repair costs. These repair costs were higher in the first quarter of 2014 as compared to the same period in 2015 due to higher than normal main breaks as a result of the abnormally severe winter weather conditions experienced in certain states.

Other operation and maintenance expense includes casualty and liability insurance premiums and regulatory costs. The increase for both the three and nine months ended September 30, 2015 compared to the comparable periods in the prior year was primarily driven by increased casualty insurance costs in the third quarter of 2015, as a result of an increase in historical claims experience resulting in premium adjustments. The premium adjustments are based upon current facts and circumstances with respect to outstanding claims and are subject to change as the claims mature.

Operating expenses. The increase in operating expenses for the three months ended September 30, 2015 is principally due to higher depreciation and amortization expense from additional utility plant placed in service partially offset by the decrease in operation and maintenance expense explained above and lower general taxes mainly due to decreased property taxes for certain of our operating companies. The decrease in the nine months ended September 30, 2015 compared to the same period in the prior year is mainly due to the decrease in operation and maintenance expense explained above offset by higher depreciation and amortization expense from additional utility plant placed in service and incremental general taxes primarily due to increased property and gross receipts taxes for certain of our operating companies.

Market-Based Businesses

The following table provides financial information for our Market-Based Businesses segment for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(In thousands)
Operating revenues	$120,373	$96,980	$23,393	$307,822	$253,857	$53,965
Operation and maintenance expense	98,360	77,401	20,959	252,480	204,460	48,020
Operating expenses, net	101,573	79,915	21,658	260,449	212,075	48,374
Income from continuing operations before income taxes	20,666	17,634	3,032	50,460	43,593	6,867

Operating revenues. Revenues for the three and nine months ended September 30, 2015 increased $23.4 million and $54.0 million, respectively, compared to the same periods in 2014, as a result of incremental revenues in our MSG and HOS lines of business and from the Keystone Acquisition. For the three and nine months ended September 30, 2015, MSG revenue increased $10.9 million and $35.4 million, respectively, primarily from additional construction project activities and the addition of two new military contracts, Hill Air Force Base and Picatinny Arsenal, in the second half of 2014. HOS revenues increased $3.8 million and $10.8 million for the three and nine months ended September 30, 2015, respectively, principally from contract growth, mainly through our New York City contracts and expansion into other geographic areas. Also, contributing to the increase for both the three and nine months ended September 30, 2015 was incremental revenues of $10.0 million related to the Keystone Acquisition.

Operation and maintenance. Operation and maintenance expense increased $21.0 million, or 27.1%, and $48.0 million, or 23.5% for the three and nine months ended September 30, 2015, respectively.

The following table provides information regarding categories of operation and maintenance expense for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	Percentage	2015	2014	Increase (Decrease)	Percentage
	(Dollars in thousands)
Production costs	$9,136	$8,511	$625	7.3%	$27,052	$26,372	$680	2.6%
Employee-related costs	19,820	15,993	3,827	23.9%	52,655	45,069	7,586	16.8%
Operating supplies and services	53,273	38,836	14,437	37.2%	126,250	93,518	32,732	35.0%
Maintenance materials and supplies	14,016	12,443	1,573	12.6%	41,453	34,753	6,700	19.3%
Other	2,115	1,618	497	30.7%	5,070	4,748	322	6.8%
Total	$98,360	$77,401	$20,959	27.1%	$252,480	$204,460	$48,020	23.5%

As noted in the table above, employee-related costs increased $3.8 million for the quarter and $7.6 million year-to-date compared to the prior year periods. The Keystone Acquisition added $3.1 million in employee-related costs for both the quarter and the nine months ended September 30, 2015. The year-to-date increase also includes incremental costs associated with construction-type activities and the two new military contracts.

Operating supplies and services increased $14.4 million and $32.7 million, for the three and nine months ended September 30, 2015, compared to the same periods in the prior year, mainly corresponding to contract growth in both the MSG and HOS lines of business, as well as military construction project activities. Also contributing to the increase was the acquisition of Keystone, which added $6.1 million to operating supplies and services for both the three and nine months ended September 30, 2015.

Maintenance materials and supplies increased $6.7 million for the year-to-date period primarily from higher HOS claim costs, which are associated with new contracts.

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

In order to meet our short-term liquidity needs, we, through American Water Capital Corp. (“AWCC”), our wholly owned financing subsidiary, issue commercial paper, which is supported by an unsecured revolving credit facility. Indebtedness under the credit facility is considered “debt” for purposes of a support agreement between American Water and AWCC, which serves as a functional equivalent of a guarantee by American Water of AWCC’s payment obligations under the credit facility. The revolving credit facility is also used, to a limited extent, to support our issuance of letters of credit and, from time to time, for direct borrowings.

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

As of September 30, 2015, AWCC had no outstanding borrowings and $83.4 million of outstanding letters of credit under the revolving credit facility. As of September 30, 2015, AWCC had $1.2 billion available under the credit facility to fulfill our short-term liquidity needs, to issue letters of credit and support $379.9 million in outstanding commercial paper. We can provide no assurances that the lenders will meet their existing commitments to AWCC under the credit facility or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

As noted in our Form 10-K, in February 2015, our Board of Directors authorized an anti-dilutive common stock repurchase program to mitigate the dilutive effect of shares issued through our dividend reinvestment, employee stock purchase and executive compensation programs. This program allows us to purchase up to 10 million shares of our common stock over an unrestricted period of time. We may effect repurchases in the open market or through privately negotiated transactions. We commenced making purchases under this program in April 2015, and through September 30, 2015, we have repurchased an aggregate of 750 thousand shares.

Cash Flows from Operating Activities

Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Cash flows from operating activities for the nine months ended September 30, 2015 were $855.6 million compared to $840.3 million for the nine months ended September 30, 2014.

The following table provides a summary of the major items affecting our cash flows from operating activities for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net income	$377,012	$329,607
Add (subtract):
Non-cash activities (1)	589,405	576,940
Changes in working capital (2)	(70,804)	(30,502)
Pension and postretirement healthcare contributions	(39,995)	(35,783)
Net cash flows provided by operations	$855,618	$840,262

(1)

Includes depreciation and amortization, deferred income taxes and amortization of deferred investment tax credits, provision for losses on accounts receivable, allowance for other funds used during construction, gain on asset dispositions and purchases, pension and non-pension postretirement benefits expense and other non-cash, net. Details of each component can be found in the Consolidated Statements of Cash Flows.

(2)

Changes in working capital include changes to receivables and unbilled revenues, taxes accrued (including income taxes), accounts payable and accrued expenses and other current assets and liabilities, net.

The increase in cash flows from operating activities during the nine months ended September 30, 2015, as compared to the same period in 2014, reflects higher net income and changes in working capital. The decrease in working capital for the nine months ended September 30, 2015 compared to the same period in the prior year is principally the result of higher cash collections for our Regulated Businesses in the first quarter of 2014, as we delayed some 2013 billings to the first quarter of 2014 when we implemented our new customer information system in 2013. Also, contributing to the decline was a reduction in cash collections from our California utility customers of approximately $23 million due to the continued drought in California. The amounts are collected in balancing accounts and are generally recovered over 12 to 36 months.

Cash Flows from Investing Activities

The following table provides information regarding cash flows used in investing activities for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net capital expenditures	$(791,079)	$(664,871)
Proceeds from sale of assets	4,985	804
Acquisitions and related costs	(175,567)	(6,053)
Other investing activities, net (1)	(82,321)	(51,221)
Net cash flows used in investing activities	$(1,043,982)	$(721,341)

(1)	Includes removal costs from property, plant and equipment retirements, net and net funds restricted.

The increase in capital expenditures is principally due to an increase in planned expenditures compared to the prior year and less harsh winter conditions in the first quarter of 2015 compared to the same period in 2014 in certain regions of our Regulated Businesses, which allowed us to increase our capital improvements during the nine months ended September 30, 2015.

The increase in cash utilized for acquisitions during the first nine months of 2015 compared to the same period in 2014 is principally due to the purchase of Keystone and two regulated systems, the Borough of Haddonfield, New Jersey’s water and wastewater systems and the City of Arnold, Missouri’s wastewater system.

We are currently considering a plan to construct a new corporate headquarters to consolidate our support services and certain of our Market-Based Businesses employees within a single location. We are considering several alternatives for the location of the new headquarters. The cost of construction, which would take several years to complete, is currently estimated to be up to $165 million, depending on the location selected and exclusive of any tax incentives that the Company may receive.

Cash Flows from Financing Activities

The following table provides information regarding cash flows provided by (used in) financing activities for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
	(In thousands)
Proceeds from long-term debt	$563,727	$500,497
Repayments of long-term debt	(88,401)	(137,939)
Repayments of short-term borrowings	(70,015)	(316,328)
Dividends paid	(177,664)	(160,848)
Anti-dilutive share repurchase	(39,257)
Other financing activities, net (1)	52,118	42,861
Net cash flows provided by (used in) financing activities	$240,508	$(71,757)

(1)

Includes proceeds from issuance of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds, debt issuance costs and tax benefits realized from equity compensation.

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

Based on the liquidity and capital needs of American Water and our regulated subsidiaries, AWCC borrows funds on a short-term basis and through intercompany loans, provides the proceeds of those borrowings to the regulated subsidiaries and American Water. The regulated subsidiaries and American Water are obligated to pay to AWCC their respective portion of AWCC’s debt service obligations. Because American Water parent borrowings are not a source of capital for the Company’s regulated subsidiaries, the Company is not able to recover the interest charges on its debt through regulated water and wastewater rates.

We typically utilize commercial paper to meet our short-term liquidity needs, as commercial paper borrowings have historically been a more flexible and lower cost option compared to borrowings under our revolving credit facility. However, we are able to utilize our revolving credit facility to the extent necessary to complement our borrowings in the commercial paper market. In the event of disruptions in the money market sector of the debt capital markets or in response to economic conditions generally, borrowings under our revolving credit facility may be more efficient and a lower cost alternative to commercial paper.

The following long-term debt was issued during the first nine months of 2015:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp. (1)	Senior notes—fixed rate	3.40%-4.30%	2025-2045	$550,000
Other subsidiaries	Private activity bonds and government funded debt—fixed rate	1.00%-1.56%	2022-2032	13,727
Total issuances				$563,727
(1)

On August 13, 2015, AWCC completed an offering of its senior fixed rate notes. Proceeds from this offering were used to lend funds to the Company and its regulated utilities, to refinance commercial paper borrowings and to finance redemptions of long-term debt.

The following long-term debt was retired through sinking fund provisions or payment at maturity during the first nine months of 2015:

Company	Type	Rate	Maturity	Amount (In thousands)
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-5.25%	2015-2031	$36,442
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-7.45%	2015-2041	50,733
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1,200
Other American Water subsidiaries	Capital lease payments	12.23%	2026	26
Total retirements and redemptions				$88,401

From time to time, and as market conditions warrant, we may engage in additional long-term debt retirements via tender offers, open market repurchases or other transactions.

Credit Facilities and Short-Term Debt

Short-term debt, consisting of commercial paper, net of discount, amounted to $379.9 million at September 30, 2015.

The following table provides information as of September 30, 2015 regarding letters of credit sub-limits under our revolving credit facility and available funds under the revolving credit facility, as well as outstanding amounts of commercial paper and borrowings under our revolving credit facility.

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper (Net of Discount)	Credit Line Borrowings
	(In thousands)
September 30, 2015	$1,250,000	$1,166,591	$150,000	$66,591	$379,944	$—

The weighted-average interest rate on short-term borrowings for the three months ended September 30, 2015 and 2014 was approximately 0.44% and 0.29%, respectively, and 0.49% and 0.30% for the nine months ended September 30, 2015 and 2014, respectively.

Capital Structure

The following table provides information regarding our capital structure for the periods presented:

	At	At
	September 30,	December 31,
	2015	2014
Total common stockholders' equity	45%	45%
Long-term debt and redeemable preferred stock at redemption value	52%	50%
Short-term debt and current portion of long-term debt	3%	5%
	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance with these covenants, such an event may create an event of default under the debt agreement and we, or our subsidiaries, may be restricted in the ability to pay dividends, issue new debt or access our revolving credit facility. For two of our smaller operating companies, we have informed our counterparties that we will provide only unaudited financial information at the subsidiary level, which resulted in technical non-compliance with certain of their reporting requirements under debt agreements with respect to $8.0 million of outstanding debt. We do not believe this event will materially impact us. Our long-term debt indentures also contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions. Our failure to comply with any of these covenants could accelerate repayment obligations.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. As of September 30, 2015, our ratio was 0.55 to 1.00 and therefore we were in compliance with the covenant.

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

The following table shows the Company’s securities ratings as of September 30, 2015:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Senior unsecured debt	A3	A
Commercial paper	P2	A-1

On August 7, 2015, Moody’s upgraded the long-term ratings for American Water and AWCC from Baa1 to A3. At the same time, Moody’s also affirmed AWCC’s commercial paper rating at P2. Moody’s rating outlook for American Water and AWCC remains as stable.

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

Dividends

On September 1, 2015, we paid a cash dividend of $0.34 per share to the Company’s shareholders of record as of August 10, 2015.

On October 30, 2015, our board of directors declared a quarterly cash dividend payment of $0.34 per share payable on December 1, 2015 to the Company’s shareholders of record as of November 9, 2015. In 2014, a quarterly cash dividend was declared on September 19, 2014, which was prior to the end of the quarter, with a payment date of December 1, 2014.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in our Form 10-K in Part I, Item 3, “Legal Proceedings,” and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 in Part II, Item 1, “Legal Proceedings.” Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.

Alternative Water Supply in Lieu of Carmel River Diversions

Regional Desalination Project

On April 15, 2015, the CPUC issued a final decision approving, in part, the settlement agreement among California-American Water Company (“Cal Am”), the Monterey County Water Resource Agency (“MCWRA”) and the County of Monterey, by authorizing Cal Am’s recovery of $1.9 million of costs advanced to MCWRA, plus interest and fees under the reimbursement agreement and credit line agreement among the Marina Coast Water District (“MCWD”), MCWRA and Cal Am. These agreements, along with the water purchase agreement and other related ancillary agreements among MCWD, MCWRA and Cal Am, relate to the regional desalination project (“RDP”) involving the proposed construction of a desalination facility in the City of Marina. The CPUC denied without prejudice the additional recovery of approximately $765,000 because there was insufficient information for the CPUC to determine the reasonableness of such amount. Cal Am is permitted to file another application for recovery at a future date. On April 17, 2015, MCWD filed an application with the CPUC for a rehearing of the settlement approval. On October 22, 2015, the CPUC denied MCWD’s application for rehearing.

On April 29, 2015, the San Francisco County Superior Court issued a final decision on the Complaint for Declaratory Relief filed by Cal Am against MCWRA and MCWD regarding the validity of the RDP agreements. In its final decision, the court ruled that four of the five RDP agreements are void. On the basis of previous rulings and dismissals, on June 1, 2015, the court entered its judgment declaring that four of the five RDP agreements are void and the credit line agreement is not void. On June 30, 2015, MCWD filed its notice of appeal of the court’s judgment. On September 8, 2015, Cal Am and MCWRA filed a joint motion to dismiss this appeal, and on October 7, 2015 the court issued an order deferring a ruling on the motion to dismiss until the underlying appeal is heard and ruled upon. Cal Am and MCWRA have also filed post-judgment motions to recover trial costs and attorneys’ fees arising out of the Complaint for Declaratory Relief. In July and August 2015, the court awarded Cal Am approximately $1.4 million in costs and attorneys’ fees. On September 23, 2015, MCWD filed a notice of appeal of the award of attorneys’ fees.

In July 2015, Cal Am and MCWRA filed an Amended Complaint (the “Cal Am July 2015 Complaint”) in San Francisco County Superior Court, against MCWD and RMC Water and Environment, a private engineering consulting firm (“RMC”). Cal Am seeks to recover compensatory, consequential and incidental damages associated with the failure of the RDP in an amount to be proven at trial, which have been alleged in the Cal Am July 2015 Complaint to be in excess of $10.0 million, as well as punitive and treble damages, statutory penalties and attorneys’ fees.

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

On August 12, 2015, RMC filed a Complaint for Damages (the “RMC Complaint”) in San Francisco County Superior Court against Cal Am and MCWRA seeking to recover damages associated with the failure of the RDP of at least $0.7 million, plus an unspecified amount of punitive damages against Cal Am. Cal Am has not yet responded to the RMC Complaint, but it intends to contest vigorously the causes of action stated against it.

Monterey Peninsula Water Supply Project

On October 6, 2015, the California Coastal Commission approved an amendment to Cal Am’s permits to operate the test slant well on the Cemex property.

A one-day trial on MCWD’s December 11, 2014 Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief (the “MCWD December 2014 Petition”) and the Ag Land Trust Petition was conducted on July 23, 2015 in Santa Cruz County Superior Court. The court denied both petitions in their entirety. On August 31, 2015, MCWD filed a notice of appeal regarding the court’s denial of the MCWD December 2014 Petition. On October 1, 2015, pursuant to a stipulation among the parties, the court entered an order staying a hearing on the January 2015 Petition against the State Lands Commission until this appeal is resolved.

In addition, there have been delays in the initial timetable for the preparation and certification by the CPUC of an environmental impact report due to, among other things, uncertainties regarding timing of government approval of various required permits. On August 19, 2015, the statutory deadline for resolving the application related to the Water Supply Project was extended to December 31, 2016. Cal Am estimates that the earliest date by which the Water Supply Project could be completed is sometime in 2018. There can be no assurance that Cal Am’s application for the Water Supply Project will be approved or that the Water Supply Project will be completed on a timely basis, if ever.

West Virginia Elk River Freedom Industries Chemical Spill

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

On July 6, 2015, the plaintiffs filed a motion seeking certification of a class defined to include persons who resided in dwellings served by WVAWC’s Kanawha Valley Treatment Plant (“KVTP”) on January 9, 2014, persons who owned businesses served by the KVTP on January 9, 2014, and hourly employees who worked for such businesses. The plaintiffs sought a class-wide determination of liability against the American Water Defendants, among others, and of damages to the three groups of plaintiffs as a result of the “Do Not Use” order issued after the Freedom Industries spill.

A court-directed mediation was held at the end of September 2015 with the assistance of private mediators. Representatives of the American Water Defendants, Eastman Chemical, the Federal action plaintiffs, and the plaintiffs in the 53 state court cases removed to Federal court, as well as insurance carriers for certain of the defendants, participated in the mediation. No resolution was reached and no further mediation discussions have been scheduled to date.

On October 8, 2015, the court in the Federal action granted in part and denied in part the plaintiffs’ class certification motion. The court certified a class addressing certain liability elements of the negligence claims against Eastman Chemical and of the negligence and breach of contract claims against the American Water Defendants. However, the court granted the joint motion by defendants to exclude certain expert testimony, disallowing the testimony of plaintiffs’ economic damages experts, and denied class certification as to any damages, including punitive damages. Thus, determination or quantification of damages, if any, would be made in subsequent proceedings on an individual basis.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in our Form 10-K, and our other public filings, which could materially affect our business, financial condition or future results. Other than as set forth below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in our Form 10-K.

Keystone’s operations may expose the Company to substantial costs and liabilities with respect to environmental matters.

Keystone’s operations, and the operation generally of natural gas and oil exploration and production facilities by Keystone’s customers, are subject to stringent federal, state and local laws, rules, regulations and ordinances governing the release of materials into the environment or otherwise relating to environmental protection. These provisions may require the acquisition by Keystone of permits or licenses before providing its services to customers, prohibit the release of substances defined thereunder as hazardous in connection with these activities, and impose substantial liabilities for the violation thereof that may result from these operations. Failure to comply with these laws, rules, regulations and ordinances may result in substantial environmental remediation and other costs to Keystone, the assessment of administrative, civil and criminal penalties or the issuance of injunctions restricting or prohibiting certain activities. Under existing environmental laws and regulations, Keystone could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether the release resulted from its operations, or whether its operations were in compliance with all applicable laws at the time they were performed. While the Company has attempted to structure and maintain its ownership and control of Keystone’s operations in such a way as to insulate the Company, its regulated subsidiaries and its other market-based operations from any liabilities associated with Keystone’s operations, including liabilities for environmental matters, there can be no assurance that such efforts will be sufficient to prevent the Company from incurring liability for the operations of Keystone.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly water or wastewater handling, storage, transport, disposal or cleanup requirements could require Keystone to make significant expenditures to maintain compliance with such requirements, and may otherwise have a material adverse effect on Keystone’s competitive position, financial condition and results of operations.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.

Our total assets include $1.3 billion of goodwill at September 30, 2015. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003, the acquisition of E’Town Corporation by a predecessor to our previous owner in 2001, and the acquisition of Keystone which was completed in July 2015. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, we have taken significant non-cash charges to operating results for goodwill impairments in the past.

We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance or the performance of an acquired business. These market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that compares unfavorably to our peer companies, decreases in control premiums, or, with respect to our Keystone operations, fluctuations in the level of exploration and production activities in the Marcellus and Utica shale regions served by Keystone. A decline in the results forecasted in our business plan due to events such as changes in rate case results, capital investment budgets or interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would result in a charge to income in the period in which the impairment occurred, which may negatively affect our reported results of operations and total capitalization. The effects of any such impairment could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2015, the Company announced that its Board of Directors authorized an anti-dilutive common stock repurchase program to mitigate the dilutive effect of shares issued through the Company’s dividend reinvestment, employee stock purchase and executive compensation activities. The program allows the Company to purchase up to 10 million shares of its outstanding common stock over an unrestricted period of time in the open market or through privately negotiated transactions. The program is conducted in accordance with Rule 10b-18 of the Exchange Act, and, to facilitate these repurchases, the Company has also entered into a Rule 10b5-1 share repurchase plan with a broker, which allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Subject to applicable regulations, the Company may elect to amend or cancel the program or the Rule 10b5-1 parameters at its discretion.

The following table includes shares of common stock acquired by the Company during the quarter ended September 30, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
July 1 - July 31, 2015	154,957	$50.85	154,957	9,595,043
August 1 - August 31, 2015	181,726	$52.79	181,726	9,413,317
September 1 - September 29, 2015	163,317	$52.41	163,317	9,250,000
Total	500,000	$52.34	500,000

(a)

An anti-dilutive common stock repurchase program was announced by the Company in February 2015 and allows the Company to purchase up to 10 million shares over an unrestricted period of time. Through September 30, 2015, the Company has repurchased 750,000 shares under this program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

4.1

Officers’ Certificate of American Water Capital Corp., dated August 13, 2015, establishing the terms of its 4.300% Senior Notes due 2045 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 13, 2015).

4.2

Officers’ Certificate of American Water Capital Corp., dated August 14, 2014, establishing the terms of its 3.400% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 14, 2014).

4.3

Officers’ Certificate of American Water Capital Corp., dated August 13, 2015, authorizing the issuance of $225.0 million aggregate principal amount of its 3.400% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 13, 2015).

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

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November, 2015.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)

By	/s/ Susan N. Story
Susan N. Story President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Linda G. Sullivan
Linda G. Sullivan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ Mark Chesla
Mark Chesla Vice President and Controller (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

4.1

Officers’ Certificate of American Water Capital Corp., dated August 13, 2015, establishing the terms of its 4.300% Senior Notes due 2045 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 13, 2015).

4.2

Officers’ Certificate of American Water Capital Corp., dated August 14, 2014, establishing the terms of its 3.400% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 14, 2014).

4.3

Officers’ Certificate of American Water Capital Corp., dated August 13, 2015, authorizing the issuance of $225.0 million aggregate principal amount of its 3.400% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 13, 2015).

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

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.