Form 10-K
period 2015-12-31
American Water Works Company, Inc.
filed 2016-02-25
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, $0.01 par value—$7,839,400,000 as of June 30, 2015 (solely for purposes of calculating this aggregate market value, American Water has defined its affiliates to include (i) those persons who were, as of June 30, 2015, its executive officers, directors or known beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 30, 2015, to be controlled by, or under common control with, American Water or any of the persons described in clause (i) above).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value per share—178,008,765 shares as of February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the American Water Works Company, Inc. definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We have made statements in Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Annual Report on Form 10-K (“Form 10-K”), or incorporated certain statements by reference into this Form 10-K, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “assume,” “forecast,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, including our operation and maintenance (“O&M”) efficiency ratio, cash flows, our growth and portfolio optimization strategies, our projected capital expenditures and related funding requirements, our ability to repay debt, our projected strategy to finance current operations and growth initiatives, the impact of legal proceedings and potential fines and penalties, business process and technology improvement initiatives, trends in our industry, regulatory or legal developments or rate adjustments, including rate case filings, filings for infrastructure surcharges and filings to address regulatory lag.

Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees or assurances of any outcomes, financial results or levels of activity, performance or achievements, and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of estimates and assumptions, and known and unknown risks, uncertainties and other factors. Our actual results may vary materially from those discussed in the forward-looking statements included herein as a result of the factors discussed under Item 1A—Risk Factors, and the following important factors:

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	the timeliness of regulatory commissions’ actions concerning rates, permitting and other decisions;
•	changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts;
•	changes in laws, governmental regulations and policies, including environmental, health and safety, water quality and public utility regulations and policies;
•

weather conditions, patterns, events or natural disasters, including drought or abnormally high rainfall, strong winds, coastal and intercoastal flooding, earthquakes, landslides, hurricanes and tornados;

•	the outcome of litigation and government action related to the Freedom Industries spill in West Virginia;
•	our ability to appropriately maintain current infrastructure, including our technology systems, and manage expansion of our business;
•	our ability to obtain permits and other approvals for projects;
•	changes in our capital requirements;
•	our ability to control operating expenses and to achieve efficiencies in our operations;
•	the intentional or unintentional actions of a third party, including contamination of our water supplies and attacks on, or infiltration of, our computer systems or other critical infrastructure;
•	our ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;
•	our ability to successfully meet growth projections for our business and capitalize on growth opportunities, including our ability to, among other things:
•	acquire and integrate water and wastewater systems into our regulated operations; and
•

enter into contracts and other agreements with, or otherwise acquire, new customers in our market-based businesses, including with respect to the provision of water services to customers in the natural gas exploration and production market;

•	cost overruns relating to improvements in or the expansion of our operations;
•	our ability to maintain safe work sites;
•

our exposure to liabilities related to environmental law and similar matters resulting from, among other things, the provision of water services to customers in the natural gas exploration and production market;

•	changes in general economic, business and financial market conditions;

•	access to sufficient capital on satisfactory terms and when and as needed to support operations and capital expenditures;
•	fluctuations in interest rates;
•	restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends;
•	fluctuations in the value of benefit plan assets and liabilities that could increase our cost and funding requirements;
•

changes in federal or state income tax laws, including tax reform, the availability of tax credits and tax abatement programs, and our ability to utilize our U.S. and state net operating loss carryforwards;

•	migration of customers into or out of our service territories;
•	the use by municipalities of the power of eminent domain or other authority to condemn our systems;
•	difficulty in obtaining, or the inability to obtain, insurance at acceptable rates and on acceptable terms and conditions;
•	the incurrence of impairment charges related to our goodwill or other assets;
•	labor actions, including work stoppages and strikes;
•	ability to retain and attract qualified employees; and
•	civil disturbances or terrorist threats or acts, or public apprehension about future disturbances or terrorist threats or acts.

These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above and the risk factors included in Item 1A—Risk Factors and other statements contained in this Form 10-K, and you should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements we make speak only as of the date this Form 10-K was filed with the United States Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, we do not have any obligation, and we specifically disclaim any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for us to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on our businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I

ITEM 1.	BUSINESS

Our Company

Founded in 1886, American Water Works Company, Inc. (the “Company” or “American Water”) is a holding company incorporated in Delaware. American Water is the largest and most geographically diverse investor owned publicly-traded United States water and wastewater utility company, as measured by both operating revenues and population served. We employ approximately 6,700 professionals who provide drinking water, wastewater and other related services to an estimated 15 million people in 47 states, the District of Columbia and Ontario, Canada.

Operating Segments

We conduct our business primarily through our Regulated Businesses segment. We also operate several market-based businesses that provide a broad range of related and complementary water and wastewater services, which include four operating segments that individually do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”). These four non-reportable operating segments are collectively presented as our “Market-Based Businesses,” which is consistent with how management assesses the results of these businesses. Additional information can be found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19—Segment Information in the Notes to Consolidated Financial Statements.

Regulated Businesses

Our primary business involves the ownership of subsidiaries that provide water and wastewater utility services to residential, commercial, industrial and other customers, including sale for resale and public authority customers. Our subsidiaries that provide these services operate in approximately 1,600 communities in 16 states in the United States and are generally subject to regulation by certain state commissions or other entities engaged in utility regulation, referred to as Public Utility Commissions or (“PUCs”). The federal and state governments also regulate environmental, health and safety, and water quality matters. We report the results of the services provided by our utilities in our Regulated Businesses segment.

Our Regulated Businesses segment’s operating revenues were $2,743 million for 2015, $2,674 million for 2014 and $2,594 million for 2013, accounting for 86.8%, 88.8% and 90.1%, respectively, of total operating revenues for the same periods.

The following table summarizes our Regulated Businesses’ operating revenues, number of customers and estimated population served by state, each as of December 31, 2015:

	Operating Revenues (In millions)	% of Total	Number of Customers	% of Total	Estimated Population Served (In millions)	% of Total
New Jersey	$704	25.7%	660,580	20.3%	2.7	22.3%
Pennsylvania	614	22.4%	672,407	20.7%	2.3	19.0%
Illinois (a)	270	9.8%	313,058	9.6%	1.3	10.7%
Missouri	269	9.8%	473,245	14.5%	1.5	12.4%
Indiana	206	7.5%	295,994	9.1%	1.3	10.7%
California	198	7.2%	174,942	5.4%	0.6	5.0%
West Virginia (b)	129	4.7%	169,037	5.2%	0.6	5.0%
Subtotal (Top Seven States)	2,390	87.1%	2,759,263	84.8%	10.3	85.1%
Other (c)	353	12.9%	493,428	15.2%	1.8	14.9%
Total Regulated Businesses	$2,743	100.0%	3,252,691	100.0%	12.1	100.0%
(a)	Includes Illinois-American Water Company and American Lake Water Company.
(b)	Includes West Virginia-American Water Company and its subsidiary Bluefield Valley Water Works Company.
(c)	Includes data from our utilities in the following states: Georgia, Hawaii, Iowa, Kentucky, Maryland, Michigan, New York, Tennessee and Virginia.

Water Supply and Wastewater Services

Our Regulated Businesses generally own the physical assets used to store, pump, treat and deliver water to our customers and collect, treat, transport and recycle wastewater. Typically, we do not own the water itself, which is held in public trust and is allocated to us through contracts and allocation rights granted by federal and state agencies or through the ownership of water rights pursuant to local law. We are dependent on a defined source of water supply and obtain our water supply from surface water sources such as reservoirs, lakes, rivers and streams; from ground water sources, such as wells; and water purchased from third party water suppliers.

The following chart depicts the sources of water supply as of December 31, 2015:

The percentages of finished water supply by source type for our top seven states based on our Regulated Businesses operating revenues for 2015 were as follows:

	Surface Water	Ground Water	Purchased Water
New Jersey	72%	23%	5%
Pennsylvania	92%	7%	1%
Illinois	52%	37%	11%
Missouri	80%	19%	1%
Indiana	43%	56%	1%
California	—	65%	35%
West Virginia	100%	—	—

Our ability to meet the existing and future water demands of our customers depends on an adequate water supply. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats, contamination, or other factors may limit the availability of ground and surface water. We employ a variety of measures in an effort to obtain adequate sources of water supply, both in the short-term and over the long-term. The geographic diversity of our service areas may mitigate some of the economic effect on the water supply associated with weather extremes we might encounter in any particular service territory. For example, in any given summer, some areas may experience drier than average weather, which may reduce the amount of source water available, while other areas we serve may experience wetter than average weather.

In our long-term planning, we evaluate quality, quantity, growth needs and alternate sources of water supply as well as transmission and distribution capacity. Water supply is seasonal in nature and weather conditions can have a pronounced effect on supply. In order to ensure that we have adequate water supply, we use long-term planning processes and maintain contingency plans to minimize the potential impact on service through a wide range of weather fluctuations. In connection with supply planning for most surface or groundwater sources, we employ models to determine safe yields under different rainfall and drought conditions. Surface and ground water levels are routinely monitored so that supply capacity deficits may, to the extent possible, be predicted and mitigated through demand management and additional supply development. An example of our use of long-term planning to ensure that we have adequate water supply is our involvement in the Monterey Peninsula Water Supply Project (the “Water Supply Project”) in California. The Water Supply Project involves the construction of a desalination plant, owned by California-American Water Company, our wholly owned subsidiary (“Cal Am”), which includes the construction of wells that would supply water to the desalination plant. The Water Supply Project is intended, among other things, to fulfill obligations of Cal Am to eliminate unauthorized diversions from the Carmel River as required under orders of the California State Water Resources Control Board.

Wastewater services involve the collection of wastewater from customers’ premises through sewer lines. The wastewater is then transported through a sewer network to a treatment facility, where it is treated to meet required regulatory standards for wastewater before being returned to the environment. The solid waste by-product of the treatment process is disposed of, or recycled, in accordance with applicable standards and regulations.

Economic Regulation and Rate Making Process

The operations of our Regulated Businesses are generally subject to regulation and oversight by the PUCs in each of the states served by our utilities, with the primary responsibility of the PUCs to promote the overall public interest by balancing the interest of customers and utility investors. Specific authority might differ from state to state, but in most states PUCs approve rates charged to customers, accounting treatments, long-term financing programs and cost of capital, capital expenditures, O&M expenses, taxes, transactions and affiliate relationships, reorganizations and mergers and acquisitions. Regulatory policies vary from state to state and could potentially change over time. These policies will affect the timing, as well as the extent, of recovery of expenses and the realized return on invested capital.

The process to obtain approval for a change in rates generally occurs by way of a rate case filed by the utility with the PUC on a periodic basis. The timing of rate case filings are typically determined by either periodic requirements in the regulatory jurisdiction or by the utility’s need to increase its revenue requirement to recover capital investment costs, changes in operating revenues, operating costs or other market conditions.

Our rate case management program is guided by the principles of obtaining timely recovery of capital investment costs, recognition of declining sales resulting from reduced consumption and appropriate recovery of utility operating and maintenance costs, including costs incurred for compliance with environmental regulations. The program attempts to minimize the delay, or “regulatory lag” between the time our Regulated Businesses make a capital investment or incur an operating expense increase and the time when those costs are reflected in rates. The management team at each of our utilities understands the time required for the regulatory process and files rate cases with the goal of obtaining rates that reflect as closely as possible the cost of providing service at the time the rates become effective.

Our Regulated Businesses support regulatory practices at the PUCs and state legislatures that mitigate the adverse impact of regulatory lag. Examples of approved regulatory practices include:

Regulatory Practices	Description	States Allowed
Infrastructure replacement surcharges

Allows rates to change periodically, outside a general rate proceeding, to reflect recovery of investments made to replace infrastructure necessary to sustain safe, reliable and affordable services for our customer.

IL, IN, MO, NJ, NY, PA, TN
Future test year	A test period used for setting rates, which extends beyond the date a rate request is filed. This allows current or projected revenues, expenses and investments to be collected on a more timely basis.	CA, HI, IL, IN, KY, NY, PA, TN, VA
Hybrid test year	Allows an update to historical data for “known and measurable” changes that occur subsequent to the historical test year.	MO, NJ
Utility plant recovery mechanisms

Allows recovery of the full return on utility plant costs during the construction period, instead of capitalizing an allowance for funds used during construction. In addition, some states, such as Indiana, allow the utility to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUC may assess the prudency of such projects.

CA, IL, KY, NY PA, TN, VA
Expense mechanisms

Allows changes in certain operating expenses, which may fluctuate based on conditions beyond the utility’s control, to be recovered outside of a general rate proceeding or deferred until the next general rate proceeding.

CA, IL, MD, MO, NJ, NY, PA, TN, VA, WV
Revenue stability mechanisms

Separates a water utility's cost recovery from the amount of water it sells. Such a mechanism adjusts rates periodically to ensure that a utility's revenue will be sufficient to cover its fixed costs regardless of sales volume, while providing an incentive for customers to use water more efficiently.

CA, NY
Consolidated tariffs

Use of a unified rate structure for multiple water systems owned and operated by a single utility, which may or may not be physically interconnected. The consolidated tariff pricing structure may be used fully or partially in a state and is generally used to moderate the impact of periodic fluctuations in local costs while lowering administrative costs for customers. Pennsylvania also permits a blending of water and wastewater rate structures.

IA, IL, IN, KY, MD, MO, NJ, PA, WV

We pursue or seek enhancement to these regulatory practices as part of our rate case management program to facilitate efficient recovery of our costs and investments, in order to provide safe, reliable and affordable services to our customers. The ability to seek regulatory treatment as described above does not guarantee that the state PUCs will accept our proposal in the context of a particular rate case, and these practices may reduce, but not eliminate, regulatory lag associated with traditional rate making processes. It is also our strategy to expand their use in areas where they may not currently apply.

We also support state legislation that enables the consolidation of the largely fragmented water and wastewater industries. Legislation in certain states has generally enabled sales between interested parties, has allowed a reasonable market valuation of purchased property, and has enabled consolidation of water and wastewater rates.

Customers

Our Regulated Businesses have a large and geographically diverse customer base. A customer is a person, corporation, municipality or any other entity that purchases our water or wastewater system as of the last business day of a reporting period. Also, a single customer may purchase our services for use by multiple individuals or businesses in the case of many homes, apartment complexes, businesses and governmental entities.

Residential customers make up the majority of our customer base in all of the states in which we operate. In 2015, residential customers accounted for 91.1% of our customer base, 59.2% of the billed water sales and 56.0% of the operating revenues of our Regulated Businesses. We also serve commercial customers, such as offices, retail stores and restaurants; industrial customers, such as large-scale manufacturing and production operations; and public authorities, such as government buildings and other public sector facilities, including schools. We also supply water through our distribution systems to public fire hydrants for firefighting purposes, to private fire customers for use in fire suppression systems in office buildings and other facilities, as well as to other water utilities in the form of bulk water supplies for distribution to their own customers.

The vast majority of our regulated water customers are metered, which allows us to measure and bill for our customers’ water usage, typically on a monthly basis. We employ a variety of methods of customer meter reading to monitor consumption. These methods range from meters with mechanical registers where consumption is manually recorded by meter readers, to meters with electronic registers capable of transmitting consumption data to proximity devices (touch read) or via radio frequency to mobile or fixed network data collectors. The majority of new meters are able to support future advances in electronic meter reading. Our wastewater customers are billed either a flat rate or based on their water consumption.

The following table summarizes the number of water and wastewater customers we served by class as of December 31:

	2015		2014		2013
	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,829,170	132,870	2,813,715	117,602	2,813,601	117,584
Commercial	218,798	7,308	218,314	6,221	219,510	6,287
Industrial	3,765	17	3,793	17	3,822	16
Public & other	60,421	342	59,249	281	58,420	259
Total	3,112,154	140,537	3,095,071	124,121	3,095,353	124,146

Customer growth in our Regulated Businesses is primarily driven by the following factors:

•	adding new customers to our regulated customer base by acquiring water and/or wastewater utility systems;
•	organic population growth or decline in our authorized service areas; and
•	the sale of water to other community water systems.

Generally, we add customers through acquisitions of small and medium water and/or wastewater systems in close geographic proximity to areas where we operate our Regulated Businesses, which we refer to as “tuck-ins.” The proximity of tuck-in opportunities to our regulated footprint allows us to integrate and manage the acquired systems and operations primarily using our existing management and to achieve operational efficiencies. Pursuing tuck-ins has been and continues to be a fundamental part of our growth strategy. We intend to continue to expand our regulated footprint geographically by acquiring water and wastewater systems in our existing markets and, if appropriate, in certain United States markets where we do not currently operate our Regulated Businesses. We will also selectively seek acquisitions that allow us to acquire multiple water and wastewater utility systems in our existing and new markets. Before entering new regulated markets, we will evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for providing safe, reliable and affordable services to our customers.

Seasonality

Customer demand for our water service is affected by weather and is generally greater during the summer months primarily due to increased usage for irrigation systems and other outdoor water use. As such, we typically expect our operating revenues to be the highest in the third quarter of each year compared to any of the other quarters. However, varying summer weather conditions can impact our third quarter financial results. Summer weather that is cooler and/or wetter than average generally serves to suppress customer water demand and can reduce water operating revenues and operating income. Summer weather that is hotter and drier than average generally increases operating revenues and operating income.

Competition

In our Regulated Businesses, we generally do not face direct competition in our existing markets because: (i) we operate in those markets pursuant to certificates of public convenience and necessity (or similar authorizations) issued by state PUCs; and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a high barrier to market entry. However, our Regulated Businesses do face competition from governmental agencies, other investor-owned utilities, large industrial customers with the ability to provide their own water supply/treatment process and strategic buyers that are entering new markets and/or making strategic acquisitions. Our largest investor-owned competitors, when pursuing acquisitions, based on a comparison of operating revenues and population served, are Aqua America, Inc., United Water (owned by Suez Environnement Company S.A.), American States Water Company and California Water Service Group. From time to time, we also face competition from infrastructure funds, multi-utility companies and others, such as Algonquin Power and Utilities Corp. and Corix.

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

We actively monitor condemnation activities that may affect us as developments occur. We do not believe that condemnation poses a material threat to our ability to operate our Regulated Businesses, either individually or taken as a whole.

Market-Based Businesses

Through our Market-Based Businesses, we provide services to military bases, municipalities, exploration and production companies, commercial, industrial and residential customers that are not subject to economic regulation by state PUCs and do not require substantial infrastructure investment. For 2015, operating revenues for our Market-Based Businesses was $434 million, or 13.7% of total operating revenues.

Our Market-Based Businesses is comprised of four operating segments:

•	Military Services Group, which enters into long-term contracts, generally 50 years, with the U.S. Department of Defense for the O&M of the water and wastewater systems on certain military bases;
•

Homeowner Services Group, which primarily provides warranty-type services to homeowners and smaller commercial customers to protect against the cost of repairing broken or leaking water pipes or clogged or blocked sewer pipes, located inside and outside their premise, as well as interior electric line repairs;

•

Contract Operations Group, which enters into contracts primarily to operate and maintain water and wastewater facilities and other related services mainly for municipalities and the food and beverage industry; and

•

Keystone, which provides customized water sourcing, transfer services, pipeline construction, water and equipment hauling and water storage solutions, for natural gas exploration and production companies.

In November 2014, we disposed of our Class B Biosolids operating segment by selling our subsidiary, Terratec Environmental Ltd (“Terratec”), which provided biosolids management, transport and disposal services to municipal and industrial customers in Ontario, Canada. The results of Terratec are presented as discontinued operations and, as such, have been excluded from continuing operations and operating segment results for all periods presented. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional details on our discontinued operations.

Military Services Group

Our Military Services Group has twelve 50-year contracts with the U.S. Department of Defense for the O&M of the water and wastewater systems on certain military bases. All of these contracts may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In either event, pursuant to termination provisions applicable to these contracts, we would be entitled to recover allowable costs that we may have incurred under the contract, plus the contract profit margin on incurred costs. The contract price for nine of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions. Three contracts are subject to annual price adjustments under a mechanism similar to price redetermination, called “Economic Price Adjustment.” During the contract term, we may make limited short-term working capital investments under our contracts with the U.S. Department of Defense.

Homeowner Services Group

Our Homeowner Services Group, through our Service Line Protection Program, provides services to domestic homeowners and smaller commercial customers to protect against the cost of interior and external water and sewer line repairs and interior electric line repairs. Our LineSaver™ program involves partnering with municipalities to offer our protection programs to homeowners serviced by the municipalities. As of December 31, 2015, our Homeowner Services Group had approximately 1.6 million customer contracts in 43 states and the District of Columbia.

Contract Operations Group

Our Contract Operations Group enters into public/private partnerships, including: (i) O&M; (ii) Design; Build and Operate; and (iii) Design, Build, Finance, Operate and Maintain contracts for the provision of services to water and wastewater facilities for municipalities, the food and beverage industry and other customers. We are party to 58 contracts, varying in size and scope across the United States and Canada, ranging in terms from one to 30 years. Historically, we have made minimal long-term capital investment under these contracts with municipalities and other customers; instead we perform our services for a fee. Occasionally, we provide our customers with financing for capital projects as part of a long-term operations and maintenance partnership.

Keystone

Our Keystone business commenced in July 2015 through the acquisition of a ninety-five percent interest in Water Solutions Holdings, LLC, including its wholly owned subsidiary, Keystone Clearwater Solutions, LLC (collectively referred to as “Keystone”). Keystone is a water management solution company currently focused on exploration and production companies in the Appalachian Basin. Keystone primarily provides customized water sourcing, transfer, storage, transport and pipeline construction services for natural gas exploration and production companies. As of December 31, 2015, Keystone served 46 customers.

Competition

We face competition in our Market-Based Businesses from a number of service providers, including Veolia Environnement, American States Water Company, Operations Management International, Inc. and Southwest Water Company, particularly in the area of O&M contracting. Securing new O&M contracts is highly competitive, as these contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise. We also face competition in maintaining existing O&M contracts to which we are a party, as the municipal and industrial fixed term contracts frequently come up for renegotiation and are subject to an open bidding process.

Our Homeowner Services Group faces competition primarily from HomeServe USA and Utility Service Partners, Inc.

Keystone currently faces competition from water service providers that typically provide particular segments of the water management cycle, such as Rockwater Energy Solutions, Select Energy Services and Fluid Delivery Solutions, LLC.

Industry and Regulatory Matters

Overview

The aging water and wastewater infrastructure in the United States is in need of modernization and replacement. Increased regulations to improve water quality and the management of water and wastewater residuals’ discharges, which began with passage of the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, have been among the primary drivers of the need for modernization. In 2007, the U.S. Environmental Protection Agency (the “EPA”) estimated that approximately $390.0 billion of capital spending would be necessary over the then next 20 years to replace aging infrastructure and ensure quality wastewater systems across the United States. In 2011, the EPA also estimated that the nation’s drinking water utilities need $384.2 billion in infrastructure investments for thousands of miles of pipe as well as thousands of treatment plants storage tanks, and other key assets between 2011 and 2030 to ensure the public health, security and economic well-being of our cities, towns and communities. Additionally, in 2013 the American Society of Civil Engineers (“ASCE”) published its Report Card for America’s Infrastructure, in which it gave the water and wastewater infrastructure a grade of “D” because much of the infrastructure is nearing the end of its useful life. The ASCE report concluded that there will be an investment gap between 2013 and 2020 of $84 billion for drinking water and wastewater infrastructure.

The following chart depicts estimated aggregate capital expenditure needs from 2011 through 2030 for United States drinking water systems:

Note:  Numbers may not total due to rounding

Source:  U.S. Environmental Protection Agency's 2011 Drinking Water Infrastructure Needs Survey and Assessment

Environmental, Health and Safety, and Water Quality Regulation

Our water and wastewater operations, including the services provided by both our Regulated Businesses and Market-Based Businesses, are subject to extensive U.S. federal, state and local laws and regulations, and in the case of our Canadian operations, Canadian laws and regulations governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights and the manner in which we collect, treat, discharge, recycle and dispose of wastewater. These regulations include the Safe Drinking Water Act, the Clean Water Act and other U.S. federal, state, local and Canadian laws and regulations governing the provision of water and wastewater services, particularly with respect to the quality of water we distribute. We also are subject to various U.S. federal, state, local and Canadian laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety and other matters relating to the protection of the environment and health and safety. State PUCs also set conditions and standards for the water and wastewater services we deliver.

Environmental, health and safety, and water quality regulations are complex and change frequently. The overall trend has been that they have become increasingly stringent over time. As newer or stricter standards are introduced, our capital and operating costs could increase. We incur substantial costs associated with compliance with environmental, health and safety, and water quality regulation to which our operations are subject. In the past, our Regulated Businesses have generally been able to recover costs associated with compliance related to environmental, health and safety standards; however, this recovery is affected by regulatory lag and the corresponding uncertainties surrounding rate recovery. We estimate that we will make capital expenditures of $42 million during 2016 and $89 million during 2017 for environmental control facilities, which we define for this purpose as any project (or portion thereof) that involves the preservation of air, water or land.

We maintain an environmental program including responsible business practices, compliance with environmental laws and regulations, effective use of natural resources, and stewardship of biodiversity. We believe that our operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations. Water samples from across our water systems are analyzed on a regular basis for compliance with regulatory requirements. Across our Company, we conduct over one million water quality tests each year at our laboratory facilities and plant operations, including continuous on-line instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. For 2015, we achieved a score of greater than 99% for drinking water compliance and according to the EPA’s statistics, American Water’s performance has been far better than the industry average over the last several years. In fact, in 2015, American Water was 13 times better than the industry average for compliance with drinking water requirements.

We participate in the Partnership for Safe Water, EPA’s voluntary program to meet more stringent goals for reducing microbial contaminants. With 68 of our 81 surface water plants receiving the program’s “Director” award, which recognizes utilities that have completed a comprehensive self-assessment report, created an action plan for continuous improvement and produces high quality drinking water, we account for approximately one-third of the plants receiving such awards nationwide. In addition, 64 American Water plants have received the “Five-Year Phase III” award, while 59 have been awarded the “Ten-Year Phase III” award. Additionally, 25 plants received the inaugural “Fifteen-Year Phase III” award, which recognizes plants that have met the Director award status for 15 years.

Safe Drinking Water Act

The Federal Safe Drinking Water Act and regulations promulgated thereunder establish national quality standards for drinking water. The EPA has issued rules governing the levels of numerous naturally occurring and man-made chemical and microbial contaminants and radionuclides allowable in drinking water and continues to propose new rules. These rules also prescribe testing requirements for detecting regulated contaminants, the treatment systems which may be used for removing those contaminants and other requirements. Federal and state water quality requirements have become increasingly stringent, including increased water testing requirements, to reflect public health concerns. To date, the EPA has set standards for approximately 90 contaminants and indicators for drinking water. Further, certain of our water systems have recently completed the process of monitoring for 28 additional contaminants that are not currently regulated to help the EPA determine if any of them occur at high enough levels to warrant being regulated. There are thousands of other chemical compounds that are not regulated, many of which are lacking a testing methodology, occurrence data, health effects information and/or treatment technology.

To effect the removal or inactivation of microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and by-products of the disinfection process. In January 2006, the EPA promulgated the Long-term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectants and Disinfection Byproduct Rule. In October 2006, the EPA finalized the Ground Water Rule, applicable to water systems providing water from underground sources. The EPA also revised the monitoring and reporting requirements of the existing Lead and Copper Rule in 2007 and Congress enacted the Reduction of Lead in Drinking Water Act in January 2011 regarding the use and introduction into commerce of lead pipes, plumbing fittings or fixtures, solder and flux. In 2012, the EPA finalized revisions to the Total Coliform Rule that were part of the mandate of a Federal Advisory Committee appointed to negotiate the changes. Most of the anticipated changes to the rule will be effective in April 2016. The EPA is actively considering regulations for a number of contaminants, including strontium, hexavalent chromium, fluoride, nitrosamines, perchlorate, some pharmaceuticals and certain volatile organic compounds. We do not anticipate that any of these regulations will require implementation in 2016. In July 2014, the State of California implemented a primary drinking water standard of 10 micrograms per liter for hexavalent chromium. We are in compliance with this new standard.

Although it is difficult to project the ultimate costs of complying with the above or other pending or future requirements, we do not expect current requirements under the Safe Drinking Water Act and other similar laws to have a material impact on our operations or financial condition. In addition, capital expenditures and operating costs to comply with environmental mandates traditionally have been recognized by the state PUCs as appropriate for inclusion in establishing rates. As a result, we expect to fully recover the operating and capital costs resulting from these pending or future requirements.

Clean Water Act

The Federal Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to our wastewater collection systems, our operations require discharge permits under the National Pollutant Discharge Elimination System (“NPDES”) permit program established under the Clean Water Act, which must be renewed every five years. Pursuant to the NPDES permit program, the EPA or implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of penalties, and persistent non-compliance could lead to significant penalties and compliance costs. In addition, the difficulty of obtaining, complying with NPDES permits and renewing expiring permits may impose time and cost burdens on our operations. From time to time, discharge violations occur at our facilities, some of which result in fines. We do not expect any such violations or fines to have a material impact on our results of operations or financial condition.

Other Environmental, Health and Safety, and Water Quality Matters

Our operations also involve the use, storage and disposal of hazardous substances and wastes. For example, our water and wastewater treatment facilities store and use chlorine and other chemicals which generate wastes that require proper handling and disposal under applicable environmental requirements. We also could incur remedial costs in connection with any contamination relating to our operations or facilities or our off-site disposal of wastes. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), authorizes the EPA, and comparable state laws authorize state environmental authorities, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as the owners and operators of such sites, may be deemed liable, without regard to fault, under CERCLA or comparable state laws. Although we are not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations in the future could result in additional costs. Our facilities and operations also are subject to requirements under the U.S. Occupational Safety and Health Act and are subject to inspections thereunder. For further information, see Item 1—Business—Research and Development.

Certain of our subsidiaries are involved in pending legal proceedings relating to environmental matters. Further description of these proceedings can be found in Item 3—Legal Proceedings.

Research and Development

We have a research and development program, which seeks to improve water quality and operational effectiveness in all areas of our business. Our research and development personnel are located in New Jersey. In addition, our quality control and testing laboratory in Belleville, Illinois supports our research and development activities through testing and analysis.

We continue to collaborate with the EPA to achieve effective environmental, health and safety, and water quality regulation. This relationship includes sharing of our research and national water quality monitoring data in addition to our treatment and distribution system optimization research. Our engagement with the EPA provides us with early insight into emerging regulatory issues and initiatives, thereby allowing us to anticipate and to accommodate our future compliance requirements.

Approximately one-quarter of our research budget is funded by competitively awarded outside research grants. Such grants reduce the cost of research and allow collaboration with leading national and international researchers. In 2015, we spent $4 million, including $1 million funded by research grants. Spending, net of research grant funding, amounted to $3 million in 2014 and 2013.

We believe that continued research and development activities are critical for providing safe, reliable and affordable services, as well as maintaining our leadership position in the industry, which provides us with a competitive advantage as we seek additional business with new and existing customers.

Support Services

Our American Water Works Service Company subsidiary provides support services and corporate governance for our operating subsidiaries. These services are provided predominantly to our Regulated Businesses under the terms of contracts with these subsidiaries that have been approved by state PUCs, where necessary. These services are also provided to our Market-Based Businesses organized under American Water Enterprises. They are only provided to Keystone upon request. These services, which are provided at cost, may include accounting and finance, administration, business development, communications, education and training, engineering, health and safety, human resources, information systems, internal audit, investor relations, legal, operations, procurement, rates support, security, risk management, treasury, water quality and research and development. We also operate two national customer service centers, which are located in Alton, Illinois and Pensacola, Florida, that provide customer relations, operations and field service support. The services are provided at cost and enable our Regulated Businesses and Market-Based Businesses to fulfill their responsibilities in a more cost-effective manner.

Our security department provides oversight and governance of physical and information security throughout our operations and is responsible for designing, implementing, monitoring and supporting active and effective physical and information security controls. We have complied with EPA regulations concerning vulnerability assessments and have made filings to the EPA as required. Vulnerability assessments are conducted periodically to evaluate the effectiveness of existing security controls and serve as the basis for further capital investment in security for the facility. Information security controls are deployed or integrated as a preventative measure against unauthorized access to company information systems. These controls are aimed at assuring the continuity of business processes that are dependent upon automation; seek to ensure the integrity of our data; support regulatory and legislative compliance requirements; and aimed at maintaining safe and reliable service to our customers. While we do not make public comments on the details of our security programs, we are in contact with U.S. federal, state and local law enforcement agencies to coordinate and improve the security of our water delivery systems and to safeguard our water supply.

Employee Matters

As of December 31, 2015, approximately 46% of our workforce is represented by unions. As of that date we had 75 collective bargaining agreements in place with 17 different unions representing our unionized employees. Also, we have 4 union contracts beyond expiration that affect approximately 700 employees, all of which are actively working under the old agreements. During 2016, 32 of our local union contracts will expire.

On October 13, 2014, we entered into a settlement agreement with the Utility Workers Union of America (“UWUA”) designed to resolve a dispute between our company and the labor unions representing employees in the Regulated Businesses (the “Unions”). Among other things, the settlement agreement provides for a new 2014-2018 National Benefits Agreement that will be in effect generally until July 31, 2018. In addition, we agreed to make a $10 million lump-sum payment, to be distributed in accordance with procedures set forth in the settlement agreement.

The Unions approved the settlement agreement on October 30, 2014, and the National Labor Relations Board (the “NLRB”) approved the settlement agreement on October 31, 2014. We, the NLRB and the UWUA filed a joint stipulation to dismiss the petition for review. The Seventh Circuit voluntarily dismissed all the parties' appeals on December 16, 2014. In 2015, the NLRB dismissed the unfair labor practice charge pending on the national benefits dispute upon receipt of our $10 million lump-sum payment.

The majority of the distributions were used to reimburse active employees for medical claims, which were incurred during the relevant period and were funded by the Group Insurance Plan for Active Employees of American Water Works Company, Inc. and Its Designated Subsidiaries and Affiliates, to which we previously made contributions.

Executive Officers

The following table summarizes the name, age, offices held and business experience for each of our executive officers, as of February 24, 2016:

Name	Age	Office and Experience
Susan N. Story	56

President and Chief Executive Officer. Ms. Story has served as President and Chief Executive Officer of the Company since May 2014. Ms. Story served as Senior Vice President and Chief Financial Officer of the Company from April 2013 until May 2014. Prior to joining American Water, she served as President and Chief Executive Officer of Southern Company Services, a subsidiary of Southern Company, from January 2011 until March 2013 and President and Chief Executive Officer of Gulf Power Company, also a subsidiary of Southern Company, from 2003 until December 2010. Since 2008, Ms. Story has served as a member of the board of directors of Raymond James Financial, Inc., a diversified financial services company.

Sharon Cameron	59

President of American Water Enterprises. Ms. Cameron has been President of American Water Enterprises since September 2010 and served as President of Homeowner Services since 2002. Prior to joining American Water, Ms. Cameron was Principal of Marketing Solutions, a marketing consulting firm she launched in 1998.

Mark Chesla	56

Vice President and Controller. Mr. Chesla has been our Vice President and Controller since November 2007. From 2001 to November 2007, Mr. Chesla was Vice President and Controller of Oglethorpe Power Corporation, in Atlanta, Georgia, where he served as that company’s chief accounting officer. In this capacity, he was responsible for all aspects of the accounting, internal financial management, regulatory and SEC reporting functions. Mr. Chesla was Vice President, Administration/Controller of SouthStar Energy Services LLC, in Atlanta, Georgia, from 1998 to 2001. Earlier, he held management positions with several other companies, including Piedmont Natural Gas Co., Inc., Aegis Technologies, Inc., Deloitte & Touche LLP and Carolina Power & Light Company.

Deborah Degillio	44

Vice President and Treasurer. Ms. Degillio has served as the Company’s Vice President and Treasurer since January 2015. Ms. Degillio served as Vice President of Finance of American Water Enterprises from November 2013 to February 2015, as a Vice President in the Company’s Finance team for its Eastern Division from June 2009 until October 2013, and as Director of Financial Planning and Analysis for America Water’s then Western states, from April 2007 until May 2009.

Brenda J. Holdnak	62

Senior Vice President of Human Resources. Ms. Holdnak has served as the Company’s Senior Vice President Human Resources since January 1, 2016 and its Vice President Human Resources from January 19, 2015 to December 31, 2015. Prior to joining American Water, she served as President of Holdnak and Associates Consulting, a human resources consulting firm, from June 2014 to December 2014. Prior to that time, she served as Director of Talent Management of The Babcock & Wilcox Company, from March 2011 to June 2014. Previously, she served as Director of Change Management and Organizational Development of Medtronic, Inc. from May 2010 to March 2011 and an Executive Consultant/Principal of the Henly Consulting Group from July 2006 to January 2011.

Walter J. Lynch	53

Executive Vice President and Chief Operating Officer. Mr. Lynch has served as the Company’s Executive Vice President and Chief Operating Officer since January 1, 2016, as Chief Operating Officer of Regulated Operations from February 26, 2010 to December 31, 2015, and President of Regulated Operations from July 2008 to December 31, 2015. Mr. Lynch joined us in 2001. In addition, Mr. Lynch is on the Board of Directors of the National Association of Water Companies and serves on its Executive Committee.

Michael Sgro	57

Executive Vice President, General Counsel and Secretary. Mr. Sgro has served as the Company’s Executive Vice President, General Counsel and Secretary since January 1, 2016 and its Senior Vice President, General Counsel and Secretary from February 2015 to January 2016. Prior to that, he served as the Company’s Interim General Counsel and Secretary from January 2015 until February 2015 and as Vice President, General Counsel and Secretary of American Water’s Northeast Division beginning in 2002.

Mark F. Strauss	64

Senior Vice President of Corporate Strategy and Business Development. Mr. Strauss has been our Senior Vice President of Corporate Strategy and Business Development since September 2010. From December 2006 to September 2010, Mr. Strauss served as President of American Water Enterprises. In January 2016, Mr. Strauss was appointed to the Board of Directors of Fulton Financial Corporation, a Lancaster, Pennsylvania-based financial holding company.

Linda G. Sullivan	52

Executive Vice President and Chief Financial Officer. Ms. Sullivan has served as the Company’s Executive Vice President and Chief Financial Officer since January 1, 2016 and the Company’s Senior Vice President and Chief Financial Officer from May 2014 to December 31, 2015. Prior to joining American Water, Ms. Sullivan served as the Senior Vice President and Chief Financial Officer of Southern California Edison Company, a subsidiary of Edison International, from July 2009 until May 2014, and Vice President and Controller of both Edison International and Southern California Edison Company, from July 2004 until July 2009.

Loyd “Aldie” Warnock	56

Senior Vice President of External Affairs, Communications and Public Policy. Mr. Warnock has served as the Company’s Senior Vice President of External Affairs, Communications and Public Policy since April 2014. Prior to joining the Company, he served as Senior Vice President of External Affairs at Midwest Independent System Operator, Inc., a non-profit, self-governing organization, from March 2011 to April 2014. Prior to that, he served as Vice President of External Affairs for Allegheny Energy, Inc. from December 2005 to February 2011 and Senior Vice President of Governmental and Regulatory Affairs at Mirant Corporation from July 2004 to November 2005.

Each executive officer is elected annually by the Board of Directors and serves until his or her respective successor has been elected and qualified or his or her earlier death, resignation or removal.

Available Information

We are subject to the reporting requirements of the Exchange Act. We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain a copy of any of these reports, free of charge, from the Investor Relations section of our website, http://www.amwater.com, shortly after we file or furnish the information to the SEC. Information contained on our website shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks. We recognize this website as a key channel of distribution to reach public investors and as a means of disclosing material non-public information to comply with our disclosure obligations under SEC Regulation FD.

You may also obtain a copy of any of these reports directly from the SEC. You may read and copy any material we file or furnish with the SEC at its Public Reference Room, located at 100 F Street N.E., Washington, D.C. 20549. The phone number for information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. Because we electronically file our reports, you may also obtain this information from the SEC internet website at http://www.sec.gov. You can obtain additional contact information for the SEC on its website.

The American Water corporate governance guidelines and the charters for each of the standing committees of the Board of Directors, together with the American Water Code of Ethics and additional information regarding our corporate governance, are available on our website, http://www.amwater.com, and will be made available, without charge, in print to any stockholder who requests such documents from Investor Relations Department, American Water Works Company, Inc., 1025 Laurel Oak Road, Voorhees, NJ, 08043.

ITEM 1A.	RISK FACTORS

We operate in a market and regulatory environment that involves significant risks, many of which are beyond our control. In addition to the other information included or incorporated by reference in this Form 10-K, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position, results of operations, cash flows and liquidity.

Risks Related to Our Industry and Business Operations

Our utility operations are subject to extensive economic regulation by state PUCs and other regulatory agencies, which significantly affects our business, financial condition, results of operations and cash flows. Our utility operations also may be subject to fines, penalties and other sanctions for the inability to meet these regulatory requirements.

Our Regulated Businesses provide water and wastewater services to our customers through subsidiaries that are subject to economic regulation by state PUCs. Economic regulation affects the rates we charge our customers and has a significant impact on our business and results of operations. Generally, the state PUCs authorize us to charge rates that they determine are sufficient to recover our prudently incurred operating expenses, including, but not limited to, operating and maintenance costs, depreciation, financing costs and taxes, and provide us the opportunity to earn an appropriate rate of return on invested capital.

Our ability to successfully implement our business plan and strategy depends on the rates authorized by the various state PUCs. We periodically file rate increase applications with state PUCs. The ensuing administrative process may be lengthy and costly. Our rate increase requests may or may not be approved, or may be partially approved, and any approval may not occur in a timely manner. Moreover, a PUC may not approve a rate request to an extent that is sufficient to:

•	cover our expenses, including purchased water and costs of chemicals, fuel and other commodities used in our operations;
•	enable us to recover our investment; and
•	provide us with an opportunity to earn an appropriate rate of return on our investment.

Approval of the PUCs is also required in connection with other aspects of our utilities’ operations. State PUCs are empowered to impose financial penalties, fines and other sanctions for non-compliance with applicable rules and regulations. Our utilities are also required to have numerous permits, approvals and certificates from the PUCs that regulate their businesses. Although we believe that each utility subsidiary has obtained or sought renewal of the material permits, approvals and certificates necessary for its existing operations, we are unable to predict the impact that future regulatory activities may have on our business.

In any of these cases, our business, financial condition, results of operations, cash flows and liquidity may be adversely affected. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on our invested capital to the extent permitted by state PUCs. This could occur if certain conditions exist, including but not limited to, if water usage is less than the level anticipated in establishing rates, or if our investments or expenses prove to be higher than the level estimated in establishing rates.

Our operations and the quality of water we supply are subject to extensive environmental, water quality and health and safety laws and regulations. Compliance with increasingly stringent laws and regulations could impact our operating costs; and violations of such laws and regulations could subject us to substantial liabilities and costs.

Our water and wastewater operations, as well as the operations of our Market-Based Businesses, are subject to extensive federal, state and local laws and regulations and, in the case of our Canadian operations, Canadian laws and regulations that govern the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, discharge and dispose of wastewater. These requirements include CERCLA, the Clean Water Act and the Safe Drinking Water Act, and similar state and Canadian laws and regulations. For example, CERCLA authorizes the EPA to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions with respect to actual or threatened releases of hazardous substances, and can impose joint and several liability, without regard to fault, on responsible parties for the costs thereof. We are also required to obtain various environmental permits from regulatory agencies for our operations.

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

For example, in our Monterey County, California operations, we are seeking to augment our sources of water supply, principally to comply with an October 20, 2009 cease and desist order (the “2009 Order”) of the California State Water Resources Control Board that requires Cal Am to significantly decrease its diversions from the Carmel River in accordance with a reduction schedule presently running through December 31, 2016 (the “2016 Deadline”). We are also required to augment our Monterey County sources of water supply to comply with the requirements of the Endangered Species Act. In November 2015, Cal Am filed an application with the State Water Resources Control Board to modify the 2009 Order to extend the deadline for compliance to December 31, 2020. We cannot predict whether Cal Am will be able to extend the 2016 Deadline or secure alternative sources of water, or if Cal Am will be exposed to liabilities if it is unable to meet the 2016 Deadline under the 2009 Order. If Cal Am or any of our other subsidiaries are unable to secure an alternative source of water, or if other adverse consequences result from the events described above, our business, financial condition, results of operations and cash flows could be adversely affected. See Item 3—Legal Proceedings in this report, which includes additional information regarding this matter.

The current regulatory rate setting structure may result in a significant delay, also known as “regulatory lag,” from the time that we invest in infrastructure improvements, incur increased operating expenses or experience declining water usage, to the time at which we can address these events through the rate case application process; our inability to minimize regulatory lag could adversely affect our business.

There is typically a delay, known as “regulatory lag,” between the time one of our regulated subsidiaries makes a capital investment or incurs an operating expense increase and the time when those costs are reflected in rates. In addition, billings permitted by state PUCs typically are, to a considerable extent, based on the volume of water usage in addition to a minimum base rate. Thus, we may experience regulatory lag between the time our revenues are affected by declining usage and the time we are able to adjust the rate per gallon of usage to address declining usage. Our inability to reduce this regulatory lag could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.

We endeavor to reduce regulatory lag by pursuing positive regulatory policies. For example, seven state PUCs permit rates to be adjusted outside of the rate case application process through surcharges that address certain capital investments, such as replacement of aging infrastructure. These surcharges are adjusted periodically based on factors such as project completion or future budgeted expenditures, and specific surcharges are eliminated once the related capital investment is incorporated in new PUC approved rates. Other examples of such programs include states that allow us to increase rates for certain cost increases that are beyond our control, such as purchased water costs or property or other taxes, or power, conservation, chemical or other expenditures. These surcharge mechanisms enable us to adjust rates in less time after costs have been incurred than would be the case under the rate case application process. While these programs have been a positive development and we continue to seek expansion of programs to mitigate regulatory lag, some state PUCs which govern our regulated operations have not approved such programs. Furthermore, PUCs may fail to adopt new surcharge programs and existing programs may not continue in their current form, or at all. Furthermore, no state has adopted surcharge programs that include all elements of cost that may change between general rate proceedings. Although we intend to continue our efforts to expand state PUC approval of surcharges to address issues of regulatory lag, our efforts may not be successful, or even if successful they may not completely address our regulatory lag, in which case our business, financial condition, results of operations, cash flows and liquidity may be materially and adversely affected.

Changes in laws and regulations over which we do not control and changes in certain agreements can significantly affect our business, financial condition, results of operations, cash flows and liquidity.

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

•

negatively impacting the deductibility of expenses under federal or state tax laws, the amount of tax credits or tax abatement benefits that may be available, the amount of taxes owed, or the ability to utilize our net operating loss carryforwards;

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

Service disruptions caused by severe weather conditions or natural disasters may disrupt our operations and economic conditions may reduce the demand for water services, either of which could adversely affect our financial condition, results of operations, cash flows and liquidity.

Service interruptions due to severe weather events are possible across all our service areas. These include winter storms and freezing conditions, high wind conditions, hurricanes, tornados, earthquakes, landslides, coastal and intercoastal floods or high water conditions, including those in or near designated flood plains, and severe electrical storms. Weather events such as these may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. For example, in October 2012, our east coast subsidiaries were affected by Hurricane Sandy. The most significant impact to our business was caused by the widespread power outages caused by the storm’s heavy winds, rain and snow. In addition, adverse economic conditions can cause our customers, particularly industrial customers, to curtail operations. A curtailment of operations by an industrial customer would typically result in reduced water usage. In more severe circumstances, the decline in usage could be permanent. Any decrease in demand resulting from difficult economic conditions could adversely affect our financial condition and results of operations.

Government restrictions on water use may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition, results of operations and cash flows. Seasonal drought conditions that would impact our water services are possible across all of our service areas. If a regional drought were to occur, governmental restrictions may be imposed on all systems within a region independent of the supply adequacy of any individual system. For example, as a result of a four-year period of reduced rainfall and overall dry conditions throughout the State of California, Cal Am has been closely monitoring its owned and purchased water supplies. In April 2015, the Governor of California mandated water usage restrictions to reduce overall water usage by 25% in the state compared to 2013 usage levels. Although such restrictions are scheduled to expire in February 2016, the Governor of California issued an executive order in November 2015 extending the restrictions through October 31, 2016 if drought conditions persist through January 2016. While expenses incurred in implementing water conservation and rationing plans in Cal Am’s districts are generally recoverable provided the California Public Utilities Commission (the “CPUC”) determines they were reasonable, Cal Am cannot assure that such expenses will, in fact, be fully recovered. Moreover, reductions in water consumption, including those resulting from installation of equipment or changed consumer behavior, may persist even after drought restrictions are repealed and the drought has ended, which could adversely affect our business, financial condition, results of operations and cash flows.

Some scientific experts are predicting a worsening of weather volatility in the future. Changing severe weather patterns could require additional expenditures to reduce the risk associated with any increasing storm, flood and drought occurrences. The issue of climate change is receiving increased attention worldwide. Many climate change predictions, if true, present several potential challenges to water and wastewater utilities, such as: increased frequency and duration of droughts, increased precipitation and flooding, potential degradation of water quality, and changes in demand for services. Because of the uncertainty of weather volatility related to climate change, we cannot predict its potential impact on our business, financial condition, results of operations, cash flows and liquidity.

Our Regulated Businesses require significant capital expenditures and may suffer if we fail to secure appropriate funding to make investments, or if we experience delays in completing major capital expenditure projects.

The water and wastewater utility business is capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment. In 2015, we invested $1.2 billion in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems could increase in the future. We expect to fund capital improvement projects using cash generated from operations, borrowings under our revolving credit facility and commercial paper programs and issuances of long-term debt. We may not be able to access the debt and equity capital markets, when necessary or desirable to fund capital improvements on favorable terms or at all.

In addition, we could be limited in our ability to both pursue growth and pay dividends in accordance with our dividend policy. In order to fund construction expenditures, acquisitions, principal and interest payments on our indebtedness, and dividends at the level currently anticipated under our dividend policy, we expect that we will need additional financing.

The ability to obtain financing at reasonable rates is contingent upon our credit ratings and general market conditions. If we do not obtain sufficient financing, we could be unable to maintain our existing property, plant and equipment, fund our capital investment strategies, meet our growth targets and expand our rate base to enable us to earn satisfactory future returns on our investments. Even with adequate financial resources to make required capital expenditures, we face the additional risk that we will not complete our major capital projects on time, as a result of construction delays, permitting delays, labor shortages or other disruptions, environmental restrictions, or other obstacles. Each of these outcomes could adversely affect our financial condition, results of operations and cash flows.

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

The wastewater collection, treatment and disposal operations of our subsidiaries are subject to substantial regulation and involve significant environmental risks. If collection, treatment or disposal systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, financial condition, results of operations and cash flows. Moreover, if we are deemed liable for any damage caused by overflow or disposal operations, our losses might not be covered by insurance, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

Contamination of our sources of water could result in service limitations and interruptions and exposure to substances not typically found in potable water supplies, and could subject our subsidiaries to reduction in usage and other responsive obligations, government enforcement actions and private litigation.

The water supplies that flow into our treatment plants and are then delivered into our distribution system are subject to contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as perchlorate and methyl tertiary butyl ether, chemical spills or other accidents that result in contaminants entering the water source, and possible terrorist attacks. If one of our water supplies is contaminated, depending on the nature of the contamination, we may have to take responsive actions that could include, among other things (1) continuing limited use of the water supply under a “Do Not Use” protective order that enables continuation of basic sanitation and essential fire protection, or (2) interrupting the use of that water supply. If service is disrupted, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. We may be unable to recover costs associated with treating or decontaminating water supplies through rates, or recovery of these costs may not occur in a timely manner. Moreover, we could be subject to claims for damages arising from government enforcement actions or toxic tort or other lawsuits arising out of interruption of service or human exposure to hazardous substances in our drinking water supplies.

In this regard, on January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances into the Elk River near the WVAWC treatment plant intake in Charleston, West Virginia. WVAWC has and may continue to incur significant costs in responding to this incident and may not be able to recover such costs through rates or from insurers. Even if recovery is possible, it may not occur in a timely manner. Government investigations relating to the Freedom Industries spill have been initiated, state laws have been enacted, state and federal legislatures are considering changes to existing laws or rules associated with new laws, and there are 68 currently pending lawsuits against WVAWC and, in a few cases, against us or our affiliates. While American Water and WVAWC believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries spill, and American Water and WVAWC believe they and other affiliates have valid, meritorious defenses to the lawsuits, WVAWC will incur defense costs that may not be recoverable. Moreover, an adverse outcome in one or more of the lawsuits could have a material adverse effect on our financial condition, results of operations, cash flows, liquidity and reputation. WVAWC and American Water are unable to predict the outcome of the ongoing government investigations or any legislative initiatives that might affect water utility operations. See Item 3—Legal Proceedings for additional information regarding this matter.

Since we engage in the business of providing drinking water to our customers, contamination of the water supply can result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution, and environmental damage and may be brought by our customers or third parties. Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. Pending or future claims against us could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We may sustain losses that exceed or are excluded from our insurance coverage or for which we are not insured.

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize potential liabilities arising from our utility operations, as well as the operations of our Market-Based Businesses. Our insurance programs have varying coverage limits, exclusions and maximums, and insurance companies may seek to deny claims we might make. Generally, our insurance policies cover property damage, worker’s compensation, employer’s liability, general liability, terrorism risks and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.

Although in the past we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles.

We are subject to adverse publicity and reputational risks, which make us vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions.

Water and wastewater utilities, including our regulated subsidiaries, have a large consumer customer base and as a result are exposed to public criticism regarding, among other things, the reliability of their water and wastewater services, the quality of water provided, and the timeliness and accuracy of bills that are provided for such services. Adverse publicity and negative consumer sentiment may render legislatures and other governing bodies, state PUCs and other regulatory authorities, and government officials less likely to view companies such American Water and its regulated subsidiaries in a favorable light, and may cause American Water and its regulated subsidiaries to be susceptible to less favorable legislative and regulatory outcomes, as well as increased regulatory oversight and more stringent regulatory requirements. Unfavorable regulatory outcomes may include the enactment of more stringent laws and regulations governing our operations, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on American Water and each of our regulated subsidiaries’ business, financial condition, results of operations and cash flows.

The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition results of operations, cash flows and liquidity.

The properties of our Regulation Businesses segment include 81 dams, a failure of any of which could result in personal injury and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.

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

An important element of our growth strategy is the acquisition of water and wastewater systems in order to broaden our current, and move into new, service areas. We may not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. Further, competition for acquisition opportunities from other regulated utilities, governmental entities, and strategic and financial buyers may hinder our ability to expand our business.

The negotiation of potential acquisitions as well as the integration of acquired businesses with our existing operations could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in, among other things:

•	incurrence of debt, contingent liabilities, environmental liabilities and assumption of liabilities of an acquired business, including liabilities that were unknown at the time of acquisition;
•	failure to recover of acquisition premiums;
•	unanticipated capital expenditures;
•	issuances of our equity securities;
•	failure to maintain effective internal control over financial reporting;
•	recording goodwill and other intangible assets at values that ultimately may be subject to impairment charges;
•	fluctuations in quarterly results;
•	unanticipated acquisition-related expenses;
•	failure to realize anticipated benefits, such as cost savings and revenue enhancements; and
•	difficulties assimilating personnel, services and systems.

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

We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities. If consolidation becomes more prevalent in the water and wastewater industries and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to expand through acquisitions. In addition, our competitors may impede our growth by purchasing water utilities adjacent to or near our existing service areas, thereby impairing our ability to geographically expand the affected service areas. Competing governmental entities, utilities, environmental or social activist groups, and strategic and financial buyers have challenged, and may in the future challenge, our efforts to acquire new companies and/or service areas. Our growth could be hindered if we are not able to compete effectively for new companies and/or service areas with other companies or strategic and financial buyers that have lower costs of operations. Any of these risks may adversely affect our business, financial condition, results of operations and cash flows.

The assets of our Regulated Businesses are subject to condemnation through eminent domain or other similar authorized process.

Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized efforts may arise from time to time in one or more of the service areas in which our Regulated Businesses operate to convert our assets to public ownership and operation through exercise of the governmental power of eminent domain, or another similar authorized process. Should a municipality or other government subdivision or a citizen group seek to acquire our assets through eminent domain or such other process, either directly or indirectly as a result of a citizen petition, we may resist the acquisition.

Contesting an exercise of condemnation through eminent domain or other process, or responding to a citizen petition, may result in costly legal proceedings and may divert the attention of the affected Regulated Businesses’ management from the operation of its business. Moreover, our efforts to resist the condemnation or process may not be successful.

If a municipality or other government subdivision succeeds in acquiring the assets of one or more of our Regulated Businesses through eminent domain or other process, there is a risk that we will not receive adequate compensation for the business, that we will not be able to keep the compensation, or that we will not be able to divest the business without incurring significant one-time charges.

We rely on technology to facilitate the management of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.

Our technology systems, particularly our information technology (“IT”) systems, are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. For example, we depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers. While we completed in the fourth quarter of 2013 the business transformation implementation for our Enterprise Resource Planning, Enterprise Asset Management (“EAM”) and Customer Information (“CIS”) systems, and we are in the process of implementing a similar system for our American Water Enterprises business, a number of our mission and business critical IT systems are older, such as our SCADA (supervisory control and data acquisition) system. Although we do not believe that our IT systems are at a materially greater risk of cybersecurity incidents than other similar organizations, our IT systems remain vulnerable to damage or interruption from:

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

As operators of critical infrastructure, we may face a heightened risk of physical and/or cyber attacks. Our water and wastewater systems may be vulnerable to disability or failures as a result of physical or cyber acts of war or terrorism, vandalism or other causes. Our corporate and information technology systems may be vulnerable to unauthorized access due to hacking, viruses, acts of war or terrorism, and other causes. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our customers, employees, suppliers and other third parties.

If, despite our security measures, a significant physical attack or cyber breach occurred, we could have our operations disrupted, property damaged, and customer information stolen; experience substantial loss of revenues, response costs, and other financial loss; and be subject to increased regulation, litigation, and damage to our reputation, any of which could have a negative impact on our business, results of operations and cash flows.

Our inability to efficiently optimize and stabilize new IT systems could result in higher than expected costs or otherwise adversely impact our internal controls environment, operations and profitability.

Over the past several years, we have implemented, and are in the process of implementing with respect to our American Water Enterprises business, improvements to our business processes and upgrading our legacy core information technology systems. These enterprise-wide initiatives support our broader strategic initiatives and are intended to optimize workflow throughout our field operations, improve our back-office operations and enhance our customer service capabilities. Any technical or other difficulties in optimizing and stabilizing new IT systems and other technology may increase the costs of the project beyond those anticipated and have an adverse effect on our operations and reporting processes, including our internal control over financial reporting. Although efforts are being made to minimize any adverse impact on our controls, we cannot assure that all such impacts have been mitigated.

As we make adjustments to our operations, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Further, we may not realize anticipated cost improvements and greater efficiencies from the project.

We operate numerous IT systems that are in various stages of integration, sometimes leading to inefficiencies. Therefore, delays in stabilization and optimization of these systems will also delay cost savings and efficiencies expected to result from the project. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our ability to meet customer needs efficiently. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

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

Our business sites, including construction and maintenance sites, often put our employees and others in close proximity with large pieces of equipment, moving vehicles, pressurized water, chemicals and other regulated materials. On many sites we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective or are not followed by our employees or others, our employees and others may be injured or die. Unsafe work sites also have the potential to increase employee turnover and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2015, approximately 46% of our workforce was represented by unions, and we had 75 collective bargaining agreements in place with 17 different unions representing our unionized employees. These collective bargaining agreements are subject to periodic renewal and renegotiation. We may not be able to renegotiate labor contracts on terms that are fair to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations may adversely affect our financial condition, results of operations, cash flows and liquidity.

While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, a strike or work stoppage may have a material adverse impact on our financial position, results of operations and cash flows.

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

In addition, as some of our key personnel approach retirement age, we need to have appropriate succession plans in place and to successfully implement such plans. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Financial and Market-Related Risks

Our indebtedness could affect our business adversely and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.

As of December 31, 2015, our indebtedness (including preferred stock with mandatory redemption requirements) was $6.6 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:

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

In order to meet our capital expenditure needs, we may be required to make additional borrowings under our revolving credit facility or issue new short-term and long-term debt securities. Moreover, additional borrowings may be required to refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2016, 2017 and 2018 will be $54 million, $573 million and $457 million, respectively. We can provide no assurance that we will be able to access the debt capital markets on favorable terms, if at all. Moreover, if new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to refinance existing debt on favorable terms.

We will depend primarily on operations to fund our expenses and to pay the principal and interest on our outstanding debt. Therefore, our ability to pay our expenses and satisfy our debt service obligations depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors largely beyond our control. If we do not have sufficient cash flows to pay the principal and interest on our outstanding debt, we may be required to refinance all or part of our existing debt, reduce capital investments, sell assets, borrow additional funds or sell additional equity. In addition, if our business does not generate sufficient cash flows from operations, or if we are unable to incur indebtedness sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to changes in our business, which could cause our financial condition, operating results and prospects to be affected adversely.

Our inability to access the capital or financial markets could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

In addition to cash from operations, we rely primarily on our revolving credit facility, commercial paper programs, and the capital markets to satisfy our liquidity needs. In this regard, our principal external sources of short-term liquidity are our commercial paper program and our $1.25 billion revolving credit facility. Our revolving credit facility expires in accordance with its terms in June 2020. We regularly use our commercial paper program under this revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally can obtain in the commercial paper market. As of December 31, 2015, American Water Capital Corp. (“AWCC”), our wholly owned financing subsidiary, had no outstanding borrowings under the revolving credit facility, and had $626 million of commercial paper outstanding and $82 million in outstanding letters of credit.

Disruptions in the capital markets could limit our ability to access capital. While our credit facility lending banks have met all of their obligations, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. Our lenders may not meet their existing commitments and we may not be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all. Furthermore, our inability to maintain, renew or replace commitments under this facility could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity. Longer term disruptions in the capital and credit markets as a result of uncertainty, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any significant disruption in the capital and credit markets, or financial institution failures could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures.

Any impediments to our access to the capital markets or failure of our lenders to meet their commitments that result from financial market disruptions could expose us to increased interest expense, require us to institute cash conservation measures or otherwise adversely and materially affect our business, financial condition, results of operations, cash flows and liquidity.

American Water may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to American Water.

American Water is a holding company and, as such, American Water has no operations of its own. Substantially all of our consolidated assets are held by subsidiaries. American Water's ability to meet its financial obligations and to pay dividends on its common stock is primarily dependent on the net income and cash flows of its subsidiaries and their ability to pay upstream dividends to American Water or repay indebtedness to American Water. Prior to funding American Water, American Water’s regulated subsidiaries must comply with regulatory restrictions and financial obligations that must be satisfied, including among others, debt service and preferred and preference stock dividends, as well as applicable corporate, tax and other laws and regulations and agreements and covenants made by American Water and its subsidiaries. American Water's subsidiaries are separate legal entities and have no obligation to provide American Water with funds. An inability of any of these subsidiaries to pay such dividends or repay intercompany obligations could have a material adverse impact on American Water's liquidity and its ability to pay dividends on its common stock and meet its other obligations.

We may not be able to fully utilize our U.S. and state net operating loss carryforwards.

As of December 31, 2015, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $1.1 billion and $534 million, respectively. Our federal NOL carryforwards will begin to expire in 2028, and our state NOL carryforwards began to expire in 2016 and will continue to expire until 2034. Our ability to utilize our NOL carryforwards is primarily dependent upon our ability to generate sufficient taxable income. Our management believes the federal NOL carryforwards are more likely than not to be recovered and therefore currently require no valuation allowance. At December 31, 2015, $60 million of the state NOL carryforwards have been offset by a valuation allowance because we do not believe these NOLs will more likely than not be realized in the future, and we have, in the past, been unable to utilize certain of our NOLs. The establishment or increase of a valuation allowance in the future would reduce our deferred income tax assets and our net income.

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

Our total assets include $1.3 billion of goodwill at December 31, 2015. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003, the acquisition of E’Town Corporation by a predecessor to our previous owner in 2001, and the acquisition of Keystone, which was completed in July 2015. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, we have taken significant non-cash charges to operating results for goodwill impairments in the past.

We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance or the performance of an acquired business. These market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that compares unfavorably to our peer companies, decreases in control premiums, or, with respect to Keystone, fluctuations in the level of exploration and production activities in the Marcellus and Utica shale regions served by Keystone, a prolonged depression of natural gas prices or other factors that negatively impact our forecast operating results, cash flows or key assumptions in the future. A decline in the results forecasted in our business plan due to events such as changes in rate case results, capital investment budgets or interest rates, could also result in an impairment charge. Recognition of impairments of goodwill would result in a charge to income in the period in which the impairment occurred, which may negatively affect our financial condition, results of operations and total capitalization. The effects of any such impairment could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

Market conditions may impact the value of benefit plan assets and liabilities, as well as assumptions related to the benefit plans, which may require us to provide significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. The value of these assets is subject to market fluctuations, which may cause investment returns to fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets can increase the funding requirements under our pension and postretirement benefit plans. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. If interest rates decrease, our liabilities would increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, such as increases in life expectancy assumptions and increasing trends in health care costs may also increase our funding requirements. Future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, in which case our results of operations and financial position could be negatively affected.

In addition, market factors can affect assumptions we use in determining funding requirements with respect to our pension and postretirement plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could be materially increased, which could adversely affect our financial position, results of operations and cash flows.

Additional Risks Related to Our Market-Based Businesses

We (excluding our regulated subsidiaries) provide performance guarantees with respect to certain obligations of our Market-Based Businesses, including financial guarantees or deposits, to our public-sector and public clients, which may seek to enforce the guarantees if our Market-Based Businesses do not satisfy these obligations.

Under the terms of some of our agreements for the provision of services to water and wastewater facilities with municipalities, other governmental entities and other customers, American Water (excluding our regulated subsidiaries) provides guarantees of specified performance obligations of our Market-Based Businesses, including financial guarantees or deposits. In the event our Market-Based Businesses fail to perform these obligations, the entity holding the guarantees may seek to enforce the performance commitments against us or proceed against the deposit. In that event, our financial condition, results of operations, cash flows, and liquidity could be adversely affected.

At December 31, 2015, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $3.6 billion and this amount is likely to increase if our Market-Based Businesses expand. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.

American Water Enterprises’ long-term contracts with the Department of Defense may be terminated for the convenience of the U.S. Government and are subject to periodic contract price redetermination.

All of our contracts with the Department of Defense for the operation and maintenance of water and wastewater systems may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. Government or as a result of default or non-performance by the subsidiary performing the contract. In addition, the contract price for each of these military contracts is typically subject to redetermination two years after commencement of operations and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions. Any early contract termination or unfavorable price redetermination could adversely affect our financial condition, results of operations and cash flows.

American Water Enterprises operates a number of water and wastewater systems under O&M contracts and faces the risk that the owners of those systems may fail to provide capital to properly maintain those systems, which may negatively affect American Water Enterprises as the operators of the systems.

American Water Enterprises operates a number of water and wastewater systems under O&M contracts. Pursuant to these contracts, American Water Enterprises operates the system according to the standards set forth in the applicable contract, and it is generally the responsibility of the owner of the system to undertake capital improvements. In some cases, American Water Enterprises may not be able to convince the owner to make needed improvements in order to maintain compliance with applicable regulations. Although violations and fines incurred by water and wastewater systems may be the responsibility of the owner of the system under these contracts, those non-compliance events may reflect poorly on American Water Enterprises as the operator of the system and us, and damage our reputation, and in some cases, may result in liability to us to the same extent as if we were the owner.

Our Market-Based Businesses are party to long-term contracts to operate and maintain water and wastewater systems under which we may incur costs in excess of payments received.

Some of our Market-Based Businesses enter into long-term contracts under which they agree to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities, which includes specified major maintenance for some of those facilities, in exchange for an annual fee. These Market-Based Businesses are generally subject to the risk that costs associated with operating and maintaining the facilities, including production costs such as purchased water, electricity, fuel and chemicals used in water treatment, may exceed the fees received from the municipality or other contracting party. Losses under these contracts or guarantees may adversely affect our financial condition, results of operations, cash flows and liquidity.

Keystone’s operations may expose us to substantial costs and liabilities with respect to environmental laws and matters.

Keystone’s operations, and the operation generally of natural gas and oil exploration and production facilities by Keystone’s customers, are subject to stringent federal, state and local laws, rules, regulations and ordinances governing the release of materials into the environment or otherwise relating to environmental protection. These provisions may require the acquisition by Keystone of permits or licenses before providing its services to customers, prohibit the release of substances defined thereunder as hazardous in connection with these activities, and impose substantial liabilities for the violation thereof that may result from these operations. Failure to comply with these laws, rules, regulations and ordinances may result in substantial environmental remediation and other costs to Keystone, the assessment of administrative, civil and criminal penalties or the issuance of injunctions restricting or prohibiting certain activities. Under existing environmental laws and regulations, Keystone could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether the release resulted from its operations, or whether its operations were in compliance with all applicable laws at the time they were performed. While the Company has attempted to structure and maintain its ownership and control of Keystone’s operations in such a way as to insulate the Company, its regulated subsidiaries and its Market-Based Businesses from any liabilities associated with Keystone’s operations, including liabilities for environmental matters, there can be no assurance that such efforts will be sufficient to prevent the Company from incurring liability for the operations of Keystone.

Changes in environmental laws and regulations occur frequently, and any changes to these or other laws governing the natural gas and oil exploration industry that result in more stringent or costly water or wastewater handling, storage, transport, disposal or cleanup requirements could require Keystone to make significant expenditures to maintain compliance with such requirements, may harm Keystone’s business and results of operations by reducing the demand for Keystone’s water and related services, and may otherwise have a material adverse effect on Keystone’s competitive position, financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our properties consist of transmission, distribution and collection pipes, water and wastewater treatment plants, pumping wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, software rights and other facilities and equipment. Our properties are used for the operation of our systems, including the collection, treatment, storage and distribution of water, and the collection and treatment of wastewater. Substantially all of our properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of our mortgage bonds. We lease our corporate offices, equipment and furniture, located in Voorhees, New Jersey from certain of our wholly-owned subsidiaries. These properties are utilized by our directors, officers and staff in the conduct of the business.

The properties of our Regulated Businesses segment primarily include 81 dams and 81 surface water treatment plants along with approximately 500 groundwater treatment plants, 1,100 groundwater wells, 100 wastewater treatment facilities, 1,200 treated water storage facilities, 1,400 pumping stations, and 49,000 miles of mains and collection pipes. We have ongoing infrastructure renewal programs in all states in which our Regulated Businesses segment operate. These programs consist of both rehabilitation of existing mains and other equipment and replacement of mains and other equipment that are damaged or have reached, or are near, the end of their useful service lives. The properties of our Market-Based Businesses consist mainly of office furniture and IT equipment and are primarily located in New Jersey. Approximately 51% of all properties that we own are located in New Jersey and Pennsylvania.

We maintain property insurance against loss or damage to our properties by fire or other perils, subject to certain exceptions. For insured losses, we are self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained.

We believe that our properties are generally maintained in good operating condition and in accordance with current standards of good water and wastewater industry practice.

ITEM 3.	LEGAL PROCEEDINGS

Alternative Water Supply in Lieu of Carmel River Diversions

In 1995, the California State Water Resources Control Board issued an administrative order (the “1995 Order”) requiring Cal Am to implement an alternative water supply in lieu of diversions from the Carmel River. In response to claims that Cal Am had not diligently pursued establishing an alternative water supply as required by the 1995 Order, the State Water Resources Control Board adopted the 2009 Order, finding that Cal Am had not sufficiently implemented actions to terminate its unpermitted diversions from the Carmel River as required by the 1995 Order. The 2009 Order requires, among other things, that Cal Am significantly decrease its yearly diversions from the Carmel River according to a set reduction schedule through December 31, 2016, at which point all unpermitted diversions must end. Failure to effect the decrease in diversions mandated by the 2009 Order could result in substantial penalties.

In December 2010, the CPUC approved the Regional Desalination Project (the “RDP”), involving the construction of a desalination facility in the City of Marina, north of Monterey. The RDP was to be implemented through a Water Purchase Agreement and ancillary agreements (collectively, the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and Cal Am. The RDP was intended to eliminate unauthorized diversions from the Carmel River as required under the 1995 Order and the 2009 Order, in addition to other obligations.

The RDP was subject to delay due to, among other things, funding delays and investigations and inquiries initiated by public authorities relating to an alleged conflict of interest concerning a former member of the MCWRA Board of Directors (the “Former Director”). In July 2011, MCWRA advised MCWD and Cal Am that the Agreements were void as a result of the conduct of the Former Director. On September 28, 2011, Cal Am terminated the Agreements as a result of MCWRA’s anticipatory repudiation of the Agreements by stating they were void. Following unsuccessful mediation efforts, Cal Am publicly announced that it had withdrawn support of the RDP. In July 2012, the CPUC closed the proceedings relating to the RDP and stated that it would examine the recoverability of costs related to the RDP in other proceedings.

In December 2012, Cal Am, MCWRA and the County of Monterey entered into a settlement agreement under which Cal Am will forgive approximately $1.9 million loaned by Cal Am under the Agreements, and Cal Am will make additional payments of up to approximately $1.5 million to MCWRA. On April 15, 2015, the CPUC issued a final decision approving, in part, the settlement agreement by authorizing Cal Am’s recovery of $1.9 million of costs advanced to MCWRA. The CPUC denied without prejudice the recovery of approximately $765 thousand due to insufficient information for the CPUC to determine the reasonableness of such amount. Cal Am may file another application for recovery at a future date. On April 17, 2015, MCWD filed an application with the CPUC for a rehearing of the settlement approval, which was denied on October 22, 2015. On November 20, 2015, MCWD filed with the California Supreme Court a petition for writ of review of the CPUC approval and the order denying MCWD’s rehearing application.

In October 2012, Cal Am filed a Complaint for Declaratory Relief (the “2012 Complaint for Declaratory Relief”) in the Monterey County Superior Court (subsequently transferred to the San Francisco County Superior Court) against MCWRA and MCWD, seeking a determination by the court as to whether the Agreements are void as a result of the Former Director’s alleged conflict of interest, or remained valid. On June 1, 2015, the court entered its final judgment declaring that four of the five Agreements are void and one, the credit line agreement, is not void (the “Void Judgment”). On June 30, 2015, MCWD filed its notice of appeal of the Void Judgment. The court awarded Cal Am approximately $1.4 million in costs and attorneys’ fees in connection with the 2012 Complaint for Declaratory Relief. Appeals of these awards remain pending.

On July 1, 2015, Cal Am and MCWRA filed a Complaint, subsequently amended on July 17, 2015 (the “Cal Am Complaint”) in San Francisco County Superior Court, against MCWD and RMC Water and Environment, a private engineering consulting firm (“RMC”), seeking to recover compensatory, consequential and incidental damages associated with the failure of the RDP, which have been alleged in the Cal Am Complaint to be in excess of $10.0 million, as well as punitive and treble damages, statutory penalties and attorneys’ fees. On July 30, 2015, MCWD filed a Complaint (the “MCWD 2015 Complaint”) in San Francisco County Superior Court against Cal Am, MCWRA and certain unidentified individual defendants. MCWD is seeking to recover compensatory damages associated with the failure of the RDP in an amount to be proven at trial, which have been alleged in the MCWD 2015 Complaint to be at least $18.0 million, as well as exemplary damages and attorneys’ fees. On August 12, 2015, RMC filed a Complaint for Damages (the “RMC Complaint,” and, together with the Cal Am Complaint and the MCWD 2015 Complaint, collectively, the “Damages Actions”) in San Francisco County Superior Court against Cal Am and MCWRA seeking to recover damages associated with the failure of the RDP of at least $697 thousand, plus an unspecified amount of punitive damages against Cal Am. On December 16, 2015, the court issued an order granting a motion by RMC to consolidate the Damages Actions and a motion by MCWD to stay the Damages Actions pending the resolution of the appeal of the Void Judgment.

In April 2012, Cal Am filed an application with the CPUC for approval of the Monterey Peninsula Water Supply Project (the “Water Supply Project”). The Water Supply Project involves construction of a desalination plant, owned by Cal Am, intended to reduce water diversions from the Carmel River. In addition, the Water Supply Project may include Cal Am’s purchase of water from a groundwater replenishment project (the “GWR Project”) between the Monterey Regional Water Pollution Control Agency (“MRWPCA”) and the Monterey Peninsula Water Management District (“MPWMD”). The desalination plant size is expected to vary depending on whether the GWR Project is included. Without the GWR Project included, a 9.6 million gallon per day (“mgd”) plant size is proposed, and with the GWR Project included, a 6.4 mgd plant size is proposed. The Water Supply Project also would involve aquifer storage and recovery through an existing aquifer storage and recovery program between Cal Am and the MPWMD.

In July 2013, Cal Am entered into a settlement agreement with 15 other parties that have intervened in the CPUC proceedings with respect to the Water Supply Project, including several Monterey County government entities, the Office of Ratepayer Advocates of the CPUC and several interest groups (the “WSP Settlement”). Under the WSP Settlement, the parties have agreed on several matters relating to the Water Supply Project. The WSP Settlement is subject to the pending approval of the CPUC.

A preliminary step to building the Water Supply Project desalination plant is the construction and operation of a test slant well, as well as monitoring well clusters, to confirm the suitability of the property on which permanent intake wells will be located to draw water from under Monterey Bay. The site of the test slant well is on a property owned by one or more affiliates of Cemex, Inc. (collectively, “Cemex”). Cal Am and Cemex have entered into an agreement under which Cal Am acquired a temporary investigative easement to construct and operate the test slant well and a four year option to purchase a permanent easement for construction and operation of slant wells and related pipelines for the Water Supply Project on portions of the Cemex property when the final configuration of the new wells are approved by the California Coastal Commission (the “Coastal Commission”).

In November 2014, the Coastal Commission approved a coastal development permit for the test slant well on the Cemex property and a second coastal development permit, enabling Cal Am to construct the portion of the test slant well that will be under state lands (beneath the ocean floor), provided that Cal Am acquires a lease from the California State Lands Commission (the “State Lands Commission”), which owns the state lands. The State Lands Commission executed the required lease on January 22, 2015. On October 6, 2015, the Coastal Commission approved an amendment to Cal Am’s permits to operate the test slant well on the Cemex property.

In December 2014, each of MCWD and the Ag Land Trust, an agricultural land conservancy, filed petitions (collectively, the “Test Slant Well Petitions”) against the Coastal Commission and Cal Am, which were ultimately transferred to the jurisdiction of the Santa Cruz County Superior Court. These petitions sought, among other things, a peremptory writ of mandate commanding the Coastal Commission to vacate its decision to approve the coastal development permit relating to the Cemex property, and a permanent injunction restraining Cal Am and the Coastal Commission from taking any action to implement the test slant well project, pending full compliance with the California Environmental Quality Act (“CEQA”) and the California Coastal Act (the “Coastal Act”). After a trial on the merits, the court denied the Test Slant Well Petitions in their entirety. MCWD has appealed this decision, which appeal remains pending.

On January 15, 2015, MCWD filed a Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief in Santa Cruz County Superior Court against the State Lands Commission and Cal Am (the “January 2015 Petition”), seeking relief similar to that sought in its Test Slant Well Petition. On October 1, 2015, pursuant to a stipulation among the parties, the court entered an order staying a hearing on the January 2015 Petition until the appeal regarding the denial of MCWD’s Test Slant Well Petition is resolved.

On November 5, 2015, MCWD filed a Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the Coastal Commission and Cal Am challenging the October 6, 2015 amendment by the Coastal Commission of the permits to operate the test slant well and seeking the issuance of an injunction against further test well pumping until this petition is resolved. This proceeding remains pending.

In addition to the foregoing matters, Cal Am’s ability to move forward on the Water Supply Project is subject to extensive administrative review by the CPUC, review by other government agencies of necessary permit applications, and intervention from other parties, including some that are not participants in the WSP Settlement. On August 19, 2015, the statutory deadline for resolving the application related to the Water Supply Project was extended to December 31, 2016 and a procedural schedule was subsequently approved calling for evidentiary hearings to be held in April 2016, with CPUC action on the GWR Project anticipated to occur as early as August 2016. On January 22, 2016, Cal Am submitted testimony that it had reached substantial completion of a water purchase agreement with MRWPCA and MPWMD for the GWR Project, which if approved by the CPUC would result in the smaller plant size of 6.4 mgd. Based on the foregoing, Cal Am estimates that the earliest date by which the Water Supply Project desalination plant could be completed is sometime in 2018. There can be no assurance that Cal Am’s application for the Water Supply Project will be approved or that the Water Supply Project will be completed on a timely basis, if ever.

The projected completion date of the Water Supply Project is beyond the December 31, 2016 deadline for Cal Am to terminate unpermitted diversions from the Carmel River, and Cal Am does not expect to have sufficient other alternative sources of water available by the December 31, 2016 deadline. As a result, on November 20, 2015, Cal Am, along with several Monterey County government agencies, filed an application with the State Water Resources Control Board to modify the 2009 Order to extend the deadline for compliance to December 31, 2020. There can be no assurance that the deadline will be extended or that Cal Am will be able to comply with the diversion reduction requirements and other remaining requirements under the 2009 Order or that any such compliance will not result in material additional costs or obligations to us. While Cal Am believes that its discussions with the State Water Resources Control Board staff have been constructive, there can be no assurance that the deadline will be extended.

Overflow of Diesel Fuel Tank

On March 2, 2015, Virginia-American Water Company (“VAWC”) - Hopewell District had an overflow of a diesel fuel day tank at its low lift pump station located along the Appomattox River in Hopewell, Virginia. Approximately 500 gallons of diesel fuel overflowed the day tank and onto the ground and a portion of the fuel ultimately entered the river. VAWC notified first responders and retained Clean Harbors, an emergency response company, to control the overflow area and perform clean-up at the site and in the river. On March 4, 2015, the EPA issued an Emergency Removal/Response Administrative Order directing the performance by VAWC of removal actions to mitigate the release. VAWC and Clean Harbors conducted removal efforts under the order subject to oversight by the EPA and the Virginia Department of Environmental Quality (“VDEQ”), and on May 11, 2015, the EPA issued a notice of completion of the work required under the order. VAWC also has received and responded to a request from the EPA for information regarding the overflow of the diesel fuel tank.

On April 1, 2015, VDEQ issued a Notice of Violation (“NOV”) alleging violations arising from this incident without providing a specific fine or penalty amount. The NOV also alleged violations relating to discharges of chlorinated water into the river that were identified during the course of the response to the Hopewell diesel overflow. VAWC has taken steps to prevent any potential for such discharges going forward. In the second quarter of 2015, VDEQ issued to VAWC a consent order and assessed a civil charge of approximately $20 thousand with respect to this matter. VAWC has signed the consent order and paid the civil charge.

West Virginia Elk River Freedom Industries Chemical Spill

On January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances, 4-methylcyclohexane methanol, or MCHM, and PPH/DiPPH, a mix of polyglycol ethers, into the Elk River near the WVAWC treatment plant intake in Charleston, West Virginia. After having been alerted to the leak of MCHM by the West Virginia Department of Environmental Protection (“DEP”), WVAWC took immediate steps to gather more information about MCHM, augment its treatment process as a precaution, and begin consultations with federal, state and local public health officials. As soon as possible after it was determined that the augmented treatment process would not fully remove the MCHM, a joint decision was reached in consultation with the West Virginia Bureau for Public Health to issue a “Do Not Use” order for all of its approximately 93,000 customer accounts in parts of nine West Virginia counties served by the Charleston treatment plant. The order addressed the use of water for drinking, cooking, washing and bathing, but did not affect continued use of water for sanitation and fire protection. Over the next several days, WVAWC and an interagency team of state and federal officials engaged in extensive sampling and testing to determine if levels of MCHM were below one part per million (1 ppm), a level that the U.S. Centers for Disease Control and Prevention (“CDC”) and EPA indicated would be protective of public health. Beginning on January 13, 2014, based on the results of the continued testing, the Do Not Use order was lifted in stages to help ensure the water system was not overwhelmed by excessive demand, which could have caused additional water quality and service issues. By January 18, 2014, none of WVAWC’s customers were subject to the Do Not Use order, although CDC guidance suggesting that pregnant women avoid consuming the water until the chemicals were at non-detectable levels remained in place. In addition, based on saved samples taken on or before January 18, 2014, PPH/DiPPH was no longer detected in the water supply as of January 18, 2014. On February 21, 2014, WVAWC announced that all points of testing throughout its water distribution system indicated that levels of MCHM were below 10 parts per billion (10 ppb). The interagency team established 10 ppb as the “non-detect” level of MCHM in the water distribution system based on the measurement capabilities of the multiple laboratories used. WVAWC continued to work with laboratories to test down to below 2 ppb of MCHM and announced on March 3, 2014, that it had cleared the system to below this level.

To date, there are 68 pending cases against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties. Fifty-three of the state court cases naming WVAWC, and one case naming both WVAWC and American Water Works Service Company, Inc. (“AWWSC,” and together with WVAWC and the Company, the “American Water Defendants”) were removed to the United States District Court for the Southern District of West Virginia. On December 17, 2015, the federal district court entered orders remanding 52 of the previously removed cases back to the West Virginia Circuit Courts for further proceedings (two of the previously removed cases had been dismissed in the interim). Following that order, seven additional cases were filed against WVAWC in West Virginia Circuit Courts in Kanawha and Putnam counties with respect to this matter. On January 28, 2016, all of the state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings.

Four of the cases pending before the federal district court were consolidated for purposes of discovery, and an amended consolidated class action complaint for those cases (the “Federal action”) was filed on December 9, 2014 by several plaintiffs who allegedly suffered economic losses, loss of use of property and tap water or other specified adverse consequences as a result of the Freedom Industries spill, on behalf of a purported class of all persons and businesses supplied with, using, or exposed to water contaminated with Crude MCHM and provided by WVAWC in Logan, Clay, Lincoln, Roane, Jackson, Boone, Putnam, and Kanawha Counties and the Culloden area of Cabell County, West Virginia as of January 9, 2014. The amended consolidated complaint names several individuals and corporate entities as defendants, including the American Water Defendants. The plaintiffs seek unspecified damages for alleged business or economic losses; unspecified damages or a mechanism for recovery to address a variety of alleged costs, loss of use of property, personal injury and other consequences allegedly suffered by purported class members; punitive damages and certain additional relief, including the establishment of a medical monitoring program to protect the purported class members from an alleged increased risk of contracting serious latent disease.

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

On July 6, 2015, the plaintiffs in the Federal action filed a motion seeking certification of a class defined to include persons who resided in dwellings served by WVAWC’s Kanawha Valley Treatment Plant (“KVTP”) on January 9, 2014, persons who owned businesses served by the KVTP on January 9, 2014, and hourly employees who worked for such businesses. The plaintiffs sought a class-wide determination of liability against the American Water Defendants, among others, and of damages to the three groups of plaintiffs as a result of the “Do Not Use” order issued after the Freedom Industries spill.

A court-directed mediation was held at the end of September 2015 with the assistance of private mediators. Representatives of the American Water Defendants, Eastman Chemical, the Federal action plaintiffs, and the plaintiffs in the 53 state court cases as to which removal to Federal court had been sought, as well as insurance carriers for certain of the defendants, participated in the mediation. No resolution was reached and no further mediation discussions have been scheduled to date.

On October 8, 2015, the court in the Federal action granted in part and denied in part the plaintiffs’ class certification motion. The court certified a class addressing the alleged fault of Eastman Chemical for tort claims and the alleged fault of the American Water Defendants for tort and breach of contract claims, as well as the comparative fault of Freedom Industries. However, the court granted the joint motion by defendants to exclude certain expert testimony, disallowing the testimony of plaintiffs’ economic damages experts, and denied class certification as to any damages, including punitive damages. Thus, determination or quantification of damages, if any, would be made in subsequent proceedings on an individual basis.

On December 17, 2015, the court in the Federal action entered a scheduling order that provides for the trial on class issues to begin in July 2016. During the first week of January 2016, three additional cases were filed against one or more of the American Water Defendants, as well as others, in the U.S. District Court for the Southern District of West Virginia with respect to this matter.

Additionally, investigations with respect to the matter have been initiated by the Chemical Safety Board, the U.S. Attorney’s Office for the Southern District of West Virginia, the West Virginia Attorney General, and the Public Service Commission of West Virginia (the “PSC”). As a result of the U.S. Attorney’s Office investigation, Freedom Industries and six former Freedom Industries employees (three of whom also were former owners of Freedom Industries), pled guilty to violations of the federal Clean Water Act.

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

The Company, WVAWC and the other Company-affiliated entities named in any of the lawsuits believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries spill and the Company, WVAWC and other Company-affiliated entities named in any of the lawsuits have valid, meritorious defenses to the lawsuits. The Company, WVAWC and the other Company affiliated entities intend to vigorously contest the lawsuits. Nevertheless, an adverse outcome in one or more of the lawsuits could have a material adverse effect on the Company's financial condition, results of operations, cash flows, liquidity and reputation. Moreover, WVAWC and the Company are unable to predict the outcome of these lawsuits, the ongoing government investigations or any legislative initiatives that might affect water utility operations.

On May 6, 2015, the Company received a pre-litigation demand letter from a purported stockholder seeking to have the Company’s Board of Directors, among other things, commence litigation against any and all persons and entities responsible for matters relating to the Freedom Industries chemical spill, including the Company’s officers and directors. A special committee of the Board of Directors of the Company, comprised of independent directors, investigated the claims made in the demand letter (and similar claims) with the special committee’s legal advisor. After completing its investigation, the special committee concluded that the stockholder’s claims were without merit and recommended to the Board of Directors that it was not in the best interests of the Company or its stockholders to pursue the demanded litigation. The Board of Directors reviewed the information considered by the special committee, and after careful consideration, accepted the recommendations of the special committee.

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

Since April 23, 2008, our common stock has traded on the NYSE under the symbol “AWK.” The following table summarizes the per share range of the high and low closing and intraday sales prices of our common stock as reported on the NYSE and the per share cash dividends paid and declared for the years ended December 31, 2015 and 2014:

						Per Share
	Closing Market Prices		Intraday Market Prices		Per Share	Dividends
2015	High	Low	High	Low	Dividends Paid	Declared
Fourth Quarter	$60.61	$55.27	$61.20	$54.62	$0.34	$0.68
Third Quarter	55.08	49.17	55.63	48.52	0.34	0.34
Second Quarter	55.45	48.63	55.67	48.36	0.34	0.34
First Quarter	57.36	52.19	57.48	51.84	0.31	—

						Per Share
	Closing Market Prices		Intraday Market Prices		Per Share	Dividends
2014	High	Low	High	Low	Dividends Paid	Declared
Fourth Quarter	$55.86	$47.92	$56.19	$47.58	$0.31	$0.31
Third Quarter	50.61	46.41	50.71	45.98	0.31	0.62
Second Quarter	49.45	45.16	49.50	44.86	0.31	0.31
First Quarter	45.56	41.16	45.86	41.07	0.28	—

As of February 19, 2016, there were 178,008,765 shares of common stock outstanding and approximately 2,345 record holders of common stock. Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Board of Directors. When dividends on common stock are declared, they are typically paid in March, June, September and December. Future dividends are not guaranteed by the Company and will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

In February 2015, the Board of Directors authorized an anti-dilutive common stock repurchase program to mitigate the dilutive effect of shares issued through our dividend reinvestment, employee stock purchase and executive compensation activities. The program allows us to purchase up to 10 million shares of our outstanding common stock over an unrestricted period of time in the open market or through privately negotiated transactions. The program is conducted in accordance with Rule 10b-18 of the Exchange Act, and to facilitate these repurchases, we have entered into a Rule 10b5-1 share repurchase plan with a third party broker, which allows us to repurchase shares at times when we may otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Subject to applicable regulations, we may elect to amend or cancel the program or share repurchase parameters at our discretion to manage dilution.

The following table provides a summary of information about the shares of common stock we purchased during the three months ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 - October 31, 2015	186,500	$57.22	186,500	9,063,500
November 1 - November 30, 2015	170,254	56.94	170,254	8,893,246
December 1 - December 31, 2015	1,143,246	58.24	1,143,246	7,750,000
Total	1,500,000	57.45	1,500,000
(a)

From April 1, 2015, the date our repurchases under the program commenced, through December 31, 2015, we purchased an aggregate of 2,250,000 shares under our anti-dilutive common stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Statement of Operations Data
Operating revenues	$3,159	$3,011	$2,879	$2,854	$2,642
Income from continuing operations	$476	$430	$371	$374	$303
Income from continuing operations per basic common share	$2.66	$2.40	$2.08	$2.12	$1.73
Income from continuing operations per diluted common share	$2.64	$2.39	$2.07	$2.10	$1.72
Balance Sheet Data
Total assets (a) (b)	$17,241	$16,038	$15,064	$14,713	$14,771
Short-term and long-term debt (a)	$6,543	$5,936	$5,850	$5,569	$5,877
Redeemable preferred stock (c)	$13	$17	$19	$21	$22
Other Data
Aggregate dividends declared per common share (d)	$1.36	$1.24	$1.12	$0.98	$1.13
Cash flows provided by operating activities	$1,179	$1,097	$896	$956	$808
Capital expenditures included in cash flows used in investing activities	$(1,160)	$(956)	$(980)	$(929)	$(925)
(a)

This information has been revised to reflect the retrospective application of Accounting Standard Update 2015-15 Presentation of Debt Issuance Costs, which was adopted by the Company as of December 31, 2015.

(b)	This information has been revised to reflect the retrospective application of Accounting Standard Update 2015-17 Income Taxes, which was adopted by the Company as of December 31, 2015.
(c)	Includes the current portion of redeemable preferred stock, which is included in current portion of long-term debt in the Consolidated Balance Sheets.
(d)	Included in 2011 was a change in the timing of dividend declarations. As a result, five dividend declarations were made during 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Forward-Looking Statements,” Item 1A—Risk Factors and elsewhere in this Form 10-K.

Executive Overview

American Water is the largest and most geographically diverse investor-owned publicly-traded water and wastewater utility company in the United States, as measured both by operating revenues and population served. We employ approximately 6,700 professionals who provide drinking water, wastewater and other related services to an estimated 15 million people in 47 states, the District of Columbia and Ontario, Canada. Our primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public and other customers. Our Regulated Businesses that provide these services are generally subject to economic regulation by state regulatory agencies in the states in which they operate. The federal government and the states also regulate environmental, health and safety and water quality matters. Our Regulated Businesses provide services in 16 states and serve approximately 3.3 million customers based on the number of active service connections to our water and wastewater networks. We also operate several businesses that provide a broad range of related and complementary water and wastewater services in non-regulated markets, which includes four operating segments that individually do not meet the criteria of a reportable segment in accordance with GAAP. These four non-reportable operating segments are collectively presented as our Market-Based Businesses, which is consistent with how management assesses the results of these businesses.

2015 Strategic Focus & Achievements

For 2015, our focus was anchored on five central strategic themes:

•	Customers – Our customers are at the center of everything we do.
•

In 2015, we achieved customer satisfaction ratings of 91% and service quality ratings of 85%. In addition, we continued to make needed infrastructure investment while implementing operational efficiency improvements to keep customer rates affordable.

•	Safety – The health and safety of our employees, customers and the public is both a strategy and a value.
•

In 2015, we continued to move our safety culture forward. We implemented a “near miss” reporting program designed for accident prevention and risk education. In addition, our vendors joined us in numerous safety fairs demonstrating options available for protective equipment used across our business.

•	People – Our employees and culture are paramount to our success.
•

In 2015, we demonstrated our commitment to employees by providing safety and technical training throughout our organization. We also provided business leadership training to virtually all of our front line supervisors across the company.

•	Growth – We invested $1.4 billion in 2015; a record level of annual investment, including:
•	$1.2 billion to improve infrastructure in our Regulated Businesses;
•	$64 million for regulated acquisitions, adding approximately 24,000 water and wastewater customers; and
•	$133 million for the Keystone acquisition.
•	Technology and Operational Efficiency – We drove continued cost savings in our regulated businesses.
•	We achieved an adjusted O&M efficiency ratio (a non-GAAP measure) of 35.9% in 2015.

2015 Financial Results

For the year ended December 31, 2015, we grew income from continuing operations more than 10%, while making capital investment in our infrastructure and implementing operational efficiency improvements to keep customer rates affordable.

	2015	2014	2013
Income from continuing operations	$2.64	$2.39	$2.07
Loss from discontinued operations, net of tax	$—	$(0.04)	$(0.01)
Diluted earnings per share	$2.64	$2.35	$2.06

Income from continuing operations increased 25 cents per diluted share for year ended December 31, 2015 compared to the prior year. Excluding the 2014 costs related to the Freedom Industries chemical spill in West Virginia of 4 cents per diluted share, income from continuing operations increased 21 cents per diluted share, or about 8.8%. The increase was mainly due to continued growth in both our Regulated Businesses segment and Market-Based Businesses.

Discontinued operations represents the 2014 sale of our Terratec line of business, which was part of our Market-Based Businesses. The loss from discontinued operations, net of tax, reflected in the 2014 financial results includes the loss on the sale, an income tax valuation allowance and the 2014 operating results of the entity prior to the sale.

See “Comparison of Consolidated Results of Operations” and “Segment Results” below for further detailed discussion of the consolidated results of operations, as well as our business segments. All financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects continuing operations, unless otherwise noted. See Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for further details on our discontinued operations.

Regulatory Matters

The table below provides rate authorizations effective from 2013 through 2015. The table depicts annualized incremental revenues assuming a constant water sales volume:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
General rate cases by state
Pennsylvania (a)	$—	$—	$26
New Jersey (b)	22	—	—
Kentucky (c)	—	—	7
Indiana (d)	5	—	—
California (e)	5	2	3
West Virginia (f)	—	—	9
Iowa (g)	—	4	—
Other	1	—	—
Total General rate cases	$33	$6	$45
(a)	On December 19, 2013, a rate case settlement was approved with an effective date of January 1, 2014.
(b)	Final order was received on September 11, 2015 with new rates effective September 21, 2015.
(c)	Final order was received on October 25, 2013 with rates effective July 27, 2013.
(d)	Final order issued on January 28, 2015 with new rates effective January 29, 2015.
(e)

Final order for test year 2015 issued April 9, 2015 with rates effective to January 1, 2015. The 2014 and 2013 increases are from step rate and attrition year filings with rates effective on April 1, 2014 and April 1, 2013, respectively.

(f)	Final order issued on September 26, 2013 by the West Virginia Public Service Commission. New rates were put into effect October 11, 2013.
(g)	Effective date of new rates was April 18, 2014. The increase included approximately $3 million of interim rates that were effective May 10, 2013.

On April 30, 2015, our West Virginia subsidiary filed a general rate case requesting $36 million in additional annualized water and wastewater revenues. On July 31, 2015, our Missouri subsidiary filed a general rate case requesting $25 million in additional annualized revenue. Lastly, on October 30, 2015 our Virginia subsidiary filed a general rate case requesting $9 of additional annualized revenue.

In July 2015, Cal Am filed an application with the CPUC to request changes to the present rate design and the emergency conservation and rationing plan for water customers in certain areas within its Monterey County service district. If approved, the proposed changes would allow: (i) recovery of existing under-collections of the net water revenue adjustment mechanism/modified cost balancing account (“WRAM/MCBA”) balance, amounting to approximately $51 million as of December 31, 2015, over 20 years earning a pretax rate of 8.41%; (ii) an annual consumption true-up mechanism and rate design that provide for more timely collection of the cost of service; and (iii) modification of existing conservation and rationing plans. On November 4, 2015, Cal Am received an Assigned Commissioner’s Scoping Memo and Ruling (“Memo”) related to our WRAM filing. The Memo called for the suspension of the WRAM surcharges related to 2013 and 2014 under-collections and required Cal Am to retain an independent accounting firm to verify the actual customer water usage and billed revenue for the Monterey County service district for years ended December 31, 2013 and 2014. The results of the auditors verification was filed with the CPUC in January 2016. On February 1, 2016, Cal Am filed a motion with the CPUC to restart the surcharge collections for 2013 and 2014.

On February 16, 2016, the Commission’s Office of Ratepayer Advocates (“ORA”) issued a report on Cal Am’s requests to address Monterey rate design and the historical WRAM balances. The ORA recommends a disallowance of $17 million of the Monterey WRAM balance and also recommends that the amortization occur over five years with no interest. Additionally, the ORA recommends the CPUC deny Cal Am's request for annual consumption true up pilot program. We are in the process of reviewing the ORA proposal and will submit our response on March 4, 2016; however, we do not believe that the ORA proposals have merit. We expect a CPUC decision in mid to late 2016.

On December 30, 2015, our Indiana subsidiary filed a rate case true-up for additional annualized revenues in the amount of $2 million which were authorized and effective on January 29, 2016. On January 21, 2016, our Illinois subsidiary filed a general rate case requesting an additional $40 million in annualized revenues. On January 29, 2016, our Kentucky subsidiary filed a general rate case requesting an additional $14 million in annualized water revenues. On February 1, 2016, Cal Am received approval from the CPUC to extend its cost of capital proceeding for an additional year. As such Cal Am’s current cost of capital will remain in place through 2017.

A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. The following table details additional annualized revenues authorized through infrastructure surcharge mechanisms that were effective from 2013 through 2015:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Infrastructure charges by state
Pennsylvania (a)	$14	$—	$20
New Jersey (b)	9	17	4
Missouri (c)	2	13	8
Indiana (d)	—	—	4
Illinois (e)	6	2	—
New York (f)	1	2	—
Tennessee (g)	2	1	—
Total Infrastructure charges	$34	$35	$36
(a)

Quarterly filings made with PUC in 2015 for $8 million, $4 million and $2 million effective October 1, 2015, July 1, 2015 and April 1, 2015, respectively. No infrastructure charges in 2014 as a result of general rate case effective January 1, 2014 utilized forecasted test year and therefore qualifying infrastructure improvements already reflected in rates. For 2013, $7 million, $4 million, $3 million and $6 million effective October 1, 2013, July 1, 2013, April 1, 2013 and January 1, 2013, respectively.

(b)

Semi-annual filings made with the PUC. For 2015, $9 million effective January 1, 2015. For 2014, $7 million and $10 million effective July 1, 2014 and January 1, 2014, respectively. For 2013, $4 million effective July 1, 2013.

(c)

For 2015, $2 million effective June 27, 2015. For 2014, $9 million and $4 million effective December 31, 2014 and May 30, 2014, respectively. For 2013, $5 million and $3 million effective June 21, 2013 and December 14, 2013, respectively.

(d)	Effective December 18, 2013.
(e)	For 2015, $1 million and $5 million effective February 1, 2015 and January 1, 2015, respectively. For 2014, $2 million effective January 1, 2014.
(f)	For 2015, $1 million effective December 1, 2015. For 2014, $1 million effective January 1, 2014 and March 3, 2014.
(g)	For 2015, $2 million effective June 29, 2015. For 2014, $1 million effective April 15, 2014.

On December 15, 2015, our Pennsylvania subsidiary filed for additional annualized revenues from infrastructure charges in the amount of $11 million which were authorized and effective on January 1, 2016. On December 18, 2015, our Illinois subsidiary filed for additional annualized revenues from infrastructure charges in the amount of $1 million, which were authorized and also effective on January 1, 2016. On January 14, 2016, our Indiana subsidiary filed for additional annualized revenues from infrastructure charges in the amount of $3 million.

As of February 24, 2016, we are awaiting final general rate case orders in five states, requesting additional annualized revenue of $123 million. We are also awaiting approval of $5 million in additional annualized revenues for infrastructure charges. There is no assurance that all or any portion of these requests will be granted.

Technology and Operational Efficiency – Continuing Improvement in O&M Efficiency Ratio for our Regulated Businesses

We continued to improve on our O&M efficiency ratio. Our adjusted O&M efficiency ratio for the year ended December 31, 2015 was 35.9%, compared to 36.7% for the year ended December 31, 2014. The improvement in the 2015 O&M efficiency ratio over this period was attributable to both an increase in revenue and decreases in O&M expenses.

We evaluate our operating performance using this measure because management believes it is a direct measure of the efficiency of our Regulated Businesses’ operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a GAAP financial measure and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report.

Our O&M efficiency ratio is defined as our regulated O&M expenses divided by regulated operating revenues, where both O&M expenses and operating revenues were adjusted to eliminate purchased water expense. Additionally, from the O&M expenses, we excluded the allocable portion of non-O&M support services cost, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M expenses but for consolidated financial reporting purposes are categorized within other line items in the accompanying Consolidated Statements of Operations. In addition, to the standard adjustments to the O&M efficiency ratio for the years ended December 31, 2014 and 2013, we have also excluded from operating revenues and O&M expenses the estimated impact from changes in consumption as a result of weather and the Freedom Industries chemical spill in West Virginia, as applicable. We excluded all the above items from the calculation as we believe such items are not reflective of management’s ability to increase efficiency of the Company’s regulated operations.

The following table provides the calculation and reconciliation that compares O&M expenses and operating revenues, as determined in accordance with GAAP, and to those amounts utilized in the calculation of our adjusted O&M efficiency ratio for the years ended December 31:

	2015	2014	2013
	(In millions)
Total operation and maintenance expenses	$1,404	$1,350	$1,289
Less:
Operation and maintenance expenses—Market-Based Businesses	358	289	241
Operation and maintenance expenses—Other	(49)	(51)	(57)
Total regulated operation and maintenance expenses	1,095	1,112	1,105
Less:
Regulated purchased water expenses	117	122	111
Allocation of non-operation and maintenance expenses	35	39	35
Impact of Freedom Industries chemical spill in West Virginia	—	10	—
Estimated impact of weather (mid-point of range)	—	(2)	(2)
Adjusted regulated operation and maintenance expenses (a)	$943	$943	$961
Total operating revenues	$3,159	$3,011	$2,879
Less:
Operating revenues—Market-Based Businesses	434	355	303
Operating revenues—Other	(18)	(18)	(18)
Total regulated operating revenues	2,743	2,674	2,594
Less:
Regulated purchased water revenues*	117	122	111
Add:
Impact of Freedom Industries chemical spill in West Virginia	—	1	—
Estimated impact of weather (mid-point of range)	—	17	15
Adjusted regulated operating revenues (b)	$2,626	$2,570	$2,498

Adjusted O&M efficiency ratio (a)/(b)	35.9%	36.7%	38.5%

*  Note calculation assumes purchased water revenues approximate purchased water expenses.

2016 and Beyond

Our future results continue to be anchored on the five central themes noted for 2015 with customers at the center of all we do. These five central themes are:

•

Customers. Our focus continues to concentrate on our customers by achieving customer satisfaction and service quality targets. In addition, we will continue to make needed infrastructure investment while implementing operational efficiency improvements to strive to keep customer rates affordable.

•	Safety. Our focus continues on driving safety in everything that we do. Our safety focus includes safety and health of our employees, customers and the public.
•

People. Our focus on our employees and culture is paramount to our success going forward. We intend to also focus on ensuring we have strong relationships with our union represented employees, effective training and development and diversity of our workforce.

•	Growth. We expect to invest $6.4 billion over the next five years, with $1.3 billion in 2016, as follows:
•	Capital investment to improve infrastructure in our Regulated Businesses segment of $5.5 billion, with $1.2 billion expected in 2016;
•	Growth from acquisitions in our Regulated Businesses segment of $600 million to expand our water and wastewater customer base; and
•

Growth in our Market-Based Businesses from new core growth, expanded markets and new offerings, and evaluate potential opportunities to assist the natural gas exploration and production industry in the delivery of water to support their processes. We have estimated strategic capital investments of $280 million.

The chart below presents our estimated percentage of projected capital expenditures over the period of 2016 to 2020 for improving infrastructure in our Regulated Businesses segment by purpose:

•

Technology & Operational Efficiency. Continued commitment to operational efficiency, technology, innovation and environmental leadership. We intend to continue to modernize our infrastructure and focus on operational efficiencies, while bolstering a culture of continuous improvement. We have set a goal to achieve an adjusted O&M efficiency ratio equal to or below 34% by 2020. We are committed to environmental leadership while providing safe, reliable and cost-effective water and water related services to our customers.

Consolidated Results of Operations

The following table presents our consolidated results of operations for the years ended December 31:

	Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
(In millions)					%		%
Operating revenues	$3,159	$3,011	$2,879	$148	4.9	$132	4.6
Operating expenses:
Operation and maintenance	1,404	1,350	1,289	54	4.0	61	4.7
Depreciation and amortization	440	424	407	16	3.8	17	4.2
General taxes	243	236	234	7	3.0	2	0.9
(Gain) loss on asset dispositions and purchases	(3)	(2)	1	(1)	50.0	(3)	(300.0)
Total operating expenses, net	2,084	2,008	1,931	76	3.8	77	4.0
Operating income	1,075	1,003	948	72	7.2	55	5.8
Other income (expenses):
Interest, net	(308)	(299)	(308)	(9)	3.0	9	(2.9)
Loss on extinguishment of debt	—	—	(41)	—	—	41	(100.0)
Other, net	15	6	9	9	150.0	(3)	(33.3)
Total other income (expenses)	(293)	(293)	(340)	—	—	47	(13.8)
Income from continuing operations before income taxes	782	710	608	72	10.1	102	16.8
Provision for income taxes	306	280	237	26	9.3	43	18.1
Income from continuing operations	476	430	371	46	10.7	59	15.9
Loss from discontinued operations, net of tax	—	(7)	(2)	7	(100.0)	(5)	250.0
Net income attributable to common stockholders	$476	$423	$369	$53	12.5	$54	14.6

Comparison of Consolidated Results of Operations

Operating revenues. In 2015, operating revenues increased $148 million, or 4.9%, primarily due to a:

•

$69 million increase in our Regulated Businesses segment primarily due to rate increases, infrastructure charges and increased demand, partially offset by decreased surcharges and balancing accounts in 2015;

•

$53 million increase in our Market-Based Businesses primarily due to incremental revenue from increased construction project activity in our Military Services Group and contract growth in our Homeowners Services Group; and

•	$26 million increase attributable to our Keystone acquisition, which is included in our Market-Based Businesses.

In 2014, consolidated operating revenues increased $132 million, or 4.6%, primarily due to an:

•

$80 million increase in our Regulated Businesses segment primarily due to rate increases, incremental revenues from surcharges and balancing accounts and acquisitions, partially offset by reduced consumption in 2014; and

•

$52 million increase in our Market-Based Businesses primarily due to incremental revenue from increased construction project activity in our Military Services Group and organic growth in our Homeowner Services Group.

Operation and maintenance. In 2015, operation and maintenance expense increased $54 million, or 4.0%, primarily due to a:

•

$45 million increase in our Market-Based Businesses primarily due to incremental costs in our Military Services Group and Homeowner Services Group corresponding with the increases in operating revenues discussed above;

•	$24 million increase attributable to our Keystone acquisition; partially offset by a
•	$17 million decrease in our Regulated Businesses segment primarily due to lower production costs, contract services and transportation costs, partially offset by higher casualty insurance costs.

In 2014, operation and maintenance expense increased $61 million, or 4.7%, primarily due to a:

•

$49 million increase in our Market-Based Businesses primarily due to incremental costs in our Military Services Group and Homeowner Services Group corresponding with the increases in operating revenues discussed above; and

•

$6 million increase in our Regulated Businesses segment primarily due to increased production costs, uncollectible expense, maintenance expenses and costs associated with the Freedom Industries chemical spill in West Virginia partially offset by lower employee-related costs.

Depreciation and amortization. In 2015 and 2014, depreciation and amortization expense increased $16 million and $17 million, or 3.8% and 4.2%, respectively. The increase for both periods was primarily due to additional utility plant placed in service.

Other income (expenses). In 2014, other expenses decreased by $47 million, or 13.8%, primarily due to the recognition of a pre-tax loss on debt extinguishment in 2013 of $41 million in connection with the cash tender offer for our 6.085% Senior Notes due 2017. Also, contributing to the decrease was a reduction in interest expense resulting from interest savings as a result of our 2014 and 2013 refinancings. Partially offsetting these decreases was a reduction in allowance for funds used during construction, which was mainly attributable to our Customer Information and Enterprise Asset Management systems being placed into service in 2013.

Provision for income taxes. In 2015 and 2014, our provision for income taxes increased $26 million and $43 million, or 9.3% and 18.1%, respectively, due primarily to the increase in pre-tax income. The effective tax rates were 39.1%, 39.4% and 39.0% for the years ended December 31, 2015, 2014 and 2013, respectively.

In December 2015, the accelerated tax benefit for bonus depreciation was legislatively extended for 2015-2019. Bonus depreciation applies to certain qualified capital investments placed into service and allows for a bonus depreciation provision of 50% from 2015 through 2017, 40% in 2018 and 30% in 2019. We have federal NOL carryforwards of $1.1 billion as of December 31, 2015. As such, the election of bonus depreciation will be annually determined on a state by state basis and will include, among other items, an evaluation of our ability to utilize our federal NOL carryforwards, charitable contribution carryforwards, and state regulatory practices. If we elect bonus depreciation for all years, we would not expect to pay federal income taxes until 2021.

Loss from discontinued operations, net of tax. As previously noted, the financial results of our Terratec line of business within our Market-Based Businesses was classified as discontinued operations for all periods presented. The sale of Terratec was completed in 2014. The 2014 loss from discontinued operations, net of tax includes the loss on sale, a tax valuation allowance and operating results.

Segment Results of Operations

Our segments are determined based on how we assess performance and allocate resources. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income from continuing operations.

We conduct our business primarily through one reportable segment, our Regulated Businesses segment. We also operate businesses that provide a broad range of related and complementary water and wastewater services in non-regulated markets, which includes four operating segments that individually do not meet the criteria of a reportable segment. These four non-reportable segments have been combined and are presented as Market-Based Businesses, which is consistent with how management assesses the results of our businesses.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses segment:

	For the Years Ended December 31,
(In millions)	2015	2014	2013
Operating revenues	$2,743	$2,674	$2,594
Operation and maintenance	1,095	1,112	1,105
Operating expenses, net	1,732	1,726	1,700
Income from continuing operations	473	434	400

Operating revenues. The following tables and discussions provide explanation of the variances related to the three components of operating revenues––water revenues, wastewater revenues and other revenues:

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
(In millions)	Operating Revenues				%		%
Water service:
Residential	$1,536	$1,515	$1,465	$21	1.4	$50	3.4
Commercial	559	550	521	9	1.6	29	5.6
Industrial	130	132	119	(2)	(1.5)	13	10.9
Public and other	331	333	312	(2)	(0.6)	21	6.7
Other water revenues	39	26	18	13	50.0	8	44.4
Billed water services	2,595	2,556	2,435	39	1.5	121	5.0
Unbilled water services	(3)	(25)	30	22	(88.0)	(55)	(183.3)
Total water revenues	$2,592	$2,531	$2,465	$61	2.4	$66	2.7

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
(In millions)	Billed Water Sales Volume				%		%
Water service:
Residential (a)	175,653	176,975	180,976	(1,322)	(0.7)	(4,001)	(2.2)
Commercial	81,772	81,564	80,392	208	0.3	1,172	1.5
Industrial	38,991	39,833	37,107	(842)	(2.1)	2,726	7.3
Public and other	51,324	52,710	51,009	(1,386)	(2.6)	1,701	3.3
Billed water services	347,740	351,082	349,484	(3,342)	(1.0)	1,598	0.5
(a)

The correlation between water service revenues and billed water sales volumes shown above is impacted by the California drought. California is experiencing a severe drought and in April 2015, the Governor mandated water usage restrictions to reduce overall water usage by 25% in the state compared to 2013 levels. Our California customers are largely meeting these conservation targets. Revenue in California is decoupled from sales volume, aligning our water conservation goals with those of the state and our customers and therefore these usage reductions do not impact earnings.

In 2015, water revenues increased $61 million, or 2.4%, primarily due to a:

•	$45 million increase from rate increases and infrastructure charges;
•	$24 million increase from higher demand, mainly due to milder weather in 2014;
•	$5 million increase from acquisitions and organic growth; and
•	$3 million incremental revenues for late payment and reconnection fees; partially offset by a
•

$21 million decrease in surcharges and balancing accounts in our California subsidiary primarily related to the drought and the $5 million charge associated with the July 2015 application filed with the CPUC.

In 2014, water revenues increased $66 million, or 2.7%, primarily due to an:

•	$80 million increase from rate increases and infrastructure charges; and
•	$11 million increase in surcharges and balancing accounts; partially offset by a
•	$27 million decrease resulting from a decline in consumption, mainly due to milder weather in 2014.
	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
(In millions)	Operating Revenues				%		%
Wastewater revenues	$97	$93	$83	$4	4.3	$10	12.0
Other revenues	54	50	46	4	8.0	4	8.7

In 2015 and 2014, wastewater revenues increased primarily due to incremental revenues resulting from acquisitions.

In 2015 and 2014, other revenues increased primarily due to incremental revenues for late payments and reconnection fees, as well as insurance proceeds in 2014 for business interruption as a result of Hurricane Sandy.

Operation and maintenance. The following tables and discussions provide a detailed explanation of the variances related to the major components of operation and maintenance. In 2014, operation and maintenance was impacted by incremental costs of $10 million related to the Freedom Industries chemical spill in West Virginia, which included $6 million in other operation and maintenance, $3 million in operating supplies and services, and $1 million in employee-related costs.

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
(In millions)					%		%
Production costs	$282	$289	$271	$(7)	(2.4)	$18	6.6
Employee-related costs	430	430	456	—	—	$(26)	(5.7)
Operating supplies and services	194	217	216	(23)	(10.6)	$1	0.5
Maintenance materials and supplies	70	68	66	2	2.9	$2	3.0
Customer billing and accounting	63	61	52	2	3.3	$9	17.3
Other	56	47	44	9	19.1	$3	6.8
Total	$1,095	$1,112	$1,105	$(17)	(1.5)	$7	0.6

Production costs

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
(In millions)					%		%
Purchased water	$117	$121	$111	$(4)	(3.3)	$10	9.0
Fuel and power	89	92	86	(3)	(3.3)	6	7.0
Chemicals	48	46	48	2	4.3	(2)	(4.2)
Waste disposal	28	30	26	(2)	(6.7)	4	15.4
Total	$282	$289	$271	$(7)	(2.4)	$18	6.6
In 2015, production costs decreased $7 million, or 2.4%, primarily due to a:

•

$9 million decrease primarily due to lower usage in our California subsidiary as a result of statewide conservation initiatives, including decreases of $8 million in purchased water and $1 million in fuel and power; partially offset by a

•	$4 million increase in purchased water primarily due to price increases in our Illinois and New Jersey subsidiaries.

In 2014, production costs increased $18 million, or 6.6%, primarily due to a:

•	$10 million increase in purchased water costs primarily due to increased prices in our California subsidiary, and to a lesser extent, price increases in our Illinois subsidiary;
•

$6 million increase in fuel and power costs due to higher supplier prices in several of our operating facilities, as well as incremental costs as a result of the Dale acquisition in the fourth quarter of 2013; and

•

$4 million increase in waste disposal costs primarily due to an increase in the amount allowed by a cost recovery mechanism in one of our subsidiaries coupled with incremental costs related to the Dale acquisition.

Employee-related costs

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
(In millions)					%		%
Salaries and wages	$321	$328	$323	$(7)	(2.1)	$5	1.5
Pensions	30	27	48	3	11.1	(21)	(43.8)
Group insurance	60	55	66	5	9.1	(11)	(16.7)
Other benefits	19	20	19	(1)	(5.0)	1	5.3
Total	$430	$430	$456	$—	—	$(26)	(5.7)

In 2015, employee-related costs remained consistent primarily due to a:

•	$14 million reduction largely attributable to fewer employees and an increase in capital projects, which in turn resulted in higher capitalization rates; partially offset by a
•

$14 million increase in pension costs and postretirement benefits costs, which is included in the group insurance line above, primarily due to the adoption of new mortality assumptions and a decrease in the discount rate resulting in increased plan obligations.

In 2014, employee-related costs decreased $26 million, or 5.7%, primarily due to a:

•

$32 million reduction in pension and postretirement costs principally due to the change in assumptions used for the discount rate, which in turn decreased contributions. The decrease in contributions occurred at those regulated operating companies whose costs are recovered based on our funding policy, which is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974; partially offset by a

•

$5 million increase in salaries and wages primarily due to annual wage increases, increased overtime expense attributable to an increased number or main breaks as a result of harsh winter conditions and increases in severance expense as a result of the restructuring of certain functions.

Operating supplies and services	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
(In millions)					%		%
Contracted services	$81	$88	$94	$(7)	(8.0)	(6)	(6.4)
Office supplies and services	44	45	45	(1)	(2.2)	—	—
Transportation	16	20	21	(4)	(20.0)	(1)	(4.8)
Rents	14	15	16	(1)	(6.7)	(1)	(6.3)
Other	39	49	40	(10)	(20.4)	9	22.5
Total	$194	$217	$216	$(23)	(10.6)	$1	0.5

In 2015, operating supplies and services decreased $23 million, or 10.6%, primarily due to a:

•	$5 million decrease in condemnation and conservation costs primarily due to initiatives in 2014 incurred by our California subsidiary;
•	$3 million decrease in legal services;
•	$3 million incremental costs in 2014 associated with the Freedom Industries chemical spill in West Virginia;

•	$3 million adjustment attributable to the recognition of a regulatory asset for previously expensed business transformation costs as a result of the finalization of our California rate case; and
•	$3 million decrease in transportation costs primarily due to lower fuel prices.

In 2014, operating supplies and services increased $1 million, or 0.5%, primarily due to a:

•

$9 million increase in other operating supplies and services primarily due to an increase in condemnation and conservation costs related to one-time initiatives in our California subsidiary, as well as inclusion in 2013 of insurance proceeds for the recovery of expenses related to Hurricanes Irene and Sandy; partially offset by a

•

$6 million decrease in contracted services as a result of completion of our business transformation project, which required the use of additional contracted services in 2013, partially offset by increases resulting from the Freedom Industries chemical spill in West Virginia mentioned above.

Market-Based Businesses

The following table summarizes certain financial information for our Market-Based Businesses:

	For the Years Ended December 31,
(In millions)	2015	2014	2013
Operating revenues	$434	$355	$303
Operation and maintenance	358	289	241
Operating expenses, net	370	300	252
Income from continuing operations	42	40	39

Operating revenues. In 2015, operating revenues increased $79 million, or 22.3%, primarily due to a:

•

$41 million increase in our Military Services Group revenues primarily due to additional construction project activities and the addition of two military contracts, Hill Air Force Base and Picatinny Arsenal, in the second half of 2015;

•	$15 million increase in our Homeowner Services Group revenues primarily due to contract growth, mainly in New York City, and the expansion into other geographic areas; and
•	$26 million increase resulting from Keystone; partially offset by a
•	$3 million decrease in our Contract Operations Group revenues primarily due to attributable to the termination of certain municipal and industrial operations and maintenance contracts.

In 2014, operating revenues increased $52 million, or 17.2%, primarily due to a:

•

$39 million increase in our Military Service Group revenues primarily resulting from an increase in construction project activities for our military contracts, which includes $5 million in price redeterminations for several of our military contracts; and

•

$16 million increase in our Homeowners Services Group revenues primarily due to contract growth, mainly in New York City, as well as expansion into other geographic areas and price increases for certain existing customers; partially offset by a

•	$3 million decrease in our Contract Operations Group revenues primarily due to the termination of certain municipal and industrial operations and maintenance contracts.

Operation and maintenance. The following table provides information regarding components of operation and maintenance:

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
(In millions)					%		%
Production costs	$36	$35	$37	$1	2.9%	$(2)	(5.4%)
Employee-related costs	76	62	60	14	22.6%	2	3.3%
Operating supplies and services	182	138	99	44	31.9%	39	39.4%
Maintenance materials and supplies	57	47	41	10	21.3%	6	14.6%
Other	7	7	4	—	—	3	75.0%
Total	$358	$289	$241	$69	23.9%	$48	19.9%

In 2015, operation and maintenance increased $69 million, or 23.9%, primarily due to a:

•	$30 million increase in our Military Services Group operating supplies and services primarily due to increased construction project activities and the addition of two military contracts; and
•	$24 million increase resulting from Keystone, including $9 million in employee-related costs, $14 million in operating supplies and services and $1 million in maintenance, materials, and supplies;
•	$7 million increase in our Homeowner Services Group maintenance and supplies primarily due to higher repair costs incurred, which was attributable to the increase in the number of contracts.
•	$5 million increase in our Military Services Group and Homeowners Services Group employee-related costs, which was attributable to the addition of two military contracts and increase in headcount.

In 2014, operation and maintenance increased $48 million, 19.9%, or primarily due to a:

•	$35 million increase in operating supplies and services related to our Military Services Group primarily due to increased construction project activities;
•	$4 million in loss contract reserves due to the resolution of certain outstanding issues and uncertainties; and
•	$6 million increase in maintenance materials and supplies primarily due to higher repair costs incurred by our Homeowners Services Group, which was attributable to a higher volume of contracts.

Liquidity and Capital Resources

We regularly evaluate and monitor our cash requirements for capital investments, acquisitions, operations, commitments, debt service and dividends. Our business is capital intensive, with a majority of this capital funded by cash flows from operations. When necessary, we also obtain funds from external sources, primarily in the debt markets and through short-term commercial paper borrowings. We also have access to equity capital markets, if needed. Our access to external financing on reasonable terms depends on our credit ratings and current business conditions, including that of the utility and water utility industries in general, as well as conditions in the debt or equity capital markets and the national and international economic and geopolitical arenas. If these business, market, financial and other conditions deteriorate to the extent that we no longer are able to access the capital markets on reasonable terms, we have access to an unsecured revolving credit facility with aggregate bank commitments of $1.25 billion, with an expiration date of June 2020 (subject to extension by us for up to two one-year periods). We rely on this revolving credit facility and the capital markets to fulfill our short-term liquidity needs, to issue letters of credit and to support our commercial paper program. Disruptions in the credit markets may discourage lenders from extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt and equity securities in the capital markets. See “Credit Facility and Short-Term Debt” below for further discussion. In order to meet our short-term liquidity needs, we, through AWCC, our wholly owned financing subsidiary, issue commercial paper, which is supported by the revolving credit facility. AWCC had no outstanding borrowings and $82 million of outstanding letters of credit under its credit facility as of December 31, 2015. As of December 31, 2015, AWCC had $1.25 billion available under the credit facility that we could use to fulfill our short-term liquidity needs and to issue letters of credit, which supported our $626 million outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. We have no plans to issue equity under normal operating conditions with the limited exception of privately or investor-owned tuck-in acquisitions whose sellers require equity as necessary to complete the acquisition. We believe we have sufficient liquidity and ability to manage our expenditures should there be a disruption of the capital and credit markets. However, there can be no assurances that our lenders will meet their existing commitments or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

In addition, our regulated subsidiaries receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods, which vary according to state regulations, as new customers begin to receive service or other contractual obligations are fulfilled. Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from the rate base. Generally, we depreciate contributed property and amortize contributions in aid of construction at the composite rate of the related property. Some of our subsidiaries do not depreciate contributed property, based on regulatory guidelines.

We use our capital resources, including cash, primarily to; (i) fund operating and capital requirements; (ii) pay interest and meet debt maturities; (iii) pay dividends; (iv) fund pension and postretirement welfare obligations; and (v) fund acquisitions. We invest a significant amount of cash on regulated capital projects where we expect to earn a long-term return on investment. Additionally, we operate in rate-regulated environments in which the amount of new investment recovery may be limited, and where such recovery takes place over an extended period of time, as our recovery is subject to regulatory lag. See Item 1—Business—Operating Segments—Regulated Businesses—Economic Regulation and Rate Making Process. We expect to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since we expect our capital investments over the next few years to be greater than or equal to our cash flows from operating activities, we have no plans to reduce debt significantly.

If necessary, the Company may delay certain capital investments or other funding requirements or pursue financing from other sources to preserve liquidity, if necessary. In this event, we believe we can rely upon cash flows from operations to meet our obligations and fund our minimum required capital investments for an extended period of time.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. Our future cash flows provided by operating activities will be affected by, among other things, economic utility regulation; infrastructure investment; inflation; compliance with environmental, health and safety standards; production costs; customer growth; declining customer usage of water; employee-related costs, including pension funding; weather and seasonality; and overall economic conditions.

Cash flows provided by operating activities have been a reliable, steady source of funding, sufficient to meet operating requirements, make our dividend payments and fund a portion of our capital expenditure requirements. We expect to seek access to debt capital markets to meet the balance of our capital expenditure requirements as needed. We also have access to equity capital markets, if needed. Operating cash flows can be negatively affected by changes in our rate regulated environments or changes in our customers’ economic outlook and ability to pay for service in a timely manner. As such, our working capital needs are primarily limited to funding increases in customer accounts receivable and unbilled revenues mainly associated with revenue increases in our Regulated Businesses. We can provide no assurance that our customers’ historical payment pattern will continue in the future. We address cash timing differences through the liquidity funding mechanisms discussed above.

The following table provides a summary of the major items affecting our cash flows provided by operating activities:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Net income	$476	$423	$369
Add (less):
Non-cash activities (a)	773	723	762
Changes in working capital (b)	(13)	3	(137)
Pension and postretirement benefit contributions	(57)	(52)	(98)
Net cash flows provided by operating activities	$1,179	$1,097	$896
(a)

Includes depreciation and amortization, provision for deferred income taxes and amortization of investment tax credits, provision for losses on accounts receivable, (gain) loss on asset dispositions and purchases, pension and non-pension postretirement benefits, and other non-cash items. Details of each component can be found in the Consolidated Statements of Cash Flows.

(b)

Changes in working capital include changes to receivables and unbilled revenues, accounts payable and accrued liabilities, pension and non-pension postretirement benefit contributions, change in book overdraft and other current assets and liabilities.

In 2015, cash flows provided by operations increased $82 million primarily due to higher net income compared to the same period in 2014.

In 2014, cash flows provided by operations increased $201 million primarily due to an improvement in the cash collections of our Regulated Businesses’ accounts receivable, some of which were unbilled at December 31, 2013. Cash collections in 2013 for our Regulated Businesses’ accounts receivable were slower than historical payment patterns, mainly due to the implementation of our CIS system in May 2013. We implemented the CIS system in our remaining Regulated Businesses in October 2013 and experienced a similar slowdown in cash collections for these operating companies in 2014.

The Company expects to make pension and postretirement benefit contributions to the plan trusts of $55 million in 2016, of which $9 million was already made in 2016. In addition, we estimate that contributions will amount to $61 million in 2017, $79 million in 2018, $93 million in 2019 and $103 million in 2020. Actual amounts contributed could change materially from these estimates as a result of changes in assumptions and actual investment returns, among other factors.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Net capital expenditures	$(1,160)	$(956)	$(980)
Proceeds from sale of assets and securities	5	14	1
Acquisitions	(197)	(9)	(24)
Other investing activities, net (a)	(113)	(63)	(50)
Net cash flows used in investing activities	$(1,465)	$(1,014)	$(1,053)
(a)	Includes removal costs from property, plant and equipment retirements, net and net funds released.

In 2015 and 2014, cash flows used in investing activities increased primarily due to an increase in our regulated capital expenditures, principally from incremental investments associated with the replacement and renewal of our transmission and distribution infrastructure.

Our infrastructure investment plan consists of both infrastructure renewal programs, where we replace infrastructure, as needed, and major capital investment projects, where we construct new water and wastewater treatment and delivery facilities to meet new customer growth and water quality regulations. Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

The following table provides a summary of our historical capital expenditures related to upgrading our infrastructure and systems:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Transmission and distribution	$527	$463	$436
Treatment and pumping	136	97	89
Services, meter and fire hydrants	214	170	178
General structure and equipment	174	142	131
Business transformation project	—	8	60
Sources of supply	53	31	50
Wastewater	56	45	36
Total capital expenditures	$1,160	$956	$980

In 2015, capital expenditures increased $204 million, or 21.3%, primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure.

In 2014, capital expenditures decreased $24 million, or 2.5%, primarily due to the completion of Phase I and Phase II of our business transformation project in 2013, partially offset by increased infrastructure investment.

We also grow our business through acquisitions of water and wastewater systems, as well as other water-related services. These acquisitions are complementary to our existing business and support continued geographical diversification and growth of our operations. Generally, acquisitions are funded initially with short-term debt and later refinanced with the proceeds from long-term debt.

The following provides a summary of the acquisitions and dispositions affecting our cash flows from investing activities:

2015:

•	Paid $133 million for the acquisition of our ninety five percent interest in Water Solutions Holdings, LLC, the parent company of Keystone Clearwater Solutions, LLC; and
•	Paid $64 million for 14 water and wastewater systems representing approximately 24,000 customers
•	Received $5 million for the sale of assets and securities.

2014:

•	Paid $9 million for 13 water and wastewater systems representing approximately 4,500 customers.
•	Received $14 million for the sale of assets and securities.

2013:

•

Paid approximately $24 million for ten water and five wastewater systems, which added approximately 30,000 customers. The largest of these acquisitions was the acquisition of the stock of a wastewater system in Virginia with approximately 20,000 customers in November 2013.

•	We received approximately $1 million for the sale of assets and securities.

As previously noted, we expect to invest $6.4 billion from 2016 through 2020. In 2016, we estimate that our total capital expenditures will be $1.3 billion, with $1.2 billion allocated to improving infrastructure in our Regulated Businesses segment and $100 million for acquisitions and strategic capital investments.

We are currently considering a plan to construct a new corporate headquarters to consolidate our support services and certain of our employees in our Market-Based Businesses within a single location. We are considering several locations within Camden, New Jersey for the new headquarters. The cost of construction, which would take several years to complete, is currently estimated to be up to $165 million, depending on the location selected and exclusive of any tax incentives that the Company may receive.

Cash Flows from Financing Activities

Our financing activities, primarily focused on funding infrastructure construction expenditures, include the issuance of long-term and short-term debt, primarily through AWCC. In addition, new infrastructure may be funded with customer advances and contributions in aid of construction (net of refunds), which amounted to $26 million for the years ended December 31, 2015 and 2014 and $19 million for the year ended December 31, 2013. Based on the needs of our regulated subsidiaries and the Company, AWCC may borrow funds or issue its debt in the capital markets and then, through intercompany loans, provides those borrowings to the regulated subsidiaries and the Company. The regulated subsidiaries and the Company are obligated to pay their portion of the respective principal and interest to AWCC in the amount necessary to enable AWCC to meet its debt service obligations. Because the Company’s borrowings are not a source of capital for the regulated subsidiaries, the Company is not able to recover the interest charges on the Company’s debt through regulated water and wastewater rates. As of December 31, 2015, AWCC has made long-term fixed rate loans and commercial paper loans to our Regulated Businesses amounting to $3.3 billion and $284 million, respectively. Additionally, as of December 31, 2015, AWCC has made long-term fixed rate loans and commercial paper loans to the Company totaling $1.2 billion and $344 million to the Company, respectively.

On May 7, 2015, the Company and AWCC filed with the SEC a universal shelf registration statement that enables us to meet our capital needs through the offer and sale to the public from time to time of an unlimited amount of various types of securities, including American Water common stock, preferred stock and other equity securities, and AWCC debt types of securities, all subject to market conditions and demand, general economic conditions, and as applicable, rating status. The shelf registration will expire in May 2018. During 2015, 2014 and 2013, $550 million, $500 million and $400 million, respectively, of debt securities were issued pursuant to this and predecessor registration statements.

The following long-term debt was issued in 2015:

Company	Type	Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	3.40%-4.30%	2025-2045	$550
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	1.00%-1.56%	2032	15
Total issuances				$565
(a)

On August 13, 2015, AWCC completed an offering of its senior fixed rate notes. Proceeds from this offering were used to lend funds to the Company and its regulated utilities, to refinance commercial paper borrowings and to finance redemptions of long-term debt.

In addition to the above issuances, we also assumed $1 million of debt as a result of an acquisition in 2015, which has a fixed interest rate of 1.00% and matures in 2040.

The following long-term debt was retired through optional redemption or payment at maturity during 2015:

Company	Type	Rate	Maturity	Amount (In millions)
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-5.25%	2015-2031	$36
AWCC	Senior notes—fixed rate	6.00%	2015	30
Other American Water subsidiaries (a)	Private activity bonds and government funded debt—fixed rate	0.00%-5.40%	2015-2041	61
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%-9.18%	2031-2036	4
Other American Water subsidiaries	Capital lease payments			—
Total retirements and redemptions				$131
(a)	Includes $2 million of non-cash redemptions resulting from the use of restricted funds.

The following long-term debt was issued in 2014:

Company	Type	Rate	Maturity	Amount (In millions)
AWCC (a)	Senior notes—fixed rate	3.40%-4.30%	2025-2042	$500
Other subsidiaries (b)	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2031-2033	10
Total issuances				$510
(a)

On August 14, 2014, AWCC completed an offering of its senior fixed rate notes. Proceeds from this offering were used to lend funds to the Company and its regulated utilities, to refinance commercial paper borrowings and to finance redemptions of long-term debt.

(b)

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

In addition to the above issuances, we also assumed $2 million of debt as a result of acquisitions in 2014.

The following long-term debt was retired through optional redemption or payment at maturity during 2014:

Company	Type	Rate	Maturity	Amount (In millions)
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	6.00%-6.75%	2018-2032	$101
American Water Capital Corp.	Senior notes—fixed rate	6.00%	2039	59
Other American Water subsidiaries (a)	Private activity bonds and government funded debt—fixed rate	0.00%-5.25%	2014-2041	79
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%-9.18%	2031-2036	2
Other American Water subsidiaries	Capital lease payments			0
Total retirements and redemptions				$241
(a)	Includes $1.0 million of non-cash redemptions resulting from the use of restricted funds.

The following long-term debt was issued in 2013:

Company	Type	Rate	Maturity	Amount (In millions)
AWCC (a)	Senior notes—fixed rate	3.85%	2024	$400
AWCC (b)	Private activity bonds and government funded debt—fixed rate	2.30%-2.90%	2021-2030	8
Other subsidiaries (c)	Private activity bonds and government funded debt—fixed rate	1.59%-2.41%	2031-2033	3
Total issuances				$411
(a)	On November 20, 2013, AWCC completed an offering of its 3.85% senior fixed rate notes. Proceeds from the offering were used to refinance long-term debt and to repay commercial paper borrowings.
(b)

Proceeds from these issuances were received in the fourth quarter of 2013 and have been utilized to fund certain specific projects. $7 million of these proceeds are held in trust pending our certification that we have incurred qualifying capital expenditures. These issuances have been presented as non-cash on the Consolidated Statements of Cash Flows. Subsequent releases of all or a lesser portion of the funds by the trust are reflected as the release of restricted funds and are included in the investing activities in the Consolidated Statements of Cash Flows.

(c)	Proceeds from these issuances were received from the Pennsylvania Infrastructure Investment Authority and have been used to fund specified projects.

In addition to the above issuances, we also assumed $13 million of debt as a result of acquisitions in 2013, most of which is associated with the Dale Service Corporation stock acquisition in the fourth quarter of 2013.

The following long-term debt was retired through optional redemption or payment at maturity during 2013:

Company	Type	Rate	Maturity	Amount (In millions)
AWCC (a)	Senior notes—fixed rate	5.39%-10.00%	2013-2017	$476
Other subsidiaries (b)	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	2013-2041	18
Other subsidiaries	Mortgage bonds—fixed rate	6.59%	2013	2
Other subsidiaries	Mandatorily redeemable preferred stock	8.49%-9.18%	2031-2036	2
Other subsidiaries	Capital leases & other			0
Total retirements and redemptions				$498
(a)

On October 8, 2013, we announced the purchase and retirement through a tender offer of $226 million in aggregate outstanding principal amount of our 6.08% Senior Notes due 2017. On October 8, 2013, we paid $272 million to effect the tender, which, in addition to the principal, included a repurchase premium of $39 million and accrued interest of $7 million. Also, in October 2013 and related to the tender, we recorded transaction fees of $1 million and a write-off of $1 million for unamortized debt issuance costs. The redemption was originally financed through commercial paper borrowing.

(b)	Includes a $4 million of non-cash redemptions resulting from the use of restricted funds.

On November 1, 2013, we issued notices of redemption for $75 million and $75 million of outstanding Senior Notes with an original maturity date of 2038 and interest rates of 8.25% and 10.0%, respectively. These notes were retired on December 1, 2013.

Also on December 21, 2013, an additional $101 million in Senior Notes with an interest rate of 5.39% matured.

From time to time and as market conditions warrant, we may engage in long-term debt retirements via tender offers, open market repurchases or other viable alternatives to strengthen our balance sheets.

In February 2015, our Board of Directors authorized an anti-dilutive common stock repurchase program to mitigate the effect of shares issued through our dividend reinvestment, employee stock purchase and executive compensation activities. The program allows the Company to purchase up to 10 million shares of its outstanding common stock over an unrestricted period of time in the open market or through privately negotiated transactions. The program is conducted in accordance with Rule 10b-18 of the Exchange Act, and to facilitate the repurchases, the Company has also entered into a Rule 10b5-1 share repurchase plan with a third-party broker, which allows us to repurchase shares at times when we may otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Subject to applicable regulations, the Company may elect to amend or cancel this repurchase program or the share repurchase parameters at its discretion. As of December 31, 2015, we have repurchased an aggregate of approximately 2.3 million shares of common stock under this program.

Credit Facility and Short-Term Debt

In June 2015, AWCC amended and restated the outstanding credit agreement, dated as of October 29, 2012, associated with the $1.25 billion aggregate commitment in unsecured revolving credit facility, to extend the expiration date of the facility from October 2018 to June 2020 and to allow AWCC to request to extend further the term of the credit facility for up to two one-year periods. An extension request must satisfy certain conditions and receive approval of the lenders, as set forth in the agreement. Interest rates on advances under the facility are based on a credit spread to the Eurodollar rate or base rate with the credit spread based AWCC’s Moody’s Investors Service, which we refer to as Moody’s, or Standard & Poor’s Ratings Services ratings, which we refer to as S&P, credit rating. At current ratings that spread would be 0.90%. The facility is used principally to support AWCC’s commercial paper program and to provide up to $150 million in letters of credit. Indebtedness under the facility is considered “debt” for purposes of a support agreement between American Water and AWCC, which serves as a functional equivalent of a guarantee by American Water of AWCC’s payment obligations under the credit facility.

Also, the Company acquired an additional revolving line of credit as part of its Keystone acquisition. The total commitment under this credit facility was $16 million of which $2 million was outstanding as of December 31, 2015.

The following table summarizes information regarding the Company’s aggregate credit facility commitments, letter of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities as of December 31, 2015 and 2014:

					Outstanding
		Available		Available	Commercial
	Credit Facility	Credit Facility	Letter of Credit	Letter of Credit	Paper	Credit Line
	Commitment	Capacity	Sublimit	Capacity	(Net of Discount)	Borrowing
	(In millions)
December 31, 2015	$1,266	$1,182	$150	$68	$626	$2
December 31, 2014	$1,250	$1,212	$150	$112	$450	$—

The weighted-average interest rate on AWCC short-term borrowings for the years ended December 31, 2015 and 2014 was approximately 0.49% and 0.31%, respectively. Interest accrues on the Keystone revolving line of credit daily at a rate per annum equal to 2.75% above the greater of the one month or one day LIBOR.

Capital Structure

The following table indicates the percentage of our capitalization represented by the components of our capital structure as of December 31:

	2015	2014	2013
Total common stockholders' equity	43.5%	45.2%	44.6%
Long-term debt and redeemable preferred stock at redemption value	50.6%	50.1%	49.3%
Short-term debt and current portion of long-term debt	5.9%	4.7%	6.1%
Total	100%	100%	100%

The changes in the capital structure between periods were mainly attributable to changes in outstanding commercial paper balances.

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance with these covenants such an event may create an event of default under the debt agreement and we or our subsidiaries may be restricted in our ability to pay dividends, issue new debt or access our revolving credit facility. For two of our smaller operating companies, we have informed our counterparties that we will provide only unaudited financial information at the subsidiary level, which resulted in technical non-compliance with certain of their reporting requirements under debt agreements with respect to $8 million of outstanding debt. We do not believe this event will materially impact us. Our long-term debt indentures contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions. Our failure to comply with any of these covenants could accelerate repayment obligations.

Certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On December 31, 2015, our ratio was 0.56 to 1.00 and therefore we were in compliance with the covenant.

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

On May 7, 2015, Standard and Poor’s (“S&P”) raised our corporate credit rating on AWCC and American Water from A- to A and our commercial paper rating from A-2 to A-1 on American water and AWCC. S&P also confirmed its stable rating outlook. On August 7, 2015, Moody’s upgraded the long-term ratings for American Water and AWCC from Baa1 to A3. At the same time, Moody’s also affirmed AWCC’s commercial paper rating at P2. Moody’s rating outlook for American Water and AWCC remains as stable.

Our long-term and short-term credit ratings as of December 31, 2015 are as follows:

	Moody's Investors	Standard & Poor's
Securities	Service	Ratings Service
Senior unsecured debt	A3	A
Commercial paper	P2	A-1

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

Dividends

Our Board of Directors authorizes the payment of dividends. The payment of dividends is subject to (sufficient liquidity, dividends from subsidiaries, etc.). The Company’s dividend rate on its common stock is determined by the Board of Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments that may affect the Company’s income and cash flows. Historically, dividends have been paid quarterly to holders of record approximately 15 days prior to the distribution date. Since the dividends on our common stock are not cumulative, only declared dividends are paid.

During 2015, 2014 and 2013, we paid $239 million, $216 million and $150 million in cash dividends, respectively. For 2015, we paid a cash dividend of $0.34 per share on December 1, September 1, June 1 and $0.31 per share on March 2. In 2014, we paid a cash dividend of $0.31 per share on December 1, September 2, June 2 and $0.28 on March 3. In 2013, we paid a cash dividend of $0.28 per share on December 2, September 3 and June 3.

On December 11, 2015, our Board of Directors declared a quarterly cash dividend payment of $0.34 per share payable on March 1, 2016 to shareholders of record as of February 8, 2016.

Regulatory Restrictions

The issuance by the Company or AWCC of long-term debt or equity securities does not require authorization of any state PUC if no guarantee or pledge of the regulated subsidiaries is utilized. However, state PUC authorization is required to issue long-term debt at most of our regulated subsidiaries. Our regulated subsidiaries normally obtain the required approvals on a periodic basis to cover their anticipated financing needs for a period of time or in connection with a specific financing.

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

Contractual Obligations and Commitments

We enter into contractual obligations with third parties in the ordinary course of business. Information related to our contractual obligations as of December 31, 2015 is summarized in the table below:

Contractual Obligation	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Long-term debt obligations (a)	$5,895	$52	$1,027	$184	$4,632
Interest on long-term debt (b)	4,369	319	594	498	2,958
Operating lease obligations (c)	128	13	23	18	74
Purchase water obligations (d)	610	51	89	87	383
Other purchase obligations (e)	140	140	—	—	—
Postretirement benefit plans' obligations (f)	98	22	40	36	—
Pension plan obligations (f)	292	33	99	160	—
Preferred stocks with mandatory redemption requirements	13	2	3	3	5
Interest on preferred stock with mandatory redemption requirements	7	1	2	1	3
Other obligations (g)	2,346	979	847	97	423
Total	$13,898	$1,612	$2,724	$1,084	$8,478

Note: The above table reflects only financial obligations and commitments. Therefore, performance obligations associated with our Market-Based Businesses are not included in the above amounts. Also, uncertain tax positions of $233 million are not reflected in this table as we cannot predict when open tax years will close with completed examinations. See Note 13—Income Taxes in the Notes to the Consolidated Financial Statements.

(a)	Represents sinking fund obligations and debt maturities.
(b)	Represents expected interest payments on outstanding long-term debt. Amounts reported may differ from actual due to future financing of debt.
(c)

Represents future minimum payments under non-cancelable operating leases, primarily for the lease of motor vehicles, buildings, land and other equipment including water facilities and systems constructed by partners under the Public-Private Partnerships described below.

(d)	Represents future payments under water purchase agreements for minimum quantities of water.
(e)	Represents the open purchase orders as of December 31, 2015, for goods and services purchased in the ordinary course of business.
(f)	Represents contributions expected to be made to pension and postretirement benefit plans for the years 2016 through 2020.

(g)

Includes an estimate of advances for construction to be refunded, capital expenditures estimated to be required under legal and binding contractual obligations, contracts entered into for energy purchases, a liability associated with a conservation agreement and service agreements.

Public-Private Partnerships

WVAWC has entered into a series of agreements with various public entities, which we refer to as the Partners, to establish certain joint ventures, commonly referred to as “public-private partnerships.” Under the public-private partnerships, WVAWC constructed utility plant, financed by WVAWC, and the Partners constructed utility plant (connected to WVAWC’s property), financed by the Partners. WVAWC agreed to transfer and convey some of its real and personal property to the Partners in exchange for an equal principal amount of Industrial Development Bonds, commonly referred to as IDBs, issued by the Partners under a state Industrial Development Bond and Commercial Development Act. WVAWC leased back the total facilities, including portions funded by both WVAWC and the Partners, under leases for a period of 40 years.

The leases have payments that approximate the payments required by the terms of the IDBs. These payments are considered “PILOT payments” which represent payments in lieu of taxes and approximate what WVAWC otherwise would pay as property taxes on the properties. We have presented the transaction on a net basis in the consolidated financial statements. The carrying value of the transferred facilities, which is presented in property, plant and equipment in the Consolidated Balance Sheets, was approximately $156 million as of December 31, 2015.

Performance Obligations

We have entered into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. These military services agreements expire between 2051 and 2065 and have remaining performance commitments as measured by estimated remaining contract revenues of $2.8 billion as of December 31, 2015. The operations and maintenance agreements with municipalities and other customers expire between 2015 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $795 million as of December 31, 2015. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain major maintenance for some of the facilities, in exchange for an annual fee.

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

Regulatory Accounting

Our regulated utility subsidiaries are subject to regulation by state PUCs and the local governments of the states in which they operate. As such, we follow the authoritative accounting principles required for rate regulated entities, which requires us to reflect the effects of rate regulation in our financial statements. Use of the authoritative guidance is applicable to utility operations that meet the following criteria: (i) third-party regulation of rates; (ii) cost-based rates; and (iii) a reasonable assumption that rates will be set to recover the estimated costs of providing service plus a return on net investment, or rate base. As of December 31, 2015, we concluded that the operations of our regulated subsidiaries met the criteria.

Due to timing and other differences in the collection of revenue, these accounting principles allow a cost that would otherwise be charged as an expense by an unregulated entity to be capitalized as a regulatory asset if it is probable that such cost is recoverable through future rates; conversely, the principles allow creation of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and are refundable to customers. Regulators may also impose certain fines or penalties.

As of December 31, 2015, we have recorded $1.3 billion of net regulatory assets and $402 million of regulatory liabilities within our consolidated financial statements. See Note 6—Regulatory Assets and Liabilities in the Notes to Consolidated Financial Statements for further information regarding the significant regulatory assets and liabilities.

For each regulatory jurisdiction where we conduct business, we assess at the end of each reporting period, or earlier, if appropriate, whether the regulatory assets and liabilities continue to meet the criteria for probable future recovery or settlement. This assessment includes consideration of factors such as changes in applicable regulatory environments, recent rate orders on recovery of a specific or similar incurred cost to other regulated entities in the same jurisdiction, the status of any pending or potential legislation that could impact the ability to recover costs through regulated rates. If subsequent events indicate that the regulatory assets or liabilities no longer meet the criteria for probable future recovery or settlement, our statement of operations and financial position could be materially affected. In addition, if we conclude in a future period that a separable portion of the business no longer meets the criteria, we are required to eliminate the financial statement effects of regulation for that part of the business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in the consolidated financial statements. Failure to meet the criteria of the authoritative guidance could materially impact our consolidated financial statements.

Goodwill

The Company has recorded $1.3 billion and $1.2 billion of goodwill at December 31, 2015 and 2014. The Company’s annual impairment test is performed as of November 30 of each year, in conjunction with the timing of the completion of the Company’s annual business plan. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of a reporting unit below its carrying value has occurred.

Entities assessing goodwill for impairment have the option of first performing a qualitative assessment to determine whether a quantitative assessment is necessary. In performing a qualitative assessment, the Company assess, among other things, macroeconomic conditions, industry and market considerations, overall financial performance, cost factors and entity specific events. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, no further testing is required. If the entity bypasses the qualitative assessment or performs the qualitative assessment, but determines that it is more likely than not that its fair value is less than its carrying amount, a quantitative two-step, fair value-based test is performed.

The first step compares the estimated fair value of the reporting unit to its respective net carrying values, including goodwill, on the measurement date. If the estimated fair value of any reporting unit is less than such reporting unit’s carrying value, then the second step is performed to measure the amount of the impairment loss (if any) for such reporting unit.

The second step requires an allocation of fair value to the individual assets and liabilities using purchase price allocation accounting guidance in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount for the reporting unit, an impairment loss is recorded as a reduction to goodwill and a charge to operating expense. Application of the goodwill impairment test requires significant management judgment, including the identification of reporting units and determining the fair value of the reporting unit. Management estimates fair value using a combination of a discounted cash flow analysis and market multiples analysis. Significant assumptions used in these fair value analyses include, but are not limited to, discount and growth rates and projected terminal values.

Excluding goodwill acquired in 2015 related to the Keystone acquisition, the Company determined that no qualitative factors were present that would indicate the estimated fair values of its reporting units were less than the respective carrying values. As such, the Company determined that the two-step goodwill impairment test was not necessary at November 30, 2015. Further, no triggering events occurred which required an impairment evaluation between the annual testing dates.

The Company recorded goodwill of $91 million as part of the Keystone acquisition. The Keystone business is an operating segment comprised of one reporting unit to which all of the goodwill arising from the acquisition was assigned. A step one test was completed for the Keystone goodwill. We used an income approach valuation technique which estimates the discounted future cash flows of operations. The discounted cash flow analysis relies on a single scenario reflecting the best estimate of projected cash flows. Significant assumptions were used in estimating the fair value, including the discount rate, growth rate and terminal value. The estimated fair value of the Keystone reporting unit exceeded its carrying value by less than 3%, and as such the Company does not believe the goodwill is impaired. If a further decline in the fair value were to occur, the Keystone reporting unit would be at risk of failing step one of the goodwill impairment test.

No impairment charge was recorded for goodwill for the years ended December 31, 2015, 2014 or 2013.

There can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities and reporting unit companies, the lack of an increase in the Company’s market price consistent with its peer companies, decreases in control premiums or continued downward pressure on commodity prices. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. In regards to the Keystone goodwill, adverse developments in market conditions, including prolonged depression of natural gas prices or other factors that negatively impact our forecast operating results, cash flows or key assumptions in the future could result in an impairment charge of a portion or all of the goodwill balance.

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

Revenue Recognition

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are delivered to customers and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the meter reading associated with the latest customer bill to the end of the accounting period. Unbilled utility revenues as of December 31, 2015 and 2014 were $267 million and $221 million, respectively. Increases in volumes delivered to the utilities’ customers and rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the estimated unbilled revenue.

Revenue from Market-Based Businesses is recognized as services are rendered. Revenues from certain construction projects are recognized over the contract term based on the costs incurred to date during the period compared to the total estimated costs over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenue. Billings in excess of revenues recognized on construction contracts are recorded as other current liabilities on the balance sheet until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined.

Accounting for Income Taxes

Significant management judgment is required in determining the provision for income taxes, primarily due to the uncertainty related to tax positions taken, as well as deferred tax assets and liabilities, valuation allowances and the utilization of net operating loss carryforwards.

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

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, our forecasted financial condition and results of operations, failure to successfully implement tax planning strategies, recovery of taxes through the regulatory process for our Regulated Businesses, as well as results of audits and examinations of filed tax returns by taxing authorities. While we believe the resulting tax balances as of December 31, 2015 and 2014 are appropriately accounted for in accordance with the applicable authoritative guidance, the ultimate outcome of tax matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 13—Income Taxes in the Notes to Consolidated Financial Statements for additional information regarding income taxes.

Accounting for Pension and Postretirement Benefits

We maintain noncontributory defined benefit pension plans covering eligible employees of our regulated utility and shared service operations. Benefits under the plans are based on the employee’s years of service and compensation. The pension plans were closed for most employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001 had their accrued benefit frozen and will be able to receive this benefit as a lump sum upon termination or retirement. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 are provided with a 5.25% of base pay defined contribution plan. We also maintain other postretirement benefit plans, which provide varying levels of medical and life insurance for eligible retirees. These retiree welfare plans are closed for union employees hired on or after January 1, 2006. The plans had previously closed for non-union employees hired on or after January 1, 2002. The Company also has several unfunded noncontributory supplemental non-qualified pension plans that provide additional retirement benefits to certain employees. The Company does not participate in a multiemployer plan. See Note 13 in the Notes to Consolidated Financial Statements for further information regarding the accounting for the defined benefit pension plans and postretirement benefit plans. The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions as well as fluctuations in plan assets. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of pension and other postretirement benefit expense that the Company recognizes. The primary assumptions are:

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

The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. We use an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. The yield curve was developed for a portfolio containing the majority of United States-issued AA-graded non-callable (or callable with make-whole provisions) corporate bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 4.66%, 4.24% and 5.12% at December 31, 2015, 2014 and 2013, respectively. The discount rate for determining other post-retirement benefit obligations was 4.67%, 4.24% and 5.10% at December 31, 2015, 2014 and 2013, respectively.

In selecting an expected return on plan assets, we considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term EROA assumption used in calculating pension cost was 6.91% for 2015, 6.91% for 2014, and 7.49% for 2013. The weighted average EROA assumption used in calculating other postretirement benefit costs was 4.92% for 2015, 5.87% for 2014 and 6.99% for 2013.

The asset allocations for the Company’s U.S. pension plan by asset category were as follows:

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2016	2015	2014
Equity securities	52%	50%	51%
Fixed income	40%	41%	41%
Real Estate	6%	7%	6%
Real estate investment trusts (“REITs”)	2%	2%	2%
Total	100%	100%	100%

The investment policy guidelines of the pension plan require that the fixed income portfolio has an overall weighted average credit rating of AA or better by Standard & Poor’s and the minimum credit quality for fixed income securities must be BBB- or better. Up to 20% of the portfolio may be invested in collateralized mortgage obligations backed by the United States Government.

The Company’s other postretirement benefit plans are partially funded. The asset allocations for the Company’s other postretirement benefit plans by asset category were as follows:

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2016	2015	2014
Equity securities	32%	32%	30%
Fixed income	68%	68%	70%
REITs	—	—	—%
Total	100%	100%	100%

The Company’s investment policy, and related target asset allocation, is evaluated periodically through asset liability studies. The studies consider projected cash flows of maturity liabilities, projected asset class return risk, and correlation and risk tolerance.

The pension and postretirement welfare plan trusts investments include debt and equity securities held either directly or through commingled funds. The trustee for the Company’s defined benefit pension and postretirement welfare plans uses independent valuation firms to calculate the fair value of plan assets. Additionally, the Company independently verifies the assets values. Approximately 45.6% of the assets are valued using the quoted market price for the assets in an active market at the measurement date, while 54.4% of the assets are valued using other inputs.

In selecting a rate of compensation increase, we consider past experience in light of movements in inflation rates. Our rate of compensation increase was 3.10% for 2015, 3.12% for 2014 and 3.15% for 2013.

In selecting health care cost trend rates, we consider past performance and forecasts of increases in health care costs. Our health care cost trend rate used to calculate the periodic cost was 6.75% in 2015 gradually declining to 5.00% in 2021 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Change in Actuarial Assumption	Impact on Other Postretirement Benefit Obligation as of December 31, 2015	Impact on 2015 Total Service and Interest Cost Components
	(In millions)
Increase assumed health care cost trend by 1%	$99	$8
Decrease assumed health care cost trend by 1%	$(81)	$(6)

We will use a discount rate and EROA of 4.66% and 7.02%, respectively, for estimating our 2016 pension costs. Additionally, we will use a discount rate and EROA of 4.67% and 5.20%, respectively, for estimating our 2016 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase our pension expense. Our 2015 and 2014 pension and postretirement costs, including such expenses charged to our discontinued operations, were $61 million and $24 million, respectively. The Company expects to make pension and postretirement benefit contributions to the plan trusts of $55 million, $61 million, $79 million, $93 million and $103 million in 2016, 2017, 2018, 2019 and 2020, respectively. Actual amounts contributed could change significantly from these estimates. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards. As these assumptions change from period to period, recorded pension and postretirement benefit amounts and funding requirements could also change.

Accounting for Contingencies

We record loss contingencies when management determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. The determination of a loss contingency is based on management judgment and estimates about the likely outcome of the matter, which may include an analysis of different scenarios. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is reasonably possible, management considers many factors, which include, but are not limed to: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases or situations. We provide disclosures for material contingencies when management deems there is a reasonable possibility that a loss or an additional loss may be incurred. We provide estimates of reasonably possible losses when such estimates may be reasonably determined, either as a single amount or within a reasonable range.

Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the consolidated financial statements. For a discussion of contingencies, see Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements.

New Accounting Standards

See Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of recent accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in commodity prices, equity prices and interest rates. We are exposed to risks from changes in interest rates as a result of our issuance of variable and fixed rate debt and commercial paper. We manage our interest rate exposure by limiting our variable rate exposure and by monitoring the effects of market changes in interest rates. We also have the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, forward starting swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2015, a hypothetical increase of interest rates by 1% associated with our short-term borrowings would result in a $6 million decrease in our pre-tax earnings.

In July 2010, we entered into an interest rate swap agreement with a notional amount of $100 million. This agreement effectively converted the interest on $100 million of outstanding 6.085% fixed rate debt maturing 2017 to a variable rate of six-month LIBOR plus 3.422%. We entered into this interest rate swap to mitigate interest cost at the parent company relating to debt that was incurred by our prior owners and was not used in any manner to finance the cash needs of our subsidiaries. The interest rate swap reduced interest expense by $2 million for the years ended December 31, 2015 and 2014. As the swap interest rates are fixed through

April 2016, a hypothetical 1% increase in the interest rates associated with the interest swap agreement would result in a $1 million decrease on our pre-tax earnings for the year ended December 31, 2015. This calculation holds all other variables constant and assumes only the discussed changes in interest rates.

Our risks associated with price increases for chemicals, electricity and other commodities are reduced through contractual arrangements and the expected ability to recover price increases through rates. Non-performance by these commodity suppliers could have a material adverse impact on our results of operations, financial position and cash flows.

The market price of our common stock may experience fluctuations, which may be unrelated to our operating performance. In particular, our stock price may be affected by general market movements as well as developments specifically related to the water and wastewater industry. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts and governmental or regulatory actions. This volatility may make it difficult for us to access the capital markets in the future through additional offerings of our common stock, regardless of our financial performance, and such difficulty may preclude us from being able to take advantage of certain business opportunities or meet business obligations.

We are exposed to credit risk through our water, wastewater and other water-related services provided by our Regulated Businesses and Market-Based Businesses. Our Regulated Businesses serve residential, commercial, industrial and other customers while our Market-Based Businesses engage in business activities with developers, government entities and other customers. Our primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the non-payment of customer accounts receivable balances. Our credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures such as letters of credit or prepayment arrangements. Our credit portfolio is diversified with no significant customer or industry concentrations. In addition, our Regulated Businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Water Works Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of cash flows, and of changes in stockholders’ equity present fairly, in all material respects, the financial position of American Water Works Company, Inc. and Subsidiary Companies at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2016

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31,	December 31,
	2015	2014
ASSETS
Property, plant and equipment	$18,504	$17,269
Accumulated depreciation	(4,571)	(4,240)
Property, plant and equipment, net	13,933	13,029
Current assets:
Cash and cash equivalents	45	23
Restricted funds	21	14
Accounts receivable, net	255	232
Unbilled revenues	267	221
Materials and supplies	38	37
Other	31	48
Total current assets	657	575
Regulatory and other long-term assets:
Regulatory assets	1,271	1,153
Goodwill	1,302	1,208
Other	78	73
Total regulatory and other long-term assets	2,651	2,434
TOTAL ASSETS	$17,241	$16,038

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31,	December 31,
	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 180,907,483 and 179,461,606 shares issued as of December 31, 2015 and 2014, respectively)	$2	$2
Paid-in-capital	6,351	6,302
Accumulated deficit	(1,073)	(1,296)
Accumulated other comprehensive loss	(88)	(82)
Treasury stock, at cost (2,625,112 and 260,243 shares as of December 31, 2015 and 2014, respectively)	(143)	(11)
Total common stockholders' equity	5,049	4,915
Long-term debt
Long-term debt	5,862	5,427
Redeemable preferred stock at redemption value	12	15
Total capitalization	10,923	10,357
Current liabilities:
Short-term debt	628	450
Current portion of long-term debt	54	61
Accounts payable	126	100
Accrued liabilities	493	395
Taxes accrued	26	25
Interest accrued	62	57
Other	144	153
Total current liabilities	1,533	1,241
Regulatory and other long-term liabilities:
Advances for construction	349	368
Deferred income taxes, net	2,310	2,034
Deferred investment tax credits	24	25
Regulatory liabilities	402	392
Accrued pension	342	316
Accrued postretirement benefit	169	193
Other	68	37
Total regulatory and other long-term liabilities	3,664	3,365
Contributions in aid of construction	1,121	1,075
Commitments and contingencies (See Note 15)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$17,241	$16,038

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations

(In millions, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Operating revenues	$3,159	$3,011	$2,879
Operating expenses:
Operation and maintenance	1,404	1,350	1,289
Depreciation and amortization	440	424	407
General taxes	243	236	234
(Gain) loss on asset dispositions and purchases	(3)	(2)	1
Total operating expenses, net	2,084	2,008	1,931
Operating income	1,075	1,003	948
Other income (expenses):
Interest, net	(308)	(299)	(308)
Loss on extinguishment of debt	—	—	(41)
Other, net	15	6	9
Total other income (expenses)	(293)	(293)	(340)
Income from continuing operations before income taxes	782	710	608
Provision for income taxes	306	280	237
Income from continuing operations	476	430	371
Loss from discontinued operations, net of tax	—	(7)	(2)
Net income attributable to common stockholders	$476	$423	$369

Basic earnings per share: (a)
Income from continuing operations	$2.66	$2.40	$2.08
Loss from discontinued operations, net of tax	$—	$(0.04)	$(0.01)
Net income attributable to common stockholders	$2.66	$2.36	$2.08
Diluted earnings per share: (a)
Income from continuing operations	$2.64	$2.39	$2.07
Loss from discontinued operations, net of tax	$—	$(0.04)	$(0.01)
Net income attributable to common stockholders	$2.64	$2.35	$2.06
Weighted average common shares outstanding
Basic	179	179	178
Diluted	180	180	179
Dividends declared per common share	$1.36	$1.24	$1.12

(a) Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income

(In millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income attributable to common stockholders	$476	$423	$369
Other comprehensive (loss) income, net of tax:
Change in employee benefit plan funded status, net of tax of $(6), $(29) and $47 in 2015, 2014 and 2013, respectively	(10)	(46)	73
Pension amortized to periodic benefit cost:
Actuarial loss, net of tax of $3 and $6 in 2015 and 2013, respectively	5	—	9
Foreign currency translation adjustment	(1)	—	(1)
Unrealized loss on cash flow hedge, net of tax of $(1)	—	(1)	—
Other comprehensive (loss) income	(6)	(47)	81
Comprehensive income attributable to common stockholders	$470	$376	$450

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows

(In millions)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$476	$423	$369
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	440	424	407
Deferred income taxes and amortization of investment tax credits	296	254	250
Provision for losses on accounts receivable	32	37	27
(Gain) loss on asset dispositions and purchases	(3)	(2)	1
Pension and non-pension postretirement benefits	61	24	78
Other non-cash, net	(53)	(14)	(1)
Changes in assets and liabilities:
Receivables and unbilled revenues	(84)	(62)	(79)
Pension and non-pension postretirement benefit contributions	(57)	(52)	(98)
Accounts payable and accrued liabilities	80	27	15
Other current assets and liabilities, net	(9)	38	(73)
Net cash provided by operating activities	1,179	1,097	896
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,160)	(956)	(980)
Acquisitions	(197)	(9)	(24)
Proceeds from sale of assets and securities	5	14	1
Removal costs from property, plant and equipment retirements, net	(107)	(78)	(65)
Net funds (restricted) released	(6)	15	15
Net cash used in investing activities	(1,465)	(1,014)	(1,053)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	565	501	404
Repayments of long-term debt	(130)	(240)	(496)
Proceeds from short-term borrowings with maturities greater than three months	60	35	221
Repayments of short-term borrowings with maturities greater than three months	(60)	(256)	—
Net short-term borrowings with maturities less than three months	180	41	139
Proceeds from issuances of employee stock plans and DRIP	39	21	26
Advances and contributions for construction, net of refunds of $23, $21 and $23 in 2015, 2014 and 2013, respectively	26	26	19
Debt issuance costs	(7)	(5)	(4)
Dividends paid	(239)	(216)	(149)
Anti-dilutive share repurchases	(126)	—	—
Tax benefit realized from equity compensation	—	6	—
Net cash provided by (used in) financing activities	308	(87)	160
Net increase (decrease) in cash and cash equivalents	22	(4)	3
Cash and cash equivalents at beginning of period	23	27	24
Cash and cash equivalents at end of period	$45	$23	$27
Cash paid during the year for:
Interest, net of capitalized amount	$309	$301	$318
Income taxes, net of refunds of $1 and $4 in 2015 and 2014, respectively	$12	$16	$8
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of year end	$224	$186	$129

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity

(In millions)

	Common Stock			Accumulated Other		Treasury Stock	Preferred Stock of Subsidiary Companies Without Mandatory		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shares	At Cost	Redemption Requirements	Stockholders' Equity
Balance as of December 31, 2012	177.0	$2	$6,223	$(1,665)	$(116)	—	$—	$1	$4,445
Net income	—	—	—	369	—	—	—	—	369
Direct stock reinvestment and purchase plan	0.1	—	2	—	—	—	—	—	2
Employee stock purchase plan	0.1	—	5	—	—	—	—	—	5
Stock-based compensation activity	1.2	—	32	(1)	—	(0.1)	(5)	—	26
Subsidiary preferred stock redemption	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax of $53	—	—	—	—	81	—	—	—	81
Dividends	—	—	—	(199)	—	—	—	—	(199)
Balance as of December 31, 2013	178.4	$2	$6,262	$(1,496)	$(35)	(0.1)	$(5)	$—	$4,728
Net income	—	—	—	423	—	—	—	—	423
Direct stock reinvestment and purchase plan	0.1	—	2	—	—	—	—	—	2
Employee stock purchase plan	0.1	—	5	—	—	—	—	—	5
Stock-based compensation activity	0.9	—	33	(1)	—	(0.1)	(6)	—	26
Other comprehensive loss, net of tax of $(30)	—	—	—	—	(47)	—	—	—	(47)
Dividends	—	—	—	(222)	—	—	—	—	(222)
Balance as of December 31, 2014	179.5	$2	$6,302	$(1,296)	$(82)	(0.2)	$(11)	$—	$4,915
Cumulative effect of change in accounting principle	—	—	—	(8)	—	—	—	—	(8)
Net income attributable to common stockholders	—	—	—	476	—	—	—	—	476
Direct stock reinvestment and purchase plan	0.1	—	4	—	—	—	—	—	4
Employee stock purchase plan	0.1	—	5	—	—	—	—	—	5
Stock-based compensation activity	1.2	—	40	(1)	—	(0.1)	(6)	—	33
Repurchases of common stock	—	—	—	—	—	(2.3)	(126)	—	(126)
Other comprehensive income, net of tax of $(3)	—	—	—	—	(6)	—	—	—	(6)
Dividends	—	—	—	(244)	—	—	—	—	(244)
Balance as of December 31, 2015	180.9	$2	$6,351	$(1,073)	$(88)	(2.6)	$(143)	$—	$5,049

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements

(Unless otherwise noted, in millions, except per share data)

Note 1: Organization and Operation

American Water Works Company, Inc. (the “Company” or “American Water”) is the holding company for regulated and market-based subsidiaries throughout the United States of America and Ontario, Canada. The Regulated Businesses provide water and wastewater services as public utilities in 16 states in the United States. The Market-Based Businesses is comprised of four non-reportable operating segments including Military Services Group, which conducts operation and maintenance (“O&M”) of water and wastewater systems for military bases; Contract Operations Group, which conducts operation and maintenance of water and wastewater facilities for municipalities and the food and beverage industry; Homeowner Services Group, which primarily provides water and sewer line protection plans for homeowners; and Keystone Operations, which provides water services for natural gas exploration and production companies.

Note 2: Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American Water and all of its subsidiaries in which a controlling interest is maintained after the elimination of intercompany accounts and transactions. Intercompany balances and transactions between subsidiaries have been eliminated. The Company uses the equity method to report its investments in joint ventures in which the Company holds up to a 50% voting interest and cannot exercise control over the operations and policies of the investments. Under the equity method, the Company records its interests as an investment and its percentage share of the investee’s earnings as earnings or losses.

In July 2015, the Company acquired a ninety-five percent interest in Water Solutions Holdings, LLC, including its wholly-owned subsidiary, Keystone Clearwater Solutions, LLC (collectively referred to as “Keystone”). The outside stockholders’ interest, which is redeemable at the option of the minority owners, is recognized as redeemable noncontrolling interest. The redeemable noncontrolling interest amounted to $7 as of December 31, 2015 and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The net loss attributable to the noncontrolling interest was not significant. The Company has entered into an agreement, whereby it has the option to acquire from the minority owners, and the minority owners have the option to sell to the Company, the remaining five percent interest at fair value upon the occurrence of certain triggering events or at defined dates of December 31, 2016 and December 31, 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company considers its critical accounting estimates to include: the application of regulatory accounting principles and the related determination and estimates of regulatory assets and liabilities; estimates used in impairment testing of goodwill and other long-lived assets, including regulatory assets; revenue recognition; accounting for income taxes; benefit plan assumptions; and contingent liabilities. The Company’s critical accounting estimates that are particularly sensitive to change in the near term are amounts reported for regulatory assets and liabilities, benefit plans assumptions, contingency-related obligations and goodwill.

Regulation

The Company’s regulated utilities are subject to economic regulation by the public utility commissions and the local governments of the states in which they operate (the “PUCs”). These PUCs generally authorize revenue at levels intended to recover the estimated costs of providing service, plus a return on net investments, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of utility revenue, an incurred cost that would otherwise be charged to expense by a non-regulated entity is to be deferred as a regulatory asset if it is probable that the cost is recoverable in future rates. Conversely, GAAP requires recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. See Note 6—Regulatory Assets and Liabilities.

Property, Plant and Equipment

Property, plant and equipment consist primarily of utility plant. Additions to utility plant and replacements of retirement units of property are capitalized. Costs include material, direct labor and such indirect items as engineering and supervision, payroll taxes and benefits, transportation and an allowance for funds used during construction (“AFUDC”). The cost of repairs, maintenance, including planned major maintenance activities, and minor replacements is charged to maintenance expense as incurred.

The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $311 and $320 as of December 31, 2015 and 2014, respectively.

When units of property are replaced, retired or abandoned, the recorded value is credited to the asset account and charged to accumulated depreciation. To the extent the Company recovers cost of removal or other retirement costs through rates after the retirement costs are incurred, a regulatory asset is recorded. In some cases, the Company recovers retirement costs through rates during the life of the associated asset and before the costs are incurred. These amounts result in a regulatory liability being reported based on the amounts previously recovered through customer rates, until the costs to retire those assets are incurred.

The cost of property, plant and equipment is depreciated using the straight-line average remaining life method. The Company’s regulated utility subsidiaries record depreciation in conformity with amounts approved by state regulators after regulatory review of information the Company submits to support its estimates of the assets’ remaining useful lives.

Nonutility property consists primarily of buildings and equipment utilized by the Company for internal operations. This property is stated at cost, net of accumulated depreciation calculated using the straight-line method over the useful lives of the assets.

Cash and Cash Equivalents

Substantially all cash is invested in interest-bearing accounts. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Restricted Funds

Restricted funds primarily represent proceeds from financings for the construction and capital improvement of facilities and deposits for future services under operation and maintenance projects. The proceeds from these financings are held in escrow until the designated expenditures are incurred. Classification of restricted funds in the Consolidated Balance Sheets as either current or long-term is based upon the intended use of the funds.

Accounts Receivable and Unbilled Revenues

Accounts receivable include regulated utility customer accounts receivable, which represent amounts billed to water and wastewater customers on a cycle basis. Credit is extended based on the guidelines of the applicable PUCs and collateral is generally not required. Also included are market-based trade accounts receivable and nonutility customer receivables of the regulated subsidiaries. Unbilled revenues are accrued when service has been provided but has not been billed to customers.

Allowance for Uncollectible Accounts

Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due and previous loss history. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding. See Note 5—Allowance for Uncollectible Accounts.

Materials and Supplies

Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.

Goodwill

Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized, but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is primarily associated with the acquisitions of E’town Corporation in 2001, American Water in 2003 and Keystone in 2015 (the “Acquisitions”) and has been assigned to reporting units based on the fair values at the date of the Acquisitions. The reporting units in the Regulated Businesses segment are aggregated into a single reporting unit. The Market-Based Businesses is comprised of four non-reportable operating segments. The Company’s annual impairment test is performed as of November 30 of each year, in conjunction with the completion of the Company’s annual business plan. The Company assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If based on qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, no further testing is required. If the Company bypasses the qualitative assessment or performs the qualitative assessment, but determines that it is more likely than not that its fair value is less than its carrying amount, a quantitative two-step, fair value-based test is performed.

The first step compares the estimated fair value of the reporting unit to its respective net carrying value, including goodwill, on the measurement date. If the estimated fair value of any reporting unit is less than such reporting unit’s carrying value, then the second step is performed to measure the amount of the impairment loss (if any) for such reporting unit.

The second step requires an allocation of fair value to the individual assets and liabilities using purchase price allocation accounting guidance in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount for the reporting unit, an impairment loss is recorded as a reduction to goodwill and a charge to operating expense. Application of the goodwill impairment test requires management judgment, including the identification of reporting units and determining the fair value of the reporting unit. Management estimates fair value using a combination of a discounted cash flow analysis and market multiples analysis. Significant assumptions used in these fair value analyses include discount and growth rates and projected terminal values.

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

The Company holds other investments including investments in privately held companies and investments in joint ventures accounted for using the equity method. The Company’s investments in privately held companies and joint ventures are classified as other long-term assets in the accompanying Consolidated Balance Sheets.

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

Advances for Construction and Contributions in Aid of Construction

Regulated utility subsidiaries may receive advances for construction and contributions in aid of construction from customers, home builders and real estate developers to fund construction necessary to extend service to new areas.

Advances are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities as of December 31, 2015 and 2014 in the accompanying Consolidated Balance Sheets are estimated refunds of $19 and $18, respectively. Those amounts represent expected refunds during the next 12-month period.

Advances that are no longer refundable are reclassified to contributions. Contributions are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.

Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. In accordance with applicable regulatory guidelines, some of the Company’s utility subsidiaries do not amortize contributions, and any contribution received remains on the balance sheet indefinitely. Amortization of contributions in aid of construction was $26, $24 and $22 for the years ended December 31, 2015, 2014 and 2013, respectively.

Recognition of Revenues

Revenues of the regulated utility subsidiaries are recognized as water and wastewater services are provided, and include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the date of the meter reading associated with the latest customer bill to the end of the accounting period.

The Company has agreements with the U.S. Department of Defense to operate and maintain water and wastewater systems at various military bases pursuant to 50-year contracts (“military agreements”). These contracts also include construction components that are accounted for separately from the O&M components. Nine of the military agreements are subject to periodic price redetermination adjustments and modifications for changes in circumstance. The remaining three agreements are subject to annual price adjustments under a mechanism similar to price redeterminations. Additionally, the Company has agreements ranging in length from two to 40 years with municipalities and businesses in various industries to operate and maintain water and wastewater systems (“O&M agreements”). Revenues from operations and management services are recognized as services are provided. See Note 15—Commitments and Contingencies.

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

Income Taxes

American Water and its subsidiaries participate in a consolidated federal income tax return for U.S. tax purposes. Members of the consolidated group are charged with the amount of federal income tax expense determined as if they filed separate returns.

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

Allowance for Funds Used During Construction

AFUDC is a non-cash credit to income with a corresponding charge to utility plant that represents the cost of borrowed funds or a return on equity funds devoted to plant under construction. The regulated utility subsidiaries record AFUDC to the extent permitted by the PUCs. The portion of AFUDC attributable to borrowed funds is shown as a reduction of interest, net in the accompanying Consolidated Statements of Operations. Any portion of AFUDC attributable to equity funds would be included in other income (expenses) in the accompanying Consolidated Statements of Operations. AFUDC is summarized in the following table for the years ended December 31:

	2015	2014	2013
Allowance for other funds used during construction	$13	$9	$13
Allowance for borrowed funds used during construction	8	6	6

Environmental Costs

The Company’s water and wastewater operations are subject to U.S. federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. Remediation costs accrued amounted to $1 and $2 as of December 31, 2015 and 2014, respectively. The accrual relates entirely to a conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration (“NOAA”) requiring the Company to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the State of California. The Company has agreed to pay $1 annually from 2010 to 2016. The Company’s inception-to-date costs related to the NOAA agreement were recorded in regulatory assets in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014 and are expected to be fully recovered from customers in future rates.

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

Cash flows from derivative contracts are included in net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

New Accounting Standards

The following recently issued accounting standards have been adopted by the Company as of December 31, 2015:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Service Concession Arrangements

Clarified that an operating entity should not account for a services concession arrangement with a public-sector grantor as a lease if: (1) the grantor controls or has the ability to modify or approve the services the operating entity must provide, to whom it must provide them, and at what price; and (2) the grantor controls any residual interest in the infrastructure at the end of the arrangement. In addition, the infrastructure used in a service concession arrangement would not be recognized as property, plant and equipment of the operating entity.

		January 1, 2015	Modified retrospective basis

The Company reduced nonutility property and other long-term assets for infrastructure related to service concession arrangements and recognized a cumulative effect adjustment of $8 net of tax, to the opening balance of accumulated deficit at January 1, 2015.

Reporting Discontinued Operations

Amended the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Now, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. In addition, the update no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or if there is significant continuing involvement with a component after its disposal.

		January 1, 2015	Prospective basis	The adoption of this standard did not impact the Company’s results of operations, financial position or cash flows.
Presentation of Debt Issuance Costs

Updated guidance on the imputation of interest and simplified the presentation of debt issuance costs. The updated guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. Such treatment is consistent with the current presentation of debt discounts or premiums.

		October 1, 2015	Retrospective basis

The December 31, 2014 Consolidated Balance Sheet was revised, which resulted in decreases of $7 to other assets and long-term debt, respectively. Unamortized debt issuance costs of $7 were included in long-term debt as of December 31, 2015.

Presentation of Deferred Income Taxes	Simplified the presentation of deferred income taxes and requires that deferred income tax assets and liabilities be classified as noncurrent in the balance sheet.	October 1, 2015	Retrospective basis	The December 31, 2014 Consolidated Balance Sheet was revised, which resulted in decreases of $87 to the current deferred income tax asset and long-term deferred income tax liability.

The following recently issued accounting standards have not yet been adopted by the Company as of December 31, 2015:

Standard	Description	Effective Date	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Revenue from Contracts with Customers

Provided new revenue recognition guidance that will replace most existing revenue recognition guidance in GAAP, including industry-specific guidance. Upon adoption, a company will recognize revenue for the transfer of goods or services to customers equal to the amount that it expects to be entitled to receive for those goods or services. The guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

		January 1, 2018	The Company is currently evaluating the alternative methods available and has not yet selected a transition method.	The Company is currently evaluating the effect on the financial statements and related disclosures.
Accounting for Fees Paid in a Cloud Computing Arrangement

Clarified guidance on how customers should account for fees paid in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement contains a software license, the customer would account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer would account for the arrangement as a service contract.

		January 1, 2016	Prospective basis	The effect on the financial statements upon adoption will be dependent on the software license arrangements entered into by the Company subsequent adoption.

Reclassifications

Certain reclassifications have been made to prior periods in the accompanying consolidated financial statements and notes to conform to the current presentation

Note 3: Acquisitions and Divestitures

Acquisitions

During 2015, the Company closed on fourteen acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $64. Assets acquired, principally utility plant, totaled $90. Liabilities assumed totaled $26, including $10 of contributions in aid of construction, and assumed debt of $1. The Company recorded additional goodwill of $3 associated with four of its acquisitions, which is reported in its Regulated Businesses segment and is expected to be fully deductible for tax purposes. The Company also recognized a bargain purchase gain of $3 associated with five of its acquisitions, of which $1 was deferred as a regulatory liability.

The Company also closed on the Keystone acquisition, which is included as part of the Market-Based Businesses, for a total purchase price of $133, net of cash received. The fair value of identifiable assets acquired and liabilities assumed was $56 and $7, respectively, and principally included the acquisition of nonutility property of $25, accounts receivable and unbilled revenues of $18 and intangible assets of $12. The purchase price allocation, which is based on the estimated fair value of net assets acquired, resulted in the Company recording redeemable noncontrolling interest of $7 and additional goodwill of $91. Goodwill is expected to be fully deductible for tax purposes. The pro forma impact of this acquisition would not have been material to the Company’s results of operations for the years ended December 31, 2015 and 2014 respectively.

During 2014, the Company closed on thirteen acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $9. Assets acquired, principally plant, totaled $17. Liabilities assumed totaled $8, including $5 of contributions in aid of construction and assumed debt of $2.

During 2013, the Company closed on fifteen acquisitions of various regulated water and wastewater systems for a total aggregate net purchase price of $24. Assets acquired, primarily utility plant, totaled $67. Liabilities assumed totaled $43, including $26 of contributions in aid of construction and assumed debt of $13. Included in these totals was the Company’s November 14, 2013 acquisition of all of the capital stock of Dale Service Corporation (“Dale”), a regulated wastewater utility company, for a total cash purchase price of $5 (net of cash acquired of $7), plus assumed liabilities. The Dale acquisition was accounted for as a business combination; accordingly, operating results from November 14, 2013 were included in the Company’s results of operations. The purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of acquisition. The Company’s regulatory practice was followed whereby property, plant and equipment (rate base) was considered fair value for business combination purposes. Similarly, regulatory assets and liabilities acquired were recorded at book value and are subject to regulatory approval where applicable. The acquired debt was valued in a manner consistent with the Company’s Level 3 debt. See Note 17—Fair Value of Financial Instruments. Non-cash assets acquired in the Dale acquisition, primarily utility plant, totaled $41; liabilities assumed totaled $36, including debt assumed of $13 and contributions of $19.

Divestitures

In November 2014, the Company completed the sale of Terratec, previously included in the Market-Based Businesses. After post-close adjustments, net proceeds from the sale totaled $1, and the Company recorded a pretax loss on sale of $1.

The following table summarizes the operating results of discontinued operations presented in the accompanying Consolidated Statements of Operations for the years ended December 31:

	2014	2013
Operating revenues	$13	$23
Total operating expenses, net	19	26
Loss from discontinued operations before income taxes	(6)	(3)
Provision (benefit) for income taxes	1	(1)
Loss from discontinued operations, net of tax	$(7)	$(2)

The provision for income taxes of discontinued operations includes the recognition of tax expense related to the difference between the tax basis and book basis of assets upon the sales of Terratec that resulted in taxable gains, since an election was made under Section 338(h)(10) of the Internal Revenue Code to treat the sales as asset sales.

There were no assets or liabilities of discontinued operations in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014.

Note 4: Property, Plant and Equipment

The following table summarizes the major classes of property, plant and equipment by category as of December 31:

			Range of Remaining	Weighted Average
	2015	2014	Useful Lives	Useful Life
Utility plant:
Land and other non-depreciable assets	$141	$137
Sources of supply	705	681	12 to 127 Years	51 Years
Treatment and pumping facilities	3,070	2,969	3 to 101 Years	39 Years
Transmission and distribution facilities	8,516	7,963	9 to 156 Years	83 Years
Services, meters and fire hydrants	3,250	3,062	8 to 93 Years	35 Years
General structures and equipment	1,227	1,096	1 to 154 Years	39 Years
Waste treatment, pumping and disposal	313	281	2 to 115 Years	46 Years
Waste collection	473	399	5 to 109 Years	56 Years
Construction work in progress	404	303
Total utility plant	18,099	16,891
Nonutility property	405	378	3 to 50 years	6 Years
Total property, plant and equipment	$18,504	$17,269

Property, plant and equipment depreciation expense amounted to $405, $392, and $374 for the years ended December 31, 2015, 2014 and 2013, respectively and was included in depreciation and amortization expense in the accompanying Consolidated Statements of Operations. The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 3.13% for the year ended December 31, 2015 and 3.20% for years December 31, 2014 and 2013.

Note 5: Allowance for Uncollectible Accounts

The following table summarizes the changes in the Company’s allowances for uncollectible accounts for the years ended December 31:

	2015	2014	2013
Balance as of January 1	$(35)	$(34)	$(27)
Amounts charged to expense	(32)	(37)	(27)
Amounts written off	38	43	24
Recoveries of amounts written off	(10)	(7)	(4)
Balance as of December 31	$(39)	$(35)	$(34)

Note 6: Regulatory Assets and Liabilities

Regulatory Assets

The regulatory assets represent costs that are probable of recovery from customers in future rates. The majority of the regulatory assets earn a return. The following table summarizes the composition of regulatory assets as of December 31:

	2015	2014
Deferred pension expense	$269	$263
Income taxes recoverable through rates	236	229
Removal costs recoverable through rates	225	163
Deferred other postretirement benefit expense	90	107
San Clemente Dam project costs	95	72
Regulatory balancing accounts	88	60
Debt expense	68	71
Purchase premium recoverable through rates	60	60
Deferred tank painting costs	37	37
Other	103	91
Total Regulatory Assets	$1,271	$1,153

The Company’s deferred pension expense includes a portion of the underfunded status that is probable of recovery through rates in future periods of $258 and $248 as of December 31, 2015 and 2014, respectively. The remaining portion is the pension expense in excess of the amount contributed to the pension plans which is deferred by certain subsidiaries and will be recovered in future service rates as contributions are made to the pension plan.

The Company has recorded a regulatory asset for the additional revenues expected to be realized when the tax effects of temporary differences previously flowed through to customers reverse. These temporary differences are primarily related to the difference between book and tax depreciation on property placed in service before the adoption by the regulatory authorities of full normalization for rate making purposes. Full normalization requires no flow through of tax benefits to customers. The regulatory asset for income taxes recoverable through rates is net of the reduction expected in future revenues as deferred taxes previously provided, attributable to the difference between the state and federal income tax rates under prior law and the current statutory rates, reverse over the average remaining service lives of the related assets.

Removal costs recoverable through rates represent costs incurred for removal of property, plant and equipment or other retirement costs.

The Company’s deferred other postretirement benefit expense includes a portion of the underfunded status that is probable of recovery through rates in future periods of $87 and $107 as of December 31, 2015 and 2014, respectively. The remaining portion is postretirement benefit expense in excess of the amount recovered in rates through 1997 has been deferred by certain subsidiaries. These costs are recognized in the rates charged for water service and will be recovered as authorized by the Company’s regulatory authorities.

San Clemente Dam project costs represent costs incurred and deferred by the Company’s California subsidiary pursuant to its efforts to investigate alternatives to strengthen or remove the dam due to potential earthquake and flood safety concerns. In June 2012, the California Public Utility Commission (“CPUC”) issued a decision authorizing implementation of a project to reroute the Carmel River and remove the San Clemente Dam. The project includes the Company’s California subsidiary, the California State Conservancy and the National Marine Fisheries Services. Under the order’s terms, the CPUC has authorized recovery of $24 for pre-construction costs, $3 for interim dam safety measures and environmental costs and $49 for construction costs. The authorized costs of $76 are to be recovered via a surcharge over a twenty-year period beginning October 2012. Surcharges collected as of December 31, 2015 and 2014 were $4 and $5, respectively. In addition to the authorized costs, the Company expects to incur additional costs totaling $34, which will be recovered from contributions made by the California State Coastal Conservancy. Contributions collected as of December 31, 2015 and 2014 were $8 and $5, respectively.

Regulatory balancing accounts accumulate differences between revenues recognized and authorized revenue requirements until they are collected from customers or are refunded. Regulatory balancing accounts include low income programs and purchased power and water accounts.

Debt expense is amortized over the lives of the respective issues. Call premiums on the redemption of long-term debt, as well as unamortized debt expense, are deferred and amortized to the extent they will be recovered through future service rates.

Purchase premium recoverable through rates is primarily the recovery of the acquisition premiums related to an asset acquisition by the Company’s California subsidiary during 2002, and acquisitions in 2007 by the Company’s New Jersey subsidiary. As authorized for recovery by the California and New Jersey PUCs, these costs are being amortized to depreciation and amortization in the Consolidated Statements of Operations through November 2048.

Tank painting costs are generally deferred and amortized to operations and maintenance expense in the Consolidated Statements of Operations on a straight-line basis over periods ranging from five to fifteen years, as authorized by the regulatory authorities in their determination of rates charged for service.

Other regulatory assets include certain deferred business transformation costs, construction costs for treatment facilities, property tax stabilization, employee-related costs, business services project expenses, coastal water project costs, rate case expenditures and environmental remediation costs among others. These costs are deferred because the amounts are being recovered in rates or are probable of recovery through rates in future periods.

Regulatory Liabilities

The regulatory liabilities generally represent probable future reductions in revenues associated with amounts that are to be credited or refunded to customers through the rate-making process. The following table summarizes the composition of regulatory liabilities as of December 31:

	2015	2014
Removal costs recovered through rates	$311	$301
Pension and other postretirement benefit balancing accounts	59	54
Other	32	37
Total Regulatory Liabilities	$402	$392

Removal costs recovered through rates are estimated costs to retire assets at the end of their expected useful life that are recovered through customer rates over the life of the associated assets. In December 2008, the Company’s subsidiary in New Jersey, at the direction of the New Jersey PUC, began to depreciate $48 of the total balance into depreciation and amortization expense in the Consolidated Statements of Operations via straight line amortization through November 2048.

Pension and other postretirement benefit balancing accounts represent the difference between costs incurred and costs authorized by the PUC’s that are expected to be refunded to customers.

Other regulatory liabilities include legal settlement proceeds, deferred gains and various regulatory balancing accounts.

Note 7: Goodwill and Other Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014:

	Regulated Businesses		Market-Based Businesses		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance as of January 1, 2014	$3,412	$(2,332)	$236	$(108)	$3,648	$(2,440)	$1,208
Goodwill from acquisitions	3	—	91	—	94	—	94
Balance as of December 31, 2015	$3,415	$(2,332)	$327	$(108)	$3,742	$(2,440)	$1,302

The Company recorded goodwill of $91 as part of the Keystone acquisition. The Keystone business is an operating segment comprised of one reporting unit to which all of the goodwill arising from the acquisition was assigned and which is included in the Market-Based Business information. The Company also acquired aggregate goodwill of $3 associated with four of its acquisitions in its Regulated Businesses segment.

Excluding goodwill acquired in 2015 related to the Keystone acquisition, the Company determined that no qualitative factors were present that would indicate the estimated fair values of its reporting units were less than the respective carrying values. As such, the Company determined that the two-step goodwill impairment test was not necessary at November 30, 2015 or 2014.

A step one test was completed for the Keystone goodwill. We used an income approach valuation technique which estimates the discounted future cash flows of operations. The discounted cash flow analysis relies on a single scenario reflecting best estimate projected cash flows. Significant assumptions were used in estimating the fair value, including the discount rate, growth rate and terminal value. The estimated fair value of the Keystone reporting unit exceeded its carrying value by less than 3% and as such the Company does not believe the goodwill is impaired. If a further decline in the fair value were to occur the Keystone reporting unit could be at risk of failing step one of the goodwill impairment test.

There can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the performance of the Company’s reporting units. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utilities and reporting unit companies, the lack of an increase in the Company’s market price consistent with its peer companies, decreases in control premiums or continued downward pressure on commodity prices. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. In regards to the Keystone goodwill, adverse developments in market conditions, including prolonged depression of natural gas prices or other factors that negatively impact our forecast operating results, cash flows or key assumptions in the future could result in an impairment charge of a portion or all of the goodwill balance.

Other Intangible Assets

Included in other long-term assets as of December 31, 2015, is a $12 customer relationship intangible resulting from the Keystone acquisition. This intangible is being amortized on a straight-line basis over a period of eight years.

Note 8: Stockholders’ Equity

Common Stock

Under the dividend reinvestment and direct stock purchase plan (the “DRIP”), stockholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through the plan administrator without commission fees. Shares purchased by participants through the DRIP may be newly-issued shares, treasury shares, or at the Company’s election, shares purchased by the plan administrator in the open market or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2015, there were approximately 4.5 shares available for future issuance under the DRIP.

Antidilutive Stock Repurchase Program

In February 2015, the Company’s Board of Directors authorized an anti-dilutive common stock repurchase program to mitigate the dilutive effect of shares issued through the Company’s dividend reinvestment, employee stock purchase and executive compensation activities. This program allows the Company to purchase up to 10 shares of its outstanding common stock over an unrestricted period of time in the open market or through privately negotiated transactions in order to minimize dilution.

The shares repurchased are held as treasury shares, at cost, until cancelled or reissued at the discretion of the Company’s management. As of December 31, 2015, the Company purchased 2.3 shares of common stock in the open market at an aggregate cost of $126 under this program.

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2015 and 2014:

	Defined Benefit Plans					Accumulated
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss	Foreign Currency Translation	Loss on Cash Flow Hedge	Other Comprehensive Loss
Beginning balance as of January 1, 2014	$(70)	$1	$31	$3	$—	$(35)
Other comprehensive loss (income)	(46)	—	—	—	(1)	(47)
Ending balance as of December 31, 2014	$(116)	$1	$31	$3	$(1)	$(82)
Other comprehensive loss (income)	(10)	—	5	(1)	—	(6)
Ending balance as of December 31, 2015	$(126)	$1	$36	$2	$(1)	$(88)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs have been capitalized as a regulatory asset. These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 14—Employee Benefits.

The amortization of the loss on cash flow hedge is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.

Note 9: Stock Based Compensation

The Company has granted stock option and restricted stock unit (“RSUs”) awards to non-employee directors, officers and other key employees of the Company pursuant to the terms of its 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). The total aggregate number of shares of common stock that may be issued under the 2007 Plan is 15.5. As of December 31, 2015, 8.4 shares were available for grant under the 2007 Plan. Shares issued under the 2007 Plan may be authorized-but-unissued shares of Company stock or reacquired shares of Company stock, including shares purchased by the Company on the open market.

The Company recognizes compensation expense for stock awards over the vesting period of the award. The following table presents stock-based compensation expense recorded in operation and maintenance expense in the accompanying Consolidated Statements of Operations for the years ended December 31:

	2015	2014	2013
Stock options	$2	$2	$3
RSUs	8	10	9
ESPP	1	1	1
Stock-based compensation	11	13	13
Income tax benefit	(4)	(5)	(5)
Stock-based compensation expense, net of tax	$7	$8	$8

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2015, 2014 and 2013.

The cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock options and RSUs awards at the date of the grant is amortized through expense over the three-year service period. All awards granted in 2015, 2014 and 2013 are classified as equity.

The Company receives a tax deduction based on the intrinsic value of the award at the exercise date for stock options and the distribution date for RSUs. For each award, throughout the requisite service period, the Company recognizes the tax benefits, which have been included in deferred income tax assets, related to compensation costs. The tax deductions in excess of the benefits recorded throughout the requisite service period are recorded to common stockholders’ equity or the statement of operations and are presented in the financing section of the Consolidated Statements of Cash Flows.

The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the reporting period and adjusted as necessary.

Stock Options

In 2015, 2014 and 2013, the Company granted non-qualified stock options to certain employees under the 2007 Plan. The stock options vest ratably over the three-year service period beginning on January 1 of the year of the grant. These awards have no performance vesting conditions and the grant date fair value is amortized through expense over the requisite service period using the straight-line method and is included in operations and maintenance expense in the accompanying Consolidated Statements of Operations.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model for grants and the resulting weighted-average grant date fair value per share of stock options granted for the years ended December 31:

	2015	2014	2013
Dividend yield	2.35%	2.55%	2.52%
Expected volatility	17.64%	17.75%	23.50%
Risk-free interest rate	1.48%	1.06%	0.70%
Expected life (years)	4.4	3.6	4.3
Exercise price	$52.75	$44.29	$39.60
Grant date fair value per share	$6.21	$4.57	$5.78

The Company utilized the “simplified method” to determine the expected stock option life due to insufficient historical experience to estimate the exercise patterns of the stock options granted. The Company began granting stock options at the time of its initial public offering in April 2008. Expected volatility is based on a weighted average of historic volatilities of traded common stock of peer companies (regulated water companies) over the expected term of the stock options and historic volatilities of the Company’s common stock during the period it has been publicly traded. The dividend yield is based on the Company’s expected dividend payments and the stock price on the date of grant. The risk-free interest rate is the market yield on U.S. Treasury strips with maturities similar to the expected term of the stock options. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options vest over periods ranging from one to three years and have a maximum term of seven years from the effective date of the grant.

As of December 31, 2015, $2 of total unrecognized compensation cost related to nonvested stock options is expected to be recognized over the remaining weighted-average period of 1.6 years. The total grant date fair value of stock options vested was $3 for the years ended December 31, 2015 and 2014 and $4 for the year ended December 31, 2013.

The table below summarizes stock option activity for the year ended December 31, 2015:

	Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding as January 1, 2015	1,910	$33.47	3.9	$38
Granted	301	52.75
Forfeited or expired	(51)	44.36
Exercised	(973)	31.26
Options outstanding as of December 31, 2015	1,187	$39.70	3.9	$24
Exercisable as of December 31, 2015	666	$32.92	2.6	$18

The following table summarizes additional information regarding stock options exercised during the years ended December 31:

	2015	2014	2013
Intrinsic value	$22	$13	$15
Exercise proceeds	30	15	20
Income tax benefit	7	4	4

RSUs

During 2012, the Company granted selected employees an aggregate of 139 thousand RSUs with internal performance measures and, separately, certain market thresholds. These awards vested in January 2015. The terms of the grants specified that to the extent certain performance goals, comprised of internal measures and, separately, market thresholds were achieved, the RSUs would vest; if performance goals were surpassed, up to 175% of the target awards would be distributed; and if performance goals were not met, the awards would be forfeited. In January 2015, an additional 93 thousand RSUs were granted and distributed because performance thresholds were exceeded.

In 2015, 2014 and 2013, the Company granted RSUs, both with and without performance conditions, to certain employees under the 2007 Plan. The RSUs without performance conditions vest ratably over the three-year service period beginning January 1 of the year of the grant and the RSUs with performance conditions vest ratably over the three-year performance period beginning January 1 of the year of the grant (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period.

During 2015, 2014 and 2013, the Company granted RSUs to non-employee directors under the 2007 Plan. The RSUs vested on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of: (i) 15 months after grant date, subject to any deferral election by the director; or (ii) the participant’s separation from service. Because these RSUs vested on the grant date, the total grant date fair value was recorded in operation and maintenance expense included in the expense table above on the grant date.

RSUs generally vest over periods ranging from one to three years. RSUs granted with service-only conditions and those with internal performance measures are valued at the market value of the closing price of the Company’s common stock on the date of grant. RSUs granted with market conditions are valued using a Monte Carlo model. Expected volatility is based on historical volatilities of traded common stock of the Company and comparative companies using daily stock prices over the past three years. The expected term is three years and the risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date. The following table presents the weighted-average assumptions used in the Monte Carlo simulation and the weighted-average grant date fair values of RSUs granted for the years ended December 31:

	2015	2014	2013
Expected volatility	14.93%	17.78%	19.37%
Risk-free interest rate	1.07%	0.75%	0.40%
Expected life (years)	3.0	3.0	3.0
Grant date fair value per share	$62.10	$45.45	$40.13

The grant date fair value of restricted stock awards that vest ratably and have market and/or performance and service conditions are amortized through expense over the requisite service period using the graded-vesting method. RSUs that have no performance conditions are amortized through expense over the requisite service period using the straight-line method and are included in operations expense in the accompanying Consolidated Statements of Operations. As of December 31, 2015, $4 of total unrecognized compensation cost related to the nonvested restricted stock units is expected to be recognized over the weighted-average remaining life of 1.4 years. The total grant date fair value of RSUs vested was $12, $11 and $9 for the years ended December 31, 2015, 2014 and 2013.

The table below summarizes restricted stock unit activity for the year ended December 31, 2015:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Non-vested total as of January 1, 2015	516	$41.46
Granted	156	55.67
Performance share adjustment	93	38.11
Vested	(304)	39.46
Forfeited	(25)	45.84
Non-vested total as of December 31, 2015	436	$46.97

The following table summarizes additional information regarding RSUs distributed during the years ended December 31:

	2015	2014	2013
Intrinsic value	$17	$16	$14
Income tax benefit	2	2	2

If dividends are paid with respect to shares of the Company’s common stock before the RSUs are distributed, the Company credits a liability for the value of the dividends that would have been paid if the RSUs were shares of Company common stock. When the RSUs are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $1 to accumulated deficit in the accompanying Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan

Under the Nonqualified Employee Stock Purchase Plan (“ESPP”), employees can use payroll deductions to acquire Company stock at the lesser of 90% of the fair market value of common stock at either the beginning or the end of a three-month purchase period. As of December 31, 2015, there were 1.2 shares of common stock reserved for issuance under the ESPP. The Company’s

ESPP is considered compensatory. During the years ended December 31, 2015, 2014 and 2013, the Company issued 98, 102 and 111 thousand shares, respectively, under the ESPP.

Note 10: Long-Term Debt

The Company obtains long-term debt primarily to fund capital expenditures of the regulated subsidiaries and refinance debt of the parent company. The following table summarizes the components of long-term as of December 31:

	Rate	Weighted Average Rate	Maturity	2015	2014
Long-term debt of American Water Capital Corp. (a)
Senior notes—fixed rate	3.40%-8.27%	5.23%	2016-2045	$4,273	$3,753
Private activity bonds and government funded debt—fixed rate	1.79%-6.25%	5.41%	2021-2040	195	231
Long-term debt of other American Water subsidiaries
Private activity bonds and government funded debt—fixed rate (b)	0.00%-6.20%	4.70%	2016-2041	790	795
Mortgage bonds—fixed rate	4.29%-9.71%	7.41%	2017-2039	637	677
Mandatorily redeemable preferred stock	8.47%-9.75%	8.61%	2019-2036	13	17
Capital lease obligations	12.23%	12.23%	2026	1	1
Long-term debt				5,909	5,474
Unamortized debt premium, net (c)				23	31
Unamortized debt issuance costs				(7)	(6)
Interest rate swap fair value adjustment				3	4
Total long-term debt				$5,928	$5,503
(a)

This indebtedness is considered “debt” for purposes of a support agreement between American Water and American Water Capital Corp. (“AWCC”), which serves as a functional equivalent of a guarantee by AWCC’s payment obligations under such indebtedness.

(b)

Includes $8 and $10 of variable rate debt with variable-to-fixed interest rate swaps ranging between 4.65% and 3.93%, as of December 31, 2015 and 2014, respectively. This debt was assumed via an acquisition in 2013.

(c)	Primarily fair value adjustments previously recognized in acquisition purchase accounting.

All mortgage bonds and $716 of the private activity bonds and government funded debt held by the subsidiaries were collateralized by utility plant as of December 31, 2015.

Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, the Company from issuing debt secured by the Company’s assets. Certain long term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2015 was 0.56 to 1.00. In addition, the Company has $985 of notes which include the right to redeem the notes at par in whole or in part from time to time subject to certain restrictions.

The future sinking fund payments and maturities were as follows:

Year	Amount
2016	$54
2017	573
2018	457
2019	166
2020	22
Thereafter	4,637

The following long-term debt was issued in 2015:

Company	Type	Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	3.40%-4.30%	2025-2045	$550
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	1.00%-1.56%	2032	15
Total issuances				$565

The Company also assumed debt of $1 as a result of an acquisition during 2015, which has a fixed interest rate of 1.00% and matures in 2040. The Company incurred debt issuance costs of $5 related to the above issuances.

The following long-term debt was retired through optional redemption or payment at maturity during 2015:

Company	Type	Rate	Maturity	Amount
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-5.25%	2015-2031	$36
AWCC	Senior notes—fixed rate	6.00%	2015	30
Other American Water subsidiaries (a)	Private activity bonds and government funded debt—fixed rate	0.00%-5.40%	2015-2041	61
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%-9.18%	2031-2036	4
Total retirements and redemptions				$131
(a)	Includes $2 of non-cash defeasance via the use of restricted funds.

Interest, net includes interest income of approximately $13, $11 and $12 in 2015, 2014 and 2013, respectively.

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

The Company has an interest-rate swap to hedge $100 of its 6.085% fixed-rate debt maturing 2017. The Company pays variable interest of six-month LIBOR plus 3.422%. The swap is accounted for as a fair-value hedge and matures with the fixed-rate debt in 2017. The following table provides a summary of the derivative and fixed rate debt fair value balances recorded by the Company as of December 31, 2015 and 2014, and the line items in the Consolidated Balance Sheets in which such amounts are recorded:

Balance Sheet Classification	2015	2014
Regulatory and other long-term assets
Other	$2	$4
Long-term debt
Long-term debt	2	4

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current net income. The Company includes the gain or loss on the derivative instrument and the offsetting gain or loss on the hedged item in interest expense for the years ended December 31 were as follows:

Income Statement Classification	2015	2014	2013
Interest, net
Loss on swap	$(1)	$(1)	$(3)
Gain on borrowing	1	1	3

Note 11: Short-Term Debt

Short-term debt consists of commercial paper and credit facility borrowings totaling $628 and $450 as of December 31, 2015 and 2014, respectively. As of December 31, 2015 there were no borrowings outstanding with maturities greater than three months.

AWCC has a revolving credit facility with $1,250 in aggregate total commitments from a diversified group of financial institutions. The agreement includes a $150 sublimit for letters of credit and a $100 sublimit for swing loans. On June 30, 2015, AWCC and its lenders extended the termination date of revolving credit facility from October 2018 to June 2020. The amended and restated agreement also allows AWCC to request to further extend the term of the credit facility for up to two one-year periods.

Interest on borrowings are based on a LIBOR-based rate, plus an applicable margin. The Company incurred $2 of issuance costs in connection with the extended terms of the credit facility, which will be amortized over the remaining extended life and is included in interest, net in the accompanying Consolidated Statements of Operations.

Also, the Company acquired an additional revolving credit facility as part of its Keystone acquisition. The total commitment under this credit facility was $16, of which $14 was available as of December 31, 2015.Interest accrues each day at a rate per annum equal to 2.75% above the greater of the one month or one day LIBOR.

The following table summarizes the Company’s aggregate credit facility commitments, letter of credit sub-limit under our revolving credit facility and commercial paper limit, as well as the available capacity for each as of:

		Available		Available		Available
	Credit Facility	Credit Facility	Letter of Credit	Letter of Credit	Commercial Paper	Commercial Paper
	Commitment	Capacity	Sublimit (a)	Capacity	Limit	Capacity
December 31, 2015	$1,266	$1,182	$150	$68	$1,000	$374
December 31, 2014	1,250	1,212	150	112	1,000	550
(a)

Letters of credit are non-debt instruments maintained to provide credit support for certain transactions as requested by third parties. The Company had $82 and $38 of outstanding letters of credit as of December 31, 2015 and 2014, respectively, all of which were issued under the revolving credit facility noted above.

The following table summarizes the short-term borrowing activity for AWCC for the years ended December 31:

	2015	2014
Average borrowings	$553	$549
Maximum borrowings outstanding	871	745
Weighted average interest rates, computed on daily basis	0.49%	0.31%
Weighted average interest rates, as of December 31	0.66%	0.42%

The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2015 was 0.56 to 1.00.

None of the Company’s borrowings are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under the Company’s credit facility.

As part of the normal course of business, the Company routinely enters contracts for the purchase and sale of water, energy, fuels and other services. These contracts either contain express provisions or otherwise permit the Company and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if the Company is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on the Company’s net position with the counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the Company’s situation at the time of the demand. If the Company can reasonably claim that it is willing and financially able to perform its obligations, it may be possible that no collateral would need to be posted or that only an amount equal to two or three months of future payments should be sufficient. The Company does not expect to post any collateral which will have a material adverse impact on the Company’s results of operations, financial position or cash flows.

Note 12: General Taxes

The following table summarizes the components of general tax expense from continuing operations for the years ended December 31:

	2015	2014	2013
Gross receipts and franchise	$99	$96	$96
Property and capital stock	98	96	94
Payroll	31	31	31
Other general	15	13	13
Total general taxes	$243	$236	$234

Note 13: Income Taxes

The following table summarizes the components of income tax expense from continuing operations for the years ended December 31:

	2015	2014	2013
Current income taxes
State	$10	$11	$7
Federal	—	15	(20)
Total current income taxes	$10	$26	$(13)

Deferred income taxes
State	$32	$31	$27
Federal	265	224	225
Amortization of deferred investment tax credits	(1)	(1)	(2)
Total deferred income taxes	296	254	250
Provision for income taxes	$306	$280	$237

The following is a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31:

	2015	2014	2013
Income tax at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
State taxes, net of federal taxes	3.6	3.8	3.6
Flow through differences	0.5	0.4	0.5
Amortization of deferred investment tax credits	(0.1)	(0.1)	(0.3)
Subsidiary preferred dividends	—	0.1	0.2
Other, net	0.1	0.2	—
Provision for income taxes	39.1%	39.4%	39.0%

The following table provides the components of the net deferred tax liability from continuing operations as of December 31:

	2015	2014
Deferred tax assets
Advances and contributions	$513	$502
Other postretirement benefits	76	105
Tax losses and credits	173	197
Pension benefits	105	125
Unamortized debt discount, net	20	20
Other	12	42
Total deferred tax assets	899	991
Valuation allowance	(8)	(10)
Total deferred tax assets, net of allowance	$891	$981

Deferred tax liabilities
Property, plant and equipment, principally due to depreciation differences	$2,913	$2,677
Income taxes recoverable through rates	76	76
Deferred other postretirement benefits	35	65
Deferred pension benefits	104	121
Other	73	76
Total deferred tax liabilities	3,201	3,015
Total deferred tax liabilities, net of deferred tax assets	$(2,310)	$(2,034)

As of December 31, 2015 and 2014, the Company recognized federal net operating loss (“NOL”) carryforwards of $1,080 and $1,005, respectively. The 2015 NOL carryforward includes $37 of windfall tax benefits on stock-based compensation that will not be recorded to equity until the benefit is realized. The Company believes the federal NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company’s federal NOL carryforwards will begin to expire in 2028.

As of December 31, 2015 and 2014, the Company had state NOLs of $534 and $543, respectively, a portion of which are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards will begin to expire in 2016 through 2034.

As of December 31, 2015 and 2014, the Company had Canadian NOL carryforwards of $2 and $6, respectively. The majority of these carryforwards are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The Canadian NOL carryforwards will expire between 2026 through 2034.

The Company had capital loss carryforwards for federal income tax purposes of $4 as of December 31, 2015 and 2014. The Company has recognized a full valuation allowance for the capital loss carryforwards because the Company does not believe these losses are more likely than not to be recovered.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for years before 2010. For U.S. federal, tax year 2011 is also closed. The Company has state income tax examinations in progress and does not expect material adjustments to result.

The Patient Protection and Affordable Care Act (the “PPACA”) became law on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010 became law on March 30, 2010, which makes various amendments to certain aspects of the PPACA (together, the “Acts”). The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. The Acts effectively make the subsidy payments taxable in tax years beginning after December 31, 2012 and as a result, the Company followed its original accounting for the underfunded status of the other postretirement benefits for the Medicare Part D adjustment and recorded a reduction in deferred tax assets and an increase in its regulatory assets amounting to $6 as of December 31, 2015 and 2014.

In connection with the filing of our consolidated 2014 tax return in September 2015, we deducted bonus depreciation, of which approximately $89 of deferred tax liabilities is related to the Regulated Businesses segment.

The following table summarizes the changes in the Company’s gross liability, excluding interest and penalties, for unrecognized tax benefits:

Balance as of January 1, 2014	$178
Increases in current period tax positions	54
Decreases in prior period measurement of tax positions	(37)
Balance as of December 31, 2014	$195
Increases in current period tax positions	39
Decreases in prior period measurement of tax positions	(1)
Balance as of December 31, 2015	$233

The increase in 2015 current period tax positions related primarily to the Company’s change in tax accounting method filed in 2008 for repair and maintenance costs on its utility plant. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. If the Company sustains all of its positions as of December 31, 2015 and 2014, an unrecognized tax benefit of $9, excluding interest and penalties, would impact the Company’s effective tax rate. The Company had an insignificant amount of interest and penalties related to its tax positions as of December 31, 2015 and 2014.

The following table summarizes the changes in the Company’s valuation allowance:

Balance as of January 1, 2013	$19
Decreases in current period tax positions	(6)
Balance as of December 31, 2013	$13
Decreases in current period tax positions	(3)
Balance as of December 31, 2014	$10
Decreases in current period tax positions	(2)
Balance as of December 31, 2015	$8

Note 14: Employee Benefits

Pension and Other Postretirement Benefits

The Company maintains noncontributory defined benefit pension plans covering eligible employees of its regulated utility and shared services operations. Benefits under the plans are based on the employee’s years of service and compensation. The pension plans have been closed for all new employees. The pension plans were closed for most employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001 had their accrued benefit frozen and will be able to receive this benefit as a lump sum upon termination or retirement. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 are provided with a 5.25% of base pay defined contribution plan. The Company does not participate in a multiemployer plan.

The Company’s pension funding practice is to contribute at least the greater of the minimum amount required by the Employee Retirement Income Security Act of 1974 or the normal cost. Further, the Company will consider additional contributions if needed to avoid “at risk” status and benefit restrictions under the Pension Protection Act of 2006. The Company may also consider increased contributions, based on other financial requirements and the plans’ funded position. Pension plan assets are invested in a number of actively managed and commingled funds including equities, fixed income securities, guaranteed interest contracts with insurance companies, real estate funds and real estate investment trusts (“REITs”).

Pension expense in excess of the amount contributed to the pension plans is deferred by certain regulated subsidiaries pending future recovery in rates charged for utility services as contributions are made to the plans. See Note 6—Regulatory Assets and Liabilities.

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

The Company’s policy is to fund other postretirement benefit costs up to the amount recoverable through rates. Assets of the plans are invested in a number of actively managed and commingled funds including equities and fixed income securities.

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

The investment policies’ objectives are focused on reducing the volatility of the plans’ funding status over a long term horizon.

The fair values and asset allocations of pension plan assets as of December 31, 2015 and 2014, respectively, by asset category were as follows:

			Quoted Prices
			in Active	Significant	Significant	Percentage
	Target		Markets for	Observable	Unobservable	of Plan Assets
	Allocation		Identical Assets	Inputs	Inputs	as of
Asset Category	2016	Total	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Cash	—	$5	$5	$—	$—	—
Equity Securities:
U.S. large cap	24%	318	318	—	—	23%
U.S. small cap	8%	115	115	—	—	8%
International	20%	260	—	260	—	19%
Fixed Income Securities:	40%					41%
U.S. Treasury and government bonds	—	120	95	25	—	—
Corporate bonds	—	375	—	375	—	—
Mortgage-backed securities	—	9	—	9	—	—
Long duration bond fund	—	7	7	—	—	—
Guarantee annuity contracts	—	49	—	8	41	—
Real Estate	6%	95	—	—	95	7%
REITs	2%	23	—	23	—	2%
Total	100%	$1,376	$540	$700	$136	100%

			Quoted Prices
			in Active	Significant	Significant	Percentage
	Target		Markets for	Observable	Unobservable	of Plan Assets
	Allocation		Identical Assets	Inputs	Inputs	as of
Asset Category	2015	Total	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Cash	—	$8	$8	$—	$—	—
Equity Securities:
U.S. large cap	24%	342	342	—	—	24%
U.S. small cap	8%	117	117	—	—	8%
International	20%	274	—	274	—	19%
Fixed Income Securities:	40%					41%
U.S. Treasury and government bonds	—	140	121	19	—	—
Corporate bonds	—	377	—	377	—	—
Mortgage-backed securities	—	4	—	4	—	—
Long duration bond fund	—	7	7	—	—	—
Guarantee annuity contracts	—	51	—	9	42	—
Real Estate	6%	85	—	—	85	6%
REITs	2%	23	—	23	—	2%
Total	100%	$1,428	$595	$706	$127	100%

The following tables present a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for 2015 and 2014, respectively:

Level 3
Balance as of January 1, 2015	$127
Actual return on assets	12
Purchases, issuances and settlements, net	(3)
Balance as of December 31, 2015	$136

Level 3
Balance as of January 1, 2014	$44
Actual return on assets	7
Purchases, issuances and settlements, net	76
Balance as of December 31, 2014	$127

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

The Company engages third party investment managers for all invested assets. Managers are not permitted to invest outside of the asset class (e.g. fixed income, equity, alternatives) or strategy for which they have been appointed. Investment management agreements and recurring performance and attribution analysis are used as tools to ensure investment managers invest solely within the investment strategy they have been provided. Futures and options may be used to adjust portfolio duration to align with a plan’s targeted investment policy.

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

The fair values and asset allocations of postretirement benefit plan assets as of December 31, 2015 and 2014, respectively, by asset category, were as follows:

			Quoted Prices
			in Active	Significant	Significant	Percentage
	Target		Markets for	Observable	Unobservable	of Plan Assets
	Allocation		Identical Assets	Inputs	Inputs	as of
Asset Category	2016	Total	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Bargain VEBA:
Equity Securities:
U.S. large cap	9%	$32	$32	$—	$—	9%
International	11%	38	38	—	—	10%
Fixed Income Securities:	80%					81%
U.S. Treasury and government bonds	—	118	118	—	—	—
Corporate bonds	—	184	—	184	—	—
Long duration bond fund	—	3	3	—	—	—
Future and option contracts (a)	—	1	1	—	—	—
Total Bargain VEBA	100%	$376	$192	$184	$—	100%
Non-bargain VEBA:
Cash	—	$2	$2	$—	$—	—
Equity Securities:
U.S. large cap	21%	24	24	—	—	21%
U.S. small cap	21%	26	26	—	—	22%
International	28%	33	33	—	—	28%
Fixed Income Securities:	30%					29%
Core fixed income bond fund	—	33	33	—	—	—
Total Non-bargain VEBA	100%	$118	$118	$—	$—	100%
Life VEBA:
Equity Securities:
U.S. large cap	70%	$4	$4	$—	$—	68%
Fixed Income Securities:	30%					32%
Core fixed income bond fund	—	2	2	—	—	—
Total Life VEBA	100%	$6	$6	$—	$—	100%
Total	100%	$500	$316	$184	$—	100%

(a)	Includes cash for margin requirements.
			Quoted Prices
			in Active	Significant	Significant	Percentage
	Target		Markets for	Observable	Unobservable	of Plan Assets
	Allocation		Identical Assets	Inputs	Inputs	as of
Asset Category	2015	Total	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Bargain VEBA:
Equity Securities:
U.S. large cap	9%	$34	$34	$—	$—	9%
International	11%	41	41	—	—	10%
Fixed Income Securities:	80%					81%
U.S. Treasury and government bonds	—	155	155	—	—	—
Corporate bonds	—	168	—	168	—	—
Long duration bond fund	—	3	3	—	—	—
Future and option contracts (a)	—	1	1	—	—	—
Total Bargain VEBA	100%	$402	$234	$168	$—	100%
Non-bargain VEBA:
Cash	—	$1	$1	$—	$—	—
Equity Securities:
U.S. large cap	21%	22	22	—	—	21%
U.S. small cap	21%	21	21	—	—	21%
International	28%	28	28	—	—	28%
Fixed Income Securities:	30%					30%
Core fixed income bond fund	—	31	31	—	—	—
Total Non-bargain VEBA	100%	$103	$103	$—	$—	100%
Life VEBA:
Equity Securities:
U.S. large cap	70%	$5	$5	$—	$—	67%
Fixed Income Securities:	30%					33%
Core fixed income bond fund	—	2	2	—	—	—
Total Life VEBA	100%	$7	$7	$—	$—	100%
Total	100%	$512	$344	$168	$—	100%
(a)	Includes cash for margin requirements.

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

The following table provides a rollforward of the changes in the benefit obligation and plan assets for the most recent two years for all plans combined:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation as of January 1,	$1,746	$1,494	$703	$562
Service cost	37	32	14	11
Interest cost	74	76	30	29
Plan participants' contributions	—	—	2	2
Actuarial (gain) loss	(76)	256	(58)	123
Gross benefits paid	(61)	(112)	(26)	(26)
Federal subsidy	—	—	2	2
Benefit obligation as of December 31,	$1,720	$1,746	$667	$703

Change in plan assets
Fair value of plan assets as of January 1,	$1,428	$1,384	$512	$475
Actual return on plan assets	(21)	116	(15)	49
Employer contributions	30	40	27	12
Plan participants' contributions	—	—	2	2
Benefits paid	(61)	(112)	(26)	(26)
Fair value of plan assets as of December 31,	$1,376	$1,428	$500	$512
Funded status as of December 31,	$(344)	$(318)	$(167)	$(191)

Amounts recognized in the balance sheet consist of:
Noncurrent asset	$—	$—	$2	$1
Current liability	(2)	(2)	—	—
Noncurrent liability	(342)	(316)	(169)	(192)
Net amount recognized	$(344)	$(318)	$(167)	$(191)

Benefits paid in 2014 include $56 from a one-time lump sum window offering to retired vested participants.

The following table provides the components of the Company’s accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Net actuarial loss	$397	$379	$97	$119
Prior service cost (credit)	3	4	(10)	(12)
Net amount recognized	$400	$383	$87	$107
Regulatory assets	$258	$248	$87	$107
Accumulated other comprehensive income	142	135	—	—
Total	$400	$383	$87	$107

As of December 31, 2015 and 2014, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets were as follows:

	Projected Benefit
	Obligation Exceeds the
	Fair Value of Plans' Assets
	2015	2014
Projected benefit obligation	$1,721	$1,746
Fair value of plan assets	1,376	1,428

	Accumulated Benefit
	Obligation Exceeds the
	Fair Value of Plans' Assets
	2015	2014
Accumulated benefit obligation	$1,584	$1,616
Fair value of plan assets	1,376	1,428

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

Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to the greater of the minimum required contributions or the normal cost in 2016 to the qualified pension plans. The Company plans to contribute to its 2016 other postretirement benefit cost for rate-making purposes.

Information about the expected cash flows for the pension and postretirement benefit plans is as follows:

	Pension	Other
	Benefits	Benefits
2016 expected employer contributions
To plan trusts	$33	$22
To plan participants	2	—

The Company made 2016 contributions to fund pension benefits and other benefits of $9 and $6, respectively, through February 2016.

The following table reflects the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2016	$65	$28	$2
2017	70	30	2
2018	76	32	2
2019	82	35	3
2020	89	37	3
2021-2025	525	212	18

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

The significant assumptions related to the Company’s pension and other postretirement benefit plans were as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine December 31 benefit obligations
Discount rate	4.66%	4.24%	5.12%	4.67%	4.24%	5.10%
Rate of compensation increase	3.10%	3.12%	3.15%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.50% in 2015	6.75% in 2014	7.00% in 2013
				to 5.00% in 2021+	to 5.00% in 2021+	to 5.00% in 2019+

Weighted-average assumptions used to determine net periodic cost
Discount rate	4.24%	5.12%	4.17%	4.24%	5.10%	4.16%
Expected return on plan assets	6.91%	6.91%	7.49%	4.92%	5.87%	6.99%
Rate of compensation increase	3.12%	3.15%	3.19%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.75% in 2015	7.00% in 2014	7.25% in 2013
				to 5.00% in 2021+	to 5.00% in 2019+	to 5.00% in 2019+
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

The expected long-term rate of return on plan assets is based on historical and projected rates of return, prior to administrative and investment management fees, for current and planned asset classes in the plans’ investment portfolios. Assumed projected rates of return for each of the plans’ projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns and for the effect of expenses paid from plan assets. The Company’s pension expense increases as the expected return on assets decreases. The Company used an expected return on plan assets of 7.02% and 5.20% to estimate its 2016 pension and other postretirement benefit costs, respectively.

In the determination of year end 2014 projected benefit plan obligations, the Company adopted a new table based on the Society of Actuaries RP 2014 mortality table including a generational BB-2D projection scale. The adoption resulted in a significant increase to pension and other postretirement benefit plans’ projected benefit obligations. In 2015 a new RP 2015 mortality table was issued. All of the experience upon which the table is based was considered by the Company in selecting its 2014 assumptions.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. The health care cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost components	$8	$(6)
Effect on other postretirement benefit obligation	$99	$(81)

The following table provides the components of net periodic benefit costs for the years ended December 31:

	2015	2014	2013
Components of net periodic pension benefit cost
Service cost	$37	$32	$37
Interest cost	74	76	68
Expected return on plan assets	(97)	(95)	(88)
Amortization of:
Prior service cost (credit)	1	1	1
Actuarial (gain) loss	25	—	37
Net periodic pension benefit cost	$40	$14	$55

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service credit (cost)	$—	$—	$—
Current year actuarial (gain) loss	10	46	(73)
Amortization of actuarial gain (loss)	(5)	—	(9)
Total recognized in other comprehensive income	$5	$46	$(82)
Total recognized in net periodic benefit cost and comprehensive income	$45	$60	$(27)

Components of net periodic other postretirement benefit cost
Service cost	$14	$11	$15
Interest cost	30	29	29
Expected return on plan assets	(26)	(28)	(30)
Amortization of:
Prior service cost (credit)	(2)	(2)	(2)
Actuarial (gain) loss	5	—	11
Net periodic other postretirement benefit cost	$21	$10	$23

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

The estimated amounts that will be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost in 2016 are as follows:

	Pension Benefits	Other Benefits
Actuarial (gain) loss	$27	$3
Prior service cost (credit)	1	(2)
Total	$28	$1

Savings Plans for Employees

The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006 the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. Plan expenses totaled $9, $8 and $8 for 2015, 2014 and 2013, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employees.

Note 15: Commitments and Contingencies

Commitments

Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $238 as of December 31, 2015.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. The future annual commitments related to minimum quantities of purchased water having non-cancelable terms are as follows:

Year	Amount
2016	$51
2017	45
2018	44
2019	43
2020	44
Thereafter	383

The Company enters into agreements for the provision of services to water and wastewater facilities for the United States military, municipalities and other customers. The Company’s military agreements expire between 2051 and 2065 and have remaining performance commitments as measured by estimated remaining contract revenue of $2,784 as of December 31, 2015. The military agreements are subject to customary termination provisions held by the U.S. Federal Government prior to the agreed upon contract expiration. The Company’s O&M agreements with municipalities and other customers expire between 2016 and 2048 and have remaining performance commitments as measured by estimated remaining contract revenue of $795 as of December 31, 2015. Some of the Company’s long-term contracts to operate and maintain a municipality’s, federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.

Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. As of December 31, 2015, the Company has accrued approximately $5 of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $36. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 15, will not have a material adverse effect on the Company.

West Virginia Elk River Freedom Industries Chemical Spill

On January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances, 4-methylcyclohexane methanol, or MCHM, and PPH/DiPPH, a mix of polyglycol ethers, into the Elk River near the West Virginia-American Water Company (“WVAWC”) treatment plant intake in Charleston, West Virginia. After having been alerted to the leak of MCHM by the West Virginia Department of Environmental Protection (“DEP”), WVAWC took immediate steps to gather more information about MCHM, augment its treatment process as a precaution, and begin consultations with federal, state and local public health officials. As soon as possible after it was determined that the augmented treatment process would not fully remove the MCHM, a joint decision was reached in consultation with the West Virginia Bureau for Public Health to issue a “Do Not Use” order for all of its approximately 93,000 customer accounts in parts of nine West Virginia counties served by the Charleston treatment plant. The order addressed the use of water for drinking, cooking, washing and bathing, but did not affect continued use of water for sanitation and fire protection. Over the next several days, WVAWC and an interagency team of state and federal officials engaged in extensive sampling and testing to determine if levels of MCHM were below one part per million (1 ppm), a level that the U.S. Centers for Disease Control and Prevention (“CDC”) and the U.S. Environmental Protection Agency indicated would be protective of public health. Beginning on January 13, 2014, based on the results of the continued testing, the Do Not Use order was lifted in stages to help ensure the water system was not overwhelmed by excessive demand, which could have caused additional water quality and service issues. By January 18, 2014, none of WVAWC’s customers were subject to the Do Not Use order, although CDC guidance suggesting that pregnant women avoid consuming the water until the chemicals were at non-detectable levels remained in place. In addition, based on saved samples taken on or before January 18, 2014, PPH/DiPPH was no longer detected in the water supply as of January 18, 2014. On February 21, 2014, WVAWC announced that all points of testing throughout its water distribution system indicated that levels of MCHM were below 10 parts per billion (10 ppb). The interagency team established 10 ppb as the “non-detect” level of MCHM in the water distribution system based on the measurement capabilities of the multiple laboratories used. WVAWC continued to work with laboratories to test down to below 2 ppb of MCHM and announced on March 3, 2014, that it had cleared the system to below this level.

To date, there are 68 pending cases against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties. Fifty-three of the state court cases naming WVAWC, and one case naming both WVAWC and American Water Works Service Company, Inc. (“AWWSC,” and together with WVAWC and the Company, the “American Water Defendants”) were removed to the United States District Court for the Southern District of West Virginia. On December 17, 2015, the federal district court entered orders remanding 52 of the previously removed cases back to the West Virginia Circuit Courts for further proceedings (two of the previously removed cases had been dismissed in the interim). Following that order, seven additional cases were filed against WVAWC in West Virginia Circuit Courts in Kanawha and Putnam counties with respect to this matter. On January 28, 2016, all of the state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings.

Four of the cases pending before the federal district court were consolidated for purposes of discovery, and an amended consolidated class action complaint for those cases (the “Federal action”) was filed on December 9, 2014 by several plaintiffs who allegedly suffered economic losses, loss of use of property and tap water or other specified adverse consequences as a result of the Freedom Industries spill, on behalf of a purported class of all persons and businesses supplied with, using, or exposed to water contaminated with Crude MCHM and provided by WVAWC in Logan, Clay, Lincoln, Roane, Jackson, Boone, Putnam, and Kanawha Counties and the Culloden area of Cabell County, West Virginia as of January 9, 2014. The amended consolidated complaint names several individuals and corporate entities as defendants, including the American Water Defendants. The plaintiffs seek unspecified damages for alleged business or economic losses; unspecified damages or a mechanism for recovery to address a variety of alleged costs, loss of use of property, personal injury and other consequences allegedly suffered by purported class members; punitive damages and certain additional relief, including the establishment of a medical monitoring program to protect the purported class members from an alleged increased risk of contracting serious latent disease.

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

A court-directed mediation was held at the end of September 2015 with the assistance of private mediators. Representatives of the American Water Defendants, Eastman Chemical, the Federal action plaintiffs, and the plaintiffs in the 53 state court cases as to which removal to Federal court had been sought, as well as insurance carriers for certain of the defendants, participated in the mediation. No resolution was reached and no further mediation discussions have been scheduled to date.

On October 8, 2015, the court in the Federal action granted in part and denied in part the plaintiffs’ class certification motion. The court certified a class addressing the alleged fault of Eastman Chemical for tort claims and the alleged fault of the American Water Defendants for tort and breach of contract claims, as well as the comparative fault of Freedom Industries. However, the court granted the joint motion by defendants to exclude certain expert testimony, disallowing the testimony of plaintiffs’ economic damages experts, and denied class certification as to any damages, including punitive damages. Thus, determination or quantification of damages, if any, would be made in subsequent proceedings on an individual basis.

On December 17, 2015, the court in the Federal action entered a scheduling order that provides for the trial on class issues to begin in July 2016. During the first week of January 2016, three additional cases were filed against one or more of the American Water Defendants, as well as others, in the U.S. District Court for the Southern District of West Virginia with respect to this matter.

Additionally, investigations with respect to the matter have been initiated by the Chemical Safety Board, the U.S. Attorney’s Office for the Southern District of West Virginia, the West Virginia Attorney General, and the Public Service Commission of West Virginia (the “PSC”). As a result of the U.S. Attorney’s Office investigation, Freedom Industries and six former Freedom Industries employees (three of whom also were former owners of Freedom Industries), pled guilty to violations of the federal Clean Water Act.

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

The Company believes that the causes of action and other claims asserted against the American Water Defendants in the proceedings described above are without merit and continues to vigorously defend itself in these proceedings. Given the current stage of these proceedings, the Company cannot reasonably estimate the amount of any reasonably possible losses or a range of such losses related to these proceedings.

Note 16: Earnings per Common Share

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share (“EPS”) calculations for the years ended December 31:

	2015	2014	2013
Numerator
Income from continuing operations	$476	$430	$371
Loss from discontinued operations, net of tax	—	(7)	(2)
Net income available to common stockholders	$476	$423	$369

Denominator
Weighted average common shares outstanding—Basic	179	179	178
Effect of dilutive common stock equivalents	1	1	1
Weighted average common shares outstanding—Diluted	180	180	179

The effect of dilutive common stock equivalents is related to the RSUs and stock options granted under the 2007 Plan, and shares purchased under the ESPP. Less than one million share-based awards were excluded from the computation of diluted EPS for the years ended December 31, 2015, 2014 and 2013 because their effect would have been anti-dilutive under the treasury stock method.

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

Preferred stock with mandatory redemption requirements and long-term debt—The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs. The fair values of instruments classified as Level 2 and 3 are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility A debt securities. The Company used these yield curve assumptions to derive a base yield for the Level 2 and Level 3 securities. Additionally, the Company adjusted the base yield for specific features of the debt securities including call features, coupon tax treatment and collateral for the Level 3 instruments.

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments were as follows:

	Carrying	December 31, 2015
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$13	$—	$—	$18	$18
Long-term debt (excluding capital lease obligations)	5,914	3,397	1,419	1,941	6,757

	Carrying	December 31, 2014
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$17	$—	$—	$22	$22
Long-term debt (excluding capital lease obligations)	5,485	2,874	1,475	2,055	6,404

Fair Value Measurements

To increase consistency and comparability in fair value measurements, GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of December 31, 2015 and 2014, respectively:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$27	$—	$—	$27
Rabbi trust investments	12			12
Deposits	1	—	—	1
Mark-to-market derivative asset	—	2	—	2
Other investments	4	—	—	4
Total assets	44	2	—	46

Liabilities
Deferred compensation obligation	11	—	—	11
Mark-to-market derivative liability	—	1	—	1
Total liabilities	11	1	—	12
Total net assets	$33	$1	$—	$34

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Restricted funds	$23	$—	$—	$23
Rabbi trust investments	—	12	—	12
Deposits	4	—	—	4
Mark-to-market derivative asset	—	4	—	4
Other investments	22	—	—	22
Total assets	49	16	—	65

Liabilities
Deferred compensation obligation	—	12	—	12
Mark-to-market derivative liability	—	1	—	1
Total liabilities	—	13	—	13
Total net assets	$49	$3	$—	$52

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Long-term restricted funds of $6 and $9 were included in other long-term assets as of December 31, 2015 and 2014, respectively.

Rabbi trust investments—The Company’s rabbi trust investments consist of equity and index funds from which supplemental executive retirement plan benefits and deferred compensation obligations can be paid. The Company includes these assets in other long-term assets.

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

Note 18: Leases

The Company has entered into operating leases involving certain facilities and equipment. Rental expenses under operating leases were $21 for 2015, $22 for 2014 and $23 for 2013. The operating leases for facilities will expire over the next 25 years and the operating leases for equipment will expire over the next five years. Certain operating leases have renewal options ranging from one to five years.

The minimum annual future rental commitment under operating leases that have initial or remaining non-cancelable lease terms over the next five years and thereafter are as follows:

Year	Amount
2016	$13
2017	12
2018	11
2019	10
2020	8
Thereafter	74

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

The leases related to the portion of the facilities funded by the Company have required payments from the Company to the Partners that approximate the payments required by the terms of the IDBs from the Partners to the Company (as the holder of the IDBs). As the ownership of the portion of the facilities constructed by the Company will revert back to the Company at the end of the lease, the Company has recorded these as capital leases. The lease obligation and the receivable for the principal amount of the IDBs are presented by the Company on a net basis. The gross cost of the facilities funded by the Company recognized as a capital lease asset was $156 and $157 as of December 31, 2015 and 2014, respectively, which is presented in property, plant and equipment in the accompanying Consolidated Balance Sheets. The future payments under the lease obligations are equal to and offset by the payments receivable under the IDBs.

As of December 31, 2015, the minimum annual future rental commitment under the operating leases for the portion of the facilities funded by the Partners that have initial or remaining non-cancelable lease terms in excess of one year included in the preceding minimum annual rental commitments are $4 in 2016 through 2020, and $69 thereafter.

Note 19: Segment Information

The Company’s operating segments are comprised of the revenue-generating components of its businesses for which separate financial information is internally produced and regularly used by management to make operating decisions and assess performance. The Company operates its businesses primarily through one reportable segment, the Regulated Businesses segment. The Company also operates businesses that provide a broad range of related and complementary water and wastewater services in non-regulated markets, which includes four operating segments that individually do not meet the criteria of a reportable segment. These four non-reportable operating segments have been combined and are presented as Market-Based Businesses.

The Regulated Businesses segment is the largest component of the Company’s business and includes 18 subsidiaries that provide water and wastewater services to customers in 16 states.

The Market-Based Businesses’ four non-reportable operating segments are Military Services Group, Contract Operations Group, Homeowner Services Group and Keystone Operations. Military Services Group performs 50-year contracts with the U.S. Department of Defense for the operation and maintenance of the water and wastewater systems on certain military bases. Homeowner Services Group provides services to domestic homeowners and smaller commercial establishments to protect against the cost of repairing damaged or blocked pipes inside and outside their accommodations, as well as interior electric lines. Contract Operations Group performs contracts with municipalities, the food and beverage industry and other customers to operate and maintain water and wastewater facilities. Keystone Operations provides customized water sourcing, transfer services, pipeline construction, water and equipment hauling and water storage solutions, for natural gas exploration and production companies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 2—Significant Accounting Policies. The Regulated Businesses segment and Market-Based Businesses include intercompany costs that are allocated by American Water Works Service Company, Inc. and intercompany interest that is charged by American Water Capital Corp., which are eliminated to reconcile to the consolidated results of operations. Inter-segment revenues, which are primarily recorded at cost plus a mark-up that approximates current market prices, includes leased office space, furniture and equipment provided by the Company’s market-based subsidiaries to its regulated subsidiaries. “Other” includes corporate costs that are not allocated to the Company’s operating segments, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to the acquisitions that have not been allocated to the operating segments for evaluation of performance and allocation of resource purposes. The adjustments related to the acquisitions are reported in Other as they are excluded from segment performance measures evaluated by management.

The chief operating decision maker of the company, who is the President and Chief Executive Officer, uses income from continuing operations before income tax as the primary measure of profit and loss in assessing the results of each operating segment. The following tables include the Company’s summarized segment information as of and for the years ended December 31:

	2015
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,743	$434	$(18)	$3,159
Depreciation and amortization	411	8	21	440
Total operating expenses, net	1,732	370	(18)	2,084
Interest, net	248	(2)	62	308
Income from continuing operations before income taxes	776	68	(62)	782
Provision for income taxes	303	26	(23)	306
Income from continuing operations	473	42	(39)	476
Total assets	15,258	496	1,487	17,241
Capital expenditures	1,143	17	—	1,160

	2014
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,674	$355	$(18)	$3,011
Depreciation and amortization	394	6	24	424
Total operating expenses, net	1,726	300	(18)	2,008
Interest, net	248	(2)	53	299
Income from continuing operations before income taxes	707	58	(55)	710
Provision for income taxes	273	18	(11)	280
Income from continuing operations	434	40	(44)	430
Total assets (b)	14,343	314	1,381	16,038
Capital expenditures	946	10	—	956

	2013
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues (a)	$2,594	$303	$(18)	$2,879
Depreciation and amortization (a)	376	6	25	407
Total operating expenses, net (a)	1,700	252	(21)	1,931
Interest, net	249	(2)	61	308
Income from continuing operations before income taxes (a)	655	53	(100)	608
Provision for income taxes	255	14	(32)	237
Income from continuing operations	400	39	(68)	371
Total assets (b)	13,448	286	1,330	15,064
Assets of discontinued operations (included in total assets above)	—	8	—	8
Capital expenditures	973	7	—	980
Capital expenditures of discontinued operations (included in capital expenditures above)	—	1	—	1
(a)

The information has been revised to reflect the impact of discontinued operations, as applicable. See Note 3—Acquisitions and Divestitures for additional details on the Company’s discontinued operations.

(b)

The information has been revised to reflect the retrospective application of ASU 2015-15 Presentation of Debt Issuance Costs and ASU 2015-17 Income Taxes. See Note 2–Significant Accounting Policies for additional details.

Note 20: Unaudited Quarterly Data

The following table summarizes certain supplemental unaudited consolidated quarterly financial data for each of the four quarters in the years ended December 31, 2015 and 2014, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Operating revenues	$698	$782	$896	$783
Operating income	204	278	361	232
Net income attributable to common stockholders	80	123	174	99
Basic earnings per share:
Net income attributable to common stockholders	0.45	0.69	0.97	0.55
Diluted earnings per share:
Net income attributable to common stockholders	0.44	0.68	0.96	0.55

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Operating revenues	$679	$755	$846	$731
Operating income	187	255	337	224
Net income attributable to common stockholders	68	109	152	94
Basic earnings per share:
Net income attributable to common stockholders	0.38	0.61	0.85	0.52
Diluted earnings per share:
Net income attributable to common stockholders	0.38	0.61	0.85	0.52

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at a reasonable level of assurance. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by or under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2015, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item and not given below, is incorporated by reference from the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Board of Directors and Corporate Governance,” Proposal 1-Election of Directors” and “Certain Stockholder Matters—Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Ethics, which applies to directors, officers and employees. The full text of the Code of Ethics is publicly available on our website at http://www.amwater.com. We intend to post on our website any amendments to our Code of Ethics and any waivers of such provisions granted to principal officers.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Board of Directors and Corporate Governance—Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, under the captions entitled “Certain Stockholder Matters—Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, under the captions entitled “Board of Directors and Corporate Governance—Certain Relationships and Related Transactions” and “Proposal 1-Election of Directors—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, under the caption entitled “Independent Registered Public Accounting Fees and Services” and “Policy on the Approval of Services Provided by the Independent Auditor.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents have been filed as a part of this Form 10-K:
1.

The financial statements listed in the “Index to Consolidated Financial Statements” contained in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K are hereby incorporated by reference in response to this Item 15(a).

2.	Financial statement schedules have been omitted since they are either not required or are not applicable as the information is otherwise included in the financial statements or notes thereto.
3.

Exhibits. The list of documents contained in “Exhibit Index” to this Form 10-K is incorporated by reference in response to this Item 15(a). The warranties, representations and covenants contained in any of the agreements included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s or its subsidiaries’ securities and are not intended as warranties, representations or covenants to any individual or entity exceed as specifically set forth in such agreement.

The responses to Items 15(b) and (c) of Form 10-K are included above in response to Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2016.

AMERICAN WATER WORKS COMPANY, INC.
BY:	/s/ SUSAN N. STORY
Susan N. Story
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 24th day of February, 2016 by the following persons in the capacities indicated.

/s/ SUSAN N. STORY	/s/ RICHARD R. GRIGG
Susan N. Story President and Chief Executive Officer (Principal Executive Officer and Director)	Richard R. Grigg (Director)
/s/ LINDA G. SULLIVAN	/s/ JULIA L. JOHNSON
Linda G. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Julia L. Johnson (Director)
/s/ MARK CHESLA	/s/ WILLIAM J. MARRAZZO
Mark Chesla Vice President and Controller (Principal Accounting Officer)	William J. Marrazzo (Director)
/s/ GEORGE MacKENZIE	/s/ PAUL J. EVANSON
George MacKenzie (Director)	Paul J. Evanson (Director)
/s/ MARTHA CLARK GOSS	/s/ KARL F. KURZ
Martha Clark Goss (Director)	Karl F. Kurz (Director)
/s/ JULIE A. DOBSON
Julie A. Dobson (Director)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

4.2

Indenture, dated as of December 4, 2009, between American Water Capital Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 3, 2010).

4.3

Officers’ Certificate, dated December 15, 2010, establishing the 6.00% Senior Monthly Notes due 2040 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 15, 2010).

4.4

Officers’ Certificate, dated December 17, 2012, establishing the 4.300% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 17, 2012).

4.5

Officers’ Certificate, dated November 20, 2013, establishing the 3.850% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed November 20, 2013).

4.6

Officers’ Certificate, dated August 14, 2014, establishing the 3.400% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 14, 2014).

4.7

Officers’ Certificate, dated August 14, 2014, providing for a further issuance of the 4.300% Senior Notes 2042 (incorporated by reference to Exhibit 4.3 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 14, 2014).

4.8

Officers’ Certificate, dated August 13, 2015, establishing the 4.300% Senior Notes due 2045 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 13, 2015).

4.9

Officers’ Certificate, dated August 13, 2015, providing for a further issuance of the 3.400% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 13, 2015).

4.10

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

4.11

Note Purchase Agreement, as amended, dated March 29, 2007, between American Water Capital Corp. and the purchasers party thereto (incorporated by reference to Exhibit 4.3 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007) with respect to 5.62% Series E Senior Notes due March 29, 2019 and 5.77% Series F Senior Notes due March 29, 2022.

4.12

Note Purchase Agreement, dated May 15, 2008, between American Water Capital Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 19, 2008) with respect to the 6.25% Series G Senior Notes due May 15, 2018 and the 6.55% Series H Senior Notes due May 15, 2023.

10.1

Amended and Restated Credit Agreement, dated as of June 30, 2015, by and among American Water Works Company, Inc., American Water Capital Corp., each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Mizuho Bank, Ltd. and PNC Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on July 7, 2015).

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

10.3*

Employment Letter Agreement between Linda G. Sullivan and American Water Works Company, Inc. dated March 10, 2014 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.4*	Amended and Restated Letter Agreement between Loyd Warnock and American Water Works Company, Inc. dated May 7, 2014 (filed herewith).

10.5*

Letter, dated December 12, 2014, by and between American Water Works Company, Inc. and Brenda J. Holdnak, Ph.D. (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

10.6*

Severance Agreement and General Release, dated December 22, 2014, by and between American Water Works Company, Inc. and Leonard Crane (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

10.7*

Severance Agreement and General Release, dated January 6, 2015, by and between American Water Works Company, Inc. and Kellye L. Walker (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

Exhibit Number	Exhibit Description

10.8*

Letter, dated February 17, 2015, by and between American Water Works Company, Inc. and Michael A. Sgro (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

10.9*	Severance Agreement and General Release, dated March 27, 2015, by and between American Water Works Company, Inc. and John Bigelow (filed herewith).

10.10*

Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.11.1*

American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145725, filed March 31, 2008).

10.11.2*

Amendment 2010-1 to the American Water Works Company, Inc. Nonqualified Employee Stock Purchase Plan, dated as of December 10, 2010 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 28, 2011).

10.12*

American Water Works Company, Inc. Executive Severance Policy, dated as of December 16, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 3, 2010).

10.13.1*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Appendix B to American Water Works Company, Inc.’s Definitive Proxy Statement, File No. 001-34028, filed March 27, 2015).

10.13.2*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Nonqualified Stock Option Grant for ML1 – L5 Employees (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 4, 2011).

10.13.3*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Nonqualified Stock Option Grant for ML1 – L5 Employees (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2012).

10.13.4*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Nonqualified Stock Option Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.13.5*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Nonqualified Stock Option Grant Form for Jeffry E. Sterba (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2013).

10.13.6*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.7*

Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.6A to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.8*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Nonqualified Stock Option Grant Form for Jeffry E. Sterba (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.9*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Nonqualified Stock Option Grant Form for Susan N. Story (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.13.10*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Nonqualified Stock Option Grant (filed herewith).

10.13.11*	Amendment to American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Nonqualified Stock Option Grant (filed herewith).

10.13.12*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Nonqualified Stock Option Grant (for certain executives) (filed herewith).

10.13.13*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.14*

Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for ML2 – L5 (incorporated by reference to Exhibit 10.3A to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.15*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Restricted Stock Unit Grant Form for Jeffry E. Sterba (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.16*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Restricted Stock Unit Grant Form for Susan N. Story (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

Exhibit Number	Exhibit Description
10.13.17*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Restricted Stock Unit Grant (filed herewith).

10.13.18*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Restricted Stock Unit Grant (for certain executives) (filed herewith).

10.13.19*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan Restricted Stock Unit Grant for Brenda J. Holdnak, dated December 10, 2015 (filed herewith).

10.13.20*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for ML2 – L5 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.21*

Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for ML2 – L5 (incorporated by reference to Exhibit 10.4A to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.22*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for ML2 – L5 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.23*

Amendment to the American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for ML2 – L5 (incorporated by reference to Exhibit 10.5A to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.24*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form A for Jeffry E. Sterba (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.25*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Performance Stock Unit Grant Form B for Jeffry E. Sterba (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 7, 2014).

10.13.26*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Performance Stock Unit Grant Form A for Susan N. Story (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.13.27*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Performance Stock Unit Grant Form B for Susan N. Story (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.13.28*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form A-1 (filed herewith).

10.13.29*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form A-2 (filed herewith).

10.13.30*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form B-1 (filed herewith).

10.13.31*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form B-2 (filed herewith).

10.13.32*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Conditional Performance Stock Unit Grant Form A for certain executive officers (filed herewith).

10.13.33*	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Conditional Performance Stock Unit Grant Form B for certain executive officers (filed herewith).

10.13.34*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2010 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 4, 2010).

10.13.35*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2011 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 3, 2011).

10.13.36*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2012).

10.13.37*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 7, 2013).

10.13.38*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.13.39*

American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

Exhibit Number	Exhibit Description
10.14.1*

American Water Works Company, Inc. Annual Incentive Plan (incorporated by reference to Appendix C to American Water Works Company, Inc.’s Definitive Proxy Statement, File No. 001-34028, filed March 27, 2015).

10.14.2*	Amendment 2016-1 to American Water Works Company, Inc. Annual Incentive Plan, effective January 1, 2016 (filed herewith).

10.15*

Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.16*

Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.37 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.17*

Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

21.1	Subsidiaries of American Water Works Company, Inc. (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

32.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101

The following financial statements from American Water Works Company, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements (filed herewith).

*	Denotes a management contract or compensatory plan or arrangement.

Instruments defining the rights of holders of certain issues of long-term debt of the Company and certain of its consolidated subsidiaries have not been filed as exhibits to this report because the authorized principal amount of any one of such issues does not exceed 10% of the Company’s consolidated total assets. The Company agrees to furnish a copy of each such instrument to the SEC upon request.