Form 10-Q
period 2016-03-31
American Water Works Company, Inc.
filed 2016-05-04
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-34028

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2016
Common Stock, $0.01 par value per share	177,714,495 shares (excludes 3,721,496 treasury shares as of April 28, 2016)

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

Quarterly REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2016

i

FORWARD-LOOKING STATEMENTS

We have made statements in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”), that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “assume,” “forecast,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, including our operation and maintenance (“O&M”) efficiency ratio, cash flows, our growth and portfolio optimization strategies, our projected capital expenditures and related funding requirements, our ability to repay debt, our projected strategy to finance current operations and growth initiatives, the impact of legal proceedings and potential fines and penalties, business process and technology improvement initiatives, trends in our industry, regulatory or legal developments or rate adjustments, including rate case filings, filings for infrastructure surcharges and filings to address regulatory lag.

Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees or assurances of any outcomes, financial results or levels of activity, performance or achievements, and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of estimates and assumptions, and known and unknown risks, uncertainties and other factors. Our actual results may vary materially from those discussed in the forward-looking statements included herein as a result of the following important factors:

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
•

the intentional or unintentional actions of a third party, including contamination of our water supplies and attacks on, or infiltration of or other disruptions to, our computer systems or other critical infrastructure;

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

These forward-looking statements are qualified by, and should be read together with, the risk factors and other statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”), and in this Form 10-Q, and investors should refer to such risk factors and other statements in evaluating such forward-looking statements. Any forward-looking statements we make speak only as of the date this Form 10-Q was filed with the United States Securities and Exchange Commission. Except as required by the federal securities laws, we do not have any obligation, and we specifically disclaim any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for us to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on our businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Property, plant and equipment	$18,745	$18,504
Accumulated depreciation	(4,647)	(4,571)
Property, plant and equipment, net	14,098	13,933
Current assets:
Cash and cash equivalents	66	45
Restricted funds	22	21
Accounts receivable, net	220	255
Unbilled revenues	247	267
Materials and supplies	41	38
Other	42	31
Total current assets	638	657
Regulatory and other long-term assets:
Regulatory assets	1,289	1,271
Goodwill	1,313	1,302
Other	79	78
Total regulatory and other long-term assets	2,681	2,651
TOTAL ASSETS	$17,417	$17,241

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	March 31,	December 31,
	2016	2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 181,408,112 and 180,907,483 shares outstanding, respectively)	$2	$2
Paid-in-capital	6,368	6,351
Accumulated deficit	(991)	(1,073)
Accumulated other comprehensive loss	(87)	(88)
Treasury stock, at cost (3,672,671 and 2,625,112 shares, respectively)	(210)	(143)
Total common stockholders' equity	5,082	5,049
Long-term debt	5,850	5,862
Redeemable preferred stock at redemption value	11	12
Total long-term debt	5,861	5,874
Total capitalization	10,943	10,923
Current liabilities:
Short-term debt	839	628
Current portion of long-term debt	54	54
Accounts payable	116	126
Accrued liabilities	368	493
Taxes accrued	58	26
Interest accrued	96	62
Other	83	144
Total current liabilities	1,614	1,533
Regulatory and other long-term liabilities:
Advances for construction	352	349
Deferred income taxes, net	2,358	2,310
Deferred investment tax credits	23	24
Regulatory liabilities	407	402
Accrued pension expense	342	342
Accrued postretirement benefit expense	168	169
Other	70	68
Total regulatory and other long-term liabilities	3,720	3,664
Contributions in aid of construction	1,140	1,121
Commitments and contingencies (see Note 9)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$17,417	$17,241

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In millions, except per share data)

	For the Three Months Ended March 31,
	2016	2015
Operating revenues	$743	$698
Operating expenses:
Operation and maintenance	348	324
Depreciation and amortization	116	107
General taxes	66	64
Gain on asset dispositions and purchases	(1)	(1)
Total operating expenses, net	529	494
Operating income	214	204
Other income (expense):
Interest, net	(80)	(75)
Other, net	2	4
Total other income (expense)	(78)	(71)
Income from continuing operations before income taxes	136	133
Provision for income taxes	54	53
Net income attributable to common stockholders	$82	$80

Basic earnings per share:
Net income attributable to common stockholders	$0.46	$0.45
Diluted earnings per share:
Net income attributable to common stockholders	$0.46	$0.44
Weighted average common shares outstanding:
Basic	178	179
Diluted	179	180
Dividends declared per common share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	For the Three Months Ended March 31,
	2016	2015
Net income attributable to common stockholders	$82	$80
Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Actuarial loss, net of tax of $1 in 2016 and 2015	1	1
Foreign currency translation adjustment	1	(1)
Unrealized loss on cash flow hedges, net of tax of $(1) in 2016	(1)	—
Net other comprehensive income (loss)	1	—
Comprehensive income attributable to common stockholders	$83	$80

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82	$80
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	116	107
Deferred income taxes and amortization of investment tax credits	52	34
Provision for losses on accounts receivable	6	8
Gain on asset dispositions and purchases	(1)	(1)
Pension and non-pension postretirement benefits	15	15
Other non-cash, net	(24)	(13)
Changes in assets and liabilities:
Receivables and unbilled revenues	49	(9)
Pension and non-pension postretirement benefit contributions	(14)	(13)
Accounts payable and accrued liabilities	15	2
Other assets and liabilities, net	(49)	(12)
Net cash provided by operating activities	247	198
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(284)	(226)
Acquisitions	(22)	—
Proceeds from sale of assets and securities	1	1
Removal costs from property, plant and equipment retirements, net	(17)	(14)
Net funds restricted	(1)	(7)
Net cash used in investing activities	(323)	(246)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(11)	(4)
Net short-term borrowings with maturities less than three months	211	95
Proceeds from issuances of employee stock plans and DRIP	10	6
Advances and contributions for construction, net of refunds of $5 and $4, respectively	7	5
Debt issuance costs	(1)	—
Dividends paid	(61)	(56)
Anti-dilutive stock repurchases	(62)	—
Tax benefit realized from equity compensation	4	3
Net cash provided by financing activities	97	49
Net increase in cash and cash equivalents	21	1
Cash and cash equivalents as of beginning of period	45	23
Cash and cash equivalents as of end of period	$66	$24
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of end of period	$166	$134

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In millions)

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in Capital	Deficit	Loss	Shares	At Cost	Equity
Balance as of December 31, 2015	180.9	$2	$6,351	$(1,073)	$(88)	(2.6)	$(143)	$5,049
Net income attributable to common stockholders	—	—	—	82	—	—	—	82
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	1	—	—	—	—	1
Stock-based compensation activity	0.5	—	15	—	—	(0.1)	(5)	10
Repurchases of common stock	—	—	—	—	—	(1.0)	(62)	(62)
Other comprehensive income	—	—	—	—	1	—	—	1
Balance as of March 31, 2016	181.4	$2	$6,368	$(991)	$(87)	(3.7)	$(210)	$5,082

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in Capital	Deficit	Loss	Shares	At Cost	Equity
Balance as of December 31, 2014	179.5	$2	$6,302	$(1,296)	$(82)	(0.2)	$(11)	$4,915
Cumulative effect of change in accounting principle	—	—	—	(8)	—	—	—	(8)
Net income attributable to common stockholders	—	—	—	80	—	—	—	80
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	1	—	—	—	—	1
Stock-based compensation activity	0.4	—	10	—	—	(0.1)	(6)	4
Balance as of March 31, 2015	179.9	$2	$6,314	$(1,224)	$(82)	(0.3)	$(17)	$4,993

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(Unless otherwise noted, in millions, except per share data)

Note 1: Basis of Presentation

The unaudited consolidated financial statements provided in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (collectively, “American Water” or the “Company”) in which a controlling interest is maintained after the elimination of intercompany accounts and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2016 and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.

The Consolidated Balance Sheet as of December 31, 2015 is derived from the Company's audited consolidated financial statements as of December 31, 2015. The unaudited financial statements and notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”) which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Note 2: New Accounting Pronouncements

The following recently issued accounting standard has been adopted by the Company as of March 31, 2016:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting for Fees Paid in a Cloud Computing Arrangement

Clarified accounting guidance for fees paid in a cloud computing arrangement. Software license elements in a cloud computing arrangement should be accounted for consistent with other software licenses. A cloud computing arrangement without a software license is accounted for as a service contract.

		January 1, 2016	Prospective	Adoption of this standard did not impact the Company’s results of operations, financial position or cash flows.

The following recently issued accounting standards are not yet required to be adopted by the Company as of March 31, 2016:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting for Leases

Updated the accounting and disclosure guidance for leasing arrangements. Under this guidance, a lessee will be required to recognize the following for all leases, excluding short-term leases, at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the guidance, lessor accounting is largely unchanged.

		January 1, 2019*	Modified retrospective	The Company is currently evaluating the effect on the financial statements and related disclosures.
Simplification of Employee Share-Based Payment Accounting

Simplified accounting and disclosure requirements for share-based payment awards. The updated guidance addresses simplification in areas such as: (i) the recognition of excess tax benefits and deficiencies; (ii) the classification of excess tax benefits on the Consolidated Statements of Cash Flows; (iii) election of an accounting policy for forfeitures; (iv) the amount an employer can withhold to cover income taxes and still qualify for equity classification; and (v) the classification of taxes paid on the Consolidated Statements of Cash Flows.

		January 1, 2017*	Various	The Company is currently evaluating the effect on the financial statements and related disclosures.
Revenue from Contracts with Customers

Provided new accounting guidance for revenue recognition replacing most existing guidance, including industry-specific guidance. Upon adoption, a company will recognize revenue for the transfer of goods or services to customers equal to the amount it expects to be entitled to receive for those goods or services. The guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

		January 1, 2018*	Retrospective	The Company is currently evaluating the effect on the financial statements and related disclosures.

*	Early adoption is permitted. The Company is currently evaluating the effect of early adoption and may elect to early adopt in a future period.

Note 3: Acquisitions

During the three-month period ended March 31, 2016, the Company closed on seven acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $22, net of cash received. Assets acquired, principally utility plant, totaled $27. Liabilities assumed totaled $16, including $6 of contributions in aid of construction and $6 of other long-term liabilities. The Company recorded additional goodwill of $11 associated with two of its acquisitions, which is reported in its Regulated Businesses segment and is expected to be fully deductible for tax purposes.

Note 4: Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2016 and 2015, respectively:

	Defined Benefit Plans					Accumulated
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss	Foreign Currency Translation	Loss on Cash Flow Hedges	Other Comprehensive Loss
Beginning balance at January 1, 2016	$(126)	$1	$36	$2	$(1)	$(88)
Other comprehensive income before reclassifications	—	—	—	1	(1)	—
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	1	(1)	1
Ending balance as of March 31, 2016	$(126)	$1	$37	$3	$(2)	$(87)

Beginning balance at January 1, 2015	$(116)	$1	$31	$3	$(1)	$(82)
Other comprehensive loss before reclassifications	—	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	(1)	—	—
Ending balance as of March 31, 2015	$(116)	$1	$32	$2	$(1)	$(82)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety. These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 8)

The amortization of the loss on cash flow hedges is reclassified to net income attributable to common stockholders during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.

Anti-dilutive Stock Repurchase Program

In February 2015, the Company’s Board of Directors authorized an anti-dilutive stock repurchase program, which allowed the Company to purchase up to 10.0 shares of its outstanding common stock over an unrestricted period of time. During the three months ended March 31, 2016, the Company repurchased 1.0 shares of common stock in the open market at an aggregate cost of $62 under the program. As of March 31, 2016, there were 6.8 shares of common stock available for repurchase under the program.

Note 5: Stock Based Compensation

Stock Options

During the three months ended March 31, 2016, the Company granted non-qualified stock options to certain employees under the Company’s 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). Stock options have a maximum term of seven years, are granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant, vest ratably over a three-year service period beginning January 1 of the year of the grant and generally are subject to the employee’s continued employment with the Company. Stock options granted are valued using the Black-Scholes option-pricing model.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2016:

Dividend yield	2.09%
Expected volatility	15.89%
Risk-free interest rate	1.15%
Expected life (years)	4.0
Exercise price	$65.15
Grant date fair value per share	$6.59

The grant date fair value is amortized through expense over the requisite service period using the straight-line method. As of March 31, 2016, $3 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 2.2 years.

The table below summarizes stock option activity for the three months ended March 31, 2016:

	Shares (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2016	1,187	$39.70	3.9	$24
Granted	339	65.15
Forfeited or expired	(20)	57.66
Exercised	(228)	33.86
Options outstanding as of March 31, 2016	1,278	$47.22	4.6	$28
Exercisable as of March 31, 2016	684	$37.49	3.2	$22

The following table summarizes additional information regarding stock options exercised for the three months ended March 31, 2016 and 2015:

	2016	2015
Intrinsic value	$7	$4
Exercise proceeds	8	5
Income tax benefit	2	1

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2016, the Company granted RSUs, both with and without performance conditions, to certain employees under the 2007 Plan. The RSUs without performance conditions generally vest ratably over a three-year service period beginning January 1 of the year of grant and are valued at the market value of the Company’s common stock on the date of grant. The RSUs with performance conditions include those with internal performance measures, and separately, certain market thresholds and vest ratably over a three-year performance period beginning January 1 of the year of grant (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The RSUs with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The RSUs granted with market conditions are valued using the Monte Carlo simulation model.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation model for RSUs with market conditions granted during the three months ended March 31, 2016:

Expected volatility	15.90%
Risk-free interest rate	0.91%
Expected life (years)	3.0
Grant date fair value per share	$76.88

During 2013, the Company granted selected employees RSUs with performance conditions (the “2013 RSUs”) comprised of internal performance measures and, separately, market thresholds expressed in the form of a relative total shareholder return. An aggregate of 128 thousand of the 2013 RSUs vested in January 2016. The terms of the 2013 RSUs specified that, so long as the participant continued to be employed by the Company during the Performance Period and to the extent the performance conditions were achieved, the RSUs would vest at target; if the performance conditions were surpassed, up to 175% of the target number of shares would be distributed; and to the extent that the performance thresholds were not met, the award would be forfeited. In January 2016, an additional 74 thousand RSUs were granted and immediately vested because performance thresholds associated with the 2013 RSUs were exceeded.

The table below summarizes RSU activity for the three months ended March 31, 2016:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Non-vested total as of January 1, 2016	436	$46.97
Granted	130	69.10
Performance share adjustment	74	39.89
Vested	(238)	40.96
Forfeited	(9)	59.55
Non-vested total as of March 31, 2016	393	$56.31

The following table summarizes additional information regarding RSUs issued during the three months ended March 31, 2016 and 2015:

	2016	2015
Intrinsic value	$15	$15
Income tax benefit	2	2

The grant date fair value of the restricted stock awards that vest ratably and have market and/or performance and service conditions are amortized through expense over the requisite service period using the graded-vesting method. RSUs that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of March 31, 2016, $10 of total unrecognized compensation cost related to the non-vested RSUs is expected to be recognized over the weighted-average remaining life of 1.6 years.

Note 6: Long-Term Debt

The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the first three months of 2016:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp. (a)	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.30%	2016-2041	9
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$11

(a)	American Water Capital Corp. (“AWCC”) is the Company’s wholly owned financing subsidiary.

On March 24, 2016, the Company entered into three forward starting swap agreements with an aggregate notional amount of $225 to reduce interest rate exposure on debt expected to be issued in 2017. The forward starting swap agreements terminate in December 2017 and have a fixed rate of 2.30%. As of March 31, 2016, the Company recorded a derivative liability of $2 related to the fair value of the forward starting swap agreements. The Company has designated the forward starting swap agreements as cash flow hedges and the initial fair value, in addition to any subsequent changes in fair value, are recognized in accumulated other comprehensive loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive loss will be amortized through interest, net over the term of the issued debt.

The Company has an interest rate swap to hedge $100 of its 6.085% fixed-rate debt maturing 2017. The Company pays variable interest of six-month LIBOR plus 3.422% and the interest rate swap matures with the fixed-rate debt in 2017. The Company has designated the interest rate swap as a fair-value hedge accounted for at fair value with gains or losses, as well as the offsetting gains or losses on the hedged item, recognized in interest, net. The net gain recognized by the Company was de minimis for the three months ended March 31, 2016 and 2015.

The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $8. The Company has designated these instruments as economic hedges accounted for at fair value with gains or losses recognized in interest, net. The gain recognized by the Company was de minimis for the three months ended March 31, 2016 and 2015.

No ineffectiveness was recognized for the three months ended March 31, 2016 and 2015 related to hedging instruments.

The following table provides a summary of the gross fair value for the Company’s derivative asset and liabilities, as well as the location of the asset and liability balances in the Consolidated Balance Sheets:

Derivative Instruments	Derivative Designation	Balance Sheet Classification	March 31, 2016	December 31, 2015
Asset Derivative
Interest rate swap	Fair value hedge	Other long-term assets	$2	$2

Liability Derivatives
Forward starting swaps	Cash flow hedge	Other long-term liabilities	$2	$—
Interest rate swap	Economic hedge (non-designated)	Other long-term liabilities	1	1

Note 7: Short-Term Debt

On March 22, 2016, AWCC and its lenders agreed to increase total commitments under AWCC’s revolving credit facility to $1.75 billion from $1.25 billion. Other terms and conditions of the existing facility remained unchanged. The Company incurred $1 of issuance costs in connection with the increased lending commitments, which will be amortized over the remaining life of the credit facility.

On March 22, 2016, AWCC increased the size of its $1.0 billion commercial paper program to permit the issuance of short-term commercial paper notes by AWCC in an aggregate principal amount not to exceed $1.6 billion outstanding at any time. AWCC had $839 and $626 in commercial paper borrowings as of March 31, 2016 and December 31, 2015, respectively. Commercial paper borrowings are included in short-term debt in the Consolidated Balance Sheets.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	For the Three Months Ended March 31,
	2016	2015
Components of net periodic pension benefit cost
Service cost	$8	$9
Interest cost	20	19
Expected return on plan assets	(24)	(24)
Amortization of actuarial loss	7	6
Net periodic pension benefit cost	$11	$10

Components of net periodic other postretirement benefit cost
Service cost	$3	$3
Interest cost	7	8
Expected return on plan assets	(6)	(6)
Amortization of prior service credit	(1)	(1)
Amortization of actuarial loss	1	1
Net periodic other postretirement benefit cost	$4	$5

The Company contributed $9 to its defined benefit pension plans in the first three months of 2016 and expects to contribute $24 during the remainder of 2016. In addition, the Company contributed $5 for the funding of its other postretirement plans in the first three months of 2016 and expects to contribute $17 during the remainder of 2016.

Note 9: Commitments and Contingencies

Commitments

On March 29, 2016, Pennsylvania-American Water Company (“PAWC”) entered into an asset purchase agreement with the SSA to acquire substantially all of the wastewater collection and treatment system assets of the Sewer Authority of the City of Scranton (the “SSA”) system for a total transaction value of approximately $195 million, subject to certain adjustments as provided in the asset purchase agreement. Included in the agreement is a requirement that SSA must transfer $38 million of cash at the time of closing, as well as other purchase price adjustments. The SSA is currently subject to a Consent Decree with the U.S. Environmental Protection Agency (the “EPA”) and the Pennsylvania Department of Environmental Protection (“PaDEP”), which requires the SSA to complete significant upgrades to its sewer system at an estimated cost of $140 million. As a part of the purchase, PAWC will be required to cause the Consent Decree to be amended to allow it to assume the obligations and liabilities of the SSA thereunder. The acquisition closing is subject to the approval of the Pennsylvania Public Utility Commission, and, with respect to the amendment of the Consent Decree, the consent of the EPA, PaDEP, the U.S. Department of Justice and the U.S. District Court for the Middle District of Pennsylvania. The Company expects to close this transaction by September 30, 2016.

Contingencies

The Company is routinely involved in legal actions in the normal conduct of its business. As of March 31, 2016, the Company has accrued approximately $5 of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies is $61. For certain matters, the Company is unable to estimate possible losses.

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

To date, there are 69 pending cases against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties. Fifty-three of the state court cases naming WVAWC, and one case naming both WVAWC and American Water Works Service Company, Inc. (“AWWSC,” and together with WVAWC and the Company, the “American Water Defendants”) were removed to the United States District Court for the Southern District of West Virginia. On December 17, 2015, the federal district court entered orders remanding 52 of the previously removed cases back to the West Virginia Circuit Courts for further proceedings (two of the previously removed cases had been dismissed in the interim). Following that order, seven additional cases were filed against WVAWC in West Virginia Circuit Courts in Kanawha and Putnam counties with respect to this matter.

On January 28, 2016, all of the state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings. Plaintiffs have filed a consolidated class action complaint, and the defendants have until June 1, 2016 to file an answer in response to their claims.

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

On December 17, 2015, the court in the Federal action entered a scheduling order that provides for the trial on class issues to begin in July 2016. During the first week of January 2016, three additional cases were filed against one or more of the American Water Defendants, as well as others, in the U.S. District Court for the Southern District of West Virginia with respect to this matter. On March 25, 2016, the court in the Federal action entered an order extending the schedule for events through briefing related to dispositive motions and expert challenges and noting that further events in the case would be set by additional orders to be issued by the court in due course.

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

Missouri Infrastructure System Replacement Surcharge Litigation

On March 8, 2016, the Western District of the Missouri Court of Appeals ruled that the Missouri Public Service Commission (“MoPSC”) did not have statutory authority to issue an order in June 2015 approving an infrastructure system replacement surcharge (“ISRS”) for Missouri American Water Company (“MAWC”), a wholly owned subsidiary of the Company. The court held that the MoPSC’s June 2015 order authorizing the ISRS increase was invalid because St. Louis County did not have a population of at least one million residents, as required by the statute. MAWC’s motion for rehearing or transfer filed with the Court of Appeals was denied on May 3, 2016. MAWC believes that the MoPSC’s June 2015 order authorizing the collection of ISRS revenues was lawful and will continue to challenge the ruling of the Court of Appeals, including by filing a motion to transfer with the Supreme Court of Missouri. As of March 31, 2016, the Company has determined the range of reasonably possible loss associated with this matter to be zero to $26.

Other than as described in the “Contingencies” subsection of this Note 9, the Company believes that damages or settlements to be paid by the Company, if any, in claims or actions will not, individually or in the aggregate, have a material adverse effect on the Company.

Note 10: Earnings per Common Share

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended March 31,
	2016	2015
Numerator
Net income attributable to common stockholders	$82	$80

Denominator
Weighted average common shares outstanding—Basic	178	179
Effect of dilutive common stock equivalents	1	1
Weighted average common shares outstanding—Diluted	179	180

The effect of dilutive common stock equivalents is related to the RSUs and non-qualified stock options granted under the 2007 Plan, and shares purchased under the Company’s Nonqualified Employee Stock Purchase Plan.

Note 11: Fair Value of Financial Assets and Liabilities

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

Preferred stock with mandatory redemption requirements and long-term debt—The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs. The fair values of instruments classified as Level 2 and 3 are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a portion of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: (i) an average of the Company’s own publicly-traded debt securities and (ii) the current market rates for U.S. Utility A debt securities. The Company used these yield curve assumptions to derive a base yield for the Level 2 and Level 3 securities. Additionally, the Company adjusted the base yield for specific features of the debt securities including call features, coupon tax treatment and collateral for the Level 3 instruments.

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments were as follows:

	Carrying	At Fair Value as of March 31, 2016
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$12	$—	$—	$18	$18
Long-term debt (excluding capital lease obligations)	5,902	3,451	1,470	2,143	7,064

	Carrying	At Fair Value as of December 31, 2015
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$13	$—	$—	$18	$18
Long-term debt (excluding capital lease obligations)	5,914	3,397	1,419	1,941	6,757

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level in the fair value hierarchy as of March 31, 2016 and December 31, 2015, respectively:

	At Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$28	$—	$—	$28
Rabbi trust investments	12	—	—	12
Deposits	8	—	—	8
Mark-to-market derivative asset	—	2	—	2
Total assets	48	2	—	50

Liabilities:
Deferred compensation obligation	11	—	—	11
Mark-to-market derivative liabilities	—	3	—	3
Total liabilities	11	3	—	14
Total net assets (liabilities)	$37	$(1)	$—	$36

	At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$27	$—	$—	$27
Rabbi trust investments	12	—	—	12
Deposits	1	—	—	1
Mark-to-market derivative asset	—	2	—	2
Other investments	4	—	—	4
Total assets	44	2	—	46

Liabilities:
Deferred compensation obligation	11	—	—	11
Mark-to-market derivative liability	—	1	—	1
Total liabilities	11	1	—	12
Total net assets	$33	$1	$—	$34

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Long-term restricted funds of $6 were included in other long-term assets as of March 31, 2016 and December 31, 2015.

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

Mark-to-market derivative asset and liability—The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company also employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and forward starting interest rate swaps, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company includes the mark-to-market derivate assets and liability in other long-term assets and other long-term liabilities, respectively.

Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets.

Note 12: Segment Information

The Company operates its businesses primarily through one reportable segment, the Regulated Businesses segment. The Company also operates businesses that provide a broad range of related and complementary water and wastewater services in non-regulated markets, which includes four operating segments that individually do not meet the criteria of a reportable segment. These four non-reportable operating segments are collectively presented as our “Market-Based Businesses”. “Other” includes corporate costs that are not allocated to the Company’s operating segments, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to acquisitions that have not been allocated to the operating segments for evaluation of performance and allocation of resource purposes. The following tables include the Company’s summarized segment information:

	As of or for the Three Months Ended March 31, 2016
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$634	$114	$(5)	$743
Depreciation and amortization	108	3	5	116
Total operating expenses, net	430	104	(5)	529
Interest, net	64	—	16	80
Income from continuing operations before income taxes	143	10	(17)	136
Provision for income taxes	56	4	(6)	54
Net income attributable to common stockholders	87	6	(11)	82
Total assets	15,472	512	1,433	17,417

	As of or for the Three Months Ended March 31, 2015
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$615	$87	$(4)	$698
Depreciation and amortization	100	1	6	107
Total operating expenses, net	424	76	(6)	494
Interest, net	61	—	14	75
Income from continuing operations before income taxes	134	12	(13)	133
Provision for income taxes	53	5	(5)	53
Net income attributable to common stockholders	81	7	(8)	80
Total assets (a)	14,431	310	1,516	16,257
(a)	The information has been revised to reflect the retrospective application of ASU 2015-15 Presentation of Debt Issuance Costs and ASU 2015-17 Income Taxes, which were early adopted in 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as result of a number of factors, including those we discuss under “Forward Looking Statements,” Part II, Item 1A—Risk Factors, and elsewhere in this Form 10-Q.

General

American Water Works Company, Inc. (“American Water” or the “Company”) is the largest and most geographically diverse investor-owned publicly-traded water and wastewater utility company in the United States, as measured both by operating revenue and population served. Our primary business involves the ownership of water and wastewater utilities that provide water and wastewater services to residential, commercial, industrial and other customers. Our utilities are generally subject to economic regulation by state regulatory agencies in the states in which they operate. We report the financial results of our utilities in our Regulated Businesses segment. We also provide other services through businesses that are not subject to economic regulation by state regulatory agencies. We present the results of these businesses as our “Market-Based Businesses”. For further description of our businesses, see Part I, Item 1—Business in our Form 10-K.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Form 10-Q and in our Form 10-K.

Financial Results

Income attributable to common stockholders increased 2 cents per diluted share, or 4.5%, to $0.46 cents per diluted share in the first three months of 2016 from $0.44 cents per diluted share for the same period in 2015. This increase was primarily due to continued growth in our Regulated Businesses segment largely attributable to additional authorized revenue driven by investment growth and acquisitions.

See “Comparison of Consolidated Results of Operations” and “Segment Results of Operations” below for further discussion on the consolidated results of operations, as well as our business segments.

Regulatory Matters

The table below provides rate authorizations by state, which became effective during the three months ended March 31, 2016. The table depicts annualized incremental revenues resulting from general rate cases, assuming a constant water sales volume, and infrastructure surcharge mechanisms that became effective during the period:

For the Three Months Ended
(In millions)	March 31, 2016
General rate cases by state:
West Virginia (February 25)	$18
California (January 1)	2
Indiana (January 29)	2
Total general rate cases	$22

Infrastructure surcharges by state:
Pennsylvania (January 1)	$11
Tennessee (March 15)	2
Illinois (January 1)	1
Total infrastructure surcharges	$14

Our Pennsylvania subsidiary was authorized additional annualized revenues from infrastructure surcharges of $2 million effective on April 1, 2016.

On April 6, 2016, the Missouri Public Service Commission (the “MoPSC”) approved two stipulations in the general rate case of our Missouri subsidiary. One stipulation includes an agreement providing for approximately $5 million in additional annualized revenues. The stipulations also resolve a number of issues associated with the Missouri general rate case. However, certain key policy issues of the rate case, such as rate design, rate consolidation and low income tariffs, remain outstanding. A final order of the MoPSC to resolve these policy issues is expected no later than June 30, 2016. Approval of the stipulation is subject to the MoPSC final order.

On April 29, 2016, our New York subsidiary filed a general rate case requesting an additional $8 million in annualized revenues. On April 29, 2016, our Iowa subsidiary filed a general rate case requesting an additional $5 million in annualized revenues. On May 2, 2016, our California subsidiary filed a preliminary application, in advance of our general rate case, requesting an additional $35 million in annualized revenues.

On April 15, 2016, our New Jersey subsidiary filed for additional annualized revenues from infrastructure surcharges in the amount of $9 million. On April 29, 2016, our West Virginia subsidiary filed for additional annualized revenues from infrastructure surcharges in the amount of $3 million.

As of May 3, 2016, including the filings discussed above, we are awaiting final general rate case orders in seven states requesting additional annualized revenue of $115 million. We are also awaiting approval from three states for additional annualized surcharges of $15 million. There is no assurance that all or any portion of these requests will be granted.

Focusing on Central Themes

For 2016, our focus continues to be anchored on the five central themes noted in 2015: 1) Safety, 2) Customers, 3) People, 4) Growth and 5) Technology and Operational Efficiency. We will continue our focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our stockholders. Additionally, we will continue our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made in the first three months of 2016 with respect to growth and improvement in our operational efficiency ratio is described below.

Growth—Infrastructure improvements, acquisitions and strategic capital investments

During the three months of 2016, we made capital investments of approximately $236 million, focused in two key areas:

•	$214 million primarily to improve infrastructure in our Regulated Businesses; and
•	$22 million for acquisitions in our Regulated Businesses, which added approximately 7,000 water and wastewater customers.

For the full-year of 2016, our total capital investment, including acquisitions, is expected to be in the range of $1.3 billion to $1.4 billion, most of which is allocated to improving infrastructure in our Regulated Businesses. Included in this range is our net capital investment by Pennsylvania-American Water Company in substantially all of the wastewater collection and treatment assets of Sewer Authority of the City of Scranton (the “SSA”). The SSA currently serves approximately 31,000 wastewater customers in the City of Scranton and Dunmore Borough, Pennsylvania. We expect this acquisition to close in the second half of 2016.

In April 2016, legislation in Pennsylvania was signed into law which authorizes water and wastewater companies to pay for and earn on municipal water and wastewater systems at appraised value rather than at depreciated original cost. Also, in Indiana two pieces of legislation were signed into law. Act 257, the Distressed Water and Wastewater Utilities Act, allows for water and wastewater systems of any size to qualify as distressed. Additionally it opens the appraisal process to a simple agreement between a municipality and a prospective buyer. The second piece of legislation, the System Integrity Adjustment Act, creates the first water and wastewater revenue stability mechanism in the state and allows for recovery of any difference between authorized revenue and actual revenue.

Technology & Operational Efficiency—Continuing Improvement in Adjusted O&M Efficiency Ratio for our Regulated Businesses

We continued to improve on our adjusted O&M efficiency ratio (a non-GAAP measure). Our adjusted O&M efficiency ratio for the twelve months ended March 31, 2016 was 35.6%, compared to 36.3% for the twelve months ended March 31, 2015. The improvement in the 2016 O&M efficiency ratio over this period was attributable to an increase in revenue coupled with a decline in O&M expenses.

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

Our adjusted O&M efficiency ratio is defined as our regulated O&M expense divided by regulated operating revenues, where both O&M expense and operating revenues were adjusted to eliminate purchased water expenses. Additionally, from the O&M expenses, we excluded the allocable portion of non-O&M support services cost, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the accompanying Consolidated Statement of Operations.

The following table provides the calculation and reconciliation that compares O&M and operating revenues, as determined in accordance with GAAP, and to those amounts utilized in the calculation of our adjusted O&M efficiency ratio for the twelve months ended March 31, 2016 as compared to the same period in 2015.

	For the Twelve Months Ended March 31,
(In millions)	2016	2015
Total operation and maintenance expenses	$1,428	$1,349
Less:
Operation and maintenance expenses—Market-Based Businesses	383	301
Operation and maintenance expenses—Other	(46)	(52)
Total operation and maintenance expenses—Regulated Businesses	1,091	1,100
Less:
Regulated purchased water expenses	116	120
Allocation of non-operation and maintenance expenses	33	40
Impact of Freedom Industries chemical spill in West Virginia	—	6
Estimated impact of weather (mid-point of range)	—	(2)
Adjusted operation and maintenance expenses—Regulated Businesses (a)	$942	$936

Total operating revenues	$3,204	$3,030
Less:
Operating revenues—Market-Based Businesses	461	366
Operating revenues—Other	(19)	(18)
Total regulated operating revenues—Regulated Businesses	2,762	2,682
Less:
Regulated purchased water revenues*	116	121
Plus:
Estimated impact of weather (mid-point of range)	—	17
Adjusted operating revenues—Regulated Businesses (b)	$2,646	$2,578

Adjusted operation and maintenance efficiency ratio—Regulated Businesses (a)/(b)	35.6%	36.3%
*	Calculation assumes purchased water revenues approximate purchased water expenses.

Consolidated Results of Operations

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015	2016 vs. 2015
(In millions)				%
Operating revenues	$743	$698	$45	6.4%
Operating expenses:
Operation and maintenance	348	324	24	7.4%
Depreciation and amortization	116	107	9	8.4%
General taxes	66	64	2	3.1%
Gain on asset dispositions and purchases	(1)	(1)	—	—
Total operating expenses, net	529	494	35	7.1%
Operating income	214	204	10	4.9%
Other income (expenses):
Interest, net	(80)	(75)	(5)	6.7%
Other, net	2	4	(2)	(50.0%)
Total other income (expenses)	(78)	(71)	(7)	9.9%
Income from continuing operations before income taxes	136	133	3	2.3%
Provision for income taxes	54	53	1	1.9%
Net income attributable to common stockholders	$82	$80	$2	2.5%

Comparison of Consolidated Results of Operations

Operating revenues. In the first three months of 2016, operating revenues increased due to a:

•

$19 million increase in our Regulated Businesses segment due to authorized rate increases to fund investment growth, acquisitions and incremental revenues from surcharges and balancing accounts, partially offset by lower consumption when compared to the same period in 2015;

•	$15 million increase in our Market-Based Businesses primarily due to incremental revenue from our Military Services Group and contract growth in our Homeowner Services Group; and
•	$12 million increase attributable to Keystone, which was acquired in the third quarter of 2015 and is included in our Market-Based Businesses.

Operation and maintenance. In the first three months of 2016, operation and maintenance expense increased primarily due to a:

•

$13 million increase in our Market-Based Businesses primarily due to incremental costs in our Military Services Group and Homeowner Services Group corresponding with the increases in operating revenues discussed above, as well as the acceleration of marketing expenses into the first quarter; and

•	$12 million increase attributable to Keystone.

Depreciation and amortization. In the first three months of 2016, depreciation and amortization expense increased primarily as a result of additional utility plant placed in service and the acquisition of Keystone.

Other income (expenses). In the first three months of 2016, other expenses increased primarily due to a $5 million increase in interest expense from the issuance of incremental long-term debt in the last six months of 2015.

Segment Results of Operations

Our segments are determined based on how we assess our performance and allocate our resources. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being net income attributable to common stockholders.

We conduct our business primarily through one reportable segment, our Regulated Businesses segment. We also operate businesses that provide a broad range of related and complementary water and wastewater services in non-regulated markets, which includes four operating segments that individually do not meet the criteria of a reportable segment. These four non-reportable segments are presented as our “Market-Based Businesses”.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses segment:

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015	2016 vs. 2015
(In millions)				%
Operating revenues	$634	$615	$19	3.1%
Operation and maintenance	262	266	(4)	(1.5%)
Operating expenses, net	430	424	6	1.4%
Net income attributable to common stockholders	87	81	6	7.4%

Operating revenues. The following tables and discussions provide explanation of the variances related to the three components of operating revenues—water services revenues, wastewater services revenues and other revenues:

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015	2016 vs. 2015
(In millions)	Operating Revenues			%
Billed water services:
Residential	$348	$347	$1	0.3%
Commercial	125	123	2	1.6%
Industrial	30	31	(1)	(3.2%)
Public and other	76	76	—	—
Other water revenues	11	7	4	57.1%
Billed water services	590	584	6	1.0%
Unbilled water services	5	(4)	9	(225.0%)
Total water services revenues	595	580	15	2.6%
Wastewater services revenues	27	23	4	17.4%
Other revenues	12	12	—	—
Total operating revenues	$634	$615	$19	3.1%

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015	2016 vs. 2015
(In millions)	Billed Water Services Volumes			%
Billed water services:
Residential	36,409	37,654	(1,245)	(3.3%)
Commercial	17,416	17,290	126	0.7%
Industrial	8,640	8,997	(357)	(4.0%)
Public and other	10,968	11,838	(870)	(7.3%)
Billed water services	73,433	75,779	(2,346)	(3.1%)

In the first three months of 2016, operating revenues increased primarily due to a:

•	$16 million increase from authorized rate increases primarily to fund investment growth in various states;
•	$4 million attributable to recent water and wastewater acquisitions;
•	$4 million incremental revenues from balancing accounts and infrastructure surcharges; partially offset by a
•	$7 million decline in consumption in 2016 compared to the same period in 2015 primarily due to declining usage from milder weather in certain states.

Operation and maintenance. The following table and discussions provide a detailed explanation of the variances related to the major components of operation and maintenance.

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015	2016 vs. 2015
(In millions)				%
Production costs	$63	$64	$(1)	(1.6%)
Employee-related costs	109	109	—	—
Operating supplies and services	50	46	4	8.7%
Maintenance materials and supplies	15	19	(4)	(21.1%)
Customer billing and accounting	14	15	(1)	(6.7%)
Other	11	13	(2)	(15.4%)
Total	$262	$266	$(4)	(1.5%)

In the first three months of 2016, operation and maintenance decreased primarily due to a:

•	$4 million decrease in maintenance services and supplies primarily due to lower main breaks as a result of milder weather in 2016 compared to the same period in 2015; partially offset by a
•

$3 million credit adjustment included in operating supplies and services in 2015, which was related to authorized recovery in the California rate case of previously expensed business transformation costs.

Operating expenses, net. This increase is principally due to higher depreciation and amortization expense of $8 million partially offset by the decrease in operation and maintenance expense as explained above. The increase in depreciation and amortization expense is primarily due to additional utility plant placed in service.

Market-Based Businesses

The following table summarizes certain financial information for our Market-Based Businesses:

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015	2016 vs. 2015
(In millions)				%
Operating revenues	$114	$87	$27	31.0%
Operation and maintenance	99	74	25	33.8%
Operating expenses, net	104	76	28	36.8%
Net income attributable to common stockholders	6	7	(1)	(14.3%)

Operating revenues. In the first three months of 2016, operating revenues increased primarily due to a:

•	$12 million increase resulting from Keystone;
•	$9 million increase in our Military Services Group revenues primarily due to ongoing construction project activities; and
•	$4 million increase in our Homeowner Services Group revenues primarily due to contract growth and the expansion into other geographic areas.

Operation and maintenance. The following table summarizes information regarding components of operation and maintenance:

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015	2016 vs. 2015
(In millions)				%
Production costs	$9	$9	$—	0%
Employee-related costs	24	16	8	50.0%
Operating supplies and services	47	33	14	42.4%
Maintenance materials and supplies	16	14	2	14.3%
Other	3	2	1	50.0%
Total	$99	$74	$25	33.8%

In the first three months of 2016, operation and maintenance expense increased primarily due to a:

•	$12 million increase resulting from Keystone, including $5 million in employee-related costs, $6 million in operating supplies and services and $1 million in maintenance materials and supplies;
•

$8 million increase in operating supplies and services primarily due to increased construction project activities in our Military Services Group, as well as additional marketing expenses in Homeowner Services Group; and

•

$3 million increase in employee-related costs in our Military Services Group, Contract Operations Group and Homeowner Services Group, including the addition of two military contracts that started operations in late 2014 and the transition phase of the Vandernberg Air Force Base.

Operating expenses, net. This increase is principally due to the increase in operation and maintenance expense explained above as well as higher depreciation and amortization expense as a result of Keystone.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion under in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources contained in our Form 10-K.

We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and, to the extent necessary, American Water Capital Corp. (“AWCC”) revolving credit facility. We regularly evaluate the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in our revolving credit facility.

In order to meet our short-term liquidity needs, we, through AWCC, our wholly owned financing subsidiary, issue commercial paper, which is supported by our revolving credit facility. Effective as of March 22, 2016 and under the terms of the revolving credit agreement dated June 30, 2015, AWCC exercised its right to increase its borrowing capacity available under our revolving credit facility from an aggregate maximum of $1.25 billion to $1.75 billion. All other terms, conditions and covenants with respect to the existing facility remained unchanged. The Company incurred $1 million of issuance costs in connection with the increased lending commitments, which will be amortized over the remaining life of the credit facility. Also on March 22, 2016, AWCC increased the commercial paper program from $1.0 billion to $1.6 billion.

On March 24, 2016, we entered into three forward starting swap agreements with an aggregate notional amount of $225 million to reduce interest rate exposure for a portion of the expected refinancing of our 6.085% fixed-rate long-term debt maturing in 2017. The forward starting swap agreements terminate in December 2017 and have an average fixed interest rate of 2.30%.

As of March 31, 2016, AWCC had no outstanding borrowings and $89 million of outstanding letters of credit under the revolving credit facility. As of March 31, 2016, AWCC had $1.66 billion available under the revolving credit facility to fulfill our short-term liquidity needs and to issue letters of credits, which supported $839 million in outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the credit facility or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. The following table provides a summary of the major items affecting cash flows provided by our operating activities:

	For the Three Months Ended March 31,
	2016	2015
(In millions)
Net income	$82	$80
Add (less):
Non-cash activities (a)	164	150
Changes in working capital (b)	15	(19)
Pension and postretirement healthcare contributions	(14)	(13)
Net cash flows provided by operations	$247	$198
(a)

Includes depreciation and amortization, deferred income taxes and amortization of deferred investment tax credits, provision for losses on accounts receivable, gain on asset dispositions and purchases, pension and non-pension postretirement benefits expense and other non-cash, net. Details of each component can be found in the Consolidated Statements of Cash Flows.

(b)

Changes in working capital include changes to receivables and unbilled revenues, pension and non-pension postretirement benefit contributions, accounts payable and accrued liabilities, and other current assets and liabilities, net.

In the first three months of 2016, the increase in cash flows from operating activities, as compared to the same period in 2015, is primarily due to changes in non-cash activities and working capital. Most of the change in the non-cash activities is associated with an increase in deferred taxes, mainly as a result of infrastructure investment combined with the tax effect of electing bonus depreciation which is also a component of the change in other assets and liabilities. The changes in working capital were principally driven by three components: a change in accounts receivable and unbilled revenues resulting from continuous improvement in our Regulated Businesses’ collection efforts, as well as increased collection of outstanding receivables in our Military Services Group in 2016; a change in accounts payable and accrued liabilities mainly associated with incremental accrued interest in 2016 partially offset by the timing of payments; and lastly, a change in other assets and liabilities, net as a result of a change in the book overdraft liability from the timing of accounts payable and the timing of electing bonus depreciation as described above.

Cash Flows Used in Investing Activities

The following table provides information regarding cash flows used in our investing activities:

	For the Three Months Ended March 31,
	2016	2015
(In millions)
Net capital expenditures	$(284)	$(226)
Acquisitions and related costs	(22)	—
Other investing activities, net (a)	(17)	(20)
Net cash flows used in investing activities	$(323)	$(246)
(a)	Includes removal costs from property, plant and equipment retirements, net, proceeds from sale of assets and net funds restricted.

In the first three months of 2016, net capital expenditures increased $58 million, or 25.7%, primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure in our Regulated Businesses.

The increase in cash utilized for acquisitions during the first three months of 2016 compared to the same period in 2015 is principally due to the purchase of all of Environmental Disposal Corporation’s outstanding capital stock, an investor-owned wastewater utility in New Jersey.

As previously discussed, on March 29, 2016, Pennsylvania-American Water Company (“PAWC”) entered into an asset purchase agreement with the SSA to acquire substantially all of the wastewater collection and treatment system assets of the Sewer Authority of the City of Scranton (the “SSA”) system for a total transaction value of approximately $195 million, subject to certain adjustments as provided in the asset purchase agreement. Included in the agreement is a requirement that the SSA must transfer $38 million of cash at the time of closing, as well as other purchase price adjustments. The SSA is currently subject to a Consent Decree with the U.S. Environmental Protection Agency (the “EPA”) and the Pennsylvania Department of Environmental Protection (“PaDEP”), which requires the SSA to complete significant upgrades to its sewer system at an estimated cost of $140 million. As a part of the purchase, PAWC will be required to cause the Consent Decree to be amended to allow it to assume the obligations and liabilities of the SSA thereunder. The acquisition closing is subject to the approval of the Pennsylvania Public Utility Commission, and, with respect to the amendment of the Consent Decree, the consent of the EPA, PaDEP, the U.S. Department of Justice and the U.S. District Court for the Middle District of Pennsylvania. We expect to close the transaction by September 30, 2016.

Cash Flows Provided by Financing Activities

The following table provides information regarding cash flows provided by our financing activities:

	For the Three Months Ended March 31,
	2016	2015
(In millions)
Repayments of long-term debt	$(11)	$(4)
Proceeds from short-term borrowings	211	95
Dividends paid	(61)	(56)
Anti-dilutive stock repurchases	(62)	—
Other financing activities, net (a)	20	14
Net cash flows provided by financing activities	$97	$49
(a)

Includes proceeds from issuance of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds, debt issuance costs and tax benefits realized from equity compensation.

The increase in proceeds from short-term borrowings in 2016 was primarily due to the use of short-term borrowings to fund a portion of the capital expenditures, acquisitions and anti-dilutive stock repurchases.

The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the first three months of 2016:

Company	Type	Rate	Maturity	Amount (In millions)
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.30%	2016-2041	9
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$11

Credit Facilities and Short-Term Debt

The following table summarizes information as of March 31, 2016 regarding the Company’s aggregate credit facility commitments, letter of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities:

	Credit Facilities Commitment (a)	Available Credit Facility Capacity (a)	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper	Credit Line Borrowing (a)
(In millions)
March 31, 2016	$1,766	$1,677	$150	$61	$839	$—
(a)	Includes amounts related to Keystone’s revolving credit facility. The total commitment under the revolving credit facility was $16 million, all of which was available as of March 31, 2016.

The weighted-average interest rate on short-term borrowings for the three months ended March 31, 2016 and 2015 was approximately 0.74% and 0.47%, respectively.

Capital Structure

The following table provides certain information regarding our capital structure as of each of the dates set forth below:

	March 31, 2016	December 31, 2015
Total common stockholders' equity	42.9%	43.5%
Long-term debt and redeemable preferred stock at redemption value	49.5%	50.6%
Short-term debt and current portion of long-term debt	7.6%	5.9%
	100%	100%

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

Certain long-term notes and the AWCC revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. As of March 31, 2016, our ratio was 0.57 to 1.00 and therefore we were in compliance with the covenant.

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

The following table presents the Company’s securities ratings as of March 31, 2016:

Securities	Moody's Investors Service	Standard & Poor's Ratings Service
Senior unsecured debt	A3	A
Commercial paper	P2	A-1

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

Dividends

On March 1, 2016, we paid a cash dividend of $0.34 per share to the Company’s shareholders of record as of February 8, 2016.

On April 22, 2016 our Board of Directors declared a quarterly cash dividend payment of $0.375 per share payable on June 1, 2016 to stockholders of record as of May 9, 2016. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Application of Critical Accounting Policies and Estimates

Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Form 10-K for a discussion of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2—New Accounting Pronouncements to the Notes to Consolidated Financial Statements included in Part I, Item 1—Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting standards recently adopted or pending adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes to our exposure to market risk since December 31, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk contained in our Form 10-K.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

We concluded that there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.

Alternative Water Supply in Lieu of Carmel River Diversions

Regional Desalination Project

On March 23, 2016, the Supreme Court of California granted the petition by the Marina Coast Water District (the “MCWD”) seeking review of the approval by the California Public Utilities Commission (“CPUC”) of a settlement agreement with respect to the Regional Desalination Project (the “RDP”) and the order of the CPUC denying MCWD’s rehearing application. However, further action was deferred pending consideration and disposition of a related issue in another case.

Monterey Peninsula Water Supply Project

On March 17, 2016, the CPUC’s Energy Division issued a notice of further delays to the schedule for the Water Supply Project’s environmental review, with environmental certification currently scheduled for completion in November 2017. Based on the foregoing, Cal Am estimates that the earliest date by which the Water Supply Project could be completed is sometime in 2019. There can be no assurance that Cal Am’s application for the Water Supply Project will be approved or that the Water Supply Project will be completed on a timely basis, if ever.

West Virginia Elk River Freedom Industries Chemical Spill

To date, there are 69 pending cases against WVAWC with respect to this matter in the United States District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties.

On January 28, 2016, all of the state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings. Plaintiffs have filed a consolidated class action complaint, and the defendants have until June 1, 2016 to file an answer in response to their claims.

On December 17, 2015, the court in the Federal action entered a scheduling order that provides for the trial on class issues to begin in July 2016. On March 25, 2016, the court in the Federal action entered an order extending the schedule for events through briefing related to dispositive motions and expert challenges and noting that further events in the case would be set by additional orders to be issued by the court in due course.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in our Form 10-K, and in our other public filings, which could materially affect our business, financial condition or future results. Other than as set forth below, there have been no material changes from risk factors previously disclosed in Part I, Item 1A—Risk Factors in our Form 10-K.

On April 1, 2016, we experienced a non-cybersecurity-related firmware failure of an information technology storage device utilized for our core business functions. Our water and wastewater systems were not impacted by this event. We implemented our disaster recovery activities and were able to utilize all financial systems and established internal control procedures for the quarter and month ended March 31, 2016. The foregoing should be read in conjunction with the risk factor set forth in Part I, Item 1A—Risk Factors in our Form 10-K entitled “We rely on technology to facilitate the management of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2015, the Board of Directors authorized an anti-dilutive stock repurchase program to mitigate the dilutive effect of shares issued through the Company’s dividend reinvestment, employee stock purchase and executive compensation activities. The program allows the Company to purchase up to 10.0 million shares of its outstanding common stock over an unrestricted period of time in the open market or through privately negotiated transactions. The program is conducted in accordance with Rule 10b-18 of the Exchange Act, and, to facilitate these repurchases, the Company entered into a Rule 10b5-1 share repurchase plan with a third-party broker, which allows the Company to repurchase shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Subject to applicable regulations, the Company may elect to amend or cancel the program or the share repurchase parameters at its discretion to manage dilution.

The following table provides a summary of information about the shares of common stock purchased by the Company during the three months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1 - January 31, 2016	308,913	$60.99	308,913	7,441,087
February 1 - February 29, 2016	323,438	65.45	323,438	7,117,649
March 1 - March 31, 2016	318,824	67.94	318,824	6,798,825
Total	951,175	$64.81	951,175
(a)	From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2016, the Company repurchased an aggregate of 3,201,175 shares under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

*10.1.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Nonqualified Stock Option Grant.

*10.1.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Nonqualified Stock Option Grant (for certain executives).

*10.2.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Restricted Stock Unit Grant.

*10.2.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Restricted Stock Unit Grant (for certain executives).

*10.3.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form A-1.

*10.3.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form A-2.

*10.3.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form B-1.

*10.3.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form B-2.

10.4.1

American Water Works Company, Inc. Annual Incentive Plan (incorporated by reference to Appendix C to American Water Works Company, Inc.’s Definitive Proxy Statement, File No. 001-34028, filed March 27, 2015).

10.4.2

Amendment 2016-1 to American Water Works Company, Inc. Annual Incentive Plan, effective January 1, 2016 (incorporated by reference to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 26, 2016).

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

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 4, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2016.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)

By	/s/ SUSAN N. STORY
Susan N. Story President and Chief Executive Officer (Principal Executive Officer)

By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

*10.1.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Nonqualified Stock Option Grant.

*10.1.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Nonqualified Stock Option Grant (for certain executives).

*10.2.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Restricted Stock Unit Grant.

*10.2.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Restricted Stock Unit Grant (for certain executives).

*10.3.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form A-1.

*10.3.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form A-2.

*10.3.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form B-1.

*10.3.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Performance Stock Unit Grant Form B-2.

10.4.1

American Water Works Company, Inc. Annual Incentive Plan (incorporated by reference to Appendix C to American Water Works Company, Inc.’s Definitive Proxy Statement, File No. 001-34028, filed March 27, 2015).

10.4.2

Amendment 2016-1 to American Water Works Company, Inc. Annual Incentive Plan, effective January 1, 2016 (incorporated by reference to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 26, 2016).

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

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 4, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.