Form 10-Q
period 2016-06-30
American Water Works Company, Inc.
filed 2016-08-03
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2016
Common Stock, $0.01 par value per share	177,902,408 shares (excludes 3,721,496 treasury shares as of July 28, 2016)

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

Quarterly REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2016

i

FORWARD-LOOKING STATEMENTS

We have made statements in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”), that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “assume,” “forecast,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, including our adjusted operation and maintenance (“O&M”) efficiency ratio, cash flows, our growth and portfolio optimization strategies, our projected capital expenditures and related funding requirements, our ability to repay debt, our projected strategy to finance current operations and growth initiatives, the impact of legal proceedings and potential fines and penalties, business process and technology improvement initiatives, trends in our industry, regulatory or legal developments or rate adjustments, including rate case filings, filings for infrastructure surcharges and filings to address regulatory lag.

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
•

the intentional or unintentional actions of a third party, including contamination of our water supplies or water provided to our customers, and attacks on, or infiltration of or other disruptions to, our computer systems or other critical infrastructure;

•	our ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;
•

our ability to successfully meet growth projections for our business and capitalize on growth opportunities, including our ability to, among other things, acquire and integrate water and wastewater systems into our regulated operations, and enter into contracts and other agreements with, or otherwise obtain, new customers in our market-based businesses;

•	cost overruns relating to improvements in or the expansion of our operations;
•	our ability to maintain safe work sites;
•

our exposure to liabilities related to environmental laws and similar matters resulting from, among other things, the provision of water services to customers in the natural gas exploration and production market;

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

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Property, plant and equipment	$19,058	$18,504
Accumulated depreciation	(4,741)	(4,571)
Property, plant and equipment, net	14,317	13,933
Current assets:
Cash and cash equivalents	52	45
Restricted funds	23	21
Accounts receivable, net	240	255
Unbilled revenues	286	267
Materials and supplies	42	38
Other	48	31
Total current assets	691	657
Regulatory and other long-term assets:
Regulatory assets	1,306	1,271
Goodwill	1,313	1,302
Other	79	78
Total regulatory and other long-term assets	2,698	2,651
TOTAL ASSETS	$17,706	$17,241

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 181,620,003 and 180,907,483 shares outstanding, respectively)	$2	$2
Paid-in-capital	6,382	6,351
Accumulated deficit	(921)	(1,073)
Accumulated other comprehensive loss	(96)	(88)
Treasury stock, at cost (3,721,496 and 2,625,112 shares, respectively)	(214)	(143)
Total common stockholders' equity	5,153	5,049
Long-term debt	5,850	5,862
Redeemable preferred stock at redemption value	11	12
Total long-term debt	5,861	5,874
Total capitalization	11,014	10,923
Current liabilities:
Short-term debt	950	628
Current portion of long-term debt	54	54
Accounts payable	148	126
Accrued liabilities	377	493
Taxes accrued	39	26
Interest accrued	61	62
Other	111	144
Total current liabilities	1,740	1,533
Regulatory and other long-term liabilities:
Advances for construction	309	349
Deferred income taxes, net	2,430	2,310
Deferred investment tax credits	23	24
Regulatory liabilities	406	402
Accrued pension expense	341	342
Accrued postretirement benefit expense	167	169
Other	89	68
Total regulatory and other long-term liabilities	3,765	3,664
Contributions in aid of construction	1,187	1,121
Commitments and contingencies (see Note 8)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$17,706	$17,241

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$827	$782	$1,570	$1,480
Operating expenses:
Operation and maintenance	351	336	699	660
Depreciation and amortization	115	109	231	216
General taxes	64	60	130	124
Gain on asset dispositions and purchases	(2)	(1)	(3)	(2)
Total operating expenses, net	528	504	1,057	998
Operating income	299	278	513	482
Other income (expense):
Interest, net	(81)	(76)	(161)	(151)
Other, net	7	2	9	6
Total other income (expense)	(74)	(74)	(152)	(145)
Income from continuing operations before income taxes	225	204	361	337
Provision for income taxes	88	81	142	134
Net income attributable to common stockholders	$137	$123	$219	$203

Basic earnings per share:
Net income attributable to common stockholders	$0.77	$0.69	$1.23	$1.13
Diluted earnings per share:
Net income attributable to common stockholders	$0.77	$0.68	$1.23	$1.13
Weighted average common shares outstanding:
Basic	178	180	178	180
Diluted	178	180	178	180
Dividends declared per common share	$0.375	$0.34	$0.375	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$137	$123	$219	$203
Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Actuarial loss, net of tax of $1 for the three months and $2 for the six months	2	2	3	3
Foreign currency translation adjustment	(1)	—	—	(1)
Unrealized loss on cash flow hedges, net of tax of $(6) and $0 for the three months and $(7) and $0 for the six months	(10)	—	(11)	—
Net other comprehensive income (loss)	(9)	2	(8)	2
Comprehensive income attributable to common stockholders	$128	$125	$211	$205

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$219	$203
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	231	216
Deferred income taxes and amortization of investment tax credits	134	127
Provision for losses on accounts receivable	9	14
Gain on asset dispositions and purchases	(3)	(2)
Pension and non-pension postretirement benefits	31	31
Other non-cash, net	(32)	(17)
Changes in assets and liabilities:
Receivables and unbilled revenues	(13)	(72)
Pension and non-pension postretirement benefit contributions	(28)	(26)
Accounts payable and accrued liabilities	22	(50)
Other assets and liabilities, net	(52)	(6)
Net cash provided by operating activities	518	418
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(597)	(479)
Acquisitions	(24)	(41)
Proceeds from sale of assets and securities	2	5
Removal costs from property, plant and equipment retirements, net	(44)	(46)
Net funds restricted	(2)	(6)
Net cash used in investing activities	(665)	(567)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2	8
Repayments of long-term debt	(13)	(6)
Proceeds from short-term borrowings with maturities greater than three months	—	60
Net short-term borrowings with maturities less than three months	321	311
Proceeds from issuances of employee stock plans and DRIP	18	13
Advances and contributions for construction, net of refunds of $12 and $11, respectively	12	13
Debt issuance costs	(1)	(2)
Dividends paid	(127)	(117)
Anti-dilutive stock repurchase	(65)	(13)
Tax benefit realized from equity compensation	7	4
Net cash provided by financing activities	154	271
Net increase in cash and cash equivalents	7	122
Cash and cash equivalents as of beginning of period	45	23
Cash and cash equivalents as of end of period	$52	$145
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of end of period	$167	$192

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In millions)

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in Capital	Deficit	Loss	Shares	At Cost	Equity
Balance as of December 31, 2015	180.9	$2	$6,351	$(1,073)	$(88)	(2.6)	$(143)	$5,049
Net income attributable to common stockholders	—	—	—	219	—	—	—	219
Direct stock reinvestment and purchase plan	—	—	3	—	—	—	—	3
Employee stock purchase plan	—	—	3	—	—	—	—	3
Stock-based compensation activity	0.7	—	25	—	—	(0.1)	(6)	19
Repurchases of common stock	—	—	—	—	—	(1.0)	(65)	(65)
Net other comprehensive income (loss)	—	—	—	—	(8)	—	—	(8)
Dividends	—	—	—	(67)	—	—	—	(67)
Balance as of June 30, 2016	181.6	$2	$6,382	$(921)	$(96)	(3.7)	$(214)	$5,153

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in Capital	Deficit	Loss	Shares	At Cost	Equity
Balance as of December 31, 2014	179.5	$2	$6,302	$(1,296)	$(82)	(0.2)	$(11)	$4,915
Cumulative effect of change in accounting principle	—	—	—	(8)	—	—	—	(8)
Net income attributable to common stockholders	—	—	—	203	—	—	—	203
Direct stock reinvestment and purchase plan	—	—	3	—	—	—	—	3
Employee stock purchase plan	—	—	2	—	—	—	—	2
Stock-based compensation activity	0.6	—	17	—	—	(0.1)	(6)	11
Repurchases of common stock	—	—	—	—	—	(0.3)	(13)	(13)
Net other comprehensive income (loss)	—	—	—	—	2	—	—	2
Dividends	—	—	—	(61)	—	—	—	(61)
Balance as of June 30, 2015	180.1	$2	$6,324	$(1,162)	$(80)	(0.6)	$(30)	$5,054

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(Unless otherwise noted, in millions, except per share data)

Note 1: Basis of Presentation

The unaudited consolidated financial statements provided in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (collectively, “American Water” or the “Company”) in which a controlling interest is maintained after the elimination of intercompany accounts and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2016 and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.

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

Note 2: New Accounting Pronouncements

The following recently issued accounting standard has been adopted by the Company as of June 30, 2016:

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

The following recently issued accounting standards are not yet required to be adopted by the Company as of June 30, 2016:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Simplification of Employee Share-Based Payment Accounting

Simplified accounting and disclosure requirements for share-based payment awards. The updated guidance addresses: (i) the recognition of excess tax benefits and deficiencies; (ii) the classification of excess tax benefits and taxes paid on the Consolidated Statements of Cash Flows; (iii) election of an accounting policy for forfeitures; and (iv) the amount an employer can withhold to cover income taxes and still qualify for equity classification.

		January 1, 2017; early adoption permitted	Alternative transition methods available	The Company is evaluating the effect on the financial statements, related disclosures and timing of adoption.
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

		January 1, 2018; early adoption permitted	Alternative transition methods available	The Company is evaluating the effect on the financial statements, related disclosures and method of adoption. The Company does not expect to early adopt.
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

		January 1, 2019; early adoption permitted	Modified retrospective	The Company is evaluating the effect on the financial statements, related disclosures and the timing of adoption.
Measurement of Credit Losses

Updated the accounting guidance on reporting credit losses for financial assets held at amortized cost basis and available-for-sale debt securities. Under this guidance, expected credit losses are required to be measured based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount of financial assets. Also, this guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down.

		January 1, 2020; early adoption permitted	Modified retrospective	The Company is evaluating the effect on the financial statements, related disclosures and the timing of adoption.

Note 3: Acquisitions

During the six months ended June 30, 2016, the Company incurred $24 in acquisition costs, including an aggregate purchase price of $23, net of cash received, for ten closed acquisitions of various regulated water and wastewater systems. Assets acquired, principally utility plant, totaled $30. Liabilities assumed totaled $17, including $8 of contributions in aid of construction and $6 of other long-term liabilities. The Company recorded additional goodwill of $11 associated with two of its acquisitions, which is reported in its Regulated Businesses segment and is expected to be fully deductible for tax purposes. The Company recognized a bargain purchase gain of $1 associated with two of its acquisitions, which was deferred as a regulatory liability.

Note 4: Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2016 and 2015, respectively:

	Defined Benefit Plans					Accumulated
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss	Foreign Currency Translation	Loss on Cash Flow Hedges	Other Comprehensive Loss
Beginning balance as of January 1, 2016	$(126)	$1	$36	$2	$(1)	$(88)
Other comprehensive loss before reclassifications	—	—	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive loss	—	—	3	—	—	3
Net other comprehensive income (loss)	—	—	3	—	(11)	(8)
Ending balance as of June 30, 2016	$(126)	$1	$39	$2	$(12)	$(96)

Beginning balance as of January 1, 2015	$(116)	$1	$31	$3	$(1)	$(82)
Other comprehensive loss before reclassifications	—	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss	—	—	3	—	—	3
Net other comprehensive income (loss)	—	—	3	(1)	—	2
Ending balance as of June 30, 2015	$(116)	$1	$34	$2	$(1)	$(80)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety. These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 7)

The amortization of the loss on cash flow hedges is reclassified to net income attributable to common stockholders during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations. (See Note 6)

Anti-dilutive Stock Repurchase Program

In February 2015, the Company’s Board of Directors authorized an anti-dilutive stock repurchase program, which allowed the Company to purchase up to 10.0 shares of its outstanding common stock over an unrestricted period of time. During the six months ended June 30, 2016, the Company repurchased 1.0 shares of common stock in the open market at an aggregate cost of $65 under the program. As of June 30, 2016, there were 6.8 shares of common stock available for repurchase under the program.

Note 5: Stock Based Compensation

Stock Options

During the six months ended June 30, 2016, the Company granted non-qualified stock options to certain employees under the Company’s 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). Stock options have a maximum term of seven years, are granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant, vest ratably over a three-year service period beginning January 1 of the year of the grant and generally are subject to the employee’s continued employment with the Company. Stock options granted are valued using the Black-Scholes option-pricing model.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2016:

Dividend yield	2.09%
Expected volatility	15.89%
Risk-free interest rate	1.15%
Expected life (years)	4.0
Exercise price	$65.15
Grant date fair value per share	$6.59

The grant date fair value is amortized through expense over the requisite service period using the straight-line method. As of June 30, 2016, $3 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.9 years.

The table below summarizes stock option activity for the six months ended June 30, 2016:

	Shares (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2016	1,187	$39.70	3.9	$24
Granted	339	65.15
Forfeited or expired	(28)	58.12
Exercised	(374)	33.17
Options outstanding as of June 30, 2016	1,124	$49.10	4.5	$40
Exercisable as of June 30, 2016	543	$39.11	3.1	$25

The following table summarizes additional information regarding stock options exercised for the six months ended June 30, 2016 and 2015:

	2016	2015
Intrinsic value	$13	$6
Exercise proceeds	12	8
Income tax benefit	4	2

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2016, the Company granted RSUs, both with and without performance conditions, to certain employees and RSUs without performance conditions to non-employee directors under the 2007 Plan. The RSUs without performance conditions generally vest ratably over a three-year service period beginning January 1 of the year of grant and are valued at the market value of the Company’s common stock on the date of grant. The RSUs with performance conditions include those with internal performance measures, and separately, certain market thresholds and vest ratably over a three-year performance period beginning January 1 of the year of grant (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds over the Performance Period. The RSUs with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The RSUs granted with market conditions are valued using the Monte Carlo simulation model.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation model for RSUs with market conditions granted during the six months ended June 30, 2016:

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

The table below summarizes RSU activity for the six months ended June 30, 2016:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Non-vested total as of January 1, 2016	436	$46.97
Granted	142	69.58
Performance share adjustment	74	39.89
Vested (a)	(250)	42.58
Forfeited	(14)	60.04
Non-vested total as of June 30, 2016	388	$56.25
(a)	Includes 202 thousand shares related to the 2013 RSUs and 48 thousand shares related to RSUs without performance conditions that vested during the six months ended June 30, 2016.

The following table summarizes additional information regarding RSUs issued during the six months ended June 30, 2016 and 2015:

	2016	2015
Intrinsic value	$15	$16
Income tax benefit	2	2

The grant date fair value of the restricted stock awards that vest ratably and have market and/or performance and service conditions are amortized through expense over the requisite service period using the graded-vesting method. RSUs that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of June 30, 2016, $8 of total unrecognized compensation cost related to the non-vested RSUs is expected to be recognized over the weighted-average remaining life of 1.3 years.

Note 6: Long-Term Debt

The following long-term debt was issued during the six months ended June 30, 2016:

Company	Type	Rate	Maturity	Amount
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	1.36%	2026	$2

The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the six months ended June 30, 2016:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp. (a)	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.30%	2016-2041	11
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$13
(a)

American Water Capital Corp., which is a wholly owned subsidiary of the Company, has a support agreement with the Company that, under certain circumstances, is the functional equivalent of a guarantee. This indebtedness is considered “debt” for purposes of this support agreement.

The Company has three forward starting swap agreements with an aggregate notional amount of $225 to reduce interest rate exposure on debt expected to be issued in 2017. The forward starting swap agreements terminate in December 2017 and have an average fixed rate of 2.29%. The Company has designated the forward starting swap agreements as cash flow hedges and the initial fair value, in addition to any subsequent changes in fair value, are recognized in accumulated other comprehensive loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive loss will be amortized through interest, net over the term of the issued debt.

The Company has an interest rate swap to hedge $100 of its 6.085% fixed-rate debt maturing in 2017. The Company pays variable interest of six-month LIBOR plus 3.422% and the interest rate swap matures with the fixed-rate debt in 2017. The Company has designated the interest rate swap as a fair value hedge accounted for at fair value with gains or losses, as well as the offsetting gains or losses on the hedged item, recognized in interest, net. The net loss recognized by the Company was de minimis for the three and six months ended June 30, 2016 and 2015.

The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $8. The Company has designated these instruments as economic hedges accounted for at fair value with gains or losses recognized in interest, net. The gain recognized by the Company was de minimis for the three and six months ended June 30, 2016 and 2015.

No ineffectiveness was recognized for the six months ended June 30, 2016 and 2015 related to hedging instruments.

The following table provides a summary of the gross fair value for the Company’s derivative asset and liabilities, as well as the location of the asset and liability balances in the Consolidated Balance Sheets:

Derivative Instruments	Derivative Designation	Balance Sheet Classification	June 30, 2016	December 31, 2015
Asset Derivative
Interest rate swap	Fair value hedge	Other long-term assets	$2	$2

Liability Derivatives
Forward starting swaps	Cash flow hedge	Other long-term liabilities	$18	$—
Interest rate swap	Economic hedge (non-designated)	Other long-term liabilities	1	1

Note 7: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic pension benefit cost
Service cost	$8	$10	$16	$19
Interest cost	20	18	40	37
Expected return on plan assets	(24)	(25)	(48)	(49)
Amortization of actuarial loss	7	7	14	13
Net periodic pension benefit cost	$11	$10	$22	$20

Components of net periodic other postretirement benefit cost
Service cost	$3	$4	$6	$7
Interest cost	8	7	15	15
Expected return on plan assets	(7)	(7)	(13)	(13)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of actuarial loss	1	2	2	3
Net periodic other postretirement benefit cost	$5	$6	$9	$11

The Company contributed $17 to its defined benefit pension plans in the first six months of 2016 and expects to contribute $16 during the remainder of 2016. In addition, the Company contributed $11 for the funding of its other postretirement plans in the first six months of 2016 and expects to contribute $11 during the remainder of 2016.

Note 8: Commitments and Contingencies

Commitments

On March 29, 2016, Pennsylvania-American Water Company (“PAWC”) entered into an asset purchase agreement with the Sewer Authority of the City of Scranton (“SSA”) to acquire substantially all of the wastewater collection and treatment system assets of the SSA’s system for a total stated purchase price of $195, which includes approximately $38 in assumed cash to be transferred at closing. The SSA is currently subject to a consent decree with the U.S. Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection (“PaDEP”), which requires the SSA to complete significant upgrades to its sewer system at an estimated cost of $140. As a part of the purchase, PAWC will be required to cause the consent decree to be amended to allow it to assume the obligations and liabilities of the SSA thereunder. The acquisition closing is subject to the approval of the Pennsylvania Public Utility Commission, and, with respect to the amendment of the consent decree, the consent of the EPA, PaDEP, the U.S. Department of Justice and the U.S. District Court for the Middle District of Pennsylvania. The Company is working to close this transaction by September 30, 2016.

Contingencies

The Company is routinely involved in legal actions in the normal conduct of its business. As of June 30, 2016, the Company has accrued approximately $7 of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies is $54. For certain matters, the Company is unable to estimate possible losses.

West Virginia Elk River Freedom Industries Chemical Spill

On January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances, 4-methylcyclohexane methanol, or MCHM, and PPH/DiPPH, a mix of polyglycol ethers, into the Elk River near the West Virginia-American Water Company (“WVAWC”) treatment plant intake in Charleston, West Virginia. After having been alerted to the leak of MCHM by the West Virginia Department of Environmental Protection, WVAWC took immediate steps to gather more information about MCHM, augment its treatment process as a precaution, and begin consultations with federal, state and local public health officials. As soon as possible after it was determined that the augmented treatment process would not fully remove the MCHM, a joint decision was reached in consultation with the West Virginia Bureau for Public Health to issue a “Do Not Use” order for all of its approximately 93,000 customer accounts in parts of nine West Virginia counties served by the Charleston treatment plant. The order addressed the use of water for drinking, cooking, washing and bathing, but did not affect continued use of water for sanitation and fire protection. Over the next several days, WVAWC and an interagency team of state and federal officials engaged in extensive sampling and testing to determine if levels of MCHM were below one part per million (1 ppm), a level that the U.S. Centers for Disease Control and Prevention (“CDC”) and the EPA indicated would be protective of public health. Beginning on January 13, 2014, based on the results of the continued testing, the Do Not Use order was lifted in stages to help ensure the water system was not overwhelmed by excessive demand, which could have caused additional water quality and service issues. By January 18, 2014, none of WVAWC’s customers were subject to the Do Not Use order, although CDC guidance suggesting that pregnant women avoid consuming the water until the chemicals were at non-detectable levels remained in place. In addition, based on saved samples taken on or before January 18, 2014, PPH/DiPPH was no longer detected in the water supply as of January 18, 2014. On February 21, 2014, WVAWC announced that all points of testing throughout its water distribution system indicated that levels of MCHM were below 10 parts per billion (10 ppb). The interagency team established 10 ppb as the “non-detect” level of MCHM in the water distribution system based on the measurement capabilities of the multiple laboratories used. WVAWC continued to work with laboratories to test down to below 2 ppb of MCHM and announced on March 3, 2014, that it had cleared the system to below this level.

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

On January 28, 2016, all of the state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings. On June 6, 2016, plaintiffs filed a second amended consolidated class action complaint. The second amended consolidated class action complaint names WVAWC as a defendant and alleges claims of, among other things, negligence, public and private nuisance, trespass, strict liability for abnormally dangerous activity, breach of contract, breach of statutory implied warranty, violation of the West Virginia Consumer Credit Protection Act, strict liability for failure to warn, negligent infliction of emotional distress, medical monitoring and punitive damages. On July 6, 2016, the defendants filed an answer in response to these claims. On July 25, 2016, plaintiffs filed a class certification motion seeking certification for liability and damage classes, including businesses and residents who were customers of WVAWC’s Kanawha Valley Treatment Plant (“KVTP”) on January 9, 2014, all West Virginia persons who suffered wage loss as a result of the spill and personal injury and medical monitoring for West Virginia residents within the affected counties that were exposed to contaminated water as a result of the spill.

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

On July 6, 2015, the plaintiffs filed a motion seeking certification of a class defined to include persons who resided in dwellings served by the KVTP on January 9, 2014, persons who owned businesses served by the KVTP on January 9, 2014, and hourly employees who worked for such businesses. The plaintiffs sought a class-wide determination of liability against the American Water Defendants, among others, and of damages to the three groups of plaintiffs as a result of the “Do Not Use” order issued after the Freedom Industries spill.

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

On December 17, 2015, the court in the Federal action originally entered a scheduling order that provided for the trial on class issues to begin in July 2016. During the first week of January 2016, three additional cases were filed against one or more of the American Water Defendants, as well as others, in the U.S. District Court for the Southern District of West Virginia with respect to this matter. On March 25, 2016, the court in the Federal action entered an order extending the schedule for events through briefing related to dispositive motions and expert challenges and noting that further events in the case would be set by additional orders to be issued by the court in due course. On May 10, 2016, each of the parties in the Federal action filed motions for summary judgment and motions to exclude experts, followed by responses on June 3, 2016 and final reply memoranda on June 16, 2016. On July 7, 2016, the court in the Federal action rescheduled the trial to begin on October 25, 2016.

Court-directed mediations were held at the end of September 2015 and June 2016 with the assistance of private mediators. Representatives of the American Water Defendants, Eastman Chemical, and the plaintiffs in both the Federal action and the state actions, as well as insurance carriers for certain of the defendants, participated in these mediation sessions. No resolution was reached and no further mediation discussions have been scheduled to date.

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

On May 21, 2014, the PSC issued an Order initiating a General Investigation into certain matters relating to WVAWC's response to the Freedom Industries spill. Three parties have intervened in the proceeding, including the Consumer Advocate Division of the PSC and two attorney-sponsored groups, including one sponsored by some of the plaintiffs’ counsel involved in the civil litigation described above. WVAWC has filed testimony regarding its response to the spill and is subject to discovery from PSC staff and the intervenors as part of the General Investigation. Several disputes have arisen between WVAWC and the intervenors regarding, among other things, the scope of the discovery and the maintenance of confidentiality with regard to certain WVAWC emergency planning documents. In addition, the intervenors and PSC staff filed expert testimony in support of their assertions that WVAWC did not act reasonably with respect to the Freedom Industries spill, and WVAWC has asserted that some of the testimony is outside the scope of the PSC proceeding. On May 23, 2016, the PSC entered an order setting a procedural schedule and ruling on outstanding motions related to discovery and the scope of testimony. Hearings have been scheduled to begin on November 15, 2016.

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

Missouri Infrastructure System Replacement Surcharge Litigation

On March 8, 2016, the Western District of the Missouri Court of Appeals ruled that the Missouri Public Service Commission (“MoPSC”) did not have statutory authority to issue an order in June 2015 approving an infrastructure system replacement surcharge (“ISRS”) for Missouri-American Water Company (“MAWC”), a wholly owned subsidiary of the Company. The court held that the MoPSC’s June 2015 order authorizing the ISRS increase was invalid because St. Louis County did not have a population of at least one million residents, as required by the statute. MAWC’s motion for rehearing or transfer filed with the Court of Appeals was denied on May 3, 2016. MAWC believes that the MoPSC’s June 2015 order authorizing the collection of ISRS revenues was lawful and will continue to challenge the ruling of the Court of Appeals. On June 28, 2016, the Missouri Supreme Court granted MAWC’s application to transfer the case from the Court of Appeals to the Missouri Supreme Court, and as a result of that order, the March 8, 2016 ruling of the Court of Appeals has been vacated. As of June 30, 2016, the Company has determined the range of reasonably possible loss associated with this matter to be zero to $26.

Other than as described in the “Contingencies” subsection of this Note 8, the Company believes that damages or settlements to be paid by the Company, if any, in claims or actions will not, individually or in the aggregate, have a material adverse effect on the Company.

Note 9: Earnings per Common Share

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net income attributable to common stockholders	$137	$123	$219	$203

Denominator
Weighted average common shares outstanding—Basic	178	180	178	180
Effect of dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—Diluted	178	180	178	180

The effect of dilutive common stock equivalents is related to the RSUs and non-qualified stock options granted under the 2007 Plan, and shares purchased under the Company’s Nonqualified Employee Stock Purchase Plan.

Note 10: Fair Value of Financial Assets and Liabilities

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

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments were as follows:

	Carrying	At Fair Value as of June 30, 2016
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$12	$—	$—	$18	$18
Long-term debt (excluding capital lease obligations)	5,902	3,617	1,455	2,068	7,140

	Carrying	At Fair Value as of December 31, 2015
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$13	$—	$—	$18	$18
Long-term debt (excluding capital lease obligations)	5,914	3,397	1,419	1,941	6,757

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level in the fair value hierarchy:

	At Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$30	$—	$—	$30
Rabbi trust investments	12	—	—	12
Deposits	6	—	—	6
Mark-to-market derivative asset	—	2	—	2
Total assets	48	2	—	50

Liabilities:
Deferred compensation obligation	12	—	—	12
Mark-to-market derivative liabilities	—	19	—	19
Total liabilities	12	19	—	31
Total net assets (liabilities)	$36	$(17)	$—	$19

	At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$27	$—	$—	$27
Rabbi trust investments	12	—	—	12
Deposits	1	—	—	1
Mark-to-market derivative asset	—	2	—	2
Other investments	4	—	—	4
Total assets	44	2	—	46

Liabilities:
Deferred compensation obligation	11	—	—	11
Mark-to-market derivative liability	—	1	—	1
Total liabilities	11	1	—	12
Total net assets	$33	$1	$—	$34

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Long-term restricted funds of $6 were included in other long-term assets as of June 30, 2016 and December 31, 2015.

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

Mark-to-market derivative asset and liability—The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a level of variable-rate debt as a percentage of total debt. The Company also employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and forward starting interest rate swaps, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company includes the mark-to-market derivative assets and liability in other long-term assets and other long-term liabilities, respectively.

Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets.

Note 11: Segment Information

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

	As of or for the Three Months Ended June 30, 2016
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$716	$115	$(4)	$827
Depreciation and amortization	109	4	2	115
Total operating expenses, net	434	98	(4)	528
Interest, net	(63)	1	(19)	(81)
Income from continuing operations before income taxes	221	22	(18)	225
Provision for income taxes	86	9	(7)	88
Net income attributable to common stockholders	135	13	(11)	137
Total assets	15,780	523	1,403	17,706

	As of or for the Three Months Ended June 30, 2015
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$687	$100	$(5)	$782
Depreciation and amortization	102	1	6	109
Total operating expenses, net	428	83	(7)	504
Interest, net	(61)	1	(16)	(76)
Income from continuing operations before income taxes	199	18	(13)	204
Provision for income taxes	77	6	(2)	81
Net income attributable to common stockholders	122	12	(11)	123
Total assets (a)	14,778	329	1,489	16,596

	As of or for the Six Months Ended June 30, 2016
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,350	$229	$(9)	$1,570
Depreciation and amortization	217	7	7	231
Total operating expenses, net	864	202	(9)	1,057
Interest, net	(127)	1	(35)	(161)
Income from continuing operations before income taxes	364	32	(35)	361
Provision for income taxes	142	13	(13)	142
Net income attributable to common stockholders	222	19	(22)	219
Total assets	15,780	523	1,403	17,706

	As of or for the Six Months Ended June 30, 2015
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,302	$187	$(9)	$1,480
Depreciation and amortization	202	2	12	216
Total operating expenses, net	852	159	(13)	998
Interest, net	(122)	1	(30)	(151)
Income from continuing operations before income taxes	333	30	(26)	337
Provision for income taxes	130	11	(7)	134
Net income attributable to common stockholders	203	19	(19)	203
Total assets (a)	14,778	329	1,489	16,596
(a)	The information has been revised to reflect the retrospective application of ASU 2015-15 Presentation of Debt Issuance Costs and ASU 2015-17 Income Taxes, which were early adopted in 2015.

Note 12: Subsequent Events

On July 1, 2016, the Company entered into a forward starting swap agreement with a notional amount of $75 to reduce interest rate exposure on debt expected to be issued in 2017. The forward starting swap agreement terminates in December 2017 and has a fixed rate of 1.9%.

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

Financial Results

In 2016, income attributable to common stockholders increased 9 cents and 10 cents per diluted share for the quarter and year-to-date, respectively. Both the quarter and year-to-date increases were primarily due to continued growth in our Regulated Businesses segment largely attributable to additional authorized revenue driven by investment growth and acquisitions.

See “Comparison of Consolidated Results of Operations” and “Segment Results of Operations” below for further discussion on the consolidated results of operations, as well as our business segments.

Regulatory Matters

The table below provides rate authorizations by state, which became effective during the three and six months ended June 30, 2016. The table depicts annualized incremental revenues resulting from general rate cases, assuming a constant water sales volume, and infrastructure surcharge mechanisms that became effective during the periods:

	For the Three Months Ended	For the Six Months Ended
(In millions)	June 30, 2016	June 30, 2016
General rate cases by state:
West Virginia (February 25)	$—	$18
California (January 1)	—	2
Indiana (January 29)	—	2
Total general rate cases	$—	$22

Infrastructure surcharges by state:
Pennsylvania (January 1 & April 1)	$2	$13
New Jersey (June 1)	9	9
Indiana (May 4)	3	3
Tennessee (March 15)	—	2
Illinois (January 1)	—	1
Total infrastructure surcharges	$14	$28

On April 1, 2016, our Virginia subsidiary implemented interim rates under bond and subject to refund, resulting in additional annualized revenues of $9 million.

On April 29, 2016, we filed general rate cases in New York and Iowa requesting additional annualized revenue of $9 million and $5 million, respectively. On May 9, 2016, $2 million in additional annualized revenues of the $5 million requested in the Iowa rate case were put into effect as interim rates under bond and subject to refund.

On April 29, 2016, our West Virginia subsidiary filed for an infrastructure surcharge requesting additional annualized revenues of $3 million.

On July 1, 2016, our California subsidiary filed a general rate case requesting to increase revenues by $51 million over three years. This increase includes additional annualized revenue of $35 million, which is expected to become effective on January 1, 2018 as well as a step rate and attrition rate increase of $8 million in both 2019 and 2020.

On July 20, 2016, our Illinois subsidiary filed for an infrastructure surcharge requesting additional annualized revenues of $6, which became effective on August 1, 2016.

Following the close of the second quarter, additional annualized revenue of $6 million resulting from infrastructure surcharges in our Pennsylvania subsidiary became effective on July 1, 2016. Additional annualized revenue of $5 million resulting from a general rate case in our Missouri subsidiary became effective on July 20, 2016 for water services and July 22, 2016 for wastewater services.

As of August 3, 2016, including the filings discussed above, we are awaiting final general rate case orders in six states, requesting additional annualized revenue of $110 million. We are also awaiting approval from one state for additional annualized surcharges of $3 million. There is no assurance that all or any portion of these requests will be granted.

Other Matters. In June 2016, the Pennsylvania legislature eliminated the consolidated tax adjustments for ratemaking purposes.  The new law now requires a calculation of the public utility’s federal income tax expense on a standalone basis—separate from any gains or losses of unregulated affiliates. In July 2016, new rules were issued associated with changes to the Qualified Infrastructure Plant (“QIP”) rules in Illinois. These new rules will expand the infrastructure program to include almost all capital improvements and modifies the cap on the QIP surcharge.

Focusing on Central Themes

For 2016, our focus continues to be anchored on the five central themes noted in 2015: 1) Safety, 2) Customers, 3) People, 4) Growth and 5) Technology and Operational Efficiency. We will continue our focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our stockholders. Additionally, we will continue our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made in the first six months of 2016 with respect to growth and improvement in our operational efficiency ratio is described below.

Growth—Infrastructure improvements, acquisitions and strategic capital investments

During the first half of 2016, we made capital investments of approximately $552 million, focused in two key areas:

•	$528 million of which the majority was in our Regulated Businesses primarily to improve infrastructure; and
•	$24 million for acquisitions in our Regulated Businesses, which added approximately 7,600 water and wastewater customers.

For the full-year of 2016, our total capital investment, including acquisitions, is expected to be in the range of $1.4 billion to $1.5 billion, most of which is allocated to improving infrastructure in our Regulated Businesses. Included in this range is net capital investment by Pennsylvania-American Water Company in substantially all of the wastewater collection and treatment assets of Sewer Authority of the City of Scranton (“SSA”). The SSA currently serves approximately 31,000 wastewater customers in the City of Scranton and Dunmore Borough, Pennsylvania. We are working to close this acquisition by September 30, 2016.

On August 2, 2016, we agreed to acquire all of the capital stock of Shorelands Water Company (“Shorelands”) in exchange for an equivalent value of our common stock. The maximum number of shares of our common stock to be exchanged upon closing of this acquisition will be less than 500,000 and will be based upon the average price of our common stock. Shorelands currently provides water service to approximately 11,000 customers in Monmouth County, New Jersey. The closing of this acquisition is subject to the satisfaction of various conditions and compliance by the parties with certain covenants, including obtaining the approval of the New Jersey Board of Public Utilities. The Company is seeking to close the acquisition in the first quarter of 2017.

Technology & Operational Efficiency—Continuing Improvement in Adjusted O&M Efficiency Ratio for our Regulated Businesses

We continued to improve on our adjusted O&M efficiency ratio (a non-GAAP measure). Our adjusted O&M efficiency ratio for the twelve months ended June 30, 2016 was 35.2%, compared to 35.9% for the twelve months ended June 30, 2015. The improvement in the 2016 O&M efficiency ratio over this period was attributable to an increase in revenue.

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

The following table provides the calculation and reconciliation that compares O&M and operating revenues, as determined in accordance with GAAP, and to those amounts utilized in the calculation of our adjusted O&M efficiency ratio for the twelve months ended June 30, 2016 as compared to the same period in 2015.

	For the Twelve Months Ended June 30,
(In millions)	2016	2015
Total operation and maintenance expenses	$1,443	$1,347
Less:
Operation and maintenance expenses—Market-Based Businesses	397	316
Operation and maintenance expenses—Other	(43)	(55)
Total operation and maintenance expenses—Regulated Businesses	1,089	1,086
Less:
Regulated purchased water expenses	116	119
Allocation of non-operation and maintenance expenses	32	39
Impact of Freedom Industries chemical spill in West Virginia	—	1
Estimated impact of weather (mid-point of range)	—	(2)
Adjusted operation and maintenance expenses—Regulated Businesses (a)	$941	$929

Total operating revenues	$3,249	$3,058
Less:
Operating revenues—Market-Based Businesses	476	385
Operating revenues—Other	(18)	(18)
Total regulated operating revenues—Regulated Businesses	2,791	2,691
Less:
Regulated purchased water revenues*	116	119
Plus:
Estimated impact of weather (mid-point of range)	—	17
Adjusted operating revenues—Regulated Businesses (b)	$2,675	$2,589

Adjusted operation and maintenance efficiency ratio—Regulated Businesses (a)/(b)	35.2%	35.9%
*	Calculation assumes purchased water revenues approximate purchased water expenses.

Consolidated Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Operating revenues	$827	$782	$45	5.8	$1,570	$1,480	$90	6.1
Operating expenses:
Operation and maintenance	351	336	15	4.5	699	660	39	5.9
Depreciation and amortization	115	109	6	5.5	231	216	15	6.9
General taxes	64	60	4	6.7	130	124	6	4.8
Gain on asset dispositions and purchases	(2)	(1)	(1)	—	(3)	(2)	(1)	50.0
Total operating expenses, net	528	504	24	4.8	1,057	998	59	5.9
Operating income	299	278	21	7.6	513	482	31	6.4
Other income (expenses):
Interest, net	(81)	(76)	(5)	6.6	(161)	(151)	(10)	6.6
Other, net	7	2	5	250.0	9	6	3	50.0
Total other income (expenses)	(74)	(74)	—	—	(152)	(145)	(7)	4.8
Income from continuing operations before income taxes	225	204	21	10.3	361	337	24	7.1
Provision for income taxes	88	81	7	8.6	142	134	8	6.0
Net income attributable to common stockholders	$137	$123	$14	11.4	$219	$203	$16	7.9

Comparison of Consolidated Results of Operations

Operating revenues. For the three months ended June 30, 2016, operating revenues increased primarily due to a:

•

$29 million increase in our Regulated Businesses segment due to authorized rate increases to fund investment growth, acquisitions and incremental revenues from surcharges and balancing accounts, partially offset by lower consumption when compared to the same period in 2015;

•

$15 million increase in our Market-Based Businesses, with $11 million attributable to Keystone Clearwater Solutions, LLC (“Keystone”), our water management solutions subsidiary, which was acquired in the third quarter of 2015 and $4 million attributable to incremental revenue in our Homeowner Services Group..

For the six months ended June 30, 2016, operating revenues increased due to a:

•

$48 million increase in our Regulated Businesses segment due to authorized rate increases to fund investment growth, acquisitions and incremental revenues from surcharges and balancing accounts, partially offset by lower consumption when compared to the same period in 2015; and

•

$42 million increase in our Market-Based Businesses primarily from a $23 million increase from Keystone, which was acquired in the third quarter of 2015 and is included in our Market-Based Businesses and $19 million increase mainly due to incremental revenues from our Military Services and Homeowner Services Groups

Operation and maintenance. For the three months ended June 30, 2016, operation and maintenance expense increased primarily due to a:

•

$14 million increase in our Market-Based Businesses with $8 million attributable to Keystone and the remaining $6 million due to incremental costs in our Homeowner Services Group corresponding with the increases in operating revenues; partially offset by

•

$2 million of lower expenses in our Regulated Businesses due to continued improved efficiency and timing offset by an increase in medical and prescription drug group insurance costs of $5 million. We expect higher group insurance costs to continue for the remainder of 2016.

For the six months ended June 30, 2016, operation and maintenance expense increased primarily due to a:

•

$39 million increase in our Market-Based Businesses with $20 million attributable to Keystone and the remaining $19 million primarily due to incremental costs in our Military Services Group and Homeowner Services Group corresponding with the increases in operating revenues discussed above; partially offset by a

•

$6 million decrease in our Regulated Business segment principally due to lower uncollectible expense and maintenance services and supplies costs; partially offset by an increase in medical and prescription drug group insurance costs of $5 million.

General Taxes. For the three and six months ended June 30, 2016, general taxes increased primarily as a result of higher gross receipts taxes in our Regulated Businesses segment.

Depreciation and amortization. For the three and six months ended June 30, 2016, depreciation and amortization expense increased primarily as a result of additional utility plant placed in service and the acquisition of Keystone in the third quarter of 2015.

Other income (expenses). For the three months ended June 30, 2016, other expenses remained unchanged due to a $5 million increase in interest expense from the issuance of incremental long-term debt in the last six months of 2015, offset by proceeds from the settlement of a contract dispute in our Market-Based Businesses and a favorable outcome associated with the finalization of the Missouri rate case. For the six months ended June 30, 2016, other expenses increased primarily due to a $10 million increase in interest expense from the issuance of incremental long-term debt in the last six months of 2015, offset by the proceeds from the settlement dispute recognized in the second quarter.

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

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Operating revenues	$716	$687	$29	4.2	$1,350	$1,302	$48	3.7
Operation and maintenance	269	271	(2)	(0.7)	531	537	(6)	(1.1)
Total operating expenses, net	434	428	6	1.4	864	852	12	1.4
Net income attributable to common stockholders	135	122	13	10.7	222	203	19	9.4

Operating revenues. The following tables and discussions provide explanations for variances related to the three components of operating revenues—water services revenues, wastewater services revenues and other revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Billed water services:
Residential	$383	$373	$10	2.7	$731	$720	$11	1.5
Commercial	139	135	4	3.0	264	258	6	2.3
Industrial	33	32	1	3.1	63	63	—	—
Public and other	83	83	—	—	159	159	—	—
Other water revenues	15	10	5	50.0	26	17	9	52.9
Billed water services	653	633	20	3.2	1,243	1,217	26	2.1
Unbilled water services	22	16	6	37.5	27	12	15	125.0
Total water services revenues	675	649	26	4.0	1,270	1,229	41	3.3
Wastewater services revenues	28	25	3	12.0	55	48	7	14.6
Other revenues	13	13	—	—	25	25	—	—
Total operating revenues	$716	$687	$29	4.2	$1,350	$1,302	$48	3.7

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Billed water services volumes:
Residential	40,936	41,725	(789)	(1.9)	77,345	79,379	(2,034)	(2.6)
Commercial	19,687	19,727	(40)	(0.2)	37,103	37,017	86	0.2
Industrial	9,541	9,573	(32)	(0.3)	18,181	18,570	(389)	(2.1)
Public and other	12,503	12,889	(386)	(3.0)	23,471	24,726	(1,255)	(5.1)
Billed water services volumes	82,667	83,914	(1,247)	(1.5)	156,100	159,692	(3,592)	(2.2)

For the three months ended June 30, 2016, operating revenues increased primarily due to a:

•	$21 million increase from authorized rate increases, including infrastructure surcharges, primarily to fund investment growth in various states;
•	$6 million incremental revenues from balancing accounts and surcharges;
•	$5 million increase attributable to recent water and wastewater acquisitions and organic growth; partially offset by a
•	$2 million decrease attributable to a decline in consumption in 2016 compared to the same period in 2015.

For the six months ended June 30, 2016, operating revenues increased primarily due to a:

•	$37 million increase from authorized rate increases, including infrastructure surcharges, primarily to fund investment growth in various states;
•	$10 million incremental revenues from balancing accounts and surcharges;
•	$10 million increase attributable to recent water and wastewater acquisitions and organic growth; partially offset by a
•	$9 million decrease attributable to a decline in consumption in 2016 compared to the same period in 2015.

Operation and maintenance. The following table and discussions provide a detailed explanation of the variances related to the major components of operation and maintenance.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Production costs	$71	$72	$(1)	(1.4)	$134	$136	$(2)	(1.5)
Employee-related costs	112	107	5	4.7	221	216	5	2.3
Operating supplies and services	49	49	—	—	99	95	4	4.2
Maintenance materials and supplies	15	17	(2)	(11.8)	30	36	(6)	(16.7)
Customer billing and accounting	10	14	(4)	(28.6)	24	29	(5)	(17.2)
Other	12	12	—	—	23	25	(2)	(8.0)
Total	$269	$271	$(2)	(0.7)	$531	$537	$(6)	(1.1)

For the three months ended June 30, 2016, operation and maintenance decreased primarily due to a:

•

$4 million decrease in customer billing and accounting principally due to a reduction in uncollectible expense resulting from improvements in the aging of our receivables and increased collections in 2016 compared to the same period in 2015; and

•	$2 million decrease in maintenance services and supplies primarily due to lower tank painting and paving costs, mainly due to timing; partially offset by a
•	$5 million increase in employee related costs mainly due to higher medical and prescription drug group insurance costs. We expect higher group insurance costs to continue for the remainder of 2016.

For the six months ended June 30, 2016, operation and maintenance decreased primarily due to a:

•	$6 million decrease in maintenance services and supplies primarily due to lower main breaks as a result of milder weather in 2016 compared to the same period in 2015;
•	$5 million decrease in uncollectible expense primarily due to improvements in the aging of our receivables and increased collections in 2016, compared to the same period in 2015; partially offset by a
•	$5 million increase in employee related costs mainly due to higher medical and prescription drug group insurance costs.

Operating expenses, net. For the three and six months ended June 30, 2016, operating expenses, net increased principally due to higher depreciation and amortization expense of $7 million and $15 million, respectively, partially offset by the decrease in operation and maintenance expense as explained above. The increase in depreciation and amortization expense is primarily due to additional utility plant placed in service.

Market-Based Businesses

The following table summarizes certain financial information for our Market-Based Businesses:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Operating revenues	$115	$100	$15	15.0	$229	$187	$42	22.5
Operation and maintenance	94	80	14	17.5	193	154	39	25.3
Total operating expenses, net	98	83	15	18.1	202	159	43	27.0
Net income attributable to common stockholders	13	12	1	8.3	19	19	—	—

Operating revenues. For the three months ended June 30, 2016, operating revenues increased primarily due to a:

•	$11 million increase resulting from Keystone; and
•

$3 million increase in our Homeowner Services Group revenues primarily due to contract growth and the expansion into new geographic areas. Increased revenue in the Military Services Group from the addition of a new base was fully offset by lower capital upgrades in the second quarter of 2016. We expect capital upgrades to be lower in 2016 compared to 2015, as a result higher project activity in 2015 and reduced military base budgets.

For the six months ended June 30, 2016, operating revenues increased primarily due to a:

•	$23 million increase resulting from Keystone, which was acquired in the third quarter of 2015;
•	$9 million increase in our Military Services Group revenues primarily due to higher capital upgrades during the first quarter of 2016 and the addition of Vandenberg Air Force Base in 2016; and
•	$7 million increase in our Homeowner Services Group revenues primarily due to contract growth and the expansion into new geographic areas.

Operation and maintenance. The following table summarizes information regarding components of operation and maintenance:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Production costs	$8	$9	$(1)	(11.1)	$17	$18	$(1)	(5.6)
Employee-related costs	24	17	7	41.2	48	33	15	45.5
Operating supplies and services	43	40	3	7.5	90	73	17	23.3
Maintenance materials and supplies	17	13	4	30.8	33	27	6	22.2
Other	2	1	1	100.0	5	3	2	66.7
Total	$94	$80	$14	17.5	$193	$154	$39	25.3

For the three months ended June 30, 2016, operation and maintenance expense increased primarily due to a:

•	$8 million increase resulting from Keystone, including $4 million in employee-related costs and $4 million in operating supplies and services; and
•

$6 million increase mainly associated with higher employee-related costs in our Military Services Group from the addition of Vandenberg Air Force Base, offset by lower capital upgrades in the second quarter of 2016 compared to 2015, as well as contract growth in our Homeowner Services Group.

For the six months ended June 30, 2016, operation and maintenance expense increased primarily due to a:

•	$20 million increase resulting from Keystone, including $9 million in employee-related costs and $9 million in operating supplies and services;
•

$8 million increase in operating supplies and services primarily due to increased construction project activities in our Military Services Group mainly during the first quarter, as well as additional marketing expenses in Homeowner Services Group; and

•	$6 million increase in employee-related costs primarily due to contract growth from the addition of the Vandenberg Air Force Base contract.

Operating expenses, net. This increase is principally due to the increase in operation and maintenance expense explained above as well as higher depreciation and amortization expense as a result of Keystone.

Net income attributable to common stockholders. In addition to the increases for operating income variances explained above, the three months and six months ended June 30, 2016 includes a $2 million favorable contract settlement dispute.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources contained in our Form 10-K.

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

In order to meet our short-term liquidity needs, we, through AWCC, our wholly owned financing subsidiary, issue commercial paper, which is supported by our revolving credit facility. Effective as of March 22, 2016 and under the terms of the revolving credit agreement dated June 30, 2015, AWCC exercised its right to increase its borrowing capacity available under our revolving credit facility from an aggregate maximum of $1.25 billion to $1.75 billion. All other terms, conditions and covenants with respect to the existing facility remained unchanged. We incurred $1 million of issuance costs in connection with the increased lending commitments, which will be amortized over the remaining life of the credit facility. Also on March 22, 2016, AWCC increased the commercial paper program from $1.0 billion to $1.6 billion.

As of June 30, 2016, AWCC had no outstanding borrowings and $89 million of outstanding letters of credit under the revolving credit facility. As of June 30, 2016, AWCC had $1.66 billion available under the revolving credit facility to fulfill our short-term liquidity needs and to issue letters of credit, which supported $950 million in outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the credit facility or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

On March 24, 2016, we entered into three forward starting swap agreements with an aggregate notional amount of $225 million to reduce interest rate exposure for a portion of the expected refinancing of our 6.085% fixed-rate long-term debt maturing in 2017. The forward starting swap agreements terminate in December 2017 and have an average fixed interest rate of 2.29%. During the three months ended June 30, 2016, the fair value of our forward starting swaps decreased by $16 million due to lower interest rates driven mainly by market uncertainties in the European Union. On July 1, 2016, we entered into another forward starting swap agreement on July 1, 2016 with a notional amount of $75 million at a 30-year fixed rate of 1.92% to reduce the average 30-year fixed rate on the total hedged notional amount of $300 million to 2.20%. Changes in the fair value of the forward starting swaps will be recognized in accumulated other comprehensive loss until the agreements terminate in December 2017.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. The following table provides a summary of the major items affecting cash flows provided by our operating activities:

	For the Six Months Ended June 30,
	2016	2015
(In millions)
Net income	$219	$203
Add (less):
Non-cash activities (a)	370	369
Changes in working capital (b)	(43)	(128)
Pension and postretirement healthcare contributions	(28)	(26)
Net cash flows provided by operations	$518	$418
(a)

Includes depreciation and amortization, deferred income taxes and amortization of deferred investment tax credits, provision for losses on accounts receivable, gain on asset dispositions and purchases, pension and non-pension postretirement benefits expense and other non-cash, net. Details of each component can be found in the Consolidated Statements of Cash Flows.

(b)	Changes in working capital include changes to receivables and unbilled revenues, accounts payable and accrued liabilities, and other current assets and liabilities, net.

For the first six months ended June 30, 2016, the increase in cash flows from operating activities, as compared to the same period in 2015, is primarily due to changes in working capital. The changes in working capital were principally driven by three components: a change in accounts receivable and unbilled revenues resulting from continuous improvement in our Regulated Businesses’ collection efforts, as well as increased collection of outstanding receivables in our Military Services Group in 2016; a change in accounts payable and accrued liabilities mainly associated with incremental accrued interest in 2016 partially offset by the timing of payments; and lastly, a change in other assets and liabilities, net as a result of a change in the book overdraft liability from the timing of accounts payable.

Cash Flows Used in Investing Activities

The following table provides information regarding cash flows used in our investing activities:

	For the Six Months Ended June 30,
	2016	2015
(In millions)
Capital expenditures	$(597)	$(479)
Acquisitions	(24)	(41)
Other investing activities, net (a)	(44)	(47)
Net cash flows used in investing activities	$(665)	$(567)
(a)	Includes removal costs from property, plant and equipment retirements, net, proceeds from sale of assets and net funds restricted.

For the six months ended June 30, 2016, net capital expenditures increased $118 million, or 25%, primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure in our Regulated Businesses.

The decrease in cash utilized for acquisitions during the first six months of 2016 compared to the same period in 2015 is principally due to the timing of acquisitions. In the first half of 2016 we closed on ten acquisitions, including the purchase in January 2016 of all of the capital stock of Environmental Disposal Corporation, an investor-owned wastewater utility in New Jersey. In the first half of 2015 we closed on three acquisitions, including the Borough of Haddonfield, New Jersey’s water and wastewater systems and the City of Arnold, Missouri’s wastewater system.

We are moving forward with our plans to construct a new corporate headquarters to consolidate our support services and certain of our employees in our Market-Based Businesses within a single location. We have selected a site on Camden, New Jersey’s waterfront. We expect construction to occur in 2017 and 2018 and to move into the new headquarters in the latter half of 2018. The cost of construction is currently estimated to be up to $165 million, and is exclusive of any tax incentives that we may receive.

Cash Flows Provided by Financing Activities

The following table provides information regarding cash flows provided by our financing activities:

	For the Six Months Ended June 30,
	2016	2015
(In millions)
Proceeds from long-term debt	$2	$8
Repayments of long-term debt	(13)	(6)
Net proceeds from short-term borrowings	321	371
Dividends paid	(127)	(117)
Anti-dilutive stock repurchases	(65)	(13)
Other financing activities, net (a)	36	28
Net cash flows provided by financing activities	$154	$271
(a)

Includes proceeds from issuance of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds, debt issuance costs and tax benefits realized from equity compensation.

The decrease in proceeds from short-term borrowings in 2016 was primarily due to incremental short-term borrowings in 2015 in anticipation of the Keystone acquisition, which occurred in July 2015.

The following long-term debt was issued during the six months ended June 30, 2016:

Company	Type	Rate	Maturity	Amount
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	1.36%	2026	$2

The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the six months ended June 30, 2016:

Company	Type	Rate	Maturity	Amount (In millions)
AWCC (a)	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.30%	2016-2041	11
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$13
(a)

AWCC, which is a wholly owned subsidiary of the Company, has a support agreement with the Company that, under certain circumstances, is the functional equivalent of a guarantee. This indebtedness is considered “debt” for purposes of this support agreement.

Credit Facilities and Short-Term Debt

The following table summarizes information as of June 30, 2016 regarding the Company’s aggregate credit facility commitments, letter of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities:

	Credit Facilities Commitment (a)	Available Credit Facility Capacity (a)	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper	Credit Line Borrowing (a)
(In millions)
June 30, 2016	$1,766	$1,677	$150	$61	$950	$—
(a)	Includes amounts related to Keystone’s revolving credit facility. The total commitment under the revolving credit facility was $16 million, all of which was available as of June 30, 2016.

The weighted-average interest rate on short-term borrowings for the three months ended June 30, 2016 and 2015 was approximately 0.76% and 0.54%, respectively. The weighted-average interest rate on short-term borrowings for the six months ended June 30, 2016 and 2015 was approximately 0.75% and 0.51%, respectively.

Capital Structure

The following table provides certain information regarding our capital structure as of each of the dates set forth below:

	June 30, 2016	December 31, 2015
Total common stockholders' equity	42.9%	43.5%
Long-term debt and redeemable preferred stock at redemption value	48.8%	50.6%
Short-term debt and current portion of long-term debt	8.3%	5.9%
	100%	100%

Debt Covenants

Our debt agreements contain financial and non-financial covenants. To the extent that we are not in compliance with these covenants, such an event may create an event of default under the debt agreement and we, or our subsidiaries, may be restricted in the ability to pay dividends, issue new debt or access our revolving credit facility. For two of our smaller operating companies, we have previously informed our counterparties that we will provide only unaudited financial information at the subsidiary level, which has resulted in technical non-compliance with certain of their reporting requirements under debt agreements with respect to $8 million of outstanding debt. We do not believe this event has had or will have a material impact on us. Our long-term debt indentures also contain a number of covenants that, among other things, limit the Company from issuing debt secured by the Company’s assets, subject to certain exceptions. Our failure to comply with any of these covenants could accelerate repayment obligations.

Certain long-term notes and the AWCC revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. As of June 30, 2016, our ratio was 0.57 to 1.00 and therefore we were in compliance with the covenant.

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

The following table presents the Company’s securities ratings as of June 30, 2016:

Securities	Moody's Investors Service	Standard & Poor's Ratings Service
Senior unsecured debt	A3	A
Commercial paper	P-2	A-1

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

Dividends

On June 1, 2016, we paid a cash dividend of $0.375 per share to the Company’s stockholders of record as of May 9, 2016.

On July 29, 2016 our Board of Directors declared a quarterly cash dividend payment of $0.375 per share payable on September 1, 2016 to stockholders of record as of August 8, 2016. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. For a discussion of our exposure to market risk, refer to Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk contained in our Form 10-K. Except as described below, there have been no significant changes to our exposure to market risk since December 31, 2015.

On March 24, 2016, we entered into three forward starting swap agreements with an aggregate notional amount of $225 million to reduce interest rate exposure on debt expected to be issued in 2017. The forward starting swap agreements terminate in December 2017 and have an average fixed rate of 2.29%. A hypothetical one basis point change in the forward starting swap rates would have resulted in a $1 million increase or decrease on our pre-tax earnings for the six months ended June 30, 2016.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

We concluded that there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.

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

The First District Court of Appeal heard oral argument on July 6, 2016 relating to MCWD’s appeals of the Void Judgment. The court has 90 days after oral argument to issue its ruling, and in the interim, MCWD’s appeal of the award to Cal Am of attorney’s fees and costs in connection therewith has been stayed.

Monterey Peninsula Water Supply Project

On March 17, 2016, the CPUC’s Energy Division issued a notice of further delays to the schedule for the Water Supply Project’s environmental review, with environmental certification currently scheduled for completion in November 2017. Because of these delays, on April 18, 2016, parties to the CPUC proceeding filed a joint motion asking the CPUC to issue a separate decision approving particular components of the Water Supply Project, including authorization for Cal Am to enter into a water purchase agreement with local government agencies and authorization to build certain pipeline and related facilities. A CPUC decision on whether to approve those particular components is currently pending.

The Santa Cruz Superior Court has scheduled a hearing on September 9, 2016 on the merits of MCWD’s challenge to the Coastal Commission’s October 6, 2015 amendment of the permits to operate the test slant well.

Following notice from the CPUC delaying environmental certification for the Water Supply Project, on April 28, 2016, Cal Am and its co-applicants filed an amended application with the State Water Resources Control Board, seeking a further extension of the deadline for compliance with the 2009 Order from December 31, 2016 to December 31, 2021. On July 19, 2016, the State Water Resources Control Board approved the five-year deadline extension requested in the co-applicants’ amended application.

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

On January 28, 2016, all of the state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings. On June 6, 2016, plaintiffs filed a second amended consolidated class action complaint. The second amended consolidated class action complaint names WVAWC as a defendant and alleges claims of, among other things, negligence, public and private nuisance, trespass, strict liability for abnormally dangerous activity, breach of contract, breach of statutory implied warranty, violation of the West Virginia Consumer Credit Protection Act, strict liability for failure to warn, negligent infliction of emotional distress, medical monitoring and punitive damages. On July 6, 2016, the defendants filed an answer in response to these claims. On July 25, 2016, plaintiffs filed a class certification motion seeking certification for liability and damage classes, including businesses and residents who were customers of the KVTP on January 9, 2014, all West Virginia persons who suffered wage loss as a result of the spill and personal injury and medical monitoring for West Virginia residents within the affected counties that were exposed to contaminated water as a result of the spill.

On December 17, 2015, the court in the Federal action originally entered a scheduling order that provided for the trial on class issues to begin in July 2016. On May 10, 2016, each of the parties in the Federal action filed motions for summary judgment and motions to exclude experts, followed by responses on June 3, 2016 and final reply memoranda on June 16, 2016. On July 7, 2016, the court in the Federal action rescheduled the trial to begin on October 25, 2016.

A Federal court-directed mediation was held in June 2016 with the assistance of private mediators. Representatives of the American Water Defendants, Eastman Chemical, and plaintiffs in both the Federal action and the state actions, as well as insurance carriers for certain of the defendants, participated in the mediation. No resolution was reached and no further mediation discussions have been scheduled to date.

On May 23, 2016, the PSC entered an order setting a procedural schedule and ruling on outstanding motions related to discovery and the scope of testimony. Hearings have been scheduled to begin November 15, 2016.

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

The following risk factor contained in our Form 10-K is hereby amended and restated in its entirety, as follows:

Contamination of our sources of water or water service provided to our customers could result in service limitations and interruptions and exposure to substances not typically found in potable water supplies, and could subject us and our subsidiaries to reduction in usage and other responsive obligations, government enforcement actions, damage to our reputation and private litigation.

The water supplies that flow into our treatment plants or are delivered through our distribution system, or the water service that is provided to our customers, are subject to contamination, including, by among other items, contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources (such as perchlorate, methyl tertiary butyl ether, lead and other materials, chemical spills or other accidents that result in contaminants entering the water source), and possible terrorist attacks. If one of our water supplies or the water service provided to our customers is contaminated, depending on the nature of the contamination, we may have to take responsive actions that could include, among other things (1) continuing limited use of the water supply under a “Do Not Use” protective order that enables continuation of basic sanitation and essential fire protection, or (2) interrupting the use of that water supply. If service is disrupted, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. We may be unable to recover costs associated with treating or decontaminating water supplies through rates, or recovery of these costs may not occur in a timely manner. Moreover, we could be subject to claims for damages arising from government enforcement actions or toxic tort or other lawsuits arising out of interruption of service or human exposure to hazardous substances in our drinking water and water supplies.

In this regard, on January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances into the Elk River near the WVAWC treatment plant intake in Charleston, West Virginia. WVAWC has and may continue to incur significant costs in responding to this incident and may not be able to recover such costs through rates or from insurers. Even if recovery is possible, it may not occur in a timely manner. Government investigations relating to the Freedom Industries spill have been initiated, state laws have been enacted, state and federal legislatures are considering changes to existing laws or rules associated with new laws, and there are 69 currently pending lawsuits against WVAWC and, in a few cases, against us or our affiliates. While American Water and WVAWC believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries spill, and American Water and WVAWC believe they and other affiliates have valid, meritorious defenses to the lawsuits, WVAWC will incur defense costs that may not be recoverable. Moreover, an adverse outcome in one or more of the lawsuits could have a material adverse effect on our financial condition, results of operations, cash flows, liquidity and reputation. WVAWC and American Water are unable to predict the outcome of the ongoing government investigations or any legislative initiatives that might affect water utility operations. See Item 3—Legal Proceedings and our subsequent quarterly reports for additional information regarding this matter.

Since we engage in the business of providing water service to our customers, contamination of the water supply, or the water service provided to our customers, can result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution, and environmental damage and may be brought by our customers or third parties. Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. Negative impacts to our reputation may occur even if we are not liable for any contamination or other environmental damage or the consequences arising out of human exposure to contamination or hazardous substances in the water or water supplies. Pending or future claims against us could have a material adverse impact on our business, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2015, the Board of Directors authorized an anti-dilutive stock repurchase program to mitigate the dilutive effect of shares issued through the Company’s dividend reinvestment, employee stock purchase and executive compensation activities. The program allows the Company to purchase up to 10.0 million shares of its outstanding common stock over an unrestricted period of time in the open market or through privately negotiated transactions. The program is conducted in accordance with Rule 10b-18 of the Exchange Act, and, to facilitate these repurchases, the Company entered into a Rule 10b5-1 stock repurchase plan with a third-party broker, which allows the Company to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Subject to applicable regulations, the Company may elect to amend or cancel the program or the stock repurchase parameters at its discretion to manage dilution.

The following table provides a summary of information about the shares of common stock purchased by the Company during the three months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares Available to be Purchased Under the Plan or Program
April 1 - April 30, 2016	48,825	$68.52	48,825	6,750,000
May 1 - May 31, 2016	—	—	—	6,750,000
June 1 - June 30, 2016	—	—	—	6,750,000
Total	48,825	$68.52	48,825
(a)

From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2016, the Company repurchased an aggregate of 3,250,000 shares of common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

*10.1	Form of American Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Stock Unit Grant for Non-Employee Directors.

*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

**32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

**32.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the Securities and Exchange Commission on August 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2016.

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

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

*10.1	Form of American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Stock Unit Grant for Non-Employee Directors.

*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

**32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

**32.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the Securities and Exchange Commission on August 3, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.