Form 10-Q
period 2016-09-30
American Water Works Company, Inc.
filed 2016-11-02
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2016
Common Stock, $0.01 par value per share	178,003,367 shares (excludes 3,721,496 treasury shares as of October 27, 2016)

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

Quarterly REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

•

the outcome of litigation and government action related to the Freedom Industries chemical spill in West Virginia, including matters pertaining to the recently announced binding global agreement in principle to settle claims related to this chemical spill;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Property, plant and equipment	$19,376	$18,504
Accumulated depreciation	(4,817)	(4,571)
Property, plant and equipment, net	14,559	13,933
Current assets:
Cash and cash equivalents	46	45
Restricted funds	23	21
Accounts receivable, net	302	255
Unbilled revenues	285	267
Materials and supplies	40	38
Other	105	31
Total current assets	801	657
Regulatory and other long-term assets:
Regulatory assets	1,223	1,271
Goodwill	1,313	1,302
Other	75	78
Total regulatory and other long-term assets	2,611	2,651
TOTAL ASSETS	$17,971	$17,241

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 181,720,136 and 180,907,483 shares issued, respectively)	$2	$2
Paid-in-capital	6,388	6,351
Accumulated deficit	(839)	(1,073)
Accumulated other comprehensive loss	(99)	(88)
Treasury stock, at cost (3,721,496 and 2,625,112 shares, respectively)	(214)	(143)
Total common stockholders' equity	5,238	5,049
Long-term debt	5,842	5,862
Redeemable preferred stock at redemption value	11	12
Total long-term debt	5,853	5,874
Total capitalization	11,091	10,923
Current liabilities:
Short-term debt	951	628
Current portion of long-term debt	53	54
Accounts payable	135	126
Accrued liabilities	530	493
Taxes accrued	45	26
Interest accrued	96	62
Other	118	144
Total current liabilities	1,928	1,533
Regulatory and other long-term liabilities:
Advances for construction	300	349
Deferred income taxes, net	2,524	2,310
Deferred investment tax credits	23	24
Regulatory liabilities	403	402
Accrued pension expense	342	342
Accrued postretirement benefit expense	72	169
Other	90	68
Total regulatory and other long-term liabilities	3,754	3,664
Contributions in aid of construction	1,198	1,121
Commitments and contingencies (see Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$17,971	$17,241

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues	$930	$896	$2,500	$2,376
Operating expenses:
Operation and maintenance	432	364	1,131	1,024
Depreciation and amortization	119	111	350	327
General taxes	65	60	195	184
Gain on asset dispositions and purchases	(5)	—	(8)	(2)
Total operating expenses, net	611	535	1,668	1,533
Operating income	319	361	832	843
Other income (expense):
Interest, net	(81)	(77)	(242)	(228)
Other, net	5	3	14	9
Total other income (expense)	(76)	(74)	(228)	(219)
Income from continuing operations before income taxes	243	287	604	624
Provision for income taxes	95	113	237	247
Net income attributable to common stockholders	$148	$174	$367	$377

Basic earnings per share:
Net income attributable to common stockholders	$0.83	$0.97	$2.06	$2.10
Diluted earnings per share:
Net income attributable to common stockholders	$0.83	$0.96	$2.05	$2.09
Weighted-average common shares outstanding:
Basic	178	179	178	179
Diluted	178	180	179	180
Dividends declared per common share	$0.375	$0.34	$0.75	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$148	$174	$367	$377
Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Actuarial loss, net of tax of $1 for the three months and $3 for the nine months	1	1	4	4
Foreign currency translation adjustment	—	—	—	(1)
Unrealized loss on cash flow hedges, net of tax of $(3) and $0 for the three months and $(10) and $0 for the nine months	(4)	—	(15)	—
Net other comprehensive income (loss)	(3)	1	(11)	3
Comprehensive income attributable to common stockholders	$145	$175	$356	$380

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$367	$377
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	350	327
Deferred income taxes and amortization of investment tax credits	223	236
Provision for losses on accounts receivable	18	22
Gain on asset dispositions and purchases	(8)	(2)
Pension and non-pension postretirement benefits	43	46
Other non-cash, net	(48)	(40)
Changes in assets and liabilities:
Receivables and unbilled revenues	(83)	(147)
Pension and non-pension postretirement benefit contributions	(42)	(40)
Accounts payable and accrued liabilities	184	69
Other assets and liabilities, net	(79)	8
Net cash provided by operating activities	925	856
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(928)	(791)
Acquisitions	(29)	(176)
Proceeds from sale of assets and securities	5	5
Removal costs from property, plant and equipment retirements, net	(62)	(74)
Net funds restricted	—	(9)
Net cash used in investing activities	(1,014)	(1,045)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2	564
Repayments of long-term debt	(20)	(88)
Proceeds from short-term borrowings with maturities greater than three months	—	60
Repayments of short-term borrowings with maturities greater than three months	—	(60)
Net short-term borrowings with maturities less than three months	322	(70)
Proceeds from issuances of employee stock plans and DRIP	22	32
Advances and contributions for construction, net of refunds of $17 and $17, respectively	16	20
Debt issuance costs	(1)	(7)
Dividends paid	(194)	(178)
Anti-dilutive stock repurchase	(65)	(39)
Tax benefit realized from equity compensation	8	7
Net cash provided by financing activities	90	241
Net increase in cash and cash equivalents	1	52
Cash and cash equivalents as of beginning of period	45	23
Cash and cash equivalents as of end of period	$46	$75
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of end of period	$182	$195

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In millions)

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Loss	Shares	At Cost	Equity
Balance as of December 31, 2015	180.9	$2	$6,351	$(1,073)	$(88)	(2.6)	$(143)	$5,049
Net income attributable to common stockholders	—	—	—	367	—	—	—	367
Direct stock reinvestment and purchase plan	—	—	4	—	—	—	—	4
Employee stock purchase plan	—	—	5	—	—	—	—	5
Stock-based compensation activity	0.8	—	28	—	—	(0.1)	(6)	22
Repurchases of common stock	—	—	—	—	—	(1.0)	(65)	(65)
Net other comprehensive income (loss)	—	—	—	—	(11)	—	—	(11)
Dividends	—	—	—	(133)	—	—	—	(133)
Balance as of September 30, 2016	181.7	$2	$6,388	$(839)	$(99)	(3.7)	$(214)	$5,238

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Loss	Shares	At Cost	Equity
Balance as of December 31, 2014	179.5	$2	$6,302	$(1,296)	$(82)	(0.2)	$(11)	$4,915
Cumulative effect of change in accounting principle	—	—	—	(8)	—	—	—	(8)
Net income attributable to common stockholders	—	—	—	377	—	—	—	377
Direct stock reinvestment and purchase plan	—	—	3	—	—	—	—	3
Employee stock purchase plan	—	—	4	—	—	—	—	4
Stock-based compensation activity	1.1	—	40	(1)	—	(0.1)	(7)	32
Repurchases of common stock	—	—	—	—	—	(0.8)	(39)	(39)
Net other comprehensive income (loss)	—	—	—	—	3	—	—	3
Dividends	—	—	—	(122)	—	—	—	(122)
Balance as of September 30, 2015	180.6	$2	$6,349	$(1,050)	$(79)	(1.1)	$(57)	$5,165

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(Unless otherwise noted, in millions, except per share data)

Note 1: Basis of Presentation

The unaudited consolidated financial statements provided in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (collectively, “American Water” or the “Company”) in which a controlling interest is maintained after the elimination of intercompany accounts and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2016 and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.

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

The following accounting standard was adopted by the Company as of September 30, 2016:

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

The following recently issued accounting standards are not yet required to be adopted by the Company as of September 30, 2016:

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

The cumulative effect to retained earnings prior to 2017 is expected to be an increase of approximately $23, with an offsetting decrease to deferred income taxes, net. The Company does not expect to early adopt.

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
Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows

Provided guidance on the presentation and classification in the statement of cash flow for the following cash receipts and payments: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle.

		January 1, 2018; early adoption permitted	Retrospective	The Company is evaluating the effect on the Statements of Cash Flows and the timing of adoption.
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

Note 3: Acquisitions

During the nine months ended September 30, 2016, the Company incurred $24 in acquisition costs for ten closed acquisitions of various regulated water and wastewater systems. Assets acquired, principally utility plant, totaled $30. Liabilities assumed totaled $17. The Company recorded additional goodwill of $11 associated with two of its acquisitions, which is reported in its Regulated Businesses segment and is expected to be fully deductible for tax purposes. The Company recognized a bargain purchase gain of $1 associated with two of its acquisitions, which was deferred as a regulatory liability. Also, our Regulated Businesses made a non-escrowed deposit of $5 related to the acquisition of the McKeesport, Pennsylvania’s wastewater system.

Note 4: Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2016 and 2015, respectively:

	Defined Benefit Plans					Accumulated
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss	Foreign Currency Translation	Loss on Cash Flow Hedges	Other Comprehensive Loss
Beginning balance as of January 1, 2016	$(126)	$1	$36	$2	$(1)	$(88)
Other comprehensive loss before reclassifications	—	—	—	—	(15)	(15)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	—	4
Net other comprehensive income (loss)	—	—	4	—	(15)	(11)
Ending balance as of September 30, 2016	$(126)	$1	$40	$2	$(16)	$(99)

Beginning balance as of January 1, 2015	$(116)	$1	$31	$3	$(1)	$(82)
Other comprehensive loss before reclassifications	—	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	—	4
Net other comprehensive income (loss)	—	—	4	(1)	—	3
Ending balance as of September 30, 2015	$(116)	$1	$35	$2	$(1)	$(79)

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

In February 2015, the Company’s Board of Directors authorized an anti-dilutive stock repurchase program, which allowed the Company to purchase up to 10.0 shares of its outstanding common stock over an unrestricted period of time. During the nine months ended September 30, 2016, the Company repurchased 1.0 shares of common stock in the open market at an aggregate cost of $65 under the program. As of September 30, 2016, there were 6.8 shares of common stock available for repurchase under the program.

Note 5: Stock Based Compensation

Stock Options

During the nine months ended September 30, 2016, the Company granted non-qualified stock options to certain employees under the Company’s 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). Stock options have a maximum term of seven years, are granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant, vest ratably over a three-year service period beginning January 1 of the year of the grant and generally are subject to the employee’s continued employment with the Company. Stock options granted are valued using the Black-Scholes option-pricing model.

The following table presents the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2016:

Dividend yield	2.09%
Expected volatility	15.89%
Risk-free interest rate	1.15%
Expected life (years)	4.0
Exercise price	$65.26
Grant date fair value per share	$6.61

The grant date fair value is amortized through expense over the requisite service period using the straight-line method. As of September 30, 2016, $2 of total unrecognized compensation cost related to the non-vested stock options is expected to be recognized over the weighted-average period of 1.7 years.

The table below summarizes stock option activity for the nine months ended September 30, 2016:

	Shares (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2016	1,187	$39.70	3.9	$24
Granted	341	65.26
Forfeited or expired	(49)	58.90
Exercised	(431)	32.85
Options outstanding as of September 30, 2016	1,048	$49.96	4.4	$26
Exercisable as of September 30, 2016	491	$40.26	3.0	$17

The following table summarizes additional information regarding stock options exercised for the nine months ended September 30, 2016 and 2015:

	2016	2015
Intrinsic value	$16	$16
Exercise proceeds	14	25
Income tax benefit	6	5

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2016, the Company granted RSUs, both with and without performance conditions, to certain employees and RSUs without performance conditions to non-employee directors under the 2007 Plan. The RSUs without performance conditions generally vest ratably over a three-year service period beginning January 1 of the year of grant and are valued at the market value of the Company’s common stock on the date of grant. The RSUs with performance conditions include those with internal performance measures, and separately, certain market thresholds, and vest ratably over a three-year performance period beginning January 1 of the year of grant (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of internal performance measures and, separately, certain market thresholds, over the Performance Period. The RSUs with internal performance measures are valued at the market value of the Company’s common stock on the date of grant. The RSUs granted with market conditions are valued using the Monte Carlo simulation model.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation model for RSUs with market conditions granted during the nine months ended September 30, 2016:

Expected volatility	15.90%
Risk-free interest rate	0.91%
Expected life (years)	3.0
Grant date fair value per share	$77.16

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

The table below summarizes RSU activity for the nine months ended September 30, 2016:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Non-vested total as of January 1, 2016	436	$46.97
Granted	143	69.73
Performance share adjustment	74	39.89
Vested (a)	(251)	42.60
Forfeited	(24)	60.84
Non-vested total as of September 30, 2016	378	$56.19
(a)	Includes 202 thousand shares related to the 2013 RSUs and 49 thousand shares related to RSUs without performance conditions that vested during the nine months ended September 30, 2016.

The following table summarizes additional information regarding RSUs issued during the nine months ended September 30, 2016 and 2015:

	2016	2015
Intrinsic value	$17	$17
Income tax benefit	2	2

The grant date fair value of the restricted stock awards that vest ratably and have market and/or performance and service conditions are amortized through expense over the requisite service period using the graded-vesting method. RSUs that have no performance conditions are amortized through expense over the requisite service period using the straight-line method. As of September 30, 2016, $5 of total unrecognized compensation cost related to the non-vested RSUs is expected to be recognized over the weighted-average remaining life of 1.1 years.

Note 6: Long-Term Debt

The following long-term debt was issued during the nine months ended September 30, 2016:

Company	Type	Rate	Maturity	Amount
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	1.36%	2026	$2

The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the nine months ended September 30, 2016:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp. (a)	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.30%	2016-2041	18
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$20

(a)

American Water Capital Corp., which is a wholly owned subsidiary of the Company, has a support agreement with the Company that, under certain circumstances, is the functional equivalent of a guarantee. This indebtedness is considered “debt” for purposes of this support agreement.

The Company has four forward starting swap agreements with an aggregate notional amount of $300 to reduce interest rate exposure on debt expected to be issued in 2017. The forward starting swap agreements terminate in December 2017 and have an average fixed rate of 2.20%. The Company has designated the forward starting swap agreements as cash flow hedges and the initial fair value, in addition to any subsequent changes in fair value, are recognized in accumulated other comprehensive loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive loss will be amortized through interest, net over the term of the issued debt.

The Company has an interest rate swap to hedge $100 of its 6.085% fixed-rate debt maturing in 2017. The Company pays variable interest of six-month LIBOR plus 3.422% and the interest rate swap matures with the fixed-rate debt in 2017. The Company has designated the interest rate swap as a fair value hedge accounted for at fair value with gains or losses, as well as the offsetting gains or losses on the hedged item, recognized in interest, net. The net loss recognized by the Company was $1 for the three and nine months ended September 30, 2016 and 2015.

The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $8. The Company has designated these instruments as economic hedges accounted for at fair value with gains or losses recognized in interest, net. The gain recognized by the Company was de minimis for the three and nine months ended September 30, 2016 and 2015.

No ineffectiveness was recognized for the three and nine months ended September 30, 2016 and 2015 related to hedging instruments.

The following table provides a summary of the gross fair value for the Company’s derivative asset and liabilities, as well as the location of the asset and liability balances in the Consolidated Balance Sheets:

Derivative Instruments	Derivative Designation	Balance Sheet Classification	September 30, 2016	December 31, 2015
Asset Derivative
Interest rate swap	Fair value hedge	Other long-term assets	$1	$2

Liability Derivatives
Forward starting swaps	Cash flow hedge	Other long-term liabilities	$25	$—
Interest rate swap	Economic hedge (non-designated)	Other long-term liabilities	1	1

Note 7: Income Taxes

During the third quarter the Company reduced its gross liability for unrecognized tax benefits by $68 related to the Company’s change in tax accounting method for repair and maintenance costs on its utility plant. This change had no impact on the Company’s estimated effective tax rate. Previously established tax positions were netted with net operating losses.

Note 8: Pension and Other Postretirement Benefits

On July 31, 2016, the other postretirement benefit plan was remeasured to reflect an announced plan amendment, which capped benefits for certain non-union plan participants. The remeasurement included a $156 reduction in future benefits payable to plan participants, $60 increase in the fair value of plan assets and $127 increase in actuarial losses, which resulted in a $89 reduction to the net accrued postretirement benefit obligation. The plan amendment will be amortized over 10.02 years, the average future working lifetime to full eligibility age for all plan participants. The following table provides the significant assumptions related to the Company’s other postretirement benefit plan:

	September 30, 2016	December 31, 2015
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.66%	4.67%
Expected return on plan assets	5.37%	5.20%
Medical trend	6.50% in 2016 and graded from 7.00% in 2017 to 5.00% in 2021+	graded from 6.50% in 2015 to 5.00% in 2021+

The following table provides the components of net periodic benefit costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic pension benefit cost
Service cost	$8	$9	$24	$28
Interest cost	20	19	60	56
Expected return on plan assets	(24)	(24)	(72)	(73)
Amortization of actuarial loss	7	6	21	19
Net periodic pension benefit cost	$11	$10	$33	$30

Components of net periodic other postretirement benefit cost
Service cost	$3	$3	$9	$10
Interest cost	7	7	22	22
Expected return on plan assets	(7)	(6)	(20)	(19)
Amortization of prior service credit	(3)	—	(4)	(1)
Amortization of actuarial loss	1	1	3	4
Net periodic other postretirement benefit cost	$1	$5	$10	$16

The Company contributed $25 to its defined benefit pension plans in the first nine months of 2016 and expects to contribute $8 during the remainder of 2016. In addition, the Company contributed $17 for the funding of its other postretirement plans in the first nine months of 2016 and does not expect to make any additional contributions during the remainder of 2016.

Note 9: Commitments and Contingencies

Commitments

On March 29, 2016, Pennsylvania-American Water Company (“PAWC”) entered into an asset purchase agreement with the Sewer Authority of the City of Scranton (“SSA”) to acquire substantially all of the wastewater collection and treatment system assets of the SSA’s system for a total stated purchase price of $195, which includes approximately $38 in assumed cash to be transferred at closing. The SSA is currently subject to a consent decree with the U.S. Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection (“PaDEP”), which requires the SSA to complete significant upgrades to its sewer system at an estimated cost of $140. As a part of the purchase, PAWC will be required to cause the consent decree to be amended to allow it to assume the obligations and liabilities of the SSA thereunder. The Pennsylvania Public Utility Commission approved the acquisition on October 6, 2016 and will determine recovery of the investment and the related ratemaking treatment in PAWC’s next general rate case proceeding. The amendment of the consent decree is subject to the consent of the EPA, PaDEP, the U.S. Department of Justice and the U.S. District Court for the Middle District of Pennsylvania. The Company is working to close this transaction in the fourth quarter of 2016.

Contingencies

The Company is routinely involved in legal actions in the normal conduct of its business. As of September 30, 2016, the Company has accrued approximately $136 of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies is $48. For certain matters, the Company is unable to estimate possible losses.

West Virginia Elk River Freedom Industries Chemical Spill

Background

On January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances, 4-methylcyclohexane methanol, or MCHM, and PPH/DiPPH, a mix of polyglycol ethers, into the Elk River near the West Virginia-American Water Company (“WVAWC”) Kanawha Valley Treatment Plant (“KVTP”) intake in Charleston, West Virginia. After having been alerted to the leak of MCHM by the West Virginia Department of Environmental Protection, WVAWC took immediate steps to gather more information about MCHM, augment its treatment process as a precaution, and begin consultations with federal, state and local public health officials. As soon as possible after it was determined that the augmented treatment process would not fully remove the MCHM, a joint decision was reached in consultation with the West Virginia Bureau for Public Health to issue a “Do Not Use” order for all of its approximately 93,000 customer accounts in parts of nine West Virginia counties served by the KVTP. The order addressed the use of water for drinking, cooking, washing and bathing, but did not affect continued use of water for sanitation and fire protection. Over the next several days, WVAWC and an interagency team of state and federal officials engaged in extensive sampling and testing to determine if levels of MCHM were below one part per million (1 ppm), a level that the U.S. Centers for Disease Control and Prevention (“CDC”) and the EPA indicated would be protective of public health. Beginning on January 13, 2014, based on the results of the continued testing, the Do Not Use order was lifted in stages to help ensure the water system was not overwhelmed by excessive demand, which could have caused additional water quality and service issues. By January 18, 2014, none of WVAWC’s customers were subject to the Do Not Use order, although CDC guidance suggesting that pregnant women avoid consuming the water until the chemicals were at non-detectable levels remained in place. In addition, based on saved samples taken on or before January 18, 2014, PPH/DiPPH was no longer detected in the water supply as of January 18, 2014. On February 21, 2014, WVAWC announced that all points of testing throughout its water distribution system indicated that levels of MCHM were below 10 parts per billion (10 ppb). The interagency team established 10 ppb as the “non-detect” level of MCHM in the water distribution system based on the measurement capabilities of the multiple laboratories used. WVAWC continued to work with laboratories to test down to below 2 ppb of MCHM and announced on March 3, 2014, that it had cleared the system to below this level.

To date, there are 73 pending cases against WVAWC with respect to this matter in the U.S. District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties. Fifty-three of the state court cases naming WVAWC, and one case naming both WVAWC and American Water Works Service Company, Inc. (“AWWSC,” and together with WVAWC and the Company, the “American Water Defendants”) were removed to the United States District Court for the Southern District of West Virginia. On December 17, 2015, the federal district court entered orders remanding 52 of the previously removed cases back to the West Virginia Circuit Courts for further proceedings (two of the previously removed cases had been dismissed in the interim). Following that order, seven additional cases were filed against WVAWC in West Virginia Circuit Courts in Kanawha and Putnam counties with respect to this matter, and, as discussed below, on September 16, 2016, four new individual complaints were filed against WVAWC in West Virginia Circuit Court in Kanawha County.

Additionally, investigations with respect to the matter have been initiated by, among other agencies, the U.S. Attorney’s Office for the Southern District of West Virginia, the West Virginia Attorney General, and the Public Service Commission of West Virginia (the “PSC”). As a result of the U.S. Attorney’s Office investigation, Freedom Industries and six former Freedom Industries employees (three of whom also were former owners of Freedom Industries) pled guilty to violations of the federal Clean Water Act.

The Company believes that the causes of action asserted against the American Water Defendants in these cases are without merit. A summary of the proceedings associated with the Freedom chemical spill is set forth below.

Federal Court Litigation

Four of the cases pending before the federal district court were consolidated for purposes of discovery, and an amended consolidated class action complaint for those cases (the “Federal action”) was filed on December 9, 2014 by several plaintiffs who allegedly suffered economic losses, loss of use of property and tap water or other specified adverse consequences as a result of the Freedom Industries chemical spill, on behalf of a purported class of all persons and businesses supplied with, using, or exposed to water contaminated with crude MCHM and provided by WVAWC in Logan, Clay, Lincoln, Roane, Jackson, Boone, Putnam, and Kanawha Counties and the Culloden area of Cabell County, West Virginia as of January 9, 2014. The amended consolidated complaint names several individuals and corporate entities as defendants, including the American Water Defendants.

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

On July 6, 2015, the plaintiffs in the Federal action filed a motion seeking certification of a class defined to include persons who resided in dwellings served by the KVTP on January 9, 2014, persons who owned businesses served by the KVTP on January 9, 2014, and hourly employees who worked for such businesses. The plaintiffs sought a class-wide determination of liability against the American Water Defendants, among others, and of damages to the three groups of plaintiffs as a result of the “Do Not Use” order issued after the Freedom Industries chemical spill.

On October 8, 2015, the court in the Federal action granted in part and denied in part the plaintiffs’ class certification motion. The court certified a class addressing the alleged fault of Eastman Chemical Company, the manufacturer of MCHM, for tort claims and the alleged fault of the American Water Defendants for tort and breach of contract claims, as well as the comparative fault of Freedom Industries. However, the court granted the joint motion by defendants to exclude certain expert testimony, disallowing the testimony of plaintiffs’ economic damages experts, and denied class certification as to any damages, including punitive damages. Thus, determination or quantification of damages, if any, would be made in subsequent proceedings on an individual basis.

On December 17, 2015, the court in the Federal action originally entered a scheduling order that provided for the trial on class issues to begin in July 2016. During the first week of January 2016, three additional cases were filed against one or more of the American Water Defendants, as well as others, in the U.S. District Court for the Southern District of West Virginia with respect to this matter. On March 25, 2016, the court in the Federal action entered an order extending the schedule for events through briefing related to dispositive motions and expert challenges and noting that further events in the case would be set by additional orders to be issued by the court in due course. On May 10, 2016, each of the parties in the Federal action filed motions for summary judgment and motions to exclude experts, followed by responses on June 3, 2016 and final reply memoranda on June 16, 2016. On July 7, 2016, the court in the Federal action rescheduled the trial to begin on October 25, 2016, but the court delayed the start of the trial pending ongoing settlement negotiations between the parties, and has since granted a continuance of the trial until December 5, 2016. See “ – WVAWC Binding Global Agreement in Principle to Settle Claims” below.

Court-directed mediations were held at the end of September 2015 and June 2016 with the assistance of private mediators. Representatives of the American Water Defendants, Eastman Chemical, and the plaintiffs in both the Federal action and the state actions, as well as insurance carriers for certain of the defendants, participated in these mediation sessions. No resolution was reached.

On September 26, 2016, the court in the Federal action granted the Company’s motion for summary judgment and its renewed motion to dismiss all claims against it for lack of personal jurisdiction. The court in the Federal action examined the factual claims asserted by the plaintiffs and held that the plaintiffs failed to provide any evidence that the Company committed a tortious act in connection with the Freedom Industries chemical spill. Also, the court in the Federal action held that it had no personal jurisdiction over the Company, since there was no evidence of a tortious act, and the relationship between the Company and WVAWC was that of a typical parent and subsidiary. As a result of this decision, the Company is no longer a defendant in the Federal action, although the plaintiffs’ claims against AWWSC and WVAWC remain.

On September 27, 2016, the court in the Federal action denied competing motions filed by the plaintiffs and WVAWC for summary judgment on the plaintiffs’ breach of contract claims against WVAWC. The court in the Federal action stated that the implementation of the Do Not Use order and the delivery of water containing MCHM subject to such an order constituted a breach of WVAWC’s contract with customers. However, the court denied the plaintiffs’ motion for summary judgment because the court identified genuine issues of fact to be decided by a jury with respect to WVAWC’s assertion that its contractual performance was impracticable due to the lack of available information as to the contaminants in the water after the Freedom Industries chemical spill, the unexpected nature of Freedom Industries’ criminal negligence and the resulting contamination of the water supply, and WVAWC’s lack of fault for Freedom Industries’ actions in causing the chemical spill.

On October 6, 2016, the court in the Federal action granted the American Water Defendants’ motion for summary judgment related to the members of the class comprised of hourly employees who worked for businesses served by the KVTP on January 9, 2014. The court stated that these class members, who were not customers of WVAWC, did not have a “sufficiently close nexus” to WVAWC to give rise to a “special relationship” that would allow them to recover lost wages absent physical injury or property damage. This ruling does not impact the remaining class members.

On October 25, 2016, the court in the Federal action dismissed all claims against AWWSC, leaving WVAWC as the remaining American Water Defendant in the lawsuit.

West Virginia State Court Litigation

On January 28, 2016, all of the then-filed state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings. On June 6, 2016, plaintiffs filed a second amended consolidated class action complaint. The second amended consolidated class action complaint names only WVAWC as a defendant and alleges claims of, among other things, negligence, public and private nuisance, trespass, strict liability for abnormally dangerous activity, breach of contract, breach of statutory implied warranty, violation of the West Virginia Consumer Credit Protection Act, strict liability for failure to warn, negligent infliction of emotional distress, medical monitoring and punitive damages. On July 6, 2016, the defendants filed an answer in response to these claims. On July 25, 2016, plaintiffs filed a class certification motion seeking certification for liability and damage classes, including businesses and residents who were customers of the KVTP on January 9, 2014, all West Virginia persons who suffered wage loss as a result of the Freedom Industries chemical spill and personal injury and medical monitoring for West Virginia residents within the affected counties that were exposed to contaminated water as a result of the chemical spill.

On September 14, 2016, WVAWC filed a motion to dismiss the second amended consolidated class action complaint. On September 16, 2016, four new individual complaints were filed in West Virginia Circuit Court in Kanawha County stating the same claims as in the second amended consolidated class action complaint but also seeking a judicial determination as to whether the American Water Defendants and Eastman Chemical have insurance coverage under their respective policies for the claims asserted in the complaints. Plaintiffs have also sought to transfer these complaints to the Mass Litigation Panel. The complaints include as defendants all of the insurance carriers identified by Eastman Chemical and the American Water Defendants. West Virginia law generally permits plaintiffs in civil litigation to seek a determination as to whether insurance coverage exists for claims prior to trial on the merits. The American Water Defendants are currently analyzing and considering their responses to the allegations and claims raised in these four complaints.

WVAWC Binding Global Agreement in Principle to Settle Claims

On October 31, 2016, the court in the Federal action approved the preliminary principles, terms and conditions of an agreed-upon settlement of claims (the “Settlement”) among the American Water Defendants, and all class members, putative class members, claimants and potential claimants (collectively, the “Plaintiffs”), arising out of the Freedom Industries chemical spill. The terms of the Settlement propose a global federal and state resolution of all litigation and potential claims against the American Water Defendants and their insurers. A claimant may elect to opt out of any final settlement agreement, in which case such claimant will not receive any benefit from or be bound by the terms of the Settlement. Under the terms and conditions of the Settlement and any subsequent final settlement agreement, the American Water Defendants have not admitted, and will not admit, any fault or liability for any of the allegations made by the Plaintiffs in any of the actions to be resolved.

The proposed aggregate pre-tax amount of the Settlement is $126, of which $65 would be paid by WVAWC, and the remainder would be paid by certain of the Company’s general liability insurance carriers. The Company has general liability insurance under a series of policies underwritten by a number of individual carriers. Two of these insurance carriers, which provide an aggregate of $50 in insurance coverage to the Company under these policies, were requested, but presently have not agreed, to participate in the Settlement. The Company and WVAWC intend to vigorously pursue their rights to insurance coverage from these non-participating carriers for any losses to be paid by WVAWC in the Settlement. In this regard, WVAWC has filed a lawsuit against one of these carriers alleging that the carrier’s failure to agree to participate in the Settlement constitutes a breach of contract, and the Company will pursue mandatory arbitration against the other non-participating carrier.

As a result of these events, WVAWC has determined that a loss contingency with respect to this matter is probable and in the third quarter of 2016 recorded a charge to earnings of $65 ($39 after-tax), comprised of the aggregate pre-tax settlement amount of $126, net of insurance receivables of $61. Furthermore, under the terms of the Settlement, WVAWC has agreed that it will not seek rate recovery from the Public Service Commission of West Virginia for approximately $4 in direct response costs expensed in 2014 by WVAWC relating to the Freedom Industries chemical spill as well as for amounts that may be paid by WVAWC under the Settlement.

The preliminary terms of the Settlement intend to establish a two-tier settlement fund for the payment of claims, comprised of (i) a guaranteed fund of $76, of which $51 will be contributed by WVAWC, including insurance deductibles, and $25 would be contributed by one of the Company’s general liability insurance carriers, and (ii) a claims-based payment fund of up to $50, of which up to $14 would be contributed by WVAWC and $36 would be contributed by a number of the Company’s general liability insurance carriers. Separately, $25 would be contributed to the guaranteed fund through a settlement by another defendant to the Settlement.

The Company’s insurance policies operate under a layered structure where coverage is generally provided in the upper layers after claims have exhausted lower layers of coverage. The $36 contributed by a number of the Company’s general liability insurance carriers to the claims-based fund, as noted above, were from higher layers of the insurance structure than the two insurance carriers that were requested, but presently have not agreed, to participate in the Settlement. Any recovery by WVAWC or the Company from the non-participating carriers would reimburse WVAWC for its contributions to the guaranteed fund.

The court in the Federal action has given the parties 30 days to finalize, and obtain the court’s preliminary approval of, the terms of the Settlement. As a result, the court in the Federal action has ordered a continuance of the trial date to December 5, 2016. If preliminary approval of the Settlement is obtained, notice of the terms of the Settlement would then be provided to members of the settlement class. Following the notice period, the court in the Federal action would hold a fairness hearing to consider final approval of the Settlement.

PSC General Investigation

On May 21, 2014, the PSC issued an Order initiating a General Investigation into certain matters relating to WVAWC's response to the Freedom Industries chemical spill. Three parties have intervened in the proceeding, including the Consumer Advocate Division of the PSC and two attorney-sponsored groups, including one sponsored by some of the plaintiffs’ counsel involved in the civil litigation described above. WVAWC has filed testimony regarding its response to the Freedom Industries chemical spill and is subject to discovery from PSC staff and the intervenors as part of the General Investigation. Several disputes have arisen between WVAWC and the intervenors regarding, among other things, the scope of the discovery and the maintenance of confidentiality with regard to certain WVAWC emergency planning documents. In addition, the intervenors and PSC staff filed expert testimony in support of their assertions that WVAWC did not act reasonably with respect to the Freedom Industries chemical spill, and WVAWC has asserted that some of the testimony is outside the scope of the PSC proceeding. On May 23, 2016, the PSC entered an order setting a procedural schedule and ruling on outstanding motions related to discovery and the scope of testimony. On October 13, 2016, the PSC entered an order continuing the General Investigation hearings until December 2016. On October 18, 2016, an intervening party in the case requested, with no parties objecting, that the hearings be further continued until the first quarter of 2017.

Missouri Infrastructure System Replacement Surcharge Litigation

On March 8, 2016, the Western District of the Missouri Court of Appeals ruled that the Missouri Public Service Commission (“MoPSC”) did not have statutory authority to issue an order in June 2015 approving an infrastructure system replacement surcharge (“ISRS”) for Missouri-American Water Company (“MAWC”), a wholly owned subsidiary of the Company. The court held that the MoPSC’s June 2015 order authorizing the ISRS increase was invalid because St. Louis County did not have a population of at least one million residents, as required by the statute. MAWC believes that the MoPSC’s June 2015 order authorizing the collection of ISRS revenues was lawful and will continue to challenge the ruling of the Court of Appeals. On June 28, 2016, the Missouri Supreme Court granted MAWC’s application to transfer the case from the Court of Appeals to the Missouri Supreme Court, and as a result of that order, the March 8, 2016 ruling of the Court of Appeals has been vacated. Oral argument in this case was heard on November 1, 2016. As of September 30, 2016, the Company has determined the range of reasonably possible loss associated with this matter to be zero to $26.

Other than as described in the “Contingencies” subsection of this Note 9, the Company believes that damages or settlements to be paid by the Company, if any, in claims or actions will not, individually or in the aggregate, have a material adverse effect on the Company.

Note 10: Earnings per Common Share

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net income attributable to common stockholders	$148	$174	$367	$377

Denominator
Weighted-average common shares outstanding—Basic	178	179	178	179
Effect of dilutive common stock equivalents	—	1	1	1
Weighted-average common shares outstanding—Diluted	178	180	179	180

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

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments were as follows:

	Carrying	At Fair Value as of September 30, 2016
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$12	$—	$—	$18	$18
Long-term debt (excluding capital lease obligations)	5,893	3,609	1,441	1,978	7,028

	Carrying	At Fair Value as of December 31, 2015
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$13	$—	$—	$18	$18
Long-term debt (excluding capital lease obligations)	5,914	3,397	1,419	1,941	6,757

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level in the fair value hierarchy:

	At Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$28	$—	$—	$28
Rabbi trust investments	13	—	—	13
Deposits	4	—	—	4
Mark-to-market derivative asset	—	1	—	1
Other investments	4	—	—	4
Total assets	49	1	—	50

Liabilities:
Deferred compensation obligation	13	—	—	13
Mark-to-market derivative liabilities	—	26	—	26
Total liabilities	13	26	—	39
Total net assets (liabilities)	$36	$(25)	$—	$11

	At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$27	$—	$—	$27
Rabbi trust investments	12	—	—	12
Deposits	1	—	—	1
Mark-to-market derivative asset	—	2	—	2
Other investments	4	—	—	4
Total assets	44	2	—	46

Liabilities:
Deferred compensation obligation	11	—	—	11
Mark-to-market derivative liability	—	1	—	1
Total liabilities	11	1	—	12
Total net assets	$33	$1	$—	$34

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Long-term restricted funds of $4 were included in other long-term assets as of September 30, 2016 and December 31, 2015.

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

	As of or for the Three Months Ended September 30, 2016
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$826	$109	$(5)	$930
Depreciation and amortization	111	4	4	119
Total operating expenses, net	521	98	(8)	611
Interest, net	(64)	—	(17)	(81)
Income from continuing operations before income taxes	246	12	(15)	243
Provision for income taxes	94	5	(4)	95
Net income attributable to common stockholders	152	7	(11)	148
Total assets	16,020	545	1,406	17,971

	As of or for the Three Months Ended September 30, 2015
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$781	$121	$(6)	$896
Depreciation and amortization	104	2	5	111
Total operating expenses, net	439	101	(5)	535
Interest, net	(63)	—	(14)	(77)
Income from continuing operations before income taxes	283	20	(16)	287
Provision for income taxes	109	8	(4)	113
Net income attributable to common stockholders	174	12	(12)	174
Total assets (a)	15,091	498	1,396	16,985

	As of or for the Nine Months Ended September 30, 2016
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,176	$338	$(14)	$2,500
Depreciation and amortization	328	11	11	350
Total operating expenses, net	1,385	300	(17)	1,668
Interest, net	(191)	1	(52)	(242)
Income from continuing operations before income taxes	610	44	(50)	604
Provision for income taxes	236	18	(17)	237
Net income attributable to common stockholders	374	26	(33)	367
Total assets	16,020	545	1,406	17,971

	As of or for the Nine Months Ended September 30, 2015
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,083	$308	$(15)	$2,376
Depreciation and amortization	306	4	17	327
Total operating expenses, net	1,291	260	(18)	1,533
Interest, net	(185)	1	(44)	(228)
Income from continuing operations before income taxes	616	50	(42)	624
Provision for income taxes	239	19	(11)	247
Net income attributable to common stockholders	377	31	(31)	377
Total assets (a)	15,091	498	1,396	16,985

(a)	The information has been revised to reflect the retrospective application of ASU 2015-15 Presentation of Debt Issuance Costs and ASU 2015-17 Income Taxes, which were early adopted in 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Results

Income attributable to common stockholders was $148 million, or $0.83 per diluted share for the third quarter of 2016, a decrease of 13.5%, over the same period in 2015. For the nine months ended September 30, 2016, income attributable to common stockholders was $367 million, or $2.05 per diluted share, a decrease of 1.9%, over the same period in 2015.

Included in both the quarter and year-to-date was an after-tax charge of $39 million, or $0.22 per diluted share. This after-tax charge resulted from the binding global agreement in principle as to settlement for claims arising out of the January 9, 2014 Freedom Industries, Inc. chemical spill, which was entered into on October 31, 2016. See Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part I, Item 1—Consolidated Financial Statements and Part II, Item 1—Legal Proceedings in this Form 10-Q.

Excluding the impact from this binding global agreement, we continued to experience growth in our Regulated Businesses segment from additional authorized revenue from investment growth, acquisitions and organic growth, partially offset by lower net income in our Market-Based Businesses for both the quarter and year-to-date periods. The lower net income in the Market-Based Businesses was mainly from lower capital upgrade revenue in our Military Services Group compared to the prior year due to the completion of certain large projects in mid-2016 and reduced military base infrastructure budgets in 2016.

See “Comparison of Consolidated Results of Operations” and “Segment Results of Operations” below for further discussion on the consolidated results of operations, as well as our business segments.

Focusing on Central Themes

For 2016, our focus continues to be anchored on our five central themes: 1) Safety, 2) Customers, 3) People, 4) Growth and 5) Technology and Operational Efficiency. We continue our focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our stockholders. Additionally, we continue to execute on our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made in the first nine months of 2016 with respect to growth and improvement in our operational efficiency ratio is described below.

Growth—Infrastructure improvements, acquisitions and strategic capital investments

During the first nine months of 2016, we made capital investments of approximately $905 million, focused in two key areas:

•	$876 million of which the majority was in our Regulated Businesses primarily to improve infrastructure; and
•	$29 million for acquisitions in our Regulated Businesses, which added approximately 7,600 water and wastewater customers.

For the full year of 2016, our total capital investment, including acquisitions, is expected to be in the range of $1.4 billion to $1.5 billion, most of which is allocated to improving infrastructure in our Regulated Businesses. Included in this range is the proposed acquisition by Pennsylvania-American Water Company (“PAWC”) of substantially all of the wastewater collection and treatment assets of the Sewer Authority of the City of Scranton (“SSA”). The SSA currently serves approximately 31,000 wastewater customers in the City of Scranton and Dunmore Borough, Pennsylvania. On October 6, 2016, the Pennsylvania Public Utility Commission (the “PaPUC”) approved the acquisition, and will determine recovery of the investment and related ratemaking treatment in PAWC’s next general rate case proceeding. Closing of the transaction remains subject the approvals of the U.S. Environmental Protection Agency, the Pennsylvania Department of Environmental Protection, the U.S. Department of Justice and the U.S. District Court for the Middle District of Pennsylvania. We are working to close this transaction in the fourth quarter of 2016.

On August 2, 2016, we agreed to acquire all of the capital stock of Shorelands Water Company (“Shorelands”) in exchange for an equivalent value of our common stock. The maximum number of shares of our common stock to be exchanged upon closing of this acquisition will be less than 500,000 and will be based upon the average price of our common stock. Shorelands currently provides water service to approximately 11,000 customers in Monmouth County, New Jersey. The closing of this acquisition is subject to the satisfaction of various conditions and compliance by the parties with certain covenants, including obtaining the approval of the New Jersey Board of Public Utilities. The Company is seeking to close the acquisition in the first half of 2017.

On September 9, 2016, PAWC signed an asset purchase agreement to acquire substantially all of the wastewater collection and treatment system assets of the Municipal Authority of the City of McKeesport, Pennsylvania for approximately $156 million, subject to certain adjustments provided in the agreement. The closing of this acquisition is subject to the satisfaction of various conditions and covenants, including obtaining the approval of the PaPUC. In connection with the execution of the asset purchase agreement, PAWC made a $5 million non-escrowed deposit to the seller and agreed to pay upon the seller’s request an additional $2 million as a similar deposit, on or about January 2, 2017. The system currently represents approximately 22,000 wastewater customers. We are seeking to close this acquisition in the first quarter of 2017.

Technology & Operational Efficiency—Continuing Improvement in Adjusted O&M Efficiency Ratio for our Regulated Businesses

We continued to improve on our adjusted O&M efficiency ratio (a non-GAAP measure). Our adjusted O&M efficiency ratio for the twelve months ended September 30, 2016 was 34.9%, compared to 35.8% for the twelve months ended September 30, 2015. The improvement in the 2016 O&M efficiency ratio over this period was attributable to an increase in revenue and the timing of O&M expenses, as we expect higher O&M expenses in the fourth quarter of 2016.

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

Our adjusted O&M efficiency ratio is defined as our regulated O&M expense divided by regulated operating revenues, where both O&M expense and operating revenues were adjusted to eliminate purchased water expenses. Additionally, from the O&M expenses, we excluded the allocable portion of non-O&M support services expenses, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M costs but for consolidated financial reporting purposes are categorized within other line items in the accompanying Consolidated Statement of Operations, as well as the impacts of the binding global agreement to settle the Freedom Industries chemical spill claims.

The following table provides the calculation and reconciliation that compares O&M and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our adjusted O&M efficiency ratio for the twelve months ended September 30, 2016 as compared to the same period in 2015.

	For the Twelve Months Ended September 30,
(In millions)	2016	2015
Total operation and maintenance expenses	$1,511	$1,369
Less:
Operation and maintenance expenses—Market-Based Businesses	391	337
Operation and maintenance expenses—Other	(42)	(53)
Total operation and maintenance expenses—Regulated Businesses	1,162	1,085
Less:
Regulated purchased water expenses	120	118
Allocation of non-operation and maintenance expenses	29	37
Impacts of the binding global agreement in principle	65	—
Adjusted operation and maintenance expenses—Regulated Businesses (a)	$948	$930

Total operating revenues	$3,283	$3,108
Less:
Operating revenues—Market-Based Businesses	464	409
Operating revenues—Other	(17)	(19)
Total regulated operating revenues—Regulated Businesses	2,836	2,718
Less:
Regulated purchased water revenues*	120	118
Adjusted operating revenues—Regulated Businesses (b)	$2,716	$2,600

Adjusted operation and maintenance efficiency ratio—Regulated Businesses (a)/(b)	34.9%	35.8%

*	Calculation assumes purchased water revenues approximate purchased water expenses.

Regulatory Matters

The table below provides rate authorizations by state, which became effective during the three and nine months ended September 30, 2016. The table depicts annualized incremental revenues resulting from general rate cases, assuming a constant water sales volume, and infrastructure surcharge mechanisms that became effective during the periods:

	For the Three Months Ended	For the Nine Months Ended
(In millions)	September 30, 2016	September 30, 2016
General rate cases by state:
Kentucky (August 28)	$7	$7
Missouri (July 20 & July 22)	5	5
West Virginia (February 25)	—	18
California (January 1)	—	2
Indiana (January 29)	—	2
Total general rate cases	$12	$34

Infrastructure surcharges by state:
Pennsylvania (January 1, April 1 & July 1)	$6	$19
Illinois (January 1 & August 1)	6	7
New Jersey (June 1)	—	9
Indiana (May 4)	—	3
Tennessee (March 15)	—	2
Total infrastructure surcharges	$12	$40

Interim Rates Subject to Refund

On April 1, 2016, our Virginia subsidiary implemented interim rates under bond and subject to refund, resulting in additional annualized revenues of $9 million.

On May 9, 2016, $2 million in additional annualized revenues of the $5 million requested in our Iowa rate case, which was filed in April 2016, were also put into effect as interim rates under bond and subject to refund.

Pending and Filed Rate Cases

On July 1, 2016, our California subsidiary filed a general rate case requesting to increase revenues by $51 million over three years. This increase includes additional annualized revenue of $35 million, which is expected to become effective on January 1, 2018 as well as a step rate and attrition rate increase of $8 million in both 2019 and 2020.

On October 14, 2016, our New Jersey subsidiary filed for an infrastructure surcharge requesting additional revenues of $10 million.

As of November 2, 2016, including the California filing discussed above, we are awaiting final general rate case orders in five states, requesting additional annualized revenue of $97 million. We are also awaiting approval from two states, including the New Jersey filing discussed above, for additional annualized surcharges of $13 million. There is no assurance that all or any portion of these requests will be granted.

Infrastructure Surcharge Effective After Quarter Close

Additional annualized revenue of $9 million resulting from infrastructure surcharges in our Pennsylvania subsidiary became effective on October 1, 2016.

Consolidated Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Operating revenues	$930	$896	$34	3.8	$2,500	$2,376	$124	5.2
Operating expenses:
Operation and maintenance	432	364	68	18.7	1,131	1,024	107	10.4
Depreciation and amortization	119	111	8	7.2	350	327	23	7.0
General taxes	65	60	5	8.3	195	184	11	6.0
Gain on asset dispositions and purchases	(5)	—	(5)	—	(8)	(2)	(6)	300.0
Total operating expenses, net	611	535	76	14.2	1,668	1,533	135	8.8
Operating income	319	361	(42)	(11.6)	832	843	(11)	(1.3)
Other income (expenses):
Interest, net	(81)	(77)	(4)	5.2	(242)	(228)	(14)	6.1
Other, net	5	3	2	66.7	14	9	5	55.6
Total other income (expenses)	(76)	(74)	(2)	2.7	(228)	(219)	(9)	4.1
Income from continuing operations before income taxes	243	287	(44)	(15.3)	604	624	(20)	(3.2)
Provision for income taxes	95	113	(18)	(15.9)	237	247	(10)	(4.0)
Net income attributable to common stockholders	$148	$174	$(26)	(14.9)	$367	$377	$(10)	(2.7)

Comparison of Consolidated Results of Operations

Operating revenues. For the three months ended September 30, 2016, operating revenues increased primarily due to a:

•

$45 million increase in our Regulated Businesses segment primarily due to authorized rate increases to fund investment growth, acquisitions and organic growth when compared to the same period in 2015; and

•

$12 million decrease in our Market-Based Businesses primarily due to lower revenue from capital upgrade projects in our Military Services Group due to the completion of certain large projects in mid-2016 and reduced military base infrastructure budgets in 2016. Partially offsetting this decrease were incremental revenues from our Homeowner Services and Contract Operations Groups.

For the nine months ended September 30, 2016, operating revenues increased primarily due to a:

•

$93 million increase in our Regulated Businesses segment due to authorized rate increases to fund investment growth, acquisitions, organic growth and incremental revenues from surcharges and balancing accounts when compared to the same period in 2015; and

•

$30 million increase in our Market-Based Businesses with the majority attributable to our acquisition of Keystone Clearwater Solutions LLC, (“Keystone”) in the third quarter of 2015, and incremental revenues from our Homeowner Services and Contract Operations Groups; partially offset by a decrease in our Military Services Group revenues.

Operation and maintenance. For the three months ended September 30, 2016, operation and maintenance expense increased compared to the same period last year, primarily due to a:

•

$65 million charge in our Regulated Businesses attributable to the binding global agreement in principle as to settlement of claims arising out of the Freedom Industries chemical spill in West Virginia; and

•

$8 million increase in our Regulated Businesses operation and maintenance expenses, including a $5 million write-off related to timekeeping system costs that were capitalized under construction work in process; partially offset by a

•

$6 million of lower expenses in our Market-Based Businesses due to lower capital upgrades in our Military Services Group corresponding with the decreased revenue; partially offset by higher expenses related to growth in our Homeowner Services Group and Contract Operations Groups.

For the nine months ended September 30, 2016, operation and maintenance expense increased primarily due to a:

•

$65 million charge in our Regulated Businesses attributable to the binding global agreement in principle as to settlement of claims associated with the Freedom Industries chemical spill in West Virginia;

•

$33 million increase in our Market-Based Businesses with $17 million attributable to the acquisition of Keystone and the remaining $16 million primarily due to incremental costs in our Homeowner Services Group and Contract Operations Group corresponding with the increases in operating revenues discussed above; and

•

$6 million increase in our Regulated Businesses operations and maintenance expenses principally due to higher employee-related costs, including higher medical and prescription drug group insurance costs of $7 million and the write-off related to timekeeping system costs discussed above, partially offset by lower insurance claims and uncollectible accounts expense.

Depreciation and amortization. For the three and nine months ended September 30, 2016, depreciation and amortization expense increased primarily as a result of additional utility plant placed in service. Also, included in the nine months ended September 30, 2016 is incremental depreciation and amortization expense in 2016 resulting from the acquisition of Keystone in the third quarter of 2015.

General Taxes. For the three and nine months ended September 30, 2016, general taxes increased primarily as a result of higher gross receipts taxes in our Regulated Businesses segment.

Other income (expenses). For the three and nine months ended September 30, 2016, other expenses increased principally due to an increase in interest expense from the issuance of incremental long-term debt in the last six months of 2015. Partially offsetting the increase in interest expense for the nine months ended September 30, 2016, were proceeds from the settlement of a contract dispute in our Market-Based Businesses and a favorable outcome associated with the finalization of the Missouri rate case, both of which were recognized in the second quarter of 2016.

Segment Results of Operations

Our segments are determined based on how we assess our performance and allocate our resources. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being net income attributable to common stockholders.

We conduct our business primarily through one reportable segment, our Regulated Businesses segment. We also operate businesses that provide a broad range of related and complementary water and wastewater services in non-regulated markets, which include four operating segments that individually do not meet the criteria of a reportable segment. These four non-reportable segments are presented as our “Market-Based Businesses”.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Operating revenues	$826	$781	$45	5.8	$2,176	$2,083	$93	4.5
Operation and maintenance	350	277	73	26.4	881	814	67	8.2
Total operating expenses, net	521	439	82	18.7	1,385	1,291	94	7.3
Net income attributable to common stockholders	152	174	(22)	(12.6)	374	377	(3)	(0.8)

Operating revenues. The following tables and discussions provide explanations for variances related to the three components of operating revenues—water services revenues, wastewater services revenues and other revenues:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Billed water services:
Residential	$468	$435	$33	7.6	$1,199	$1,155	$44	3.8
Commercial	172	159	13	8.2	436	417	19	4.6
Industrial	38	36	2	5.6	101	99	2	2.0
Public and other	94	89	5	5.6	253	248	5	2.0
Other water revenues	16	14	2	14.3	42	31	11	35.5
Billed water services	788	733	55	7.5	2,031	1,950	81	4.2
Unbilled water services	(4)	9	(13)	(144.4)	23	21	2	9.5
Total water services revenues	784	742	42	5.7	2,054	1,971	83	4.2
Wastewater services revenues	28	25	3	12.0	83	73	10	13.7
Other revenues	14	14	—	—	39	39	—	—
Total operating revenues	$826	$781	$45	5.8	$2,176	$2,083	$93	4.5

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Billed water services volumes:
Residential	55,108	53,392	1,716	3.2	132,453	132,771	(318)	(0.2)
Commercial	25,170	24,259	911	3.8	62,273	61,276	997	1.6
Industrial	11,013	10,869	144	1.3	29,194	29,439	(245)	(0.8)
Public and other	14,512	14,142	370	2.6	37,983	38,867	(884)	(2.3)
Billed water services volumes	105,803	102,662	3,141	3.1	261,903	262,353	(450)	(0.2)

For the three months ended September 30, 2016, operating revenues increased primarily due to a:

•	$32 million increase from authorized rate increases, including infrastructure surcharges, primarily to fund investment growth in various states;
•

$5 million reduction in 2015 associated with an application filed by our California subsidiary with the California Public Utility Commission to extend the collection period for certain balancing account revenues;

•	$4 million increase attributable to recent water and wastewater acquisitions coupled with organic growth in existing systems; and
•	$3 million incremental revenues from balancing accounts and surcharges.

For the nine months ended September 30, 2016, operating revenues increased primarily due to a:

•	$69 million increase from authorized rate increases, including infrastructure surcharges, primarily to fund investment growth in various states;
•	$14 million increase attributable to recent water and wastewater acquisitions coupled with organic growth in existing systems;
•	$8 million increase in revenues from balancing accounts and surcharges; and
•	$5 million reduction in 2015 associated with an application filed by our California subsidiary as discussed above; partially offset by a
•	$4 million decrease attributable to a decline in consumption in 2016 compared to the same period in 2015.

Operation and maintenance. The following table and discussions provide a detailed explanation of the variances related to the major components of operation and maintenance.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Production costs	$86	$80	$6	7.5	$220	$216	$4	1.9
Employee-related costs	107	105	2	1.9	328	321	7	2.2
Operating supplies and services	50	49	1	2	149	144	5	3.5
Maintenance materials and supplies	16	14	2	14.3	46	50	(4)	(8.0)
Customer billing and accounting	17	16	1	6.3	41	45	(4)	(8.9)
Other	74	13	61	469.2	97	38	59	155.3

Total	$350	$277	$73	26.4	$881	$814	$67	8.2

For the three months ended September 30, 2016, operation and maintenance increased primarily due to a:

•	$6 million increase in production costs mainly attributable to increased purchased water for our California subsidiary and increased waste disposal costs;
•

$2 million increase in employee-related costs, including the increased costs associated with higher medical and prescription drug group insurance costs of $2 million, partially offset by a $2 million decrease in other postretirement benefit plan expenses as a result of plan amendments in the third quarter of 2016;

•	$5 million write-off related to timekeeping system costs that were capitalized under construction work in process;
•	$65 million charge due to the binding global agreement in principle as to settlement of claims associated with the Freedom Industries chemical spill in West Virginia; and
•	$4 million decrease in casualty insurance costs attributable to a decrease in historical claims experience resulting in premium adjustments.

For the nine months ended September 30, 2016, operation and maintenance increased primarily due to a:

•	$3 million increase in purchased water primarily at our California subsidiary;
•

$7 million increase in employee-related costs, including increased costs associated with higher medical and prescription drug group insurance costs of $7 million, partially offset by a $2 million decrease in other postretirement benefit plan expenses as a result of plan amendments in the third quarter of 2016;

•	$5 million write-off related to timekeeping system costs that were capitalized under construction work in process;
•	$4 million decrease in maintenance services and supplies mainly due to lower main breaks as a result of milder weather in the first quarter of 2016 compared to the same period in 2015;
•

$4 million decrease in uncollectible expense primarily due to improvements in the aging of our receivables in 2016 compared to 2015 as well as increased collections in 2016 attributable to focused collection efforts;

•	$65 million increase due to the binding global agreement in principle as to settlement of claims associated with the Freedom Industries chemical spill in West Virginia; and
•	$6 million decrease in casualty insurance costs attributable to a decrease in historical claims experience resulting in premium adjustments.

Operating expenses, net. For the three and nine months ended September 30, 2016, operating expenses, net increased principally due to the increase in operating and maintenance expense as explained above, in addition to higher depreciation and amortization expense of $7 million and $22 million, respectively. The increase in depreciation and amortization expense is primarily due to additional utility plant placed in service.

Market-Based Businesses

The following table summarizes certain financial information for our Market-Based Businesses:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Operating revenues	$109	$121	$(12)	(9.9)	$338	$308	$30	9.7
Operation and maintenance	92	98	(6)	(6.1)	285	252	33	13.1
Total operating expenses, net	98	101	(3)	(3.0)	300	260	40	15.4
Net income attributable to common stockholders	7	12	(5)	(41.7)	26	31	(5)	(16.1)

Operating revenues. For the three months ended September 30, 2016, operating revenues decreased primarily due to a:

•

$16 million decrease in the Military Services Group resulting from lower capital upgrades in 2016 compared to 2015 attributable to higher project activity in 2015, the completion of a large project at Fort Polk in mid-2016 and reduced military base infrastructure budgets in 2016; partially offset by a

•	$3 million increase in our Homeowner Services Group revenues primarily due to contract growth and the expansion into new geographic areas; and
•	$3 million increase in our Contract Operations Group due to contract growth, mostly associated with our contract in Camden, New Jersey.

For the nine months ended September 30, 2016, operating revenues increased due to a:

•	$21 million increase resulting from Keystone, which was acquired in the third quarter of 2015;
•	$10 million increase in our Homeowner Services Group revenues primarily due to contract growth and the expansion into new geographic areas; and
•	$6 million increase in our Contract Operations Group primarily due to contract growth, mostly associated with our contract in Camden, New Jersey; partially offset by a
•

$7 million decrease in our Military Services Group revenues primarily due to lower capital upgrades in 2016 partially offset by incremental revenues due to the addition of Vandenberg Air Force Base in 2016.

Operation and maintenance. The following table summarizes information regarding the components of operation and maintenance expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
(In millions)				%				%
Production costs	$10	$9	$1	11.1	$27	$27	$—	—
Employee-related costs	24	20	4	20.0	72	53	19	35.8
Operating supplies and services	38	53	(15)	(28.3)	128	126	2	1.6
Maintenance materials and supplies	18	14	4	28.6	51	41	10	24.4
Other	2	2	—	—	7	5	2	40.0
Total	$92	$98	$(6)	(6.1)	$285	$252	$33	13.1

For the three months ended September 30, 2016, operation and maintenance expense decreased primarily due to a:

•	$10 million decrease in our Military Services Group from lower capital upgrades in the third quarter of 2016 compared to 2015; partially offset by a
•

$7 million increase mainly associated with contract growth in both our Homeowner Services and Contract Operations Groups corresponding with the increased revenues, as well as incremental claims activity in our Homeowner Services Group.

For the nine months ended September 30, 2016, operation and maintenance expense increased primarily due to a:

•	$17 million increase resulting from Keystone, including $10 million in employee-related costs and $6 million in operating supplies and services;
•

$10 million increase in maintenance materials and supplies primarily due to contract growth in our Homeowner Services and Contract Operations Groups, as well as incremental claims expense and additional marketing expenses in our Homeowner Services Group; and

•

$9 million increase in employee-related costs primarily due to the addition of the Vandenberg Air Force Base contract, as well as increased headcount resulting from contract growth in our Homeowner Services and Contract Operations Groups; partially offset by a

•	$4 million decrease in operating supplies and services primarily due to lower capital upgrades in our Military Services Group.

Operating expenses, net. The changes for the three months and nine months ended September 30, 2016 are primarily due to the changes in operation and maintenance explained above, as well as higher depreciation and amortization expense attributable to Keystone.

Net income attributable to common stockholders. In addition to the changes for operating income variances explained above, the three months and nine months ended September 30, 2016 include a $2 million favorable contract settlement dispute.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources contained in our Form 10-K.

We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowing under the American Water Capital Corp. (“AWCC”) revolving credit facility. We regularly evaluate the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in our revolving credit facility.

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

As of September 30, 2016, AWCC had no outstanding borrowings and $89 million of outstanding letters of credit under the revolving credit facility. As of September 30, 2016, AWCC had $1.661 billion available under the revolving credit facility to fulfill our short-term liquidity needs and to issue letters of credit, which supported $951 million in outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the credit facility or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

On March 24, 2016, we entered into three forward starting swap agreements with an aggregate notional amount of $225 million to reduce interest rate exposure for a portion of the expected refinancing of our 6.085% fixed-rate long-term debt maturing in 2017. These forward starting swap agreements terminate in December 2017 and have an average fixed interest rate of 2.29%. On July 1, 2016, we entered into another forward starting swap agreement with a notional amount of $75 million at a 30-year fixed rate of 1.92% to reduce the average 30-year fixed rate on the total hedged notional amount of $300 million to 2.20%. During the three months ended September 30, 2016, the fair value of our forward starting swaps decreased by $7 million due to lower interest rates. Changes in the fair value of the forward starting swaps will be recognized in accumulated other comprehensive loss until the agreements terminate in December 2017.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. The following table provides a summary of the major items affecting cash flows provided by our operating activities:

	For the Nine Months Ended September 30,
	2016	2015
(In millions)
Net income	$367	$377
Add (less):
Non-cash activities (a)	578	589
Changes in working capital (b)	22	(70)
Pension and postretirement healthcare contributions	(42)	(40)
Net cash flows provided by operations	$925	$856

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

For the nine months ended September 30, 2016, the increase in cash flows from operating activities, as compared to the same period in 2015, is primarily due to improvement in our working capital.

The change in working capital was primarily driven by three components: (1) a change in accounts receivable and unbilled revenues resulting from continuous improvement in our Regulated Businesses’ collection efforts, as well as decreased receivables in our Military Services Group attributable to lower capital upgrades in 2016 as compared to the same period in 2015; (2) the timing of accounts payable and accrued liabilities; and (3) the accrual for costs associated with the binding global agreement in principle as to settlement of claims related to the Freedom Industries chemical spill in West Virginia.

As a result of our other postretirement benefit plan amendments and the associated remeasurement of the obligation that occurred in the third quarter of 2016, the Company is not expecting to make any additional contributions during the remainder of 2016 and would expect, based on current plan assumptions, to make lower than anticipated contributions in the future.

Cash Flows Used in Investing Activities

The following table provides information regarding cash flows used in our investing activities:

	For the Nine Months Ended September 30,
	2016	2015
(In millions)
Capital expenditures	$(928)	$(791)
Acquisitions (a)	(29)	(176)
Other investing activities, net (b)	(57)	(78)
Net cash flows used in investing activities	$(1,014)	$(1,045)

(a)	Includes a non-escrowed deposit of $5 million related to the pending McKeesport acquisition.
(b)	Includes removal costs from property, plant and equipment retirements, net, proceeds from sale of assets and net funds restricted.

For the nine months ended September 30, 2016, net capital expenditures increased $137 million, or 17.3%, primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure in our Regulated Businesses.

The decrease in cash utilized for acquisitions during the first nine months of 2016 compared to the same period in 2015 is principally due to the timing of acquisitions. In the first nine months of 2016 we closed on ten acquisitions for a purchase price of $24 million, including the purchase in January 2016 of all of the capital stock of Environmental Disposal Corporation, an investor-owned wastewater utility in New Jersey and made a non-escrowed deposit of $5 million related to the pending McKeesport acquisition. During the nine months ended September 30, 2015, we closed on eight acquisitions, including the purchase of Keystone in July 2015 for $133 million, the Borough of Haddonfield, New Jersey’s water and wastewater systems and the City of Arnold, Missouri’s wastewater system.

We are moving forward with our plans to construct a new corporate headquarters to consolidate our support services and certain of our employees in our Market-Based Businesses within a single location. We have selected a site on Camden, New Jersey’s waterfront. Assuming the acquisition of the site is completed by the end of 2016, we expect construction to begin in 2017 and to move into the new headquarters in the latter half of 2018. The cost of construction is currently estimated to be up to $165 million, and is exclusive of any tax incentives that we may receive.

Cash Flows Provided by Financing Activities

The following table provides information regarding cash flows provided by our financing activities:

	For the Nine Months Ended September 30,
	2016	2015
(In millions)
Proceeds from long-term debt	$2	$564
Repayments of long-term debt	(20)	(88)
Net proceeds from short-term borrowings	322	(70)
Dividends paid	(194)	(178)
Anti-dilutive stock repurchases	(65)	(39)
Other financing activities, net (a)	45	52
Net cash flows provided by financing activities	$90	$241

(a)

Includes proceeds from issuance of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds, debt issuance costs and tax benefits realized from equity compensation.

The overall change in the net cash flows provided by financing activities is mainly due to incremental cash outlays for dividends and our anti-dilutive stock repurchase program in 2016. Also, the third quarter of 2015 included a $550 million issuance of long-term debt of which a portion was used for the repayment of pre-existing long-term debt and short-term borrowings.

Credit Facilities and Short-Term Debt

The following table summarizes information as of September 30, 2016 regarding the Company’s aggregate credit facility commitments, letter of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities:

	Credit Facilities Commitment (a)	Available Credit Facility Capacity (a)	Letter of Credit Sub-limit	Available Letter of Credit Capacity	Outstanding Commercial Paper	Credit Line Borrowing (a)
(In millions)
September 30, 2016	$1,766	$1,677	$150	$61	$951	$—

(a)	Includes amounts related to Keystone’s revolving credit facility. The total commitment under the revolving credit facility was $16 million, all of which was available as of September 30, 2016.

The weighted-average interest rate on short-term borrowings for the three months ended September 30, 2016 and 2015 was approximately 0.78% and 0.44%, respectively. The weighted-average interest rate on short-term borrowings for the nine months ended September 30, 2016 and 2015 was approximately 0.76% and 0.49%, respectively.

Capital Structure

The following table provides certain information regarding our capital structure as of each of the dates set forth below:

	September 30, 2016	December 31, 2015
Total common stockholders' equity	43.3%	43.5%
Long-term debt and redeemable preferred stock at redemption value	48.4%	50.6%
Short-term debt and current portion of long-term debt	8.3%	5.9%
	100%	100%

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

Certain long-term notes and the AWCC revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. As of September 30, 2016, our ratio was 0.57 to 1.00 and therefore we were in compliance with the covenant.

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

The following table presents the Company’s securities ratings as of September 30, 2016:

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

Dividends

On September 1, 2016, we paid a cash dividend of $0.375 per share to the Company’s stockholders of record as of August 8, 2016.

On October 28, 2016 our Board of Directors declared a quarterly cash dividend payment of $0.375 per share payable on December 1, 2016 to stockholders of record as of November 9, 2016. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

On March 24, 2016, we entered into three forward starting swap agreements with an aggregate notional amount of $225 million to reduce interest rate exposure on debt expected to be issued in 2017. The forward starting swap agreements terminate in December 2017 and have an average fixed rate of 2.29%. A hypothetical one basis point change in the forward starting swap rates would have resulted in a $1 million increase or decrease in fair value for the nine months ended September 30, 2016.

On July 1, 2016, we entered into a forward starting swap agreement with a notional amount of $75 million to reduce interest rate exposure on debt expected to be issued in 2017. The forward starting swap agreement terminates in December 2017 and has a fixed rate of 1.92%. A hypothetical one basis point change in the forward starting swap rates would have resulted in an immaterial increase or decrease in fair value for the nine months ended September 30, 2016.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

We concluded that there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.

Alternative Water Supply in Lieu of Carmel River Diversions

Regional Desalination Project

The First District Court of Appeal heard oral argument on July 6, 2016 relating to MCWD’s appeals of the Void Judgment. On August 18, 2016, the First District Court of Appeal disposed of MCWD’s appeals by affirming the Void Judgment. The decision allows MCWD’s appeal of the award to Cal Am of attorney’s fees and costs in connection with the Void Judgment, which appeal had previously been stayed pending the disposition of MCWD’s appeals of the Void Judgment, to proceed. On September 8, 2016, the First District Court of Appeal denied MCWD’s petition for rehearing of its August 18, 2016 decision. On September 27, 2016, MCWD filed with the California Supreme Court a petition for review of the First District Court of Appeal’s August 18, 2016 decision. This petition remains pending.

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

On September 15, 2016, the CPUC unanimously approved a decision to authorize Cal Am to (1) enter into a water purchase agreement for the GWR Project through which Cal Am would purchase purified water from the GWR Project and resell that water to Cal Am’s customers; and (2) construct a pipeline and pump station facilities and recover the associated costs, upon a showing that the facilities are used and useful and are appropriately sized, up to a maximum of $50 million. Cal Am is allowed to seek additional cost recovery if construction costs exceed this maximum.

The Santa Cruz Superior Court held a hearing on September 15, 2016 on the merits of MCWD’s challenge to the Coastal Commission’s October 6, 2015 amendment of the permits to operate the test slant well. Earlier, the Superior Court had stayed certain of MCWD’s claims that were repetitive of claims made by MCWD in the Test Slant Well Petitions currently pending on appeal. At the conclusion of the hearing, the Superior Court ruled in favor of Cal Am and denied MCWD’s petition with respect to all claims except those currently stayed.

Based on the foregoing, Cal Am estimates that the earliest date by which the entire Water Supply Project could be completed is sometime in 2019. There can be no assurance that Cal Am’s application for the Water Supply Project will be approved or that the Water Supply Project will be completed on a timely basis, if ever.

West Virginia Elk River Freedom Industries Chemical Spill

To date, there are 73 pending cases against WVAWC with respect to the Freedom Industries chemical spill in the U.S. District Court for the Southern District of West Virginia or in West Virginia Circuit Courts in Kanawha, Boone and Putnam Counties. Additionally, investigations with respect to this matter have been initiated by, among other authorities, the U.S. Chemical Safety and Hazard Investigation Board (the “CSB”) and the Public Service Commission of West Virginia (the “PSC”).

Federal Court Litigation

On December 17, 2015, the court in the Federal action originally entered a scheduling order that provided for the trial on class issues to begin in July 2016. On May 10, 2016, each of the parties in the Federal action filed motions for summary judgment and motions to exclude experts, followed by responses on June 3, 2016 and final reply memoranda on June 16, 2016. On July 7, 2016, the court in the Federal action rescheduled the trial to begin on October 25, 2016, but the court delayed the start of the trial pending ongoing settlement negotiations between the parties, and has since granted a continuance of the trial until December 5, 2016. See “ – WVAWC Binding Global Agreement in Principle to Settle Claims” below.

On September 26, 2016, the court in the Federal action granted the Company’s motion for summary judgment and its renewed motion to dismiss all claims against it for lack of personal jurisdiction. The court in the Federal action examined the factual claims asserted by the plaintiffs and held that the plaintiffs failed to provide any evidence that the Company committed a tortious act in connection with the Freedom Industries chemical spill. Also, the court in the Federal action held that it had no personal jurisdiction over the Company, since there was no evidence of a tortious act, and the relationship between the Company and WVAWC was that of a typical parent and subsidiary. As a result of this decision, the Company is no longer a defendant in the Federal action.

On September 27, 2016, the court in the Federal action denied competing motions filed by the plaintiffs and WVAWC for summary judgment on the plaintiffs’ breach of contract claims against WVAWC. The court in the Federal action stated that the implementation of the Do Not Use order and the delivery of water containing MCHM subject to such an order constituted a breach of WVAWC’s contract with customers. However, the court denied the plaintiffs’ motion for summary judgment because the court identified genuine issues of fact to be decided by a jury with respect to WVAWC’s assertion that its contractual performance was impracticable due to the lack of available information as to the contaminants in the water after the Freedom Industries chemical spill, the unexpected nature of Freedom Industries’ criminal negligence and the resulting contamination of the water supply, and WVAWC’s lack of fault for Freedom Industries’ actions in causing the chemical spill.

On October 6, 2016, the court in the Federal action granted the American Water Defendants’ motion for summary judgment related to the members of the class comprised of hourly employees who worked for businesses served by the KVTP on January 9, 2014. The court stated that these class members, who were not customers of WVAWC, did not have a “sufficiently close nexus” to WVAWC to give rise to a “special relationship” that would allow them to recover lost wages absent physical injury or property damage. This ruling does not impact the remaining class members.

On October 25, 2016, the court in the Federal action dismissed all claims against AWWSC, leaving WVAWC as the remaining American Water Defendant in the lawsuit.

West Virginia State Court Litigation

On January 28, 2016, all of the then-filed state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings. On June 6, 2016, plaintiffs filed a second amended consolidated class action complaint. The second amended consolidated class action complaint names only WVAWC as a defendant and alleges claims of, among other things, negligence, public and private nuisance, trespass, strict liability for abnormally dangerous activity, breach of contract, breach of statutory implied warranty, violation of the West Virginia Consumer Credit Protection Act, strict liability for failure to warn, negligent infliction of emotional distress, medical monitoring and punitive damages. On July 6, 2016, the defendants filed an answer in response to these claims. On July 25, 2016, plaintiffs filed a class certification motion seeking certification for liability and damage classes, including businesses and residents who were customers of the KVTP on January 9, 2014, all West Virginia persons who suffered wage loss as a result of the Freedom Industries chemical spill and personal injury and medical monitoring for West Virginia residents within the affected counties that were exposed to contaminated water as a result of the chemical spill.

On September 14, 2016, WVAWC filed a motion to dismiss the second amended consolidated class action complaint. On September 16, 2016, four new individual complaints were filed in West Virginia Circuit Court in Kanawha County stating the same claims as in the second amended consolidated class action complaint but also seeking a judicial determination as to whether the American Water Defendants and Eastman Chemical Company, the manufacturer of MCHM, have insurance coverage under their respective policies for the claims asserted in the complaints. Plaintiffs have also sought to transfer these complaints to the Mass Litigation Panel. The complaints include as defendants all of the insurance carriers identified by Eastman Chemical and the American Water Defendants. West Virginia law generally permits plaintiffs in civil litigation to seek a determination as to whether insurance coverage exists for claims prior to trial on the merits. The American Water Defendants are currently analyzing and considering their responses to the allegations and claims raised in these four complaints.

WVAWC Binding Global Agreement in Principle to Settle Claims

On October 31, 2016, the court in the Federal action approved the preliminary principles, terms and conditions of an agreed-upon settlement of claims (the “Settlement”) among the American Water Defendants, and all class members, putative class members, claimants and potential claimants (collectively, the “Plaintiffs”), arising out of the Freedom Industries chemical spill. The terms of the Settlement propose a global federal and state resolution of all litigation and potential claims against the American Water Defendants and their insurers. A claimant may elect to opt out of any final settlement agreement, in which case such claimant will not receive any benefit from or be bound by the terms of the Settlement. Under the terms and conditions of the Settlement and any subsequent final settlement agreement, the American Water Defendants have not admitted, and will not admit, any fault or liability for any of the allegations made by the Plaintiffs in any of the actions to be resolved.

The proposed aggregate pre-tax amount of the Settlement is $126 million, of which $65 million would be contributed by WVAWC, and the remainder would be contributed by certain of the Company’s general liability insurance carriers. The Company has general liability insurance under a series of policies underwritten by a number of individual carriers. Two of these insurance carriers, which provide an aggregate of $50 million in insurance coverage to the Company under these policies, were requested, but presently have not agreed, to participate in the Settlement. The Company and WVAWC will vigorously pursue their rights to insurance coverage from these non-participating carriers for any contributions by WVAWC to the Settlement. In this regard, WVAWC has filed a lawsuit against one of these carriers alleging that the carrier’s failure to agree to participate in the Settlement constitutes a breach of contract, and the Company will pursue mandatory arbitration against the other non-participating carrier. Despite these efforts, the Company may not ultimately be successful in obtaining full or further reimbursement under these insurance policies for amounts that WVAWC may be required to contribute to the Settlement.

The preliminary terms of the Settlement intend to establish a two-tier settlement fund for the payment of claims, comprised of (i) a guaranteed fund of $76 million, of which $51 million will be contributed by WVAWC, including insurance deductibles, and $25 million would be contributed by one of the Company’s general liability insurance carriers, and (ii) a claims-based payment fund of up to $50 million, of which up to $14 million would be contributed by WVAWC and $36 million would be contributed by a number of the Company’s general liability insurance carriers. Separately, $25 million would be contributed to the guaranteed fund through a settlement by another defendant to the Settlement.

As a result of these events, the Company has recorded a charge to earnings, net of insurance receivables, of $65 million ($39 million after-tax) in the third quarter of 2016. The Company intends to fund WVAWC’s contributions to the Settlement through existing sources of liquidity, although no contribution by WVAWC will be required unless and until the terms of the Settlement are finally approved by the court in the Federal action. Furthermore, under the terms of the Settlement, WVAWC has agreed that it will not seek rate recovery from the Public Service Commission of West Virginia for approximately $4 million in direct response costs expensed in 2014 by WVAWC relating to the Freedom Industries chemical spill as well as for amounts paid by WVAWC under the Settlement.

The Company’s insurance policies operate under a layered structure where coverage is generally provided in the upper layers after claims have exhausted lower layers of coverage. The $36 million contributed by a number of the Company’s general liability insurance carriers to the claims-based fund, as noted above, were from higher layers of the insurance structure than the two insurance carriers that were requested, but presently have not agreed, to participate in the Settlement. Any recovery by WVAWC or the Company from the non-participating carriers would reimburse WVAWC for its contributions to the guaranteed fund.

The court in the Federal action has given the parties 30 days to finalize, and obtain the court’s preliminary approval of, the terms of the Settlement. As a result, the court in the Federal action has ordered a continuance of the trial date to December 5, 2016. If preliminary approval of the Settlement is obtained, notice of the terms of the Settlement would then be provided to members of the settlement class. Following the notice period, the court in the Federal action would hold a fairness hearing to consider final approval of the Settlement. There can be no assurance that the court in the Federal action will provide its approval as to any agreement negotiated between the parties reflecting the terms of the Settlement.

PSC General Investigation

On May 23, 2016, the PSC entered an order setting a procedural schedule and ruling on outstanding motions related to discovery and the scope of testimony. On October 13, 2016, the PSC entered an order to postpone the General Investigation hearings until December 2016. On October 18, 2016, an intervening party in the case requested, with no parties objecting, that the hearings be rescheduled until the first quarter of 2017.

CSB Investigation

The CSB has been investigating the Freedom Industries chemical spill and related events since shortly after January 9, 2014. The CSB is an independent investigatory agency with no regulatory mandate or ability to issue fines or citations; rather, the CSB can only issue recommendations for further action. On September 28, 2016, the CSB issued and adopted its investigation report in which it recommended that the Company conduct additional source water protection activities. The Company provided written comments to the CSB’s report suggesting that the recommendation made to the Company would be better directed to the U.S. Environmental Protection Agency in order to promote industry-wide implementation of the CSB’s recommendation.

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

In this regard, on January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances into the Elk River near the WVAWC treatment plant intake in Charleston, West Virginia. On October 31, 2016, the U.S. District Court for the Southern District of West Virginia approved the preliminary principles, terms and conditions of the Settlement with respect to claims arising out the Freedom Industries chemical spill. Under the terms of the Settlement, WVAWC has agreed that it will not seek rate recovery from the Public Service Commission of West Virginia for amounts paid by WVAWC under the Settlement.

Government investigations relating to the Freedom Industries chemical spill have been initiated, state laws have been enacted, state and federal legislatures are considering changes to existing laws or rules associated with new laws, and there are 73 currently pending lawsuits against WVAWC and, in a few cases, against us or our affiliates. While American Water and WVAWC believe that WVAWC has responded appropriately to, and has no responsibility for, the Freedom Industries chemical spill, and American Water and WVAWC believe that WVAWC and other affiliates have valid, meritorious defenses to the lawsuits, WVAWC has incurred, and will continue to incur, defense costs that may not be recoverable. An adverse outcome in one or more of the lawsuits could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, liquidity and reputation. WVAWC and American Water are unable to predict the outcome of the ongoing government investigations or any legislative initiatives that might affect water utility operations. See Item 3—Legal Proceedings and our subsequent quarterly reports for additional information regarding this matter.

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

The Company did not repurchase shares of common stock during three months ended September 30, 2016. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2016, the Company repurchased an aggregate of 3,250,000 shares of common stock under the program.

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

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed with the Securities and Exchange Commission on November 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November, 2016.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)

By	/s/ SUSAN N. STORY
Susan N. Story President and Chief Executive Officer (Principal Executive Officer)

By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed with the Securities and Exchange Commission on November 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.