Form 10-Q
period 2017-03-31
American Water Works Company, Inc.
filed 2017-05-03
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
	(Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2017
Common Stock, $0.01 par value per share	178,191,126 shares (excludes 4,064,010 treasury shares as of April 27, 2017)

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

Quarterly REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

i

FORWARD-LOOKING STATEMENTS

We have made statements in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”), that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “assume,” “forecast,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, including our operation and maintenance (“O&M”) efficiency ratio, cash flows, our growth and portfolio optimization strategies, our projected capital expenditures and related funding requirements, our ability to repay debt, our projected strategy to finance current operations and growth initiatives, the impact of legal proceedings and potential fines and penalties, business process and technology improvement initiatives, trends in our industry, regulatory, legislative, political, tax policy or legal developments or rate adjustments, including rate case filings, filings for infrastructure surcharges and filings to address regulatory lag.

Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees or assurances of any outcomes, financial results or levels of activity, performance or achievements, and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of estimates and assumptions, and known and unknown risks, uncertainties and other factors. Our actual results may vary materially from those discussed in the forward-looking statements included herein as a result of the following important factors:

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	the timeliness and outcome of regulatory commissions’ actions concerning rates, capital structure, authorized return on equity, capital investment, permitting and other decisions
•	changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts;
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

•	our ability to appropriately maintain current infrastructure, including our operational and information technology (“IT”) systems, and manage the expansion of our business;
•	exposure or infiltration of our critical infrastructure, operational technology and IT systems through physical or cyber attacks or other disruptions;
•	our ability to obtain permits and other approvals for projects;
•	changes in our capital requirements;
•	our ability to control operating expenses and to achieve efficiencies in our operations;
•	the intentional or unintentional actions of a third party, including contamination of our water supplies or water provided to our customers;
•	our ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;
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

These forward-looking statements are qualified by, and should be read together with, the risk factors and other statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”), and in this Form 10-Q, and you should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements we make speak only as of the date this Form 10-Q was filed with the United States Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, we do not have any obligation, and we specifically disclaim any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for us to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on our businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Property, plant and equipment	$20,189	$19,954
Accumulated depreciation	(5,061)	(4,962)
Property, plant and equipment, net	15,128	14,992
Current assets:
Cash and cash equivalents	78	75
Restricted funds	23	20
Accounts receivable, net	250	269
Unbilled revenues	227	263
Materials and supplies	41	39
Other	148	118
Total current assets	767	784
Regulatory and other long-term assets:
Regulatory assets	1,298	1,289
Goodwill	1,345	1,345
Other	72	72
Total regulatory and other long-term assets	2,715	2,706
TOTAL ASSETS	$18,610	$18,482

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	March 31, 2017	December 31, 2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 182,231,713 and 181,798,555 shares issued, respectively)	$2	$2
Paid-in-capital	6,400	6,388
Accumulated deficit	(759)	(873)
Accumulated other comprehensive loss	(82)	(86)
Treasury stock, at cost (4,502,221 and 3,701,867 shares, respectively)	(274)	(213)
Total common stockholders' equity	5,287	5,218
Long-term debt	5,744	5,749
Redeemable preferred stock at redemption value	9	10
Total long-term debt	5,753	5,759
Total capitalization	11,040	10,977
Current liabilities:
Short-term debt	980	849
Current portion of long-term debt	574	574
Accounts payable	108	154
Accrued liabilities	453	609
Taxes accrued	67	31
Interest accrued	101	63
Other	135	112
Total current liabilities	2,418	2,392
Regulatory and other long-term liabilities:
Advances for construction	297	300
Deferred income taxes, net	2,629	2,596
Deferred investment tax credits	23	23
Regulatory liabilities	404	403
Accrued pension expense	420	419
Accrued postretirement benefit expense	86	87
Other	68	67
Total regulatory and other long-term liabilities	3,927	3,895
Contributions in aid of construction	1,225	1,218
Commitments and contingencies (see Note 8)
TOTAL CAPITALIZATION AND LIABILITIES	$18,610	$18,482

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In millions, except per share data)

	For the Three Months Ended March 31,
	2017	2016
Operating revenues	$756	$743
Operating expenses:
Operation and maintenance	337	348
Depreciation and amortization	124	116
General taxes	68	66
Gain on asset dispositions and purchases	-	(1)
Total operating expenses, net	529	529
Operating income	227	214
Other income (expense):
Interest, net	(85)	(80)
Other, net	3	2
Total other income (expense)	(82)	(78)
Income from continuing operations before income taxes	145	136
Provision for income taxes	52	54
Net income attributable to common stockholders	$93	$82

Basic earnings per share:
Net income attributable to common stockholders	$0.52	$0.46
Diluted earnings per share:
Net income attributable to common stockholders	$0.52	$0.46
Weighted-average common shares outstanding:
Basic	178	178
Diluted	179	179
Dividends declared per common share	—	—

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	For the Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$93	$82
Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Actuarial loss, net of tax of $1 in 2017 and 2016	2	1
Foreign currency translation adjustment	(1)	1
Unrealized gain (loss) on cash flow hedges, net of tax of $2 and $(1) in 2017 and 2016, respectively	3	(1)
Net other comprehensive income	4	1
Comprehensive income attributable to common stockholders	$97	$83

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93	$82
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	124	116
Deferred income taxes and amortization of investment tax credits	64	65
Provision for losses on accounts receivable	4	6
Gain on asset dispositions and purchases	—	(1)
Pension and non-pension postretirement benefits	15	15
Other non-cash, net	(18)	(24)
Changes in assets and liabilities:
Receivables and unbilled revenues	51	49
Pension and non-pension postretirement benefit contributions	(11)	(14)
Accounts payable and accrued liabilities	(72)	15
Other assets and liabilities, net	27	(49)
Net cash provided by operating activities	277	260
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(270)	(284)
Acquisitions	(2)	(22)
Proceeds from sale of assets and securities	—	1
Removal costs from property, plant and equipment retirements, net	(13)	(17)
Net funds restricted	(3)	(1)
Net cash used in investing activities	(288)	(323)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(4)	(11)
Net short-term borrowings with maturities less than three months	131	211
Proceeds from issuances of employee stock plans and DRIP	10	10
Advances and contributions for construction, net of refunds of $4 and $4, respectively	7	7
Debt issuance costs	—	(1)
Dividends paid	(67)	(61)
Anti-dilutive stock repurchase	(54)	(62)
Taxes paid related to employee stock plans	(9)	(9)
Net cash provided by financing activities	14	84
Net increase in cash and cash equivalents	3	21
Cash and cash equivalents as of beginning of period	75	45
Cash and cash equivalents as of end of period	$78	$66
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of end of period	$142	$166

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In millions)

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Loss	Shares	At Cost	Equity
Balance as of December 31, 2016	181.8	$2	$6,388	$(873)	$(86)	(3.7)	$(213)	$5,218
Cumulative effect of change in accounting principle	—	—	—	21	—	—	—	21
Net income attributable to common stockholders	—	—	—	93	—	—	—	93
Direct stock reinvestment and purchase plan	—	—	3	—	—	—	—	3
Employee stock purchase plan	—	—	2	—	—	—	—	2
Stock-based compensation activity	0.4	—	7	—	—	(0.1)	(7)	-
Repurchases of common stock	—	—	—	—	—	(0.7)	(54)	(54)
Net other comprehensive income (loss)	—	—	—	—	4	—	—	4
Balance as of March 31, 2017	182.2	$2	$6,400	$(759)	$(82)	(4.5)	$(274)	$5,287

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Loss	Shares	At Cost	Equity
Balance as of December 31, 2015	180.9	$2	$6,351	$(1,073)	$(88)	(2.6)	$(143)	$5,049
Net income attributable to common stockholders	—	—	—	82	—	—	—	82
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	1	—	—	—	—	1
Stock-based compensation activity	0.5	—	15	—	—	(0.1)	(5)	10
Repurchases of common stock	—	—	—	—	—	(1.0)	(62)	(62)
Net other comprehensive income (loss)	—	—	—	—	1	—	—	1
Balance as of March 31, 2016	181.4	$2	$6,368	$(991)	$(87)	(3.7)	$(210)	$5,082

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(Unless otherwise noted, in millions, except per share data)

Note 1: Basis of Presentation

The unaudited consolidated financial statements provided in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (collectively, “American Water” or the “Company”) in which a controlling interest is maintained after the elimination of intercompany accounts and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2017 and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.

The Consolidated Balance Sheet as of December 31, 2016 is derived from the Company's audited consolidated financial statements as of December 31, 2016. The unaudited financial statements and notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Note 2: New Accounting Standards

The Company adopted the following accounting standard on January 1, 2017:

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

January 1, 2017

Modified retrospective for the recognition of excess tax benefits and deficiencies; full retrospective for the classification of excess tax benefits and taxes paid on the Consolidated Statements of Cash Flows

The adoption of this standard resulted in a cumulative effect to increase retained earnings by $21, with an offsetting decrease to deferred income taxes, net. Also, the adoption resulted in a net increase in cash flows from operating activities and a net decrease in cash flows from financing activities of $14 and $13 for the three months ended March 31, 2017 and 2016, respectively, on the Consolidated Statements of Cash Flows.

The following recently issued accounting standards are not yet required to be adopted by the Company as of March 31, 2017:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Revenue from Contracts with Customers

Changes the criteria for recognizing revenue from a contract with a customer. Replaces existing guidance on revenue recognition, including most industry specific guidance. The objective is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods and services to customers at an amount the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows.

		January 1, 2018; early adoption permitted	Full or modified retrospective

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

Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows

Provides guidance on the presentation and classification in the statement of cash flows for the following cash receipts and payments: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle.

		January 1, 2018; early adoption permitted	Retrospective	The Company does not anticipate significant impacts on its Consolidated Statements of Cash Flows.
Presentation of Changes in Restricted Cash on the Statement of Cash Flows

Updates the accounting and disclosure guidance for the classification and presentation of changes in restricted cash on the statements of cash flows. The amended guidance requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.

		January 1, 2018; early adoption permitted	Retrospective	The Company does not anticipate significant impacts on its Consolidated Statements of Cash Flows.
Clarifying the Definition of a Business

Updates the accounting guidance to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions, or disposals, of assets or businesses.

		January 1, 2018; early adoption permitted	Prospective	The Company is evaluating the impact on the consolidated financial statements and related disclosures.
Gains and Losses from the Derecognition of Nonfinancial Assets

Updated the guidance to clarify the accounting for gains and losses resulting from the derecognition of nonfinancial assets and partial sale of nonfinancial assets. The guidance also clarifies the definition of an in-substance nonfinancial asset.

		January 1, 2018; early adoption permitted	Full or modified retrospective	The Company is evaluating the impact on the consolidated financial statements and related disclosures.
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Updated authoritative guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The remaining components of net periodic benefit cost are required to be presented separately from the service cost component in an income statement line item outside of operating income. Also, the guidance allows for only the service cost component to be eligible for capitalization. The updated guidance does not impact the accounting for net periodic benefit costs as regulatory assets or liabilities.

		January 1, 2018; early adoption permitted	Retrospective for the presentation of service cost component; prospective for the capitalization of service cost component	The Company is evaluating the impact on the consolidated financial statements and related disclosures.
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

		January 1, 2019; early adoption permitted	Modified retrospective	The Company is evaluating the effect on the consolidated financial statements, related disclosures, as well as the timing of adoption.

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

Note 3: Acquisitions

During the three months ended March 31, 2017, the Company closed on two water system acquisitions for a total aggregate purchase price under $1. Also, our Regulated Business made a non-escrowed deposit of $2 related to the acquisition of the McKeesport, Pennsylvania wastewater system which is expected to close in the fourth quarter of 2017.

On April 3, 2017, the Company acquired all of the outstanding capital stock of Shorelands Water Company, Inc. for total consideration of $33, in the form of approximately 0.4 shares of the Company’s common stock. Assets acquired, principally utility plant, totaled $26. Liabilities assumed totaled $19, including $5 of contributions in aid of construction, and assumed debt of $6. This acquisition will be recorded during the second quarter of 2017 and includes $27 of goodwill, which will be reported in the Company’s Regulated Businesses segment. The preliminary price allocation related to this acquisition will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.

Note 4: Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2017 and 2016, respectively:

	Defined Benefit Plans					Accumulated
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges	Other Comprehensive Loss
Beginning balance as of December 31, 2016	$(147)	$1	$42	$2	$16	$(86)
Other comprehensive income (loss) before reclassifications	—	—	—	(1)	3	2
Amounts reclassified from accumulated other comprehensive loss	—	—	2	—	—	2
Net other comprehensive income (loss)	—	—	2	(1)	3	4
Ending balance as of March 31, 2017	$(147)	$1	$44	$1	$19	$(82)

Beginning balance as of December 31, 2015	$(126)	$1	$36	$2	$(1)	$(88)
Other comprehensive income (loss) before reclassifications	—	—	—	1	(1)	—
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	1	(1)	1
Ending balance as of March 31, 2016	$(126)	$1	$37	$3	$(2)	$(87)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs have been capitalized as a regulatory asset. These accumulated other comprehensive income loss components are included in the computation of net periodic pension cost. See Note 7— Pension and Other Postretirement Benefits.

The amortization of the loss on cash flow hedges is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.

Anti-dilutive Stock Repurchase Program

During the three months ended March 31, 2017, the Company repurchased 0.7 shares of common stock in the open market at an aggregate cost of $54 under the anti-dilutive stock repurchase program authorized by the Company’s Board of Directors in 2015. As of March 31, 2017, there were 6.1 shares of common stock available for repurchase under the program.

Note 5: Long-Term Debt

The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the three months ended March 31, 2017:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp. (a)	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.38%	2017-2041	2
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$4

(a)

American Water Capital Corp., which is a wholly owned subsidiary of the Company, has a support agreement with the Company that, under certain circumstances, is the functional equivalent of a guarantee. This indebtedness is considered “debt” for purposes of this support agreement.

The Company has four forward starting swap agreements with an aggregate notional amount of $300 to reduce interest rate exposure on debt expected to be issued in 2017. These forward starting swap agreements terminate in December 2017 and have an average fixed rate of 2.20%. On February 8, 2017, the Company entered into a forward starting swap agreement with a notional amount of $100 to reduce interest rate exposure for a portion of the expected refinancing of the Company’s 5.62% fixed-rate long-term debt maturing in December 2018. This forward starting swap agreement terminates in November 2018 and has an average fixed rate of 2.67%. The Company has designated these forward starting swap agreements as cash flow hedges and the initial fair value, in addition to any subsequent changes in fair value, are recognized in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the issued debt.

The Company has an interest rate swap to hedge $100 of its 6.085% fixed-rate debt maturing in 2017. The Company pays variable interest of six-month LIBOR plus 3.422% and the interest rate swap matures with the fixed-rate debt in 2017. The Company has designated the interest rate swap as a fair value hedge accounted for at fair value with gains or losses, as well as the offsetting gains or losses on the hedged item, recognized in interest, net. The net gain recognized by the Company was de minimis for the three months ended March 31, 2017 and 2016.

The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $6. The Company has designated these instruments as economic hedges accounted for at fair value with gains or losses recognized in interest, net. The net gain recognized by the Company was de minimis for the three months ended March 31, 2017 and 2016.

No ineffectiveness was recognized for the three months ended March 31, 2017 and 2016 related to hedging instruments.

The following table provides a summary of the gross fair value for the Company’s derivative asset and liabilities, as well as the location of the asset and liability balances in the Consolidated Balance Sheets:

Derivative Instruments	Derivative Designation	Balance Sheet Classification	March 31, 2017	December 31, 2016
Asset Derivative
Forward starting swaps	Cash flow hedge	Other current assets	$31	$27
Forward starting swaps	Cash flow hedge	Other long-term assets	1	—
Interest rate swap	Fair value hedge	Other current assets	1	1

Liability Derivative
Interest rate swap	Fair value hedge	Current portion of long-term debt	$1	$1

Note 6: Income Taxes

The Company’s effective income tax rate was 35.9% and 39.7% for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate for the three months ended March 31, 2017 was impacted by a $5 tax benefit from the new accounting standard for employee share-based payment awards which was adopted in 2017. Under this updated guidance, tax benefits or shortfalls related to employee share-based payment awards are recognized in the provision for income taxes, whereas they previously were recorded as additional paid-in capital on the Consolidated Balance Sheets. See Note 2—New Accounting Standards in the Notes to Consolidated Financial Statements for further discussion on the impacts of the updated guidance.

On April 11, 2017, the State of New York enacted legislation that would increase the state income tax rate on the Company’s taxable income attributable to New York. Manufacturers in New York are taxed at a lower income tax rate, and this legislation eliminated the production of water as a qualified manufacturing activity. The effective date of the legislation is January 1, 2018 and this future increase in the New York tax rate will cause the Company to book a one-time adjustment during the second quarter of 2017, increasing its state accumulated deferred income tax liability.  An offsetting adjustment will be recorded to regulatory assets for the amount recoverable in future customer rates, with the remaining balance recorded to income tax expense.

Note 7: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	For the Three Months Ended March 31,
	2017	2016
Components of net periodic pension benefit cost
Service cost	$9	$8
Interest cost	20	20
Expected return on plan assets	(24)	(24)
Amortization of actuarial loss	9	7
Net periodic pension benefit cost	$14	$11

Components of net periodic other postretirement benefit cost
Service cost	$3	$3
Interest cost	7	7
Expected return on plan assets	(7)	(6)
Amortization of prior service credit	(5)	(1)
Amortization of actuarial loss	3	1
Net periodic other postretirement benefit cost	$1	$4

The Company contributed $10 to its defined benefit pension plans in the first three months of 2017 and expects to contribute $30 during the remainder of 2017. In addition, the Company contributed $1 for the funding of its other postretirement plans in the first three months of 2017 and expects to contribute $5 during the remainder of 2017.

Note 8: Commitments and Contingencies

Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. As of March 31, 2017, the Company has accrued approximately $138 of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $28. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 8, will not have a material adverse effect on the Company.

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

Following the Freedom Industries chemical spill, numerous lawsuits were filed against WVAWC and certain other Company affiliated entities (collectively, the “American Water Defendants”) with respect to this matter in the U.S. District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties, and to date, 74 cases remain pending. Four of the cases pending before the U.S. district court were consolidated for purposes of discovery, and an amended consolidated class action complaint for those cases (the “Federal action”) was filed in December 2014 by several plaintiffs. On January 28, 2016, all of the then-filed state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings, which have been stayed pending the negotiation by the parties and approval by the court in the Federal action of a global agreement to settle all of such cases, as described below. On July 7, 2016, the court in the Federal action scheduled trial to begin on October 25, 2016, but the court has granted several continuances of the trial, which is currently postponed until June 6, 2017 and remains subject to further delay in light of the binding global agreement in principle described below. The Mass Litigation Panel has also stayed its proceedings until July 26, 2017.

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

As a result of these events, the Company recorded a charge to earnings, net of insurance receivables, of $65 ($39 after-tax) in the third quarter of 2016. The settlement amount of $126 is reflected in Accrued Liabilities and the offsetting insurance receivable is reflected in Other Current Assets in the Consolidated Balance Sheet as of March 31, 2017. The Company intends to fund WVAWC’s contributions to the Settlement through existing sources of liquidity, although no contribution by WVAWC will be required unless and until the terms of the Settlement are finally approved by the court in the Federal action. Furthermore, under the terms of the Settlement, WVAWC has agreed that it will not seek rate recovery from the Public Service Commission of West Virginia for approximately $4 in direct response costs expensed in 2014 by WVAWC relating to the Freedom Industries chemical spill as well as for amounts paid by WVAWC under the Settlement.

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

On April 27, 2017, the parties filed with the court in the Federal action a proposed settlement agreement providing details of the terms of the Settlement consistent with those described above. The parties also requested that the court in the Federal action grant preliminary approval of the Settlement. If and when preliminary approval of the Settlement is obtained, notice of the terms of the Settlement would then be provided to members of the settlement class. Following the notice period, the court in the Federal action would hold a fairness hearing to consider final approval of the Settlement.

Other Related Proceedings

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

The CSB is an independent investigatory agency with no regulatory mandate or ability to issue fines or citations; rather, the CSB can only issue recommendations for further action. In response to the Freedom Industries chemical spill, the CSB commenced an investigation shortly thereafter. On September 28, 2016, the CSB issued and adopted its investigation report in which it recommended that the Company conduct additional source water protection activities. The Company provided written comments to the CSB’s report suggesting that the recommendation made to the Company would be better directed to the U.S. Environmental Protection Agency in order to promote industry-wide implementation of the CSB’s recommendation. On February 15, 2017, the Company filed a response to the CSB’s recommendation. On April 4, 2017, the CSB indicated that the implementation by the Company of source water protection activities resolved the first two parts of the CSB’s recommendation. The CSB also noted that compliance by the Company with the third part of its recommendation is ongoing and that closure of this part is contingent upon completion of updated contingency planning for the Company’s water utilities outside of West Virginia.

On March 16, 2017, the Lincoln County (West Virginia) Commission (the “LCC”) passed a county ordinance entitled the “Lincoln County, WV Comprehensive Public Nuisance Investigation and Abatement Ordinance.” The ordinance establishes a mechanism that Lincoln County believes will allow it to pursue criminal or civil proceedings for the “public nuisance” it alleges was caused by the Freedom Industries chemical spill. On April 20, 2017, the LCC filed a complaint in Lincoln County state court against WVAWC and certain other defendants not affiliated with the Company, alleging that the Freedom Industries chemical spill caused a public nuisance in Lincoln County. The complaint seeks an injunction against WVAWC that would require the creation of various databases and public repositories of documents related to this chemical spill, as well as further study and risk assessments regarding the alleged exposure by Lincoln County residents to the released chemicals. WVAWC believes that the lawsuit is without merit and intends to vigorously contest the claims and allegations raised in the complaint.

California Public Utilities Commission Residential Rate Design Proceeding

In December 2016, the California Public Utilities Commission (the “CPUC”) issued a final decision in a proceeding involving California-American Water Company, the Company’s wholly owned subsidiary (“Cal Am”), adopting a new residential rate design for Cal Am’s Monterey District. The decision allowed for recovery by Cal Am of $32 in under-collections in the water revenue adjustment mechanism/modified cost balancing account (“WRAM/MCBA”) over a five-year period, plus interest, and modified existing conservation and rationing plans. In its decision, the CPUC noted concern regarding Cal Am’s residential tariff administration, specifically regarding the lack of verification of customer-provided information about the number of residents per household. This information was used for generating billing determinants under the tiered rate system. As a result, the CPUC kept this proceeding open to address several issues, including whether Cal Am’s residential tariff administration violated a statute, rule or CPUC decision, and if so, whether a penalty should be imposed.

On February 24, 2017, Cal Am, the Monterey Peninsula Water Management District, the CPUC’s Office of Ratepayer Advocates, and the Coalition of Peninsula Businesses filed for CPUC approval of a joint settlement agreement (the “Joint Settlement Agreement”), which among other things, proposed to resolve the CPUC’s residential tariff administration concerns by providing for a waiver by Cal Am of $0.5 of cost recovery for residential customers through the WRAM/MCBA in lieu of a penalty. Approval of the Joint Settlement Agreement, which is required for it to take effect, remains pending before the CPUC.

On March 28, 2017, the administrative law judge assigned to the proceeding issued a ruling stating there was sufficient evidence to conclude, on a preliminary basis, that Cal Am’s administration of the residential tariff violated certain provisions of the California Public Utilities Code and a CPUC decision. The ruling ordered Cal Am to show cause why it should not be penalized for these administrative violations and directed the settling parties to address whether the cost recovery waiver in the Joint Settlement Agreement was reasonable compared to a potential penalty range described by the administrative law judge. During hearings held on April 13-14, 2017, the administrative law judge clarified that this potential penalty range is $3 to $179 (calculated as a continuing violation dating back to 2000 and applying penalties of up to $20 thousand per day until January 1, 2012 and penalties of up to $50 thousand per day thereafter, reflecting a 2012 change to the relevant statute). The administrative law judge also noted that a per diem penalty may not be appropriate, as Cal Am’s monthly billing practices did not allow Cal Am to update customer-provided information for billing purposes on a daily basis. The administrative law judge has set further hearings in this proceeding for August 17, 2017, and has permitted certain of the parties, including Cal Am, to submit additional written testimony on the issue of whether Cal Am should be penalized, and if so, the reasonable amount of any such penalty.

As of March 31, 2017, the portions of this loss contingency that are probable and/or reasonable possible have been determined to be immaterial to the Company and have been included in the aggregate maximum amounts described above in this Note 8.

Missouri Infrastructure System Replacement Surcharge Litigation

In March 2016, the Western District of the Missouri Court of Appeals ruled that the Missouri Public Service Commission (“MoPSC”) did not have statutory authority to issue an order in June 2015 approving an infrastructure system replacement surcharge (“ISRS”) for Missouri-American Water Company (“MAWC”), a wholly owned subsidiary of the Company. The court held that the MoPSC’s June 2015 order authorizing the ISRS increase was invalid because St. Louis County did not have a population of at least one million residents, as required by the statute. MAWC believes that the MoPSC’s June 2015 order authorizing the collection of ISRS revenues is lawful. In June 2016, the Missouri Supreme Court granted MAWC’s application to transfer the case from the Court of Appeals to the Missouri Supreme Court, and as a result of that order, the March 2016 ruling of the Court of Appeals was vacated.

On March 14, 2017, in a unanimous decision, the Missouri Supreme Court dismissed the case as moot, finding that there were no longer any ISRS funds in dispute because MAWC had completed a rate case during the appellate process and the disputed charges were now incorporated in base rates. On March 29, 2017, the Missouri Office of Public Counsel filed a Motion for Rehearing with the Missouri Supreme Court, which remains pending.

As a result of the Missouri Supreme Court’s decision, the Company has determined that, as of March 31, 2017, a loss associated with this matter is remote.

Note 9: Earnings per Common Share

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended March 31,
	2017	2016
Numerator
Net income attributable to common stockholders	$93	$82

Denominator
Weighted-average common shares outstanding—Basic	178	178
Effect of dilutive common stock equivalents	1	1
Weighted-average common shares outstanding—Diluted	179	179

The effect of dilutive common stock equivalents is related to restricted stock units and stock options granted under the 2007 Plan, and shares purchased under the Company’s Nonqualified Employee Stock Purchase Plan.

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

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments were as follows:

	Carrying	At Fair Value as of March 31, 2017
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$11	$—	$—	$14	$14
Long-term debt (excluding capital lease obligations)	6,316	3,972	1,363	1,822	7,157

	Carrying	At Fair Value as of December 31, 2016
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$12	$—	$—	$15	$15
Long-term debt (excluding capital lease obligations)	6,320	3,876	1,363	1,805	7,044

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level in the fair value hierarchy:

	At Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$28	$—	$—	$28
Rabbi trust investments	13	—	—	13
Deposits	4	—	—	4
Mark-to-market derivative assets	—	33	—	33
Other investments	4	—	—	4
Total assets	49	33	—	82

Liabilities:
Deferred compensation obligations	15	—	—	15
Mark-to-market derivative liabilities	—	—	—	—
Total liabilities	15	—	—	15
Total net assets (liabilities)	$34	$33	$—	$67

	At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$24	$—	$—	$24
Rabbi trust investments	12	—	—	12
Deposits	3	—	—	3
Mark-to-market derivative assets	—	28	—	28
Other investments	1	—	—	1
Total assets	40	28	—	68

Liabilities:
Deferred compensation obligations	13	—	—	13
Mark-to-market derivative liabilities	—	—	—	—
Total liabilities	13	—	—	13
Total net assets (liabilities)	$27	$28	$—	$55

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Long-term restricted funds of $4 were included in other long-term assets as of March 31, 2017 and December 31, 2016.

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

	As of or for the Three Months Ended March 31, 2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$659	$103	$(6)	$756
Depreciation and amortization	117	4	3	124
Total operating expenses, net	441	94	(6)	529
Interest, net	66	—	19	85
Income from continuing operations before income taxes	154	10	(19)	145
Provision for income taxes	60	3	(11)	52
Net income attributable to common stockholders	94	7	(8)	93
Total assets	16,632	555	1,423	18,610

	As of or for the Three Months Ended March 31, 2016
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$634	$114	$(5)	$743
Depreciation and amortization	108	3	5	116
Total operating expenses, net	430	104	(5)	529
Interest, net	64	—	16	80
Income from continuing operations before income taxes	143	10	(17)	136
Provision for income taxes	56	4	(6)	54
Net income attributable to common stockholders	87	6	(11)	82
Total assets	15,472	512	1,433	17,417

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as result of a number of factors, including those we discuss under “Forward Looking Statements,” and elsewhere in this Form 10-Q.

General

Through its subsidiaries, American Water Works Company, Inc. (“American Water” or the “Company”) is the largest and most geographically diverse investor-owned publicly-traded water and wastewater utility company in the United States, as measured by both operating revenue and population served. Our primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial and other customers, including sale for resale and public authority customers. Our utilities are generally subject to economic regulation by certain state utility commissions or other entities engaged in utility regulation. We report the results of our utilities in our Regulated Businesses segment. We also operate several businesses that provide a broad range of related and complementary water and wastewater services that are not subject to economic regulation by state utility commissions or other entities engaged in utility regulation. We present the results of these businesses as our “Market-Based Businesses”. For further description of our businesses, see Part I, Item 1—Business in our Form 10-K.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Form 10-Q and in our Form 10-K.

Financial Results

Income attributable to common stockholders was $93 million, or $0.52 per diluted share for the first quarter of 2017, an increase of 13% over the same period in 2016. This increase was primarily due to continued growth in our Regulated Businesses segment, largely attributable to additional authorized revenue driven by investment growth, acquisitions and organic growth, and a tax benefit associated with the new accounting standard requirements for stock-based compensation.

See “Comparison of Consolidated Results of Operations” and “Segment Results of Operations” below for further discussion on the consolidated results of operations, as well as our business segments.

Focusing on Central Themes

For 2017, our focus continues to be anchored on our five central themes: 1) Safety, 2) Customers, 3) People, 4) Growth and 5) Technology and Operational Efficiency. We continue our focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our stockholders. Additionally, we continue to execute on our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made in the first three months of 2017 with respect to growth and improvement in our operational efficiency ratio is described below.

Growth—Infrastructure improvements, acquisitions and strategic capital investments

During the first three months of 2017, we made capital investments of approximately $242 million, the majority of which was in our Regulated Businesses, primarily to improve infrastructure. For the full year of 2017, our total capital investment, including acquisitions, is expected to be approximately $1.5 billion, most of which is allocated to improving infrastructure in our Regulated Businesses.

Regulated acquisition growth included:

•

Closed acquisitions of $38 million, adding approximately 13,000 customers through May 3, 2017. This includes the acquisition on April 3, 2017, of all of the outstanding capital stock of Shorelands Water Company, Inc. (“Shorelands”), for total consideration of $33 million in the form of 438,211 shares of our common stock. Shorelands provides water service to approximately 11,000 customers in Monmouth County, New Jersey. The assets acquired are owned by New Jersey-American Water Company, Inc.

•

Pending acquisitions representing the addition of approximately 33,000 customers, including the September 9, 2016, asset purchase agreement signed by Pennsylvania-American Water Company to acquire substantially all of the wastewater collection and treatment system assets of the Municipal Authority of the City of McKeesport, Pennsylvania for approximately $156 million, subject to certain adjustments provided in the agreement. In connection with the execution of this agreement, a $7 million non-escrowed deposit has been made to the seller. The closing of this acquisition is subject to the satisfaction of various conditions and covenants, including obtaining the approval of the Pennsylvania Public Utility Commission. The system currently represents approximately 22,000 wastewater customers. We are expecting to close this acquisition in the fourth quarter of 2017.

Technology & Operational Efficiency—Continuing Improvement in Adjusted Operation and Maintenance (“O&M”) Efficiency Ratio for our Regulated Businesses

We continued to improve on our adjusted O&M efficiency ratio (a non-GAAP measure). Our adjusted O&M efficiency ratio for the twelve months ended March 31, 2017 was 34.6%, compared to 35.6% for the twelve months ended March 31, 2016. The improvement in the 2017 O&M efficiency ratio over this period was attributable to an increase in revenue.

Our adjusted O&M efficiency ratio is defined as our regulated O&M expenses divided by regulated operating revenues, where both O&M expenses and operating revenues were adjusted to eliminate purchased water expense. Additionally, from the O&M expenses, we excluded the allocable portion of non-O&M support services cost, mainly depreciation and general taxes that are reflected in the Regulated Businesses segment as O&M expenses but for consolidated financial reporting purposes are categorized within other line items in the accompanying Consolidated Statements of Operations. In addition to the standard adjustments to the O&M efficiency ratio for the twelve months ended March 31, 2017, we have also excluded from O&M expenses, the impact from the binding global agreement in principle related to the Freedom Industries chemical spill in West Virginia. We excluded all the above items from the calculation as we believe such items are not reflective of management’s ability to increase efficiency of the Company’s regulated operations.

We evaluate our operating performance using this measure because we believe it is a direct measure of the improvement to the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. The O&M efficiency ratio is not a GAAP financial measure and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report.

The following table provides the calculation and reconciliation that compares O&M expenses and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our adjusted O&M efficiency ratio for the twelve months ended March 31, 2017, as compared to the same period in 2016:

	For the Twelve Months Ended March 31,
(In millions)	2017	2016
Total operation and maintenance expenses	$1,493	$1,428
Less:
Operation and maintenance expenses—Market-Based Businesses	361	383
Operation and maintenance expenses—Other	(44)	(46)
Total operation and maintenance expenses—Regulated Businesses	1,176	1,091
Less:
Regulated purchased water expenses	122	116
Allocation of non-operation and maintenance expenses	28	33
Impact of binding global agreement in principle	65	—
Adjusted operation and maintenance expenses—Regulated Businesses (a)	$961	$942

Total operating revenues	$3,315	$3,204
Less:
Operating revenues—Market-Based Businesses	440	461
Operating revenues—Other	(21)	(19)
Total regulated operating revenues—Regulated Businesses	2,896	2,762
Less:
Regulated purchased water revenues*	122	116
Adjusted operating revenues—Regulated Businesses (b)	$2,774	$2,646

Adjusted operation and maintenance efficiency ratio—Regulated Businesses (a)/(b)	34.6%	35.6%
*	Calculation assumes purchased water revenues approximate purchased water expenses.

Regulatory Matters

The table below provides rate authorizations which became effective during the three months ended March 31, 2017. The table depicts annualized incremental revenues, assuming a constant water sales volume, resulting from general rate cases and, infrastructure surcharge mechanisms that became effective during the period:

For the Three Months Ended
(In millions)	March 31, 2017
General rate cases by state:
Illinois (January 1)	$25
California (January 13)	5
Iowa (March 27)	4
Total general rate cases	$34

Infrastructure surcharges by state:
West Virginia (January 1)	$2
Pennsylvania (January 1)	1
Tennessee (March 14)	2
Indiana (March 22)	8
Total infrastructure surcharges	$13

Pending and Filed Rate Cases

On April 3, 2017, our California subsidiary filed a cost of capital application requesting a return on equity of 10.8%. The results of this proceeding will not become effective until January 2018.

On April 13, 2017, our New Jersey subsidiary filed for an infrastructure surcharge requesting additional revenues of $10 million.

On April 28, 2017, our Pennsylvania subsidiary filed a general rate case requesting $108 million in additional annualized water and wastewater revenues.

In addition to the filings discussed above, we are awaiting final general rate case orders in three states requesting additional annualized revenue of $52 million. One of these states authorized interim rates under bond, subject to refund, which were put into effect in 2016. We are also awaiting approval in one state for a step rate and attrition rate increase of $8 million in both 2019 and 2020. There is no assurance that all or any portion of these requests will be granted.

Other Regulatory Matters

On April 5, 2017, Senate Bill 1492 impacting our Virginia subsidiary was approved and will become law later in 2017. The new law directs the Virginia State Corporation Commission to require water and wastewater utilities in any proceeding after July 1, 2017, to consolidate tariffs for each service statewide.

Other Tax Matters

On April 11, 2017, the State of New York enacted legislation that would increase the state income tax rate on our taxable income attributable to New York. Manufacturers in New York are taxed at a lower income tax rate, and this legislation eliminated the production of water as a qualified manufacturing activity. The effective date of the legislation is January 1, 2018 and this future increase in the New York tax rate will cause us to book a one-time adjustment during the second quarter of 2017, increasing our state accumulated deferred income tax liability.  An offsetting adjustment will be recorded to regulatory assets for the amount recoverable in future customer rates, with the remaining balance, preliminarily estimated to be between $5 million and $7 million, recorded to income tax expense.

Consolidated Results of Operations

	For the Three Months Ended March 31,
	2017	2016	Increase (Decrease)
(In millions)				%
Operating revenues	$756	$743	$13	1.7
Operating expenses:
Operation and maintenance	337	348	(11)	(3.2)
Depreciation and amortization	124	116	8	6.9
General taxes	68	66	2	3.0
Gain on asset dispositions and purchases	—	(1)	1	(100.0)
Total operating expenses, net	529	529	—	—
Operating income	227	214	13	6.1
Other income (expenses):
Interest, net	(85)	(80)	(5)	6.3
Other, net	3	2	1	50.0
Total other income (expenses)	(82)	(78)	(4)	5.1
Income from continuing operations before income taxes	145	136	9	6.6
Provision for income taxes	52	54	(2)	(3.7)
Net income attributable to common stockholders	$93	$82	$11	13.4

Comparison of Consolidated Results of Operations

Operating revenues. For the three months ended March 31, 2017, operating revenues increased primarily due to a:

•

$25 million increase in our Regulated Businesses segment principally due to authorized rate increases to fund infrastructure investment growth, acquisitions and organic growth, partially offset by lower demand and consumption when compared to the same period in 2016; and

•

$11 million decrease in our Market-Based Businesses primarily due to lower revenue from capital upgrades in our Military Services Group as a result of the completion of a large project in mid-2016 at Fort Polk and reduced military base budgets. Partially offsetting this decrease were incremental revenues from our Homeowner Services Group from customer additions and price increases.

Operation and maintenance. For the three months ended March 31, 2017, operation and maintenance expense decreased principally due to a:

•

$11 million decrease in our Market-Based Businesses attributable to lower capital upgrades in our Military Services Group corresponding with the decrease in operating revenues discussed above, partially offset by higher expenses in our Homeowner Services Group due to higher claims expense.

Depreciation and amortization. For the three months ended March 31, 2017, depreciation and amortization expense increased largely due to additional utility plant placed in service.

Other income (expenses). For the three months ended March 31, 2017, other expenses increased primarily due to an increase in long-term interest expense from the issuance of incremental long-term debt in the fourth quarter of 2016, as well as an increase in short-term interest expense resulting from higher levels of short-term borrowings, coupled with an increase in the average short-term borrowing rates.

Provision for income taxes. For the three months ended March 31, 2017, our provision for income taxes decreased principally due to the tax benefit recorded as a result of the new accounting standard for stock-based compensation.

Segment Results of Operations

Our segments are determined based on how we assess performance and allocate our resources. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income from continuing operations.

We conduct our business primarily through one reportable segment, our Regulated Businesses segment. We also operate businesses that provide a broad range of related and complementary water and wastewater services, which includes four operating segments that individually do not meet the criteria of a reportable segment. These four non-reportable segments have been combined and are presented as our “Market-Based Businesses”, which is consistent with how management assesses the results of our businesses.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses segment:

	For the Three Months Ended March 31,
	2017	2016	Increase (Decrease)
(In millions)				%
Operating revenues	$659	$634	$25	3.9
Operation and maintenance	262	262	—	—
Total operating expenses, net	441	430	11	2.6
Net income attributable to common stockholders	94	87	7	8.0

Operating revenues. The following tables and discussions provide explanation of the variances related to the three components of operating revenues—water services revenues, wastewater services revenues and other revenues:

	For the Three Months Ended March 31,
	2017	2016	Increase (Decrease)
(In millions)				%
Billed water services:
Residential	$364	$348	$16	4.6
Commercial	129	125	4	3.2
Industrial	32	30	2	6.7
Public and other	81	76	5	6.6
Other water revenues	15	11	4	36.4
Billed water services	621	590	31	5.3
Unbilled water services	(7)	5	(12)	(240.0)
Total water services revenues	614	595	19	3.2
Wastewater services revenues	34	27	7	25.9
Other revenues	11	12	(1)	(8.3)
Total operating revenues	$659	$634	$25	3.9

	For the Three Months Ended March 31,
	2017	2016	Increase (Decrease)
(In millions)				%
Billed water services volumes:
Residential	35,985	36,409	(424)	(1.2)
Commercial	17,063	17,416	(353)	(2.0)
Industrial	8,878	8,640	238	2.8
Public and other	11,493	10,968	525	4.8
Billed water services volumes	73,419	73,433	(14)	(0.0)

For the three months ended March 31, 2017, operating revenues increased primarily due to a:

•	$25 million increase from authorized rate increases, including infrastructure surcharges, to fund infrastructure investment growth in various states;
•	$8 million increase resulting from water and wastewater acquisitions as well as organic growth in existing systems; and
•	$7 million decrease in demand and consumption when compared to the same period in 2016.

Operation and maintenance. The following table summarizes information regarding the components of operation and maintenance expense:

	For the Three Months Ended March 31,
	2017	2016	Increase (Decrease)
(In millions)				%
Production costs	$63	$63	$—	—
Employee-related costs	111	109	2	1.8
Operating supplies and services	48	50	(2)	(4.0)
Maintenance materials and supplies	18	15	3	20.0
Customer billing and accounting	10	14	(4)	(28.6)
Other	12	11	1	9.1
Total	$262	$262	$—	—

For the three months ended March 31, 2017, operation and maintenance expense was flat when compared to the same period in 2016. Variances related to individual components of operation and maintenance expense include a:

•	$4 million decrease in customer billing and accounting due to a reduction in uncollectible expense primarily attributable to focused collection efforts; and
•

$3 million increase in maintenance materials and supplies primarily due to increased tank painting costs, as well as the timing of specific maintenance activity in 2017 as compared to the same period in 2016;

Operating expenses, net. For the three months ended March 31, 2017, operating expenses, net increased primarily due to higher depreciation and amortization expense and general taxes expense of $9 million and $3 million, respectively. The increase in depreciation and amortization expense was driven by additional utility plant placed in service. The increase in general taxes is primarily due to higher gross receipts tax in New Jersey and higher property taxes in 2017 driven by investment growth.

Market-Based Businesses

The following table summarizes certain financial information for our Market-Based Businesses:

	For the Three Months Ended March 31,
	2017	2016	Increase (Decrease)
(In millions)				%
Operating revenues	$103	$114	$(11)	(9.6)
Operation and maintenance	88	99	(11)	(11.1)
Total operating expenses, net	94	104	(10)	(9.6)
Net income attributable to common stockholders	7	6	1	16.7

Operating revenues. For the three months ended March 31, 2017, operating revenues decreased primarily due to a:

•

$18 million decrease in our Military Services Group resulting from lower capital upgrades in 2017 compared to 2016 primarily attributable to reduced military base infrastructure budgets and the completion of a large project at Fort Polk in mid-2016; partially offset by a

•	$5 million increase in our Homeowner Services Group primarily due to customer additions and price increases for certain existing customers.

Operation and maintenance. The following table summarizes information regarding the components of operation and maintenance expense:

	For the Three Months Ended March 31,
	2017	2016	Increase (Decrease)
(In millions)				%
Production costs	$10	$9	$1	11.1
Employee-related costs	24	24	-	-
Operating supplies and services	30	47	(17)	(36.2)
Maintenance materials and supplies	21	16	5	31.3
Other	3	3	—	—
Total	$88	$99	$(11)	(11.1)

For the three months ended March 31, 2017, operation and maintenance expense decreased primarily due to a:

•

$16 million decrease in operating supplies and services resulting from lower capital upgrades in our Military Services Group, as discussed above, and focused cost management in Keystone; partially offset by a

•	$5 million increase in maintenance services and supplies due principally to contract growth and incremental claims activity in our Homeowner Services Group.

Liquidity and Capital Resources

For a general overview of our sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources contained in our Form 10-K.

We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowing under the American Water Capital Corp. (“AWCC”) revolving credit facility. The revolving credit facility provides $1.75 billion in aggregate total commitments from a diversified group of financial institutions with an expiration date of June 2020 (subject to extension by us for up to two one-year periods). We regularly evaluate the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in our revolving credit facility.

In order to meet our short-term liquidity needs, we, through AWCC, our wholly owned financing subsidiary, issue commercial paper, which is supported by our revolving credit facility. As of March 31, 2017, AWCC had no outstanding borrowings and $86 million of outstanding letters of credit under the revolving credit facility, with $1.66 billion available to fulfill our short-term liquidity needs and to issue letters of credit. As of March 31, 2017, the revolving credit facility supported $980 million in outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the credit facility or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

On February 8, 2017, we entered into a forward swap agreement with a notional amount of $100 million to reduce interest rate exposure for a portion of the expected refinancing of our 5.62% fixed-rate long-term debt maturing in December 2018. This forward starting swap agreement terminates in November 2018 and has a fixed rate of 2.67%. During the three months ended March 31, 2017, the fair value of our five forward starting swaps increased by $5 million due to higher forward interest rates. Changes in the fair value of the forward starting swaps will be recognized in accumulated other comprehensive loss until the agreements terminate. See Note 5—Long-Term Debt for further information.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. The following table provides a summary of the major items affecting cash flows provided by our operating activities:

	For the Three Months Ended March 31,
	2017	2016
(In millions)
Net income	$93	$82
Add (less):
Non-cash activities (a)	189	177
Changes in working capital (b)	6	15
Pension and postretirement healthcare contributions	(11)	(14)
Net cash flows provided by operations	$277	$260

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

For the three months ended March 31, 2017, the increase in cash flows from operating activities, as compared to the same period in 2016, is primarily due to an increase in net income after non-cash adjustments. The main factors contributing to net income increase are described in this section under “Comparison of Consolidated Results of Operations” and included higher operating revenue and lower operation and maintenance expense. The increase in non-cash activities was mainly the result of an increase in depreciation and amortization attributable to infrastructure investment projects placed into service. The change in working capital was primarily the result of the following: (1) timing of accounts payable and accrued liabilities; and (2) change in other current assets and liabilities.

Cash Flows Used in Investing Activities

The following table provides information regarding cash flows used in our investing activities:

	For the Three Months Ended March 31,
	2017	2016
(In millions)
Net capital expenditures	$(270)	$(284)
Acquisitions	(2)	(22)
Other investing activities, net (a)	(16)	(17)
Net cash flows used in investing activities	$(288)	$(323)

(a)	Includes removal costs from property, plant and equipment retirements, net, proceeds from sale of assets and net funds restricted.

For the three months ended March 31, 2017, cash used in investing activities decreased primarily due to the timing of payments for the capital expenditures and acquisitions. We continue to expect investments of approximately $1.5 billion in 2017 for capital expenditures and acquisitions. We have also begun the construction of our new corporate headquarters building in Camden, New Jersey. The cost of construction is currently estimated to be up to $165 million, exclusive of any tax incentives, with $77 million expected to be incurred in 2017.

Cash Flows Provided by Financing Activities

The following table provides information regarding cash flows provided by our financing activities:

	For the Three Months Ended March 31,
	2017	2016
(In millions)
Repayments of long-term debt	$(4)	$(11)
Net proceeds from short-term borrowings	131	211
Dividends paid	(67)	(61)
Anti-dilutive stock repurchases	(54)	(62)
Other financing activities, net (a)	8	7
Net cash flows provided by financing activities	$14	$84

(a)

Includes proceeds from issuance of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds and debt issuance costs.

For the three months ended March 31, 2017, the decrease in cash flows provided by financing activities, as compared to the same period in 2016, is primarily due to incremental short-term borrowings in 2016 to fund a portion of the capital expenditures and acquisitions.

Credit Facilities and Short-Term Debt

The following table summarizes information regarding our aggregate credit facility commitments, letter of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities as of March 31, 2017:

	Credit Facility Commitments (a)	Available Credit Facility Capacity (a)	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
(In millions)
March 31, 2017	$1,766	$1,673	$150	$64	$1,600	$620

(a)

Includes amounts related to the revolving credit facility of Keystone Clearwater Solutions, LLC (“Keystone”), our water management solutions subsidiary. As of March 31, 2017, the total commitment under the Keystone revolving credit facility was $16 million, of which $9 million was available for borrowing, subject to compliance with a collateral base calculation.

The weighted-average interest rate on AWCC short-term borrowings for the three months ended March 31, 2017 and 2016 was approximately 1.02% and 0.74%, respectively.

Capital Structure

The following table indicates the percentage of our capitalization represented by the components of our capital structure as of the dates set forth below:

	March 31, 2017	December 31, 2016
Total common stockholders' equity	42.0%	42.1%
Long-term debt and redeemable preferred stock at redemption value	45.7%	46.4%
Short-term debt and current portion of long-term debt	12.3%	11.5%
	100%	100%

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

Covenants in certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On March 31, 2017, our ratio was 0.58 to 1.00 and therefore we were in compliance with the covenants.

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

Our long-term and short-term credit ratings as of March 31, 2017 are as follows:

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

Dividends

On March 1, 2017, we paid a cash dividend of $0.375 per share to our stockholders of record as of February 7, 2017.

On April 21, 2017, our Board of Directors declared a quarterly cash dividend payment of $0.415 per share payable on June 1, 2017 to stockholders of record as of May 5, 2017. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends in our Form 10-K for more information regarding restrictions on the payment of dividends on our common stock.

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

Recent Accounting Standards

See Note 2—New Accounting Standards to the Notes to Consolidated Financial Statements included in Part I, Item 1—Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of new accounting standards recently adopted or pending adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. For a discussion of our exposure to market risk, refer to Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk contained in our Form 10-K. Except as described below, there have been no significant changes to our exposure to market risk since December 31, 2016.

On February 8, 2017, we entered into a forward starting swap agreement with a notional amount of $100 million to reduce interest rate exposure on debt expected to be issued in 2018. This forward starting swap agreement terminates in November 2018 and has an average fixed rate of 2.67%. A hypothetical one hundred basis point change in the forward starting swap rates would have resulted in a $19 million increase or decrease in fair value for the three months ended March 31, 2017.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

We concluded that there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.

Alternative Water Supply in Lieu of Carmel River Diversions

Regional Desalination Project Litigation

On January 5, 2017, the parties to the consolidated action in San Francisco County Superior Court associated with the failure of the RDP participated in a CPUC-sponsored mediation that was unsuccessful in resolving the claims among them. On February 10, 2017, the Superior Court heard oral argument on the parties’ demurrers to certain of the claims raised in this litigation. On February 14, 2017, the court issued an order sustaining in part and overruling in part the demurrers. On March 1, 2017, the parties to this litigation, other than RMC, filed amended pleadings and a schedule for filing additional motions has been set.

California Public Utilities Commission Residential Rate Design Proceeding

In December 2016, the California Public Utilities Commission (the “CPUC”) issued a final decision in a proceeding involving California-American Water Company, the Company’s wholly owned subsidiary (“Cal Am”), adopting a new residential rate design for Cal Am’s Monterey District. The decision allowed for recovery by Cal Am of $32 million in under-collections in the water revenue adjustment mechanism/modified cost balancing account (the “WRAM/MCBA”) over a five-year period, plus interest, and modified existing conservation and rationing plans. In its decision, the CPUC noted concern regarding Cal Am’s residential tariff administration, specifically regarding the lack of verification of customer-provided information about the number of residents per household. This information was used for generating billing determinants under the tiered rate system.  As a result, the CPUC kept this proceeding open to address several issues, including whether Cal Am’s residential tariff administration violated a statute, rule or CPUC decision, and if so, whether a penalty should be imposed.

On February 24, 2017, Cal Am, the Monterey Peninsula Water Management District, the CPUC’s Office of Ratepayer Advocates, and the Coalition of Peninsula Businesses filed for CPUC approval of a joint settlement agreement (the “Joint Settlement Agreement”), which among other things, proposed to resolve the CPUC’s residential tariff administration concerns by providing for a waiver by Cal Am of $0.5 million of cost recovery for residential customers through the WRAM/MCBA in lieu of a penalty. Approval of the Joint Settlement Agreement, which is required for it to take effect, remains pending before the CPUC.

On March 28, 2017, the administrative law judge assigned to the proceeding issued a ruling stating there was sufficient evidence to conclude, on a preliminary basis, that Cal Am’s administration of the residential tariff violated certain provisions of the California Public Utilities Code and a CPUC decision. The ruling ordered Cal Am to show cause why it should not be penalized for these administrative violations and directed the settling parties to address whether the cost recovery waiver in the Joint Settlement Agreement was reasonable compared to a potential penalty range described by the administrative law judge. During hearings held on April 13-14, 2017, the administrative law judge clarified that this potential penalty range is $3.1 million to $178.9 million (calculated as a continuing violation dating back to 2000 and applying penalties of up to $20,000 per day until January 1, 2012 and penalties of up to $50,000 per day thereafter, reflecting a 2012 change to the relevant statute). The administrative law judge also noted that a per diem penalty may not be appropriate, as Cal Am’s monthly billing practices did not allow Cal Am to update customer-provided information for billing purposes on a daily basis. The administrative law judge has set further hearings in this proceeding for August 17, 2017, and has permitted certain of the parties, including Cal Am, to submit additional written testimony on the issue of whether Cal Am should be penalized, and if so, the reasonable amount of any such penalty.

Cal Am believes that the terms of the Joint Settlement Agreement are fair and reasonable, that its residential tariff administration is compliant with California Public Utilities Code and it is able to assert credible defenses against the CPUC’s allegations of wrongdoing and the associated penalties. Cal Am intends to vigorously defend itself in this proceeding against these allegations and the imposition of penalties; however, the ultimate outcome of this matter cannot be determined at this time.

West Virginia Elk River Freedom Industries Chemical Spill

Background

On July 7, 2016, the court in the Federal action scheduled trial to begin on October 25, 2016, but the court has granted several continuances of the trial, which is currently postponed until June 6, 2017 and remains subject to further delay in light of the proposed settlement agreement discussed below. The Mass Litigation Panel has also stayed its proceedings until July 26, 2017.

WVAWC Binding Global Agreement in Principle to Settle Claims

On April 27, 2017, the parties filed with the court in the Federal action a proposed settlement agreement providing details of the terms of the Settlement consistent with those described above. The parties also requested that the court in the Federal action grant preliminary approval of the Settlement. If and when preliminary approval of the Settlement is obtained, notice of the terms of the Settlement would then be provided to members of the settlement class. Following the notice period, the court in the Federal action would hold a fairness hearing to consider final approval of the Settlement.

Other Related Proceedings

On April 4, 2017, the CSB indicated that the implementation by the Company of source water protection activities resolved the first two parts of the CSB’s recommendation. The CSB also noted that compliance by the Company with the third part of its recommendation is ongoing and that closure of this part is contingent upon completion of updated contingency planning for the Company’s water utilities outside of West Virginia.

On March 16, 2017, the Lincoln County (West Virginia) Commission (the “LCC”) passed a county ordinance entitled the “Lincoln County, WV Comprehensive Public Nuisance Investigation and Abatement Ordinance.” The ordinance establishes a mechanism that Lincoln County believes will allow it to pursue criminal or civil proceedings for the “public nuisance” it alleges was caused by the Freedom Industries chemical spill. On April 20, 2017, the LCC filed a complaint in Lincoln County state court against WVAWC and certain other defendants not affiliated with the Company, alleging that the Freedom Industries chemical spill caused a public nuisance in Lincoln County. The complaint seeks an injunction against WVAWC that would require the creation of various databases and public repositories of documents related to this chemical spill, as well as further study and risk assessments regarding the alleged exposure by Lincoln County residents to the released chemicals. WVAWC believes that the lawsuit is without merit and intends to vigorously contest the claims and allegations raised in the complaint.

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

In February 2015, the Board of Directors authorized an anti-dilutive stock repurchase program to mitigate the dilutive effect of shares issued through the Company’s dividend reinvestment, employee stock purchase and executive compensation activities. The program allows the Company to purchase up to 10 million shares of its outstanding common stock over an unrestricted period of time in the open market or through privately negotiated transactions. The program is conducted in accordance with Rule 10b-18 of the Exchange Act, and, to facilitate these repurchases, the Company enters into Rule 10b5-1 stock repurchase plans with a third-party broker, which allow the Company to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Subject to applicable regulations, the Company may elect to amend or cancel the program or the stock repurchase parameters at its discretion to manage dilution.

The following table provides a summary of information about the shares of common stock purchased by the Company during the three months ended March 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares Available to be Purchased Under the Plan or Program
January 1 - January 31, 2017	—	—	—	6,750,000
February 1 - February 28, 2017	—	—	—	6,750,000
March 1 - March 31, 2017	700,000	$77.44	700,000	6,050,000
Total	700,000	$77.44	700,000
(a)	Average price paid per share includes brokerage fees and commissions incurred by the Company in connection with these repurchases.
(b)

From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2017, the Company repurchased an aggregate of 3,950,000 shares of common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

*10.1.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant.

*10.1.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (for certain executives).

*10.2.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1.

*10.2.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-2.

*10.2.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1.

*10.2.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-2.

*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

**32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

**32.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the Securities and Exchange Commission on May 3, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May, 2017.

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

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

*10.1.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant.

*10.1.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (for certain executives).

*10.2.1	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1.

*10.2.2	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-2.

*10.2.3	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1.

*10.2.4	American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-2.

*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.

**32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

**32.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the Securities and Exchange Commission on May 3, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.