Form 10-Q
period 2017-06-30
American Water Works Company, Inc.
filed 2017-08-02
CIK 1410636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2017
Common Stock, $0.01 par value per share	178,282,329 shares (excludes 4,064,010 treasury shares as of July 27, 2017)

TABLE OF CONTENTS

AMERICAN WATER WORKS COMPANY, INC.

Quarterly REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2017

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

•

the outcome of litigation and similar government actions, including matters related to the Freedom Industries chemical spill in West Virginia and the binding global agreement in principle to settle claims related to this chemical spill;

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
•

changes in federal or state general, income and other tax laws, including tax reform, the availability of tax credits and tax abatement programs, and our ability to utilize our U.S. and state net operating loss carryforwards;

•	migration of customers into or out of our service territories;
•	the use by municipalities of the power of eminent domain or other authority to condemn our systems;
•

difficulty in obtaining, or the inability to obtain, insurance at acceptable rates and on acceptable terms and conditions, or an inability to obtain reimbursement under existing insurance programs for any losses sustained;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Property, plant and equipment	$20,575	$19,954
Accumulated depreciation	(5,184)	(4,962)
Property, plant and equipment, net	15,391	14,992
Current assets:
Cash and cash equivalents	64	75
Restricted funds	28	20
Accounts receivable, net	288	269
Unbilled revenues	236	263
Materials and supplies	41	39
Other	151	118
Total current assets	808	784
Regulatory and other long-term assets:
Regulatory assets	1,324	1,289
Goodwill	1,373	1,345
Other	70	72
Total regulatory and other long-term assets	2,767	2,706
TOTAL ASSETS	$18,966	$18,482

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 182,342,528 and 181,798,555 shares issued, respectively)	$2	$2
Paid-in-capital	6,416	6,388
Accumulated deficit	(702)	(873)
Accumulated other comprehensive loss	(85)	(86)
Treasury stock, at cost (4,064,010 and 3,701,867 shares, respectively)	(247)	(213)
Total common stockholders' equity	5,384	5,218
Long-term debt	5,650	5,749
Redeemable preferred stock at redemption value	9	10
Total long-term debt	5,659	5,759
Total capitalization	11,043	10,977
Current liabilities:
Short-term debt	1,117	849
Current portion of long-term debt	686	574
Accounts payable	134	154
Accrued liabilities	490	609
Taxes accrued	47	31
Interest accrued	62	63
Other	125	112
Total current liabilities	2,661	2,392
Regulatory and other long-term liabilities:
Advances for construction	291	300
Deferred income taxes, net	2,723	2,596
Deferred investment tax credits	23	23
Regulatory liabilities	410	403
Accrued pension expense	422	419
Accrued postretirement benefit expense	85	87
Other	70	67
Total regulatory and other long-term liabilities	4,024	3,895
Contributions in aid of construction	1,238	1,218
Commitments and contingencies (see Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$18,966	$18,482

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Operations (Unaudited)

(In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues	$844	$827	$1,600	$1,570
Operating expenses:
Operation and maintenance	349	351	686	699
Depreciation and amortization	126	115	250	231
General taxes	63	64	131	130
Gain on asset dispositions and purchases	(2)	(2)	(2)	(3)
Total operating expenses, net	536	528	1,065	1,057
Operating income	308	299	535	513
Other income (expense):
Interest, net	(85)	(81)	(170)	(161)
Other, net	3	7	6	9
Total other income (expense)	(82)	(74)	(164)	(152)
Income from continuing operations before income taxes	226	225	371	361
Provision for income taxes	95	88	147	142
Net income attributable to common stockholders	$131	$137	$224	$219

Basic earnings per share:
Net income attributable to common stockholders	$0.74	$0.77	$1.26	$1.23
Diluted earnings per share: (a)
Net income attributable to common stockholders	$0.73	$0.77	$1.26	$1.23
Weighted-average common shares outstanding:
Basic	178	178	178	178
Diluted	179	178	179	178
Dividends declared per common share	$0.415	$0.375	$0.415	$0.375

(a)	Amounts may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$131	$137	$224	$219
Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Actuarial loss, net of tax of $1 for the three months and $2 for the six months ended June 30, 2017 and 2016, respectively	2	2	4	3
Foreign currency translation adjustment	—	(1)	(1)	—
Unrealized loss on cash flow hedges, net of tax of $(3) and $(6) for the three months and $(1) and $(7) for the six months ended June 30, 2017 and 2016, respectively	(5)	(10)	(2)	(11)
Net other comprehensive income (loss)	(3)	(9)	1	(8)
Comprehensive income attributable to common stockholders	$128	$128	$225	$211

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$224	$219
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	250	231
Deferred income taxes and amortization of investment tax credits	137	152
Provision for losses on accounts receivable	11	9
Gain on asset dispositions and purchases	(2)	(3)
Pension and non-pension postretirement benefits	29	31
Other non-cash, net	(50)	(32)
Changes in assets and liabilities:
Receivables and unbilled revenues	(3)	(13)
Pension and non-pension postretirement benefit contributions	(23)	(28)
Accounts payable and accrued liabilities	(46)	22
Other assets and liabilities, net	(3)	(52)
Net cash provided by operating activities	524	536
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(602)	(597)
Acquisitions	(9)	(24)
Proceeds from sale of assets and securities	4	2
Removal costs from property, plant and equipment retirements, net	(28)	(44)
Net funds restricted	(5)	(2)
Net cash used in investing activities	(640)	(665)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	20	2
Repayments of long-term debt	(6)	(13)
Net short-term borrowings with maturities less than three months	268	321
Proceeds from issuances of employee stock plans and DRIP	16	18
Advances and contributions for construction, net of refunds of $11 and $12, respectively	12	12
Debt issuance costs	-	(1)
Dividends paid	(141)	(127)
Anti-dilutive stock repurchase	(54)	(65)
Taxes paid related to employee stock plans	(10)	(11)
Net cash provided by financing activities	105	136
Net (decrease) increase in cash and cash equivalents	(11)	7
Cash and cash equivalents as of beginning of period	75	45
Cash and cash equivalents as of end of period	$64	$52
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of end of period	$145	$167
Acquisition financed by treasury stock	$33	$-

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In millions)

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Loss	Shares	At Cost	Equity
Balance as of December 31, 2016	181.8	$2	$6,388	$(873)	$(86)	(3.7)	$(213)	$5,218
Cumulative effect of change in accounting principle	—	—	—	21	—	—	—	21
Net income attributable to common stockholders	—	—	—	224	—	—	—	224
Direct stock reinvestment and purchase plan	0.1	—	5	—	—	—	—	5
Employee stock purchase plan	—	—	4	—	—	—	—	4
Stock-based compensation activity	0.4	—	13	—	—	(0.1)	(7)	6
Acquisitions via treasury stock	—	—	6	—	—	0.4	27	33
Repurchases of common stock	—	—	—	—	—	(0.7)	(54)	(54)
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends	—	—	—	(74)	—	—	—	(74)
Balance as of June 30, 2017	182.3	$2	$6,416	$(702)	$(85)	(4.1)	$(247)	$5,384

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Loss	Shares	At Cost	Equity
Balance as of December 31, 2015	180.9	$2	$6,351	$(1,073)	$(88)	(2.6)	$(143)	$5,049
Net income attributable to common stockholders	—	—	—	219	—	—	—	219
Direct stock reinvestment and purchase plan	—	—	3	—	—	—	—	3
Employee stock purchase plan	—	—	3	—	—	—	—	3
Stock-based compensation activity	0.7	—	25	—	—	(0.1)	(6)	19
Repurchases of common stock	—	—	—	—	—	(1.0)	(65)	(65)
Net other comprehensive loss	—	—	—	—	(8)	—	—	(8)
Dividends	—	—	—	(67)	—	—	—	(67)
Balance as of June 30, 2016	181.6	$2	$6,382	$(921)	$(96)	(3.7)	$(214)	$5,153

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

(Unless otherwise noted, in millions, except per share data)

Note 1: Basis of Presentation

The unaudited consolidated financial statements provided in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (collectively, “American Water” or the “Company”) in which a controlling interest is maintained after the elimination of intercompany accounts and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2017 and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.

The Consolidated Balance Sheet as of December 31, 2016 is derived from the Company's audited consolidated financial statements as of December 31, 2016. The unaudited consolidated financial statements and notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.

Note 2: New Accounting Standards

The Company adopted the following accounting standard on January 1, 2017:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements (or Other Significant Matters)
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

January 1, 2017

Modified retrospective for the recognition of excess tax benefits and deficiencies; full retrospective for the classification of excess tax benefits and taxes paid on the Consolidated Statements of Cash Flows

The adoption of this standard resulted in a cumulative effect to increase retained earnings by $21, with an offsetting decrease to deferred income taxes, net. Also, the adoption resulted in a net increase in cash flows from operating activities and a net decrease in cash flows from financing activities of $14 and $18 for the six months ended June 30, 2017 and 2016, respectively, on the Consolidated Statements of Cash Flows.

The following recently issued accounting standards are not yet required to be adopted by the Company as of June 30, 2017:

Standard	Description	Date of Adoption	Permitted Application	Estimated Effect on the Consolidated Financial Statements (or Other Significant Matters)
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

The Company substantially completed its evaluation of the requirements of the new standard based on current interpretations and does not expect there to be a change in the measurement or timing of revenue recognized. The Company continues to monitor for new authoritative and interpretative guidance, which upon release could impact the Company’s current evaluation. The Company plans to adopt the new standard on January 1, 2018 using the modified retrospective method.

Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows

Provides guidance on the presentation and classification in the statement of cash flows for the following cash receipts and payments: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle.

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

The update could result in more acquisitions being accounted for as asset acquisitions. The effect on the Company's consolidated financial statements will be dependent on the transactions executed by the Company subsequent to adoption.

Gains and Losses from the Derecognition of Nonfinancial Assets

Updated the guidance to clarify the accounting for gains and losses resulting from the derecognition of nonfinancial assets and partial sale of nonfinancial assets. The guidance also clarifies the definition of an in-substance nonfinancial asset.

		January 1, 2018; early adoption permitted	Full or modified retrospective	The Company is evaluating the impact on its consolidated financial statements and related disclosures.
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

		January 1, 2018; early adoption permitted	Retrospective for the presentation of service cost component; prospective for the capitalization of service cost component	The Company is evaluating the impact on its consolidated financial statements and related disclosures.

Standard	Description	Date of Adoption	Permitted Application	Estimated Effect on the Consolidated Financial Statements (or Other Significant Matters)
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

		January 1, 2019; early adoption permitted	Modified retrospective	The Company is evaluating the effect on its consolidated financial statements and related disclosures.
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

The Company is considering early adopting this guidance for its next annual goodwill impairment test, which will occur during the fourth quarter of 2017. The Company does not expect the adoption to have a material impact on its consolidated financial statements or related disclosures.

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

		January 1, 2020; early adoption permitted	Modified retrospective	The Company is evaluating the impact on its consolidated financial statements and related disclosures, as well as the timing of adoption.

Note 3: Acquisitions

During the six months ended June 30, 2017, the Company closed on ten acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $42. Included in this total was the Company’s acquisition of all the outstanding capital stock of the Shorelands Water Company, Inc. on April 3, 2017, for total consideration of $33, in the form of approximately 0.4 shares of the Company’s common stock. Assets acquired for the aforementioned acquisitions, principally utility plant, totaled $37. Liabilities assumed totaled $21, including $7 of contributions in aid of construction and assumed debt of $7. The Company recorded additional goodwill of $28 associated with three of its acquisitions, which is reported in the Company’s Regulated Businesses segment.  The Company also recognized a bargain purchase gain of $2 associated with one of these acquisitions. The preliminary purchase price allocations related to these acquisitions will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.

Also, the Company made a non-escrowed deposit of $2 during the first quarter of 2017 related to the acquisition of the McKeesport, Pennsylvania wastewater system, which the Company expects to close by the first quarter of 2018.

Note 4: Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2017 and 2016, respectively:

	Defined Benefit Plans					Accumulated
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges	Other Comprehensive Loss
Beginning balance as of December 31, 2016	$(147)	$1	$42	$2	$16	$(86)
Other comprehensive loss before reclassifications	—	—	—	(1)	(2)	(3)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	—	4
Net other comprehensive income (loss)	—	—	4	(1)	(2)	1
Ending balance as of June 30, 2017	$(147)	$1	$46	$1	$14	$(85)

Beginning balance as of December 31, 2015	$(126)	$1	$36	$2	$(1)	$(88)
Other comprehensive loss before reclassifications	—	—	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive loss	—	—	3	—	—	3
Net other comprehensive income (loss)	—	—	3	—	(11)	(8)
Ending balance as of June 30, 2016	$(126)	$1	$39	$2	$(12)	$(96)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs have been capitalized as a regulatory asset. These accumulated other comprehensive income loss components are included in the computation of net periodic pension cost. See Note 8— Pension and Other Postretirement Benefits.

The amortization of the loss on cash flow hedges is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.

Anti-dilutive Stock Repurchase Program

During the six months ended June 30, 2017, the Company repurchased 0.7 shares of common stock in the open market at an aggregate cost of $54 under the anti-dilutive stock repurchase program authorized by the Company’s Board of Directors in 2015. As of June 30, 2017, there were 6.1 shares of common stock available for repurchase under the program.

Note 5: Stock Based Compensation

On May 12, 2017, the Company’s stockholders approved the American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan (the “2017 Omnibus Plan”). A total of 7.2 million shares of common stock may be issued under the 2017 Omnibus Plan. The 2017 Omnibus Plan provides that grants of awards may be in any of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, stock units, stock awards, other stock-based awards and dividend equivalents, which may be granted only on stock units or other stock-based awards.

Note 6: Long-Term Debt

The following long-term debt was issued during the six months ended June 30, 2017:

Company	Type	Rate	Maturity	Amount
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-3.92%	2020-2036	$16
Other American Water subsidiaries	Term Loan	4.47%	2021	4
Total issuances				$20

The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the six months ended June 30, 2017:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp. (a)	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.38%	2017-2041	4
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$6

(a)

American Water Capital Corp., which is a wholly owned subsidiary of the Company, has a support agreement with the Company that, under certain circumstances, is the functional equivalent of a parent company guarantee. This indebtedness is considered “debt” for purposes of this support agreement.

The Company has four forward starting swap agreements with an aggregate notional amount of $300 to reduce interest rate exposure on debt expected to be issued in 2017. These forward starting swap agreements terminate in December 2017 and have an average fixed rate of 2.20%. On February 8, 2017, the Company entered into an additional forward starting swap agreement with a notional amount of $100 to reduce interest rate exposure for a portion of the expected refinancing of the Company’s 5.62% fixed-rate long-term debt maturing in December 2018. This forward starting swap agreement terminates in November 2018 and has an average fixed rate of 2.67%. The Company has designated these forward starting swap agreements as cash flow hedges and the initial fair value, in addition to any subsequent changes in fair value, are recognized in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the issued debt.

The Company has an interest rate swap to hedge $100 of its 6.085% fixed-rate debt maturing in 2017. The Company pays variable interest of six-month LIBOR plus 3.422% and the interest rate swap matures with the fixed-rate debt in 2017. The Company has designated this interest rate swap as a fair value hedge accounted for at fair value with gains or losses, as well as the offsetting gains or losses on the hedged item, recognized in interest, net. The net gain and loss recognized by the Company for the three and six months ended June 30, 2017 and 2016 was de minimis.

The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $6. The Company has designated these interest rate swaps as economic hedges accounted for at fair value with gains or losses deferred as a regulatory asset or regulatory liability. The net gain recognized by the Company for the three and six months ended June 30, 2017 and 2016 was de minimis.

No ineffectiveness was recognized for the three and six months ended June 30, 2017 and 2016, related to hedging instruments.

The following table provides a summary of the gross fair value for the Company’s derivative asset and liabilities, as well as the location of the asset and liability balances in the Consolidated Balance Sheets:

Derivative Instruments	Derivative Designation	Balance Sheet Classification	June 30, 2017	December 31, 2016
Asset Derivative
Forward starting swaps	Cash flow hedge	Other current assets	$23	$27
Forward starting swaps	Cash flow hedge	Other long-term assets	2	—
Interest rate swap	Fair value hedge	Other current assets	—	1

Liability Derivative
Interest rate swap	Fair value hedge	Current portion of long-term debt	$—	$1

Note 7: Income Taxes

The Company’s effective income tax rate was 41.8% and 39.1% for the three months ended June 30, 2017 and 2016, respectively, and 39.5% and 39.4% for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate for the three months ended June 30, 2017 increased when compared to the same period in 2016 due to a one-time, non-cash cumulative charge to the provision for income taxes of $4, primarily the result of legislation enacted in the State of New York during the second quarter of 2017, and a tax benefit of $3 that was recorded during the second quarter of 2016. This increase in the effective income tax rate was partially offset for the six months ended June 30, 2017, by a $5 tax benefit from the new accounting standard for employee share-based payment awards which was adopted in the first quarter of 2017. Under this updated guidance, tax benefits or shortfalls related to employee share-based payments awards are recognized in the provision for income taxes, whereas they previously were recorded as additional paid-in capital on the Consolidated Balance Sheet. See Note 2 – New Accounting Standards in the Notes to Consolidated Financial Statements for further discussion on the impacts of the updated guidance.

On April 11, 2017, the State of New York enacted legislation that increased the state income tax rate on the Company’s taxable income attributable to New York. This legislation eliminated the production of water as a qualified manufacturing activity in New York, which effectively increased the state income tax rate in New York. As a result of the legislative change, the Company was required to re-measure its cumulative deferred tax balances using the higher state income tax rate in the second quarter of 2017. This change in legislation was the primary cause of an increase to the Company’s unitary deferred tax liability of $11. The portion of this increase related to the Company’s New York subsidiary calculated on a stand-alone basis was $7, and was offset by a regulatory asset, as the Company believes it is probable of recovery in future rates. The remaining increase in the deferred tax liability was calculated through state tax apportionment rates and recorded at the consolidated level, resulting in a non-cash, cumulative charge to earnings of $4 during the second quarter of 2017.

On July 7, 2017, the State of Illinois enacted legislation that would increase the state income tax rate on the Company’s taxable income attributable to Illinois from 7.75% to 9.5%. The effective date of the increase in the state tax rate is July 1, 2017. As a result of the legislative change, the Company will be required to re-measure its cumulative deferred tax balances using the higher state income tax rate in the third quarter of 2017. The portion of this increase related to the Company’s Illinois subsidiary calculated on a stand-alone basis is expected to be offset by a regulatory asset, as the Company believes it is probable of recovery in future rates. The remaining increase in the deferred tax liability will be calculated through state tax apportionment rates and recorded at the consolidated level, as a non-cash, cumulative charge to earnings during the third quarter of 2017.

Note 8: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic pension benefit cost
Service cost	$8	$8	$17	$16
Interest cost	20	20	40	40
Expected return on plan assets	(23)	(24)	(47)	(48)
Amortization of actuarial loss	9	7	18	14
Net periodic pension benefit cost	$14	$11	$28	$22

Components of net periodic other postretirement benefit cost
Service cost	$2	$3	$5	$6
Interest cost	6	8	13	15
Expected return on plan assets	(6)	(7)	(13)	(13)
Amortization of prior service credit	(4)	—	(9)	(1)
Amortization of actuarial loss	2	1	5	2
Net periodic other postretirement benefit cost	$—	$5	$1	$9

The Company made contributions for the funding of its defined benefit pension plans of $10 and $8 for the three months ended June 30, 2017 and 2016, respectively, and $20 and $17 for the six months ended June 30, 2017 and 2016, respectively, and expects to contribute $20 during the remainder of 2017. In addition, the Company made contributions for the funding of its other postretirement plans of $2 and $6 for the three months ended June 30, 2017 and 2016, respectively, and $3 and $11 for the six months ended June 30, 2017 and 2016, respectively, and expects to contribute $3 during the remainder of 2017.

Note 9: Commitments and Contingencies

Contingencies

The Company is routinely involved in legal actions incident to the normal conduct of its business. As of June 30, 2017, the Company has accrued approximately $139 of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $28. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 9, will not have a material adverse effect on the Company.

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

Following the Freedom Industries chemical spill, numerous lawsuits were filed against WVAWC and certain other Company affiliated entities (collectively, the “American Water Defendants”) with respect to this matter in the U.S. District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties, and to date, 74 cases remain pending. Four of the cases pending before the U.S. district court were consolidated for purposes of discovery, and an amended consolidated class action complaint for those cases (the “Federal action”) was filed in December 2014 by several plaintiffs. On January 28, 2016, all of the then-filed state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings, which have been stayed pending the negotiation by the parties and approval by the court in the Federal action of a global agreement to settle all of such cases, as described below. On July 7, 2016, the court in the Federal action scheduled trial to begin on October 25, 2016, but the court has granted several continuances of the trial, which is currently postponed indefinitely in light of the binding global agreement in principle described below. The Mass Litigation Panel has also stayed its proceedings until October 23, 2017.

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

As a result of these events, the Company recorded a charge to earnings, net of insurance receivables, of $65 ($39 after-tax) in the third quarter of 2016. The settlement amount of $126 is reflected in Accrued Liabilities and the offsetting insurance receivable is reflected in Other Current Assets in the Consolidated Balance Sheet as of June 30, 2017. The Company intends to fund WVAWC’s contributions to the Settlement through existing sources of liquidity, although no contribution by WVAWC will be required unless and until the terms of the Settlement are finally approved by the court in the Federal action. Furthermore, under the terms of the Settlement, WVAWC has agreed that it will not seek rate recovery from the Public Service Commission of West Virginia for approximately $4 in direct response costs expensed in 2014 by WVAWC relating to the Freedom Industries chemical spill as well as for amounts paid by WVAWC under the Settlement.

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

On July 6, 2017, the court in the Federal action issued an opinion denying without prejudice the joint motion for preliminary approval of the Settlement. The court in the Federal action found the overall amount and structure of the Settlement to be fair, adequate and reasonable, but it declined to preliminarily approve the Settlement on several grounds, including the fairness of the methodology for allocating payments among members of the business class, the nature of the claims appeal process and the timing of the payment of claims that are subject to appeal, and the fairness of setting of fixed payments for the medical claims class. The American Water Defendants intend to work with the Plaintiffs to propose acceptable alternative provisions to the Settlement Agreement to satisfy the concerns of the court in the Federal action. If and when preliminary approval of the Settlement is obtained, notice of the terms of the Settlement would then be provided to members of the settlement class. Following the notice period, the court in the Federal action would hold a fairness hearing to consider final approval of the Settlement.

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

In May 2014, the PSC issued an Order initiating a General Investigation into certain matters relating to WVAWC’s response to the Freedom Industries chemical spill. Three parties intervened in the proceeding, including the Consumer Advocate Division of the PSC and two attorney-sponsored groups, including one sponsored by some of the plaintiffs’ counsel involved in the civil litigation described above. On January 26, 2017, WVAWC and the other parties agreed to resolve the General Investigation and filed a joint stipulation with the PSC containing the terms of the settlement. The parties to the joint stipulation filed a proposed order with the PSC on February 8, 2017. On June 15, 2017, the PSC entered an order accepting the joint stipulation that had been filed by the parties in January 2017 as a reasonable basis for resolving the General Investigation and removing the proceeding from the docket. The PSC’s order did not require WVAWC to take any further action with respect to the matters covered by the General Investigation. The PSC order concludes the General Investigation.

The CSB is an independent investigatory agency with no regulatory mandate or ability to issue fines or citations; rather, the CSB can only issue recommendations for further action. In response to the Freedom Industries chemical spill, the CSB commenced an investigation shortly thereafter. On September 28, 2016, the CSB issued and adopted its investigation report in which it recommended that the Company conduct additional source water protection activities. The Company provided written comments to the CSB’s report suggesting that the recommendation made to the Company would be better directed to the U.S. Environmental Protection Agency in order to promote industry-wide implementation of the CSB’s recommendation. On February 15, 2017, the Company filed a response to the CSB’s recommendation. On April 4, 2017, the CSB indicated that the implementation by the Company of source water protection activities resolved the first two parts of the CSB’s recommendation. The CSB also noted that compliance by the Company with the third part of its recommendation is ongoing and that closure of this part is contingent upon completion of updated contingency planning for the Company’s water utilities outside of West Virginia. In light of public response to its original September 2016 investigation report, on May 11, 2017, the CSB issued a new version of this report. The primary substantive change addressed CSB’s factual evaluation of the duration and volume of contamination from the leaking tank, decreasing its estimate of the leak time but increasing the volume estimate by 10%. No substantive changes were made to the conclusions and recommendations in the original report.

On March 16, 2017, the Lincoln County (West Virginia) Commission (the “LCC”) passed a county ordinance entitled the “Lincoln County, WV Comprehensive Public Nuisance Investigation and Abatement Ordinance.” The ordinance establishes a mechanism that Lincoln County believes will allow it to pursue criminal or civil proceedings for the “public nuisance” it alleges was caused by the Freedom Industries chemical spill. On April 20, 2017, the LCC filed a complaint in Lincoln County state court against WVAWC and certain other defendants not affiliated with the Company, alleging that the Freedom Industries chemical spill caused a public nuisance in Lincoln County. On June 12, 2017, the Mass Litigation Panel entered an order granting a motion to transfer this case to its jurisdiction and stayed the case consistent with the existing stay order. The complaint seeks an injunction against WVAWC that would require the creation of various databases and public repositories of documents related to this chemical spill, as well as further study and risk assessments regarding the alleged exposure by Lincoln County residents to the released chemicals. WVAWC believes that the lawsuit is without merit and intends to vigorously contest the claims and allegations raised in the complaint.

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

As of June 30, 2017, the portions of this loss contingency that are probable and/or reasonable possible have been determined to be immaterial to the Company and have been included in the aggregate maximum amounts described above in the first paragraph of “Contingencies” in this Note 9.

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

On March 14, 2017, in a unanimous decision, the Missouri Supreme Court dismissed the case as moot, finding that there were no longer any ISRS funds in dispute because MAWC had completed a rate case during the appellate process and the disputed charges were now incorporated in base rates. On May 30, 2017, the Missouri Supreme Court denied a Motion for Rehearing filed by the Missouri Office of Public Counsel, which action concluded the litigation in this matter.

Dunbar, West Virginia Water Main Break Class Action Litigation

On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of WVAWC’s West Relay pumping station located in the City of Dunbar. The failure of the main caused water outages and low pressure to up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking but the water main was usable until June 29, 2015 to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was completed safely on June 30, 2015. Water service was fully restored on July 1, 2015 to all customers affected by this event.

On June 2, 2017, a class action complaint was filed in West Virginia Circuit Court in Kanawha County against WVAWC on behalf of a purported class of residents and business owners who lost water service or pressure as a result of the Dunbar main break. The complaint alleges breach of contract by WVAWC for failure to supply water, violation of West Virginia law regarding the sufficiency of WVAWC’s facilities and negligence by WVAWC in the design, maintenance and operation of the water system. The plaintiff seeks unspecified alleged damages on behalf of the class for lost profits, annoyance and inconvenience, and loss of use, as well as punitive damages for willful, reckless and wanton behavior in not addressing the risk of pipe failure and a large outage.

The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint. WVAWC intends to vigorously defend itself against these allegations. Given the current stage of this proceeding, the Company cannot reasonably estimate the amount of any reasonably possible losses or a range of such losses related to this proceeding.

Note 10: Earnings per Common Share

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income attributable to common stockholders	$131	$137	$224	$219

Denominator
Weighted-average common shares outstanding—Basic	178	178	178	178
Effect of dilutive common stock equivalents	1	—	1	—
Weighted-average common shares outstanding—Diluted	179	178	179	178

The effect of dilutive common stock equivalents is related to restricted stock units and performance stock units granted under the 2007 and 2017 Omnibus Equity Compensation Plans, as well as shares purchased under the Company’s Nonqualified Employee Stock Purchase Plan.

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

Preferred stock with mandatory redemption requirements and long-term debt—The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs. The fair values of instruments classified as Level 2 and Level 3 are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a portion of the Company’s debts do not trade in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: (i) an average of the Company’s own publicly-traded debt securities and (ii) the current market rates for U.S. Utility A debt securities. The Company used these yield curve assumptions to derive a base yield for the Level 2 and Level 3 securities. Additionally, the Company adjusted the base yield for specific features of the debt securities including call features, coupon tax treatment and collateral for the Level 3 instruments.

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments were as follows:

	Carrying	At Fair Value as of June 30, 2017
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$11	$—	$—	$14	$14
Long-term debt (excluding capital lease obligations)	6,333	4,007	1,348	1,847	7,202

	Carrying	At Fair Value as of December 31, 2016
	Amount	Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$12	$—	$—	$15	$15
Long-term debt (excluding capital lease obligations)	6,320	3,876	1,363	1,805	7,044

Recurring Fair Value Measurements

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level in the fair value hierarchy:

	At Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	13	—	—	13
Deposits	3	—	—	3
Mark-to-market derivative assets	—	25	—	25
Other investments	2	—	—	2
Total assets	47	25	—	72

Liabilities:
Deferred compensation obligations	15	—	—	15
Mark-to-market derivative liabilities	—	—	—	—
Total liabilities	15	—	—	15
Total net assets (liabilities)	$32	$25	$—	$57

	At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$24	$—	$—	$24
Rabbi trust investments	12	—	—	12
Deposits	3	—	—	3
Mark-to-market derivative assets	—	28	—	28
Other investments	1	—	—	1
Total assets	40	28	—	68

Liabilities:
Deferred compensation obligations	13	—	—	13
Mark-to-market derivative liabilities	—	—	—	—
Total liabilities	13	—	—	13
Total net assets (liabilities)	$27	$28	$—	$55

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Long-term restricted funds of $1 and $4 were included in other long-term assets as of June 30, 2017 and December 31, 2016, respectively.

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

Note 12: Segment Information

The Company conducts its business primarily through one reportable segment, the Regulated Businesses segment. The Company also operates several businesses that provide a broad range of related and complementary water and wastewater services in four operating segments that individually do not meet the criteria of a reportable segment in accordance with GAAP. These four non-reportable operating segments are collectively presented as the Company’s “Market-Based Businesses”. “Other” includes corporate costs that are not allocated to the Company’s operating segments, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to acquisitions that have not been allocated to the operating segments for evaluation of performance and allocation of resource purposes. The following tables include the Company’s summarized segment information:

	As of or for the Three Months Ended June 30, 2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$746	$103	$(5)	$844
Depreciation and amortization	119	4	3	126
Total operating expenses, net	453	89	(6)	536
Interest, net	67	(1)	19	85
Income from continuing operations before income taxes	230	15	(19)	226
Provision for income taxes	90	7	(2)	95
Net income attributable to common stockholders	140	9	(18)	131
Total assets	16,982	570	1,414	18,966

	As of or for the Three Months Ended June 30, 2016
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$716	$115	$(4)	$827
Depreciation and amortization	109	4	2	115
Total operating expenses, net	434	98	(4)	528
Interest, net	63	(1)	19	81
Income from continuing operations before income taxes	221	22	(18)	225
Provision for income taxes	86	9	(7)	88
Net income attributable to common stockholders	135	13	(11)	137
Total assets	15,780	523	1,403	17,706

	As of or for the Six Months Ended June 30, 2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,405	$206	$(11)	$1,600
Depreciation and amortization	236	8	6	250
Total operating expenses, net	894	183	(12)	1,065
Interest, net	133	(1)	38	170
Income from continuing operations before income taxes	384	25	(38)	371
Provision for income taxes	150	10	(13)	147
Net income attributable to common stockholders	234	15	(25)	224
Total assets	16,982	570	1,414	18,966

	As of or for the Six Months Ended June 30, 2016
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,350	$229	$(9)	$1,570
Depreciation and amortization	217	7	7	231
Total operating expenses, net	864	202	(9)	1,057
Interest, net	127	(1)	35	161
Income from continuing operations before income taxes	364	32	(35)	361
Provision for income taxes	142	13	(13)	142
Net income attributable to common stockholders	222	19	(22)	219
Total assets	15,780	523	1,403	17,706

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as result of a number of factors, including those we discuss under “Forward-Looking Statements,” and elsewhere in this Form 10-Q.

General

Through its subsidiaries, American Water Works Company, Inc. (“American Water” or the “Company”) is the largest and most geographically diverse investor-owned publicly-traded water and wastewater utility company in the United States, as measured by both operating revenue and population served. Our primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial and other customers, including sale for resale and public authority customers. Our utilities are generally subject to economic regulation by certain state utility commissions or other entities engaged in utility regulation. We report the results of our utilities in our Regulated Businesses segment. We also operate several businesses that provide a broad range of related and complementary water and wastewater services that are not subject to economic regulation by state utility commissions or other entities engaged in utility regulation. We present the results of these businesses as our “Market-Based Businesses.” For further description of our businesses, see Part I, Item 1—Business in our Form 10-K.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Form 10-Q and in our Form 10-K.

Financial Results

Income attributable to common stockholders was $131 million, or $0.73 per diluted share, for three months ended June 30, 2017, a decrease of 5.2% over the same period in 2016. Net income from our Regulated Businesses segment increased 3.7% from infrastructure investment growth, acquisitions and organic growth. Offsetting this was lower net income in our Market-Based Businesses primarily due to lower capital upgrades in our Military Services Group compared to the same period in 2016, and lower net income at the Parent largely from a one-time, non-cash, cumulative tax adjustment from a legislative change adopted in New York during the second quarter, exempting water utilities from the manufacturers tax deduction.

Income attributable to common stockholders was $224 million, or $1.26 per diluted share, for the six months ended June 30, 2017, an increase of 2.4% over the same period in 2016. Net income from our Regulated Businesses segment increased 5.4% from infrastructure investment growth, acquisitions and organic growth. Net income from our Market-Based Businesses decreased primarily due to lower capital upgrades in our Military Services Group. Net income at the Parent also decreased primarily from the one-time, non-cash, cumulative tax adjustment discussed above.

See “Comparison of Consolidated Results of Operations” and “Segment Results of Operations” below for further discussion on the consolidated results of operations, as well as our business segments.

Focusing on Central Themes

For 2017, our focus continues to be anchored on our five central themes: 1) Safety, 2) Customers, 3) People, 4) Growth and 5) Technology and Operational Efficiency. We continue our focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our stockholders. Additionally, we continue to execute on our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made during the first six months of 2017 with respect to growth and improvement in our operational efficiency ratio is described below.

Growth—Infrastructure improvements, acquisitions and strategic capital investments

During the first six months of 2017, we made capital investments of approximately $618 million, focused in two key areas:

•	$576 million of which the majority was in our Regulated Businesses segment for infrastructure improvements; and
•

$42 million to fund acquisitions in our Regulated Businesses segment, which added approximately 15,000 water and wastewater customers. This includes the acquisition on April 3, 2017, of all the outstanding capital stock of Shorelands Water Company, Inc. (“Shorelands”), for total consideration of $33 million in the form of 438,211 shares of our common stock.  Shorelands, which is now a part of our New Jersey subsidiary, provides water service to approximately 11,000 customers in Monmouth County, New Jersey.

For the full year of 2017, our capital investment, including regulated acquisitions, is expected to be in the range of $1.5 billion to $1.6 billion.

Included in this range is the asset purchase agreement signed by our Pennsylvania subsidiary to acquire substantially all of the wastewater collection and treatment system assets of the Municipal Authority of the City of McKeesport, Pennsylvania for approximately $162 million, subject to certain adjustments provided in the agreement. In connection with the execution of this agreement, $7 million in non-escrowed deposits have been made to the seller. The closing of this acquisition is subject to the satisfaction of various conditions and covenants, including obtaining the approval of the Pennsylvania Public Utility Commission. The system currently represents approximately 22,000 wastewater customers. We are expecting to close this acquisition by the first quarter of 2018.

Technology & Operational Efficiency—Continuing Improvement in Adjusted Operation and Maintenance (“O&M”) Efficiency Ratio for our Regulated Businesses

We continued to improve on our adjusted O&M efficiency ratio (a non-GAAP measure). Our adjusted O&M efficiency ratio for the twelve months ended June 30, 2017 was 34.5%, compared to 35.2% for the twelve months ended June 30, 2016. The improvement in this ratio for the twelve months ended June 30, 2017, as compared to the same period in 2016, was primarily attributable to an increase in regulated operating revenue.

Our adjusted O&M efficiency ratio is defined as our regulated operation and maintenance expenses divided by regulated operating revenues, where both operation and maintenance expenses and operating revenues were adjusted to eliminate purchased water expense. Additionally, from the operation and maintenance expenses, we excluded the allocable portion of non-operation and maintenance support services cost, mainly depreciation and general taxes that are reflected in our Regulated Businesses segment as operation and maintenance expenses but for consolidated financial reporting purposes are categorized within other line items in the accompanying Consolidated Statements of Operations. In addition to the standard adjustments to our adjusted O&M efficiency ratio for the twelve months ended June 30, 2017, we have also excluded from operation and maintenance expenses, the impact from the binding global agreement in principle related to the Freedom Industries chemical spill in West Virginia. We excluded all the above items from the calculation as we believe such items are not reflective of management’s ability to increase efficiency of our regulated operations.

We evaluate our operating performance using this measure because we believe it is a direct measure of the improvement to the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. Our adjusted O&M efficiency ratio is not a GAAP financial measure and may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report.

The following table provides the calculation and reconciliation that compares operation and maintenance expenses and operating revenues, as determined in accordance with GAAP, to those amounts utilized in the calculation of our adjusted O&M efficiency ratio for the twelve months ended June 30, 2017, as compared to the same period in 2016:

	For the Twelve Months Ended June 30,
(In millions)	2017	2016
Total operation and maintenance expenses	$1,491	$1,443
Less:
Operation and maintenance expenses—Market-Based Businesses	351	397
Operation and maintenance expenses—Other	(43)	(43)
Total operation and maintenance expenses—Regulated Businesses	1,183	1,089
Less:
Regulated purchased water expenses	123	116
Allocation of non-operation and maintenance expenses	27	32
Impact of binding global agreement in principle	65	—
Adjusted operation and maintenance expenses—Regulated Businesses (a)	$968	$941

Total operating revenues	$3,332	$3,249
Less:
Operating revenues—Market-Based Businesses	428	476
Operating revenues—Other	(22)	(18)
Total regulated operating revenues—Regulated Businesses	2,926	2,791
Less:
Regulated purchased water revenues*	123	116
Adjusted operating revenues—Regulated Businesses (b)	$2,803	$2,675

Adjusted operation and maintenance efficiency ratio—Regulated Businesses (a)/(b)	34.5%	35.2%

*	Calculation assumes purchased water revenues approximate purchased water expenses.

Regulatory Matters

The table below provides rate authorizations by state, which became effective during the three and six months ended June 30, 2017. The table depicts annualized incremental revenues resulting from general rate cases, assuming a constant water sales volume, and infrastructure surcharge mechanisms that became effective during the periods:

	For the Three Months Ended	For the Six Months Ended
(In millions)	June 30, 2017	June 30, 2017
General rate cases by state:
New York (June 1)	$4	$4
Virginia (April 1)	5	5
Iowa (March 27)	—	4
California (January 13 - February 2)	—	5
Illinois (January 1)	—	25
Total general rate cases	$9	$43

Infrastructure surcharges by state:
New Jersey (June 1)	$10	$10
Indiana (March 22)	—	8
Tennessee (March 14)	—	2
Pennsylvania (January 1)	—	1
West Virginia (January 1)	—	2
Total infrastructure surcharges	$10	$23

Pending and Filed Rate Cases

On April 3, 2017, our California subsidiary filed a cost of capital application requesting a cost of capital of 8.49%, compared to 8.41% currently authorized. The results of this proceeding will not become effective until January 2018.

On April 28, 2017, our Pennsylvania subsidiary filed a general rate case requesting $108 million in additional annualized water and wastewater revenues.

On May 15, 2017, our Missouri subsidiary filed for additional annualized revenues from an infrastructure surcharge in the amount of $5 million.

On June 15, 2017, our West Virginia subsidiary filed for additional annualized revenues from an infrastructure surcharge in the amount of $3 million.

On June 30, 2017, our Missouri subsidiary filed a general rate case requesting $84 million in additional annualized water and wastewater revenues.

In addition to the filings discussed above, we are awaiting a final general rate case order in our California subsidiary, requesting additional annualized revenue of $35 million and step rate and attrition rate increases of $8 million in both 2019 and 2020. There is no assurance that all or any portion of these requests will be granted.

Other Tax Matters

On April 11, 2017, the State of New York enacted legislation that increased the state income tax rate on our taxable income attributable to New York. This legislation eliminated the production of water as a qualified manufacturing activity in New York, which effectively increased the state income tax rate in New York. As a result of the legislative change, we were required to re-measure our cumulative deferred tax balances using the higher state income tax rate in the second quarter of 2017. This change in legislation was the primary cause of an increase to our unitary deferred tax liability of $11 million. The portion of this increase related to our New York subsidiary calculated on a stand-alone basis was $7 million, and was offset by a regulatory asset, as we believe it is probable of recovery in future rates. The remaining increase in the deferred tax liability was calculated through state tax apportionment rates and recorded at the consolidated level, resulting in a non-cash, cumulative charge to earnings of $4 million during the second quarter of 2017.

On July 7, 2017, the State of Illinois enacted legislation that increased, effective July 1, 2017, the state income tax rate on our taxable income attributable to Illinois from 7.75% to 9.5%. As a result of the legislative change, we will be required to re-measure our cumulative deferred tax balances using the higher state income tax rate in the third quarter of 2017. This re-measurement is expected to increase our deferred tax liability by $6 million. The portion of this increase related to our Illinois subsidiary calculated on a stand-alone basis and is estimated to be $3 million, and is expected to be offset by a regulatory asset, as we believe it is probable of recovery in future rates. The remaining increase in the deferred tax liability will be calculated through state tax apportionment rates and recorded at the consolidated level. We expect this will result in a non-cash, cumulative charge to earnings of $3 million during the third quarter of 2017.

During the second quarter of 2017, we were notified by the assessor for St. Louis County, Missouri, that it was changing its long standing practice of valuing regulated water and wastewater property located in the County using a seven-year life, and instead intends to use a twenty-year life for a substantial portion of this property. During the second quarter of 2017, we were also notified by the assessor for Platte County, Missouri, that it intended to change its long standing practice of valuing regulated water and wastewater property located in the County using a twenty-seven-year life, and instead intends to use a fifty-year life for a substantial portion of this property. These changes in practice and the resulting valuations as assessed by the respective County, will increase our property tax obligation beginning in 2017. We are currently evaluating if we intend to appeal these assessments once received. We have asked the Missouri regulator for an accounting recovery mechanism that would allow deferral of any increase in tax resulting from these changes in long standing practice, and we believe these increases are recoverable through future customer rates. As a result, during the second quarter of 2017, we recorded the additional estimated increase in property tax obligation of $2 million, with an offset to a regulatory asset.

Consolidated Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)				%				%
Operating revenues	$844	$827	$17	2.1	$1,600	$1,570	$30	1.9
Operating expenses:
Operation and maintenance	349	351	(2)	(0.6)	686	699	(13)	(1.9)
Depreciation and amortization	126	115	11	9.6	250	231	19	8.2
General taxes	63	64	(1)	(1.6)	131	130	1	0.8
Gain on asset dispositions and purchases	(2)	(2)	—	—	(2)	(3)	1	(33.3)
Total operating expenses, net	536	528	8	1.5	1,065	1,057	8	0.8
Operating income	308	299	9	3.0	535	513	22	4.3
Other income (expenses):
Interest, net	(85)	(81)	(4)	4.9	(170)	(161)	(9)	5.6
Other, net	3	7	(4)	(57.1)	6	9	(3)	(33.3)
Total other income (expenses)	(82)	(74)	(8)	10.8	(164)	(152)	(12)	7.9
Income from continuing operations before income taxes	226	225	1	0.4	371	361	10	2.8
Provision for income taxes	95	88	7	8.0	147	142	5	3.5
Net income attributable to common stockholders	$131	$137	$(6)	(4.4)	$224	$219	$5	2.3

Comparison of Consolidated Results of Operations

Operating revenues. For the three months ended June 30, 2017, operating revenues increased primarily due to a:

•

$30 million increase in our Regulated Businesses segment largely due to authorized rate increases to fund infrastructure investment growth, acquisitions and organic growth, partially offset by lower demand in 2017 and warmer weather in the second quarter of 2016; partially offset by

•

$12 million decrease in our Market-Based Businesses principally due to lower capital upgrades in our Military Services Group in 2017 as compared to 2016, largely attributable to reduced military base budgets and the completion of a large project in mid-2016 at Fort Polk. Partially offsetting this decrease were incremental revenues from our Homeowner Services Group from customer additions and price increases for certain existing customers.

For the six months ended June 30, 2017, operating revenues increased primarily due to a:

•

$55 million increase in our Regulated Businesses segment largely due to authorized rate increases to fund infrastructure investment growth, acquisitions and organic growth, partially offset by lower demand in 2017 and warmer weather in the second quarter of 2016; partially offset by

•

$23 million decrease in our Market-Based Businesses principally due to lower capital upgrades in our Military Services Group in 2017 as compared to 2016, largely attributable to reduced military base budgets and the completion of a large project in mid-2016 at Fort Polk. Partially offsetting this decrease were incremental revenues from our Homeowner Services Group from customer additions and price increases for certain existing customers.

Operation and maintenance. For the three months ended June 30, 2017, operation and maintenance expense decreased primarily due to a:

•

$10 million decrease in our Market-Based Businesses principally due to lower capital upgrades in our Military Services Group, as discussed above, partially offset by higher expenses in our Homeowner Services Group from contract growth and incremental claims expense; and

•	$7 million increase in our Regulated Businesses segment largely due to higher production costs and an increase in customer uncollectible expense.

Operation and maintenance. For the six months ended June 30, 2017, operation and maintenance expense decreased primarily due to a:

•

$21 million decrease in our Market-Based Businesses principally due to lower capital upgrades in our Military Services Group, as discussed above; and other cost savings being driven across the business.  Partially offsetting this decrease were higher expenses in our Homeowner Services Group from contract growth and incremental claims expense; and

•	$7 million increase in our Regulated Businesses segment largely due to higher production costs, as well as an increase in materials and supplies, largely due to timing.

Depreciation and amortization. For the three and six months ended June 30, 2017, depreciation and amortization expense increased primarily due to additional utility plant placed in service.

Other income (expenses). For the three and six months ended June 30, 2017, other expenses increased primarily due to an increase in long-term interest expense from the issuance of incremental long-term debt in the fourth quarter of 2016, as well as an increase in short-term interest expense resulting from higher levels of short-term borrowings, coupled with an increase in the average short-term borrowing rates. Approximately $3 million and $5 million of the increase in interest is attributed to our Regulated Businesses segment for the three and six months ended June 30, 2017, respectively. Additionally, the prior year’s results included a settlement of a contract dispute in our Market-Based Businesses.

Provision for income taxes. For the three and six months ended June 30, 2017, our provision for income taxes increased primarily due to a one-time, non-cash cumulative adjustment of $4 million, as a result of legislation enacted in the State of New York, eliminating the production of water as a manufacturing activity, effectively increasing the income tax rate in the state.

Segment Results of Operations

Our segments are determined based on how we assess performance and allocate our resources. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income from continuing operations.

We conduct our business primarily through one reportable segment, our Regulated Businesses segment. We also operate several businesses that provide a broad range of related and complementary water and wastewater services in four operating segments that individually do not meet the criteria of a reportable segment in accordance with GAAP. These four non-reportable operating segments are collectively presented as our “Market-Based Businesses”, which is consistent with how management assesses the results of our businesses.

Regulated Businesses Segment

The following table summarizes certain financial information for our Regulated Businesses segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)				%				%
Operating revenues	$746	$716	$30	4.2	$1,405	$1,350	$55	4.1
Operation and maintenance	276	269	7	2.6	538	531	7	1.3
Total operating expenses, net	453	434	19	4.4	894	864	30	3.5
Net income attributable to common stockholders	140	135	5	3.7	234	222	12	5.4

Operating revenues. The following tables and discussion provide explanation of the variances related to the three components of operating revenues—water services revenues, wastewater services revenues and other revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)				%				%
Billed water services:
Residential	$403	$383	$20	5.2	$767	$731	$36	4.9
Commercial	148	139	9	6.5	277	264	13	4.9
Industrial	34	33	1	3.0	66	63	3	4.8
Public and other	85	83	2	2.4	166	159	7	4.4
Other water revenues	10	15	(5)	(33.3)	25	26	(1)	(3.8)
Billed water services	680	653	27	4.1	1,301	1,243	58	4.7
Unbilled water services	15	22	(7)	(31.8)	8	27	(19)	(70.4)
Total water services revenues	695	675	20	3.0	1,309	1,270	39	3.1
Wastewater services revenues	36	28	8	28.6	70	55	15	27.3
Other revenues	15	13	2	15.4	26	25	1	4.0
Total operating revenues	$746	$716	$30	4.2	$1,405	$1,350	$55	4.1

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)				%				%
Billed water services volumes:
Residential	41,575	40,936	639	1.6	77,560	77,345	215	0.3
Commercial	19,817	19,687	130	0.7	36,880	37,103	(223)	(0.6)
Industrial	9,679	9,541	138	1.4	18,557	18,181	376	2.1
Public and other	12,342	12,503	(161)	(1.3)	23,835	23,471	364	1.6
Billed water services volumes	83,413	82,667	746	0.9	156,832	156,100	732	0.5

For the three months ended June 30, 2017, operating revenues increased primarily due to a:

•	$23 million increase due to authorized rate increases and infrastructure surcharges to fund infrastructure investment growth in various states; and
•	$12 million increase due to higher demand relating to our water and wastewater acquisitions, as well as organic growth in existing systems; partially offset by a
•	$7 million decrease due to lower demand, excluding the impact of completed acquisitions, when compared to the same period in 2016 and warmer weather in the second quarter of 2016.

For the six months ended June 30, 2017, operating revenues increased primarily due to a:

•	$47 million increase due to authorized rate increases and infrastructure surcharges to fund infrastructure investment growth in various states; and
•	$19 million increase due to higher demand relating to our water and wastewater acquisitions, as well as organic growth in existing systems; partially offset by a
•	$15 million decrease due to lower demand, excluding the impact of completed acquisitions, when compared to the same period in 2016 and warmer weather in the second quarter of 2016.

Operation and maintenance. The following table summarizes information regarding the components of operation and maintenance expense:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)				%				%
Production costs	$74	$71	3	4.2	$137	$134	$3	2.2
Employee-related costs	111	112	(1)	(0.9)	222	221	1	0.5
Operating supplies and services	51	49	2	4.1	99	99	—	—
Maintenance materials and supplies	16	15	1	6.7	34	30	4	13.3
Customer billing and accounting	13	10	3	30.0	23	24	(1)	(4.2)
Other	11	12	(1)	(8.3)	23	23	—	—
Total	$276	$269	7	2.6	$538	$531	$7	1.3

For the three months ended June 30, 2017, operation and maintenance expense increased primarily due to a:

•

$3 million increase in production costs principally due to purchased water price and usage increases in our California subsidiary, as well as increased waste disposal and fuel and power costs, mainly attributable to the acquisition of two wastewater systems in our Pennsylvania subsidiary in the fourth quarter of 2016; and

•	$3 million increase in customer uncollectible expense.

For the six months ended June 30, 2017, operation and maintenance expense increased primarily due to a:

•

$3 million increase in production costs principally due to purchased water price and usage increases in our California subsidiary, as well as increased waste disposal and fuel and power costs, mainly from the acquisition of two wastewater systems by our Pennsylvania subsidiary in the fourth quarter of 2016; and

•	$4 million increase in maintenance materials and supplies largely due to timing of activities.

Operating expenses, net. For the three and six months ended June 30, 2017, operating expenses, net increased primarily due to the increase in operating and maintenance expense as explained above, and higher depreciation and amortization expense of $10 million and $19 million, respectively.  This increase in depreciation and amortization expense was primarily due to additional utility plant placed in service. For the six months ended June 30, 2017, operating expenses, net, also increased by an increase in general taxes of $3 million, primarily due to higher gross receipts taxes in New Jersey and higher property taxes in 2017 driven by investment growth.

Market-Based Businesses

The following table summarizes certain financial information for our Market-Based Businesses:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)				%				%
Operating revenues	$103	$115	$(12)	(10.4)	$206	$229	$(23)	(10.0)
Operation and maintenance	84	94	(10)	(10.6)	172	193	(21)	(10.9)
Total operating expenses, net	89	98	(9)	(9.2)	183	202	(19)	(9.4)
Net income attributable to common stockholders	9	13	(4)	(30.8)	15	19	(4)	(21.1)

Operating revenues. For the three months ended June 30, 2017, operating revenues decreased primarily due to a:

•

$20 million decrease in our Military Services Group principally due to lower capital upgrades in 2017 as compared to 2016, largely attributable to reduced military base budgets and the completion of a large project in mid-2016 at Fort Polk; partially offset by a

•	$4 million increase in our Homeowner Services Group from customer additions and price increases for certain existing customers.

For the six months ended June 30, 2017, operating revenues decreased primarily due to a:

•

$37 million decrease in our Military Services Group principally due to lower capital upgrades in 2017 as compared to 2016, largely attributable to reduced military base budgets and the completion of a large project in mid-2016 at Fort Polk; partially offset by a

•	$10 million increase in our Homeowner Services Group from customer additions and price increases for certain existing customers.

Operation and maintenance. The following table summarizes information regarding the components of operation and maintenance expense:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)				%				%
Production costs	$9	$8	$1	12.5	$19	$17	$2	11.8
Employee-related costs	24	24	—	—	48	48	—	—
Operating supplies and services	28	43	(15)	(34.9)	58	90	(32)	(35.6)
Maintenance materials and supplies	19	17	2	11.8	41	33	8	24.2
Other	4	2	2	100.0	6	5	1	20.0
Total	$84	$94	$(10)	(10.6)	$172	$193	$(21)	(10.9)

For the three months ended June 30, 2017, operation and maintenance expense decreased primarily due to a:

•	$15 million decrease in operating supplies and services principally due to lower capital upgrades in 2017 as compared to 2016, in our Military Services Group, as discussed above; partially offset by
•	$4 million increase in maintenance services and supplies primarily due to contract growth and incremental claims activity in our Homeowner Services Group.

For the six months ended June 30, 2017, operation and maintenance expense decreased primarily due to a:

•	$30 million decrease in operating supplies and services principally due to lower capital upgrades in 2017 as compared to 2016, in our Military Services Group, as discussed above; partially offset by
•	$7 million increase in maintenance services and supplies primarily due to contract growth and incremental claims activity in our Homeowner Services Group.

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

In order to meet our short-term liquidity needs, we, through AWCC, our wholly owned financing subsidiary, issue commercial paper, which is supported by our revolving credit facility. As of June 30, 2017, AWCC had no outstanding borrowings and $86 million of outstanding letters of credit under the revolving credit facility, with $1.66 billion available to fulfill our short-term liquidity needs and to issue letters of credit. As of June 30, 2017, the revolving credit facility supported $1.1 billion in outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the credit facility or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.

On February 8, 2017, we entered into a forward swap agreement with a notional amount of $100 million to reduce interest rate exposure for a portion of the expected refinancing of our 5.62% fixed-rate long-term debt maturing in December 2018. This forward starting swap agreement terminates in November 2018 and has an average fixed rate of 2.67%. During the three and six months ended June 30, 2017, the fair value of our five forward starting swaps decreased by $8 million and $3 million, respectively, due to lower net forward interest rates. Changes in the fair value of the forward starting swaps will be recognized in accumulated other comprehensive loss until the agreements terminate. See Note 6—Long-Term Debt in the Notes to Consolidated Financial Statements for further information.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. The following table provides a summary of the major items affecting cash flows provided by our operating activities:

	For the Six Months Ended June 30,
	2017	2016
(In millions)
Net income	$224	$219
Add (less):
Non-cash activities (a)	375	388
Changes in working capital (b)	(52)	(43)
Pension and postretirement healthcare contributions	(23)	(28)
Net cash flows provided by operations	$524	$536

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

For the six months ended June 30, 2017, decrease in cash flows from operating activities, as compared to the same period in 2016, is primarily due to the decrease in working capital primarily driven by the result of the lower capital upgrades in Military Services group and timing. These decreases were partially offset by increased net income after non-cash adjustments. The main factors contributing to the net income increase are described in this section under “Comparison of Consolidated Results of Operations” and included higher operating revenue and lower operation and maintenance expense, mainly driven by the lower capital upgrade work in the Military Services Group.

Cash Flows Used in Investing Activities

The following table provides information regarding cash flows used in our investing activities:

	For the Six Months Ended June 30,
	2017	2016
(In millions)
Net capital expenditures	$(602)	$(597)
Acquisitions	(9)	(24)
Other investing activities, net (a)	(29)	(44)
Net cash flows used in investing activities	$(640)	$(665)

(a)	Includes removal costs from property, plant and equipment retirements, net, proceeds from sale of assets and net funds restricted.

For the six months ended June 30, 2017, cash used in investing activities decreased primarily due to the timing of payments for the capital expenditures and acquisitions, and decreased removal costs from property, plant and equipment retirements. We expect investments of approximately $1.5 billion to $1.6 billion in 2017 for capital expenditures and acquisitions. We have also begun the construction of our new corporate headquarters building in Camden, New Jersey. The cost of construction is currently estimated to be up to $165 million, exclusive of any tax incentives, of which $70 million is expected to be incurred in 2017.

Cash Flows Provided by Financing Activities

The following table provides information regarding cash flows provided by our financing activities:

	For the Six Months Ended June 30,
	2017	2016
(In millions)
Proceeds from long-term debt	$20	$2
Repayments of long-term debt	(6)	(13)
Net proceeds from short-term borrowings	268	321
Dividends paid	(141)	(127)
Anti-dilutive stock repurchases	(54)	(65)
Other financing activities, net (a)	18	18
Net cash flows provided by financing activities	$105	$136

(a)

Includes proceeds from issuances of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds, taxes paid related to employee stock plans and debt issuance costs.

For the six months ended June 30, 2017, the decrease in cash flows provided by financing activities, as compared to the same period in 2016, is primarily due to a decrease in proceeds from short-term borrowings in 2017 compared to 2016 related to incremental short-term borrowings in 2016 to fund a portion of the capital expenditures and acquisitions, partially offset by higher proceeds from long-term debt during 2017.

Credit Facilities and Short-Term Debt

The following table summarizes information regarding our aggregate credit facility commitments, letter of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities as of June 30, 2017:

	Credit Facilities Commitment (a)	Available Credit Facility Capacity (a)	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
(In millions)
June 30, 2017	$1,762	$1,672	$150	$64	$1,600	$483

(a)

Includes amounts related to the revolving credit facility of Keystone Clearwater Solutions, LLC (“Keystone”), our water management solutions subsidiary. As of June 30, 2017, the total commitment under the Keystone revolving credit facility was $12 million, of which $8 million was available for borrowing, subject to compliance with a collateral base calculation.

The weighted-average interest rate on AWCC short-term borrowings for three months ended June 30, 2017 and 2016 was approximately 1.24% and 0.76%, respectively. The weighted-average interest rate on AWCC short-term borrowings for the six months ended June 30, 2017 and 2016 was approximately 1.14% and 0.75%, respectively.

Capital Structure

The following table indicates the percentage of our capitalization represented by the components of our capital structure as of the dates set forth below:

	June 30, 2017	December 31, 2016
Total common stockholders' equity	41.9%	42.1%
Long-term debt and redeemable preferred stock at redemption value	44.1%	46.4%
Short-term debt and current portion of long-term debt	14.0%	11.5%
	100%	100%

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

Covenants in certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On June 30, 2017, our ratio was 0.58 to 1.00 and therefore we were in compliance with the covenants.

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

Our long-term and short-term credit ratings as of June 30, 2017:

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

Dividends

On June 1, 2017, we paid a cash dividend of $0.415 per share to our stockholders of record as of May 5, 2017.

On July 28, 2017, our Board of Directors declared a quarterly cash dividend payment of $0.415 per share payable on September 1, 2017 to stockholders of record as of August 9, 2017. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends in our Form 10-K for more information regarding restrictions on the payment of dividends on our common stock.

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

On February 8, 2017, we entered into a forward starting swap agreement with a notional amount of $100 million to reduce interest rate exposure on debt expected to be issued in 2018. This forward starting swap agreement terminates in November 2018 and has an average fixed rate of 2.67%. A hypothetical one hundred basis point change in the forward starting swap rates would have resulted in a $21 million increase or decrease in fair value for the six months ended June 30, 2017.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

We concluded that there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.

Alternative Water Supply in Lieu of Carmel River Diversions

On November 29, 2016, the Water Ratepayers Association of the Monterey Peninsula, a citizens’ advocacy group, filed an action in Sacramento County Superior Court against the SWRCB and its board members, and naming Cal Am as the real party in interest, seeking to reverse the extension of the 2009 Order, to reverse the designation by the CPUC of Cal Am as the public utility water provider to the Monterey Peninsula, and to appoint a receiver to oversee Cal Am’s compliance with the 2009 Order, with ultimate transfer to a public entity. In May 2017, Cal Am and the SWRCB filed demurrers to the action, and on June 12, 2017, the court entered an order sustaining those demurrers and dismissing the action with prejudice.

Regional Desalination Project Litigation

Trial has been set for June 18, 2018 in the consolidated action in San Francisco County Superior Court associated with the failure of the RDP.

Monterey Peninsula Water Supply Project

On January 12, 2017, the CPUC issued a Draft Environmental Impact Report/Environmental Impact Statement. The comment period for this report expired March 29, 2017 and a final report is expected to be issued in the fourth quarter of 2017 or the first quarter of 2018.

Trial has been set for August 30, 2017 for all matters raised in MCWD’s November 2015 challenge to the amendment of Cal Am’s coastal development permits for the test slant well, other than claims that had been denied by the court in September 2016.

On July 13, 2017, the Coastal Commission adopted a consent agreement and cease and desist order requiring sand mining operations on the property on which intake wells will be located to cease by the end of 2020 and the property to be sold to either a non-profit or governmental entity. The consent agreement strictly limits future use of the property but preserves Cal Am’s existing property rights and allows uses consistent with existing easements and other rights of record. If the test slant well is to remain at the site and be used as part of the Water Supply Project, as currently proposed, Cal Am will likely need to seek an amendment and extension of its coastal development permit to allow the test slant well to remain and be maintained in the interim period until the Water Supply Project is operational.

West Virginia Elk River Freedom Industries Chemical Spill

Background

Currently, 74 cases remain pending with respect to this matter in the U.S. District Court for the Southern District of West Virginia or the West Virginia Mass Litigation Panel.

On July 7, 2016, the court in the Federal action scheduled trial to begin on October 25, 2016, but the court has granted several continuances of the trial, which is currently postponed indefinitely in light of the proposed settlement agreement discussed below. The Mass Litigation Panel has also stayed its proceedings until October 23, 2017.

WVAWC Binding Global Agreement in Principle to Settle Claims

On April 27, 2017, the parties filed with the court in the Federal action a proposed settlement agreement providing details of the terms of the Settlement consistent with those described above. The parties also requested that the court in the Federal action grant preliminary approval of the Settlement.

On July 6, 2017, the court in the Federal action issued an opinion denying without prejudice the joint motion for preliminary approval of the Settlement. The court in the Federal action found the overall amount and structure of the Settlement to be fair, adequate and reasonable, but it declined to preliminarily approve the Settlement on several grounds, including the fairness of the methodology for allocating payments among members of the business class, the nature of the claims appeal process and the timing of the payment of claims that are subject to appeal, and the fairness of setting of fixed payments for the medical claims class. The American Water Defendants intend to work with the Plaintiffs to propose acceptable alternative provisions to the Settlement Agreement to satisfy the concerns of the court in the Federal action. If and when preliminary approval of the Settlement is obtained, notice of the terms of the Settlement would then be provided to members of the settlement class. Following the notice period, the court in the Federal action would hold a fairness hearing to consider final approval of the Settlement.

Other Related Proceedings

On April 4, 2017, the CSB indicated that the implementation by the Company of source water protection activities resolved the first two parts of the CSB’s recommendation. The CSB also noted that compliance by the Company with the third part of its recommendation is ongoing and that closure of this part is contingent upon completion of updated contingency planning for the Company’s water utilities outside of West Virginia. In light of public response to its original September 2016 investigation report, on May 11, 2017, the CSB issued a new version of this report. The primary substantive change addressed CSB’s factual evaluation of the duration and volume of contamination from the leaking tank, decreasing its estimate of the leak time but increasing the volume estimate by 10%. No substantive changes were made to the conclusions and recommendations in the original report.

On June 15, 2017, the PSC entered an order accepting the joint stipulation that had been filed by the parties in January 2017 as a reasonable basis for resolving the General Investigation and removing the proceeding from the docket. The PSC’s order did not require WVAWC to take any further action with respect to the matters covered by the General Investigation. The PSC order concludes the General Investigation.

On March 16, 2017, the Lincoln County (West Virginia) Commission (the “LCC”) passed a county ordinance entitled the “Lincoln County, WV Comprehensive Public Nuisance Investigation and Abatement Ordinance.” The ordinance establishes a mechanism that Lincoln County believes will allow it to pursue criminal or civil proceedings for the “public nuisance” it alleges was caused by the Freedom Industries chemical spill. On April 20, 2017, the LCC filed a complaint in Lincoln County state court against WVAWC and certain other defendants not affiliated with the Company, alleging that the Freedom Industries chemical spill caused a public nuisance in Lincoln County. The complaint seeks an injunction against WVAWC that would require the creation of various databases and public repositories of documents related to this chemical spill, as well as further study and risk assessments regarding the alleged exposure by Lincoln County residents to the released chemicals. On June 12, 2017, the Mass Litigation Panel entered an order granting a motion to transfer this case to its jurisdiction and stayed the case consistent with the existing stay order. WVAWC believes that this lawsuit is without merit and intends to vigorously contest the claims and allegations raised in the complaint.

Dunbar, West Virginia Water Main Break Class Action Litigation

On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of WVAWC’s West Relay pumping station located in the City of Dunbar. The failure of the main caused water outages and low pressure to up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking but the water main was usable until June 29, 2015 to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was completed safely on June 30, 2015. Water service was fully restored on July 1, 2015 to all customers affected by this event.

On June 2, 2017, a class action complaint was filed in West Virginia Circuit Court in Kanawha County against WVAWC on behalf of a purported class of residents and business owners who lost water service or pressure as a result of the Dunbar main break. The complaint alleges breach of contract by WVAWC for failure to supply water, violation of West Virginia law regarding the sufficiency of WVAWC’s facilities and negligence by WVAWC in the design, maintenance and operation of the water system. The plaintiff seeks unspecified alleged damages on behalf of the class for lost profits, annoyance and inconvenience, and loss of use, as well as punitive damages for willful, reckless and wanton behavior in not addressing the risk of pipe failure and a large outage.

The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint. WVAWC intends to vigorously defend itself against these allegations. While WVAWC and the Company are unable to predict the outcome of this matter, an adverse outcome could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, liquidity and/or reputation.

Contract Operations Group -- East Palo Alto Water System Voluntary Report

On April 10, 2017, American Water Enterprises, Inc. (“AWE”), a wholly owned subsidiary of the Company and the parent entity of the Company’s Contract Operations Group, voluntarily reported to the Division of Drinking Water of the SWRCB potential violations of the California Safe Drinking Water Act (the “CSDWA”) in connection with AWE’s operation of the City of East Palo Alto’s water distribution system. Upon the resignation of the system’s general manager in March 2017, AWE discovered that it may have operated the system without a properly certified operator for two years, the triennial Lead and Copper Rule sampling was not completed, and the 2015 Consumer Confidence Report improperly reported data for lead and copper samples from the system’s upstream water provider. Promptly after discovering these issues, AWE engaged an outside law firm to conduct an internal investigation and has reported the results of that investigation to the SWRCB.

On June 15, 2017, the SWRCB issued to AWE a citation that requires AWE to, among other things:  comply with regulations related to water operator certifications, lead and copper tap sampling requirements and the publishing of a Consumer Confidence Report; provide public notification of the Lead and Copper Rule violation; and prepare a corrective action plan to evaluate the causes leading to these incidents and measures to be taken to prevent reoccurrence of future incidents. The citation does not impose on AWE any monetary penalties, but the SWRCB reserved the right to take additional enforcement action. Proven violations of the CSDWA may result in civil and criminal penalties. On July 21, 2017, AWE submitted its corrective action plan to the SWRCB. AWE is cooperating fully with the SWRCB, the City of East Palo Alto and other authorities to resolve these issues.

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

The Company did not repurchase shares of common stock during three months ended June 30, 2017. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2017, the Company repurchased an aggregate of 3,950,000 shares of common stock under the program, leaving an aggregate of 6,050,000 shares available for repurchase under this program.

On April 3, 2017, the Company issued 438,211 shares of its common stock as consideration for the acquisition of all of the issued and outstanding shares of Shorelands in a transaction not involving a public offering of securities. The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The shares of Company common stock were issued to or for the benefit of 10 individuals who were the owners of the common stock of Shorelands.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On July 21, 2017, the Board of Directors (the “Board”) appointed director Veronica M. Hagen to serve as a member of the Audit Committee of the Board. On July 27, 2017, the Board of Directors designated director Martha Clark Goss to serve as Chair of the Audit Committee and director Karl F. Kurz to serve as Chair of the Finance and Risk Committee of the Board. Aa a result, the members of the Audit Committee are Ms. Goss (Chair), Ms. Hagen and Mr. Kurz, and the members of the Finance and Risk Committee are Mr. Kurz (Chair), Ms. Goss and director Paul J. Evanson.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

*10.1	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan.

10.2

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.3

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (for certain executives) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.4

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.5

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-2 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.6

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.7

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-2 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.8

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Director Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

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

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August, 2017.

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

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

*10.1	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan.

10.2

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.3

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (for certain executives) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.4

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.5

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-2 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.6

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.7

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-2 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.8

American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Director Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

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

*101

The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.