Form 10-Q
period 2017-09-30
American Water Works Company, Inc.
filed 2017-11-01
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2017
Common Stock, $0.01 par value per share	178,375,400 shares (excludes 4,064,010 treasury shares as of October 26, 2017)

TABLE OF CONTENTS
AMERICAN WATER WORKS COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

FORWARD-LOOKING STATEMENTS
We have made statements in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”), that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, including our adjusted operation and maintenance (“O&M”) efficiency ratio, cash flows, our growth and portfolio optimization strategies, our projected capital expenditures and related funding requirements, our ability to repay debt, our projected strategy to finance current operations and growth initiatives, the impact of legal proceedings and potential fines and penalties, business process and technology improvement initiatives, trends in our industry, regulatory, legislative, political, tax policy or legal developments or rate adjustments, including rate case filings, filings for infrastructure surcharges and filings to address regulatory lag.
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

•
weather conditions and events, climate change patterns, and natural disasters, including drought or abnormally high rainfall, strong winds, coastal and intercoastal flooding, earthquakes, landslides, hurricanes, tornadoes, wildfires, electrical storms and solar flares;

•
the outcome of litigation and similar government actions, including matters related to the Freedom Industries chemical spill in West Virginia and the preliminarily approved global class action settlement agreement related to this chemical spill;

•	our ability to appropriately maintain current infrastructure, including our operational and information technology (“IT”) systems, and manage the expansion of our business;

•
exposure or infiltration of our critical infrastructure, operational technology and IT systems, including the disclosure of sensitive or confidential information contained therein, through physical or cyber attacks or other disruptions;

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
These forward-looking statements are qualified by, and should be read together with, the risk factors and other statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”), and in this Form 10-Q, and you should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements we make speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, we do not have any obligation, and we specifically disclaim any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for us to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on our businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Property, plant and equipment	$20,946	$19,954
Accumulated depreciation	(5,265)	(4,962)
Property, plant and equipment, net	15,681	14,992
Current assets:
Cash and cash equivalents	93	75
Restricted funds	28	20
Accounts receivable, net	312	269
Unbilled revenues	234	263
Materials and supplies	42	39
Other	151	118
Total current assets	860	784
Regulatory and other long-term assets:
Regulatory assets	1,374	1,289
Goodwill	1,373	1,345
Other	73	72
Total regulatory and other long-term assets	2,820	2,706
TOTAL ASSETS	$19,361	$18,482
The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 182,437,980 and 181,798,555 shares issued, respectively)	$2	$2
Paid-in-capital	6,423	6,388
Accumulated deficit	(573)	(873)
Accumulated other comprehensive loss	(87)	(86)
Treasury stock, at cost (4,064,010 and 3,701,867 shares, respectively)	(247)	(213)
Total common stockholders' equity	5,518	5,218
Long-term debt	6,672	5,749
Redeemable preferred stock at redemption value	9	10
Total long-term debt	6,681	5,759
Total capitalization	12,199	10,977
Current liabilities:
Short-term debt	103	849
Current portion of long-term debt	687	574
Accounts payable	144	154
Accrued liabilities	498	609
Taxes accrued	61	31
Interest accrued	103	63
Other	151	112
Total current liabilities	1,747	2,392
Regulatory and other long-term liabilities:
Advances for construction	279	300
Deferred income taxes, net	2,862	2,596
Deferred investment tax credits	23	23
Regulatory liabilities	408	403
Accrued pension expense	421	419
Accrued postretirement benefit expense	84	87
Other	74	67
Total regulatory and other long-term liabilities	4,151	3,895
Contributions in aid of construction	1,264	1,218
Commitments and contingencies (see Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$19,361	$18,482
The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues	$936	$930	$2,536	$2,500
Operating expenses:
Operation and maintenance	324	432	1,010	1,131
Depreciation and amortization	128	119	378	350
General taxes	61	65	192	195
Gain on asset dispositions and purchases	(7)	(5)	(9)	(8)
Total operating expenses, net	506	611	1,571	1,668
Operating income	430	319	965	832
Other income (expense):
Interest, net	(89)	(81)	(259)	(242)
Loss on early extinguishment of debt	(6)	—	(6)	—
Other, net	5	5	11	14
Total other income (expense)	(90)	(76)	(254)	(228)
Income before income taxes	340	243	711	604
Provision for income taxes	137	95	284	237
Net income attributable to common stockholders	$203	$148	$427	$367

Basic earnings per share: (a)
Net income attributable to common stockholders	$1.14	$0.83	$2.39	$2.06
Diluted earnings per share:
Net income attributable to common stockholders	$1.13	$0.83	$2.39	$2.05
Weighted-average common shares outstanding:
Basic	178	178	178	178
Diluted	179	178	179	179
Dividends declared per common share	$0.415	$0.375	$0.83	$0.75

(a)	Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$203	$148	$427	$367
Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Actuarial loss, net of tax of $1 for the three months and $3 for the nine months ended September 30, 2017 and 2016, respectively	1	1	5	4
Foreign currency translation adjustment	—	—	(1)	—
Unrealized loss on cash flow hedges, net of tax of $(3) and $(3) for the three months and $(4) and $(10) for the nine months ended September 30, 2017 and 2016, respectively	(3)	(4)	(5)	(15)
Net other comprehensive income (loss)	(2)	(3)	(1)	(11)
Comprehensive income (loss) attributable to common stockholders	$201	$145	$426	$356
The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$427	$367
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	378	350
Deferred income taxes and amortization of investment tax credits	264	243
Provision for losses on accounts receivable	21	18
Gain on asset dispositions and purchases	(9)	(8)
Pension and non-pension postretirement benefits	44	43
Other non-cash, net	(39)	(48)
Changes in assets and liabilities:
Receivables and unbilled revenues	(34)	(83)
Pension and non-pension postretirement benefit contributions	(36)	(42)
Accounts payable and accrued liabilities	(22)	184
Other assets and liabilities, net	(8)	(79)
Net cash provided by operating activities	986	945
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(964)	(928)
Acquisitions	(10)	(29)
Proceeds from sale of assets and securities	9	5
Removal costs from property, plant and equipment retirements, net	(51)	(62)
Net funds restricted	(5)	—
Net cash used in investing activities	(1,021)	(1,014)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,382	2
Repayments of long-term debt	(334)	(20)
Net short-term borrowings with maturities less than three months	(746)	322
Proceeds from issuances of employee stock plans and DRIP	21	22
Advances and contributions for construction, net of refunds of $16 and $17, respectively	23	16
Debt issuance costs	(13)	(1)
Dividends paid	(215)	(194)
Anti-dilutive stock repurchase	(54)	(65)
Taxes paid related to employee stock plans	(11)	(12)
Net cash provided by financing activities	53	70
Net increase in cash and cash equivalents	18	1
Cash and cash equivalents as of beginning of period	75	45
Cash and cash equivalents as of end of period	$93	$46
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of end of period	$175	$182
Acquisition financed by treasury stock	$33	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2016	181.8	$2	$6,388	$(873)	$(86)	(3.7)	$(213)	$5,218
Cumulative effect of change in accounting principle	—	—	—	21	—	—	—	21
Net income attributable to common stockholders	—	—	—	427	—	—	—	427
Direct stock reinvestment and purchase plan	0.1	—	6	—	—	—	—	6
Employee stock purchase plan	—	—	5	—	—	—	—	5
Stock-based compensation activity	0.5	—	18	—	—	(0.1)	(7)	11
Acquisitions via treasury stock	—	—	6	—	—	0.4	27	33
Repurchases of common stock	—	—	—	—	—	(0.7)	(54)	(54)
Net other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Dividends	—	—	—	(148)	—	—	—	(148)
Balance as of September 30, 2017	182.4	$2	$6,423	$(573)	$(87)	(4.1)	$(247)	$5,518

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value	Paid-in-Capital	Accumulated Deficit		Shares	At Cost
Balance as of December 31, 2015	180.9	$2	$6,351	$(1,073)	$(88)	(2.6)	$(143)	$5,049
Net income attributable to common stockholders	—	—	—	367	—	—	—	367
Direct stock reinvestment and purchase plan	—	—	4	—	—	—	—	4
Employee stock purchase plan	—	—	5	—	—	—	—	5
Stock-based compensation activity	0.8	—	28	—	—	(0.1)	(6)	22
Repurchases of common stock	—	—	—	—	—	(1.0)	(65)	(65)
Net other comprehensive loss	—	—	—	—	(11)	—	—	(11)
Dividends	—	—	—	(133)	—	—	—	(133)
Balance as of September 30, 2016	181.7	$2	$6,388	$(839)	$(99)	(3.7)	$(214)	$5,238
The accompanying notes are an integral part of these consolidated financial statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited consolidated financial statements provided in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (collectively, “American Water” or the “Company”) in which a controlling interest is maintained after the elimination of intercompany accounts and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2017 and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
The Consolidated Balance Sheet as of December 31, 2016 is derived from the Company’s audited consolidated financial statements as of December 31, 2016. The unaudited consolidated financial statements and notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, due primarily to the seasonality of the Company’s operations.
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

January 1, 2017
Modified retrospective for the recognition of excess tax benefits and deficiencies; full retrospective for the classification of excess tax benefits and taxes paid on the Consolidated Statements of Cash Flows

The cumulative effect of adoption increased retained earnings by $21, with an offsetting decrease to deferred income taxes, net. Adoption also increased cash flows from operating activities and decreased cash flows from financing activities by $17 and $20 for the nine months ended September 30, 2017 and 2016, respectively, on the Consolidated Statements of Cash Flows.

The following recently issued accounting standards are not yet required to be adopted by the Company as of September 30, 2017:

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
The Company has substantially completed its evaluation and does not expect a material change. The Company continues to monitor for new interpretative guidance, which could impact the current evaluation. The Company plans to adopt using the modified retrospective method.

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
The Company will reclassify a $34 make-whole premium payment from operating activities to financing activities on its Consolidated Statements of Cash Flows upon adoption. See Note 6: Long-Term Debt in the Notes to Consolidated Financial Statements for further information regarding this make-whole premium payment.

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
The update could result in more acquisitions being accounted for as asset acquisitions. The effect on the Company’s consolidated financial statements will be dependent on the acquisitions that close subsequent to adoption.

Gains and Losses from the Derecognition of Nonfinancial Assets
Updated the guidance to clarify the accounting for gains and losses resulting from the derecognition of nonfinancial assets and partial sale of nonfinancial assets. The guidance also clarifies the definition of an in-substance nonfinancial asset.
		January 1, 2018; early adoption permitted	Full or modified retrospective	The Company does not expect the adoption to have a material impact on its consolidated financial statements. The Company plans to adopt using the modified retrospective method.
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Updated authoritative guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The remaining components of net periodic benefit cost are required to be presented separately from the service cost component in an income statement line item outside of operating income. Also, the guidance only allows for the service cost component to be eligible for capitalization. The updated guidance does not impact the accounting for net periodic benefit costs as regulatory assets or liabilities.
		January 1, 2018; early adoption permitted	Retrospective for the presentation of net periodic benefit cost components in the income statement; prospective for the capitalization of net periodic benefit costs components in total assets
The Company will reclassify net periodic benefit cost components, other than the service cost component, to other, net in the Consolidated Statements of Operations. The Company will continue to capitalize and will record net periodic benefit costs probable of recovery from customers as a regulatory asset or liability, other than the service cost components.

Accounting for Leases
Updated the accounting and disclosure guidance for leasing arrangements. Under this guidance, a lessee will be required to recognize the following for all leases, excluding short-term leases, at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the guidance, lessor accounting is largely unchanged.

		January 1, 2019; early adoption permitted	Modified retrospective	The Company is evaluating the effect on its consolidated financial statements.

Standard	Description	Date of Adoption	Permitted Application	Estimated Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting for Hedging Activities
Updated the accounting and disclosure guidance for hedging activities, which allows for more financial and nonfinancial hedging strategies to be eligible for hedge accounting. Under this guidance, a qualitative effectiveness assessment is permitted for certain hedges if an entity can reasonably support an expectation of high effectiveness throughout the term of the hedge, provided that an initial quantitative test establishes that the hedge relationship is highly effective. Also, for cash flow hedges determined to be highly effective, all changes in the fair value of the hedging instrument will be recorded in other comprehensive income with a subsequent reclassification to earnings when the hedged item impacts earnings.

		January 1, 2019; early adoption permitted	Modified retrospective for adjustments related to the measurement of ineffectiveness for cash flow hedges; prospective for the updated presentation and disclosure requirements
The Company does not expect the adoption to have a material impact on its consolidated financial statements based on the hedges held as of the balance sheet date. The Company is evaluating the timing of adoption.

Simplification of Goodwill Impairment Testing
Updated authoritative guidance which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in the update, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
		January 1, 2020; early adoption permitted	Prospective	The Company is evaluating the impact on its consolidated financial statements, as well as the timing of adoption.
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
		January 1, 2020; early adoption permitted	Modified retrospective	The Company is evaluating the impact on its consolidated financial statements, as well as the timing of adoption.
Note 3: Acquisitions
During the nine months ended September 30, 2017, the Company closed on 14 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $43. Included in this total was the Company’s acquisition of all the outstanding capital stock of the Shorelands Water Company, Inc. on April 3, 2017, for total consideration of $33, in the form of approximately 0.4 shares of the Company’s common stock. Assets acquired in the aforementioned acquisitions, principally utility plant, totaled $40. Liabilities assumed totaled $23, including $10 of contributions in aid of construction and assumed debt of $7. The Company recorded additional goodwill of $28 associated with three of the acquisitions, which is reported in the Company’s Regulated Businesses segment, and recognized a bargain purchase gain of $2 associated with one of the acquisitions. The preliminary purchase price allocations related to these acquisitions will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.
During the first quarter of 2017, the Company made a non-escrowed deposit of $2 related to the asset purchase agreement to acquire substantially all of the wastewater collection and treatment system assets of the Municipal Authority of the City of McKeesport, Pennsylvania for approximately $159. On October 26, 2017, a joint petition for settlement of this acquisition was approved by the Pennsylvania Public Utility Commission. The closing of this acquisition is subject to the satisfaction of various conditions and covenants. The Company expects to close this acquisition by the end of 2017.

Note 4: Stockholders’ Equity
Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2017 and 2016, respectively:

	Defined Benefit Plans			Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Beginning balance as of December 31, 2016	$(147)	$1	$42	$2	$16	$(86)
Other comprehensive loss before reclassifications	—	—	—	(1)	(5)	(6)
Amounts reclassified from accumulated other comprehensive loss	—	—	5	—	—	5
Net other comprehensive income (loss)	—	—	5	(1)	(5)	(1)
Ending balance as of September 30, 2017	$(147)	$1	$47	$1	$11	$(87)

Beginning balance as of December 31, 2015	$(126)	$1	$36	$2	$(1)	$(88)
Other comprehensive loss before reclassifications	—	—	—	—	(15)	(15)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	—	4
Net other comprehensive income (loss)	—	—	4	—	(15)	(11)
Ending balance as of September 30, 2016	$(126)	$1	$40	$2	$(16)	$(99)
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
Anti-dilutive Stock Repurchase Program
During the nine months ended September 30, 2017, the Company repurchased 0.7 shares of common stock in the open market at an aggregate cost of $54 under the anti-dilutive stock repurchase program authorized by the Company’s Board of Directors in 2015. As of September 30, 2017, there were 6.1 shares of common stock available for repurchase under the program.
Note 5: Stock Based Compensation
On May 12, 2017, the Company’s stockholders approved the American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan (the “2017 Omnibus Plan”). A total of 7.2 shares of common stock may be issued under the 2017 Omnibus Plan. The 2017 Omnibus Plan provides that grants of awards may be in any of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, stock units, stock awards, other stock-based awards and dividend equivalents, which may be granted only on stock units or other stock-based awards.

Note 6: Long-Term Debt
The following long-term debt was issued during the nine months ended September 30, 2017:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp. (a)	Senior Notes	2.95%-3.75%	2027-2047	$1,350
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-3.92%	2020-2036	21
Other American Water subsidiaries	Term Loan	4.48%-4.98%	2021	11
Total issuances				$1,382

(a)
American Water Capital Corp. (“AWCC”), which is a wholly owned subsidiary of the Company, has a support agreement with the Company that, under certain circumstances, is the functional equivalent of a parent company guarantee. This indebtedness is considered “debt” for purposes of this support agreement.

The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the nine months ended September 30, 2017:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Senior Notes	5.62%-5.77%	2018-2021	$319
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.38%	2017-2041	12
Other American Water subsidiaries	Term Loan	4.48%-4.98%	2021	1
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$334
On August 10, 2017, AWCC completed a $1,350 debt offering which included the sale of $600 aggregate principal amount of its 2.95% Senior Notes due in 2027 and $750 aggregate principal amount of its 3.75% Senior Notes due in 2047. At the closing of the offering, AWCC received, after deduction of underwriting discounts and debt issuance costs, $1,333. On September 13, 2017, AWCC used proceeds from the offering to: (i) prepay $138 of its outstanding 5.62% Series C Senior Notes due December 21, 2018 (“Series C Senior Notes”) and $181 of its outstanding 5.77% Series D Senior Notes due December 21, 2021 (“Series D Senior Notes”); (ii) repay commercial paper obligations; and (iii) for general corporate purposes. Subsequently, AWCC used proceeds from the offering to repay at maturity, $524 of its 6.085% Senior Notes on October 15, 2017. In addition, the Company repaid $33 of 7.08% subsidiary debt at maturity on November 1, 2017.
As a result of AWCC’s prepayment of the Series C and Series D Senior Notes and payment of a make-whole premium to the holders thereof of $34, the Company recorded an early debt extinguishment charge of $6, which was associated with the portion of the debt allocable to the Company’s parent. Substantially all of the early debt extinguishment costs allocable to the Company’s utility subsidiaries were recorded as regulatory assets that the Company believes are probable of recovery in future rates.
On August 7, 2017, the Company terminated four forward starting swap agreements with an aggregate notional amount of $300, realizing a gain of $19 to be amortized through interest, net over 30 years. The Company has one remaining forward starting swap agreement, which was entered into on February 8, 2017, with a notional amount of $100 to reduce interest rate exposure for a portion of the expected refinancing of AWCC’s Series C Senior Notes. This forward starting swap agreement terminates in November 2018 and has an average fixed rate of 2.67%. The Company has designated this forward starting swap agreement as a cash flow hedge with its fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
The Company has an interest rate swap to hedge $100 of its 6.085% Senior Notes maturing in the fourth quarter of 2017. The Company pays variable interest of six-month LIBOR plus 3.422% and has designated this interest rate swap as a fair value hedge accounted for at fair value with gains or losses, as well as the offsetting gains or losses on the hedged item, recognized in interest, net. The net gain and loss recognized by the Company for the three and nine months ended September 30, 2017 and 2016 was de minimis. This interest rate swap matured on October 15, 2017.

The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $6. The Company has designated these interest rate swaps as economic hedges accounted for at fair value with gains or losses deferred as a regulatory asset or regulatory liability. The net gain recognized by the Company for the three and nine months ended September 30, 2017 and 2016 was de minimis.
No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2017 and 2016.
The following table provides a summary of the gross fair value for the Company’s derivative asset and liabilities, as well as the location of the asset and liability balances in the Consolidated Balance Sheets:

Derivative Instruments	Derivative Designation	Balance Sheet Classification	September 30, 2017	December 31, 2016
Asset Derivative
Forward starting swaps	Cash flow hedge	Other current assets	$—	$27
Interest rate swap	Fair value hedge	Other current assets	—	1

Liability Derivative
Interest rate swap	Fair value hedge	Current portion of long-term debt	$—	$1
Forward starting swaps	Cash flow hedge	Other long-term liabilities	2	—
Note 7: Income Taxes
The Company’s effective income tax rate was 40.3% and 39.1% for the three months ended September 30, 2017 and 2016, respectively, and 39.9% and 39.2% for the nine months ended September 30, 2017 and 2016, respectively.
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
On July 7, 2017, the State of Illinois enacted legislation that increased, effective July 1, 2017, the state income tax rate on the Company’s taxable income attributable to Illinois from 7.75% to 9.5%. As a result of the legislative change, the Company was required to re-measure its cumulative deferred tax balances using the higher state income tax rate in the third quarter of 2017. This change in legislation was the primary cause of the increase to the Company’s unitary deferred tax liability of $7. The portion of this increase related to the Company’s Illinois subsidiary calculated on a stand-alone basis was $4, and was offset by a regulatory asset, as the Company believes it is probable of recovery in future rates. The remaining increase in the deferred tax liability was recorded at the consolidated level, resulting in a non-cash, cumulative charge of $3 during the third quarter of 2017.

Note 8: Pension and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic pension benefit cost
Service cost	$8	$8	$25	$24
Interest cost	20	20	60	60
Expected return on plan assets	(23)	(24)	(70)	(72)
Amortization of actuarial loss	9	7	27	21
Net periodic pension benefit cost	$14	$11	$42	$33

Components of net periodic other postretirement benefit cost
Service cost	$3	$3	$8	$9
Interest cost	7	7	20	22
Expected return on plan assets	(7)	(7)	(20)	(20)
Amortization of prior service credit	(5)	(3)	(14)	(4)
Amortization of actuarial loss	3	1	8	3
Net periodic other postretirement benefit cost	$1	$1	$2	$10
The Company made contributions for the funding of its defined benefit pension plans of $11 and $8 for the three months ended September 30, 2017 and 2016, respectively, and $31 and $25 for the nine months ended September 30, 2017 and 2016, respectively, and expects to contribute $9 during the remainder of 2017. In addition, the Company made contributions for the funding of its other postretirement plans of $2 and $6 for the three months ended September 30, 2017 and 2016, respectively, and $5 and $17 for the nine months ended September 30, 2017 and 2016, respectively, and expects to contribute $1 during the remainder of 2017.
Note 9: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of September 30, 2017, the Company has accrued approximately $139 of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $27. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 9, will not have a material adverse effect on the Company.
West Virginia Elk River Freedom Industries Chemical Spill
Background
On January 9, 2014, a chemical storage tank owned by Freedom Industries, Inc. leaked two substances, 4-methylcyclohexane methanol, or “MCHM”, and PPH/DiPPH, a mix of polyglycol ethers, into the Elk River near the West Virginia-American Water Company (“WVAWC”) treatment plant intake in Charleston, West Virginia. After having been alerted to the leak of MCHM by the West Virginia Department of Environmental Protection (“DEP”), WVAWC took immediate steps to gather more information about MCHM, augment its treatment process as a precaution, and begin consultations with federal, state and local public health officials. As soon as possible after it was determined that the augmented treatment process would not fully remove the MCHM, a joint decision was reached in consultation with the West Virginia Bureau for Public Health to issue a “Do Not Use” order for all of its approximately 93,000 customer accounts in parts of nine West Virginia counties served by the Charleston treatment plant. By January 18, 2014, none of WVAWC’s customers were subject to the Do Not Use order.

Following the Freedom Industries chemical spill, numerous lawsuits were filed against WVAWC and certain other Company affiliated entities (collectively, the “American Water Defendants”) with respect to this matter in the U.S. District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties, and to date, 74 cases remain pending. Four of the cases pending before the U.S. district court were consolidated for purposes of discovery, and an amended consolidated class action complaint for those cases (the “Federal action”) was filed in December 2014 by several plaintiffs. On January 28, 2016, all of the then-filed state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings, which have been stayed pending the negotiation by the parties and approval by the court in the Federal action of a global agreement to settle all of such cases, as described below. On July 7, 2016, the court in the Federal action scheduled trial to begin on October 25, 2016, but the court has granted several continuances of the trial, which is currently postponed indefinitely in light of the preliminarily approved global settlement agreement described below. The Mass Litigation Panel has also stayed its proceedings until January 23, 2018.
Preliminary Approval of WVAWC Global Class Action Litigation Settlement
On October 31, 2016, the court in the Federal action approved the preliminary principles, terms and conditions of a binding global agreement in principle to settle claims among the American Water Defendants, and all class members, putative class members, claimants and potential claimants, arising out of the Freedom Industries chemical spill. On April 27, 2017, the parties filed with the court in the Federal action a proposed settlement agreement providing details of the terms of the settlement of these matters and requesting that the court in the Federal action grant preliminary approval of such settlement. On July 6, 2017, the court in the Federal action issued an opinion denying without prejudice the joint motion for preliminary approval of the Settlement. On August 25, 2017, the parties filed a proposed amended settlement agreement and related materials addressing the matters set forth in the July 6, 2017 order.
On September 21, 2017, the court in the Federal action issued an order granting preliminary approval of a settlement class and proposed class action settlement (the “Settlement”) with respect to claims against the American Water Defendants by all putative class members (collectively, the “Plaintiffs”) for all claims and potential claims arising out of the Freedom Industries chemical spill. The Settlement proposes a global resolution of all federal and state litigation and potential claims against the American Water Defendants and their insurers. Under the terms and conditions of the Settlement and the proposed amended settlement agreement, the American Water Defendants have not admitted, and will not admit, any fault or liability for any of the allegations made by the Plaintiffs in any of the actions to be resolved. Under federal class action rules, a claimant may elect to opt out of the final Settlement, in which case such claimant will not receive any benefit from or be bound by the terms of the Settlement. The American Water Defendants would have the right to withdraw from the Settlement if more than a certain number of putative class members opt out of the Settlement. The deadline imposed by the court in the Federal action for any Plaintiff to opt out of the Settlement or file an objection to the Settlement is December 8, 2017.
The proposed aggregate pre-tax amount of the Settlement is $126, of which $43 would be contributed by WVAWC, and the remainder would be contributed by certain of the Company’s general liability insurance carriers. The WVAWC contribution was reduced from $65 to $43 ($26 after tax) due to a settlement in the third quarter of 2017 with another of the Company’s general liability insurance carriers, as discussed below. The Company has general liability insurance under a series of policies underwritten by a number of individual carriers. Two of these insurance carriers, which provide an aggregate of $50 in insurance coverage to the Company under these policies, had been originally requested to participate in the Settlement at the time of the initial filing of the binding agreement in principle with the court in the Federal action, but did not agree to do so at that time. WVAWC filed a lawsuit against one of these carriers alleging that the carrier’s failure to agree to participate in the Settlement constituted a breach of contract. On September 19, 2017, the Company and the insurance carrier settled this lawsuit for $22, out of a maximum of $25 in potential coverage under the terms of the relevant policy, in exchange for a full release by the Company and WVAWC of all claims against the insurance carrier related to the Freedom Industries chemical spill. WVAWC and the settling insurer have agreed to stay this litigation pending final approval of the Settlement. The Company and WVAWC continue to pursue vigorously their rights to insurance coverage for contributions by WVAWC to the Settlement in mandatory arbitration with the remaining non-participating carrier. This arbitration proceeding remains pending.
The proposed Settlement would establish a two-tier settlement fund for the payment of claims, comprised of (i) a simple claim fund, which is also referred to as the “guaranteed fund,” of $76, of which $29 will be contributed by WVAWC, including insurance deductibles, and $47 would be contributed by two of the Company’s general liability insurance carriers, and (ii) an individual review claim fund of up to $50, of which up to $14 would be contributed by WVAWC and up to $36 would be contributed by a number of the Company’s general liability insurance carriers. Separately, up to $25 would be contributed to the guaranteed fund by another defendant to the Settlement. If any final approval order by the court in the Federal action with respect to the Settlement is appealed and such appeal would delay potential payment to claimants under the Settlement, WVAWC and the other defendant to the Settlement will contribute up to $50 and $25, respectively, to the Settlement (not including, in the case of WVAWC, any contributions by the Company’s general liability insurance carriers which would not be made until such time as a final, non-appealable order is issued) into an escrow account during the pendency of such appeals. For certain claims, WVAWC and the other defendant to the Settlement may, in lieu of these escrowed contributions, make advance payments of such claims if agreed to by the parties. All administrative expenses of the Settlement and attorneys’ fees of class counsel related thereto would be paid from the funds designated to pay claims covered by the Settlement.

As a result of these events, in the third quarter of 2016, the Company recorded a charge to earnings, net of insurance receivables, of $65 ($39 after-tax). Additionally, in the third quarter of 2017, the Company recorded a benefit of $22 ($13 after-tax) as an additional insurance receivable reflecting the settlement with the insurance carrier described above. The settlement amount of $126 is reflected in Accrued Liabilities and the offsetting insurance receivables are reflected in Other Current Assets in the Consolidated Balance Sheet as of September 30, 2017. The Company intends to fund WVAWC’s contributions to the Settlement through existing sources of liquidity, although no contribution by WVAWC will be required unless and until the terms of the Settlement are finally approved by the court in the Federal action. Furthermore, under the terms of the Settlement, WVAWC has agreed that it will not seek rate recovery from the Public Service Commission of West Virginia for approximately $4 in direct response costs expensed in 2014 by WVAWC relating to the Freedom Industries chemical spill as well as for amounts paid by WVAWC under the Settlement.
The Company’s insurance policies operate under a layered structure where coverage is generally provided in the upper layers after claims have exhausted lower layers of coverage. The $36 to be contributed by a number of the Company’s general liability insurance carriers to the individual review claim fund, as noted above, is from higher layers of the insurance structure than the insurance carrier that was requested, but presently has not agreed, to participate in the Settlement. Any recovery by WVAWC or the Company from the remaining non-participating carrier would reimburse WVAWC for its contributions to the guaranteed fund.
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
On March 28, 2017, the administrative law judge assigned to the proceeding issued a ruling stating there was sufficient evidence to conclude, on a preliminary basis, that Cal Am’s administration of the residential tariff violated certain provisions of the California Public Utilities Code and a CPUC decision. The ruling ordered Cal Am to show cause why it should not be penalized for these administrative violations and directed the settling parties to address whether the cost recovery waiver in the Joint Settlement Agreement was reasonable compared to a potential penalty range described by the administrative law judge. During hearings held on April 13-14, 2017, the administrative law judge clarified that this potential penalty range is $3 to $179 (calculated as a continuing violation dating back to 2000 and applying penalties of up to $20 thousand per day until January 1, 2012 and penalties of up to $50 thousand per day thereafter, reflecting a 2012 change to the relevant statute). The administrative law judge also noted that a per diem penalty may not be appropriate, as Cal Am’s monthly billing practices did not allow Cal Am to update customer-provided information for billing purposes on a daily basis. Hearings before the administrative law judge in this matter occurred in August and September 2017. Cal Am also submitted additional testimony on the issue of whether Cal Am should be penalized, and if so, the reasonable amount of any such penalty. A subsequent hearing in this proceeding is currently scheduled for November 27, 2017.
As of September 30, 2017, the portions of this loss contingency that are probable and/or reasonable possible have been determined to be immaterial to the Company and have been included in the aggregate maximum amounts described above in the first paragraph of “Contingencies” in this Note 9.
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

On June 2, 2017, a class action complaint was filed in West Virginia Circuit Court in Kanawha County against WVAWC on behalf of a purported class of residents and business owners who lost water service or pressure as a result of the Dunbar main break. The complaint alleges breach of contract by WVAWC for failure to supply water, violation of West Virginia law regarding the sufficiency of WVAWC’s facilities and negligence by WVAWC in the design, maintenance and operation of the water system. The plaintiffs seek unspecified alleged damages on behalf of the class for lost profits, annoyance and inconvenience, and loss of use, as well as punitive damages for willful, reckless and wanton behavior in not addressing the risk of pipe failure and a large outage.
On October 12, 2017, WVAWC filed with the court a motion seeking to dismiss all of the plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserts that the Public Service Commission of West Virginia, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. This motion remains pending.
The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint. WVAWC is vigorously defending itself against these allegations. Given the current stage of this proceeding, the Company cannot reasonably estimate the amount of any reasonably possible losses or a range of such losses related to this proceeding.
Note 10: Earnings per Common Share
The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income attributable to common stockholders	$203	$148	$427	$367

Denominator
Weighted-average common shares outstanding—Basic	178	178	178	178
Effect of dilutive common stock equivalents	1	—	1	1
Weighted-average common shares outstanding—Diluted	179	178	179	179
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

The carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments were as follows:

	Carrying Amount	At Fair Value as of September 30, 2017
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$11	$—	$—	$15	$15
Long-term debt (excluding capital lease obligations)	7,357	5,375	990	1,867	8,232

	Carrying Amount	At Fair Value as of December 31, 2016
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$12	$—	$—	$15	$15
Long-term debt (excluding capital lease obligations)	6,320	3,876	1,363	1,805	7,044
Recurring Fair Value Measurements
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level in the fair value hierarchy:

	At Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	14	—	—	14
Deposits	4	—	—	4
Other investments	4	—	—	4
Total assets	51	—	—	51

Liabilities:
Deferred compensation obligations	16	—	—	16
Mark-to-market derivative liabilities	—	2	—	2
Total liabilities	16	2	—	18
Total net assets (liabilities)	$35	$(2)	$—	$33

	At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$24	$—	$—	$24
Rabbi trust investments	12	—	—	12
Deposits	3	—	—	3
Mark-to-market derivative assets	—	28	—	28
Other investments	1	—	—	1
Total assets	40	28	—	68

Liabilities:
Deferred compensation obligations	13	—	—	13
Total liabilities	13	—	—	13
Total net assets (liabilities)	$27	$28	$—	$55

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations and maintenance projects. The proceeds of these financings are held in escrow until the designated expenditures are incurred. Long-term restricted funds of $1 and $4 were included in other long-term assets as of September 30, 2017 and December 31, 2016, respectively.
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
Note 12: Segment Information
The Company conducts its business primarily through one reportable segment, the Regulated Businesses segment. The Company also operates several businesses that provide a broad range of related and complementary water and wastewater services in four operating segments that individually do not meet the criteria of a reportable segment in accordance with GAAP. These four non-reportable operating segments are collectively presented as the Company’s “Market-Based Businesses.” “Other” includes corporate costs that are not allocated to the Company’s operating segments, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to acquisitions that have not been allocated to the operating segments for evaluation of performance and allocation of resource purposes. The following tables include the Company’s summarized segment information:

	As of or for the Three Months Ended September 30, 2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$842	$100	$(6)	$936
Depreciation and amortization	121	5	2	128
Total operating expenses, net	433	80	(7)	506
Interest, net	(67)	1	(23)	(89)
Income before income taxes	347	21	(28)	340
Provision for income taxes	135	7	(5)	137
Net income attributable to common stockholders	212	14	(23)	203
Total assets	17,390	600	1,371	19,361

	As of or for the Three Months Ended September 30, 2016
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$826	$109	$(5)	$930
Depreciation and amortization	111	4	4	119
Total operating expenses, net	521	98	(8)	611
Interest, net	(64)	—	(17)	(81)
Income before income taxes	246	12	(15)	243
Provision for income taxes	94	5	(4)	95
Net income attributable to common stockholders	152	7	(11)	148
Total assets	16,020	545	1,406	17,971

	As of or for the Nine Months Ended September 30, 2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,247	$306	$(17)	$2,536
Depreciation and amortization	357	13	8	378
Total operating expenses, net	1,327	263	(19)	1,571
Interest, net	(200)	2	(61)	(259)
Income before income taxes	731	46	(66)	711
Provision for income taxes	285	17	(18)	284
Net income attributable to common stockholders	446	29	(48)	427
Total assets	17,390	600	1,371	19,361

	As of or for the Nine Months Ended September 30, 2016
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,176	$338	$(14)	$2,500
Depreciation and amortization	328	11	11	350
Total operating expenses, net	1,385	300	(17)	1,668
Interest, net	(191)	1	(52)	(242)
Income before income taxes	610	44	(50)	604
Provision for income taxes	236	18	(17)	237
Net income attributable to common stockholders	374	26	(33)	367
Total assets	16,020	545	1,406	17,971

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Financial Results
Highlights of our diluted earnings per share and adjusted diluted earnings per share (a non-GAAP measure) for the three and nine months ended September 30, 2017 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Diluted earnings per share (GAAP):
Net income attributable to common stockholders	$1.13	$0.83	$2.39	$2.05
Non-GAAP adjustments:
Impact of Freedom Industries settlement activities	(0.12)	0.36	(0.12)	0.36
Income tax impact	0.05	(0.14)	0.05	(0.14)
Net non-GAAP adjustment	(0.07)	0.22	(0.07)	0.22

Early debt extinguishment at the parent company	0.03	—	0.03	—
Income tax impact	(0.01)	—	(0.01)	—
Net non-GAAP adjustment	0.02	—	0.02	—

Total net non-GAAP adjustments	(0.05)	0.22	(0.05)	0.22

Adjusted diluted earnings per share (non-GAAP)	$1.08	$1.05	$2.34	$2.27
For the three months ended September 30, 2017, net income attributable to common stockholders was $1.13 per diluted share, an increase of $0.30 per diluted share, or 36.1%, over the same period in 2016. Included in the 2017 amount was an after-tax benefit of $13 million, or $0.07 per diluted share, resulting from an insurance settlement with one of our general liability insurance carriers related to the Freedom Industries matter and an after-tax charge of $4 million, or $(0.02) per diluted share, resulting from an early debt extinguishment charge at the parent company. Included in the 2016 amount was an after-tax charge of $39 million, or $(0.22) per diluted share, resulting from the binding global agreement in principle to settle claims associated with the Freedom Industries chemical spill.

Excluding these items, adjusted diluted earnings per share (a non-GAAP measure) was $1.08 for the three months ended September 30, 2017, an increase of $0.03 per diluted share, or 2.9% over the same period in 2016. This increase was primarily due to continued growth in our Regulated Businesses segment, largely driven by infrastructure investment, acquisitions and organic growth, combined with growth in our Market-Based Businesses from our Homeowner Services Group. These increases were partially offset by warmer weather in the third quarter of 2016 and a discrete tax adjustment recorded at the parent company associated with legislative changes in the State of Illinois impacting state tax apportionment.
For the nine months ended September 30, 2017, net income attributable to common stockholders was $2.39 per diluted share, an increase of $0.34 per diluted share, or 16.6% over the same period in 2016. Included in the 2017 amount was an after-tax benefit of $13 million, or $0.07 per diluted share, resulting from an insurance settlement with one of our general liability insurance carriers related to the Freedom Industries matter and an after-tax charge of $4 million, or $(0.02) per diluted share, resulting from an early debt extinguishment charge at the parent company. Included in the 2016 amount was an after-tax charge of $39 million, or $(0.22) per diluted share, resulting from the binding global agreement in principle to settle claims associated with the Freedom Industries chemical spill.
Excluding these items, adjusted diluted earnings per share (a non-GAAP measure) was $2.34 for the nine months ended September 30, 2017, an increase of $0.07 per diluted share, or 3.1%, over the same period in 2016. This increase was primarily due to continued growth in our Regulated Businesses segment, largely driven by infrastructure investment, acquisitions and organic growth, combined with growth in our Market-Based Businesses from our Homeowner Services Group. These increases were partially offset by overall warmer weather in 2016 and two discrete tax adjustments recorded at the parent company associated with legislative changes in the States of New York and Illinois impacting state tax apportionment.
Adjusted diluted earnings per share represents a non-GAAP financial measure and means diluted earnings per share, calculated in accordance with U.S. GAAP, excluding the impact of (1) the September 2017 insurance settlement related to the Freedom Industries chemical spill, (2) the debt extinguishment charge incurred in September 2017 with respect to the early extinguishment of debt allocated to the parent company and (3) the October 2016 binding global agreement in principle to settle claims related to the Freedom Industries chemical spill. We believe that this non-GAAP measure provides investors with useful information by excluding certain matters that may not be indicative of our ongoing operating results, and that providing this non-GAAP measure will allow investors to understand better our businesses’ operating performance and facilitate a meaningful year-to-year comparison of our results of operations. Although management uses this non-GAAP financial measure internally to evaluate our results of operations, we do not intend results excluding the adjustments to represent results as defined by U.S. GAAP, and the reader should not consider them as indicators of performance. This non-GAAP financial measure is derived from our consolidated financial information but is not presented in our financial statements prepared in accordance with U.S. GAAP, and thus it should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure as defined and used above may not be comparable to similarly titled non-GAAP measures used by other companies, and, accordingly, it may have significant limitations on its use.
Focusing on Central Themes
For 2017, our focus continues to be anchored on our five central themes: 1) Safety, 2) Customers, 3) People, 4) Growth and 5) Technology and Operational Efficiency. We continue our focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our stockholders. Additionally, we continue to execute on our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made during the first nine months of 2017 with respect to growth and improvement in our operational efficiency ratio is described below.
Growth—Infrastructure improvements, acquisitions and strategic capital investments
During the first nine months of 2017, we made capital investments of approximately $1.0 billion, focused in two key areas:

•	$963 million of which the majority was in our Regulated Businesses segment for infrastructure improvements; and

•
$43 million to fund acquisitions in our Regulated Businesses segment, which added approximately 16,000 water and wastewater customers. This includes the acquisition on April 3, 2017, of all the outstanding capital stock of Shorelands Water Company, Inc. (“Shorelands”), for total consideration of $33 million in the form of 438,211 shares of our common stock. Shorelands, which is now a part of our New Jersey subsidiary, provides water service to approximately 11,000 customers in Monmouth County, New Jersey.

For the full year of 2017, our capital investment, including regulated acquisitions, is expected to be approximately $1.65 billion.

Included in this range is the asset purchase agreement signed by our Pennsylvania subsidiary to acquire substantially all of the wastewater collection and treatment system assets of the Municipal Authority of the City of McKeesport, Pennsylvania for approximately $159 million, subject to certain adjustments provided in the agreement. The system currently represents approximately 22,000 wastewater customers. In connection with the execution of this agreement, $7 million in non-escrowed deposits have been made to the seller. On October 26, 2017, the Pennsylvania Public Utility Commission approved a joint petition for settlement of this acquisition. The closing of this acquisition is subject to the satisfaction of various conditions and covenants.  We are expecting to close this acquisition by the end of 2017.
On September 29, 2017, our Military Services Group was awarded a contract for ownership, operation and maintenance of the water and wastewater systems at Wright-Patterson Air Force Base, the largest single-site employer in the state of Ohio. The contract award includes estimated revenues of approximately $490 million over a 50-year period, subject to an annual economic price adjustment. With the addition of this base, our backlog of revenue associated with our military contracts is approximately $3.5 billion over their remaining contract terms.
Technology & Operational Efficiency—Continuing Improvement in Adjusted Operation and Maintenance (“O&M”) Efficiency Ratio for our Regulated Businesses
We continued to improve on our adjusted O&M efficiency ratio (a non-GAAP measure). Our adjusted O&M efficiency ratio for the twelve months ended September 30, 2017 was 34.2%, compared to 34.9% for the twelve months ended September 30, 2016. The improvement in this ratio for the twelve months ended September 30, 2017, as compared to the same period in 2016, was primarily attributable to an increase in regulated operating revenue.
Our adjusted O&M efficiency ratio is defined as our regulated operation and maintenance expenses divided by regulated operating revenues, where both operation and maintenance expenses and operating revenues were adjusted to eliminate purchased water expense. Additionally, from operation and maintenance expenses, we excluded the allocable portion of non-operation and maintenance support services cost, mainly depreciation and general taxes, that are reflected in our Regulated Businesses segment as operation and maintenance expenses but for consolidated financial reporting purposes are categorized within other line items in the accompanying Consolidated Statements of Operations. In addition to the standard adjustments to our adjusted O&M efficiency ratio, for 2016 and 2017, we have also excluded from operation and maintenance expenses the impact of certain Freedom Industries chemical spill settlement activities. We excluded all the above items from the calculation as we believe such items are not reflective of management’s ability to increase efficiency of our regulated operations.
We evaluate our operating performance using this ratio because we believe it directly measures improvement in the efficiency of our regulated operations. This information is intended to enhance an investor’s overall understanding of our operating performance. Our adjusted O&M efficiency ratio is not a GAAP financial measure, may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report.

The following table provides the calculation of our adjusted O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of our adjusted O&M efficiency ratio, for the twelve months ended September 30, 2017 as compared to the same period in 2016:

	For the twelve months ended September 30,
(In millions)	2017	2016
Total operation and maintenance expenses	$1,383	$1,511
Less:
Operation and maintenance expenses—Market-Based Businesses	334	391
Operation and maintenance expenses—Other	(46)	(42)
Total operation and maintenance expenses—Regulated Businesses	1,095	1,162
Less:
Regulated purchased water expenses	124	120
Allocation of non-operation and maintenance expenses	29	29
Impact of Freedom Industries settlement activities (a)	(22)	65
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$964	$948

Total operating revenues	$3,338	$3,283
Less:
Operating revenues—Market-Based Businesses	419	464
Operating revenues—Other	(23)	(17)
Total regulated operating revenues—Regulated Businesses	2,942	2,836
Less:
Regulated purchased water revenues (b)	124	120
Adjusted operating revenues—Regulated Businesses (ii)	$2,818	$2,716

Adjusted operation and maintenance efficiency ratio—Regulated Businesses (i) / (ii)	34.2%	34.9%

(a)	Includes binding agreement in principle in 2016 and settlement with general liability insurance carrier in 2017.

(b)	Calculation assumes purchased water revenues approximate purchased water expenses.

Regulatory Matters
The table below provides annualized incremental revenues resulting from rate authorizations that became effective during the nine months ended September 30, 2017 for general rate cases, assuming a constant water sales volume, and infrastructure surcharge mechanisms. There were no rate authorizations that became effective during the three months ended September 30, 2017.

(In millions)	For the Nine Months Ended September 30, 2017
General rate cases by state:
New York (effective June 1, 2017)	$4
Virginia (a)	5
Iowa (effective March 27, 2017)	4
California (effective January 13, 2017 - February 2, 2017)	5
Illinois (effective January 1, 2017)	25
Total general rate cases	$43

Infrastructure surcharges by state:
New Jersey (effective June 1, 2017)	$10
Indiana (effective March 22, 2017)	8
Tennessee (effective March 14, 2017)	2
Pennsylvania (effective January 1, 2017)	1
West Virginia (effective January 1, 2017)	2
Total infrastructure surcharges	$23

(a)	The effective date of the rate order was May 24, 2017, authorizing the implementation of interim rates as of April 1, 2016.
Pending General Rate Case and Cost of Capital Filings
During the second quarter of 2017, our Pennsylvania subsidiary filed a general rate case requesting $108 million in additional annualized water and wastewater revenues. On October 16, 2017, a proposed settlement agreement was entered into by our Pennsylvania subsidiary and the other parties to the proceeding, providing for additional annualized water and wastewater revenues of $62 million, subject to approval by the administrative law judges assigned to the case and the PaPUC.
On September 15, 2017, our New Jersey subsidiary filed a general rate case requesting $129 million in additional annualized water and wastewater revenues.
On June 30, 2017, our Missouri subsidiary filed a general rate case requesting $84 million in additional annualized water and wastewater revenues.
On April 3, 2017, our California subsidiary filed an application requesting a cost of capital of 8.49%, compared to 8.41% currently authorized. The results of this proceeding will not become effective until January 2018.
During the third quarter of 2016, our California subsidiary filed a general rate case requesting $35 million in additional annualized revenues and an increase of $8 million in the escalation year of 2019 and the attrition year of 2020. During the fourth quarter of 2016, our California subsidiary filed an update to its general rate case, adjusting its request for additional annualized revenues to $32 million and increasing its request to $9 million in the escalation year of 2019.
Pending Infrastructure Surcharge Filings
On October 31, 2017, our Virginia subsidiary filed for infrastructure surcharges requesting $1 million in additional annualized revenues.
On October 13, 2017, our New Jersey subsidiary filed for an infrastructure surcharge requesting $4 million in additional annualized revenues.

During the second quarter of 2017, our West Virginia subsidiary filed for an infrastructure surcharge requesting $3 million in additional annualized revenues. On October 11, 2017, our West Virginia subsidiary filed a settlement agreement with the Public Service Commission of West Virginia (“WVPSC”), whereby all parties to the proceeding have agreed to an infrastructure surcharge that provides for approximately the requested increase amount in annualized revenues, subject to approval by the WVPSC.
During the second quarter of 2017, our Missouri subsidiary filed for an infrastructure surcharge requesting $5 million in additional annualized revenues. On August 29, 2017, our Missouri subsidiary refiled and adjusted its request for additional annualized revenues to $6 million.
Other Regulatory Filings
On August 4, 2017, our Illinois subsidiary filed a petition with Illinois Commerce Commission (“ICC”) to place into effect revised depreciation rates applicable to depreciable water and wastewater plant resulting from a new depreciation study. The petition requested that these new rates would be effective January 1, 2017. We expect the ICC to provide a final ruling on the petition in the fourth quarter of 2017. The estimated effect of the new study is to lower depreciation expense by approximately $16 million on an annualized basis.
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
On July 7, 2017, the State of Illinois enacted legislation that increased, effective July 1, 2017, the state income tax rate on our taxable income attributable to Illinois from 7.75% to 9.5%. As a result of the legislative change, we were required to re-measure our cumulative deferred tax balances using the higher state income tax rate in the third quarter of 2017. This change in legislation was the primary cause of an increase to our unitary deferred tax liability of $7 million. The portion of this increase related to our Illinois subsidiary calculated on a stand-alone basis was $4 million, and was offset by a regulatory asset, as we believe it is probable of recovery in future rates. The remaining increase in the deferred tax liability was recorded at the consolidated level, resulting in a non-cash, cumulative charge to earnings of $3 million during the third quarter of 2017.
During the second quarter of 2017, we were notified by the assessor for St. Louis County, Missouri, that it was changing its long standing practice of valuing regulated water and wastewater property located in the County using a seven-year life, and instead intends to use a twenty-year life for a substantial portion of this property. During the second quarter of 2017, we were also notified by the assessor for Platte County, Missouri, that it intended to change its long standing practice of valuing regulated water and wastewater property located in the County using a twenty-year life, and instead intends to use a fifty-year life for a substantial portion of this property. These changes in practice and the resulting valuations as assessed by the respective County, will increase our property tax obligation beginning in 2017. We have asked the Missouri regulator for an accounting recovery mechanism that would allow deferral of any increase in tax resulting from these changes in long standing practice, and we believe these increases are recoverable through future customer rates. As a result, during the second quarter of 2017, we recorded the additional estimated increase in property tax obligation of $2 million, with an offset to a regulatory asset. During the third quarter of 2017, we filed complaints with the Missouri State Tax Commission, seeking review of property assessments in Platte County.

Consolidated Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)
Operating revenues	$936	$930	$6	0.6%	$2,536	$2,500	$36	1.4%
Operating expenses:
Operation and maintenance	324	432	(108)	(25.0)%	1,010	1,131	(121)	(10.7)%
Depreciation and amortization	128	119	9	7.6%	378	350	28	8.0%
General taxes	61	65	(4)	(6.2)%	192	195	(3)	(1.5)%
Gain on asset dispositions and purchases	(7)	(5)	(2)	40.0%	(9)	(8)	(1)	12.5%
Total operating expenses, net	506	611	(105)	(17.2)%	1,571	1,668	(97)	(5.8)%
Operating income	430	319	111	34.8%	965	832	133	16.0%
Other income (expenses):
Interest, net	(89)	(81)	(8)	9.9%	(259)	(242)	(17)	7.0%
Loss on extinguishment of debt	(6)	—	(6)	100.0%	(6)	—	(6)	100.0%
Other, net	5	5	—	—%	11	14	(3)	(21.4)%
Total other income (expenses)	(90)	(76)	(14)	18.4%	(254)	(228)	(26)	11.4%
Income before income taxes	340	243	97	39.9%	711	604	107	17.7%
Provision for income taxes	137	95	42	44.2%	284	237	47	19.8%
Net income attributable to common stockholders	$203	$148	$55	37.2%	$427	$367	$60	16.3%
Comparison of Consolidated Results of Operations
Operating revenues. For the three months ended September 30, 2017, operating revenues increased primarily due to a:

•
$16 million increase in our Regulated Businesses segment principally due to authorized rate increases to fund infrastructure investment growth, acquisitions and organic growth, partially offset by lower water services demand in 2017, including a $7 million reduction due to warmer weather in the third quarter of 2016; partially offset by a

•
$9 million decrease in our Market-Based Businesses primarily due to lower capital upgrades in our Military Services Group, largely from reduced military base budgets, partially offset by incremental revenues in our Homeowner Services Group from customer growth and price increases for existing customers.

For the nine months ended September 30, 2017, operating revenues increased primarily due to a:

•
$71 million increase in our Regulated Businesses segment principally due to authorized rate increases to fund infrastructure investment growth, acquisitions and organic growth, partially offset by lower water services demand in 2017, including a $12 million reduction due to overall warmer weather in 2016; partially offset by a

•
$32 million decrease in our Market-Based Businesses primarily due to lower capital upgrades in our Military Services Group, largely from reduced military base budgets and the completion of a large project in mid-2016 at Fort Polk, partially offset by incremental revenues in our Homeowner Services Group from customer growth and price increases for existing customers.

Operation and maintenance. For the three months ended September 30, 2017, operation and maintenance expense decreased primarily due to a:

•
$88 million decrease in our Regulated Businesses segment principally due to a $65 million charge recorded in the third quarter of 2016, resulting from the binding global agreement in principle to settle claims associated with the Freedom Industries chemical spill in West Virginia, and a $22 million benefit recorded in the third quarter of 2017, resulting from an insurance settlement with one of our general liability insurance carriers also related to this matter in West Virginia; partially offset by a

•	$17 million decrease in our Market-Based Businesses primarily due to lower capital upgrades in our Military Services Group, as discussed above.

For the nine months ended September 30, 2017, operation and maintenance expense decreased primarily due to a:

•
$87 million decrease in our Regulated Businesses segment due to a $65 million charge recorded in the third quarter of 2016, resulting from the binding global agreement in principle to settle claims associated with the Freedom Industries chemical spill in West Virginia, and a $22 million benefit recorded in the third quarter of 2017, resulting from an insurance settlement with one of our general liability insurance carriers also related to this matter in West Virginia; and a

•	$6 million increase in our Regulated Business segment principally due to increases in production costs, employee-related costs and operating supplies and services; partially offset by a

•
$38 million decrease in our Market-Based Businesses primarily due to lower capital upgrades in our Military Services Group, as discussed above, partially offset by incremental costs associated with growth in our Homeowner Services Group.

Depreciation and amortization. For the three and nine months ended September 30, 2017, depreciation and amortization expense increased primarily due to additional utility plant placed in service.
General taxes. For the three and nine months ended September 30, 2017, general taxes decrease largely due to property tax refund credits in our Pennsylvania subsidiary.
Other income (expenses). For the three and nine months ended September 30, 2017, other income (expenses) increased principally due to: (i) an increase in interest expense from the issuance of long-term debt in the fourth quarter of 2016 and in the third quarter of 2017; (ii) a $6 million early debt extinguishment charge at the parent company; and (iii) additional interest expense incurred on long-term debt that was refinanced in August 2017, but did not mature until October 2017.
Provision for income taxes. For the three and nine months ended September 30, 2017, our provision for income taxes increased primarily due to higher pretax income and two discrete tax adjustments of $4 million and $3 million recorded at the parent company in the second and third quarters of 2017, associated with legislative changes in the States of New York and Illinois impacting state tax apportionment.
Segment Results of Operations
Our segments are determined based on how we assess performance and allocate our resources. We evaluate the performance of our segments and allocate resources based on several factors, with the primary measure being income from continuing operations.
We conduct our business primarily through one reportable segment, our Regulated Businesses segment. We also operate several businesses that provide a broad range of related and complementary water and wastewater services within four operating segments that individually do not meet the criteria of a reportable segment in accordance with GAAP. These four non-reportable operating segments are collectively presented as our “Market-Based Businesses”, which is consistent with how management assesses the results of our businesses.
Regulated Businesses Segment
The following table summarizes certain financial information for our Regulated Businesses segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)
Operating revenues	$842	$826	$16	1.9%	$2,247	$2,176	$71	3.3%
Operation and maintenance	262	350	(88)	(25.1)%	800	881	(81)	(9.2)%
Total operating expenses, net	433	521	(88)	(16.9)%	1,327	1,385	(58)	(4.2)%
Net income attributable to common stockholders	212	152	60	39.5%	446	374	72	19.3%

Operating revenues. The following tables and discussion provide explanation of the variances related to the three components of operating revenues—water services revenues, wastewater services revenues and other revenues:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)
Billed water services:
Residential	$477	$468	$9	1.9%	$1,244	$1,199	$45	3.8%
Commercial	176	172	4	2.3%	453	436	17	3.9%
Industrial	37	38	(1)	(2.6)%	103	101	2	2.0%
Public and other	96	94	2	2.1%	262	253	9	3.6%
Other water revenues	6	16	(10)	(62.5)%	31	42	(11)	(26.2)%
Billed water services	792	788	4	0.5%	2,093	2,031	62	3.1%
Unbilled water services	—	(4)	4	(100.0)%	8	23	(15)	(65.2)%
Total water services revenues	792	784	8	1.0%	2,101	2,054	47	2.3%
Wastewater services revenues	36	28	8	28.6%	106	83	23	27.7%
Other revenues	14	14	—	—%	40	39	1	2.6%
Total operating revenues	$842	$826	$16	1.9%	$2,247	$2,176	$71	3.3%

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)
Billed water services volumes:
Residential	53,928	55,108	(1,180)	(2.1)%	131,488	132,453	(965)	(0.7)%
Commercial	24,913	25,170	(257)	(1.0)%	61,793	62,273	(480)	(0.8)%
Industrial	10,661	11,013	(352)	(3.2)%	29,218	29,194	24	0.1%
Public and other	15,085	14,512	573	3.9%	38,920	37,983	937	2.5%
Billed water services volumes	104,587	105,803	(1,216)	(1.1)%	261,419	261,903	(484)	(0.2)%
For the three months ended September 30, 2017, operating revenues increased primarily due to a:

•	$20 million increase from authorized rate increases and infrastructure surcharges to fund infrastructure investment growth in various states; and a

•	$12 million increase attributable to recent water and wastewater acquisitions, as well as organic growth in existing systems; partially offset by a

•	$19 million decrease due to lower water services demand, excluding the impact of completed acquisitions, including a $7 million reduction due to warmer weather in the third quarter of 2016.
For the nine months ended September 30, 2017, operating revenues increased primarily due to a:

•	$67 million increase from authorized rate increases and infrastructure surcharges to fund infrastructure investment growth in various states;

•	$31 million increase attributable to recent water and wastewater acquisitions, as well as organic growth in existing systems; and a

•
$6 million increase in wastewater services, excluding the impact of completed acquisitions, resulting from higher treatment volumes, as well as an increase in private fire service connections; partially offset by a

•	$36 million decrease due to lower water services demand, excluding the impact of completed acquisitions, including a $12 million reduction due to overall warmer weather in 2016.

Operation and maintenance. The following table summarizes information regarding the components of operation and maintenance expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)
Production costs	$87	$86	$1	1.2%	$224	$220	$4	1.8%
Employee-related costs	112	107	5	4.7%	334	328	6	1.8%
Operating supplies and services	51	50	1	2.0%	150	149	1	0.7%
Maintenance materials and supplies	15	16	(1)	(6.3)%	49	46	3	6.5%
Customer billing and accounting	14	17	(3)	(17.6)%	37	41	(4)	(9.8)%
Other	(17)	74	(91)	(123.0)%	6	97	(91)	(93.8)%
Total	$262	$350	$(88)	(25.1)%	$800	$881	$(81)	(9.2)%
For the three months ended September 30, 2017, operation and maintenance expense decreased primarily due to a:

•
$91 million decrease in other operation and maintenance expense principally due to a $65 million charge recorded in the third quarter of 2016, resulting from the binding global agreement in principle to settle claims associated with the Freedom Industries chemical spill in West Virginia, and a $22 million benefit recorded in the third quarter of 2017, resulting from an insurance settlement with one of our general liability insurance carriers also related to this matter in West Virginia; as well as lower casualty insurance expense attributable to a decrease in historical claims experience; and a

•	$3 million decrease in customer billing and accounting largely due to a decrease in customer uncollectible expense resulting from focused collection efforts; partially offset by a

•
$5 million increase in employee-related costs primarily due to higher pension expense resulting from a decrease in the discount rate and increased plan obligations, as well as higher other postretirement benefit plan expense resulting from plan amendments approved in the third quarter of 2016; and a

•
$1 million increase in operating supplies and services principally due to a $5 million write-off recorded in the third quarter of 2016, related to timekeeping system costs that were previously capitalized, partially offset by higher contracted services expense.

For the nine months ended September 30, 2017, operation and maintenance expense decreased primarily due to a:

•
$91 million decrease in other operation and maintenance expense principally due to a $65 million charge recorded in the third quarter of 2016, resulting from the binding global agreement in principle to settle claims associated with the Freedom Industries chemical spill in West Virginia, and a $22 million benefit recorded in the third quarter of 2017, resulting from an insurance settlement with one of our general liability insurance carriers also related to this matter in West Virginia; as well as lower casualty insurance expense attributable to a decrease in historical claims experience; and a

•	$4 million decrease in customer billing and accounting largely due to a decrease in customer uncollectible expense resulting from focused collection efforts; partially offset by a

•	$4 million increase in production costs primarily due to purchased water price and usage increases in our California subsidiary, as well as fuel and power price increases;

•
$6 million increase in employee-related costs primarily due to higher pension expense resulting from a decrease in the discount rate and increased plan obligations, as well as higher compensation expense in support of the growth of the business;

•
$1 million increase in operating supplies and services principally due to a $5 million write-off of timekeeping system costs that were previously capitalized and a $7 million judgment in litigation, both recorded in the third quarter of 2016, partially offset by higher contracted services expense; and a

•	$3 million increase in maintenance materials and supplies largely due to the timing of maintenance activities.
Operating expenses, net. For the three and nine months ended September 30, 2017, operating expenses, net decreased primarily due to the decrease in operating and maintenance expense as explained above, as well a $3 million decrease in property taxes in our Pennsylvania subsidiary from credit refunds and a $7 million gain recognized on a land sale in our Kentucky subsidiary, partially offset by higher depreciation and amortization expense of $10 million and $29 million, respectively, due to additional utility plant placed in service.

Market-Based Businesses
The following table summarizes certain financial information for our Market-Based Businesses:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)
Operating revenues	$100	$109	$(9)	(8.3)%	$306	$338	$(32)	(9.5)%
Operation and maintenance	75	92	(17)	(18.5)%	247	285	(38)	(13.3)%
Total operating expenses, net	80	98	(18)	(18.4)%	263	300	(37)	(12.3)%
Net income attributable to common stockholders	14	7	7	100.0%	29	26	3	11.5%
Operating revenues. For the three months ended September 30, 2017, operating revenues decreased primarily due to a:

•	$12 million decrease in our Military Services Group principally due to lower capital upgrades in 2017, largely from reduced military base budgets; partially offset by a

•	$5 million increase in our Homeowner Services Group from customer growth and price increases for existing customers.
For the nine months ended September 30, 2017, operating revenues decreased primarily due to a:

•
$49 million decrease in our Military Services Group principally due to lower capital upgrades in 2017, largely from reduced military base budgets, and the completion of a large project in mid-2016 at Fort Polk; partially offset by a

•	$15 million increase in our Homeowner Services Group from customer growth and price increases for existing customers.
Operation and maintenance. The following table summarizes information regarding the components of operation and maintenance expense:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
(In millions)
Production costs	$9	$10	$(1)	(10.0)%	$28	$27	$1	3.7%
Employee-related costs	21	24	(3)	(12.5)%	69	72	(3)	(4.2)%
Operating supplies and services	26	38	(12)	(31.6)%	84	128	(44)	(34.4)%
Maintenance materials and supplies	13	18	(5)	(27.8)%	54	51	3	5.9%
Other	6	2	4	200.0%	12	7	5	71.4%
Total	$75	$92	$(17)	(18.5)%	$247	$285	$(38)	(13.3)%
For the three months ended September 30, 2017, operation and maintenance expense decreased primarily due to a:

•
$12 million decrease in operating supplies and services primarily due to lower capital upgrades in our Military Services Group in 2017, as discussed above, as well as lower advertising and marketing expense in our Homeowners Services Group; and a

•
$5 million decrease in maintenance materials and supplies principally due to the timing of claims activity in our Homeowners Services Group, as well as the volume and timing of specific maintenance activities; partially offset by a

•	$4 million increase in other operation and maintenance expense largely due to an increase in customer uncollectible expense and billing and collection fees, primarily in our Homeowner Services Group.
For the nine months ended September 30, 2017, operation and maintenance expense decreased primarily due to a:

•
$44 million decrease in operating supplies and services primarily due to lower capital upgrades in our Military Services Group in 2017, as discussed above, as well as lower advertising and marketing expense in our Homeowners Services Group; partially offset by a

•
$5 million increase in other operation and maintenance expense largely due to an increase in customer uncollectible expense and billing and collection fees, principally in our Homeowner Services Group.

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
In order to meet our short-term liquidity needs, we, through AWCC, our wholly owned financing subsidiary, issue commercial paper, which is supported by our revolving credit facility. As of September 30, 2017, AWCC had no outstanding borrowings and $86 million of outstanding letters of credit under the revolving credit facility, with $1.66 billion available to fulfill our short-term liquidity needs and to issue letters of credit. As of September 30, 2017, the revolving credit facility supported $103 million in outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the credit facility or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.
On August 10, 2017, AWCC completed a $1,350 million debt offering which included the sale of $600 million aggregate principal amount of its 2.95% Senior Notes due in 2027 and $750 million aggregate principal amount of its 3.75% Senior Notes due in 2047. At the closing of the offering, AWCC received, after deduction of underwriting discounts and debt issuance costs, $1,333 million. On September 13, 2017, AWCC used proceeds from the offering: (i) to prepay $138 million of its outstanding 5.62% Series C Senior Notes due December 21, 2018 (“Series C Senior Notes”) and $181 million of its outstanding 5.77% Series D Senior Notes due December 21, 2021 (“Series D Senior Notes”); (ii) to repay commercial paper obligations; and (iii) for general corporate purposes. Subsequently, AWCC used proceeds from the offering to repay at maturity, $524 million of its 6.085% Senior Notes on October 15, 2017. In addition, the Company repaid $33 million of 7.08% subsidiary debt at maturity on November 1, 2017.
As a result of AWCC’s prepayment of the Series C and Series D Senior Notes and payment of a make-whole premium to the holders thereof of $34 million, we recorded an early debt extinguishment charge of $6 million, which was associated with the portion of the debt allocable to our parent company. Substantially all of the early debt extinguishment costs allocable to our utility subsidiaries were recorded as regulatory assets that we believe are probable of recovery in future rates.
On August 7, 2017, we terminated four forward starting swap agreements with an aggregate notional amount of $300 million, realizing a gain of $19 million to be amortized through interest, net over 30 years. We have one remaining forward swap agreement, which was entered into on February 8, 2017, with a notional amount of $100 million to reduce interest rate exposure for a portion of the expected refinancing of AWCC’s Series C Senior Notes. This forward starting swap agreement terminates in November 2018 and has an average fixed rate of 2.67%. We have designated this forward starting swap agreement as a cash flow hedge with its fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
On October 15, 2017, our interest rate swap to hedge $100 million of AWCC’s 6.085% Senior Notes matured. See Note 6—Long-Term Debt in the Notes to Consolidated Financial Statements for further information.

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. The following table provides a summary of the major items affecting cash flows provided by our operating activities:

	For the Nine Months Ended September 30,
	2017	2016
(In millions)
Net income	$427	$367
Add (less):
Non-cash activities (a)	659	598
Changes in working capital (b)	(64)	22
Pension and postretirement healthcare contributions	(36)	(42)
Net cash flows provided by operations	$986	$945

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
For the nine months ended September 30, 2017, the increase in cash flows from operating activities, as compared to the same period in 2016, is primarily due to an increase in net income after non-cash adjustments. The main factors contributing to the net income increase are described in this section under “Comparison of Consolidated Results of Operations” and included higher operating revenue and lower operation and maintenance expense. The increase in non-cash activities was mainly the result of an increase in depreciation and amortization attributable to infrastructure investment projects placed into service and an increase in deferred income taxes.
The change in working capital was primarily the result of the following: (i) timing of accounts payable and accrued liabilities, including the accrual recorded during the third quarter of 2016 for costs associated with the binding global agreement in principle as to settlement of claims related to the Freedom Industries chemical spill in West Virginia; (ii) the $34 million make-whole premium paid on early debt extinguishment associated with the prepayment of $138 million of outstanding Series C Senior Notes and $181 million of outstanding Series D Senior Notes; (iii) a decrease in unbilled revenues as a result of our Military Services Group achieving significant capital project milestones during 2016; and (iv) change in other current assets and liabilities, including an increase in prepaid taxes, partially offset by the decrease of other current assets associated with the termination of our four forward starting swap agreements.
Cash Flows Used in Investing Activities
The following table provides information regarding cash flows used in our investing activities:

	For the Nine Months Ended September 30,
	2017	2016
(In millions)
Net capital expenditures	$(964)	$(928)
Acquisitions	(10)	(29)
Other investing activities, net (a)	(47)	(57)
Net cash flows used in investing activities	$(1,021)	$(1,014)

(a)	Includes removal costs from property, plant and equipment retirements, net, proceeds from sale of assets and net funds restricted.
For the nine months ended September 30, 2017, cash used in investing activities increased primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure in our Regulated Businesses, partially offset by decreased cash used for acquisitions. We expect investments of approximately $1.65 billion in 2017 for capital expenditures and acquisitions. Construction of our new corporate headquarters building in Camden, New Jersey is underway. The cost of construction is currently estimated to be up to $164 million, exclusive of any tax incentives, of which $72 million is expected to be incurred in 2017. During the nine months ended September 30, 2017, we spent approximately $36 million towards this construction.

Cash Flows Provided by Financing Activities
The following table provides information regarding cash flows provided by our financing activities:

	For the Nine Months Ended September 30,
	2017	2016
(In millions)
Proceeds from long-term debt	$1,382	$2
Repayments of long-term debt	(334)	(20)
Net proceeds from short-term borrowings	(746)	322
Dividends paid	(215)	(194)
Anti-dilutive stock repurchases	(54)	(65)
Other financing activities, net (a)	20	25
Net cash flows provided by financing activities	$53	$70

(a)
Includes proceeds from issuances of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds, taxes paid related to employee stock plans and debt issuance costs.

For the nine months ended September 30, 2017, the decrease in cash flows provided by financing activities, as compared to the same period in 2016, is primarily due to the increase in cash used for dividend payments in 2017. Additionally, the Company issued approximately $1,333 million of long-term debt, after deduction of underwriting discounts and debt issuance costs, as part of the August 10, 2017 debt financing, of which approximately $319 million was used for the early extinguishment of pre-existing long-term debt. Additional proceeds from the debt financing were used for the repayment of pre-existing short-term borrowings, resulting in a net cash outflow for the nine months ended September 30, 2017 of $746 million.
Credit Facilities and Short-Term Debt
The following table summarizes information regarding our aggregate credit facility commitments, letter of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities as of September 30, 2017:

	Credit Facilities Commitment (a)	Available Credit Facility Capacity (a)	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
(In millions)
September 30, 2017	$1,762	$1,669	$150	$86	$1,600	$1,497

(a)
Includes amounts related to the revolving credit facility of Keystone Clearwater Solutions, LLC (“Keystone”), our water management solutions subsidiary. As of September 30, 2017, the total commitment under the Keystone revolving credit facility was $12 million, of which $5 million was available for borrowing, subject to compliance with a collateral base calculation. At September 30, 2017, there were no outstanding borrowings under this credit facility.

The weighted-average interest rate on AWCC short-term borrowings for three months ended September 30, 2017 and 2016 was approximately 1.38% and 0.78%, respectively. The weighted-average interest rate on AWCC short-term borrowings for the nine months ended September 30, 2017 and 2016 was approximately 1.19% and 0.76%, respectively.
Capital Structure
The following table indicates the percentage of our capitalization represented by the components of our capital structure as of the dates set forth below:

	September 30, 2017	December 31, 2016
Total common stockholders' equity	42.5%	42.1%
Long-term debt and redeemable preferred stock at redemption value	51.4%	46.4%
Short-term debt and current portion of long-term debt	6.1%	11.5%
	100%	100%

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
Covenants in certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On September 30, 2017, our ratio was 0.58 to 1.00 and therefore we were in compliance with the covenants.
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
Our long-term and short-term credit ratings as of September 30, 2017:

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
Dividends
On September 1, 2017, we paid a cash dividend of $0.415 per share to our stockholders of record as of August 9, 2017.
On October 31, 2017, our Board of Directors declared a quarterly cash dividend payment of $0.415 per share payable on December 1, 2017 to stockholders of record as of November 10, 2017. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends in our Form 10-K for more information regarding restrictions on the payment of dividends on our common stock.
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
On February 8, 2017, we entered into a forward starting swap agreement with a notional amount of $100 million to reduce interest rate exposure on debt expected to be issued in 2018. This forward starting swap agreement terminates in November 2018 and has an average fixed rate of 2.67%. A hypothetical one hundred basis point change in the forward starting swap rates would have resulted in a $21 million increase or decrease in fair value of this swap agreement for the nine months ended September 30, 2017.
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
Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
We concluded that there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
Regional Desalination Project Litigation
Following the court’s disposition of a related issue in another case, MCWD’s petition to the Supreme Court of California for review of the CPUC approval of a settlement agreement resolving matters among the signatory parties has been remanded to the CPUC, and remains pending.
Trial has been set for June 18, 2018 in the consolidated action in San Francisco County Superior Court associated with the failure of the RDP.
Monterey Peninsula Water Supply Project
On January 12, 2017, the CPUC issued a Draft Environmental Impact Report/Environmental Impact Statement. The comment period for this report expired March 29, 2017 and a final report is expected to be issued in the first quarter of 2018.
The CPUC has set hearings for October 25 through November 3, 2017 on Cal Am’s request for a certificate of public convenience and necessity for the Water Supply Project.
After conducting a trial on August 30, 2017 for all matters raised in MCWD’s November 2015 challenge to the amendment of Cal Am’s coastal development permits for the test slant well, other than claims that had been denied by the court in September 2016, the court on October 3, 2017 denied all of MCWD’s claims with respect to these matters.
On July 13, 2017, the Coastal Commission adopted a consent agreement and cease and desist order requiring sand mining operations on the property on which intake wells will be located to cease by the end of 2020 and the property to be sold to either a non-profit or governmental entity. The consent agreement strictly limits future use of the property but preserves Cal Am’s existing property rights and allows uses consistent with existing easements and other rights of record. If the test slant well is to remain at the site and be used as part of the Water Supply Project, as currently proposed, Cal Am will likely need to seek an amendment and extension of its coastal development permit to allow the test slant well to remain and be maintained in the interim period until the Water Supply Project is operational. Cal Am will also need to seek an extension of its current lease for the test slant well with the State Lands Commission. This lease expires on December 16, 2017. Cal Am has filed an application for extension of this lease with the State Lands Commission, and approval of the application is to be considered at its November 29, 2017 meeting.
Based on the foregoing, including the information contained in our Form 10-K with respect to the Water Supply Project (other than as updated in this Form 10-Q), Cal Am estimates that the earliest date by which the Water Supply Project desalination plant could be completed is sometime in 2021. There can be no assurance that Cal Am’s application for the Water Supply Project will be approved or that the Water Supply Project will be completed on a timely basis, if ever. Furthermore, there can be no assurance that Cal Am will be able to comply with the diversion reduction requirements and other remaining requirements under the 2009 Order and the 2016 Order, or that any such compliance will not result in material additional costs or obligations to Cal Am or the Company.
California Public Utilities Commission Residential Rate Design Proceeding
Hearings before the administrative law judge in this proceeding took place in August and September 2017, and a subsequent hearing is currently scheduled for November 27, 2017. Cal Am also submitted additional testimony on the issue of whether Cal Am should be penalized, and if so, the reasonable amount of any such penalty.
West Virginia Elk River Freedom Industries Chemical Spill
Preliminary Approval of WVAWC Global Class Action Litigation Settlement
On September 21, 2017, the court in the Federal action issued an order granting preliminary approval of a settlement class and proposed class action settlement (the “Settlement”) with respect to claims against the American Water Defendants by all putative class members (collectively, the “Plaintiffs”) for all claims and potential claims arising out of the January 9, 2014 Freedom Industries, Inc. chemical spill into the Elk River in West Virginia. Preliminary approval was granted after the parties to the Settlement filed with the court in the Federal action a proposed amended global agreement and related materials on August 25, 2017 addressing the matters set forth in the court’s July 6, 2017 order denying without prejudice the joint motion for preliminary approval of the Settlement.

The Settlement covered by the order proposes a global resolution of all federal and state litigation and potential claims against the American Water Defendants and their insurers. Under the terms and conditions of the Settlement and the proposed amended settlement agreement, the American Water Defendants have not admitted, and will not admit, any fault or liability for any of the allegations made by the Plaintiffs in any of the actions to be resolved. Under federal class action rules, a claimant may elect to opt out of the final Settlement, in which case such claimant will not receive any benefit from or be bound by the terms of the Settlement. The American Water Defendants would have the right to withdraw from the Settlement if more than a certain number of putative class members opt out of the Settlement. The deadline imposed by the court in the Federal action for any Plaintiff to opt out of the Settlement or file an objection to the Settlement is December 8, 2017.
The proposed aggregate pre-tax amount of the Settlement with respect to the Company remains at $126 million. However, the aggregate portion of the Settlement to be contributed by WVAWC, net of insurance recoveries, has been reduced from $65 million to $43 million (approximately $26 million after-tax) due to the recent settlement with one of the Company’s general liability insurance carriers, as discussed below. This reduction will apply to WVAWC’s contributions to the guaranteed fund. The contribution by another defendant to the Settlement remains at $25 million. If any final approval order by the court with respect to the Settlement is appealed and such appeal would delay potential payment to claimants under the Settlement, WVAWC and the other defendant to the Settlement will contribute up to $50 million and $25 million, respectively, to the Settlement (not including, in the case of WVAWC, any contributions by the Company’s general liability insurance carriers which would not be made until such time as a final, non-appealable order is issued) into an escrow account during the pendency of such appeals. For certain claims, WVAWC and the other defendant to the Settlement may, in lieu of these escrowed contributions, make advance payments of such claims if agreed to by the parties. All administrative expenses of the Settlement and attorneys’ fees of class counsel related thereto would be paid from the funds designated to pay claims covered by the Settlement.
Notice of the terms of the Settlement to members of the settlement class commenced on October 11, 2017 and is expected to be completed by November 8, 2017. Following the notice period, the court will hold a fairness hearing to consider final approval of the Settlement, which is currently scheduled to be held on January 9, 2018. There can be no assurance that the Settlement will not be amended further or that the court will provide its final approval as to any agreement negotiated between the parties reflecting the terms of the Settlement.
The court in the Federal action has currently postponed a trial indefinitely in light of the preliminary approval of the Settlement and the global settlement agreement described above, and the Mass Litigation Panel stayed its proceedings until January 23, 2018.
Two of the Company’s insurance carriers that provide an aggregate of $50 million in insurance coverage to the Company under its general liability policies, had been originally requested, but at the time of the initial filing of the binding agreement in principle with the court in the Federal action in October 2016, had not agreed, to participate in the Settlement. WVAWC had filed a lawsuit against one of these carriers alleging that the carrier’s failure to agree to participate in the Settlement constituted a breach of contract. On September 19, 2017, the Company and the insurance carrier settled this lawsuit for $22 million, out of a maximum of $25 million in potential coverage under the terms of the relevant policy, in exchange for a full release by the Company and WVAWC of all claims against the insurance carrier related to the Freedom Industries chemical spill, and the parties agreed to stay this litigation pending final approval of the Settlement. The settlement with the insurance carrier reduced the total amount of WVAWC’s potential contributions to the Settlement from $65 million to $43 million. In the third quarter of 2017, WVAWC recorded an additional insurance receivable of $22 million, resulting in an after-tax benefit of $13 million.
The Company and WVAWC continue to pursue vigorously their rights to insurance coverage for contributions by WVAWC to the Settlement in mandatory arbitration with the remaining non-participating carrier. This arbitration proceeding remains pending. Despite these efforts, the Company may not ultimately be successful in obtaining further reimbursement under the remaining insurance policy for amounts that WVAWC may be required to contribute to the Settlement.
Dunbar, West Virginia Water Main Break Class Action Litigation
On October 12, 2017, WVAWC filed with the court a motion seeking to dismiss all of the plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserts that the PSC, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. This motion remains pending.
The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint. WVAWC is vigorously defending itself against these allegations. While WVAWC and the Company are unable to predict the outcome of this matter, an adverse outcome could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, liquidity and/or reputation.

Contract Operations Group -- East Palo Alto Water System Voluntary Report
By letter dated October 4, 2017, the SWRCB advised AWE that it is in compliance with all of the directives and relevant statutory and administrative provisions specified in the SWRCB’s June 15, 2017 citation. While AWE has completed all required compliance activities with respect to the citation, the SWRCB has previously reserved the right to take additional enforcement action. Proven violations of the CSDWA may result in civil and criminal penalties. AWE continues to cooperate with the SWRCB, the City of East Palo Alto and other authorities regarding this matter.

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
The Company did not repurchase shares of common stock during three months ended September 30, 2017. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2017, the Company repurchased an aggregate of 3,950,000 shares of common stock under the program, leaving an aggregate of 6,050,000 shares available for repurchase under this program.
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
4.1
Officers’ Certificate of American Water Capital Corp., dated August 10, 2017, establishing the terms of its 2.95% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 10, 2017).

4.2
Officers’ Certificate of American Water Capital Corp., dated August 10, 2017, establishing the terms of its 3.75% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 10, 2017).

10.1
American Water Works Company, Inc. and its Designated Subsidiaries 2017 Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-219682, filed August 4, 2017).

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
*101
The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed with the Securities and Exchange Commission on November 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

 *    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of November, 2017.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ SUSAN N. STORY
Susan N. Story President and Chief Executive Officer (Principal Executive Officer)
By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)