Form 10-Q
period 2018-03-31
American Water Works Company, Inc.
filed 2018-05-02
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2018
Common Stock, $0.01 par value per share	178,047,882 shares (excludes 4,683,156 treasury shares as of April 26, 2018)

i

FORWARD-LOOKING STATEMENTS
We have made statements in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”), that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, including our operation and maintenance (“O&M”) efficiency ratio, cash flows, our growth and portfolio optimization strategies, our projected capital expenditures and related funding requirements, our ability to repay debt, our projected strategy to finance current operations and growth initiatives, the impact of legal proceedings and potential fines and penalties, business process and technology improvement initiatives, trends in our industry, regulatory, legislative, tax policy or legal developments or rate adjustments, including rate case filings, filings for infrastructure surcharges and filings to address regulatory lag, and impacts that the Tax Cuts and Jobs Act (the “TCJA”) may have on us and our business, results of operations, cash flows and liquidity.
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

•
our exposure to liabilities related to environmental laws and similar matters resulting from, among other things, water and wastewater service provided to customers, including, for example, our water service and management solutions that are focused on customers in the shale natural gas exploration and production market;

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

•
changes in federal or state general, income and other tax laws, including any further rules, regulations, interpretations and guidance by the U.S. Department of the Treasury and state or local taxing authorities related to the enactment of the TCJA, the availability of tax credits and tax abatement programs, and our ability to utilize our U.S. federal and state income tax net operating loss (“NOL”) carryforwards;

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

•	the incurrence of impairment charges related to our goodwill or other assets;

•	labor actions, including work stoppages and strikes;

•	the ability to retain and attract qualified employees;

•	civil disturbances or terrorist threats or acts, or public apprehension about future disturbances or terrorist threats or acts;

•	the impact of new, and changes to existing, accounting standards;

•
obtaining regulatory consents and approvals required to complete, and satisfying other conditions to the closing of, the acquisition (the “Acquisition”) of all of the capital stock of Nicor Energy Services Company, doing business as Pivotal Home Solutions (“Pivotal”);

•	the timing of the closing of the Acquisition;

•	our ability to finance the purchase price of the Acquisition;

•	our ability to realize benefits and synergies following the completion of the Acquisition;

•	unexpected costs, liabilities or delays associated with the Acquisition or the integration of the business represented thereby;

•	the timing and method of settlement of forward sale agreements we entered into to finance a portion of the purchase price of the Acquisition; and

•	the amount and intended use of proceeds that may be received from the settlement of the forward sale agreements.
These forward-looking statements are qualified by, and should be read together with, the risk factors and other statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”), and in this Form 10-Q, and you should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements we make speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, we do not have any obligation, and we specifically disclaim any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for us to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on our businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Property, plant and equipment	$21,995	$21,716
Accumulated depreciation	(5,518)	(5,470)
Property, plant and equipment, net	16,477	16,246
Current assets:
Cash and cash equivalents	55	55
Restricted funds	26	27
Accounts receivable, net	273	272
Unbilled revenues	188	212
Materials and supplies	42	41
Other	145	113
Total current assets	729	720
Regulatory and other long-term assets:
Regulatory assets	1,062	1,061
Goodwill	1,379	1,379
Other	81	76
Total regulatory and other long-term assets	2,522	2,516
Total assets	$19,728	$19,482
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 182,723,455 and 182,508,564 shares issued, respectively)	$2	$2
Paid-in-capital	6,438	6,432
Accumulated deficit	(617)	(723)
Accumulated other comprehensive loss	(75)	(79)
Treasury stock, at cost (4,683,156 and 4,064,010 shares, respectively)	(297)	(247)
Total common stockholders' equity	5,451	5,385
Long-term debt	6,396	6,490
Redeemable preferred stock at redemption value	7	8
Total long-term debt	6,403	6,498
Total capitalization	11,854	11,883
Current liabilities:
Short-term debt	1,183	905
Current portion of long-term debt	421	322
Accounts payable	133	195
Accrued liabilities	495	630
Taxes accrued	64	33
Interest accrued	84	73
Other	159	167
Total current liabilities	2,539	2,325
Regulatory and other long-term liabilities:
Advances for construction	265	271
Deferred income taxes, net	1,585	1,551
Deferred investment tax credits	22	22
Regulatory liabilities	1,673	1,664
Accrued pension expense	390	384
Accrued post-retirement benefit expense	39	40
Other	74	66
Total regulatory and other long-term liabilities	4,048	3,998
Contributions in aid of construction	1,287	1,276
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$19,728	$19,482
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Operating revenues	$761	$756
Operating expenses:
Operation and maintenance	347	334
Depreciation and amortization	129	124
General taxes	70	68
Gain on asset dispositions and purchases	(2)	—
Total operating expenses, net	544	526
Operating income	217	230
Other income (expense):
Interest, net	(84)	(85)
Non-operating benefit costs, net	3	(3)
Other, net	4	3
Total other income (expense)	(77)	(85)
Income before income taxes	140	145
Provision for income taxes	34	52
Net income attributable to common stockholders	$106	$93

Basic earnings per share:
Net income attributable to common stockholders	$0.60	$0.52
Diluted earnings per share:
Net income attributable to common stockholders	$0.59	$0.52
Weighted-average common shares outstanding:
Basic	178	178
Diluted	179	179
Dividends declared per common share	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$106	$93
Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Actuarial (gain) loss, net of tax of ($1) and $1 for the three months ended March 31, 2018 and 2017, respectively	(2)	2
Foreign currency translation adjustment	—	(1)
Unrealized gain on cash flow hedges, net of tax of $2 for the three months ended March 31, 2018 and 2017	6	3
Net other comprehensive income	4	4
Comprehensive income attributable to common stockholders	$110	$97
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106	$93
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	129	124
Deferred income taxes and amortization of investment tax credits	33	64
Provision for losses on accounts receivable	3	4
Gain on asset dispositions and purchases	(2)	—
Pension and non-pension post-retirement benefits	8	15
Other non-cash, net	(10)	(18)
Changes in assets and liabilities:
Receivables and unbilled revenues	20	51
Pension and non-pension post-retirement benefit contributions	—	(11)
Accounts payable and accrued liabilities	(73)	(72)
Other assets and liabilities, net	5	27
Net cash provided by operating activities	219	277
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(364)	(270)
Acquisitions, net of cash acquired	(8)	(2)
Proceeds from sale of assets and securities	6	—
Removal costs from property, plant and equipment retirements, net	(20)	(13)
Net cash used in investing activities	(386)	(285)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	10	—
Repayments of long-term debt	(6)	(4)
Net short-term borrowings with maturities less than three months	278	131
Proceeds from issuances of employee stock plans and direct stock purchase plan	4	10
Advances and contributions for construction, net of refunds of $4 for the three months ended March 31, 2018 and 2017, respectively	4	7
Dividends paid	(74)	(67)
Anti-dilutive share repurchases	(45)	(54)
Taxes paid related to employee stock plans	(5)	(9)
Net cash provided by financing activities	166	14
Net (decrease) increase in cash and cash equivalents and restricted funds	(1)	6
Cash and cash equivalents and restricted funds at beginning of period	83	99
Cash and cash equivalents and restricted funds at end of period	$82	$105
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of end of period	$175	$142

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2017	182.5	$2	$6,432	$(723)	$(79)	(4.1)	$(247)	$5,385
Net income attributable to common stockholders	—	—	—	106	—	—	—	106
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	1	—	—	—	—	1
Stock-based compensation activity	0.2	—	4	—	—	(0.1)	(5)	(1)
Repurchases of common stock	—	—	—	—	—	(0.5)	(45)	(45)
Net other comprehensive income	—	—	—	—	4	—	—	4
Balance as of March 31, 2018	182.7	$2	$6,438	$(617)	$(75)	(4.7)	$(297)	$5,451

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2016	181.8	$2	$6,388	$(873)	$(86)	(3.7)	$(213)	$5,218
Cumulative effect of change in accounting principle	—	—	—	21	—	—	—	21
Net income attributable to common stockholders	—	—	—	93	—	—	—	93
Direct stock reinvestment and purchase plan	—	—	3	—	—	—	—	3
Employee stock purchase plan	—	—	2	—	—	—	—	2
Stock-based compensation activity	0.4	—	7	—	—	(0.1)	(7)	—
Repurchases of common stock	—	—	—	—	—	(0.7)	(54)	(54)
Net other comprehensive income	—	—	—	—	4	—	—	4
Balance as of March 31, 2017	182.2	$2	$6,400	$(759)	$(82)	(4.5)	$(274)	$5,287
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements provided in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (collectively, “American Water” or the “Company”), in which a controlling interest is maintained after the elimination of intercompany accounts and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and with the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2018, and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
The unaudited Consolidated Financial Statements and notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”), which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, primarily due to the seasonality of the Company’s operations.
Note 2: Significant Accounting Policies
New Accounting Standards
The Company adopted the following accounting standards as of January 1, 2018:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
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
		January 1, 2018	Modified retrospective
The adoption had no material impact on the Consolidated Financial Statements. The primary impact was the additional disclosures required in the Notes to Consolidated Financial Statements. See Note 3—Revenue Recognition for additional information.

Clarifying the Definition of a Business
Updated the accounting guidance to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions, or disposals, of assets or businesses.
		January 1, 2018	Prospective	The adoption had no material impact on the Consolidated Financial Statements.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost
Updated authoritative guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The remaining components of net periodic benefit cost are required to be presented separately from the service cost component in an income statement line item outside of operating income. Also, the guidance only allows for the service cost component to be eligible for capitalization. The updated guidance does not impact the accounting for net periodic benefit costs as regulatory assets or liabilities.
January 1, 2018
Retrospective for the presentation of the service cost component and the other components of net periodic benefit costs on the income statement; prospective for the limitation of capitalization to only the service cost component of net periodic benefit costs in total assets.

The Company presented in the current period, and reclassified in the prior period, net periodic benefit costs, other than the service cost component, in Non-operating benefit costs, net on the Consolidated Statements of Operations.

The following recently issued accounting standards have not yet been adopted by the Company as of March 31, 2018:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	Permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “TCJA”) to retained earnings.	January 1, 2019; early adoption permitted	In the period of adoption or retrospective.	The Company is evaluating the impact on its Consolidated Financial Statements, as well as the timing of adoption.
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

		January 1, 2019; early adoption permitted	Modified retrospective	The Company is evaluating the impact on its Consolidated Financial Statements.
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
The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements based on its hedging activities as of the balance sheet date. The Company is evaluating the timing of adoption.

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
Cash, Cash Equivalents and Restricted Funds
The following table provides a reconciliation of the cash, cash equivalents and restricted funds as presented on the Consolidated Balance Sheets, to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended March 31:

	2018	2017
Cash and cash equivalents	$55	$78
Restricted funds	26	23
Restricted funds included in other long-term assets	1	4
Cash and cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$82	$105
Reclassifications
Certain reclassifications have been made to prior periods in the accompanying Consolidated Financial Statements and notes to conform to the current presentation.

Note 3: Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue From Contracts With Customers, and all related amendments (collectively, “ASC 606” or the “standard”), using the modified retrospective approach, applied to contracts which were not completed as of January 1, 2018. Under this approach, periods prior to the adoption date have not been restated and continue to be reported under the accounting standards in effect for those periods. The Company’s revenue associated with alternative revenue programs and lease contracts are outside the scope of ASC 606 and accounted for under other existing GAAP.
Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract, including whether they are distinct and capable of being distinct in the context of the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Company satisfies each performance obligation.
The Company’s revenues from contracts with customers are discussed below. Customer payments for contracts are generally due within 30 days of billing and none of the contracts with customers have payment terms that exceed one year; therefore, the Company elected to apply the significant financing component practical expedient and no amount of consideration has been allocated as a financing component. See Note 14—Segment Information for additional information regarding the Company’s operating segments.
Regulated Businesses Revenue
Revenue from the Company’s Regulated Businesses is generated primarily from water and wastewater services delivered to customers. These contracts contain a single performance obligation, the delivery of water and wastewater services, as the promise to transfer the individual good or service is not separately identifiable from other promises within the contract and, therefore, is not distinct. Revenues are recognized over time, as services are provided. There are generally no significant financing components or variable consideration. Revenues include amounts billed to customers on a cycle basis, and unbilled amounts calculated based on estimated usage from the date of the meter reading associated with the latest customer bill, to the end of the accounting period. The amounts that the Company has a right to invoice are determined by each customer’s actual usage, an indicator that the invoice amount corresponds directly to the value transferred to the customer. The Company elected to use the right to invoice and the disclosure of remaining performance obligations practical expedients for these revenues.
Market-Based Businesses Revenue
Through various protection programs, the Company provides fixed fee services to domestic homeowners and smaller commercial customers to protect against repair costs for interior and external water and sewer lines, interior electric lines, heating and cooling systems and water heaters, as well as power surge protection and other related services. All contracts have a one-year term and each service is a separate performance obligation, satisfied over time, as the customers simultaneously receive and consume the benefits provided from the service. Customers are obligated to pay for the protection programs ratably over 12 months or via a one-time, annual fee, with revenues recognized ratably over time for these services. Advances from customers are deferred until the performance obligation is satisfied. The Company elected to use the disclosure of remaining performance obligations practical expedients for these revenues.

The Company’s Market-Based Businesses also have long-term, fixed fee contracts to operate and maintain water and wastewater facilities with the U.S. government on various military bases and facilities owned by municipal and industrial customers, as well as shorter-term contracts that provide water management solutions for shale natural gas companies and customers in the water services market. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. The Company elected to use the significant financing component practical expedient for these contract revenues. Losses on contracts are recognized during the period in which the loss first becomes probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other (current liabilities) until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues, and are recognized in the period in which revisions are determined.
Disaggregated Revenues
The following table is a summary of the Company’s operating revenues disaggregated for the three months ended March 31, 2018:

(In millions)	Revenues from Contracts with Customers	Other Revenues not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$368	$—	$368
Commercial	133	—	133
Industrial	31	—	31
Public and other	80	—	80
Total water services	612	—	612
Wastewater services:
Residential	27	—	27
Commercial	7	—	7
Industrial	1	—	1
Public and other	3	—	3
Total wastewater services	38	—	38
Miscellaneous utility charges	11	—	11
Alternative revenue programs revenue	—	3	3
Lease revenue	—	2	2
Total Regulated Businesses	661	5	666
Market-Based Businesses	100	—	100
Other	(5)	—	(5)
Total operating revenues	$756	$5	$761

(a)	Includes revenues associated with alternative revenue programs and lease contracts which are outside the scope of ASC 606 and accounted for under other existing GAAP.

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s Market-Based Businesses, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition, and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts and protection program contracts, and are recognized as revenue when the associated performance obligations are satisfied. Contract assets are included in unbilled revenues and contract liabilities are in included in other (current liabilities) on the Consolidated Balance Sheets as of March 31, 2018.
The following table summarizes the changes in contract assets and liabilities for the three months ended March 31, 2018:

(In millions)
Contract assets:
Balance at January 1, 2018	$35
Additions	7
Transfers to accounts receivable, net	(23)
Balance at March 31, 2018	$19

Contract liabilities:
Balance at January 1, 2018	$25
Additions	26
Transfers to operating revenues	(22)
Balance at March 31, 2018	$29
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. As of March 31, 2018, the Company’s operation and maintenance and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military bases expire between 2051 and 2068 and have RPOs of $3.8 billion as of March 31, 2018, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2018 and 2038 and have RPOs of $690 million as of March 31, 2018, as measured by estimated remaining contract revenue.
Note 4: Acquisitions
During the three months ended March 31, 2018, the Company closed on three acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $8 million. Assets acquired in the aforementioned acquisitions, principally utility plant, totaled $9 million. Liabilities assumed totaled $1 million, including $1 million of contributions in aid of construction. See Note 15—Subsequent Events for discussion relating to the pending acquisitions of Pivotal Home Solutions (“Pivotal”) and the City of Alton, Illinois’ regional wastewater system.
Note 5: Regulatory Liabilities
On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018. Fourteen of the Company’s regulatory jurisdictions have either opened separate proceedings to address the TCJA, or are planning to incorporate the impacts of the TCJA in existing proceedings. The Company expects its regulated customers to benefit from the tax savings resulting from the TCJA and, as a result, recorded a $32 million reserve on revenue earned during the first quarter of 2018, for the estimated tax savings resulting from the TCJA; and a corresponding regulatory liability, of which, the current portion is $23 million and is recorded in other (current liabilities), and the long-term portion is $9 million and is recorded in regulatory liabilities on the Consolidated Balance Sheet as of March 31, 2018.

Note 6: Stockholders' Equity
Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2018 and 2017, respectively:

	Defined Benefit Plans			Foreign Currency Translation	Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial (Gain) Loss
Beginning balance as of December 31, 2017	$(140)	$1	$49	$1	$10	$(79)
Other comprehensive income before reclassifications	—	—	—	—	6	6
Amounts reclassified from accumulated other comprehensive loss	—	—	(2)	—	—	(2)
Net other comprehensive income (loss)	—	—	(2)	—	6	4
Ending balance as of March 31, 2018	$(140)	$1	$47	$1	$16	$(75)

Beginning balance as of December 31, 2016	$(147)	$1	$42	$2	$16	$(86)
Other comprehensive income (loss) before reclassifications	—	—	—	(1)	3	2
Amounts reclassified from accumulated other comprehensive loss	—	—	2	—	—	2
Net other comprehensive income (loss)	—	—	2	(1)	3	4
Ending balance as of March 31, 2017	$(147)	$1	$44	$1	$19	$(82)
The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs have been capitalized as a regulatory asset. These accumulated other comprehensive income loss components are included in the computation of net periodic pension cost. See Note 10—Pension and Other Post-Retirement Benefits.
The amortization of the gain on cash flow hedges is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.
Anti-dilutive Stock Repurchase Program
During the three months ended March 31, 2018, the Company repurchased 0.6 million shares of common stock in the open market at an aggregate cost of $45 million under the anti-dilutive stock repurchase program authorized by the Company’s Board of Directors in 2015. As of March 31, 2018, there were 5.5 million shares of common stock available for repurchase under the program.
Forward Sale Agreements
See Note 15—Subsequent Events for discussion relating to the forward sale agreements entered into by the Company on April 11, 2018 and the related potential impacts on the Company’s stockholders’ equity.
Note 7: Long-Term Debt
The following long-term debt was issued during the three months ended March 31, 2018:

Company	Type	Rate	Maturity	Amount
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate (a)	0.00%	2020-2021	$10
Total issuances				$10

(a)	This long-term debt relates to the New Jersey Environmental Infrastructure Financing Program.

The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the three months ended March 31, 2018:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.40%	2018-2041	3
Other American Water subsidiaries	Term Loan	4.83%-5.38%	2021	1
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$6
The Company has two forward starting swap agreements, each with a notional amount of $100 million, to reduce interest rate exposure on debt expected to be issued in 2018. These forward starting swap agreements terminate in November 2018 and have an average fixed rate of 2.59%. The Company has designated these forward starting swap agreements as cash flow hedges with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $5 million. The Company has designated these interest rate swaps as economic hedges accounted for at fair value with gains or losses deferred as a regulatory asset or regulatory liability. The net gain recognized by the Company for the three months ended March 31, 2018 and 2017 was de minimis.
No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2018 and 2017.
The following table provides a summary of the gross fair value for the Company’s derivative asset and liabilities, as well as the location of the asset and liability balances on the Consolidated Balance Sheets:

Derivative Instruments	Derivative Designation	Balance Sheet Classification	March 31, 2018	December 31, 2017
Asset derivative:
Forward starting swaps	Cash flow hedge	Other current assets	$6	$—

Liability derivative:
Forward starting swaps	Cash flow hedge	Other current liabilities	—	3
Note 8: Short-Term Debt
On March 21, 2018, AWCC and its lenders amended and restated the credit agreement with respect to AWCC’s revolving credit facility to increase the maximum commitments under the facility to $2.25 billion from $1.75 billion and to extend the expiration date of the facility to March 2023 from June 2020. The facility is used principally to support AWCC’s commercial paper program and to provide a sub-limit of up to $150 million for letters of credit. As of March 31, 2018, no amounts were borrowed by AWCC under the credit agreement, except with respect to the letters of credit issued under the $150 million letter of credit sub-limit. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods. The financial covenants with respect to the facility remained unchanged from the credit agreement in effect on December 31, 2017.
On March 21, 2018, AWCC increased the maximum aggregate principal amount of borrowings authorized under its commercial paper program from $1.60 billion to $2.10 billion. As of March 31, 2018, AWCC had $1.18 billion in commercial paper outstanding.
Note 9: Income Taxes
The Company’s effective income tax rate was 24.3% and 35.9% for the three months ended March 31, 2018 and 2017, respectively. The decrease of the Company’s effective income tax rate primarily resulted from the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018 from the enactment of the TCJA. There were no significant adjustments recorded during the first quarter of 2018 pursuant to Staff Accounting Bulletin 118.

Note 10: Pension and Other Post-Retirement Benefits
The following table provides the components of net periodic benefit (credit) costs:

	For the Three Months Ended March 31,
	2018	2017
Components of net periodic pension benefit cost:
Service cost	$9	$9
Interest cost	19	20
Expected return on plan assets	(25)	(24)
Amortization of actuarial loss	7	9
Net periodic pension benefit cost	$10	$14

Components of net periodic other post-retirement benefit (credit) cost:
Service cost	$3	$3
Interest cost	6	7
Expected return on plan assets	(7)	(7)
Amortization of prior service credit	(5)	(5)
Amortization of actuarial loss	1	3
Net periodic other post-retirement benefit (credit) cost	$(2)	$1
The Company made no contributions for the funding of its defined benefit pension plans for the three months ended March 31, 2018 and $10 million for the three months ended March 31, 2017, respectively. In addition, the Company made no contributions for the funding of its other post-retirement plans for the three months ended March 31, 2018 and $1 million for the three months ended March 31, 2017, respectively. The Company expects to make pension and post-retirement contributions to the plan trusts of up to $45 million during the remainder of 2018.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of March 31, 2018, the Company has accrued approximately $135 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $25 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
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

Following the Freedom Industries chemical spill, numerous lawsuits were filed against WVAWC and certain other Company affiliated entities (collectively, the “American Water Defendants”) with respect to this matter in the U.S. District Court for the Southern District of West Virginia or West Virginia Circuit Courts in Kanawha, Boone and Putnam counties, and to date, more than 70 cases remain pending. Four of the cases pending before the U.S. district court were consolidated for purposes of discovery, and an amended consolidated class action complaint for those cases (the “Federal action”) was filed in December 2014 by several plaintiffs. In January 2016, all of the then-filed state court cases were referred to West Virginia’s Mass Litigation Panel for further proceedings, which have been stayed until July 27, 2018 pending the approval by the court in the Federal action of a global agreement to settle all of such cases, as described below. The court in the Federal action has continued the start of the trial indefinitely pending ongoing settlement approval activities.
Proposed Global Class Action Settlement
On September 21, 2017, the court in the Federal action issued an order granting preliminary approval of a settlement class and proposed class action settlement (the “Settlement”) with respect to claims against the American Water Defendants by all putative class members (collectively, the “Plaintiffs”) for all claims and potential claims arising out of the Freedom Industries chemical spill. The Settlement proposes a global resolution of all federal and state litigation and potential claims against the American Water Defendants and their insurers. Under the terms and conditions of the Settlement and the proposed amended settlement agreement, the American Water Defendants have not admitted, and will not admit, any fault or liability for any of the allegations made by the Plaintiffs in any of the actions to be resolved. Under federal class action rules, claimants had the right, until December 8, 2017, to elect to opt out of the final Settlement, in which case such claimant would not receive any benefit from or be bound by the terms of the Settlement. Less than 100 of the 225,000 estimated putative Plaintiffs have submitted opt-out notices. The deadline to file a claim in the Settlement expired on February 21, 2018.
The proposed aggregate pre-tax amount of the Settlement with respect to the Company is $126 million. The aggregate portion of the Settlement to be contributed by WVAWC, net of insurance recoveries, is $43 million (approximately $26 million after tax), taking into account the September 2017 settlement with one of the Company’s general liability insurance carriers discussed below. Another defendant to the Settlement is to contribute up to $25 million to the Settlement. Two of the Company’s insurance carriers, which provide an aggregate of $50 million in insurance coverage to the Company under the Company’s general liability insurance program, had been originally requested to participate in the Settlement at the time of the initial filing of the binding agreement in principle with the court in the Federal action, but did not agree to do so at that time. WVAWC filed a lawsuit against one of these carriers alleging that the carrier’s failure to agree to participate in the Settlement constituted a breach of contract. On September 19, 2017, the Company and the insurance carrier settled this lawsuit for $22 million, out of a maximum of $25 million in potential coverage under the terms of the relevant policy, in exchange for a full release by the Company and WVAWC of all claims against the insurance carrier related to the Freedom Industries chemical spill. WVAWC and the settling insurer have agreed to stay this litigation pending final approval of the Settlement. The Company and WVAWC continue to pursue vigorously their rights to insurance coverage for contributions by WVAWC to the Settlement in mandatory arbitration with the remaining non-participating carrier. This arbitration proceeding remains pending.
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
The settlement amount of $126 million is reflected in Accrued Liabilities and the offsetting insurance receivables are reflected in Other Current Assets on the Consolidated Balance Sheet as of March 31, 2018. The Company intends to fund WVAWC’s contributions to the Settlement through existing sources of liquidity, although no contribution by WVAWC will be required unless and until the terms of the Settlement are finally approved by the court in the Federal action. Furthermore, under the terms of the Settlement, WVAWC has agreed that it will not seek rate recovery from the Public Service Commission of West Virginia (the “PSC”) for approximately $4 million in direct response costs expensed in 2014 by WVAWC relating to the Freedom Industries chemical spill as well as for amounts paid by WVAWC under the Settlement.

The Company’s insurance policies operate under a layered structure where coverage is generally provided in the upper layers after claims have exhausted lower layers of coverage. The insurance carrier that was requested, but presently has not agreed, to participate in the Settlement ranks lower in the general liability insurance structure than the insurance carriers that have agreed to contribute $36 million to the individual review claim fund, as noted above. As such, the non-participating carrier would have ordinarily be required to respond to pay a claim prior to the participating carriers. Any recovery by WVAWC or the Company from the remaining non-participating carrier would reimburse WVAWC for its contributions to the guaranteed fund.
Following completion of the required class member notice period, on January 9, 2018, the court in the Federal action held a fairness hearing to consider final approval of the Settlement, which was continued on February 1, 2018 to address certain open matters. At this hearing, the court in the Federal action indicated that it intended to enter an order approving the Settlement, and the parties submitted a proposed order to the court on February 2, 2018.
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
The CSB is an independent investigatory agency with no regulatory mandate or ability to issue fines or citations; rather, the CSB can only issue recommendations for further action. In response to the Freedom Industries chemical spill, the CSB commenced an investigation shortly thereafter. In September, 2016, the CSB issued and adopted its investigation report in which it recommended that the Company conduct additional source water protection activities. On April 4, 2017, the CSB indicated that the implementation by the Company of source water protection activities resolved the first two parts of the CSB’s recommendation. On March 5, 2018, based on information the Company provided to the CSB, the CSB closed its investigation with a status of “acceptable action,” which refers to the Company’s actions on all three parts of the CSB’s recommendation.
On March 16, 2017, the Lincoln County (West Virginia) Commission (the “LCC”) passed a county ordinance entitled the “Lincoln County, WV Comprehensive Public Nuisance Investigation and Abatement Ordinance.” The ordinance establishes a mechanism that Lincoln County believes will allow it to pursue criminal or civil proceedings for the “public nuisance” it alleges was caused by the Freedom Industries chemical spill. On April 20, 2017, the LCC filed a complaint in Lincoln County state court against WVAWC and certain other defendants not affiliated with the Company, alleging that the Freedom Industries chemical spill caused a public nuisance in Lincoln County. The complaint seeks an injunction against WVAWC that would require the creation of various databases and public repositories of documents related to the Freedom Industries chemical spill, as well as further study and risk assessments regarding the alleged exposure of Lincoln County residents to the released chemicals. On June 12, 2017, the Mass Litigation Panel entered an order granting a motion to transfer this case to its jurisdiction and stayed the case consistent with the existing stay order. The LCC has elected to opt out of the Settlement. On January 26, 2018, the LCC filed a motion seeking to lift the stay imposed by the Mass Litigation Panel. On March 5, 2018, this motion was denied. WVAWC believes that this lawsuit is without merit and intends to vigorously contest the claims and allegations raised in the complaint.
California Public Utilities Commission Residential Rate Design Proceeding
On April 9, 2018, the California Public Utilities Commission (the “CPUC”) issued a presiding officer’s decision (“POD”) granting the motion for adoption of the Joint Settlement Agreement (described below) to resolve the CPUC’s residential tariff administration proceeding. The POD provides for a waiver by California-American Water Company, a wholly owned subsidiary of the Company (“Cal Am”), of $0.5 million of cost recovery for residential customers through the water revenue adjustment mechanism/modified cost balancing account (“WRAM/MCBA”), in lieu of a penalty. Any party or any CPUC commissioner may file an appeal of the POD by May 9, 2018. If no appeal is filed, the decision will become final.
The POD relates initially to a final CPUC decision issued in December 2016 in a proceeding involving Cal Am, adopting a new residential rate design for Cal Am’s Monterey District. The decision allowed for recovery by Cal Am of $32 million in under-collections in the WRAM/MCBA over a five-year period, plus interest, and modified existing conservation and rationing plans. In its decision, the CPUC noted concern regarding Cal Am’s residential tariff administration, specifically regarding the lack of verification of customer-provided information about the number of residents per household. This information was used for generating billing determinants under the tiered rate system. As a result, the CPUC kept this proceeding open to address several issues, including whether Cal Am’s residential tariff administration violated a statute, rule or CPUC decision, and if so, whether a penalty should be imposed.

On February 24, 2017, Cal Am, the Monterey Peninsula Water Management District, the CPUC’s Office of Ratepayer Advocates, and the Coalition of Peninsula Businesses, filed for CPUC approval of a joint settlement agreement (the “Joint Settlement Agreement”), which among other things, proposed to resolve the CPUC’s residential tariff administration concerns by providing for a waiver by Cal Am of $0.5 million of cost recovery for residential customers through the WRAM/MCBA in lieu of a penalty. On March 28, 2017, the administrative law judge assigned to the proceeding issued a ruling stating there was sufficient evidence to conclude, on a preliminary basis, that Cal Am’s administration of the residential tariff violated certain provisions of the California Public Utilities Code and a CPUC decision. This ruling ordered Cal Am to show cause why it should not be penalized for these administrative violations and directed the settling parties to address whether the cost recovery waiver in the Joint Settlement Agreement was reasonable compared to a potential penalty range ultimately clarified by the administrative law judge to be from $3 million to $179 million. However, in the April 9, 2018 POD, the administrative law judge found that Cal Am’s administration of the residential tariff did not in fact violate the California Public Utilities Code or a CPUC decision, which was a significant departure from the judge’s March 28, 2017 ruling. The POD essentially reverses the CPUC’s position expressed in the earlier ruling.
As of March 31, 2018, the portions of this loss contingency that are probable and/or reasonably possible have been determined to be immaterial to the Company and have been included in the aggregate maximum amounts described above in the paragraph under “Contingencies” in this Note 11—Commitments and Contingencies.
Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of WVAWC’s West Relay pumping station located in the City of Dunbar. The failure of the main caused water outages and low pressure to up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking but the water main was usable until June 29, 2015 to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was completed safely on June 30, 2015. Water service was fully restored by July 1, 2015 to all customers affected by this event.
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
Note 12: Earnings per Common Share
The following table is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations:

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to common stockholders	$106	$93

Denominator:
Weighted-average common shares outstanding—Basic	178	178
Effect of dilutive common stock equivalents	1	1
Weighted-average common shares outstanding—Diluted	179	179

The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units and performance stock units granted under the 2007 and the 2017 Omnibus Equity Compensation Plans, as well as shares purchased under the American Water Works Company, Inc. and its Designated Subsidiaries 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three months ended March 31, 2018 and 2017 because their effect would have been anti-dilutive under the treasury stock method.
Forward Sale Agreements
See Note 15—Subsequent Events for discussion relating to the forward sale agreements entered into by the Company on April 11, 2018 and the related potential impacts on the Company’s diluted earnings per common share.
Note 13: Fair Value of Financial Assets and Liabilities
Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Current assets and current liabilities—The carrying amounts reported on the Consolidated Balance Sheets for current assets and current liabilities, including revolving credit debt, due to the short-term maturities and variable interest rates, approximate their fair values.
Preferred stock with mandatory redemption requirements and long-term debt—The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs. The fair values of instruments classified as Level 2 and Level 3 are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market rates. As a majority of the Company’s debt is not traded in active markets, the Company calculated a base yield curve using a risk-free rate (a U.S. Treasury securities yield curve) plus a credit spread that is based on the following two factors: an average of the Company’s own publicly-traded debt securities and the current market rates for U.S. Utility A debt securities. The Company used these yield curve assumptions to derive a base yield for the Level 2 and Level 3 securities. Additionally, the Company adjusted the base yield for specific features of the debt securities, including call features, coupon tax treatment and collateral for the Level 3 instruments.
The carrying amounts including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and fair values of the financial instruments were as follows:

	Carrying Amount	At Fair Value as of March 31, 2018
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$9	$—	$—	$12	$12
Long-term debt (excluding capital lease obligations)	6,814	4,630	959	1,782	7,371

	Carrying Amount	At Fair Value as of December 31, 2017
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$10	$—	$—	$14	$14
Long-term debt (excluding capital lease obligations)	6,809	4,846	976	1,821	7,643

Recurring Fair Value Measurements
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 respectively:

	At Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$28	$—	$—	$28
Rabbi trust investments	15	—	—	15
Deposits	4	—	—	4
Mark-to-market derivative asset	—	6	—	6
Other investments	5	—	—	5
Total assets	52	6	—	58

Liabilities:
Deferred compensation obligations	17	—	—	17
Total liabilities	17	—	—	17
Total net assets (liabilities)	$35	$6	$—	$41

	At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$28	$—	$—	$28
Rabbi trust investments	15	—	—	15
Deposits	4	—	—	4
Other investments	3	—	—	3
Total assets	50	—	—	50

Liabilities:
Deferred compensation obligations	17	—	—	17
Mark-to-market derivative liabilities	—	3	—	3
Total liabilities	17	3	—	20
Total net assets (liabilities)	$33	$(3)	$—	$30
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations, maintenance and repair projects. Long-term restricted funds of $1 million were included in other long-term assets as of March 31, 2018 and December 31, 2017, respectively.
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

Mark-to-market derivative liabilities—The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company also employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and forward starting interest rate swaps, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets.
Note 14: Segment Information
The Company operates its businesses primarily through one reportable segment, the Regulated Businesses segment. The Company also operates businesses that provide a broad range of related and complementary water and wastewater services in non-regulated markets, which includes four operating segments that individually do not meet the criteria of a reportable segment. These four non-reportable operating segments are collectively presented as the “Market-Based Businesses.” “Other” includes corporate costs that are not allocated to the Company’s operating segments, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to the acquisitions that have not been allocated to the operating segments for evaluation of performance and allocation of resource purposes. The following tables include the Company’s summarized segment information:

	As of or for the Three Months Ended March 31, 2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$666	$100	$(5)	$761
Depreciation and amortization	122	4	3	129
Total operating expenses, net	462	86	(4)	544
Interest, net	(69)	1	(16)	(84)
Income before income taxes	142	16	(18)	140
Provision for income taxes	38	4	(8)	34
Net income attributable to common stockholders	104	12	(10)	106
Total assets	17,817	604	1,307	19,728

	As of or for the Three Months Ended March 31, 2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$659	$103	$(6)	$756
Depreciation and amortization	117	4	3	124
Total operating expenses, net	438	94	(6)	526
Interest, net	(66)	—	(19)	(85)
Income before income taxes	154	10	(19)	145
Provision for income taxes	60	3	(11)	52
Net income attributable to common stockholders	94	7	(8)	93
Total assets	16,632	555	1,423	18,610

Note 15: Subsequent Events
Pivotal Home Solutions Acquisition Agreement
On April 11, 2018 the Company, through its subsidiary American Water Enterprises, LLC (“AWE”), entered into a stock purchase agreement to acquire (the “Acquisition”) all of the capital stock of Nicor Energy Services Company, doing business as Pivotal Home Solutions (“Pivotal”), from Nicor Energy Ventures Company Gas (“Nicor”), a subsidiary of Southern Company Gas. Pivotal is headquartered in Naperville, Illinois and is a provider of home warranty protection products and services, operating in 18 states with approximately 1.2 million customer contracts. Under the terms of the stock purchase agreement, AWE will purchase from Nicor all of Pivotal’s capital stock for an aggregate purchase price of approximately $365 million in cash, including an estimated $7 million of Pivotal’s working capital at closing, subject to adjustment based on the post-closing determination of Pivotal’s working capital as set forth in the stock purchase agreement. The Acquisition is expected to close in the second quarter of 2018.
Equity Forward Transaction
On April 11, 2018, the Company effected an equity forward transaction by entering into a forward sale agreement with each of two forward purchasers in connection with a public offering of 2,320,000 shares of the Company’s common stock. In the equity forward transaction, the forward purchasers or an affiliate borrowed an aggregate of 2,320,000 shares of the Company’s common stock from third parties and sold them to the underwriters in the public offering. Except under limited circumstances, the Company has the right under the forward sale agreements to elect physical, net share or cash settlement in whole or in part. If the Company decides to physically settle a forward sale agreement, the Company will issue shares of its common stock to the forward purchaser at the then-applicable forward sale price. The forward sale price is initially $79.36 per share, and is subject to adjustment as specified in each forward sale agreement. The Company must settle the forward sale agreements in full on or before April 11, 2019.
The Company did not receive any proceeds from the sale of its common stock by the underwriters. The Company currently intends to elect full physical settlement of the forward sale agreements by delivering 2,320,000 shares of its Common Stock if the Company successfully completes the Acquisition. The net proceeds of the equity forward transaction are intended to be used to finance a portion of the purchase price of the Acquisition.
Alton, Illinois Wastewater Acquisition
On April 13, 2018, the Company’s Illinois subsidiary entered into an agreement to acquire the City of Alton, Illinois’ regional wastewater system for approximately $54 million. This system currently serves approximately 23,000 customers, including customers in the nearby communities of Bethalto and Godfrey. The closing of this acquisition is subject to approval by the Illinois Public Utility Commission. The Company is expecting this acquisition to close in the first quarter of 2019.

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
Overview
Through its subsidiaries, American Water Works Company, Inc. is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenue and population served. Our primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as our “Regulated Businesses.” Our utilities are generally subject to economic regulation by certain state utility commissions or other entities engaged in utility regulation, together referred to as Public Utility Commissions (“PUCs” or “Regulators”). We also operate several market-based businesses that are not subject to economic regulation by PUCs, collectively presented as our “Market-Based Businesses.” These businesses provide a broad range of related and complementary water and wastewater services to military bases, municipalities, shale natural gas exploration and production companies, as well as residential, commercial and industrial customers. For further description of our businesses, see Part I, Item 1—Business in our Form 10-K.
You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Form 10-Q and in our Form 10-K. Throughout this Form 10-Q, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company”, and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken as a whole.
Quarter Highlights
The following key events and transactions highlighted our first quarter of 2018:

•
We upsized our revolving credit facility to a maximum of $2.25 billion from $1.75 billion and extended the expiration date to March 2023 from June 2020. We also increased the maximum authorized borrowings under our commercial paper program to $2.10 billion from $1.60 billion.

•
Our California subsidiary received a decision on its cost of capital filing, authorizing a 9.20% return on equity, an increase in its equity ratio from 53% to 55.39% and approved our requested 5.63% cost of debt.

•
Fourteen of our regulatory jurisdictions have either opened separate proceedings to address the TCJA, or are planning to incorporate the impacts of the TCJA in existing proceedings, including the state of New Jersey which, effective April 1, 2018, required all utilities to revise interim rates to reflect the new federal corporate income tax rate of 21%. We are working with our regulators to determine the best approach for addressing the TCJA in each of these jurisdictions.

Subsequent to March 31, 2018, the following key events occurred:

•
On April 11, 2018, American Water Enterprises, LLC (“AWE”), a wholly owned subsidiary of the Company, entered into a purchase agreement to acquire Pivotal Home Solutions, a leading provider of home warranty protection products and services, for approximately $365 million in cash. This transaction is expected to close in the second quarter of 2018 and is intended to be financed with approximately 50% debt and 50% equity. For the equity portion, we entered into forward sale agreements on April 11, 2018. See Note 15—Subsequent Events in the Notes to the Consolidated Financial Statements for additional information.

•
On April 13, 2018, our Illinois subsidiary entered into an agreement to acquire the City of Alton, Illinois’ regional wastewater system, serving roughly 23,000 customers, for approximately $54 million, with an expected closing in the first quarter of 2019.

•
On May 2, 2018, the principal issues in our Missouri subsidiary’s general rate case filing were resolved and additional annualized revenues of $33 million were authorized, excluding previously approved infrastructure surcharge revenues and reflecting the TCJA’s reduction in the federal corporate income tax rate. This authorization is not final until a written order is issued.

Financial Results
For the three months ended March 31, 2018, net income attributable to common stockholders was $0.59 per diluted share, an increase of $0.07 per diluted share, or 13.5% compared to the same period in 2017. This increase was primarily due to continued growth in our Regulated Businesses, largely driven by infrastructure investment, acquisitions and organic growth, combined with growth in our Market-Based Businesses, mainly from our Homeowner Services Group. See “Consolidated Results of Operations” and “Segment Results of Operations” in this section for further discussion.
Focusing on Central Themes
In 2018, our strategy, which is driven by our vision and core values, will continue to be anchored on our five central themes: (i) safety; (ii) customers; (iii) people; (iv) growth; and (v) technology and operational efficiency. We continue to focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our stockholders. Additionally, we continue to execute on our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made during the first three months of 2018 with respect to growth and improvement in our operational efficiency is described below.
Growth—Infrastructure improvements, acquisitions and strategic capital investments
During the first three months of 2018, we made capital investments of approximately $343 million, focused in two key areas:

•	$335 million, of which the majority was in our Regulated Businesses for infrastructure improvements; and

•	$8 million to fund acquisitions in our Regulated Businesses, which added approximately 2,500 water and wastewater customers.
For the full year of 2018, our capital investment is expected to be in the range of $1.9 billion to $2.1 billion, including the acquisition of Pivotal, which is expected to close in the second quarter of 2018.
On April 11, 2018, AWE entered into a stock purchase agreement to acquire all of the capital stock of Pivotal from a subsidiary of Southern Company Gas. Pivotal is headquartered in Naperville, Illinois and is a leading provider of home warranty protection products and services, operating in 18 states with approximately 1.2 million customer contracts. Under the terms of the stock purchase agreement, AWE will purchase all of Pivotal’s capital stock for an aggregate purchase price of approximately $365 million, including an estimated $7 million of Pivotal’s working capital at closing, subject to adjustment as set forth in the stock purchase agreement. The completion of the Acquisition is subject to obtaining regulatory consents and approvals and satisfying other customary closing obligations. The Acquisition is expected to close in the second quarter of 2018 and is intended to be financed with approximately 50% debt and 50% equity. See Note 15—Subsequent Events in the Notes to the Consolidated Financial Statements for additional information.
On April 13, 2018, our Illinois subsidiary entered into an agreement to acquire the City of Alton, Illinois’ regional wastewater system for approximately $54 million. This system currently serves approximately 23,000 customers, including customers in the nearby communities of Bethalto and Godfrey. The closing of this acquisition is subject to approval by the Illinois PUC. We are expecting this acquisition to close in the first quarter of 2019.
On September 29, 2017, our Military Services Group was awarded a contract for ownership, operation and maintenance of the water and wastewater systems at Wright-Patterson Air Force Base, the largest single-site employer in the state of Ohio. The contract award includes estimated revenues of approximately $490 million over a 50-year period, subject to an annual economic price adjustment. After successful resolution of a bid protest that had been filed by an unsuccessful bidder in the fourth quarter of 2017, the contract previously awarded to our Military Services Group was reinstated on April 20, 2018.
Technology & Operational Efficiency—Continued improvement in our Regulated Businesses’ adjusted O&M efficiency ratio
Our adjusted O&M efficiency ratio, which we use as a measure of our operating performance, was 35.6% for the twelve months ended March 31, 2018, as compared to 36.6% for the twelve months ended March 31, 2017, with all periods prior to January 1, 2018, presented on a pro forma basis to include the estimated impact of the TCJA on operating revenues. The improvement in this ratio was primarily attributable to an increase in operating revenue our Regulated Businesses.
Our adjusted O&M efficiency ratio is defined as the operation and maintenance expenses from our Regulated Businesses divided by the pro forma operating revenues from our Regulated Businesses, where both operation and maintenance expenses and pro forma operating revenues were adjusted to eliminate purchased water expense. Additionally, from operation and maintenance expenses, we excluded the allocable portion of non-operation and maintenance support services cost, mainly depreciation and general taxes, that are reflected in our Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, are categorized within other line items in the accompanying Consolidated Statements of Operations.

In addition to the adjustments discussed above, for period-to-period comparability purposes, we have presented the estimated impact of the TCJA on operating revenues for our Regulated Businesses on a pro forma basis for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods (see Note 5—Regulatory Liabilities in the Notes to the Consolidated Financial Statements for additional information). We also made the following adjustments to our O&M efficiency ratio: (i) we excluded from operation and maintenance expenses the impact of certain Freedom Industries chemical spill settlement activities recognized in 2016 and 2017; and (ii) we excluded from operation and maintenance expenses the impact of the Company’s January 1, 2018 adoption of Accounting Standard Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (“ASU 2017-07”) for 2016, 2017 and 2018 (see Note 2—Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information). We excluded the items discussed above from the calculation as we believe such items are not reflective of management’s ability to increase the efficiency of our Regulated Businesses.
We evaluate our operating performance using this ratio because we believe it directly measures improvement in the efficiency of our Regulated Businesses. This information is intended to enhance an investor’s overall understanding of our operating performance. Our adjusted O&M efficiency ratio is not an accounting measure that is based on accounting principles generally accepted in the United States (“GAAP”), may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report.

The following table provides the calculation of our adjusted O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of our adjusted O&M efficiency ratio:

	For the Twelve Months Ended March 31,
(In millions)	2018	2017
Total operation and maintenance expenses	$1,388	$1,493
Less:
Operation and maintenance expenses—Market-Based Businesses	329	361
Operation and maintenance expenses—Other	(48)	(44)
Total operation and maintenance expenses—Regulated Businesses	1,107	1,176
Less:
Regulated purchased water expenses	131	122
Allocation of non-operation and maintenance expenses	30	28
Impact of Freedom Industries settlement activities (a)	(22)	65
Impact of adoption of ASU 2017-07 (b)	6	5
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$962	$956

Total operating revenues	$3,362	$3,315
Less:
Pro forma adjustment for impact of the TCJA (c)	129	163
Total pro forma operating revenues	3,233	3,152
Less:
Operating revenues—Market-Based Businesses	419	440
Operating revenues—Other	(22)	(21)
Total pro forma operating revenues—Regulated Businesses	2,836	2,733
Less:
Regulated purchased water revenues (d)	131	122
Adjusted pro forma operating revenues—Regulated Businesses (ii)	$2,705	$2,611

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	35.6%	36.6%

NOTE
The adjusted O&M efficiency ratio previously reported for the twelve months ended March 31, 2017 was 34.6%, which did not include the adjustments for the items discussed in footnotes (b) and (c) below.

(a)	Includes the impact of the binding global agreement in principle to settle claims in 2016 and a settlement with one of our general liability insurance carriers in 2017.

(b)
Includes the impact of the Company’s adoption of ASU 2017-07 on January 1, 2018. See Note 2—Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.

(c)
Includes the estimated impact of the TCJA on operating revenues for our Regulated Businesses for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods. See Note 5—Regulatory Liabilities in the Notes to the Consolidated Financial Statements for additional information.

(d)	The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
The following table provides annualized incremental revenues resulting from rate authorizations that became effective during the three months ended March 31, 2018 for general rate cases and infrastructure surcharges, assuming a constant water sales volume:

(In millions)	For the Three Months Ended March 31, 2018
General rate cases by state:
Pennsylvania (effective January 1, 2018)	$62
Total general rate cases	$62

Infrastructure surcharges by state:
Indiana (effective March 14, 2018)	$7
Virginia (effective March 1, 2018)	1
Illinois (effective January 1, 2018)	3
West Virginia (effective January 1, 2018)	3
Total infrastructure surcharges	$14
On May 2, 2018, the Missouri Public Service Commission (“MoPSC”) voted in open session to approve the stipulations of settlement resolving the principal issues in our Missouri subsidiary’s general rate case. The approved stipulations and settlement include a $33 million revenue requirement increase, excluding previously approved infrastructure surcharge revenues and reflecting the prospective impact of the reduction in federal corporate income tax rate resulting from the TCJA, beginning as of the effective date of the new rates. The MoPSC’s determination is not final until a written order is issued.
On April 10, 2018, our Tennessee subsidiary received a decision on its infrastructure surcharge filing, authorizing additional annualized revenues of $1 million, which includes the impact of the reduction in the federal corporate income tax rate resulting from the TCJA.
On March 22, 2018, our California subsidiary received a decision on its cost of capital filing, authorizing for 2018, a 9.20% return on equity, a 5.63% cost of debt and a capital structure of 44.61% debt and 55.39% equity. The decision also approved continuation of the three-year trigger mechanism tied to the Moody’s Baa utility bond index.
Pending General Rate Case Filings
On April 30, 2018, our West Virginia subsidiary filed a general rate case requesting $29 million in additional annualized water and wastewater revenues, excluding previously authorized infrastructure surcharge revenues.
During the third quarter of 2017, our New Jersey subsidiary filed a general rate case requesting $129 million in additional annualized water and wastewater revenues. On February 8, 2018, this request was reduced to $117 million to reflect the reduction in the federal corporate income tax rate resulting from the TCJA.
During the third quarter of 2016, our California subsidiary filed a general rate case requesting $35 million in additional annualized revenues for 2018 and an increase of $8 million in the escalation year of 2019 and the attrition year of 2020. During the fourth quarter of 2016, an update to this request was filed, reducing the 2018 request to $32 million in additional annualized revenues and increasing the 2019 escalation year request to $9 million. On February 23, 2018, the 2018 request was reduced to $24 million to reflect the reduction in the federal corporate income tax rate resulting from the TCJA, and then further reduced to $19 million on April 6, 2018, to reflect the impact of the recently approved cost of capital decision in the current general rate filing.
There is no assurance that all or any portion of these requests will be granted.

Legislative Updates
During the first quarter of 2018, two of our regulatory jurisdictions enacted fair market value legislation further enabling private sector investment in public sector water and wastewater systems. This legislature includes House File 2307 in Iowa and House Bill 1566 in Maryland, both of which allow a fair market value methodology to be included in rate base with respect to prospective acquisitions. Fair market value assessment of water and wastewater systems is an alternative to the traditional depreciated original cost method of valuation, providing municipalities with a fair and objective purchase price that is reflective of the assets’ value, while increasing a utility’s assurance of recovering its investment over the life of the assets acquired. In addition, Senate Enrolled Act 362 was enacted in Indiana, which, similar to the Water Quality Accountability Act enacted in New Jersey in 2017, sets new operational standards and requirements for water and wastewater treatment plants in areas such as capital asset management, cost-benefit analysis and cybersecurity.
Tax Matters
On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, and certain other provisions related specifically to the public utility industry, including continuation of interest expense deductibility, the exclusion from utilizing bonus depreciation and the normalization of deferred income tax. The enactment of the TCJA required a re-measurement of our deferred income taxes that materially impacted our 2017 results of operations and financial position. The portion of this re-measurement related to our Regulated Businesses was substantially offset by a regulatory liability, as we believe it is probable that the deferred income tax excesses created by the TCJA will benefit our regulated customers in future rates. The remaining portion of this re-measurement of the net deferred income tax liability was recorded as a non-cash charge to earnings during the fourth quarter of 2017.
During the first quarter of 2018, our fourteen regulatory jurisdictions have either opened separate proceedings to address the TCJA, or are planning to incorporate the impacts of the TCJA in existing proceedings, including in the state of New Jersey which, effective April 1, 2018, required all utilities to revise interim rates to reflect the new federal corporate income tax rate of 21%. We are working with each jurisdiction to determine the best approach to pass the benefits from the lower tax rate to our regulated customers, ideally through established ratemaking, tax and regulatory normalization provisions. For the normalization component of deferred taxes, we have proposed tracking mechanisms until the Company is able to obtain more clarity regarding: (i) the technical aspects of the methods available to compute the appropriate amount of deferred income tax excess to normalize, and (ii) the period over which the benefits will be refunded to customers, both of which are expected in 2019. To date, a few jurisdictions have agreed to our proposed delay.
On March 23, 2018, President Trump signed the Consolidated Appropriations Act of 2018 (the “Bill”). The Bill corrects and clarifies some aspects of the TCJA related to bonus depreciation eligibility. Specifically, property that was acquired, or the construction began prior to September 27, 2017, will be eligible for bonus depreciation. This clarification will allow the Company to benefit from additional bonus depreciation deductions resulting in a slight delay of when the Company expects to become a cash taxpayer for federal income tax purposes. We believe that we will likely begin paying federal income taxes towards the beginning of 2020, when we expect our federal NOL carryforwards will be fully realized, and expect to be a full cash taxpayer by 2021, although this timing could be impacted by any significant changes in our future results of operations and the outcome of regulatory proceedings regarding the TCJA.

Consolidated Results of Operations
The following table presents our consolidated results of operations and the ensuing discussions explain the material variances related to the major components:

	For the Three Months Ended March 31,
	2018	2017	Increase (Decrease)
(In millions)
Operating revenues	$761	$756	$5	0.7%
Operating expenses:
Operation and maintenance	347	334	13	3.9%
Depreciation and amortization	129	124	5	4.0%
General taxes	70	68	2	2.9%
Gain on asset dispositions and purchases	(2)	—	(2)	100.0%
Total operating expenses, net	544	526	18	3.4%
Operating income	217	230	(13)	(5.7)%
Other income (expenses):
Interest, net	(84)	(85)	1	(1.2)%
Non-operating benefit costs, net	3	(3)	6	(200.0)%
Other, net	4	3	1	33.3%
Total other income (expenses)	(77)	(85)	8	(9.4)%
Income before income taxes	140	145	(5)	(3.4)%
Provision for income taxes	34	52	(18)	(34.6)%
Net income attributable to common stockholders	$106	$93	$13	14.0%
Operating Revenues
For the three months ended March 31, 2018, operating revenues increased primarily due to a:

•
$39 million increase in our Regulated Businesses principally due to authorized rate increases and increases from water and wastewater acquisitions, organic growth and higher water services demand; partially offset by a

•
$32 million reserve on revenue earned by our Regulated Businesses during the first quarter of 2018, for the estimated income tax savings resulting from the TCJA, which is expected to benefit our customers (a corresponding regulatory liability was recorded); and a

•
$3 million decrease in our Market-Based Businesses mainly due to lower capital upgrades in our Military Services Group, largely attributable to reduced military base budgets, offset in part by incremental revenues in Keystone Clearwater Solutions, LLC (“Keystone”), our water management solutions subsidiary operating in the Appalachian basin, from an increase in operations as a result of market recovery in the shale natural gas industry.

Operation and Maintenance
For the three months ended March 31, 2018, operation and maintenance expense increased primarily due to a:

•
$19 million increase in our Regulated Businesses principally due to a higher volume of main breaks experienced in the first quarter of 2018, an increase in production costs and purchased water price and usage increases in our California subsidiary; partially offset by a

•
$8 million decrease in our Market-Based Businesses mainly due to lower capital upgrades in our Military Services Group, as discussed above, and a decrease in claims expense in our Homeowner Services Group, driven by operational efficiencies gained through improved planning and relationship management of key contractor partnerships.

Depreciation and Amortization
For the three months ended March 31, 2018, depreciation and amortization expense increased primarily due to additional utility plant placed in service.

Other Income (Expenses)
For the three months ended March 31, 2018, other income (expenses) decreased mainly due to a reduction in interest expense and actuarial losses related to the non-service cost components of pension and other post-retirement benefits expense. The presentation of net periodic benefit costs on the Consolidated Statements of Operations was changed pursuant the adoption and retrospective application of ASU 2017-07 on January 1, 2018. See Note 2—Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.
Provision for Income Taxes
For the three months ended March 31, 2018, our provision for income taxes decreased mainly due to the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, resulting from the TCJA. In our Regulated Businesses, we expect the reduced tax rate will benefit our customers through established ratemaking, tax and regulatory normalization provisions. In our Military Services Group, we are awaiting guidance on how to apply the TCJA to our contracts with the U.S. government.
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
Regulated Businesses Segment
The following table summarizes certain financial information for our Regulated Businesses segment:

	For the Three Months Ended March 31,
	2018	2017	Increase (Decrease)
(In millions)
Operating revenues	$666	$659	$7	1.1%
Operation and maintenance	278	259	19	7.3%
Depreciation and amortization	122	117	5	4.3%
Income before income taxes	142	154	(12)	(7.8)%
Provision for income taxes	38	60	(22)	(36.7)%
Net income attributable to common stockholders	104	94	10	10.6%

Operating Revenues
The following tables summarize information regarding the main components of our Regulated Businesses’ operating revenues and the ensuing discussions explain the material variances related to operating revenues:

	For the Three Months Ended March 31,
	2018	2017	Increase (Decrease)
(In millions)
Water services:
Residential	$368	$359	$9	2.5%
Commercial	133	128	5	3.9%
Industrial	31	32	(1)	(3.1)%
Public and other	80	80	—	—%
Total water services	612	599	13	2.2%
Wastewater services	38	34	4	11.8%
Other (a)	16	26	(10)	(38.5)%
Total operating revenues	$666	$659	$7	1.1%

(a)	Includes revenues from miscellaneous utility charges, alternative revenue programs and leases.

	For the Three Months Ended March 31,
	2018	2017	Increase (Decrease)
(Gallons in millions)
Billed water services volumes:
Residential	37,455	35,985	1,470	4.1%
Commercial	17,747	17,063	684	4.0%
Industrial	9,697	8,878	819	9.2%
Public and other	11,580	11,493	87	0.8%
Billed water services volumes	76,479	73,419	3,060	4.2%
For the three months ended March 31, 2018, operating revenues increased primarily due to a:

•	$22 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment growth in various states;

•	$8 million increase attributable to water and wastewater acquisitions, as well as organic growth in existing systems;

•	$4 million increase due to higher water services demand as compared to the same period in 2017; and a

•	$2 million increase from surcharges and other adjustments, primarily in our California subsidiary; partially offset by a

•
$32 million reserve on revenue earned in first quarter of 2018, for the estimated income tax savings resulting from the TCJA, which is expected to benefit our customers (a corresponding regulatory liability was recorded).

Operation and Maintenance
The following table summarizes information regarding the components of our Regulated Businesses’ operation and maintenance expense, and the ensuing discussions provide an explanation for the variances related to operation and maintenance expense:

	For the Three Months Ended March 31,
	2018	2017	Increase (Decrease)
(In millions)
Production costs	$69	$63	$6	9.5%
Employee-related costs	117	108	9	8.3%
Operating supplies and services	48	48	—	—%
Maintenance materials and supplies	22	18	4	22.2%
Customer billing and accounting	10	10	—	—%
Other	12	12	—	—%
Total	$278	$259	$19	7.3%
For the three months ended March 31, 2018, operation and maintenance expense increased primarily due to a:

•	$6 million increase in production costs principally due to purchased water price and usage increases in our California subsidiary, along with an increase in chemical costs;

•
$9 million increase in employee-related costs mainly due to higher medical claims experienced in the first quarter of 2018, as well as an increase in overtime related a higher volume of main breaks during the first quarter of 2018 as a result of the harshly frigid weather in the Midwest, Northeast and parts of the Mid-Atlantic, and an increase in headcount, mainly from acquisitions; and a

•
$4 million increase in maintenance materials and supplies largely attributable to the higher volume of main breaks and paving expense in the first quarter of 2018, driven by the colder weather experienced.

Depreciation and Amortization
For the three months ended March 31, 2018, depreciation and amortization increased primarily due to additional utility plant placed in service.
Provision for Income Taxes
For the three months ended March 31, 2018, our provision for income taxes decreased mainly due to the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, resulting from the TCJA. We expect the reduced tax rate will benefit our customers through established ratemaking, tax and regulatory normalization provisions.
Market-Based Businesses
The following table summarizes certain financial information for our Market-Based Businesses and the ensuing discussions explain the material variances related to the major components:

	For the Three Months Ended March 31,
	2018	2017	Increase (Decrease)
(In millions)
Operating revenues	$100	$103	$(3)	(2.9)%
Operation and maintenance	80	88	(8)	(9.1)%
Income before income taxes	16	10	6	60.0%
Provision for income taxes	4	3	1	33.3%
Net income attributable to common stockholders	12	7	5	71.4%
Operating Revenues
For the three months ended March 31, 2018, operating revenues decreased primarily due to a:

•	$7 million decrease in our Military Services Group principally due to lower capital upgrades in the first quarter of 2018, largely driven by reduced military base budgets; partially offset by a

•	$4 million increase in Keystone largely attributable to an increase in operations as a result of market recovery in the shale natural gas industry.
Operation and Maintenance
For the three months ended March 31, 2018, operation and maintenance expense decreased primarily due to a:

•	$6 million decrease in our Military Services Group principally due to lower capital upgrades in the first quarter of 2018, as discussed above; and a

•
$5 million decrease in our Homeowners Services group largely attributable to lower claims expense, driven by operational efficiencies gained through improved planning and relationship management of key contractor partnerships; partially offset by a

•	$3 million increase in Keystone mainly due to an increase in operations, as discussed above.
Income Before Income Taxes
For the three months ended March 31, 2018, income before income taxes increased primarily due to $5 million of growth in our Homeowners Services group, largely attributable to a decrease in claims expense, as discussed above.
Liquidity and Capital Resources
For a general overview of our sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources contained in our Form 10-K.
We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowing under the American Water Capital Corp. (“AWCC”) revolving credit facility. On March 21, 2018, AWCC and certain lenders amended and restated the credit agreement with respect to AWCC’s revolving credit facility to increase the maximum commitments under the facility to $2.25 billion from $1.75 billion and to extend the expiration date of the facility to March 2023 from June 2020. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods. We regularly evaluate the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in our revolving credit facility.
In order to meet our short-term liquidity needs, we, through AWCC, our wholly owned financing subsidiary, issue commercial paper, which is supported by our revolving credit facility. On March 21, 2018, AWCC increased the maximum aggregate principal amount of short-term commercial paper notes authorized for issuance under its commercial paper program from $1.60 billion to $2.10 billion. As of March 31, 2018, AWCC had no outstanding borrowings and $87 million of outstanding letters of credit under the revolving credit facility, with $2.16 billion available to fulfill our short-term liquidity needs and to issue letters of credit. As of March 31, 2018, the revolving credit facility supported $1.18 billion in outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the credit facility or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.
The Company has two forward starting swap agreements, each with notional amounts of $100 million, to reduce interest rate exposure on debt expected to be issued in 2018. These forward starting swap agreements terminate in November 2018 and have an average fixed rate of 2.59%. We have designated these forward starting swap agreements as cash flow hedges with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt. See Note 7—Long-Term Debt and Note 8—Short-Term Debt in the Notes to Consolidated Financial Statements for further information.
Additionally, on April 11, 2018, we effected an equity forward transaction by entering into forward sale agreements in connection with a public offering of 2,320,000 shares of our common stock. Except under limited circumstances, we have the right under the forward sale agreements to elect physical, net share or cash settlement in whole or in part. If we decide to physically settle a forward sale agreement, we will issue shares of our common stock at the then-applicable forward sale price. The forward sale price is initially $79.36 per share and is subject to adjustment as provided in each forward sale agreement. We must settle the forward sale agreements in full on or before April 11, 2019.

We did not receive any proceeds from this public offering. We intend to elect full physical settlement of the forward sale agreements by delivering 2,320,000 shares of our common stock if the Acquisition is completed. In that case, assuming a forward sale price of $79.36 per share, we expect to receive net proceeds of approximately $184 million. The net proceeds of the equity forward transaction are intended to be used to finance a portion of the purchase price of the Acquisition. See Note 15—Subsequent Events in the Notes to the Consolidated Financial Statements for additional information.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. The following table provides a summary of the major items affecting cash flows provided by our operating activities:

	For the Three Months Ended March 31,
	2018	2017
(In millions)
Net income	$106	$93
Add (less):
Depreciation and amortization	129	124
Deferred income taxes and amortization of investment tax credits	33	64
Other non-cash activities (a)	(1)	1
Changes in working capital (b)	(48)	6
Pension and post-retirement healthcare contributions	—	(11)
Net cash flows provided by operations	$219	$277

(a)
Includes provision for losses on accounts receivable, gain on asset dispositions and purchases, pension and non-pension post-retirement benefits expense and other non-cash, net. Details of each component can be found in the Consolidated Statements of Cash Flows.

(b)	Changes in working capital include changes to receivables and unbilled revenues, accounts payable and accrued liabilities, and other current assets and liabilities, net.
For the three months ended March 31, 2018, cash flows from operating activities decreased $58 million compared to the same period in 2017, primarily due to the change in working capital and change in deferred income taxes, partially offset by the increase in net income after non-cash adjustments. The change in working capital was primarily the result of the following: (i) a decrease in unbilled revenues as a result of our Military Services Group achieving significant capital project milestones at the end of 2017; and (ii) a change in the timing of interest payments associated with the debt offering we entered in to during the third quarter of 2017. The change in deferred income taxes is primarily the result of the impact of the change in the federal income tax rate on the Company’s deferred income taxes from the enactment of the TCJA. Partially offsetting these decreases is the increase in net income. The main factors contributing to the net income increase are described in this section under “Consolidated Results of Operations” and included higher operating revenue and a lower provision for income taxes.
Cash Flows Used in Investing Activities
The following table provides information regarding cash flows used in our investing activities:

	For the Three Months Ended March 31,
	2018	2017
(In millions)
Net capital expenditures	$(364)	$(270)
Acquisitions	(8)	(2)
Other investing activities, net (a)	(14)	(13)
Net cash flows used in investing activities	$(386)	$(285)

(a)	Includes removal costs from property, plant and equipment retirements, net, and proceeds from sale of assets and securities.

For the three months ended March 31, 2018, cash used in investing activities increased primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure in our Regulated Businesses, and increased cash used for acquisitions. We expect investments in the range of $1.9 billion to $2.1 billion in 2018 for capital expenditures and acquisitions, including the $365 million acquisition of Pivotal, expected to close in the second quarter of 2018. Construction of our new corporate headquarters building in Camden, New Jersey is underway, and is expected to be completed by the end of 2018. The cost of construction is currently estimated to be up to $164 million, exclusive of any tax incentives, of which $76 million is expected to be incurred in 2018. During the three months ended March 31, 2018, we spent approximately $22 million towards this construction.
Cash Flows Provided by Financing Activities
The following table provides information regarding cash flows provided by our financing activities:

	For the Three Months Ended March 31,
	2018	2017
(In millions)
Proceeds from long-term debt	$10	$—
Repayments of long-term debt	(6)	(4)
Net proceeds from short-term borrowings	278	131
Dividends paid	(74)	(67)
Anti-dilutive stock repurchases	(45)	(54)
Other financing activities, net (a)	3	8
Net cash flows provided by financing activities	$166	$14

(a)
Includes proceeds from issuances of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds, and taxes paid related to employee stock plans.

For the three months ended March 31, 2018, the increase in cash flows provided by financing activities, as compared to the same period in 2017, is primarily due to the increase in proceeds from short-term borrowings to fund a portion of the capital expenditures and general working capital needs.
Credit Facilities and Short-Term Debt
The following table summarizes information regarding our aggregate credit facility commitments, letter of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities as of March 31, 2018:

	Credit Facilities Commitment (a)	Available Credit Facility Capacity (a)	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
(In millions)
March 31, 2018	$2,262	$2,172	$150	$63	$2,100	$917

(a)
Includes amounts related to the revolving credit facility of Keystone. As of March 31, 2018, the total commitment under the Keystone revolving credit facility was $12 million, of which $9 million was available for borrowing, subject to compliance with a collateral base calculation. At March 31, 2018, there were no outstanding borrowings under this credit facility.

The weighted-average interest rate on AWCC short-term borrowings for three months ended March 31, 2018 and 2017 was approximately 1.88% and 1.02%, respectively.

Capital Structure
The following table indicates the percentage of our capitalization represented by the components of our capital structure as of the dates set forth below:

	March 31, 2018	December 31, 2017
Total common stockholders' equity	40.5%	41.0%
Long-term debt and redeemable preferred stock at redemption value	47.6%	49.6%
Short-term debt and current portion of long-term debt	11.9%	9.4%
	100%	100%
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
Covenants in certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On March 31, 2018, our ratio was 0.59 to 1.00 and therefore we were in compliance with the covenants.
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
The following table presents our long-term and short-term credit rating and rating outlook as of March 31, 2018:

Securities	Moody's Investors Service	Standard & Poor's Ratings Service
Rating Outlook	Negative	Stable
Senior unsecured debt	A3	A
Commercial paper	P-2	A-1
On January 19, 2018, Moody’s Investors Service changed the rating outlooks to negative, from stable, for 24 regulated utilities and utility holding companies, including the Company, all of which were primarily impacted by the enactment of the TCJA. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon our ability to generate cash flows in an amount sufficient to service our debt and meet our investment plans. We can provide no assurances that our ability to generate cash flows is sufficient to maintain our existing ratings. None of our borrowings are subject to default or prepayment as a result of the downgrading of these security ratings, although such a downgrading could increase fees and interest charges under our credit facility.
Dividends
On March 1, 2018, we paid a cash dividend of $0.415 per share to our stockholders of record as of February 7, 2018.
On April 20, 2018, our Board of Directors declared a quarterly cash dividend payment of $0.455 per share payable on June 1, 2018 to stockholders of record as of May 11, 2018. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends in our Form 10-K for more information regarding restrictions on the payment of dividends on our common stock.

Application of Critical Accounting Policies and Estimates
Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Form 10-K for a discussion of our critical accounting policies. Additionally, see Note 2—Significant Accounting Policies and Note 3—Revenue Recognition in the Notes to the Consolidated Financial Statements for updates to our significant accounting policies previously disclosed in our Form 10-K.
Recent Accounting Standards
See Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of new accounting standards recently adopted or pending adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes to our exposure to market risk since December 31, 2017. For a discussion of our exposure to market risk, refer to Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk contained in our Form 10-K.
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
Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
We concluded that there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
The 2009 Order includes a condition prohibiting California-American Water Company, our wholly owned subsidiary (“Cal Am”), from diverting water from the Carmel River for new service connections or for any increased use of water at existing service addresses resulting from a change in zoning or use. In 2011, the California Public Utilities Commission (the “CPUC”) issued a decision directing modifications in Cal Am’s tariffs to recognize the moratorium mandated by the 2009 Order, and directing Cal Am to seek written guidance from the SWRCB with respect to any unresolved issues of interpretation or implementation of this condition. In 2012, the Deputy Director of the California State Water Resources Control Board (the “SWRCB”) sent a letter to Cal Am providing an interpretation about calculation of a baseline to determine increases in use of water at existing service addresses. On March 19, 2018, the Monterey Peninsula Water Management District (“MPWMD”) adopted a resolution directing Cal Am to interpret the baseline in a manner that conflicts with the SWRCB’s written interpretation. Cal Am is seeking to meet with MPWMD and the SWRCB to resolve these conflicting interpretations. However, any failure to follow MPWMD’s resolution or the SWRCB’s written interpretation, despite this conflict, could potentially result in fines, penalties and other actions against Cal Am.
Regional Desalination Project Litigation
On December 21, 2017, RMC Water and Environmental (“RMC”), a private engineering consulting firm, filed a motion for summary judgment in the consolidated action associated with the failure of the RDP, and a hearing on the motion has been scheduled for June 7, 2018. In light of the court’s February 5, 2018 order dismissing Cal Am’s tort law claims against Marina Coast Water District (“MCWD”), Cal Am and Monterey County Water Resources Agency (“MCWRA”) filed an amended complaint on February 19, 2018 amending their breach of contract claims. On April 25, 2018, the court overruled a motion filed by MCWD to dismiss the amended complaint. On April 6, 2018, Cal Am and MCWRA filed a writ petition with the California Court of Appeal challenging the trial court’s February 5, 2018 order, which MCWD opposed in an April 25, 2018 filing. Trial in the consolidated action has been set for October 9, 2018 in San Francisco County Superior Court.
Monterey Peninsula Water Supply Project
On March 30, 2018, the CPUC and the Monterey Bay National Marine Sanctuary jointly published a final Environmental Impact Report/Environmental Impact Statement. In the EIR/EIS, the CPUC identified Cal Am’s smaller plant size of 6.4 mgd as the environmentally superior alternative among those discussed in the report. The final EIR/EIS will now be reviewed by the assigned CPUC administrative law judges, who will submit a proposed decision on the EIR/EIS and Cal Am’s request for a certificate of public convenience and necessity (“CPCN”) for the Water Supply Project, which is discussed below, following the submission of closing briefs. Cal Am’s opening brief was submitted on April 19, 2018 and its closing brief is due by May 3, 2018.
The CPUC held hearings in October and November 2017 on Cal Am’s request for a CPCN for the Water Supply Project. This request remains pending. On January 9, 2018, a number of parties to the CPUC proceeding filed a motion for additional hearings on the possible expansion of the GWR Project and sale of water by MCWD to Cal Am. Cal Am opposed the motion because it believes that the requested hearings could delay the CPUC’s issuance of a decision regarding the Water Supply Project. The motion remains pending.
On February 28, 2018, Cal Am and MCWD entered into a settlement agreement under which MCWD agreed to dismiss without prejudice its January 2015 complaint against the State Lands Commission and Cal Am.
On March 13, 2018, Cal Am filed a motion to dismiss MCWD’s January 12, 2018 appeal of the Santa Cruz Superior Court’s judgment in favor of Cal Am on MCWD’s remaining claims regarding the amendment by the Coastal Commission of its permits related to the test slant well project. Effective February 28, 2018, test slant well pumping ceased, except for minimal maintenance pumping activities, in accordance with Cal Am’s coastal development permits.
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

California Public Utilities Commission Residential Rate Design Proceeding
On April 9, 2018, the CPUC issued a Presiding Officer’s Decision (“POD”) granting the motion for adoption of the Joint Settlement Agreement to resolve the CPUC’s residential tariff administration proceeding. The POD provides for a waiver by Cal Am of $0.5 million of cost recovery for residential customers through the WRAM/MCBA in lieu of a penalty. The POD found that Cal Am’s administration of the residential tariff did not violate the California Public Utilities Code or a CPUC decision, which was a significant departure from the administrative law judge’s ruling on March 28, 2017. The POD essentially reverses the CPUC’s position expressed in the earlier ruling. Any party or any CPUC commissioner may file an appeal of the POD by May 9, 2018. If no appeal is filed, the decision will become final.
West Virginia Elk River Freedom Industries Chemical Spill
Preliminary Approval of West Virginia-American Water Company Global Class Action Litigation Settlement
The court in the Federal action has currently postponed a trial indefinitely in light of the preliminary approval of the Settlement and the global settlement agreement described in Note 11—Commitments and Contingencies, in the Notes to the Consolidated Financial Statements, and West Virginia’s Mass Litigation Panel has further stayed its proceedings until July 27, 2018.
Other Related Proceedings
On March 5, 2018, the Mass Litigation Panel entered an order denying the motion by the Lincoln County (West Virginia) Commission (the “LCC”) to lift the stay imposed by the Mass Litigation Panel as to the LCC’s complaint and further denying remand of the case.
On March 5, 2018, based on information the Company provided to the U.S. Chemical Safety and Hazard Investigation Board (the “CSB”), the CSB closed its investigation with a status of “acceptable action,” which refers to the Company’s actions on all three parts of the CSB’s recommendation.

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
Settlement provisions contained in our forward sale agreements subject us to risks if certain events occur, which could have an effect on our results of operations and liquidity, and could cause the price of our common stock to decline.
On April 11, 2018, we entered into a forward sale agreement with an affiliate of JPMorgan Chase Bank, National Association and a forward sale agreement with Wells Fargo National Bank, National Association, each as forward purchasers, relating to an aggregate of 2,320,000 shares of our common stock. Each forward purchaser under a forward sale agreement will have the right to accelerate its forward sale agreement and require us to physically settle its forward sale agreement on a date specified by such forward purchaser if:

•
in its sole judgment, it or its affiliate is unable to borrow a number of shares of the Company’s common stock equal to the number of shares to be delivered by us upon physical settlement of its forward sale agreement or it or its affiliate is unable to borrow such number of shares at a rate equal to or less than an agreed maximum stock loan rate;

•
we declare any dividend or distribution on shares of our common stock (other than an extraordinary dividend) payable in (i) cash in excess of the specified amount, (ii) securities of another company, or (iii) any other type of securities (other than our common stock), rights, warrants or other assets for payment at less than the prevailing market price, as determined by such forward purchaser;

•	certain ownership thresholds applicable to such forward purchaser are exceeded;

•
an event (other than the Acquisition) is announced that, if consummated, would result in an extraordinary event (as defined in the forward sale agreements), including, among other things, certain mergers and tender offers, as well as certain events such as delisting of our common stock; or

•	certain other events of default or termination events described in the forward sale agreements occur.
A forward purchaser’s decision to exercise its right to require us to settle a forward sale agreement early will be made irrespective our interests, including our need for capital. In such cases, we could be required to issue and deliver shares of our common stock under the terms of the physical settlement provisions of a forward sale agreement irrespective of our capital needs, which would result in dilution to our earnings per share. In addition, upon certain events of bankruptcy, insolvency, or reorganization relating to us, each forward sale agreement will terminate without further liability of either party. Following any such termination, we would not issue any shares and we would not receive any proceeds pursuant to the forward sale agreements.
Each forward sale agreement provides for settlement on a settlement date or dates to be specified in our discretion on or prior to April 11, 2019. Each forward sale agreement will be physically settled, unless we elect to settle such forward sale agreement in cash or to net share settle such forward sale agreement. If we decide to physically settle or net share settle a forward sale agreement, delivery of our shares on any physical settlement or net share settlement of the forward sale agreement will result in dilution to our earnings per share. If we elect cash settlement for all or a portion of the shares of common stock included in a forward sale agreement, we would expect each forward purchaser or one of its affiliates to repurchase a number of shares equal to the portion for which we elect cash settlement in order to cover our obligation to return the shares of our common stock such forward purchaser had borrowed in connection with our April 2018 public offering of our common stock.
The forward sale price that we expect to receive is subject to adjustment on a daily basis based on a floating interest rate factor equal to the federal funds rate less a spread and will be decreased based on amounts related to expected dividends on shares of our common stock during the term of each forward sale agreement. If the federal funds rate is less than the spread on any day, the interest factor will result in a reduction of the forward sale price for such day. If the market value of our common stock at the time of the repurchase is greater than the forward sale price, in the case of cash settlement and net share settlement, we would pay each forward purchaser under its forward sale agreement an amount in cash or shares (as the case may be) equal to the difference, which amount could be potentially substantial.
In addition, the purchase of our common stock by a forward purchaser or its affiliate to unwind such forward purchaser’s hedge position could cause the price of our common stock to increase over time, thereby increasing the amount of cash or shares we would owe to a forward purchaser upon a cash settlement or net share settlement of its forward sale agreement, or decreasing the amount of cash or shares that a forward purchaser owes us upon cash settlement or net share settlement of its forward settlement agreement, as the case may be.

Our stockholders may experience dilution as a result of the issuance of shares upon physical or net share settlement of the forward sale agreements, which may impact our earnings per share and the book value and fair value of our common stock.
Our issuance of common stock pursuant to a forward sale agreement upon physical settlement or net share settlement thereof will have a dilutive effect on our earnings per share. Any additional future issuances of our common stock will reduce the percentage of our common stock owned by investors who do not participate in future issuances. Stockholders will not be entitled to vote on our issuance of additional common stock. In addition, our stockholders may experience dilution in both the book value and fair value of their shares.
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
The following table provides a summary of information about the shares of common stock purchased by the Company during the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares Available to be Purchased Under the Plan or Program
January 1 - January 31, 2018	—	—	—	6,050,000
February 1 - February 28, 2018	—	—	—	6,050,000
March 1 - March 31, 2018	560,000	$79.75	560,000	5,490,000
	560,000	$79.75	560,000

(a)	Average price paid per share includes brokerage fees and commissions incurred by the Company in connection with these repurchases.

(b)
From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2018, the Company repurchased an aggregate of 4,510,000 shares of common stock under the program.

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
10.1
Second Amended and Restated Credit Agreement, dated as of March 21, 2018, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Mizuho Bank, Ltd., PNC Bank, National Association, and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed March 21, 2018).

10.2.1
Amended and Restated Letter Agreement between Loyd Warnock and American Water Works Company, Inc. dated May 7, 2014 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 25, 2016).

*10.2.2	Amendment, dated April 25, 2018, to Amended and Restated Letter Agreement between Loyd Warnock and American Water Works Company, Inc.
*10.3	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant.
*10.4	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (for certain executives).
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (for Chief Executive Officer, Chief Financial Officer and Chief Operating Officer).
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (for Loyd A. Warnock).
*10.7	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-1.
*10.8	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-2.
*10.9	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-3.
*10.10	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A (for Loyd A. Warnock).
*10.11	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-1.
*10.12	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-2.
*10.13	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-3.
*10.14	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B (for Loyd A. Warnock).
*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
*101
The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the Securities and Exchange Commission on May 2, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

 *    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2018.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ SUSAN N. STORY
Susan N. Story President and Chief Executive Officer (Principal Executive Officer)
By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)