Form 10-Q
period 2018-06-30
American Water Works Company, Inc.
filed 2018-08-01
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2018
Common Stock, $0.01 par value per share	180,492,198 shares (excludes 4,683,156 treasury shares as of July 26, 2018)

i

FORWARD-LOOKING STATEMENTS
We have made statements in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Quarterly Report on Form 10-Q (“Form 10-Q”), that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things, our future financial performance, including our operation and maintenance (“O&M”) efficiency ratio, our cash flows, our growth and portfolio optimization strategies, our projected capital expenditures and related funding requirements, our ability to repay debt, our projected strategy to finance current operations and growth initiatives, the impact of legal proceedings and potential fines and penalties, business process and technology improvement initiatives, trends in our industry, regulatory, legislative, tax policy or legal developments or rate adjustments, including rate case filings, filings for infrastructure surcharges and filings to address regulatory lag, and impacts that the Tax Cuts and Jobs Act (the “TCJA”) may have on us and our business, results of operations, cash flows and liquidity.
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

•
the outcome of litigation and similar governmental and regulatory proceedings, investigations or actions, including matters related to the Freedom Industries chemical spill in West Virginia and the approved global class action settlement related to this chemical spill;

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

•	our ability to obtain permits and other approvals for projects;

•	changes in our capital requirements;

•	our ability to control operating expenses and to achieve efficiencies in our operations;

•	the intentional or unintentional actions of a third party, including contamination of our water supplies or water provided to our customers;

•	our ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our operations;

•	our ability to successfully meet growth projections for our business and capitalize on growth opportunities, including our ability to, among other things:

•	acquire, close and successfully integrate regulated operations and market-based businesses;

•	enter into contracts and other agreements with, or otherwise obtain, new customers in our market-based businesses; and

•	realize anticipated benefits and synergies from new acquisitions;

•	risks and uncertainties associated with contracting with the U.S. government, including ongoing compliance with applicable government procurement and security regulations;

•	cost overruns relating to improvements in or the expansion of our operations;

•	our ability to maintain safe work sites;

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

•
our difficulty or inability to obtain insurance, our inability to obtain insurance at acceptable rates and on acceptable terms and conditions, or our inability to obtain reimbursement under existing insurance programs for any losses sustained;

•	the incurrence of impairment charges related to our goodwill or other assets;

•	labor actions, including work stoppages and strikes;

•	our ability to retain and attract qualified employees;

•	civil disturbances or terrorist threats or acts, or public apprehension about future disturbances or terrorist threats or acts; and

•	the impact of new, and changes to existing, accounting standards.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Property, plant and equipment	$22,361	$21,716
Accumulated depreciation	(5,584)	(5,470)
Property, plant and equipment, net	16,777	16,246
Current assets:
Cash and cash equivalents	68	55
Restricted funds	27	27
Accounts receivable, net	324	272
Unbilled revenues	212	212
Materials and supplies	42	41
Other	160	113
Total current assets	833	720
Regulatory and other long-term assets:
Regulatory assets	1,069	1,061
Goodwill	1,621	1,379
Intangible assets	101	9
Other	70	67
Total regulatory and other long-term assets	2,861	2,516
Total assets	$20,471	$19,482
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 185,173,388 and 182,508,564 shares issued, respectively)	$2	$2
Paid-in-capital	6,637	6,432
Accumulated deficit	(537)	(723)
Accumulated other comprehensive loss	(69)	(79)
Treasury stock, at cost (4,683,156 and 4,064,010 shares, respectively)	(297)	(247)
Total common stockholders' equity	5,736	5,385
Long-term debt	6,345	6,490
Redeemable preferred stock at redemption value	7	8
Total long-term debt	6,352	6,498
Total capitalization	12,088	11,883
Current liabilities:
Short-term debt	1,649	905
Current portion of long-term debt	364	322
Accounts payable	139	195
Accrued liabilities	530	630
Taxes accrued	48	33
Interest accrued	69	73
Other	152	167
Total current liabilities	2,951	2,325
Regulatory and other long-term liabilities:
Advances for construction	263	271
Deferred income taxes, net	1,617	1,551
Deferred investment tax credits	22	22
Regulatory liabilities	1,713	1,664
Accrued pension expense	397	384
Accrued post-retirement benefit expense	38	40
Other	84	66
Total regulatory and other long-term liabilities	4,134	3,998
Contributions in aid of construction	1,298	1,276
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$20,471	$19,482
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues	$853	$844	$1,614	$1,600
Operating expenses:
Operation and maintenance	348	347	695	681
Depreciation and amortization	134	126	263	250
General taxes	69	63	139	131
Gain on asset dispositions and purchases	—	(2)	(2)	(2)
Total operating expenses, net	551	534	1,095	1,060
Operating income	302	310	519	540
Other income (expense):
Interest, net	(86)	(85)	(170)	(170)
Non-operating benefit costs, net	2	(2)	5	(5)
Other, net	4	3	8	6
Total other income (expense)	(80)	(84)	(157)	(169)
Income before income taxes	222	226	362	371
Provision for income taxes	60	95	94	147
Net income attributable to common stockholders	$162	$131	$268	$224

Basic earnings per share: (a)
Net income attributable to common stockholders	$0.90	$0.74	$1.50	$1.26
Diluted earnings per share: (a)
Net income attributable to common stockholders	$0.91	$0.73	$1.50	$1.26
Weighted-average common shares outstanding:
Basic	179	178	179	178
Diluted	179	179	179	179
Dividends declared per common share	$0.455	$0.415	$0.455	$0.415

(a)	Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$162	$131	$268	$224
Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Actuarial loss, net of tax of $2 and $1 for the three months and $1 and $2 for the six months ended June 30, 2018 and 2017, respectively	6	2	4	4
Foreign currency translation adjustment	—	—	—	(1)
Unrealized gain (loss) on cash flow hedges, net of tax of $0 and $(3) for the three months ended and $2 and $(1) for the six months ended June 30, 2018 and 2017, respectively	—	(5)	6	(2)
Net other comprehensive income (loss)	6	(3)	10	1
Comprehensive income attributable to common stockholders	$168	$128	$278	$225
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$268	$224
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	263	250
Deferred income taxes and amortization of investment tax credits	82	137
Provision for losses on accounts receivable	12	11
Gain on asset dispositions and purchases	(2)	(2)
Pension and non-pension post-retirement benefits	16	29
Other non-cash, net	(2)	(50)
Changes in assets and liabilities:
Receivables and unbilled revenues	(41)	(3)
Pension and non-pension post-retirement benefit contributions	—	(23)
Accounts payable and accrued liabilities	(54)	(46)
Other assets and liabilities, net	(17)	(3)
Net cash provided by operating activities	525	524
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(739)	(602)
Acquisitions, net of cash acquired	(377)	(9)
Proceeds from sale of assets	7	4
Removal costs from property, plant and equipment retirements, net	(40)	(28)
Net cash used in investing activities	(1,149)	(635)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	15	20
Repayments of long-term debt	(119)	(6)
Net short-term borrowings with maturities less than three months	746	268
Proceeds from issuances of employee stock plans and direct stock purchase plan	12	16
Proceeds from issuance of common stock	183	—
Advances and contributions for construction, net of refunds of $16 and $11 for the six months ended June 30, 2018 and 2017, respectively	7	12
Dividends paid	(155)	(141)
Anti-dilutive share repurchases	(45)	(54)
Taxes paid related to employee stock plans	(6)	(10)
Net cash provided by financing activities	638	105
Net (decrease) increase in cash and cash equivalents and restricted funds	14	(6)
Cash and cash equivalents and restricted funds at beginning of period	83	99
Cash and cash equivalents and restricted funds at end of period	$97	$93
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of end of period	$180	$145
Acquisition financed by treasury stock	$—	$33

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2017	182.5	$2	$6,432	$(723)	$(79)	(4.1)	$(247)	$5,385
Net income attributable to common stockholders	—	—	—	268	—	—	—	268
Direct stock reinvestment and purchase plan	0.1	—	4	—	—	—	—	4
Employee stock purchase plan	0.1	—	4	—	—	—	—	4
Stock-based compensation activity	0.2	—	14	(1)	—	(0.1)	(5)	8
Issuance of common stock	2.3	—	183	—	—	—	—	183
Repurchases of common stock	—	—	—	—	—	(0.5)	(45)	(45)
Net other comprehensive income	—	—	—	—	10	—	—	10
Dividends	—	—	—	(81)	—	—	—	(81)
Balance as of June 30, 2018	185.2	$2	$6,637	$(537)	$(69)	(4.7)	$(297)	$5,736

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2016	181.8	$2	$6,388	$(873)	$(86)	(3.7)	$(213)	$5,218
Cumulative effect of change in accounting principle	—	—	—	21	—	—	—	21
Net income attributable to common stockholders	—	—	—	224	—	—	—	224
Direct stock reinvestment and purchase plan	0.1	—	5	—	—	—	—	5
Employee stock purchase plan	—	—	4	—	—	—	—	4
Stock-based compensation activity	0.4	—	13	—	—	(0.1)	(7)	6
Acquisitions via treasury stock	—	—	6	—	—	0.4	27	33
Repurchases of common stock	—	—	—	—	—	(0.7)	(54)	(54)
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends	—	—	—	(74)	—	—	—	(74)
Balance as of June 30, 2017	182.3	$2	$6,416	$(702)	$(85)	(4.1)	$(247)	$5,384
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements provided in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (collectively, “American Water” or the “Company”), in which a controlling interest is maintained after the elimination of intercompany accounts and transactions. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and with the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2018, and results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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

The following recently issued accounting standards have not yet been adopted by the Company as of June 30, 2018:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	Permits an entity to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “TCJA”) to retained earnings.	January 1, 2019; early adoption permitted	In the period of adoption or retrospective.	The Company is evaluating the impact on its Consolidated Financial Statements, as well as the timing of adoption.
Accounting for Leases
Updated the accounting and disclosure guidance for leasing arrangements. Under this guidance, a lessee will be required to recognize the following for all leases, excluding short-term leases, at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the guidance, lessor accounting is largely unchanged. A package of optional transition practical expedients allows an entity not to reassess under the new guidance: (i) whether any existing contracts are or contain leases; (ii) lease classification; and (iii) initial direct costs. Additional optional transition practical expedients are available which allow an entity not to evaluate existing land easements if the easements were not previously accounted for as leases, and to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment in the opening balance of retained earnings in the period of adoption.
		January 1, 2019; early adoption permitted	Modified retrospective
The Company has not yet quantified the impact of recognizing right-of-use assets and lease liabilities but is evaluating the impact on its Consolidated Financial Statements. The Company has defined a process to meet the accounting and reporting requirements of the guidance and is assessing lease arrangements. The Company expects to elect all practical expedients available under the new lease accounting and disclosure guidance.

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
		January 1, 2020; early adoption permitted	Prospective	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
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
		January 1, 2020; early adoption permitted	Modified retrospective	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Cash, Cash Equivalents and Restricted Funds
The following table provides a reconciliation of the cash, cash equivalents and restricted funds as presented on the Consolidated Balance Sheets, to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended June 30:

	2018	2017
Cash and cash equivalents	$68	$64
Restricted funds	27	28
Restricted funds included in other long-term assets	2	1
Cash and cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$97	$93

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
The Company’s revenues from contracts with customers are discussed below. Customer payments for contracts are generally due within 30 days of billing and none of the contracts with customers have payment terms that exceed one year; therefore, the Company elected to apply the significant financing component practical expedient and no amount of consideration has been allocated as a financing component. See Note 14—Segment Information for further discussion of the Company’s operating segments.
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
Market-Based Businesses Revenue
Through various protection programs, the Company provides fixed fee services to domestic homeowners and smaller commercial customers to protect against repair costs for interior and external water and sewer lines, interior electric and gas lines, heating and cooling systems, water heaters, power surge protection and other related services. Most of the contracts have a one-year term and each service is a separate performance obligation, satisfied over time, as the customers simultaneously receive and consume the benefits provided from the service. Customers are obligated to pay for the protection programs ratably over 12 months or via a one-time, annual fee, with revenues recognized ratably over time for these services. Advances from customers are deferred until the performance obligation is satisfied. The Company elected to use the disclosure of remaining performance obligations practical expedients for these revenues.

The Company’s Market-Based Businesses also have long-term, fixed fee contracts to operate and maintain water and wastewater facilities with the U.S. government on various military bases and facilities owned by municipal and industrial customers, as well as shorter-term contracts that provide water management solutions for shale natural gas companies and customers in the water services market. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. The Company elected to use the significant financing component practical expedient for these contract revenues. Losses on contracts are recognized during the period in which the loss first becomes probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues, and are recognized in the period in which revisions are determined.
Disaggregated Revenues
The following table summarizes the Company’s operating revenues disaggregated for the three months ended June 30, 2018:

(In millions)	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$410	$—	$410
Commercial	152	—	152
Industrial	34	—	34
Public and other	85	—	85
Total water services	681	—	681
Wastewater services:
Residential	27	—	27
Commercial	7	—	7
Industrial	—	—	—
Public and other	4	—	4
Total wastewater services	38	—	38
Miscellaneous utility charges	12	—	12
Alternative revenue programs	—	11	11
Lease contract revenue	—	2	2
Total Regulated Businesses	731	13	744
Market-Based Businesses	114	—	114
Other	(5)	—	(5)
Total operating revenues	$840	$13	$853

(a)	Includes revenues associated with alternative revenue programs and lease contracts which are outside the scope of ASC 606 and accounted for under other existing GAAP.

The following table summarizes of the Company’s operating revenues disaggregated for the six months ended June 30, 2018:

(In millions)	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$778	$—	$778
Commercial	285	—	285
Industrial	65	—	65
Public and other	165	—	165
Total water services	1,293	—	1,293
Wastewater services:
Residential	54	—	54
Commercial	14	—	14
Industrial	1	—	1
Public and other	7	—	7
Total wastewater services	76	—	76
Miscellaneous utility charges	23	—	23
Alternative revenue programs	—	14	14
Lease contract revenue	—	4	4
Total Regulated Businesses	1,392	18	1,410
Market-Based Businesses	214	—	214
Other	(10)	—	(10)
Total operating revenues	$1,596	$18	$1,614

(a)	Includes revenues associated with alternative revenue programs and lease contracts which are outside the scope of ASC 606 and accounted for under other existing GAAP.
Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s Market-Based Businesses, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition, and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts and home warranty protection program contracts, and are recognized as revenue when the associated performance obligations are satisfied. Contract assets are included in unbilled revenues and contract liabilities are in included in other current liabilities on the Consolidated Balance Sheets as of June 30, 2018.

The following table summarizes the changes in contract assets and liabilities for the six months ended June 30, 2018:

(In millions)
Contract assets:
Balance at January 1, 2018	$35
Additions	13
Transfers to accounts receivable, net	(33)
Balance at June 30, 2018	$15

Contract liabilities:
Balance at January 1, 2018	$25
Additions	36
Transfers to operating revenues	(34)
Balance at June 30, 2018	$27
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. As of June 30, 2018, the Company’s operation and maintenance and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military bases expire between 2051 and 2068 and have RPOs of $3.8 billion as of June 30, 2018, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2018 and 2038 and have RPOs of $686 million as of June 30, 2018, as measured by estimated remaining contract revenue. Approximately $44 million of RPOs were eliminated in conjunction with the sale of 17 of the Company’s Contract Operations Group’s contracts to subsidiaries of Veolia Environnement S.A. on July 13, 2018. See Note 15—Subsequent Events for further discussion of this transaction.
Note 4: Acquisitions
Regulated Acquisitions
During the six months ended June 30, 2018, the Company closed on six acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $14 million. Assets acquired in these acquisitions, principally utility plant, totaled $15 million. Liabilities assumed, primarily contributions in aid of construction, totaled $1 million.
Pivotal Home Solutions Acquisition
On June 4, 2018, the Company, through its subsidiary American Water Enterprises, LLC, completed the acquisition of Pivotal Home Solutions (“Pivotal”). Pivotal is headquartered in Naperville, Illinois, and is a provider of home warranty protection products and services, operating in 18 states with approximately 1.2 million customer contracts. Pivotal is complementary to the Company’s Homeowner Services Group product offerings and enhances its presence in the home warranty solutions markets through utility partnerships. The results of Pivotal are being consolidated into the Homeowner Services Group operating segment.
The total purchase price of the acquisition was $363 million, net of cash received. This amount included an estimated $8 million in working capital, which is subject to adjustment based on a post-closing working capital determination. The transaction was funded by borrowings through the Company’s commercial paper program and the issuance of common stock, as described below.
This acquisition is being accounted for as a business combination which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their fair values at the acquisition date. The purchase price allocation is based upon preliminary information and is subject to change upon the completion of formal valuations and other reviews and assessments which will occur no later than one year after the acquisition date.

The following table provides the preliminary purchase price allocation for the Pivotal acquisition as of June 4, 2018:

June 4, 2018
Identifiable assets:
Accounts receivable	$23
Other current assets	1
Property, plant and equipment	21
Intangible assets	96
Total identifiable assets	141
Liabilities assumed:
Accounts payable and accrued liabilities	(5)
Other current liabilities	(3)
Non-current portion of warranty reserve	(11)
Other long-term liabilities	(1)
Total liabilities assumed	(20)
Net identifiable assets acquired	121
Goodwill	242
Net assets acquired	$363
Preliminary intangible assets, mainly composed of customer relationships, are amortized over their expected benefit periods of up to 18 years, with a weighted average life of approximately four years. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized, and represents the expected revenue and cost synergies of the combined business and assembled workforce of Pivotal. The goodwill is included in the Company’s Homeowner Services Group reporting unit, within the Market-Based Businesses, and is deductible for income tax purposes.
Pivotal’s revenue and net loss included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2018, did not have material impact to the overall consolidated financial operations of the Company.
Equity Forward Transaction and Common Stock Issuance
On April 11, 2018, the Company effected an equity forward transaction by entering into a forward sale agreement with each of two forward purchasers in connection with a public offering of 2,320,000 shares of the Company’s common stock. In the equity forward transaction, the forward purchasers, or an affiliate, borrowed an aggregate of 2,320,000 shares of the Company’s common stock from third parties and sold them to the underwriters in the public offering. On June 7, 2018, the Company elected to fully and physically settle both forward sale agreements, resulting in the issuance of a total of 2,320,000 shares of its common stock at a price of $79.01 per share, for aggregate net proceeds of $183 million. The net proceeds of the transaction were used to finance a portion of the purchase price of the Pivotal acquisition described above.
Highlighted Pending Acquisitions
On April 13, 2018, the Company’s Illinois subsidiary entered into an agreement to acquire the City of Alton, Illinois’ regional wastewater system for approximately $54 million. This system currently serves approximately 23,000 customer equivalents, comprised of approximately 11,000 direct connections in Alton and service to an additional 12,000 customers under bulk contracts in the nearby communities of Bethalto and Godfrey. The Company is expecting to close this acquisition by the end of the first quarter of 2019, pending regulatory approval.
On May 30, 2018, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of Exeter Township, Pennsylvania for approximately $96 million. This system currently serves nearly 9,000 customers and the Company is expecting to close this acquisition by the end of the first quarter of 2019, pending regulatory approval.

Note 5: Regulatory Liabilities
On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018. During the first half of 2018, the Company’s fourteen regulatory jurisdictions began to consider the impacts of the TCJA. As of June 30, 2018, the Company has adjusted rates to reflect the lower income tax rate in four states and in one state, the tax savings is being used for additional capital investment; the other jurisdictions remain pending. With respect to excess accumulated deferred income taxes, regulators that have addressed the matter have agreed with the Company’s overall timeline of passing the excess back to customers beginning no earlier than 2019, when the Company is able to produce the amortization schedule using the average rate assumption method.
The Company generally expects its regulated customers to benefit from the tax savings resulting from the TCJA. As a result, the Company has recorded a $54 million reserve on revenue during the six months ended June 30, 2018, for the estimated tax savings resulting from the TCJA, with a corresponding regulatory liability, of which the current portion is $17 million (recorded in other current liabilities), and the long-term portion is $37 million (recorded in regulatory liabilities). We cannot predict how each jurisdiction may calculate the amount of credits due to customers. If any of the Company’s regulatory jurisdictions determines the credits due to customers are higher than the expected reduction to income tax expense, this would result in an adverse impact to results of operations and cash flows.
Note 6: Stockholders' Equity
Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2018 and 2017, respectively:

	Defined Benefit Plans			Foreign Currency Translation	Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial (Gain) Loss
Beginning balance as of December 31, 2017	$(140)	$1	$49	$1	$10	$(79)
Other comprehensive income before reclassifications	—	—	—	—	6	6
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	—	4
Net other comprehensive income (loss)	—	—	4	—	6	10
Ending balance as of June 30, 2018	$(140)	$1	$53	$1	$16	$(69)

Beginning balance as of December 31, 2016	$(147)	$1	$42	$2	$16	$(86)
Other comprehensive loss before reclassifications	—	—	—	(1)	(2)	(3)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	—	4
Net other comprehensive income (loss)	—	—	4	(1)	(2)	1
Ending balance as of June 30, 2017	$(147)	$1	$46	$1	$14	$(85)
The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs have been capitalized as a regulatory asset. These accumulated other comprehensive income loss components are included in the computation of net periodic pension cost. See Note 10—Pension and Other Post-Retirement Benefits for further discussion.
The amortization of the gain on cash flow hedges is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.
Anti-dilutive Stock Repurchase Program
During the six months ended June 30, 2018, the Company repurchased 0.6 million shares of common stock in the open market at an aggregate cost of $45 million under the anti-dilutive stock repurchase program authorized by the Company’s Board of Directors in 2015. As of June 30, 2018, there were 5.5 million shares of common stock available for repurchase under the program.

Equity Forward Transaction
See Note 4—Acquisitions for discussion relating to the forward sale agreements entered into by the Company on April 11, 2018, and the subsequent settlement of these agreements on June 7, 2018.
Note 7: Long-Term Debt
The following long-term debt was issued during the six months ended June 30, 2018:

Company	Type	Rate	Maturity	Amount
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate (a)	0.00%-5.00%	2021-2048	$15
Total issuances				$15
(a) Approximately $14 million of this debt relates to the New Jersey Environmental Infrastructure Financing Program.
The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the six months ended June 30, 2018:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Senior Notes—fixed rate	6.25%	2018	$110
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.40%	2018-2041	4
Other American Water subsidiaries	Mortgage bonds—fixed rate	9.13%	2021	1
Other American Water subsidiaries	Term Loan	4.83%-5.69%	2021	2
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$119
The Company has four forward starting swap agreements, of which two were entered into on May 22, 2018, each with a notional amount of $100 million, to reduce interest rate exposure on debt expected to be issued in 2018. These forward starting swap agreements terminate in November 2018, and have an average fixed rate of 2.87%. The Company has designated these forward starting swap agreements as cash flow hedges with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $5 million. The Company has designated these interest rate swaps as economic hedges accounted for at fair value with gains or losses deferred as a regulatory asset or regulatory liability. The net gain recognized by the Company for the three and six months ended June 30, 2018 and 2017 was de minimis.
No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2018 and 2017.
The following table provides a summary of the gross fair value for the Company’s derivative asset and liabilities, as well as the location of the asset and liability balances on the Consolidated Balance Sheets:

Derivative Instruments	Derivative Designation	Balance Sheet Classification	June 30, 2018	December 31, 2017
Asset derivative:
Forward starting swaps	Cash flow hedge	Other current assets	$9	$—
Liability derivative:
Forward starting swaps	Cash flow hedge	Other current liabilities	$3	$3

Note 8: Short-Term Debt
On March 21, 2018, American Water Capital Corp. (“AWCC”) and its lenders amended and restated the credit agreement with respect to AWCC’s revolving credit facility to increase the maximum commitments under the facility to $2.25 billion from $1.75 billion and to extend the expiration date of the facility to March 2023 from June 2020. The facility is used principally to support AWCC’s commercial paper program and to provide a sub-limit of up to $150 million for letters of credit. As of June 30, 2018, no amounts were borrowed by AWCC under the credit agreement, except with respect to the letters of credit issued under the $150 million letter of credit sub-limit. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods. The financial covenants with respect to the facility remained unchanged from the credit agreement in effect on December 31, 2017.
On March 21, 2018, AWCC increased the maximum aggregate principal amount of borrowings authorized under its commercial paper program from $1.60 billion to $2.10 billion. As of June 30, 2018, AWCC had $1.65 billion in commercial paper outstanding. The weighted-average interest rate on AWCC short-term borrowings for three months ended June 30, 2018 and 2017 was approximately 2.34% and 1.24%, respectively. The weighted-average interest rate on AWCC short-term borrowings for the six months ended June 30, 2018 and 2017 was approximately 2.15% and 1.14%, respectively.
Note 9: Income Taxes
The Company’s effective income tax rate was 27.0% and 41.8% for the three months ended June 30, 2018 and 2017, respectively, and 26.0% and 39.5% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the Company’s effective income tax rate primarily resulted from the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, from the enactment of the TCJA. There were no significant adjustments recorded during the six months ended June 30, 2018 pursuant to Staff Accounting Bulletin 118.
Note 10: Pension and Other Post-Retirement Benefits
The following table provides the components of net periodic benefit (credit) costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic pension benefit cost:
Service cost	$8	$8	$17	$17
Interest cost	19	20	38	40
Expected return on plan assets	(24)	(23)	(49)	(47)
Amortization of actuarial loss	7	9	14	18
Net periodic pension benefit cost	$10	$14	$20	$28

Components of net periodic other post-retirement benefit (credit) cost:
Service cost	$2	$2	$5	$5
Interest cost	5	6	11	13
Expected return on plan assets	(6)	(6)	(13)	(13)
Amortization of prior service credit	(4)	(4)	(9)	(9)
Amortization of actuarial loss	1	2	2	5
Net periodic other post-retirement benefit (credit) cost	$(2)	$—	$(4)	$1
The Company made less than $1 million of contributions for the funding of its defined benefit pension plans for the three and six months ended June 30, 2018, and made contributions of $10 million and $20 million for the three and six months ended June 30, 2017, respectively. In addition, the Company made no contributions for the funding of its other post-retirement plans for the three and six months ended June 30, 2018, and made contributions of $2 million and $3 million for the three and six months ended June 30, 2017, respectively. The Company expects to make pension and post-retirement contributions to the plan trusts of up to $30 million during the remainder of 2018.

Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of June 30, 2018, the Company has accrued approximately $136 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $25 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
West Virginia Elk River Freedom Industries Chemical Spill
Global Class Action Litigation Settlement
On June 8, 2018, the U.S. District Court for the Southern District of West Virginia granted final approval of a settlement class and global class action settlement (the “Settlement”) for all claims and potential claims by all putative class members (collectively, the “Plaintiffs”) arising out of the January 2014 Freedom Industries, Inc. chemical spill in West Virginia. The effective date of the Settlement is July 16, 2018.
Under the terms and conditions of the Settlement, West Virginia-American Water Company (“WVAWC”) and certain other Company affiliated entities (collectively, the “American Water Defendants”) have not admitted, and will not admit, any fault or liability for any of the allegations made by the Plaintiffs in any of the actions that were resolved. Under federal class action rules, claimants had the right, until December 8, 2017, to elect to opt out of the final Settlement. Less than 100 of the 225,000 estimated putative class members opted out from the Settlement, and these claimants will not receive any benefit from or be bound by the terms of the Settlement.
On June 1, 2018, the Company and its remaining non-participating general liability insurance carrier settled for a payment to the Company of $20 million, out of a maximum of $25 million in potential coverage under the terms of the relevant policy, in exchange for a full release by the American Water Defendants of all claims against the insurance carrier related to the Freedom Industries chemical spill.
As a result, the aggregate pre-tax amount to be contributed by WVAWC of the $126 million Settlement with respect to the Company, net of insurance recoveries, is $23 million. As of June 30, 2018, the settlement amount of $126 million, less advance payments made by the Company under the terms of the Settlement, is reflected in Accrued Liabilities, and the offsetting insurance receivables are reflected in Other Current Assets on the Consolidated Balance Sheet. On July 17, 2018, the Company funded WVAWC’s contributions to the guaranteed fund portion of the Settlement through existing sources of liquidity.
Other Related Proceedings
On March 16, 2017, the Lincoln County (West Virginia) Commission (the “LCC”) passed a county ordinance entitled the “Lincoln County, WV Comprehensive Public Nuisance Investigation and Abatement Ordinance.” The ordinance establishes a mechanism that Lincoln County believes will allow it to pursue criminal or civil proceedings for the “public nuisance” it alleges was caused by the Freedom Industries chemical spill. On April 20, 2017, the LCC filed a civil complaint in Lincoln County circuit court against WVAWC and certain other defendants not affiliated with the Company, alleging that the Freedom Industries chemical spill caused a public nuisance in Lincoln County. The complaint seeks an injunction against WVAWC that would require the creation of various databases and public repositories of documents related to the Freedom Industries chemical spill, as well as further study and risk assessments regarding the alleged exposure of Lincoln County residents to the released chemicals. On June 12, 2017, the West Virginia Mass Litigation Panel entered an order granting a motion to transfer this case to its jurisdiction and stayed the case consistent with the existing stay order. The LCC has elected to opt out of the Settlement. On January 26, 2018, the LCC filed a motion seeking to lift the stay imposed by the Mass Litigation Panel. On March 5, 2018, this motion was denied. WVAWC believes that this lawsuit is without merit and intends to vigorously contest the claims and allegations raised in the complaint.
California Public Utilities Commission Residential Rate Design Proceeding
On July 12, 2018, the California Public Utilities Commission (the “CPUC”) adopted the April 9, 2018 presiding officer’s decision that resolved the CPUC’s residential tariff administration proceeding. The adoption provides for a waiver by California-American Water Company, a wholly owned subsidiary of the Company, of $0.5 million of cost recovery for residential customers through the water revenue adjustment mechanism/modified cost balancing account, in lieu of a penalty.

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
On October 12, 2017, WVAWC filed with the court a motion seeking to dismiss all of the plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserted that the PSC, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. On May 30, 2018, the court, at a hearing, denied WVAWC’s motion to apply the primary jurisdiction doctrine. The court will issue a written order on the motion to dismiss, and has set a trial date of August 26, 2019.
The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint. WVAWC is vigorously defending itself against these allegations. Given the current stage of this proceeding, the Company cannot reasonably estimate the amount of any reasonably possible losses or a range of such losses related to this proceeding.
Note 12: Earnings per Common Share
The following table is a reconciliation of the numerator and denominator for basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common stockholders	$162	$131	$268	$224

Denominator:
Weighted-average common shares outstanding—Basic	179	178	179	178
Effect of dilutive common stock equivalents	—	1	—	1
Weighted-average common shares outstanding—Diluted	179	179	179	179
The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units and performance stock units granted under the 2007 and the 2017 Omnibus Equity Compensation Plans, as well as shares purchased under the Company’s nonqualified employee stock purchase plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2018 and 2017 because their effect would have been anti-dilutive under the treasury stock method.
Equity Forward Transaction and Common Stock Issuance
See Note 4—Acquisitions for discussion regarding the forward sale agreements entered into by the Company on April 11, 2018, and the physical settlement of these agreements on June 7, 2018.

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
The following table presents the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and the fair values of the financial instruments:

	Carrying Amount	At Fair Value as of June 30, 2018
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$9	$—	$—	$11	$11
Long-term debt (excluding capital lease obligations)	6,706	4,529	839	1,739	7,107

	Carrying Amount	At Fair Value as of December 31, 2017
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$10	$—	$—	$14	$14
Long-term debt (excluding capital lease obligations)	6,809	4,846	976	1,821	7,643
Recurring Fair Value Measurements
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 respectively:

	At Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	15	—	—	15
Deposits	3	—	—	3
Mark-to-market derivative assets	—	9	—	9
Other investments	3	—	—	3
Total assets	50	9	—	59

Liabilities:
Deferred compensation obligations	17	—	—	17
Mark-to-market derivative liabilities	—	3		3
Total liabilities	17	3	—	20
Total net assets (liabilities)	$33	$6	$—	$39

	At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$28	$—	$—	$28
Rabbi trust investments	15	—	—	15
Deposits	4	—	—	4
Other investments	3	—	—	3
Total assets	50	—	—	50

Liabilities:
Deferred compensation obligations	17	—	—	17
Mark-to-market derivative liabilities	—	3	—	3
Total liabilities	17	3	—	20
Total net assets (liabilities)	$33	$(3)	$—	$30
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations, maintenance and repair projects. Long-term restricted funds of $2 million and $1 million were included in other long-term assets as of June 30, 2018 and December 31, 2017, respectively.
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
Mark-to-market derivative assets and liabilities—The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company also employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and forward starting interest rate swaps, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.
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

	As of or for the Three Months Ended June 30, 2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$744	$114	$(5)	$853
Depreciation and amortization	123	7	4	134
Total operating expenses, net	453	98	—	551
Interest, net	(69)	2	(19)	(86)
Income before income taxes	226	18	(22)	222
Provision for income taxes	59	5	(4)	60
Net income attributable to common stockholders	167	13	(18)	162
Total assets	18,197	818	1,456	20,471
Capital expenditures	347	1	27	375

	As of or for the Three Months Ended June 30, 2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$746	$103	$(5)	$844
Depreciation and amortization	119	4	3	126
Total operating expenses, net	450	89	(5)	534
Interest, net	(67)	1	(19)	(85)
Income before income taxes	230	15	(19)	226
Provision for income taxes	90	7	(2)	95
Net income attributable to common stockholders	140	9	(18)	131
Total assets	16,982	570	1,414	18,966
Capital expenditures	289	3	40	332

	As of or for the Six Months Ended June 30, 2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,410	$214	$(10)	$1,614
Depreciation and amortization	245	11	7	263
Total operating expenses, net	915	184	(4)	1,095
Interest, net	(138)	3	(35)	(170)
Income before income taxes	368	34	(40)	362
Provision for income taxes	97	9	(12)	94
Net income attributable to common stockholders	271	25	(28)	268
Total assets	18,197	818	1,456	20,471
Capital expenditures	677	7	55	739

	As of or for the Six Months Ended June 30, 2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,405	$206	$(11)	$1,600
Depreciation and amortization	236	8	6	250
Total operating expenses, net	886	183	(9)	1,060
Interest, net	(133)	1	(38)	(170)
Income before income taxes	384	25	(38)	371
Provision for income taxes	150	10	(13)	147
Net income attributable to common stockholders	234	15	(25)	224
Total assets	16,982	570	1,414	18,966
Capital expenditures	542	4	56	602
Note 15: Subsequent Events
On July 5, 2018, the Company entered into an agreement for the sale of the majority of its Contract Operations Group to subsidiaries of Veolia Environnement S.A. for $27 million. The sale agreement includes the transfer of 23 of the Contract Operations Group’s 33 O&M contracts. The Company closed on the sale of 17 of the 23 contracts on July 13, 2018, and expects to close on the remaining contracts, subject to customer consents, by the end of 2018.
On July 31, 2018, a new, five-year national benefits health and welfare agreement was ratified, covering approximately 3,200 of the Company’s union-represented employees, which includes 17 labor unions and 69 collective bargaining agreements. Most of the benefits under this new agreement will become effective on January 1, 2019, and include, among other things, union-represented employees’ participation in the Company’s cash-based annual performance plan, additional medical plan options and changes to certain retiree medical benefits which will require the Company to re-measure its other postretirement benefit plan obligation during the third quarter of 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Forward-Looking Statements,” and elsewhere in this Form 10-Q.
Overview
Through its subsidiaries, American Water Works Company, Inc. is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenue and population served. Our primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as our “Regulated Businesses.” Our utilities are generally subject to economic regulation by certain state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs” or “Regulators”). We also operate several market-based businesses, not subject to economic regulation by PUCs, that provide a broad range of related and complementary water and wastewater services to military bases, municipalities, shale natural gas exploration and production companies, as well as residential, commercial and industrial customers. Individually, these four operating segments do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented as our “Market-Based Businesses.” See Part I, Item 1—Business in our Form 10-K for further discussion.
You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Form 10-Q (unaudited) and in our Form 10-K. Throughout this Form 10-Q, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company”, and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.
Quarter Highlights
The following key events and transactions highlighted our second quarter of 2018:

•
The Company completed the acquisition of Pivotal Home Solutions (“Pivotal”), a leading provider of home warranty protection products and services, for $363 million. This transaction was financed with approximately 50% debt and 50% equity, and included the Company’s election to physically settle the equity forward sale agreements entered into on April 11, 2018, resulting in the issuance of 2,320,000 shares of our common stock, in exchange for aggregate net proceeds of $183 million. See Note 4—Acquisitions in the Notes to the Consolidated Financial Statements for further discussion.

•
Effective July 16, 2018, the court issued its final approval of the global settlement related to the Freedom Industries chemical spill in West Virginia. Also, on June 1, 2018, the Company settled with its remaining general liability insurance carrier relating to this matter, resulting in a $20 million benefit for the Company. With these issues resolved, our West Virginia subsidiary’s contribution to the $126 million settlement is $23 million, net of insurance recoveries. See Note 11—Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion.

•	Our Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of Exeter Township, Pennsylvania, a system that serves nearly 9,000 customers, for approximately $96 million.
Subsequent to June 30, 2018, the following key events occurred:

•
On July 5, 2018, the Company entered into an agreement for the sale of the majority of our Contract Operations Group to subsidiaries of Veolia Environnement S.A. for $27 million. The sale agreement includes the transfer of 23 of our Contract Operations Group’s 33 O&M contracts and is expected to fully close by the end of 2018.

•
Every five years, we negotiate national health and welfare benefits with our union-represented employees. On July 31, 2018, a new, five-year national benefits agreement was ratified, covering approximately 3,200 of our union-represented employees, which includes 17 labor unions and 69 collective bargaining agreements. Some highlights of the new agreement include union-represented employees’ participation in the Company’s cash-based annual performance plan, changes to certain retiree medical benefits and additional medical plan options for our employees and their families.

Financial Results
The following table provides highlights of our diluted earnings per share and our adjusted diluted earnings per share (a non-GAAP measure) for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Diluted earnings per share (GAAP):
Net income attributable to common stockholders	$0.91	$0.73	$1.50	$1.26

Non-GAAP adjustment:
Impact of Freedom Industries settlement activities	(0.11)	—	(0.11)	—
Income tax impact	0.03	—	0.03	—
Total net non-GAAP adjustment	(0.08)	—	(0.08)	—

Adjusted diluted earnings per share (non-GAAP)	$0.83	$0.73	$1.42	$1.26
For the three and six months ended June 30, 2018, net income attributable to common stockholders was $0.91 and $1.50 per diluted share, respectively, an increase of $0.18 per diluted share, or 24.7%, and $0.24 per diluted share, or 19.0%, respectively, as compared to the same period in 2017. Included in the 2018 amount was an after-tax benefit of $15 million, or $0.08 per diluted share, resulting from an insurance settlement with one of our general liability insurance carriers related to the Freedom Industries matter in West Virginia.
Adjusted diluted earnings per share (a non-GAAP measure) was $0.83 for the three months ended June 30, 2018, an increase of $0.10 per diluted share, or 13.7%, as compared to the same period in 2017. This increase was primarily due to continued growth in our Regulated Businesses, largely driven by infrastructure investment, acquisitions and organic growth, combined with growth in our Market-Based Businesses, mainly from our Homeowner Services Group.
Adjusted diluted earnings per share (a non-GAAP measure) was $1.42 for the six months ended June 30, 2018, an increase of $0.16 per diluted share, or 12.7%, as compared to the same period in 2017. This increase was primarily due to continued growth in our Regulated Businesses, largely driven by infrastructure investment, acquisitions and organic growth, combined with growth in our Market-Based Businesses, mainly from our Homeowner Services Group, partially offset by the lower tax shield on interest expense at the parent company.
Adjusted diluted earnings per share represents a non-GAAP financial measure and is calculated as GAAP diluted earnings per share, excluding the favorable impact from the insurance settlement related to the Freedom Industries chemical spill in the second quarter of 2018. We believe that this non-GAAP measure provides investors with useful information by excluding certain matters that may not be indicative of our ongoing operating results, and that providing this non-GAAP measure will allow investors to understand better our businesses’ operating performance and facilitate a meaningful year-to-year comparison of our results of operations. Although management uses this non-GAAP financial measure internally to evaluate our results of operations, we do not intend results excluding the adjustments to represent results as defined by GAAP, and the reader should not consider them as indicators of performance. This non-GAAP financial measure is derived from our consolidated financial information but is not presented in our financial statements prepared in accordance with GAAP, and thus it should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, this non-GAAP financial measure as defined and used above may not be comparable to similarly titled non-GAAP measures used by other companies, and, accordingly, it may have significant limitations on its use.
Focusing on Central Themes
In 2018, our strategy, which is driven by our vision and core values, will continue to be anchored on our five central themes: (i) safety; (ii) customers; (iii) people; (iv) growth; and (v) technology and operational efficiency. We continue to focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our stockholders. Additionally, we continue to execute on our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made during the first six months of 2018 with respect to growth and improvement in our operational efficiency is described below.

Growth—Infrastructure improvements, acquisitions and strategic capital investments
During the first six months of 2018, we made capital and other investments of approximately $1.1 billion, focused in three key areas:

•	$713 million, of which the majority was in our Regulated Businesses for infrastructure improvements;

•	$363 million to fund the acquisition of Pivotal, as discussed in further detail below; and

•	$14 million to fund acquisitions in our Regulated Businesses, which added approximately 5,600 water and wastewater customers.
For the full year of 2018, our capital investment is expected to be in the range of $2.0 billion to $2.1 billion, including the acquisition of Pivotal which closed during the second quarter of 2018.
On July 5, 2018, we entered into an agreement for the sale of the majority of our Contract Operations Group to subsidiaries of Veolia Environnement S.A. for $27 million. The sale agreement includes the transfer of 23 of our Contract Operations Group’s 33 O&M contracts. We closed on the sale of 17 of the 23 contracts on July 13, 2018, and expect to close on the remaining contracts, subject to customer consents, by the end of 2018.
On June 4, 2018, American Water Enterprises, LLC, a wholly owned subsidiary of the Company, completed the acquisition of Pivotal for $363 million, including an estimated $8 million in closing working capital. Headquartered in Naperville, Illinois, Pivotal operates in 18 states with approximately 1.2 million customer contracts, and is a leading provider of home warranty protection products and services for gas, electric and other service lines inside and around a home, heating and cooling systems, and home appliances. Pivotal joins our Homeowner Services Group which provides similar home warranty protection products and services, primarily for external water and sewer lines. This transaction was financed with approximately 50% debt and 50% equity, and included the Company’s election to physically settle the equity forward sale agreements entered into on April 11, 2018. See Note 4—Acquisitions in the Notes to the Consolidated Financial Statements for further discussion.
On May 30, 2018, our Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of Exeter Township, Pennsylvania, for approximately $96 million. This system currently serves approximately 9,000 customers and we are expecting to close this acquisition by the end of the first quarter of 2019, pending regulatory approval.
On April 13, 2018, our Illinois subsidiary entered into an agreement to acquire the City of Alton, Illinois’ regional wastewater system for approximately $54 million. This system currently serves approximately 23,000 customer equivalents, comprised of approximately 11,000 customer connections in Alton and an additional 12,000 customers under bulk contracts in the nearby communities of Bethalto and Godfrey. We are expecting to close this acquisition by the end of the first quarter of 2019, pending regulatory approval.
Technology & Operational Efficiency—Continued improvement in our Regulated Businesses’ adjusted O&M efficiency ratio
Our adjusted O&M efficiency ratio, which we use as a measure of our operating performance, was 35.3% for the twelve months ended June 30, 2018, as compared to 36.3% for the twelve months ended June 30, 2017, with all periods prior to January 1, 2018, presented on a pro forma basis to include the estimated impact of the TCJA on operating revenues. The improvement in this ratio was primarily attributable to an increase in operating revenue in our Regulated Businesses.
Our adjusted O&M efficiency ratio is defined as the operation and maintenance expenses from our Regulated Businesses, divided by the pro forma operating revenues from our Regulated Businesses, where both operation and maintenance expenses and pro forma operating revenues were adjusted to eliminate purchased water expense. Additionally, from operation and maintenance expenses, we excluded the allocable portion of non-operation and maintenance support services cost, mainly depreciation and general taxes, that are reflected in our Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, are categorized within other line items in the accompanying Consolidated Statements of Operations.
In addition to the adjustments discussed above, for period-to-period comparability purposes, we have presented the estimated impact of the TCJA on operating revenues for our Regulated Businesses on a pro forma basis for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods (see Note 5—Regulatory Liabilities in the Notes to the Consolidated Financial Statements for further discussion). We also excluded from operation and maintenance expenses the impact of certain Freedom Industries chemical spill settlement activities recognized in 2016, 2017 and 2018. We excluded the items discussed above from the calculation as we believe such items are not reflective of management’s ability to increase the efficiency of our Regulated Businesses.

We evaluate our operating performance using this ratio because we believe it directly measures improvement in the efficiency of our Regulated Businesses. This information is intended to enhance an investor’s overall understanding of our operating performance. Our adjusted O&M efficiency ratio is not an accounting measure that is based on GAAP, may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this report.
The following table provides the calculation of our adjusted O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of our adjusted O&M efficiency ratio:

	For the Twelve Months Ended June 30,
(In millions)	2018	2017
Total operation and maintenance expenses (a)	$1,383	$1,487
Less:
Operation and maintenance expenses—Market-Based Businesses	334	351
Operation and maintenance expenses—Other (a)	(40)	(37)
Total operation and maintenance expenses—Regulated Businesses (a)	1,089	1,173
Less:
Regulated purchased water expenses	133	123
Allocation of non-operation and maintenance expenses	29	27
Impact of Freedom Industries settlement activities (b)	(42)	65
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$969	$958

Total operating revenues	$3,371	$3,332
Less:
Pro forma adjustment for impact of the TCJA (c)	87	164
Total pro forma operating revenues	3,284	3,168
Less:
Operating revenues—Market-Based Businesses	430	428
Operating revenues—Other	(22)	(22)
Total pro forma operating revenues—Regulated Businesses	2,876	2,762
Less:
Regulated purchased water revenues (d)	133	123
Adjusted pro forma operating revenues—Regulated Businesses (ii)	$2,743	$2,639

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	35.3%	36.3%

NOTE	The adjusted O&M efficiency ratio previously reported for the twelve months ended June 30, 2017 was 34.5%, which did not include the adjustments for the items discussed in footnotes (a) and (c) below.

(a)
Includes the impact of the Company’s adoption of ASU 2017-07 on January 1, 2018. See Note 2—Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.

(b)	Includes the impact of the binding global agreement in principle to settle claims in 2016, and settlements with two of our general liability insurance carriers in 2017 and 2018.

(c)
Includes the estimated impact of the TCJA on operating revenues for our Regulated Businesses for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods. See Note 5—Regulatory Liabilities in the Notes to the Consolidated Financial Statements for further discussion.

(d)	The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
The following table provides annualized incremental revenues resulting from rate authorizations that became effective during the three and six months ended June 30, 2018, for general rate cases and infrastructure surcharges, assuming a constant water sales volume:

(In millions)	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
General rate cases by state:
Missouri (effective May 28, 2018)	$33	$33
Pennsylvania (effective January 1, 2018)	—	62
Total general rate cases	$33	$95

Infrastructure surcharges by state:
Tennessee (effective April 10, 2018)	$1	$1
Indiana (effective March 14, 2018)	—	7
Virginia (effective March 1, 2018)	—	1
Illinois (effective January 1, 2018)	—	3
West Virginia (effective January 1, 2018)	—	3
Total infrastructure surcharges	$1	$15
On March 22, 2018, our California subsidiary received a decision on its cost of capital filing, authorizing for 2018 through 2020, a 9.20% return on equity, a 5.63% cost of debt and a capital structure of 44.61% debt and 55.39% equity. The decision also approved continuation of the annual adjustment mechanism which could potentially adjust the authorized cost of capital in 2019 or 2020.
Pending General Rate Case and Infrastructure Surcharge Filings
On June 29, 2018, our West Virginia subsidiary filed for infrastructure surcharges requesting $2 million in additional annualized revenues.
On June 28, 2018, our Maryland subsidiary filed a general rate case requesting $2 million in additional annualized water revenues.
Our New Jersey subsidiary filed a general rate case requesting $117 million in additional annualized water and wastewater revenues, adjusted to reflect the reduction in the federal corporate income tax rate resulting from the TCJA. On May 11, 2018, our New Jersey subsidiary filed to implement approximately $75 million in provisional rates for water and wastewater service while the New Jersey Board of Public Utilities reviews the aforementioned general rate case. The provisional rates went into effect on June 15, 2018, and will remain in effect, subject to refund, until final decision on the general rate case is received, which is expected in the first quarter of 2019.
On April 30, 2018, our West Virginia subsidiary filed a general rate case requesting $29 million in additional annualized water and wastewater revenues, excluding previously authorized infrastructure surcharge revenues.
Our California subsidiary filed a general rate case requesting $19 million in additional annualized revenues for 2018 and an increase of $9 million and $8 million in the escalation year of 2019 and the attrition year of 2020, respectively, adjusted to reflect the reduction in the federal corporate income tax rate resulting from the TCJA, and the impact of the recently approved cost of capital decision, as discussed above.
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
During the first half of 2018, our fourteen regulatory jurisdictions began to consider the impacts of the TCJA. As of June 30, 2018, the Company has adjusted rates to reflect the lower income tax rate in four states and in one state, the tax savings is being used for additional capital investment; the other jurisdictions remain pending. We continue to work with each jurisdiction to determine the best approach to pass the benefits from the lower income tax rate to our regulated customers, ideally through established ratemaking, tax and regulatory normalization provisions. For the normalization of excess deferred income taxes, we have proposed tracking mechanisms until the Company is able to obtain more clarity regarding: (i) the technical aspects of the methods available to compute the appropriate amount of excess deferred income tax to normalize, and (ii) the period over which the benefits will be refunded to customers, both of which are expected in 2019. To date, jurisdictions that have addressed the matter have agreed with the Company’s overall timeline of passing the excess deferred income taxes back to customers beginning in 2019, when we are able to produce the amortization schedule using the average rate assumption method.
On March 23, 2018, President Trump signed the Consolidated Appropriations Act of 2018 (the “Bill”). The Bill corrects and clarifies some aspects of the TCJA related to bonus depreciation eligibility. Specifically, property that was acquired, or the construction began prior to September 27, 2017, will be eligible for bonus depreciation. This clarification will allow the Company to benefit from additional bonus depreciation deductions resulting in a slight delay of when the Company expects to become a cash taxpayer for federal income tax purposes. We believe that we will likely begin paying federal income taxes towards the beginning of 2020, when we expect our federal NOL carryforwards will be fully utilized, and expect to be a full cash taxpayer by 2021, although this timing could be impacted by any significant changes in our future results of operations and the outcome of regulatory proceedings regarding the TCJA.
Other Tax Matters
On June 1, 2018, the State of Missouri enacted legislation that decreased the state income tax rate on our taxable income attributable to Missouri from 6.25% to 4.00%, beginning in the 2020 tax year. As a result, we were required to re-measure our cumulative deferred income tax balances using the lower state income tax rate in the second quarter of 2018. This resulted in a decrease to the Company’s unitary deferred income tax liability of $12 million, and an increase to a regulatory liability of $13 million, as we believe it is probable of refund in future rates.
On May 30, 2018, the State of Iowa enacted legislation that decreased the state income tax rate on our taxable income attributable to Iowa from 12.0% to 9.8%, beginning in the 2021 tax year. The deferred income tax liability for our Iowa subsidiary was reduced by $1 million, and offset by a regulatory liability, as we believe it is probable of refund in future rates.
On April 13, 2018, the State of Kentucky enacted legislation that decreased the state income tax rate on our taxable income attributable to Kentucky from 6% to 5%, beginning in the 2018 tax year. In addition, beginning in the 2019 tax year, a consolidated return, including all affiliated group members, will be required. As a result, we were required to record a deferred income tax liability of $7 million for our Kentucky unitary filing group, and the existing deferred income tax liability related to our Kentucky subsidiary was reduced by $1 million, offset by a regulatory liability, as we believe it is probable of refund in future rates.
The Company performed its annual review of the apportionment rates in all of its unitary filing jurisdictions and implemented changes to reflect considerations for historical results and future business outlooks in each of the jurisdictions. As of June 30, 2018, we recorded a non-cash, cumulative charge to earnings of $3 million, resulting from the legislative changes described above and the adjustments made through various state income tax apportionment rates.
On July 1, 2018, the State of New Jersey enacted legislation that increased the corporate business tax rate from 9.0% to 11.5% for the 2018 and 2019 tax years, and to 10.5% for the 2020 and 2021 tax years. In addition, beginning in the 2019 tax year, a unitary group will be required to file a combined unitary tax return. The Company is currently assessing these legislature changes and will record any impacts during the third quarter of 2018.

Legislative Updates
During 2018, our regulatory jurisdictions enacted legislation as follows:

•	House File 2307 in Iowa and House Bill 1566 in Maryland allow a fair market value methodology to be included in rate base with respect to prospective acquisitions.

•
Senate Enrolled Act 362 in Indiana, which, similar to the Water Quality Accountability Act enacted in New Jersey in 2017, sets new operational standards and requirements for water and wastewater treatment plants in areas such as capital asset management, cost-benefit analysis and cybersecurity.

•
Senate Bill 705 in Missouri allows the Missouri Public Service Commission to approve a Revenue Stabilization Mechanism (“RSM”) for water utilities. In an effort to encourage conservation, a RSM adjusts rates periodically to ensure that a utility’s revenue will be sufficient to cover its costs, and customers will not overpay for service.

•
Senate Bill 592 in Missouri changes the public vote requirement for the sale of a municipal water or wastewater system to a simple majority for more than 500 small towns. Historically, only larger communities required a simple majority, while smaller communities needed a two-thirds majority. This legislation increases the options for small towns, should they decide to address their water and sewer challenges through an asset sale.

•
Legislation was passed in Iowa that allows private water utilities to use a future test year approach in rate cases, decreasing potential regulatory lag and helping to spread out the time between rate cases.

Condemnation and Eminent Domain
We are periodically subject to condemnation proceedings in the ordinary course of business. For example, a citizens group in Monterey, California has submitted enough signatures to add a measure to the November 2018 election ballot asking voters to decide whether the local water management district should conduct a feasibility study concerning the potential purchase of our California subsidiary’s Monterey water service, and, if feasible, to proceed with a purchase without an additional public vote. This service territory represents approximately 40,000 customers. A similar ballot measure introduced in 2014 involving this subsidiary’s Monterey service district was defeated.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against our Illinois subsidiary in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. A jury trial will take place to establish the value of the pipeline, but the date of this trial has not currently been scheduled.

Consolidated Results of Operations
The following table presents our consolidated results of operations and the ensuing discussions explain the material variances:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(In millions)
Operating revenues	$853	$844	$9	1.1%	$1,614	$1,600	$14	0.9%
Operating expenses:
Operation and maintenance	348	347	1	0.3%	695	681	14	2.1%
Depreciation and amortization	134	126	8	6.3%	263	250	13	5.2%
General taxes	69	63	6	9.5%	139	131	8	6.1%
Gain on asset dispositions and purchases	—	(2)	2	100.0%	(2)	(2)	—	—%
Total operating expenses, net	551	534	17	3.2%	1,095	1,060	35	3.3%
Operating income	302	310	(8)	(2.6)%	519	540	(21)	(3.9)%
Other income (expenses):
Interest, net	(86)	(85)	(1)	1.2%	(170)	(170)	—	—%
Non-operating benefit costs, net	2	(2)	4	(200.0)%	5	(5)	10	(200.0)%
Other, net	4	3	1	33.3%	8	6	2	33.3%
Total other income (expenses)	(80)	(84)	4	(4.8)%	(157)	(169)	12	(7.1)%
Income before income taxes	222	226	(4)	(1.8)%	362	371	(9)	(2.4)%
Provision for income taxes	60	95	(35)	(36.8)%	94	147	(53)	(36.1)%
Net income attributable to common stockholders	$162	$131	$31	23.7%	$268	$224	$44	19.6%
Operating Revenues
For the three months ended June 30, 2018, operating revenues increased primarily due to a:

•
$36 million increase in our Regulated Businesses from authorized rate increases and increases from water and wastewater acquisitions, organic growth and higher water services demand due to weather; and

•
$11 million increase in our Market-Based Businesses from an increase in operations for Keystone as a result of market recovery in the shale natural gas industry, and an increase in our Homeowner Services Group from contract growth and the acquisition of Pivotal on June 4, 2018, offset in part by the expiration of certain contracts in our Contract Operations Group and lower capital upgrades in our Military Services Group; partially offset by a

•	$38 million decrease in our Regulated Businesses from the impacts of the TCJA which have or are expected to benefit our customers.
For the six months ended June 30, 2018, operating revenues increased primarily due to a:

•
$75 million increase in our Regulated Businesses from authorized rate increases and increases from water and wastewater acquisitions, organic growth, and higher water services demand due to weather; and

•
$8 million increase in our Market-Based Businesses from an increase in operations for Keystone as a result of market recovery in the shale natural gas industry, and an increase in our Homeowner Services Group from contract growth and the acquisition of Pivotal on June 4, 2018, offset in part by the expiration of certain contracts in our Contract Operations Group and lower capital upgrades in our Military Services Group; partially offset by a

•	$70 million decrease in our Regulated Businesses from the impacts of the TCJA which have or are expected to benefit our customers.
Operation and Maintenance
For the three months ended June 30, 2018, operation and maintenance expense increased primarily due to a:

•
$5 million increase in our Market-Based Businesses from an increase in operations for Keystone, as discussed above, and the acquisition of Pivotal on June 4, 2018, offset in part by a decrease in our Contract Operations Group from the expiration of certain contracts; and

•
$9 million decrease in our Regulated Businesses from a $20 million benefit recorded in the second quarter of 2018, resulting from an insurance settlement related to the Freedom Industries chemical spill in West Virginia, offset in part by increases in production and other costs primarily driven by growth in the business.

For the six months ended June 30, 2018, operation and maintenance expense increased primarily due to a:

•
$12 million increase in our Regulated Businesses from an increase in price and usage of purchase water and chemicals, along with an increase in employee-related costs and maintenance materials and supplies, related to the higher volume of main breaks and paving expense experienced in the first quarter of 2018, offset in part by a $20 million benefit recorded in the second quarter of 2018, resulting from an insurance settlement related to the Freedom Industries chemical spill in West Virginia; partially offset by a

•
$3 million decrease in our Market-Based Businesses from the expiration of certain contracts in our Contract Operations Group and lower capital upgrades in our Military Services Group, as well as lower claims expense in our Homeowner Services Group, driven by operational efficiencies gained through improved planning and relationship management of key contractor partnerships, offset in part by an increase in operations for Keystone, as discussed above, and the acquisition of Pivotal on June 4, 2018.

Depreciation and Amortization
For the three and six months ended June 30, 2018, depreciation and amortization expense increased primarily due to additional utility plant placed in service.
General Taxes
For the three and six months ended June 30, 2018, general taxes increased mainly due to incremental property taxes in our subsidiaries, primarily Missouri.
Other Income (Expenses)
For the three and six months ended June 30, 2018, other income (expenses) decreased primarily due to a reduction in interest expense and actuarial losses related to the non-service cost components of pension and other post-retirement benefits expense. The presentation of net periodic benefit costs on the Consolidated Statements of Operations was changed pursuant the adoption and retrospective application of ASU 2017-07 on January 1, 2018. See Note 2—Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.
Provision for Income Taxes
For the three and six months ended June 30, 2018, our provision for income taxes decreased mainly due to the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, resulting from the TCJA. In our Regulated Businesses, we expect the reduced tax rate will benefit our customers through established ratemaking, tax and regulatory normalization provisions. In our Military Services Group, we received guidance on how to apply the TCJA to our contracts with the U.S. government and expect to return the majority of the benefits received from the lower income tax rate, effective January 1, 2018, as anticipated.
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

Regulated Businesses Segment
The following table summarizes certain financial information for our Regulated Businesses segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(In millions)
Operating revenues	$744	$746	$(2)	(0.3)%	$1,410	$1,405	$5	0.4%
Operation and maintenance	264	273	(9)	(3.3)%	542	530	12	2.3%
Depreciation and amortization	123	119	4	3.4%	245	236	9	3.8%
General taxes	66	60	6	10.0%	131	123	8	6.5%
Income before income taxes	226	230	(4)	(1.7)%	368	384	(16)	(4.2)%
Provision for income taxes	59	90	(31)	(34.4)%	97	150	(53)	(35.3)%
Net income attributable to common stockholders	167	140	27	19.3%	271	234	37	15.8%
Operating Revenues
The following tables summarize information regarding the main components of our Regulated Businesses’ operating revenues and the ensuing discussions explain the material variances:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(In millions)
Water services:
Residential	$410	$413	$(3)	(0.7)%	$778	$772	$6	0.8%
Commercial	152	151	1	0.7%	285	279	6	2.2%
Industrial	34	35	(1)	(2.9)%	65	67	(2)	(3.0)%
Public and other	85	88	(3)	(3.4)%	165	168	(3)	(1.8)%
Total water services	681	687	(6)	(0.9)%	1,293	1,286	7	0.5%
Wastewater services	38	36	2	5.6%	76	70	6	8.6%
Other (a)	25	23	2	8.7%	41	49	(8)	(16.3)%
Total operating revenues	$744	$746	$(2)	(0.3)%	$1,410	$1,405	$5	0.4%

(a)	Includes revenues from miscellaneous utility charges, alternative revenue programs and lease contracts.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(Gallons in millions)
Billed water services volumes:
Residential	40,783	41,575	(792)	(1.9)%	78,238	77,560	678	0.9%
Commercial	19,767	19,817	(50)	(0.3)%	37,514	36,880	634	1.7%
Industrial	9,198	9,679	(481)	(5.0)%	18,895	18,557	338	1.8%
Public and other	12,343	12,342	1	—%	23,923	23,835	88	0.4%
Billed water services volumes	82,091	83,413	(1,322)	(1.6)%	158,570	156,832	1,738	1.1%
For the three months ended June 30, 2018, operating revenues decreased primarily due to a:

•
$38 million decrease from the impacts of the TCJA which have or are expected to benefit our customer rates. This decrease is made up of two primary components: (i) a reserve on revenue billed during the second quarter of 2018, for the estimated income tax savings resulting from the TCJA, which is expected to benefit our customers in future rates; and (ii) rate adjustments made in certain subsidiaries where our Regulators have authorized an approach to pass the benefits from the lower income tax rate to our customers; partially offset by a

•	$28 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment growth in various states;

•	$5 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; and a

•	$2 million increase from higher water services demand, largely driven by warmer and drier weather in the Midwest.
For the six months ended June 30, 2018, operating revenues increased primarily due to a:

•	$50 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment growth in various states;

•	$14 million increase from water and wastewater acquisitions, as well as organic growth in existing systems;

•	$6 million increase from higher water services demand, including $2 million driven by warmer and drier weather in the second quarter of 2018;

•	$3 million increase from surcharges and other operating revenues, primarily in our Pennsylvania subsidiary; partially offset by a

•
$70 million decrease from the impacts of the TCJA which have or are expected to benefit our customer rates. This decrease is made up of two primary components: (i) a reserve on revenue billed during the first half of 2018, for the estimated income tax savings resulting from the TCJA, which is expected to benefit our customers in future rates; and (ii) rate adjustments made in certain subsidiaries where our Regulators have authorized an approach to pass the benefits from the lower income tax rate to our customers.

Operation and Maintenance
The following table summarizes information regarding the components of our Regulated Businesses’ operation and maintenance expense and the ensuing discussions explain the material variances:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(In millions)
Production costs	$77	$74	$3	4.1%	$146	$137	$9	6.6%
Employee-related costs	110	108	2	1.9%	227	214	13	6.1%
Operating supplies and services	53	51	2	3.9%	101	99	2	2.0%
Maintenance materials and supplies	17	16	1	6.3%	39	34	5	14.7%
Customer billing and accounting	16	13	3	23.1%	26	23	3	13.0%
Other	(9)	11	(20)	(181.8)%	3	23	(20)	(87.0)%
Total	$264	$273	$(9)	(3.3)%	$542	$530	$12	2.3%
For the three months ended June 30, 2018, operation and maintenance expense decreased primarily due to a:

•	$20 million benefit recorded in the second quarter of 2018, resulting from an insurance settlement related to the Freedom Industries chemical spill in West Virginia; partially offset by a

•	$3 million increase in production costs from purchased water price and usage increases in our California subsidiary;

•	$5 million combined increase in employee-related costs, operating supplies and services, and maintenance materials and supplies from acquisitions and growth of the business; and

•	$3 million increase in customer billing and accounting from an increase in customer uncollectible expense and higher call volumes experienced at our customer service centers.
For the six months ended June 30, 2018, operation and maintenance expense increased primarily due to a:

•	$9 million increase in production costs from purchased water price and usage increases in our California subsidiary, along with an increase in chemical costs and usage;

•
$13 million increase in employee-related costs from an increase in headcount, mainly due to acquisitions, and compensation expense in support of the growth of the business, as well as an increase in overtime related to a higher volume of main breaks during the first quarter of 2018, the result of harshly frigid weather in the Midwest, Northeast and parts of the Mid-Atlantic;

•	$5 million increase in maintenance materials and supplies from a higher volume of main breaks and paving expense in the first quarter of 2018, driven by the colder weather experienced; and

•	$3 million increase in customer billing and accounting from an increase in customer uncollectible expense and higher call volumes experienced at our customer service centers; partially offset by a

•	$20 million benefit recorded in the second quarter of 2018, resulting from an insurance settlement related to the Freedom Industries chemical spill in West Virginia.
Depreciation and Amortization
For the three and six months ended June 30, 2018, depreciation and amortization increased primarily due to additional utility plant placed in service.
General Taxes
For the three and six months ended June 30, 2018, general taxes increased mainly due to incremental property taxes in our subsidiaries, primarily Missouri.
Provision for Income Taxes
For the three and six months ended June 30, 2018, our provision for income taxes decreased primarily due to the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, resulting from the TCJA. We expect the reduced tax rate will benefit our customers through established ratemaking, tax and regulatory normalization provisions.
Market-Based Businesses
The following table summarizes certain financial information for our Market-Based Businesses and the ensuing discussions explain the material variances:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(In millions)
Operating revenues	$114	$103	$11	10.7%	$214	$206	$8	3.9%
Operation and maintenance	89	84	5	6.0%	169	172	(3)	(1.7)%
Income before income taxes	18	15	3	20.0%	34	25	9	36.0%
Provision for income taxes	5	7	(2)	(28.6)%	9	10	(1)	(10.0)%
Net income attributable to common stockholders	13	9	4	44.4%	25	15	10	66.7%
Operating Revenues
For the three months ended June 30, 2018, operating revenues increased primarily due to a:

•	$9 million increase in Keystone from an increase in operations as a result of market recovery in the shale natural gas industry; and

•	$7 million increase in our Homeowner Services Group from contract growth and the acquisition of Pivotal on June 4, 2018; partially offset by a

•	$3 million decrease in our Contract Operations Group from the expiration of certain contracts; and

•	$2 million decrease in our Military Services Group from lower capital upgrades, largely driven by reduced military base budgets.
For the six months ended June 30, 2018, operating revenues increased primarily due to a:

•	$13 million increase in Keystone from an increase in operations as a result of market recovery in the shale natural gas industry; and

•	$8 million increase in our Homeowner Services Group from contract growth and the acquisition of Pivotal on June 4, 2018; partially offset by a

•	$9 million decrease in our Military Services Group from lower capital upgrades, largely driven by reduced military base budgets; and

•	$5 million decrease in our Contract Operations Group from the expiration of certain contracts.

Operation and Maintenance
For the three months ended June 30, 2018, operation and maintenance expense increased primarily due to a:

•	$10 million increase in Keystone from an increase in operations, as discussed above; and

•	$3 million increase from the acquisition of Pivotal on June 4, 2018; partially offset by a

•	$5 million decrease in our Contract Operations Group from the expiration of certain contracts; and

•
$2 million decrease in our Homeowner Services Group from lower claims expense, driven by operational efficiencies gained through improved planning and relationship management of key contractor partnerships.

For the six months ended June 30, 2018, operation and maintenance expense decreased primarily due to a:

•	$8 million decrease in our Military Services Group from lower capital upgrades, as discussed above;

•	$6 million decrease in our Contract Operations Group from the expiration of certain contracts; and

•
$6 million decrease in our Homeowner Services Group from lower claims expense, driven by operational efficiencies gained through improved planning and relationship management of key contractor partnerships; partially offset by a

•	$13 million increase in Keystone from an increase in operations, as discussed above; and

•	$4 million increase related to the acquisition of Pivotal on June 4, 2018.
Provision for Income Taxes
For the three and six months ended June 30, 2018, our provision for income taxes decreased primarily due to the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, resulting from the TCJA.
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
In order to meet our short-term liquidity needs, we, through AWCC, our wholly owned financing subsidiary, issue commercial paper, which is supported by our revolving credit facility. On March 21, 2018, AWCC increased the maximum aggregate principal amount of short-term commercial paper notes authorized for issuance under its commercial paper program from $1.60 billion to $2.10 billion. As of June 30, 2018, AWCC had no outstanding borrowings and $87 million of outstanding letters of credit under the revolving credit facility, with $2.16 billion available to fulfill our short-term liquidity needs and to issue letters of credit. As of June 30, 2018, the revolving credit facility supported $1.65 billion in outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the credit facility or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.
The Company has four forward starting swap agreements, each with notional amounts of $100 million, to reduce interest rate exposure on debt expected to be issued in 2018. These forward starting swap agreements terminate in November 2018, and have an average fixed rate of 2.87%. We have designated these forward starting swap agreements as cash flow hedges with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt. See Note 7—Long-Term Debt and Note 8—Short-Term Debt in the Notes to Consolidated Financial Statements for further information.

Additionally, on April 11, 2018, we effected an equity forward transaction by entering into a forward sale agreement with each of two forward purchasers in connection with a public offering of 2,320,000 shares of our common stock. In the equity forward transaction, the forward purchasers, or an affiliate, borrowed an aggregate of 2,320,000 shares of our common stock from third parties and sold them to the underwriters in the public offering. On June 7, 2018, we elected to fully and physically settle both forward sale agreements, resulting in the issuance of a total of 2,320,000 shares of our common stock at a price of $79.01 per share, for aggregate net proceeds of $183 million. The net proceeds of the transaction were used to finance a portion of the purchase price of the Pivotal acquisition.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. The following table provides a summary of the major items affecting cash flows provided by our operating activities:

	For the Six Months Ended June 30,
	2018	2017
(In millions)
Net income	$268	$224
Add (less):
Depreciation and amortization	263	250
Deferred income taxes and amortization of investment tax credits	82	137
Other non-cash activities (a)	24	(12)
Changes in working capital (b)	(112)	(52)
Pension and post-retirement healthcare contributions	—	(23)
Net cash flows provided by operations	$525	$524

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
For the six months ended June 30, 2018, cash flows from operating activities increased $1 million compared to the same period in 2017, primarily due to the increase in net income after non-cash adjustments and the decrease in pension and post-retirement healthcare contributions and related expense in the current year, partially offset by the change in working capital, and the change in deferred income taxes. The main factors contributing to the net income increase are described in this section under “Consolidated Results of Operations” and included higher operating revenue and a lower provision for income taxes. The change in working capital was primarily the result of the following: (i) an increase in accounts receivable, net due to increased revenues compared to the same period in the prior year; and (ii) a decrease in unbilled revenues as a result of our Military Services Group achieving significant capital project milestones during 2017. The change in deferred income taxes is primarily the result of the impact of the change in the federal income tax rate on the Company’s deferred income taxes from the enactment of the TCJA.
Cash Flows Used in Investing Activities
The following table provides information regarding cash flows used in our investing activities:

	For the Six Months Ended June 30,
	2018	2017
(In millions)
Net capital expenditures	$(739)	$(602)
Acquisitions	(377)	(9)
Other investing activities, net (a)	(33)	(24)
Net cash flows used in investing activities	$(1,149)	$(635)

(a)	Includes removal costs from property, plant and equipment retirements, net, and proceeds from sale of assets and securities.

For the six months ended June 30, 2018, cash used in investing activities increased primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure in our Regulated Businesses, and increased cash used for acquisitions, primarily related to the Pivotal acquisition of $363 million, which closed on June 4, 2018. We expect investments in the range of $2.0 billion to $2.1 billion in 2018 for capital expenditures and acquisitions, including the Pivotal acquisition. Construction of our new corporate headquarters building in Camden, New Jersey is underway, and is expected to be completed by the end of 2018. The cost of construction is currently estimated to be up to $164 million, exclusive of any tax incentives, of which $77 million is expected to be incurred in 2018. During the six months ended June 30, 2018, we spent approximately $42 million towards this construction.
Cash Flows Provided by Financing Activities
The following table provides information regarding cash flows provided by our financing activities:

	For the Six Months Ended June 30,
	2018	2017
(In millions)
Proceeds from long-term debt	$15	$20
Repayments of long-term debt	(119)	(6)
Net proceeds from short-term borrowings	746	268
Proceeds from issuance of common stock	183	—
Dividends paid	(155)	(141)
Anti-dilutive stock repurchases	(45)	(54)
Other financing activities, net (a)	13	18
Net cash flows provided by financing activities	$638	$105

(a)
Includes proceeds from issuances of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds, and taxes paid related to employee stock plans.

For the six months ended June 30, 2018, the increase in cash flows provided by financing activities, as compared to the same period in 2017, is primarily due to the issuance of common stock to finance a portion of the purchase price of the Pivotal acquisition and an increase in short-term borrowings to support growth of our Regulated Businesses, finance a portion of the Pivotal acquisition, pay dividends and repay long-term debt.
Credit Facilities and Short-Term Debt
The following table summarizes information regarding our aggregate credit facility commitments, letter of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities as of June 30, 2018:

	Credit Facilities Commitment (a)	Available Credit Facility Capacity (a)	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
(In millions)
June 30, 2018	$2,262	$2,172	$150	$63	$2,100	$451

(a)
Includes amounts related to the revolving credit facility of Keystone. As of June 30, 2018, the total commitment under the Keystone revolving credit facility was $12 million, of which $9 million was available for borrowing, subject to compliance with a collateral base calculation. At June 30, 2018, there were no outstanding borrowings under this credit facility.

The weighted-average interest rate on AWCC short-term borrowings for three months ended June 30, 2018 and 2017 was approximately 2.34% and 1.24%, respectively. The weighted-average interest rate on AWCC short-term borrowings for the six months ended June 30, 2018 and 2017 was approximately 2.15% and 1.14%, respectively.
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

Covenants in certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On June 30, 2018, our ratio was 0.59 to 1.00 and therefore we were in compliance with the covenants.
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
The following table presents our long-term and short-term credit rating and rating outlook as of June 30, 2018:

Securities	Moody's Investors Service	Standard & Poor's Ratings Service
Rating Outlook	Negative	Stable
Senior unsecured debt	A3	A
Commercial paper	P-2	A-1
On June 11, 2018, Standard & Poor’s Ratings Service affirmed the Company’s long-term ‘A’ and short-term ‘A-1’ credit ratings, with a stable outlook remaining unchanged.
On January 19, 2018, Moody’s Investors Service changed the rating outlook to negative, from stable, for 24 regulated utilities and utility holding companies, including the Company, all of which were primarily impacted by the enactment of the TCJA.
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
Dividends
On June 1, 2018, we paid a cash dividend of $0.455 per share to our stockholders of record as of May 11, 2018.
On July 27, 2018, our Board of Directors declared a quarterly cash dividend payment of $0.455 per share payable on September 4, 2018 to stockholders of record as of August 10, 2018. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends in our Form 10-K for more information regarding restrictions on the payment of dividends on our common stock.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. For a discussion of our exposure to market risk, refer to Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, in our Form 10-K. Except as described below, there have been no significant changes to our exposure to market risk since December 31, 2017.
On May 22, 2018, we entered into two forward starting swap agreements, each with a notional amount of $100 million, to reduce interest rate exposure on debt expected to be issued in 2018. These forward starting swap agreements terminate in November 2018, and have an average fixed rate of 3.16%. A hypothetical 1% adverse change in interest rates would result in a decrease in the fair value of our forward starting swaps of approximately $22 million at June 30, 2018.
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
Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
On June 4, 2018, the Company completed the acquisition of Pivotal. See Note 4—Acquisitions in the Notes to the Consolidated Financial Statements for additional information. We began to integrate Pivotal into our internal control over financial reporting structure and expect to complete this integration in 2019. We concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended June 30, 2018, other than changes resulting from the acquisition of Pivotal, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
On May 4, 2018, California-American Water Company, our wholly owned subsidiary (“Cal Am”), notified the Monterey Peninsula Water Management District (“MPWMD”) and the California State Water Resources Control Board (the “SWRCB”) that it intends to seek declaratory relief concerning the conflicting regulatory interpretations under the 2009 Order, triggering a 60-day meet and confer period prior to commencement of any action concerning the conflicting interpretations, which the parties agreed to extend to August 31, 2018. Any failure to follow MPWMD’s resolution or the SWRCB’s written interpretation, despite these conflicting interpretations, could potentially result in fines, penalties and other actions against Cal Am.
The 2016 Order provides that if the California Public Utilities Commission (the “CPUC”) authorizes Cal Am to acquire more than 1,000 acre-feet per year of water from a source other than the Water Supply Project, proponents of the alternative water source could submit revised milestones to the SWRCB for consideration. On May 8, 2018, certain parties to the Water Supply Project proceeding submitted a petition to the SWRCB to add parallel milestones to the 2009 Order for 2019, 2020, and 2021, based on the proposed expansion of the Pure Water Monterey project, another GWR project under construction on the Monterey peninsula. Petitioners claim that compliance with the alternate milestones would still provide for cessation of Cal Am’s unauthorized diversions from the Carmel River by 2021. A recently completed preliminary report on feasibility concluded that the expanded Pure Water Monterey project could provide an additional 2,250 acre-feet of water per year. Cal Am believes that (i) the petition is premature, (ii) the expanded Pure Water Monterey project is not yet a sufficiently certain or reliable water supply and, even if construction is successfully completed, would provide an insufficient quantity of water to allow full compliance with the 2009 Order, and (iii) the imposition of parallel milestones would distract from completion of the Water Supply Project. This petition is pending.
Regional Desalination Project Litigation
On June 7, 2018, a motion for summary judgment filed in December 2017 by RMC Water and Environmental (“RMC”), a private engineering consulting firm, in the consolidated action associated with the failure of the RDP was denied. On June 12, 2018, the California Court of Appeal granted the writ petition filed by Cal Am and Monterey County Water Resources Agency (“MCWRA”) on April 6, 2018 and ordered the trial court to vacate its February 5, 2018 order and allow Cal Am leave to amend its tort law claims. Following vacatur of the trial court’s order, on June 28, 2018, Cal Am filed its Fifth Amended Complaint. Trial in the consolidated action has been set for March 25, 2019 in San Francisco County Superior Court.
Monterey Peninsula Water Supply Project
Cal Am’s opening and closing briefs and related responses in the proceeding to obtain from the CPUC a certificate of public convenience and necessity (“CPCN”) for the Water Supply Project were submitted on April 19, 2018 and May 3, 2018, respectively.
On January 9, 2018, a number of parties to the CPCN proceeding filed a motion for additional hearings on the possible expansion of the GWR Project and sale of water by Marina Coast Water District (“MCWD”) to Cal Am. On May 11, 2018, a second, similar motion was filed. On June 5, 2018, the City of Marina filed a motion to remove the ban on ex parte communications related to the proceeding. Cal Am has opposed all of these motions as unnecessary and/or inappropriate, and has argued that the motions and requested hearings could delay the CPUC’s issuance of a decision on the CPCN request for the Water Supply Project. The motions remain pending.
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
California Public Utilities Commission Residential Rate Design Proceeding
On July 12, 2018, the CPUC adopted the April 9, 2018 presiding officer’s decision that resolved the CPUC’s residential tariff administration proceeding. The adoption provides for a waiver by Cal Am of $0.5 million of cost recovery for residential customers through the water revenue adjustment mechanism/modified cost balancing account, in lieu of a penalty.

West Virginia Elk River Freedom Industries Chemical Spill
Global Class Action Litigation Settlement
On June 8, 2018, the U.S. District Court for the Southern District of West Virginia granted final approval of a settlement class and proposed class action settlement (the “Settlement”) for all claims and potential claims by all putative class members (collectively, the “Plaintiffs”) against West Virginia-American Water Company (“WVAWC”) and certain other Company affiliated entities (collectively, the “American Water Defendants”) arising out of the January 2014 Freedom Industries, Inc. chemical spill in West Virginia. The effective date of the Settlement is July 16, 2018.
Under the terms and conditions of the Settlement and the final settlement agreement, the American Water Defendants have not admitted, and will not admit, any fault or liability for any of the allegations made by the Plaintiffs in any of the actions that were resolved.
On June 1, 2018, the Company and its remaining non-participating general liability insurance carrier settled for a payment to the Company of $20 million, out of a maximum of $25 million in potential coverage under the terms of the relevant policy, in exchange for a full release by the American Water Defendants of all claims against the insurance carrier related to the Freedom Industries chemical spill.
Under federal class action rules, claimants had the right, until December 8, 2017, to elect to opt out of the final Settlement. Less than 100 of the 225,000 estimated putative Plaintiffs submitted opt-out notices, and these claimants will not receive any benefit from or be bound by the terms of the Settlement. While WVAWC and the Company are unable to predict the outcome of any future lawsuit that may be brought or maintained against the American Water Defendants by a claimant that has elected to opt out of the Settlement, the Company does not currently anticipate that such outcomes with respect to known opt out claimants will have a material adverse effect on the Company’s financial condition, results of operations, cash flows, liquidity or reputation.
Dunbar, West Virginia Water Main Break Class Action Litigation
On October 12, 2017, WVAWC filed with the court a motion seeking to dismiss all of the plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserted that the PSC, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. On May 30, 2018, the court, at a hearing, denied WVAWC’s motion to apply the primary jurisdiction doctrine. The court will issue a written order on the motion to dismiss, and has set a trial date of August 26, 2019.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in our Form 10-K, and in our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in our Form 10-K, other than as set forth below:
We are subject to adverse publicity and reputational risks, which make us vulnerable to negative customer perception and could lead to increased regulatory oversight or sanctions.
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
New York American Water Company, Inc. (“NYAW”) is the subject of a New York State Public Service Commission (“NYSPSC”) investigation related to the unintentional provision of incorrect data to a taxing authority that resulted in an over-assessment of real property taxes. NYAW self-reported this issue to the NYSPSC promptly after NYAW’s senior leadership became aware of it. Neither NYAW nor any of its employees received any financial benefit as a result of this matter, as all customer overpayments were provided to the local taxing authorities. These errors resulted in the recovery by NYAW of an estimated $281 thousand in cumulative real property tax overpayments from approximately 4,400 of its customers, which amount will be returned in full with interest when approved by the NYSPSC. The NYSPSC investigation also relates to the failure of a few employees working on NYAW’s 2016 general rate case to properly disclose these issues in that rate case. In July 2018, the NYSPSC ordered the commencement of an enforcement proceeding in New York State Supreme Court regarding these matters. NYAW and its management are fully cooperating with the NYSPSC and its staff in this investigation. There can be no assurance that NYAW will not be subject to additional federal, state or local proceedings, and these proceedings could result in increased oversight and civil, administrative and/or criminal sanctions, which may have a material adverse effect upon our reputation and perception in New York.
Unfavorable regulatory and economic outcomes also may include the enactment of more stringent laws and regulations governing our operations and less favorable economic terms in our agreements related to our Market-Based Businesses, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on us and our financial condition, results of operations and cash flows.
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
The Company did not repurchase shares of common stock during three months ended June 30, 2018. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2018, the Company repurchased an aggregate of 4,510,000 shares of common stock under the program, leaving an aggregate of 5,490,000 shares available for repurchase under this program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description
2.1
Stock Purchase Agreement, dated April 11, 2018, by and among American Water Enterprises, LLC, Nicor Energy Ventures Company (n/k/a Pivotal Home Solutions Co.), Nicor Energy Services Company (d/b/a Pivotal Home Solutions), Southern Company Gas and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed April 11, 2018).

3.1
Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).
*10.1	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Stock Unit Grant Form for Non-Employee Directors.
10.2
Amendment, dated April 25, 2018, to Amended and Restated Letter Agreement between Loyd Warnock and American Water Works Company, Inc. (incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.3
Confirmation of Forward Sale Transaction, dated April 11, 2018, among American Water Works Company, Inc., JPMorgan Chase Bank, National Association, and J.P. Morgan Securities LLC, solely as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed April 16, 2018).

10.4
Confirmation of Forward Sale Transaction, dated April 11, 2018, between American Water Works Company, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed April 16, 2018).

*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of Linda G. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
*99.1	Computation of Ratios of Earnings to Fixed Charges.
*101
The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the Securities and Exchange Commission on August 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

 *    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August, 2018.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ SUSAN N. STORY
Susan N. Story President and Chief Executive Officer (Principal Executive Officer)
By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)