Form 10-Q
period 2018-09-30
American Water Works Company, Inc.
filed 2018-10-31
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-34028

AMERICAN WATER WORKS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0063696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Water Street, Camden, NJ	08102-1658
(Address of principal executive offices)	(Zip Code)
(856) 955-4001
(Registrant’s telephone number, including area code)

1025 Laurel Oak Road, Voorhees, NJ 08043
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2018
Common Stock, $0.01 par value per share	180,598,794 shares (excludes 4,683,156 treasury shares as of October 25, 2018)

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

•	the outcome of litigation and similar governmental and regulatory proceedings, investigations or actions;

•	our ability to appropriately maintain current infrastructure, including our operational and information technology (“IT”) systems, and manage the expansion of our business;

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

•
our ability to successfully meet growth projections for our regulated and market-based businesses, either individually or in the aggregate, and capitalize on growth opportunities, including our ability to, among other things:

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

•
our exposure to liabilities related to environmental laws and similar matters resulting from, among other things, water and wastewater service provided to customers, including, for example, our water transfer solutions that are focused on customers in the shale natural gas exploration and production market;

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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Property, plant and equipment	$22,734	$21,716
Accumulated depreciation	(5,671)	(5,470)
Property, plant and equipment, net	17,063	16,246
Current assets:
Cash and cash equivalents	86	55
Restricted funds	29	27
Accounts receivable, net	347	272
Unbilled revenues	203	212
Materials and supplies	42	41
Other	93	113
Total current assets	800	720
Regulatory and other long-term assets:
Regulatory assets	1,086	1,061
Goodwill	1,571	1,379
Postretirement benefit asset	193	—
Intangible assets	91	9
Other	76	67
Total regulatory and other long-term assets	3,017	2,516
Total assets	$20,880	$19,482
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 185,279,397 and 182,508,564 shares issued, respectively)	$2	$2
Paid-in-capital	6,647	6,432
Accumulated deficit	(432)	(723)
Accumulated other comprehensive loss	(60)	(79)
Treasury stock, at cost (4,683,156 and 4,064,010 shares, respectively)	(297)	(247)
Total common stockholders' equity	5,860	5,385
Long-term debt	7,570	6,490
Redeemable preferred stock at redemption value	7	8
Total long-term debt	7,577	6,498
Total capitalization	13,437	11,883
Current liabilities:
Short-term debt	564	905
Current portion of long-term debt	263	322
Accounts payable	141	195
Accrued liabilities	455	630
Taxes accrued	67	33
Interest accrued	89	73
Other	169	167
Total current liabilities	1,748	2,325
Regulatory and other long-term liabilities:
Advances for construction	259	271
Deferred income taxes, net	1,670	1,551
Deferred investment tax credits	21	22
Regulatory liabilities	1,962	1,664
Accrued pension expense	393	384
Accrued postretirement benefit expense	—	40
Other	78	66
Total regulatory and other long-term liabilities	4,383	3,998
Contributions in aid of construction	1,312	1,276
Commitments and contingencies (See Note 12)
Total capitalization and liabilities	$20,880	$19,482
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues	$976	$936	$2,590	$2,536
Operating expenses:
Operation and maintenance	390	322	1,085	1,003
Depreciation and amortization	141	128	404	378
General taxes	71	61	210	192
Gain on asset dispositions and purchases	(18)	(7)	(20)	(9)
Impairment charge	57	—	57	—
Total operating expenses, net	641	504	1,736	1,564
Operating income	335	432	854	972
Other income (expense):
Interest, net	(89)	(89)	(259)	(259)
Non-operating benefit costs, net	5	(2)	10	(7)
Loss on early extinguishment of debt	(2)	(6)	(2)	(6)
Other, net	6	5	14	11
Total other income (expense)	(80)	(92)	(237)	(261)
Income before income taxes	255	340	617	711
Provision for income taxes	70	137	164	284
Consolidated net income	185	203	453	427
Net loss attributable to noncontrolling interest	(2)	—	(2)	—
Net income attributable to common stockholders	$187	$203	$455	$427

Basic earnings per share: (a)
Net income attributable to common stockholders	$1.04	$1.14	$2.54	$2.39
Diluted earnings per share: (a)
Net income attributable to common stockholders	$1.04	$1.13	$2.53	$2.39
Weighted-average common shares outstanding:
Basic	181	178	179	178
Diluted	181	179	180	179
Dividends declared per common share	$0.455	$0.415	$0.91	$0.83

(a)	Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$187	$203	$455	$427
Other comprehensive income (loss), net of tax:
Pension amortized to periodic benefit cost:
Actuarial loss, net of tax of $1 and $1 for the three months and $2 and $3 for the nine months ended September 30, 2018 and 2017, respectively	2	1	6	5
Foreign currency translation adjustment	—	—	—	(1)
Unrealized gain (loss) on cash flow hedges, net of tax of $2 and $(3) for the three months ended and $4 and $(4) for the nine months ended September 30, 2018 and 2017, respectively	7	(3)	13	(5)
Net other comprehensive income (loss)	9	(2)	19	(1)
Comprehensive income attributable to common stockholders	$196	$201	$474	$426
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$453	$427
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	404	378
Deferred income taxes and amortization of investment tax credits	142	264
Provision for losses on accounts receivable	22	21
Gain on asset dispositions and purchases	(20)	(9)
Impairment charge	57	—
Pension and non-pension postretirement benefits	19	44
Other non-cash, net	27	(39)
Changes in assets and liabilities:
Receivables and unbilled revenues	(70)	(34)
Pension and postretirement benefit contributions	(11)	(36)
Accounts payable and accrued liabilities	(23)	(22)
Other assets and liabilities, net	32	48
Impact of Freedom Industries settlement activities	(40)	(22)
Net cash provided by operating activities	992	1,020
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,136)	(964)
Acquisitions, net of cash acquired	(381)	(10)
Proceeds from sale of assets	33	9
Removal costs from property, plant and equipment retirements, net	(61)	(51)
Net cash used in investing activities	(1,545)	(1,016)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,355	1,382
Repayments of long-term debt	(330)	(334)
Net short-term borrowings with maturities less than three months	(341)	(746)
Proceeds from issuance of common stock	183	—
Proceeds from issuances of employee stock plans and direct stock purchase plan	15	21
Advances and contributions for construction, net of refunds of $20 and $16 for the nine months ended September 30, 2018 and 2017, respectively	15	23
Debt issuance costs	(12)	(13)
Make-whole premium on early debt redemption	(10)	(34)
Dividends paid	(237)	(215)
Anti-dilutive share repurchases	(45)	(54)
Taxes paid related to employee stock plans	(7)	(11)
Net cash provided by financing activities	586	19
Net increase in cash and cash equivalents and restricted funds	33	23
Cash and cash equivalents and restricted funds at beginning of period	83	99
Cash and cash equivalents and restricted funds at end of period	$116	$122
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of end of period	$187	$175
Acquisition financed by treasury stock	$—	$33

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2017	182.5	$2	$6,432	$(723)	$(79)	(4.1)	$(247)	$5,385
Net income attributable to common stockholders	—	—	—	455	—	—	—	455
Direct stock reinvestment and purchase plan	0.1	—	5	—	—	—	—	5
Employee stock purchase plan	0.1	—	6	—	—	—	—	6
Stock-based compensation activity	0.3	—	21	(1)	—	(0.1)	(5)	15
Issuance of common stock	2.3	—	183	—	—	—	—	183
Repurchases of common stock	—	—	—	—	—	(0.5)	(45)	(45)
Net other comprehensive income	—	—	—	—	19	—	—	19
Dividends	—	—	—	(163)	—	—	—	(163)
Balance as of September 30, 2018	185.3	$2	$6,647	$(432)	$(60)	(4.7)	$(297)	$5,860

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2016	181.8	$2	$6,388	$(873)	$(86)	(3.7)	$(213)	$5,218
Cumulative effect of change in accounting principle	—	—	—	21	—	—	—	21
Net income attributable to common stockholders	—	—	—	427	—	—	—	427
Direct stock reinvestment and purchase plan	0.1	—	6	—	—	—	—	6
Employee stock purchase plan	—	—	5	—	—	—	—	5
Stock-based compensation activity	0.5	—	18	—	—	(0.1)	(7)	11
Acquisitions via treasury stock	—	—	6	—	—	0.4	27	33
Repurchases of common stock	—	—	—	—	—	(0.7)	(54)	(54)
Net other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Dividends	—	—	—	(148)	—	—	—	(148)
Balance as of September 30, 2017	182.4	$2	$6,423	$(573)	$(87)	(4.1)	$(247)	$5,518
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements provided in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (collectively, “American Water” or the “Company”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and with the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2018, and the results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
The Company adopted the following accounting standards in 2018:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Revenue from Contracts with Customers
Changes the criteria for recognizing revenue from a contract with a customer. Replaces existing guidance on revenue recognition, including most industry-specific guidance. The objective is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods and services to customers at an amount the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing and uncertainty of revenue and the related cash flows.
		January 1, 2018	Modified retrospective
The adoption had no material impact on the Consolidated Financial Statements. Additional disclosures were added in the Notes to Consolidated Financial Statements. For additional information, see Note 3—Revenue Recognition.

Clarifying the Definition of a Business
Updated the accounting guidance to clarify the definition of a business, with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions, or disposals, of assets or businesses.
		January 1, 2018	Prospective	The adoption had no material impact on the Consolidated Financial Statements.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost
Updated authoritative guidance to require the service cost component of net periodic benefit cost to be presented in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The remaining components of net periodic benefit cost are required to be presented separately from the service cost component, in an income statement line item outside of operating income. Also, the guidance only allows for the service cost component to be eligible for capitalization. The updated guidance does not impact the accounting for net periodic benefit costs as regulatory assets or liabilities.
January 1, 2018
Retrospective for the presentation of the service cost component and the other components of net periodic benefit costs on the Consolidated Statements of Operations; prospective for the limitation of capitalization to only the service cost component of net periodic benefit costs in total assets.

The Company presented in the current period, and reclassified in the prior periods, net periodic benefit costs, other than the service cost component, in non-operating benefit costs, net on the Consolidated Statements of Operations.

Simplification of Goodwill Impairment Testing
Updated authoritative guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in the update, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
		August 31, 2018	Prospective	See Note 6—Goodwill and Other Intangible Assets.
Cloud Computing Service Arrangements
Updated the accounting and disclosure guidance for cloud computing arrangements that are service contracts. Under this guidance, implementation costs incurred in cloud computing arrangements and in developing or obtaining internal-use software follow the same capitalization requirements. The accounting for the service element of the arrangement remains unchanged.
		September 30, 2018	Prospective	The adoption had no material impact on the Consolidated Financial Statements.

The following recently issued accounting standards have not yet been adopted by the Company as of September 30, 2018:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
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
The Company has not yet quantified the impact of recognizing right-of-use assets and lease liabilities, but is evaluating the impact on its Consolidated Financial Statements. The Company has defined a process and implemented software to meet the accounting and reporting requirements of the guidance and is assessing lease arrangements. The Company expects to elect all practical expedients available under the new lease accounting and disclosure guidance and will not elect early adoption for the standard.

Accounting for Hedging Activities
Updated the accounting and disclosure guidance for hedging activities, which allows for more financial and nonfinancial hedging strategies to be eligible for hedge accounting. Under this guidance, a qualitative effectiveness assessment is permitted for certain hedges if an entity can reasonably support an expectation of high effectiveness throughout the term of the hedge, provided that an initial quantitative test establishes that the hedge relationship is highly effective. Also, for cash flow hedges determined to be highly effective, all changes in the fair value of the hedging instrument will be recorded in other comprehensive income, with a subsequent reclassification to earnings when the hedged item impacts earnings.
		January 1, 2019; early adoption permitted	Modified retrospective for adjustments related to the measurement of ineffectiveness for cash flow hedges; prospective for the updated presentation and disclosure requirements.
The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements based upon its hedging activities as of the balance sheet date. The Company is evaluating the timing of adoption.

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
Disclosure Requirements for Fair Value Measurement
Updated the disclosure requirements for fair value measurement. The guidance removes the requirements to disclose transfers between Level 1 and Level 2 measurements, the timing of transfers between levels, and the valuation processes for Level 3 measurements. Disclosure of transfers into and out of Level 3 measurements will be required. The guidance adds disclosure requirements for the change in unrealized gains and losses in other comprehensive income for recurring Level 3 measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 measurements.
		January 1, 2020; early adoption permitted	Prospective for added disclosures and for the narrative description of measurement uncertainty; retrospective for all other amendments.	The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements, and the Company is evaluating the timing of adoption.
Disclosure Requirements for Defined Benefit Plans
Updated the disclosure requirements for defined benefit plans. The guidance removes the requirement to disclose the amounts in accumulated other comprehensive income to be recognized as net periodic benefit cost, the effects of a one percent change in assumed healthcare costs and a number of other disclosures. The guidance clarifies that projected benefit obligations and accumulated benefit obligations should be disclosed, and adds disclosure requirements for the weighted-average interest crediting rates for promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation.
		December 31, 2020; early adoption permitted	Retrospective	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.

Cash, Cash Equivalents and Restricted Funds
The following table provides a reconciliation of the cash, cash equivalents and restricted funds as presented on the Consolidated Balance Sheets, to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended September 30:

	2018	2017
Cash and cash equivalents	$86	$93
Restricted funds	29	28
Restricted funds included in other long-term assets	1	1
Cash and cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$116	$122
Reclassifications
Certain reclassifications have been made to prior periods in the accompanying Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue From Contracts With Customers, and all related amendments (collectively, “ASC 606” or the “standard”), using the modified retrospective approach, applied to contracts which were not completed as of January 1, 2018. Under this approach, periods prior to the adoption date have not been restated and continue to be reported under the accounting standards in effect for those periods. The Company’s revenue associated with alternative revenue programs and lease contracts is outside the scope of ASC 606 and accounted for under other existing GAAP.
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
The Company’s revenues from contracts with customers are discussed below. Customer payments for contracts are generally due within 30 days of billing and none of the contracts with customers have payment terms that exceed one year; therefore, the Company elected to apply the significant financing component practical expedient and no amount of consideration has been allocated as a financing component. See Note 15—Segment Information for further discussion of the Company’s operating segments.
Regulated Businesses Revenue
Revenue from the Company’s Regulated Businesses is generated primarily from water and wastewater services delivered to customers. These contracts contain a single performance obligation, the delivery of water and wastewater services, as the promise to transfer the individual good or service is not separately identifiable from other promises within the contracts and, therefore, is not distinct. Revenues are recognized over time, as services are provided. There are generally no significant financing components or variable consideration. Revenues include amounts billed to customers on a cycle basis, and unbilled amounts calculated based on estimated usage from the date of the meter reading associated with the latest customer bill, to the end of the accounting period. The amounts that the Company has a right to invoice are determined by each customer’s actual usage, an indicator that the invoice amount corresponds directly to the value transferred to the customer. The Company elected to use the right to invoice and the disclosure of remaining performance obligations practical expedients for these revenues.
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

The Company’s Market-Based Businesses also have long-term, fixed fee contracts to operate and maintain water and wastewater facilities with the U.S. government on various military bases and facilities owned by municipal and industrial customers, as well as shorter-term contracts that provide water management solutions for shale natural gas companies and customers in the water services market. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. The Company elected to use the significant financing component practical expedient for these contract revenues. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues, and are recognized in the period in which revisions are determined.
Disaggregated Revenues
The following table summarizes the Company’s operating revenues disaggregated for the three months ended September 30, 2018:

(In millions)	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$475	$7	$482
Commercial	180	3	183
Industrial	40	—	40
Public and other	86	2	88
Total water services	781	12	793
Wastewater services:
Residential	29	—	29
Commercial	8	—	8
Industrial	3	—	3
Public and other	1	—	1
Total wastewater services	41	—	41
Miscellaneous utility charges	13	—	13
Alternative revenue programs	—	8	8
Lease contract revenue	—	2	2
Total Regulated Businesses	835	22	857
Market-Based Businesses	125	—	125
Other	(5)	(1)	(6)
Total operating revenues	$955	$21	$976

(a)
Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent which are outside the scope of ASC 606 and accounted for under other existing GAAP.

The following table summarizes of the Company’s operating revenues disaggregated for the nine months ended September 30, 2018:

(In millions)	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,253	$7	$1,260
Commercial	465	3	468
Industrial	105	—	105
Public and other	251	2	253
Total water services	2,074	12	2,086
Wastewater services:
Residential	83	—	83
Commercial	22	—	22
Industrial	10	—	10
Public and other	2	—	2
Total wastewater services	117	—	117
Miscellaneous utility charges	36	—	36
Alternative revenue programs	—	22	22
Lease contract revenue	—	6	6
Total Regulated Businesses	2,227	40	2,267
Market-Based Businesses	339	—	339
Other	(14)	(2)	(16)
Total operating revenues	$2,552	$38	$2,590

(a)
Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent which are outside the scope of ASC 606 and accounted for under other existing GAAP.

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s Market-Based Businesses, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition, and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts and home warranty protection program contracts, and are recognized as revenue when the associated performance obligations are satisfied. Contract assets are included in unbilled revenues and contract liabilities are included in other current liabilities on the Consolidated Balance Sheets as of September 30, 2018.

The following table summarizes the changes in contract assets and liabilities for the nine months ended September 30, 2018:

(In millions)
Contract assets:
Balance at January 1, 2018	$35
Additions	20
Transfers to accounts receivable, net	(38)
Balance at September 30, 2018	$17

Contract liabilities:
Balance at January 1, 2018	$25
Additions	49
Transfers to operating revenues	(45)
Balance at September 30, 2018	$29
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. As of September 30, 2018, the Company’s operation and maintenance and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military bases expire between 2051 and 2068 and have RPOs of $4.4 billion as of September 30, 2018, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2018 and 2038 and have RPOs of $612 million as of September 30, 2018, as measured by estimated remaining contract revenue. Approximately $61 million of RPOs were eliminated in conjunction with the sale of 20 of the Company’s Contract Services Group’s contracts to subsidiaries of Veolia Environnement S.A. See Note 4—Acquisitions and Divestitures for further discussion of this transaction.
Note 4: Acquisitions and Divestitures
Regulated Acquisitions
During the nine months ended September 30, 2018, the Company closed on seven acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $18 million. Assets acquired in these acquisitions, principally utility plant, totaled $19 million. Liabilities assumed, primarily contributions in aid of construction, totaled $1 million.
Market-Based Businesses Acquisitions
Pivotal Home Solutions Acquisition
On June 4, 2018, the Company, through its subsidiary American Water Enterprises, LLC, completed the acquisition of Pivotal Home Solutions (“Pivotal”) for a total purchase price of $365 million, net of cash received and including $9 million in working capital. Pivotal is headquartered in Naperville, Illinois, and is a provider of home warranty protection products and services, operating in 18 states, with approximately 1.2 million customer contracts at the time of acquisition. Pivotal is complementary to the Company’s Homeowner Services Group product offerings, and enhances its presence in the home warranty solutions markets through utility partnerships. The results of Pivotal have been consolidated into the Homeowner Services Group non-reportable operating segment.
This acquisition was funded through the issuance of common stock, as described below, and from borrowings through the Company’s commercial paper program, which were subsequently refinanced with the issuance of long-term debt during the third quarter of 2018. This acquisition is being accounted for as a business combination which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their fair values at the acquisition date. The purchase price allocation is based upon preliminary information and is subject to change upon the completion of formal valuations and other reviews and assessments, which will occur no later than one year after the acquisition date.

The following table provides the preliminary purchase price allocation for the Pivotal acquisition as of June 4, 2018, and the adjustments that have been made through September 30, 2018:

	June 4, 2018 (as initially reported)	Measurement Period Adjustments	June 4, 2018 (as adjusted)
Identifiable assets:
Accounts receivable	$23	$(1)	$22
Other current assets	1	1	2
Property, plant and equipment	21	1	22
Intangible assets	96	(4)	92
Total identifiable assets	141	(3)	138
Liabilities assumed:
Accounts payable and accrued liabilities	(5)	—	(5)
Other current liabilities	(14)	2	(12)
Long-term liabilities	(1)	—	(1)
Total liabilities assumed	(20)	2	(18)
Net identifiable assets acquired	121	(1)	120
Goodwill	242	3	245
Net assets acquired	$363	$2	$365
Customer relationships, which comprise the majority of the preliminary intangible assets balance, are amortized based on historical attrition rates over their estimated useful lives of up to 21 years, with a weighted average life of approximately six years, as the assets are expected to contribute to the cash flows of the Company. The remaining intangible assets are amortized over their expected benefit periods of up to six years, with a weighted average life of approximately three years. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized, and represents the expected revenue and cost synergies of the combined business and assembled workforce of Pivotal. The goodwill is included in the Company’s Homeowner Services Group reporting unit, within the Market-Based Businesses, and is deductible for income tax purposes.
Pivotal’s revenue and net income included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2018, did not have a material impact on the overall consolidated results of operations of the Company.
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
On May 30, 2018, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of Exeter Township, Pennsylvania for approximately $96 million. This system currently serves nearly 9,000 customers, and the Company is expecting to close this acquisition during the second quarter of 2019, pending regulatory approval.

Divestitures
On July 5, 2018, the Company entered into an agreement for the sale of the majority of its Contract Services Group to subsidiaries of Veolia Environnement S.A. for $27 million. The Company closed on the sale of 20 of the 22 contracts associated with this agreement during the third quarter of 2018, and expects to close on the remaining two contracts, subject to customer consents, by the end of 2018. As part of the sale, the Company recognized a pre-tax gain of $14 million for the three and nine months ended September 30, 2018.
Note 5: Regulatory Liabilities
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018. During the nine months ended September 30, 2018, the Company’s 14 regulatory jurisdictions began to consider the impacts of the TCJA. The Company has adjusted customer rates to reflect the lower income tax rate in eight states. In one state, a portion of the tax savings is being used to offset additional capital investment and to reduce certain regulatory assets. One additional state is using a portion of the tax savings to reduce certain regulatory assets. Proceedings in the other five jurisdictions remain pending. With respect to excess accumulated deferred income taxes, regulators in five states have agreed with the Company’s overall timeline of passing the excess back to customers beginning no earlier than 2019, when the Company is able to produce the normalization schedule using the average rate assumption method. In one of those states we entered into a stipulated settlement that, if approved, would authorize the amortization of the re-measured deferred income taxes to offset future infrastructure investments.
The Company generally expects its regulated customers to benefit from the tax savings resulting from the TCJA. As a result, the Company has recorded a $55 million reserve on revenue during the nine months ended September 30, 2018, for the estimated tax savings resulting from the TCJA, with a corresponding regulatory liability, of which the current portion is $22 million (recorded in Other Current Liabilities), and the long-term portion is $33 million (recorded in regulatory liabilities). We cannot predict how each jurisdiction may calculate the amount of credits due to customers. If any of the Company’s regulatory jurisdictions determines the credits due to customers are higher than the expected reduction to income tax expense, this would result in an adverse impact to results of operations and cash flows.
Other Postretirement Benefit Plan Remeasurement
On August 31, 2018, the other postretirement benefit plan was remeasured to reflect an announced plan amendment which changed benefits for certain union and non-union plan participants. As a result of the remeasurement, the Company recorded a $227 million reduction to the net accumulated postretirement benefit obligation, with a corresponding regulatory liability. See Note 11—Pension and Other Post-Retirement Benefits for further discussion.
Note 6: Goodwill and Other Intangible Assets
The following table summarizes changes in the carrying amount of goodwill for the nine months ended September 30, 2018:

	Regulated Businesses		Market-Based Businesses		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance as of December 31, 2017	$3,492	$(2,332)	$327	$(108)	$3,819	$(2,440)	$1,379
Goodwill from acquisitions	—	—	245	—	245	—	245
Goodwill impairment charge	—	—	—	(53)	—	(53)	(53)
Balance as of September 30, 2018	$3,492	$(2,332)	$572	$(161)	$4,064	$(2,493)	$1,571
During the nine months ended September 30, 2018, the Company recorded goodwill of $245 million as part of the acquisition of Pivotal. Goodwill acquired from this acquisition was allocated to the Homeowner Services Group reporting unit, within the Market-Based Businesses. See Note 4—Acquisitions and Divestitures for further discussion.
The Company allocates goodwill at the reporting unit level and evaluates goodwill for impairment on an annual basis, as of November 30, or on an interim basis, if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying value. As a result of operational and financial challenges encountered in the construction business of Keystone Clearwater Solutions, LLC (“Keystone”), the Company substantially exited this business line during the third quarter of 2018. This action, along with the exit of the water trucking business line during the first half of 2018, narrowed the scope of the Keystone business going forward, focusing solely on providing water transfer services.

Based on the factors discussed above, the Company concluded there were indicators that the Keystone reporting unit may be impaired. Accordingly, impairment testing was performed as part of the preparation of the Company’s Consolidated Financial Statements, resulting in an aggregate, non-cash, pre-tax impairment charge of $57 million, of which, $54 million was attributable to the Company, after adjustment for noncontrolling interest.
In terms of the process followed for the impairment, the Company first completed an impairment test of the Keystone reporting unit’s customer relationship intangible asset at September 30, 2018. The results of this impairment test showed that the fair value of the intangible asset was lower than its carrying value, resulting in a non-cash, pre-tax impairment charge of $4 million, which is recorded in Impairment charge on the Consolidated Statement of Operations for the three and nine months ended September 30, 2018.
The Company then completed an interim goodwill impairment test for the Keystone reporting unit at September 30, 2018. The results of this impairment test showed the fair value of the Keystone reporting unit was lower than its carrying value, resulting in a non-cash, pre-tax impairment charge of $53 million, which is recorded in Impairment charge on the Consolidated Statement of Operations for the three and nine months ended September 30, 2018. The Company estimated the fair value of the Keystone reporting unit using an income approach valuation technique which estimates the amount and timing of future discounted cash flows from operations of the Keystone reporting unit, relying on multiple projected scenarios. Significant assumptions used in estimating the fair value included, but was not limited to, forecasts of future operating results, including revenue per well, well completions and gross profit margin; capital expenditures; tax rates; working capital; weighted average cost of capital; and long-term growth rates. See Note 14—Fair Value of Financial Assets and Liabilities for further discussion.
Note 7: Stockholders' Equity
Accumulated Other Comprehensive Loss
The following table presents changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2018 and 2017, respectively:

	Defined Benefit Plans			Foreign Currency Translation	Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial (Gain) Loss
Beginning balance as of December 31, 2017	$(140)	$1	$49	$1	$10	$(79)
Other comprehensive income before reclassifications	—	—	—	—	13	13
Amounts reclassified from accumulated other comprehensive loss	—	—	6	—	—	6
Net other comprehensive income	—	—	6	—	13	19
Ending balance as of September 30, 2018	$(140)	$1	$55	$1	$23	$(60)

Beginning balance as of December 31, 2016	$(147)	$1	$42	$2	$16	$(86)
Other comprehensive loss before reclassifications	—	—	—	(1)	(5)	(6)
Amounts reclassified from accumulated other comprehensive loss	—	—	5	—	—	5
Net other comprehensive income (loss)	—	—	5	(1)	(5)	(1)
Ending balance as of September 30, 2017	$(147)	$1	$47	$1	$11	$(87)
The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs have been capitalized as a regulatory asset. These accumulated other comprehensive income loss components are included in the computation of net periodic pension cost. See Note 11—Pension and Other Post-Retirement Benefits for further discussion.
The amortization of the gain on cash flow hedges is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.

Anti-dilutive Stock Repurchase Program
During the nine months ended September 30, 2018, the Company repurchased 0.6 million shares of common stock in the open market at an aggregate cost of $45 million under the anti-dilutive stock repurchase program authorized by the Company’s Board of Directors in 2015. As of September 30, 2018, there were 5.5 million shares of common stock available for repurchase under the program.
Equity Forward Transaction
See Note 4—Acquisitions and Divestitures for discussion relating to the forward sale agreements entered into by the Company on April 11, 2018, and the subsequent settlement of these agreements on June 7, 2018.
Note 8: Long-Term Debt
The following long-term debt was issued during the nine months ended September 30, 2018:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Senior Notes—fixed rate	3.75%-4.20%	2028-2048	$1,325
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate (a)	0.00%-5.00%	2020-2048	30
Total issuances				$1,355

(a)	Approximately $26 million of this debt relates to the New Jersey Environmental Infrastructure Financing Program.
The following long-term debt was retired through sinking fund provisions, optional redemptions or payment at maturity during the nine months ended September 30, 2018:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Senior Notes—fixed rate	5.62%-6.25%	2018-2022	$310
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.40%	2018-2047	15
Other American Water subsidiaries	Mortgage bonds—fixed rate	9.13%	2021	1
Other American Water subsidiaries	Term Loan	4.83%-5.69%	2021	2
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$330
On August 9, 2018, American Water Capital Corp. (“AWCC”) completed a $1.325 billion debt offering which included the sale of $625 million aggregate principal amount of its 3.75% Senior Notes due in 2028, and $700 million aggregate principal amount of its 4.20% Senior Notes due in 2048. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1.3 billion. AWCC used proceeds from the offering to: (i) lend funds to American Water and its regulated operating subsidiaries; (ii) repay $191 million principal amount of AWCC’s 5.62% Senior Notes due 2018 upon maturity on December 21, 2018; (iii) prepay $100 million aggregate principal amount of AWCC’s outstanding 5.62% Series E Senior Notes due March 29, 2019 (the “Series E Notes”) and $100 million aggregate principal amount of AWCC’s outstanding 5.77% Series F Senior Notes due March 29, 2022 (the “Series F Notes”, and, together with the Series E Notes, the “Series Notes”); and (iv) repay AWCC’s commercial paper obligations and for general corporate purposes.
As a result of AWCC’s prepayment of the Series Notes, a make-whole premium of $10 million was paid to the holders thereof on September 11, 2018. Substantially all of the early debt extinguishment costs were allocable to the Company’s utility subsidiaries and recorded as regulatory assets, as the Company believes they are probable of recovery in future rates.
On August 6, 2018, the Company terminated four forward starting swap agreements with an aggregate notional amount of $400 million, realizing a net gain of $9 million, to be amortized through interest, net over 10 and 30 year periods, in correlation with the terms of the new debt issued on August 9, 2018.

On August 17, 2018, the Company entered into two forward starting swap agreements, each with a notional amount of $80 million, to reduce interest rate exposure on debt expected to be issued in 2019. These forward starting swap agreements terminate in August 2019, and have an average fixed rate of 2.98%. On October 11, 2018, the Company entered into two additional forward starting swap agreements, each with a notional amount of $100 million, to reduce interest rate exposure on debt expected to be issued in 2019. These forward starting swap agreements terminate in December 2019, and have an average fixed rate of 3.31%. The Company has designated these forward starting swap agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $5 million. The Company has designated these interest rate swaps as economic hedges, accounted for at fair value with gains or losses deferred as a regulatory asset or regulatory liability. The net gain recognized by the Company for the three and nine months ended September 30, 2018 and 2017 was de minimis.
No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2018 and 2017.
The following table provides a summary of the gross fair value for the Company’s derivative assets and liabilities, as well as the location of the asset and liability balances on the Consolidated Balance Sheets:

Derivative Instruments	Derivative Designation	Balance Sheet Classification	September 30, 2018	December 31, 2017
Asset derivative:
Forward starting swaps	Cash flow hedge	Other current assets	$5	$—
Liability derivative:
Forward starting swaps	Cash flow hedge	Other current liabilities	$—	$3
Note 9: Short-Term Debt
On March 21, 2018, AWCC and certain lenders amended and restated the credit agreement with respect to AWCC’s revolving credit facility to increase the maximum commitments under the facility from $1.75 billion to $2.25 billion, and to extend the expiration date of the facility from June 2020 to March 2023. The facility is used principally to support AWCC’s commercial paper program and to provide a sub-limit of up to $150 million for letters of credit. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million, and to request extensions of its expiration date for up to two one-year periods. As of September 30, 2018, AWCC had no outstanding borrowings and $88 million of outstanding letters of credit under the revolving credit facility, with $2.16 billion available to fulfill our short-term liquidity needs and to issue letters of credit. The financial covenants with respect to the facility remained unchanged from the credit agreement in effect on December 31, 2017.
On March 21, 2018, AWCC increased the maximum aggregate principal amount of borrowings authorized for issuance under its commercial paper program from $1.60 billion to $2.10 billion. As of September 30, 2018, AWCC had $564 million in commercial paper outstanding. The weighted-average interest rate on AWCC short-term borrowings was approximately 2.39% and 1.38% for the three months ended September 30, 2018 and 2017 respectively, and approximately 2.22% and 1.19% for the nine months ended September 30, 2018 and 2017, respectively.
Note 10: Income Taxes
The Company’s effective income tax rate was 27.5% and 40.3% for the three months ended September 30, 2018 and 2017, respectively, and 26.6% and 39.9% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the Company’s effective income tax rate primarily resulted from the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, from the enactment of the TCJA. There were no significant adjustments recorded during the nine months ended September 30, 2018 pursuant to Staff Accounting Bulletin 118.

Note 11: Pension and Other Post-Retirement Benefits
The following table provides the components of net periodic benefit (credit) costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic pension benefit cost:
Service cost	$8	$8	$25	$25
Interest cost	19	20	57	60
Expected return on plan assets	(24)	(23)	(73)	(70)
Amortization of actuarial loss	6	9	20	27
Net periodic pension benefit cost	$9	$14	$29	$42

Components of net periodic other post-retirement benefit (credit) cost:
Service cost	$2	$3	$7	$8
Interest cost	5	7	16	20
Expected return on plan assets	(7)	(7)	(20)	(20)
Amortization of prior service credit	(7)	(5)	(16)	(14)
Amortization of actuarial loss	1	3	3	8
Net periodic other post-retirement benefit (credit) cost	$(6)	$1	$(10)	$2
The Company made a contribution of $11 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2018, and made contributions of $11 million and $31 million for the three and nine months ended September 30, 2017, respectively. In addition, the Company made no contributions for the funding of its other post-retirement plans for the three and nine months ended September 30, 2018, and made contributions of $2 million and $5 million for the three and nine months ended September 30, 2017, respectively. The Company expects to make pension contributions to the plan trusts of up to $11 million during the remainder of 2018.
On August 31, 2018, the other postretirement benefit plan was remeasured to reflect an announced plan amendment which changed benefits for certain union and non-union plan participants. The remeasurement included a $175 million reduction in future benefits payable to plan participants, and resulted in a $227 million reduction to the net accumulated postretirement benefit obligation. The plan amendment will be amortized over 10.2 years, the average future working lifetime to full eligibility age for all plan participants. The following table provides the significant assumptions related to the Company’s other postretirement benefit plan:

	September 30, 2018	December 31, 2017
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.23%	3.73%
Expected return on plan assets	4.77%	4.77%
Medical trend	graded from 7.00% in 2018 to 4.50% in 2026+	graded from 7.00% in 2018 to 4.50% in 2026+
Note 12: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of September 30, 2018, the Company has accrued approximately $55 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $25 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 12—Commitments and Contingencies, will not have a material adverse effect on the Company.

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
In June 2018, the Company and its remaining non-participating general liability insurance carrier settled for a payment to the Company of $20 million, out of a maximum of $25 million in potential coverage under the terms of the relevant policy, in exchange for a full release by the American Water Defendants of all claims against the insurance carrier related to the Freedom Industries chemical spill.
As a result, the aggregate pre-tax amount to be contributed by WVAWC of the $126 million Settlement with respect to the Company, net of insurance recoveries, is $23 million. As of September 30, 2018, $40 million of the aggregate settlement amount of $126 million, reflecting payments made by the Company under the terms of the Settlement, is reflected in Accrued Liabilities, and the offsetting insurance receivables are reflected in Other Current Assets on the Consolidated Balance Sheet. The Company has funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
Other Related Proceedings
On March 16, 2017, the Lincoln County (West Virginia) Commission (the “LCC”) passed a county ordinance entitled the “Lincoln County, WV Comprehensive Public Nuisance Investigation and Abatement Ordinance.” The ordinance establishes a mechanism that Lincoln County believes will allow it to pursue criminal or civil proceedings for the “public nuisance” it alleges was caused by the Freedom Industries chemical spill. On April 20, 2017, the LCC filed a civil complaint in Lincoln County circuit court against WVAWC and certain other defendants not affiliated with the Company, alleging that the Freedom Industries chemical spill caused a public nuisance in Lincoln County. The complaint seeks an injunction against WVAWC that would require the creation of various databases and public repositories of documents related to the Freedom Industries chemical spill, as well as further study and risk assessments regarding the alleged exposure of Lincoln County residents to the released chemicals. On June 12, 2017, the West Virginia Mass Litigation Panel entered an order granting a motion to transfer this case to its jurisdiction and stayed the case consistent with the existing stay order. The LCC has elected to opt out of the Settlement. On January 26, 2018, the LCC filed a motion seeking to lift the stay imposed by the Mass Litigation Panel. On March 5, 2018, this motion was denied. On July 31, 2018, WVAWC filed a motion to dismiss the LCC’s complaint. On September 21, 2018, the Mass Litigation Panel heard arguments on this motion. This motion remains pending. WVAWC believes that this lawsuit is without merit and intends to vigorously contest the claims and allegations raised in the complaint.
On September 28, 2018, the Mass Litigation Panel entered an order dismissing all of its pending cases except for two, one of which was the LCC’s complaint discussed above.
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
On October 12, 2017, WVAWC filed with the court a motion seeking to dismiss all of the plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserted that the Public Service Commission of West Virginia, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. On May 30, 2018, the court, at a hearing, denied WVAWC’s motion to apply the primary jurisdiction doctrine, and on October 11, 2018, the court issued a written order to that effect. The court will issue a written order on the motion to dismiss, and has set a trial date of August 26, 2019.
The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint. WVAWC is vigorously defending itself against these allegations. Given the current stage of this proceeding, the Company cannot reasonably estimate the amount of any reasonably possible losses or a range of such losses related to this proceeding.
Note 13: Earnings per Common Share
The following table is a reconciliation of the numerator and denominator for basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common stockholders	$187	$203	$455	$427

Denominator:
Weighted-average common shares outstanding—Basic	181	178	179	178
Effect of dilutive common stock equivalents	—	1	1	1
Weighted-average common shares outstanding—Diluted	181	179	180	179
The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units and performance stock units granted under the 2007 and 2017 Omnibus Equity Compensation Plans, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2018 and 2017 because their effect would have been anti-dilutive under the treasury stock method.
Equity Forward Transaction and Common Stock Issuance
See Note 4—Acquisitions and Divestitures for discussion regarding the forward sale agreements entered into by the Company on April 11, 2018, and the physical settlement of these agreements on June 7, 2018.
Note 14: Fair Value of Financial Assets and Liabilities
Fair Values of Financial Instruments
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
The following table presents the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to the Company’s interest rate swap fair value hedge (which is classified as Level 2 in the fair value hierarchy), and the fair values of the financial instruments:

	Carrying Amount	At Fair Value as of September 30, 2018
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$9	$—	$—	$11	$11
Long-term debt (excluding capital lease obligations)	7,831	5,798	624	1,703	8,125

	Carrying Amount	At Fair Value as of December 31, 2017
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$10	$—	$—	$14	$14
Long-term debt (excluding capital lease obligations)	6,809	4,846	976	1,821	7,643
Recurring Fair Value Measurements
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2018 and December 31, 2017, respectively:

	At Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$31	$—	$—	$31
Rabbi trust investments	16	—	—	16
Deposits	3	—	—	3
Mark-to-market derivative assets	—	5	—	5
Other investments	6	—	—	6
Total assets	56	5	—	61

Liabilities:
Deferred compensation obligations	18	—	—	18
Mark-to-market derivative liabilities	—	—		—
Total liabilities	18	—	—	18
Total net assets (liabilities)	$38	$5	$—	$43

	At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$28	$—	$—	$28
Rabbi trust investments	15	—	—	15
Deposits	4	—	—	4
Other investments	3	—	—	3
Total assets	50	—	—	50

Liabilities:
Deferred compensation obligations	17	—	—	17
Mark-to-market derivative liabilities	—	3	—	3
Total liabilities	17	3	—	20
Total net assets (liabilities)	$33	$(3)	$—	$30
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations, maintenance and repair projects. Long-term restricted funds of $1 million and $1 million were included in other long-term assets as of September 30, 2018 and December 31, 2017, respectively.
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

Nonrecurring Fair Value Measurements
The following table presents assets measured and recorded at fair value on a nonrecurring basis and their level within the fair value hierarchy as of September 30, 2018:

	At Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total	Total Impairment Expense for the Nine Months Ended September 30, 2018
Assets:
Keystone goodwill (a)	$—	$—	$38	$38	$53
Keystone intangible asset (a)	—	—	3	3	4
Total	$—	$—	$41	$41	$57

(a)
As of December 31, 2017, Keystone’s goodwill balance was $91 million and its intangible asset balance was $8 million. Subsequent to the impairment charge recorded in the third quarter of 2018, Keystone’s goodwill and intangible asset balances were $38 million and $3 million, respectively, as of September 30, 2018.

The Company’s estimation of the fair value of the Keystone reporting unit as part of evaluating its goodwill and intangible asset for impairment represents a Level 3 fair value measurement, due to the use of internal projections and unobservable measurement inputs. See Note 6—Goodwill and Other Intangible Assets for further discussion.
Note 15: Segment Information
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

	As of or for the Three Months Ended September 30, 2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$857	$125	$(6)	$976
Depreciation and amortization	128	9	4	141
Impairment charge	—	57	—	57
Total operating expenses, net	505	139	(3)	641
Interest, net	(71)	—	(18)	(89)
Income before income taxes	288	(14)	(19)	255
Provision for income taxes	76	(5)	(1)	70
Net income attributable to common stockholders	213	(7)	(19)	187
Total assets	18,415	973	1,492	20,880
Capital expenditures	373	2	22	397

	As of or for the Three Months Ended September 30, 2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$842	$100	$(6)	$936
Depreciation and amortization	121	5	2	128
Total operating expenses, net	429	80	(5)	504
Interest, net	(67)	1	(23)	(89)
Income before income taxes	347	21	(28)	340
Provision for income taxes	135	7	(5)	137
Net income attributable to common stockholders	212	14	(23)	203
Total assets	17,390	600	1,371	19,361
Capital expenditures	336	3	23	362

	As of or for the Nine Months Ended September 30, 2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,267	$339	$(16)	$2,590
Depreciation and amortization	373	20	11	404
Impairment charge	—	57	—	57
Total operating expenses, net	1,420	323	(7)	1,736
Interest, net	(209)	3	(53)	(259)
Income before income taxes	656	20	(59)	617
Provision for income taxes	173	4	(13)	164
Net income attributable to common stockholders	484	18	(47)	455
Total assets	18,415	973	1,492	20,880
Capital expenditures	1,050	9	77	1,136

	As of or for the Nine Months Ended September 30, 2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,247	$306	$(17)	$2,536
Depreciation and amortization	357	13	8	378
Total operating expenses, net	1,315	263	(14)	1,564
Interest, net	(200)	2	(61)	(259)
Income before income taxes	731	46	(66)	711
Provision for income taxes	285	17	(18)	284
Net income attributable to common stockholders	446	29	(48)	427
Total assets	17,390	600	1,371	19,361
Capital expenditures	878	7	79	964
Note 16: Subsequent Events
On October 10, 2018, pursuant to the exercise of a put option by the minority owner, the Company acquired an additional 3% membership interest in Water Solutions Holdings, LLC, which includes Keystone, its wholly owned subsidiary, bringing the Company’s interest to 98%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and in our Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Forward-Looking Statements,” and elsewhere in this Form 10-Q.
Overview
Through its subsidiaries, American Water Works Company, Inc. is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenue and population served. Our primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as our “Regulated Businesses.” Our utilities are generally subject to economic regulation by certain state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs” or “Regulators”). We also operate several market-based businesses, not subject to economic regulated by PUCs, that provide a broad range of related and complementary water and wastewater services to military bases, municipalities and shale natural gas exploration and production companies, as well as residential, commercial and industrial customers. Individually, these four operating segments do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented as our “Market-Based Businesses”. See Part I, Item 1—Business in our Form 10-K for further discussion.
Throughout this Form 10-Q, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.
Quarter Highlights

•
On July 5, 2018, we entered into an agreement for the sale of 22 of our Contract Services Group’s 33 operation and maintenance (“O&M”) contracts to subsidiaries of Veolia Environnement S.A. for $27 million. During the third quarter of 2018, we closed on the sale of 20 of the 22 contracts associated with this agreement, recognizing an after-tax gain of $10 million, or $0.06 per share. We expect to close on the sale of the remaining two contracts, subject to customer consents, by the end of 2018.

•
As a result of operational and financial challenges encountered in the construction business of Keystone Clearwater Solutions, LLC (“Keystone”), the Company decided to exit this business line during the third quarter of 2018. This action, along with the exit of the water trucking business line during the first half of 2018, narrowed the scope of the Keystone business going forward, focusing solely on providing water transfer services. These factors prompted the impairment testing of Keystone’s goodwill and customer relationship intangible asset at September 30, 2018, resulting in a non-cash, after-tax, impairment charge of $40 million, net of noncontrolling interest, or $0.22 per share. See Note 6—Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion.

•
On October 29, 2018, our New Jersey subsidiary received an order on its general rate case filing, authorizing additional annualized revenues of $40 million, effective as of June 15, 2018. The order authorized a 9.6% return on equity and a capital structure of 46% debt and 54% equity. The order also approved the inclusion of $35 million of infrastructure surcharges in base rates and remanded the regulatory treatment of certain acquisition adjustments to a separate proceeding.

•
On October 26, 2018, our West Virginia subsidiary, the staff of the Public Service Commission of West Virginia (“WVPSC”) and the Consumer Advocate Division filed a joint stipulation for the general rate case that would provide for $23 million in additional annualized revenues and keep the current, 9.75% authorized return on equity. The joint stipulation would allow for our West Virginia subsidiary’s excess deferred income tax amortization to be used to offset future infrastructure surcharges, and for the implementation of a customer lead service line replacement program. This joint stipulation is subject to the WVPSC’s approval.

•
Our Military Services Group was awarded a contract for ownership, operation and maintenance of the water and wastewater systems at Fort Leonard Wood in Missouri, effective October 1, 2018. The contract award includes estimated revenues of approximately $591 million over a 50-year period, subject to an annual economic price adjustment.

•
On August 9, 2018, American Water Capital Corp. (“AWCC”), our wholly owned finance subsidiary, completed a $1.325 billion debt offering which included the sale of $625 million aggregate principal amount of its 3.75% Senior Notes due in 2028, and $700 million aggregate principal amount of its 4.20% Senior Notes due in 2048. AWCC used proceeds from the offering to lend funds to American Water and its regulated subsidiaries, to repay various senior notes and commercial paper obligations, and for general corporate purposes. See Note 8—Long-Term Debt in the Notes to the Consolidated Financial Statements for further discussion.

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

Financial Results
The following table provides highlights of our diluted earnings per share and our adjusted diluted earnings per share (a non-GAAP measure) for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted earnings per share (GAAP):
Net income attributable to common stockholders	$1.04	$1.13	$2.53	$2.39
Non-GAAP adjustments:
Gain on sale of portion of Contract Services Group contracts	(0.08)	—	(0.08)	—
Income tax impact	0.02	—	0.02	—
Net non-GAAP adjustment	(0.06)	—	(0.06)	—

Impairment charge	0.31	—	0.31	—
Income tax impact	(0.08)	—	(0.08)	—
Net loss attributable to noncontrolling interest	(0.01)	—	(0.01)	—
Net non-GAAP adjustment	0.22	—	0.22	—

Impact of Freedom Industries settlement activities	—	(0.12)	(0.11)	(0.12)
Income tax impact	—	0.05	0.03	0.05
Net non-GAAP adjustment	—	(0.07)	(0.08)	(0.07)

Early debt extinguishment at the parent company	—	0.03	—	0.03
Income tax impact	—	(0.01)	—	(0.01)
Net non-GAAP adjustment	—	0.02	—	0.02

Total net non-GAAP adjustments	0.16	(0.05)	0.08	(0.05)

Adjusted diluted earnings per share (non-GAAP)	$1.20	$1.08	$2.61	$2.34
For the three months ended September 30, 2018, net income attributable to common stockholders was $1.04 per diluted share, a decrease of $0.09 per diluted share, or 8.0%, as compared to the same period in 2017. Included in the 2018 amount was an after-tax benefit of $10 million, or $0.06 per diluted share, resulting from a gain recognized on the sale of the majority of our Contract Services Group’s O&M contracts to subsidiaries of Veolia Environnement S.A., and an after-tax charge of $40 million, net of noncontrolling interest, or $0.22 per diluted share, resulting from a goodwill and intangible asset impairment charge related to Keystone. Included in the 2017 amount was an after-tax benefit of $13 million, or $0.07 per diluted share, resulting from an insurance settlement with one of our general liability insurance carriers related to the Freedom Industries matter in West Virginia, and an after-tax charge of $4 million, or $0.02 per diluted share, resulting from an early debt extinguishment charge at the parent company.

Adjusted diluted earnings per share (a non-GAAP measure) was $1.20 for the three months ended September 30, 2018, an increase of $0.12 per diluted share, or 11.1%, as compared to the same period in 2017. This increase was primarily due to continued growth in our Regulated Businesses, largely driven by infrastructure investment, acquisitions and organic growth, combined with growth in our Market-Based Businesses, mainly from our Homeowner Services Group, with integration expenses from the acquisition of Pivotal Home Solutions (“Pivotal”) on June 4, 2018, lower than projected during the third quarter.
For the nine months ended September 30, 2018, net income attributable to common stockholders was $2.53 per diluted share, an increase of $0.14 per diluted share, or 5.9%, as compared to the same period in 2017. Included in the 2018 amount was: (i) an after-tax benefit of $10 million, or $0.06 per diluted share, resulting from a gain recognized on the sale of the majority of our Contract Services Group’s O&M contracts to subsidiaries of Veolia Environnement S.A.; (ii) an after-tax charge of $40 million, net of noncontrolling interest, or $0.22 per diluted share, resulting from a goodwill and intangible asset impairment charge related to Keystone; and (iii) an after-tax benefit of $15 million, or $0.08 per diluted share, resulting from an insurance settlement with one of our general liability insurance carriers related to the Freedom Industries matter in West Virginia. Included in the 2017 amount was an after-tax benefit of $13 million, or $0.07 per diluted share, resulting from an insurance settlement with one of our general liability insurance carriers related to the Freedom Industries matter, and an after-tax charge of $4 million, or $0.02 per diluted share, resulting from an early debt extinguishment charge at the parent company.
Adjusted diluted earnings per share (a non-GAAP measure) was $2.61 for the nine months ended September 30, 2018, an increase of $0.27 per diluted share, or 11.5%, as compared to the same period in 2017. This increase was primarily due to continued growth in our Regulated Businesses, largely driven by infrastructure investment, acquisitions and organic growth, combined with growth in our Market-Based Businesses, mainly from our Homeowner Services Group, with integration expenses from the acquisition of Pivotal, lower than projected mainly during the third quarter.
Adjusted diluted earnings per share represents a non-GAAP financial measure and is calculated as GAAP diluted earnings per share, excluding the impact of one or more of the following events: (i) the gain recognized in the third quarter of 2018 on the sale of the majority of our Contract Services Group’s O&M contracts; (ii) a goodwill and intangible asset impairment charge related to narrowing of the scope of the Keystone business in the third quarter of 2018; (iii) the September 2017 and June 2018 insurance settlements related to the Freedom Industries chemical spill in West Virginia; and (iv) the early debt extinguishment charges incurred in September 2017 with respect to the prepayment of debt allocated to the parent company, each as quantified in the table above. We believe that this non-GAAP measure provides investors with useful information by excluding certain matters that may not be indicative of our ongoing operating results, and that providing this non-GAAP measure will allow investors to understand better our businesses’ operating performance and facilitate a meaningful year-to-year comparison of our results of operations. Although management uses this non-GAAP financial measure internally to evaluate our results of operations, we do not intend results excluding the adjustments to represent results as defined by GAAP, and the reader should not consider them as indicators of performance. This non-GAAP financial measure is derived from our consolidated financial information but is not presented in our financial statements prepared in accordance with GAAP, and thus it should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, this non-GAAP financial measure as defined and used above may not be comparable to similarly titled non-GAAP measures used by other companies, and, accordingly, it may have significant limitations on its use.
Focusing on Central Themes
In 2018, our strategy, which is driven by our vision and core values, will continue to be anchored on our five central themes: (i) safety; (ii) customers; (iii) people; (iv) growth; and (v) technology and operational efficiency. We continue to focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our stockholders. Additionally, we continue to execute on our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made during the first nine months of 2018 with respect to growth and improvement in our operational efficiency is described below.
Growth—Infrastructure investments and acquisitions
During the first nine months of 2018, we made capital investments of approximately $1.5 billion, focused in three key areas:

•	$1.1 billion, of which the majority was in our Regulated Businesses for infrastructure improvements;

•	$365 million to acquire Pivotal, as discussed below; and

•	$18 million for acquisitions in our Regulated Businesses, which added approximately 7,600 water and wastewater customers.
For the full year of 2018, our capital investment is expected to be in the range of $2.0 billion to $2.1 billion, which includes the acquisition of Pivotal in the second quarter of 2018.

Our Military Services Group was awarded a contract for ownership, operation and maintenance of the water and wastewater systems at Fort Leonard Wood in Missouri, effective October 1, 2018. Designated as the U.S. Army’s Maneuver Support Center of Excellence and the home to three U.S. Army schools, Fort Leonard Wood directly and indirectly supports 36,400 jobs across the state of Missouri. The contract award includes estimated revenues of approximately $591 million over a 50-year period, subject to an annual economic price adjustment.
In the course of pursuing our long-term strategy and growth initiatives for our Market-Based Businesses, on July 5, 2018, we entered into an agreement for the sale of 22 of our Contract Services Group’s 33 O&M contracts to subsidiaries of Veolia Environnement S.A. for $27 million. We closed on the sale of 20 of the 22 contracts during the third quarter of 2018, and expect to close on the sale of the remaining two contracts associated with this agreement, subject to customer consents, by the end of 2018. We will retain four of our Contract Services Group’s O&M contracts due to their proximity to our existing service areas, and expect the majority of the remaining contracts to be sold to other parties or expire within the next twelve months.
On June 4, 2018, American Water Enterprises, LLC, a wholly owned subsidiary of the Company, completed the acquisition of Pivotal for a purchase price of $365 million, including $9 million in working capital. Headquartered in Naperville, Illinois, Pivotal is a leading provider of home warranty protection products and services for gas, electric and other service lines inside and around a home, heating and cooling systems, and home appliances, operating in 18 states, with approximately 1.2 million customer contracts at the time of acquisition. Pivotal joins our Homeowner Services Group which provides similar home warranty protection products and services, primarily for external water and sewer lines. This transaction was financed with approximately 50% debt and 50% equity, and included the Company’s election to physically settle the equity forward sale agreements entered into on April 11, 2018. See Note 4—Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for further discussion.
On May 30, 2018, our Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of Exeter Township, Pennsylvania, for approximately $96 million. This system currently serves approximately 9,000 customers and we are expecting to close this acquisition during the second quarter of 2019, pending regulatory approval.
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
Technology & Operational Efficiency—Continued improvement in our Regulated Businesses’ adjusted O&M efficiency ratio
Our adjusted O&M efficiency ratio, which we use as a measure of our operating performance, was 35.7% for the twelve months ended September 30, 2018, as compared to 35.9% for the twelve months ended September 30, 2017, with all periods prior to January 1, 2018, presented on a pro forma basis to include the estimated impact of the TCJA on operating revenues. The improvement in this ratio was primarily attributable to an increase in operating revenue in our Regulated Businesses.
Our adjusted O&M efficiency ratio is defined as the operation and maintenance expenses from our Regulated Businesses, divided by the pro forma operating revenues from our Regulated Businesses, where both operation and maintenance expenses and pro forma operating revenues were adjusted to eliminate purchased water expense. Additionally, from operation and maintenance expenses, we excluded the allocable portion of non-operation and maintenance support services costs, mainly depreciation and general taxes, that are reflected in our Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, are categorized within other line items in the accompanying Consolidated Statements of Operations.
In addition to the adjustments discussed above, for period-to-period comparability purposes, we have presented the estimated impact of the TCJA on operating revenues for our Regulated Businesses on a pro forma basis for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods (see Note 5—Regulatory Liabilities in the Notes to the Consolidated Financial Statements for further discussion). We also excluded from operation and maintenance expenses the impact of certain Freedom Industries chemical spill settlement activities recognized in 2017 and 2018. We excluded the items discussed above from the calculation as we believe such items are not reflective of management’s ability to increase the efficiency of our Regulated Businesses.
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

The following table provides the calculation of our adjusted O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of our adjusted O&M efficiency ratio:

	For the Twelve Months Ended September 30,
(In millions)	2018	2017
Total operation and maintenance expenses (a)	$1,451	$1,377
Less:
Operation and maintenance expenses—Market-Based Businesses	346	334
Operation and maintenance expenses—Other (a)	(40)	(40)
Total operation and maintenance expenses—Regulated Businesses (a)	1,145	1,083
Less:
Regulated purchased water expenses	134	124
Allocation of non-operation and maintenance expenses	30	29
Impact of Freedom Industries settlement activities (b)	(20)	(22)
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,001	$952

Total operating revenues	$3,410	$3,338
Less:
Pro forma adjustment for impact of the TCJA (c)	40	165
Total pro forma operating revenues	3,370	3,173
Less:
Operating revenues—Market-Based Businesses	455	419
Operating revenues—Other	(22)	(23)
Total pro forma operating revenues—Regulated Businesses	2,937	2,777
Less:
Regulated purchased water revenues (d)	134	124
Adjusted pro forma operating revenues—Regulated Businesses (ii)	$2,803	$2,653

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	35.7%	35.9%

NOTE
The adjusted O&M efficiency ratio previously reported for the twelve months ended September 30, 2017 was 34.2%, which did not include the adjustments for the items discussed in footnotes (a) and (c) below.

(a)
Includes the impact of the Company’s adoption of ASU 2017-07 on January 1, 2018. See Note 2—Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.

(b)	Includes settlements with two of our general liability insurance carriers in connection with the Freedom Industries chemical spill.

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

Regulatory Matters
The following table provides annualized incremental revenues resulting from rate authorizations that became effective during the three and nine months ended September 30, 2018, for general rate cases and infrastructure surcharges, assuming a constant water sales volume:

(In millions)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
General rate cases by state:
Missouri (effective May 28, 2018)	$—	$33
New York (effective April 1, 2018)	—	5
Pennsylvania (effective January 1, 2018)	—	62
Total general rate cases	$—	$100

Infrastructure surcharges by state:
Tennessee (effective April 10, 2018)	$—	$1
Indiana (effective March 14, 2018)	—	7
Virginia (effective March 1, 2018)	—	1
Illinois (effective January 1, 2018)	—	3
West Virginia (effective January 1, 2018)	—	3
Total infrastructure surcharges	$—	$15
On October 29, 2018, our New Jersey subsidiary received an order approving the settlement on its general rate case filing, authorizing additional annualized revenues of $40 million, effective as of June 15, 2018. The order included an authorized return on equity of 9.6% and a capital structure of 46% debt and 54% equity. The order approved the inclusion of $35 million of infrastructure surcharges in base rates and reset the Distribution System Investment Charge (“DSIC”) mechanism back to zero. Also, the regulatory treatment of certain acquisition adjustments was remanded to the Office of Administrative Law for a separate proceeding, with resolution anticipated in the first quarter of 2019. As part of the order, our New Jersey customers will receive refunds for the amount of provisional rates implemented as of June 15, 2018 and collected that exceeds the final rate increase, plus interest.
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
Pending General Rate Case and Infrastructure Surcharge Filings
On October 26, 2018, our West Virginia subsidiary, the staff of the WVPSC and the Consumer Advocate Division filed a joint stipulation with the WVPSC with respect to our West Virginia subsidiary’s general rate case and infrastructure surcharge filings. The joint stipulation would provide for $23 million in additional annualized revenues, based on a return on equity of 9.75%, including $4 million in base rates from 2017 and 2018 infrastructure surcharges. In addition, the joint stipulation agrees to offset the as-filed infrastructure surcharge revenue request for 2019 with our West Virginia subsidiary’s amortization of excess deferred income taxes. The joint stipulation would also implement a customer lead service line replacement program, with recovery through an infrastructure surcharge. This joint stipulation is subject to the WVPSC’s approval.
On September 14, 2018, our Indiana subsidiary filed a general rate case requesting $18 million and $21 million in additional annualized revenues in 2019 and 2020, respectively.
On August 20, 2018 our Missouri subsidiary filed for infrastructure surcharges requesting $7 million in additional annualized revenues.
On June 28, 2018, our Maryland subsidiary filed a general rate case requesting $2 million in additional annualized revenues.
Our California subsidiary filed a general rate case requesting $19 million in additional annualized revenues for 2018, and increases of $9 million and $8 million in the escalation year of 2019 and the attrition year of 2020, respectively. These requests have been adjusted to reflect the reduction in the federal corporate income tax rate resulting from the TCJA and the impact of the recently approved cost of capital decision, as discussed above.

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
During the nine months ended September 30, 2018, our 14 regulatory jurisdictions began to consider the impacts of the TCJA. The Company has adjusted customer rates to reflect the lower income tax rate in eight states. In one state, a portion of the tax savings is being used to offset additional capital investment and to reduce certain regulatory assets. One additional state is using a portion of the tax savings to reduce certain regulatory assets. Proceedings in the other five jurisdictions remain pending. With respect to excess accumulated deferred income taxes, regulators in five states have agreed with the Company’s overall timeline of passing the excess back to customers beginning no earlier than 2019, when the Company is able to produce the normalization schedule using the average rate assumption method. In one of those states we entered into a stipulated settlement that, if approved, would authorize the amortization of the re-measured deferred income taxes to offset future infrastructure investments.
On March 23, 2018, President Trump signed the Consolidated Appropriations Act of 2018 (the “Bill”). The Bill corrects and clarifies some aspects of the TCJA related to bonus depreciation eligibility. Specifically, property that was acquired, or the construction began prior to September 27, 2017, will be eligible for bonus depreciation. This clarification will allow the Company to benefit from additional bonus depreciation deductions resulting in a slight delay of when the Company expects to become a cash taxpayer for federal income tax purposes. We believe that we will likely begin paying federal income taxes in 2020, when we expect our federal NOL carryforwards will be fully utilized, and expect to be a full cash taxpayer by 2021, although this timing could be impacted by any significant changes in our future results of operations and the outcome of regulatory proceedings regarding the TCJA.
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
The Company performed its annual review of the apportionment rates in all of its unitary filing jurisdictions and implemented changes to reflect considerations for historical results and future business outlooks in each of the jurisdictions. As of September 30, 2018, we recorded a non-cash, cumulative charge to earnings of $3 million, resulting from the legislative changes described above and the adjustments made through various state income tax apportionment rates.

On July 1, 2018, the State of New Jersey enacted legislation that increased the corporate business tax rate from 9.0% to 11.5% for the 2018 and 2019 tax years, and to 10.5% for the 2020 and 2021 tax years. The tax rate will revert back to 9.0% for tax year 2022 and beyond. Additionally, the new legislation states that for the year beginning on and after January 1, 2019, a unitary group will be required to file a combined unitary New Jersey tax return. The legislation allows a deduction over a 10-year period, commencing five years after the enactment of unitary combined reporting, if the combined reporting provisions result in an aggregate increase to the net deferred income tax liability or an aggregated decrease to the net deferred income tax asset. Thus, the deferred income tax liability resulting from the unitary filing requirement would be completely offset by the deferred income tax asset derived from this deduction. There are no underlying impacts to the Company’s earnings as a result of the new filing requirement. On October 4, 2018, New Jersey’s governor signed a technical correction bill into law. The correction bill provides an exclusion for water and wastewater utility companies whose rates are regulated from the combined reporting requirement. The Company’s tax credit granted by the State of New Jersey will not be impacted by the law changes mentioned above.
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

•
In California, Assembly Bill 2179 changed the vote required to allow cities to sell sewer systems to a simple majority as compared to a two-thirds majority, and Assembly Bill 2339 allowed certain cities to sell water systems without an election.

•
House Bill 1782 (known as Act 58 of 2018) in Pennsylvania allows public utilities to implement alternative rates and rate mechanisms in rate base proceedings. These alternative rates and rate mechanisms include, but are not limited to the following: revenue stabilization mechanisms, performance-based rates, formula rates, multi-year rate plans, or a combination of those mechanisms or other mechanisms. Petitions to establish alternative rate mechanisms are subject to PUC review and approval and can only be filed by a utility in a rate base proceeding.

•
On October 23, 2018, President Trump signed America’s Water Infrastructure Act of 2018. The legislation includes policies intended to improve water and wastewater system management and authorization for states to assess options for consolidation for systems that do not comply with the federal Safe Drinking Water Act and its rules and regulations. The legislation increases funding to water system funding programs, including the State Revolving Loan Fund program and the Water Infrastructure Finance and Innovation Act.

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
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against our Illinois subsidiary in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. A jury trial will take place to establish the value of the pipeline. Although the date of this trial has not currently been scheduled, it is likely to commence in the second quarter of 2019.

Consolidated Results of Operations
The following table presents our consolidated results of operations and the ensuing discussions explain the material variances:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(In millions)
Operating revenues	$976	$936	$40	4.3%	$2,590	$2,536	$54	2.1%
Operating expenses:
Operation and maintenance	390	322	68	21.1%	1,085	1,003	82	8.2%
Depreciation and amortization	141	128	13	10.2%	404	378	26	6.9%
General taxes	71	61	10	16.4%	210	192	18	9.4%
Gain on asset dispositions and purchases	(18)	(7)	(11)	157.1%	(20)	(9)	(11)	122.2%
Impairment charge	57	—	57	100.0%	57	—	57	100.0%
Total operating expenses, net	641	504	137	27.2%	1,736	1,564	172	11.0%
Operating income	335	432	(97)	(22.5)%	854	972	(118)	(12.1)%
Other income (expenses):
Interest, net	(89)	(89)	—	—%	(259)	(259)	—	—%
Non-operating benefit costs, net	5	(2)	7	(350.0)%	10	(7)	17	(242.9)%
Loss on extinguishment of debt	(2)	(6)	4	(66.7)%	(2)	(6)	4	(66.7)%
Other, net	6	5	1	20.0%	14	11	3	27.3%
Total other income (expenses)	(80)	(92)	12	(13.0)%	(237)	(261)	24	(9.2)%
Income before income taxes	255	340	(85)	(25.0)%	617	711	(94)	(13.2)%
Provision for income taxes	70	137	(67)	(48.9)%	164	284	(120)	(42.3)%
Consolidated net income	185	203	(18)	(8.9)%	453	427	26	6.1%
Net loss attributable to noncontrolling interest	(2)	—	(2)	(100.0)%	(2)	—	(2)	(100.0)%
Net income attributable to common stockholders	$187	$203	$(16)	(7.9)%	$455	$427	$28	6.6%
Operating Revenues
For the three months ended September 30, 2018, operating revenues increased primarily due to a:

•
$15 million net increase in our Regulated Businesses, including a $55 million increase principally from authorized rate increases, water and wastewater acquisitions, and organic growth, partially offset by a $40 million decrease in revenue from the impacts of the TCJA which have benefited or are expected to benefit our customers; and

•
$25 million net increase in our Market-Based Businesses mainly from our Homeowner Services Group’s acquisition of Pivotal on June 4, 2018, partially offset by the sale of the majority of our Contract Services Group’s O&M contracts to subsidiaries of Veolia Environnement S.A. during the third quarter of 2018, and lower capital upgrades in our Military Services Group.

For the nine months ended September 30, 2018, operating revenues increased primarily due to a:

•
$20 million net increase in our Regulated Businesses, including a $130 million increase principally from authorized rate increases, water and wastewater acquisitions, and organic growth, partially offset by a $110 million decrease in revenue from the impacts of the TCJA which have benefited or are expected to benefit our customers; and

•
$33 million net increase in our Market-Based Businesses mainly from our Homeowner Services Group’s contract growth and the acquisition of Pivotal, and in Keystone from market recovery in the shale natural gas industry, partially offset by the sale and expiration of O&M contracts in our Contract Services Group during 2018, and lower capital upgrades in our Military Services Group.

Operation and Maintenance
For the three months ended September 30, 2018, operation and maintenance expense increased primarily due to a:

•
$56 million increase in our Regulated Businesses primarily from a $22 million benefit recorded in the third quarter of 2017, resulting from an insurance settlement related to the Freedom Industries chemical spill in West Virginia, and increases in purchased water and chemical prices and usage, employee-related costs and contracted services in support of the growth of the businesses and casualty insurance expense; and

•
$12 million net increase in our Market-Based Businesses mainly from our Homeowner Services Group’s acquisition of Pivotal on June 4, 2018, partially offset by the sale of the majority our Contract Services Group’s O&M contracts during the third quarter of 2018, and lower capital upgrades in our Military Services Group.

For the nine months ended September 30, 2018, operation and maintenance expense increased primarily due to a:

•
$68 million increase in our Regulated Businesses primarily from higher production costs due to increases in purchased water and chemical prices and usage, employee-related costs and contracted services mainly in support of the growth of the business, and maintenance materials and supplies, due to a higher volume of main breaks and paving expense during the first quarter of 2018; and

•
$9 million increase in our Market-Based Businesses mainly from our Homeowner Services Group’s contract growth and the acquisition of Pivotal, and in Keystone from market recovery in the shale natural gas industry, partially offset by the sale and expiration of O&M contracts in our Contract Services Group during 2018, and lower capital upgrades in our Military Services Group.

Depreciation and Amortization
For the three and nine months ended September 30, 2018, depreciation and amortization expense increased primarily due to additional utility plant placed in service.
General Taxes
For the three and nine months ended September 30, 2018, general taxes increased primarily due to incremental property taxes in several of our subsidiaries, including in Missouri, Pennsylvania and New York.
Gain on Asset Dispositions and Purchases
For the three and nine months ended September 30, 2018, gain on asset dispositions and purchases increased primarily due to the sale of 20 of our Contract Services Group’s O&M contracts to subsidiaries of Veolia Environnement S.A. The sale agreement includes the transfer of 22 contracts in total, with the sale of the remaining two contracts expected to close by the end of 2018.
Impairment Charge
During the three months ended September 30, 2018, a goodwill and intangible asset impairment charge was recorded for Keystone, the result of operational and financial challenges encountered in the construction business, and the Company’s determination to narrow the scope of the Keystone business, to focus on its core operations of providing water transfer services. See Note 6—Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion.
Other Income (Expenses)
For the three and nine months ended September 30, 2018, other income (expenses) decreased primarily due to a reduction in the non-service cost components of pension and other postretirement benefits expense resulting from favorable actuarial performance, and an increase in allowance for funds used during construction attributable to higher capital investment in 2018. The presentation of net periodic benefit costs on the Consolidated Statements of Operations was changed pursuant the adoption and retrospective application of ASU 2017-07 on January 1, 2018. See Note 2—Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.
Provision for Income Taxes
For the three and nine months ended September 30, 2018, our provision for income taxes decreased mainly due to the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, resulting from the enactment of the TCJA. In our Regulated Businesses, we expect the reduced tax rate will benefit our customers through established ratemaking, tax and regulatory normalization provisions. In our Military Services Group, we received guidance on how to apply the TCJA to our contracts with the U.S. government and expect to return the majority of the benefits received from the lower income tax rate, effective January 1, 2018, as anticipated.

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
Regulated Businesses Segment
The following table summarizes certain financial information for our Regulated Businesses segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(In millions)
Operating revenues	$857	$842	$15	1.8%	$2,267	$2,247	$20	0.9%
Operation and maintenance	314	258	56	21.7%	856	788	68	8.6%
Depreciation and amortization	128	121	7	5.8%	373	357	16	4.5%
General taxes	66	57	9	15.8%	197	181	16	8.8%
Other income (expenses)	(64)	(66)	2	(3.0)%	(191)	(201)	10	(5.0)%
Income before income taxes	288	347	(59)	(17.0)%	656	731	(75)	(10.3)%
Provision for income taxes	76	135	(59)	(43.7)%	173	285	(112)	(39.3)%
Net income attributable to common stockholders	213	212	1	0.5%	484	446	38	8.5%
Operating Revenues
The following tables summarize information regarding the main components of our Regulated Businesses’ operating revenues and the ensuing discussions explain the material variances:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(In millions)
Water services:
Residential	$475	$473	$2	0.4%	$1,253	$1,245	$8	0.6%
Commercial	180	176	4	2.3%	465	455	10	2.2%
Industrial	40	37	3	8.1%	105	104	1	1.0%
Public and other	86	97	(11)	(11.3)%	251	265	(14)	(5.3)%
Total water services	781	783	(2)	(0.3)%	2,074	2,069	5	0.2%
Wastewater services	41	36	5	13.9%	117	106	11	10.4%
Other (a)	35	23	12	52.2%	76	72	4	5.6%
Total operating revenues	$857	$842	$15	1.8%	$2,267	$2,247	$20	0.9%

(a)	Includes revenues associated with provisional rates, miscellaneous utility charges, alternative revenue programs and lease contracts.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(Gallons in millions)
Billed water services volumes:
Residential	52,963	53,928	(965)	(1.8)%	131,201	131,488	(287)	(0.2)%
Commercial	24,914	24,913	1	—%	62,428	61,793	635	1.0%
Industrial	10,752	10,661	91	0.9%	29,647	29,218	429	1.5%
Public and other	14,504	15,085	(581)	(3.9)%	38,427	38,920	(493)	(1.3)%
Billed water services volumes	103,133	104,587	(1,454)	(1.4)%	261,703	261,419	284	0.1%
For the three months ended September 30, 2018, operating revenues increased primarily due to a:

•	$53 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; and

•	$5 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; partially offset by a

•
$40 million decrease from the impacts of the TCJA which have or are expected to benefit our customer rates. This decrease is primarily made up of two components: (i) a reserve on revenue billed during the third quarter of 2018, for the estimated income tax savings resulting from the TCJA, which is expected to benefit our customers in future rates; and (ii) rate adjustments made in certain subsidiaries where our Regulators have authorized an approach to pass the benefits from the lower income tax rate to our customers, or offset other regulatory assets or capital investments; and

•	$4 million decrease in other operating revenue, primarily in our New Jersey and New York subsidiaries.
For the nine months ended September 30, 2018, operating revenues increased primarily due to a:

•	$103 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states;

•	$18 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; and

•	$7 million increase from higher water services demand, primarily in our California subsidiary; partially offset by a

•
$110 million decrease from the impacts of the TCJA which have or are expected to benefit our customer rates. This decrease is primarily made up of two components: (i) a reserve on revenue billed during the first nine months of 2018, for the estimated income tax savings resulting from the TCJA, which is expected to benefit our customers in future rates; and (ii) rate adjustments made in certain subsidiaries where our Regulators have authorized an approach to pass the benefits from the lower income tax rate to our customers, or offset other regulatory assets or capital investments.

Operation and Maintenance
The following table summarizes information regarding the main components of our Regulated Businesses’ operation and maintenance expense and the ensuing discussions explain the material variances:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(In millions)
Production costs	$92	$87	$5	5.7%	$238	$224	$14	6.3%
Employee-related costs	116	108	8	7.4%	343	322	21	6.5%
Operating supplies and services	60	51	9	17.6%	161	150	11	7.3%
Maintenance materials and supplies	17	15	2	13.3%	56	49	7	14.3%
Customer billing and accounting	17	14	3	21.4%	43	37	6	16.2%
Other	12	(17)	29	(170.6)%	15	6	9	150.0%
Total	$314	$258	$56	21.7%	$856	$788	$68	8.6%

For the three months ended September 30, 2018, operation and maintenance expense increased primarily due to a:

•
$5 million increase in production costs from purchased water price and usage increases in our California subsidiary, along with an increase in chemical costs and usage, the result of wet weather conditions;

•	$8 million increase in employee-related costs due to higher compensation expense and headcount in support of the growth of the businesses;

•
$9 million increase in operating supplies and services related to a settlement agreement in our New York subsidiary to provide prompt rate relief and other benefits to our customers (see Part II, Item 1A—Risk Factors for additional information), along with costs associated with condemnation proceedings in Monterey, California, and higher contracted services;

•	$3 million increase in customer billing and accounting from an increase in customer uncollectible expense and higher call volumes experienced at our customer service centers; and

•
$29 million increase in other operation and maintenance expense from a $22 million benefit recorded in the third quarter of 2017, resulting from an insurance settlement related to the Freedom Industries chemical spill in West Virginia, as well as higher casualty insurance expense.

For the nine months ended September 30, 2018, operation and maintenance expense increased primarily due to a:

•
$14 million increase in production costs from purchased water price and usage increases in our California subsidiary, along with price and usage increases for chemicals, the result of wet weather conditions, and an increase in waste disposal costs in several of our subsidiaries;

•
$21 million increase in employee-related costs due to higher compensation expense and headcount in support of the growth of the business, as well as an increase in overtime related to a higher volume of main breaks during the first quarter of 2018, the result of harshly frigid weather in the Midwest, Northeast and parts of the Mid-Atlantic;

•
$11 million increase in operating supplies and services related to a settlement agreement in our New York subsidiary to provide prompt rate relief and other benefits to our customers (see Part II, Item 1A—Risk Factors for additional information), along with costs associated with condemnation proceedings in Monterey, California, along with higher contracted services, mainly for legal and technology support services;

•	$7 million increase in maintenance materials and supplies due to a higher volume of main breaks and paving expense in the first quarter of 2018, driven by the colder weather experienced;

•	$6 million increase in customer billing and accounting from an increase in customer uncollectible expense and higher call volumes experienced at our customer service centers; and

•	$9 million increase in other operation and maintenance expense due to lower casualty insurance expense in 2017.
Depreciation and Amortization
For the three and nine months ended September 30, 2018, depreciation and amortization increased primarily due to additional utility plant placed in service.
General Taxes
For the three and nine months ended September 30, 2018, general taxes increased primarily due to incremental property taxes in several of our subsidiaries, including in Missouri, Pennsylvania and New York.
Other Income (Expenses)
For the three and nine months ended September 30, 2018, other income (expenses) decreased primarily due to a reduction in the non-service cost components of pension and other postretirement benefits expense resulting from favorable actuarial performance, and an increase in allowance for funds used during construction attributable to higher capital investment in 2018, partially offset by an increase in interest expense from the issuance of incremental long-term debt in the third quarter of 2018, and higher levels of short-term borrowings during 2018, coupled with an increase in the average short-term borrowing rate in the current year.
Provision for Income Taxes
For the three and nine months ended September 30, 2018, our provision for income taxes decreased primarily due to the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, resulting from the enactment of the TCJA. We expect the reduced tax rate will benefit our customers through established ratemaking, tax and regulatory normalization provisions.

Market-Based Businesses
The following table summarizes certain financial information for our Market-Based Businesses and the ensuing discussions explain the material variances:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
(In millions)
Operating revenues	$125	$100	$25	25.0%	$339	$306	$33	10.8%
Operation and maintenance	87	75	12	16.0%	256	247	9	3.6%
Gain on asset dispositions and purchases	(14)	—	(14)	(100.0)%	(13)	—	(13)	(100.0)%
Impairment charge	57	—	57	100.0%	57	—	57	100.0%
Income before income taxes	(14)	21	(35)	(166.7)%	20	46	(26)	(56.5)%
Provision for income taxes	(5)	7	(12)	(171.4)%	4	17	(13)	(76.5)%
Net income attributable to common stockholders	(7)	14	(21)	(150.0)%	18	29	(11)	(37.9)%
Operating Revenues
For the three months ended September 30, 2018, operating revenues increased primarily due to a:

•	$32 million increase in our Homeowner Services Group from the acquisition of Pivotal on June 4, 2018; partially offset by a

•	$5 million decrease in our Contract Services Group from the sale of the majority of our O&M contracts to subsidiaries of Veolia Environnement S.A. during the third quarter of 2018; and

•	$4 million decrease in our Military Services Group from lower capital upgrades, largely driven by reduced military base budgets.
For the nine months ended September 30, 2018, operating revenues increased primarily due to a:

•	$40 million increase in our Homeowner Services Group from the acquisition of Pivotal and contract growth; and

•	$13 million increase in Keystone from market recovery in the shale natural gas industry; partially offset by a

•	$13 million decrease in our Military Services Group from lower capital upgrades, as discussed above; and

•	$10 million decrease in our Contract Services Group from the sale of the majority of our O&M contracts during the third quarter of 2018, and the expiration of certain contracts during 2018.
Operation and Maintenance
For the three months ended September 30, 2018, operation and maintenance expense increased primarily due to a:

•	$20 million increase in our Homeowner Services Group from the acquisition of Pivotal and higher employee expense in support of the growth of the businesses; partially offset by a

•	$6 million decrease in our Contract Services Group from the sale of the majority of our O&M contracts during the third quarter of 2018; and

•	$5 million decrease in our Military Services Group from lower capital upgrades, largely driven by reduced military base budgets.
For the nine months ended September 30, 2018, operation and maintenance expense increased primarily due to a:

•
$18 million increase in our Homeowner Services Group from the acquisition of Pivotal and higher employee expense in support of the growth of the business, offset in part by lower claims expense driven by operational efficiencies gained through improved planning and relationship management of key contractor partnerships; and

•	$14 million increase in Keystone from market recovery in the shale natural gas industry; partially offset by a

•	$13 million decrease in our Military Services Group from lower capital upgrades, as discussed above; and

•	$12 million decrease in our Contract Services Group from the sale of the majority of our O&M contracts, as discussed above, and the expiration of certain contracts during 2018.

Gain on Asset Dispositions and Purchases
For the three and nine months ended September 30, 2018, gain on asset dispositions and purchases increased due to the sale of 20 of our Contract Services Group’s O&M contracts. The sale agreement includes the transfer of 22 contracts in total, with the sale of the remaining two contracts expected to close by the end of 2018.
Impairment Charge
During the three months ended September 30, 2018, a goodwill and intangible asset impairment charge was recorded for Keystone, the result of operational and financial challenges encountered in the construction business, and the Company’s determination to narrow the scope of the Keystone business, to focus on its core operations of providing water transfer services. See Note 6—Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion.
Provision for Income Taxes
For the three and nine months ended September 30, 2018, our provision for income taxes decreased primarily due to the reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, resulting from the enactment of the TCJA.
Liquidity and Capital Resources
For a general overview of our sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Form 10-K.
We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility. On March 21, 2018, AWCC and certain lenders amended and restated the credit agreement with respect to AWCC’s revolving credit facility to increase the maximum commitments under the facility from $1.75 billion to $2.25 billion, and to extend the expiration date of the facility from June 2020 to March 2023. The facility is used principally to support AWCC’s commercial paper program and to provide a sub-limit of up to $150 million for letters of credit. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million, and to request extensions of its expiration date for up to two, one-year periods. As of September 30, 2018, AWCC had no outstanding borrowings and $88 million of outstanding letters of credit under the revolving credit facility, with $2.16 billion available to fulfill our short-term liquidity needs and to issue letters of credit. We regularly evaluate the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in our revolving credit facility.
In order to meet our short-term liquidity needs, we, through AWCC, issue commercial paper, which is supported by our revolving credit facility. On March 21, 2018, AWCC increased the maximum aggregate principal amount of short-term borrowings authorized for issuance under its commercial paper program from $1.60 billion to $2.10 billion. As of September 30, 2018, the revolving credit facility supported $564 million in outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the revolving credit facility, or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.
On August 9, 2018, AWCC completed a $1.325 billion debt offering which included the sale of $625 million aggregate principal amount of its 3.75% Senior Notes due in 2028, and $700 million aggregate principal amount of its 4.20% Senior Notes due in 2048. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1.3 billion. AWCC used proceeds from the offering to: (i) lend funds to American Water and its regulated operating subsidiaries; (ii) repay $191 million principal amount of AWCC’s 5.62% Senior Notes due 2018 upon maturity on December 21, 2018; (iii) prepay $100 million aggregate principal amount of AWCC’s outstanding 5.62% Series E Senior Notes due March 29, 2019 (the “Series E Notes”) and $100 million aggregate principal amount of AWCC’s outstanding 5.77% Series F Senior Notes due March 29, 2022 (the “Series F Notes”, and, together with the Series E Notes, the “Series Notes”); (iv) repay AWCC’s commercial paper obligations and for general corporate purposes.
As a result of AWCC’s prepayment of the Series Notes, a make-whole premium of $10 million was paid to the holders thereof on September 11, 2018. Substantially all of the early debt extinguishment costs were allocable to our utility subsidiaries and recorded as regulatory assets, as we believe they are probable of recovery in future rates.
On August 6, 2018, we terminated four forward starting swap agreements with an aggregate notional amount of $400 million, realizing a net gain of $9 million, to be amortized through interest, net over 10 and 30 year periods, in correlation with the terms of the new debt issued on August 9, 2018.

On August 17, 2018, we entered into two forward starting swap agreements, each with a notional amount of $80 million, to reduce interest rate exposure on debt expected to be issued in 2019. These forward starting swap agreements terminate in August 2019, and have an average fixed rate of 2.98%. On October 11, 2018, we entered into two additional forward starting swap agreements, each with a notional amount of $100 million, to reduce interest rate exposure on debt expected to be issued in 2019. These forward starting swap agreements terminate in December 2019, and have an average fixed rate of 3.31%. We have designated these forward starting swap agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
On April 11, 2018, we effected an equity forward transaction by entering into a forward sale agreement with each of two forward purchasers in connection with a public offering of 2,320,000 shares of our common stock. In the equity forward transaction, the forward purchasers, or an affiliate, borrowed an aggregate of 2,320,000 shares of our common stock from third parties and sold them to the underwriters in the public offering. On June 7, 2018, we elected to fully and physically settle both forward sale agreements, resulting in the issuance of a total of 2,320,000 shares of our common stock at a price of $79.01 per share, for aggregate net proceeds of $183 million. The net proceeds of the transaction were used to finance a portion of the purchase price of the Pivotal acquisition on June 4, 2018.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the third quarter of each fiscal year. The following table provides a summary of the major items affecting cash flows provided by our operating activities:

	For the Nine Months Ended September 30,
	2018	2017
(In millions)
Net income	$455	$427
Add (less):
Depreciation and amortization	404	378
Deferred income taxes and amortization of investment tax credits	142	264
Non-cash impairment charge	57	—
Other non-cash activities (a)	48	17
Changes in working capital (b)	(61)	(8)
Pension and post-retirement healthcare contributions	(11)	(36)
Impact of Freedom Industries settlement activities	(40)	(22)
Net cash flows provided by operations	$992	$1,020

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
For the nine months ended September 30, 2018, cash flows from operating activities decreased $28 million compared to the same period in 2017, primarily due to the change in deferred income taxes from the lower tax rates in 2018, changes in working capital and the impact of the Freedom Industries settlement activities. The change in working capital was primarily the result of the following: (i) an increase in accounts receivable, net due to increased revenues compared to the same period in the prior year; and (ii) a decrease in unbilled revenues as a result of our Military Services Group achieving significant capital project milestones during 2017. The main factors contributing to the net income increase are described in this section under “Consolidated Results of Operations” and included higher operating revenue and a lower provision for income taxes.

Cash Flows Used in Investing Activities
The following table provides information regarding cash flows used in our investing activities:

	For the Nine Months Ended September 30,
	2018	2017
(In millions)
Net capital expenditures	$(1,136)	$(964)
Acquisitions	(381)	(10)
Other investing activities, net (a)	(28)	(42)
Net cash flows used in investing activities	$(1,545)	$(1,016)

(a)	Includes removal costs from property, plant and equipment retirements, net, and proceeds from sale of assets and securities.
For the nine months ended September 30, 2018, cash used in investing activities increased primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure in our Regulated Businesses, and increased cash used for acquisitions, primarily related to the Pivotal acquisition, which closed on June 4, 2018. We expect to make total investments in the range of $2.0 billion to $2.1 billion in 2018 for capital expenditures and acquisitions, including the estimated $365 million used for the Pivotal acquisition. Construction of our new corporate headquarters building in Camden, New Jersey is underway, and is expected to be completed by the end of 2018. The cost of construction is currently estimated to be up to $164 million, exclusive of any tax incentives, of which $79 million is expected to be incurred in 2018. During the nine months ended September 30, 2018, we spent approximately $63 million towards this construction.
Cash Flows Provided by Financing Activities
The following table provides information regarding cash flows provided by our financing activities:

	For the Nine Months Ended September 30,
	2018	2017
(In millions)
Proceeds from long-term debt	$1,355	$1,382
Repayments of long-term debt	(330)	(334)
Net proceeds from short-term borrowings	(341)	(746)
Proceeds from issuance of common stock	183	—
Make-whole premium on early debt redemption	(10)	(34)
Dividends paid	(237)	(215)
Anti-dilutive stock repurchases	(45)	(54)
Other financing activities, net (a)	11	20
Net cash flows provided by financing activities	$586	$19

(a)
Includes proceeds from issuances of common stock under various employee stock plans and our dividend reinvestment plan, advances and contributions for construction, net of refunds, and taxes paid related to employee stock plans.

For the nine months ended September 30, 2018, the increase in cash flows provided by financing activities, as compared to the same period in 2017, is primarily due to the issuance of common stock to finance a portion of the purchase price of the Pivotal acquisition and a decrease in cash used for short-term borrowings. Short-term borrowings for the nine months ended September 30, 2018 were used to fund the growth of our Regulated Businesses, finance a portion of the Pivotal acquisition, pay dividends and repay long-term debt, offset by the use of the $1.3 billion long-term debt issuance to partially repay short-term borrowings.

Credit Facilities and Short-Term Debt
The following table summarizes information regarding our aggregate credit facility commitments, letter of credit sub-limits and available funds under those revolving credit facilities, as well as outstanding amounts of commercial paper and outstanding borrowings under the respective facilities as of September 30, 2018:

	Credit Facilities Commitment (a)	Available Credit Facility Capacity (a)	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
(In millions)
September 30, 2018	$2,262	$2,172	$150	$62	$2,100	$1,536

(a)
Includes amounts related to the revolving credit facility of Keystone. As of September 30, 2018, the total commitment under the Keystone revolving credit facility was $12 million, of which $9 million was available for borrowing, subject to compliance with a collateral base calculation. At September 30, 2018, there were no outstanding borrowings under this credit facility.

The weighted-average interest rate on AWCC short-term borrowings for the three months ended September 30, 2018 and 2017 was approximately 2.39% and 1.38%, respectively. The weighted-average interest rate on AWCC short-term borrowings for the nine months ended September 30, 2018 and 2017 was approximately 2.22% and 1.19%, respectively.
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
Covenants in certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On September 30, 2018, our ratio was 0.59 to 1.00 and therefore we were in compliance with the covenants.
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
The following table presents our long-term and short-term credit rating and rating outlook as of September 30, 2018:

Securities	Moody's Investors Service	Standard & Poor's Ratings Service
Rating Outlook	Negative	Stable
Senior unsecured debt	A3	A
Commercial paper	P-2	A-1
On June 11, 2018, Standard & Poor’s Ratings Service affirmed the Company’s long-term ‘A’ and short-term ‘A-1’ credit ratings, with a stable outlook remaining unchanged.
On January 19, 2018, Moody’s Investors Service changed its rating outlook to negative, from stable, for 24 regulated utilities and utility holding companies, including the Company, all of which were primarily impacted by the enactment of the TCJA.
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
Dividends
On September 4, 2018, we paid a cash dividend of $0.455 per share to our stockholders of record as of August 10, 2018.

On October 30, 2018, our Board of Directors declared a quarterly cash dividend payment of $0.455 per share, payable on December 4, 2018, to stockholders of record as of November 12, 2018. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends in our Form 10-K for more information regarding restrictions on the payment of dividends on our common stock.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of our exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K. Except as described below, there have been no significant changes to our exposure to market risk since December 31, 2017.
On August 17, 2018, we entered into two forward starting swap agreements, each with a notional amount of $80 million, to reduce interest rate exposure on debt expected to be issued in 2019. These forward starting swap agreements terminate in August 2019, and have an average fixed rate of 2.98%. The fair value of the forward starting swaps at September 30, 2018 was a gain position of $5 million. A hypothetical 1% adverse change in interest rates would result in a decrease in the fair value of our forward starting swaps of approximately $25 million at September 30, 2018.
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
Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
On June 4, 2018, the Company completed the acquisition of Pivotal. See Note 4—Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional information. We began to integrate Pivotal into our internal control over financial reporting structure and expect to complete this integration in 2019. We concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended September 30, 2018, other than changes resulting from the acquisition of Pivotal, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
On May 4, 2018, California-American Water Company, our wholly owned subsidiary (“Cal Am”), notified the Monterey Peninsula Water Management District (“MPWMD”) and the California State Water Resources Control Board (the “SWRCB”) that it intends to seek declaratory relief concerning the conflicting regulatory interpretations under the 2009 Order, triggering a 60-day meet and confer period prior to commencement of any action concerning the conflicting interpretations. Having held two meetings previously, the parties have agreed to meet and confer again in December 2018. Any failure to follow MPWMD’s resolution or the SWRCB’s written interpretation, despite these conflicting interpretations, could potentially result in fines, penalties and other actions against Cal Am.
Regional Desalination Project Litigation
On September 21, 2018, RMC Water and Environmental, a private engineering and consulting firm and a party to the consolidated action associated with the failure of the original regional desalination project, filed a motion for judgment on the pleadings as to Cal Am’s fifth amended complaint. On September 24, 2018, Cal Am filed a motion for summary judgment against Marina Coast Water District (“MCWD”) as to MCWD’s claim based on promissory estoppel contained in MCWD’s fourth amended complaint. These motions remain pending. Trial in the consolidated action remains set for March 25, 2019 in San Francisco County Superior Court.
Monterey Peninsula Water Supply Project
Approval of CPCN for Water Supply Project
On August 13, 2018, the California Public Utilities Commission (the “CPUC”) issued its proposed decision granting Cal Am’s request for a certificate of public convenience and necessity (“CPCN”) for a 6.4 million gallon per day desalination plant in Monterey, California, certifying its final environmental impact report and denying all other outstanding motions. On September 13, 2018, the CPUC unanimously adopted a final decision (i) affirming its findings that the Water Supply Project meets the CPUC’s requirements for a CPCN, and (ii) finding that (a) the issuance of the final decision should not be delayed, and (b) an additional procedural phase was not necessary to consider alternative projects. The CPUC’s decision directs Cal Am to enter into negotiations regarding expansion of a groundwater replenishment project (the “GWR Project”) between the Monterey Regional Water Pollution Control Agency and the MPWMD and to indicate whether Cal Am plans to file an application for approval of an agreement to purchase additional water from the GWR Project. The decision notes, however, that the CPUC will only consider such an application if the Water Supply Project is delayed such that Cal Am would not be able to meet the December 31, 2021 deadline to comply with the 2009 Order. The decision accepts Cal Am’s estimates of future water demand in Monterey and concludes that the Water Supply Project is the best project to address those needs, and also adopts Cal Am’s most recent cost estimates. The decision also allows Cal Am to earn an allowance for funds used during construction, or AFUDC, at a rate representative of its actual financing costs. The final decision adopted frameworks as to cost caps, O&M costs, financing, ratemaking and contingency matters.
In addition, the CPUC final decision imposes numerous reporting and filing requirements to ensure the expenditures for the Water Supply Project are reasonable, including that the financing is the lowest cost and most beneficial for ratepayers, and that construction is progressing in a timely manner and within the authorized cost caps. The reasonableness of Water Supply Project costs will be reviewed in the first general rate case filed by Cal Am after the Water Supply Project becomes operational. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service.
Cal Am must file a notice with the CPUC by November 27, 2018 indicating that it accepts the terms of the CPUC’s final decision.
On October 12, 2018, MCWD and the City of Marina filed petitions for writ of review with the California Supreme Court challenging the CPUC’s final decision. These petitions remain pending.

Coastal Development Permit Application
On June 22, 2018, Cal Am submitted a coastal development permit application to the City of Marina for those project components of the Water Supply Project located within the City of Marina’s coastal zone. Members of the City’s Planning Commission, as well as City councilpersons, have publicly expressed opposition to the Water Supply Project. On August 9, 2018, the City deemed Cal Am’s application incomplete pending certification and submission of the final environmental impact report, and stated that the City could not rule on the permit until certification. The CPUC certified the final environmental impact report for the Water Supply Project on September 13, 2018.
On August 30, 2018, the City circulated a public review draft of proposed amendments to its local coastal program and zoning ordinance, and placed the matter for consideration on the Planning Commission’s agenda for its September 13, 2018 meeting. The proposed amendments would change zoning at the Cemex site to open space and restrict future uses, including with respect to Cal Am’s planned use of the site for the slant wells for the Water Supply Project. Any change to the City's local coastal program must ultimately be approved by the California Coastal Commission (the “Coastal Commission”). Cal Am, Cemex and the Coastal Commission each submitted letters opposing the proposed amendments. At the September 13, 2018 meeting, the Planning Commission continued the matter to an unspecified future date.
*     *    *
Based on the foregoing, Cal Am estimates that the earliest date by which the Water Supply Project desalination plant could be completed is sometime in 2021. There can be no assurance that the Water Supply Project will be completed on a timely basis, if ever. Furthermore, there can be no assurance that Cal Am will be able to comply with the diversion reduction requirements and other remaining requirements under the 2009 Order and the 2016 Order, or that any such compliance will not result in material additional costs or obligations to Cal Am or the Company.
West Virginia Elk River Freedom Industries Chemical Spill
On July 31, 2018, WVAWC filed a motion to dismiss the Lincoln County (West Virginia) Commission’s (the “LCC”) complaint. On September 21, 2018, the Mass Litigation Panel heard arguments on this motion. This motion remains pending.
On September 28, 2018, the Mass Litigation Panel entered an order dismissing all of its pending cases except for two, one of which was the LCC’s complaint.

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
New York American Water Company, Inc. (“NYAW”) has been the subject of a New York State Public Service Commission (“NYSPSC”) investigation related to the unintentional provision of incorrect data to a taxing authority that resulted in an over-assessment of real property taxes. NYAW self-reported this issue to the NYSPSC promptly after NYAW’s senior leadership became aware of it. Neither NYAW nor any of its employees received any financial benefit as a result of this matter, as all customer overpayments were provided to the local taxing authorities. These errors resulted in the over-recovery by NYAW of an estimated $0.3 million in cumulative real property tax overpayments from approximately 4,400 of its customers. The NYSPSC investigation also related to the failure of a few employees working on NYAW’s 2016 general rate case to properly disclose these issues in that rate case. On August 9, 2018, the NYSPSC ordered NYAW to refund $0.3 million to the affected customers and reset customer real property values to further reduce customer bills.
On August 28, 2018, the NYSPSC and the New York State Department of Public Service (the “NYSDPS”) filed a verified petition for injunctive relief against NYAW in the Supreme Court of the State of New York, Albany County. In addition to the allegations covered by the NYSPSC’s investigation, the verified petition alleged that NYAW failed to provide its customers with adequate notice of a change in its rate schedule and also noted that as of August 27, 2018, NYAW had received approximately 1,344 complaints relating to allegedly high water bills. That same day, the parties entered into a Consent and Stipulation agreeing to settle all of the causes of action in the verified petition. The court approved the settlement on September 11, 2018, and NYAW is cooperating with the NYSDPS to implement its terms.
As part of the settlement, and in addition to the refund ordered by the NYSPSC on August 9, 2018, NYAW has agreed that it would provide up to $4.5 million to benefit NYAW customers through several different mechanisms, which amounts would not be recoverable in rates. NYAW also has agreed to accelerate the timing of the payment of approximately $6.4 million in aggregate customer credits. Finally, NYAW has agreed to engage and cooperate with up to two independent monitors, at NYAW’s expense (up to $0.5 million), through September 30, 2021, and to review matters described in the verified petition, including the implementation of process improvements and control recommendations described in the NYSPSC’s staff reports. While the settlement resolves the NYSPSC’s investigation involving NYAW and those matters set forth in the verified petition, there can be no assurance that NYAW will not be subject to additional federal, state or local proceedings regarding these and other related matters, and these proceedings could result in increased oversight and civil, administrative and/or criminal sanctions, which may have a material adverse effect upon our reputation and perception.
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

Our total assets include $1.4 billion of goodwill at December 31, 2017, and $1.6 billion of goodwill at September 30, 2018. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003, the acquisition of E’town Corporation by a predecessor to our previous owner in 2001, the acquisition of Pivotal in 2018 and, to a lesser extent, the acquisition of Keystone in 2015. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, we have taken significant non-cash charges to operating results for goodwill impairments in the past.

We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance or the performance of an acquired business. These market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that compares unfavorably to our peer companies, decreases in control premiums, or, with respect to Keystone, fluctuations in the level of exploration and production activities in the Marcellus and Utica shale regions served by Keystone, a prolonged depression of natural gas prices or other factors that negatively impact our current or future forecasts of operating results, cash flows or key assumptions. In this regard, in the third quarter of 2018, we strategically narrowed the scope of the Keystone business solely to water transfer services due to operational and financial challenges in the other businesses of Keystone. As a result of this strategic change, we recorded a non-cash, pre-tax impairment charge of $57 million in the third quarter of 2018 related to Keystone. See Note 6—Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for further information.

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
The Company did not repurchase shares of its common stock during the three months ended September 30, 2018. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2018, the Company repurchased an aggregate of 4,510,000 shares of its common stock under the program, leaving an aggregate of 5,490,000 shares available for repurchase under this program.
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
4.1
Officers’ Certificate of American Water Capital Corp., dated August 9, 2018, establishing the terms of its 3.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 9, 2018).

4.2
Officers’ Certificate of American Water Capital Corp., dated August 9, 2018, establishing the terms of its 4.200% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 9, 2018).

10.1
First Amended and Restated American Water Works Company, Inc. and its Designated Subsidiaries 2017 Nonqualified Employee Stock Purchase Plan, adopted on December 7, 2017, effective as of August 5, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed August 9, 2018).

*10.2
Second Amended and Restated American Water Works Company, Inc. and its Designated Subsidiaries 2017 Nonqualified Employee Stock Purchase Plan, adopted on July 27, 2018, effective as of February 5, 2019.

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
*101
The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the Securities and Exchange Commission on October 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

 *    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of October, 2018.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ SUSAN N. STORY
Susan N. Story President and Chief Executive Officer (Principal Executive Officer)
By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)