Form 10-Q
period 2019-03-31
American Water Works Company, Inc.
filed 2019-05-01
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐  Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2019
Common Stock, $0.01 par value per share	180,518,810 shares (excludes 5,089,782 treasury shares as of April 25, 2019)

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.

i

FORWARD-LOOKING STATEMENTS
We have made statements in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: our future financial performance, including our operation and maintenance (“O&M”) efficiency ratio; our liquidity and future cash flows; our growth and portfolio optimization strategies; our projected capital expenditures and related funding requirements; our ability to repay debt; our projected strategy to finance current operations and growth initiatives; the impact of legal and similar governmental and regulatory proceedings and related potential fines and penalties; business process, technology improvement and other strategic initiatives; trends in our industry; regulatory, legislative, tax policy or legal developments; rate adjustments, including through general rate case filings, filings for infrastructure surcharges and filings to address regulatory lag; and impacts that the Tax Cuts and Jobs Act (the “TCJA”) may have on us and on our business, results of operations, cash flows and liquidity.
Forward-looking statements are predictions based on our current expectations and assumptions regarding future events. They are not guarantees or assurances of any outcomes, financial results, levels of activity, performance or achievements, and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of estimates, assumptions, known and unknown risks, uncertainties and other factors. Our actual results may vary materially from those discussed in the forward-looking statements included herein as a result of the following important factors:

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
These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above, and the risk factors and other statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”) and in this Form 10-Q, and you should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements we make, speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, we do not have any obligation, and we specifically disclaim any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for us to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on our businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Property, plant and equipment	$23,476	$23,204
Accumulated depreciation	(5,853)	(5,795)
Property, plant and equipment, net	17,623	17,409
Current assets:
Cash and cash equivalents	63	130
Restricted funds	22	28
Accounts receivable, net	307	301
Unbilled revenues	170	186
Materials and supplies	44	41
Other	85	95
Total current assets	691	781
Regulatory and other long-term assets:
Regulatory assets	1,161	1,156
Operating lease right-of-use assets	116	—
Goodwill	1,575	1,575
Intangible assets	80	84
Postretirement benefit asset	161	155
Other	57	63
Total regulatory and other long-term assets	3,150	3,033
Total assets	$21,464	$21,223
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 185,602,948 and 185,367,158 shares issued, respectively)	$2	$2
Paid-in-capital	6,668	6,657
Accumulated deficit	(353)	(464)
Accumulated other comprehensive loss	(47)	(34)
Treasury stock, at cost (5,089,782 and 4,683,156 shares, respectively)	(338)	(297)
Total common shareholders' equity	5,932	5,864
Long-term debt	7,562	7,569
Redeemable preferred stock at redemption value	6	7
Total long-term debt	7,568	7,576
Total capitalization	13,500	13,440
Current liabilities:
Short-term debt	1,201	964
Current portion of long-term debt	68	71
Accounts payable	130	175
Accrued liabilities	406	556
Accrued taxes	64	45
Accrued interest	83	87
Other	204	196
Total current liabilities	2,156	2,094
Regulatory and other long-term liabilities:
Advances for construction	246	252
Deferred income taxes and investment tax credits	1,769	1,740
Regulatory liabilities	1,891	1,907
Accrued pension expense	394	390
Operating lease liabilities	101	—
Other	75	78
Total regulatory and other long-term liabilities	4,476	4,367
Contributions in aid of construction	1,332	1,322
Commitments and contingencies (See Note 9)
Total capitalization and liabilities	$21,464	$21,223
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Operating revenues	$813	$761
Operating expenses:
Operation and maintenance	365	347
Depreciation and amortization	144	129
General taxes	69	70
(Gain) on asset dispositions and purchases	(3)	(2)
Total operating expenses, net	575	544
Operating income	238	217
Other income (expense):
Interest, net	(93)	(84)
Non-operating benefit costs, net	4	3
Other, net	3	4
Total other income (expense)	(86)	(77)
Income before income taxes	152	140
Provision for income taxes	39	34
Net income attributable to common shareholders	$113	$106

Basic earnings per share:
Net income attributable to common shareholders	$0.62	$0.60
Diluted earnings per share:
Net income attributable to common shareholders	$0.62	$0.59
Weighted-average common shares outstanding:
Basic	181	178
Diluted	181	179
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2019	2018
Net income attributable to common shareholders	$113	$106
Other comprehensive (loss) income, net of tax:
Defined benefit pension plan actuarial loss (gain), net of tax of $0 and $(1) for the three months ended March 31, 2019 and 2018, respectively	1	(2)
Unrealized (loss) gain on cash flow hedges, net of tax of $(6) and $2 for the three months ended March 31, 2019 and 2018, respectively	(14)	6
Net other comprehensive (loss) income	(13)	4
Comprehensive income attributable to common shareholders	$100	$110
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113	$106
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	144	129
Deferred income taxes and amortization of investment tax credits	35	33
Provision for losses on accounts receivable	4	3
Gain on asset dispositions and purchases	(3)	(2)
Pension and non-pension postretirement benefits	5	8
Other non-cash, net	(28)	(10)
Changes in assets and liabilities:
Receivables and unbilled revenues	5	20
Pension and postretirement benefit contributions	(7)	—
Accounts payable and accrued liabilities	(87)	(73)
Other assets and liabilities, net	(13)	5
Net cash provided by operating activities	168	219
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(326)	(364)
Acquisitions, net of cash acquired	(22)	(8)
Proceeds from sale of assets	15	6
Removal costs from property, plant and equipment retirements, net	(18)	(20)
Net cash used in investing activities	(351)	(386)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2	10
Repayments of long-term debt	(12)	(6)
Net short-term borrowings with maturities less than three months	237	278
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $6 and $5 for the three months ended March 31, 2019 and 2018, respectively	(1)	(1)
Advances and contributions for construction, net of refunds of $9 and $4 for the three months ended March 31, 2019 and 2018, respectively	2	4
Dividends paid	(82)	(74)
Anti-dilutive share repurchases	(36)	(45)
Net cash provided by financing activities	110	166
Net decrease in cash, cash equivalents and restricted funds	(73)	(1)
Cash, cash equivalents and restricted funds at beginning of period	159	83
Cash, cash equivalents and restricted funds at end of period	$86	$82
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$184	$175

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2018	185.4	$2	$6,657	$(464)	$(34)	(4.7)	$(297)	$5,864
Cumulative effect of change in accounting principle	—	—	—	(2)	—	—	—	(2)
Net income attributable to common shareholders	—	—	—	113	—	—	—	113
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	2	—	—	—	—	2
Stock-based compensation activity	0.2	—	8	—	—	(0.1)	(5)	3
Repurchases of common stock	—	—	—	—	—	(0.3)	(36)	(36)
Net other comprehensive loss	—	—	—	—	(13)	—	—	(13)
Balance as of March 31, 2019	185.6	$2	$6,668	$(353)	$(47)	(5.1)	$(338)	$5,932

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2017	182.5	$2	$6,432	$(723)	$(79)	(4.1)	$(247)	$5,385
Net income attributable to common shareholders	—	—	—	106	—	—	—	106
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	1	—	—	—	—	1
Stock-based compensation activity	0.2	—	4	—	—	(0.1)	(5)	(1)
Repurchases of common stock	—	—	—	—	—	(0.5)	(45)	(45)
Net other comprehensive income	—	—	—	—	4	—	—	4
Balance as of March 31, 2018	182.7	$2	$6,438	$(617)	$(75)	(4.7)	$(297)	$5,451
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2019, and the results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
The unaudited Consolidated Financial Statements and Notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”), which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, primarily due to the seasonality of the Company’s operations.
Note 2: Significant Accounting Policies
New Accounting Standards
The following accounting standards were adopted by the Company in 2019:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Accounting for Leases
Updated the accounting and disclosure guidance for leasing arrangements. Under this guidance, a lessee is required to recognize the following for all leases, excluding short-term leases, at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. A package of optional transition practical expedients allows an entity not to reassess under the new guidance (i) whether any existing contracts are or contain leases (ii) lease classification, and (iii) initial direct costs. Additional optional transition practical expedients are available which allow an entity not to evaluate existing land easements if the easements were not previously accounted for as leases, and to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment in the opening balance of retained earnings in the period of adoption.
		January 1, 2019	Modified retrospective	See Note 12—Leases.
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
		January 1, 2019	Modified retrospective for adjustments related to the measurement of ineffectiveness for cash flow hedges; prospective for the updated presentation and disclosure requirements.	The adoption did not have a material impact on the Consolidated Financial Statements.
Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	Designated the OIS rate based on SOFR as an eligible U.S. benchmark interest rate for the purposes of applying hedge accounting.	January 1, 2019	Prospective	The adoption did not have a material impact on the Consolidated Financial Statements.

The following recently issued accounting standards have not yet been adopted by the Company as of March 31, 2019:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
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
		January 1, 2020; early adoption permitted	Modified retrospective	The Company is evaluating the impact on the Consolidated Financial Statements, as well as the timing of adoption.
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
		January 1, 2020; early adoption permitted	Prospective for added disclosures and for the narrative description of measurement uncertainty; retrospective for all other amendments.	The standard will not have a material impact on the Consolidated Financial Statements. The Company is evaluating the timing of adoption.
Cash, Cash Equivalents and Restricted Funds
The following table provides a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets, to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended March 31:

	2019	2018
Cash and cash equivalents	$63	$55
Restricted funds	22	26
Restricted funds included in other long-term assets	1	1
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$86	$82
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Revenue Recognition
Disaggregated Revenues
The Company’s primary business involves the ownership of regulated utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the Company’s “Regulated Businesses.” The Company also operates market-based businesses that provide a broad range of related and complementary water, wastewater and other services to residential and smaller commercial customers, the U.S. government on military installations and shale natural gas exploration and production companies, as well as municipalities, utilities and industrial customers, collectively presented as the Company’s “Market-Based Businesses.”

The following table provides operating revenues disaggregated for the three months ended March 31, 2019:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$378	$—	$378
Commercial	136	—	136
Fire service	34	—	34
Industrial	32	—	32
Public and other	45	—	45
Total water services	625	—	625
Wastewater services:
Residential	29	—	29
Commercial	7	—	7
Industrial	1	—	1
Public and other	3	—	3
Total wastewater services	40	—	40
Miscellaneous utility charges	10	—	10
Alternative revenue programs	—	7	7
Lease contract revenue	—	3	3
Total Regulated Businesses	675	10	685
Market-Based Businesses	134	—	134
Other	(5)	(1)	(6)
Total operating revenues	$804	$9	$813

(a)
Includes revenues associated with alternative revenue programs, lease contracts and intercompany rent which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers, and accounted for under other existing GAAP.

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s Market-Based Businesses, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition, and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts and home warranty protection program contracts, and are recognized as revenue when the associated performance obligations are satisfied. Contract assets are included in unbilled revenues and contract liabilities are included in other current liabilities on the Consolidated Balance Sheets as of March 31, 2019.

The following table provides the changes in contract assets and liabilities for the three months ended March 31, 2019:

Amount
Contract assets:
Balance as of January 1, 2019	$14
Additions	6
Transfers to accounts receivable, net	(13)
Balance as of March 31, 2019	$7

Contract liabilities:
Balance as of January 1, 2019	$20
Additions	19
Transfers to operating revenues	(16)
Balance as of March 31, 2019	$23
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of March 31, 2019, the Company’s operation and maintenance and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2069 and have RPOs of $4.4 billion as of March 31, 2019, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2019 and 2038 and have RPOs of $585 million as of March 31, 2019, as measured by estimated remaining contract revenue.
Note 4: Acquisitions
During the three months ended March 31, 2019, the Company closed on the acquisition of three regulated water and wastewater systems for a total aggregate purchase price of $22 million. Assets acquired in these acquisitions, principally utility plant, totaled $22 million. The preliminary purchase price allocations related to these acquisitions will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.
Note 5: Shareholders' Equity
Anti-Dilutive Stock Repurchase Program
During the three months ended March 31, 2019, the Company repurchased 0.4 million shares of its common stock in the open market at an aggregate cost of $36 million under the anti-dilutive stock repurchase program authorized by the Company’s Board of Directors in 2015. As of March 31, 2019, there were 5.1 million shares of common stock available for repurchase under the program.

Accumulated Other Comprehensive Loss
The following table provides the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2019 and 2018, respectively:

	Defined Benefit Plans			Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2018	$(102)	$1	$56	$1	$10	$(34)
Other comprehensive loss before reclassifications	—	—	—	—	(14)	(14)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	—	(14)	(13)
Balance as of March 31, 2019	$(102)	$1	$57	$1	$(4)	$(47)

Balance as of December 31, 2017	$(140)	$1	$49	$1	$10	$(79)
Other comprehensive income before reclassifications	—	—	—	—	6	6
Amounts reclassified from accumulated other comprehensive loss	—	—	(2)	—	—	(2)
Net other comprehensive income (loss)	—	—	(2)	—	6	4
Balance as of March 31, 2018	$(140)	$1	$47	$1	$16	$(75)
The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs has been capitalized as a regulatory asset. These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.
The amortization of the gain (loss) on cash flow hedges is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.
Dividends
On March 1, 2019, the Company paid a cash dividend of $0.455 per share to shareholders of record as of February 7, 2019.
On April 17, 2019, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.50 per share, payable on June 4, 2019 to shareholders of record as of May 13, 2019. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 6: Long-Term Debt
The following table provides the issuances of long-term debt during the three months ended March 31, 2019:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate (a)	0.00%-5.00%	2021-2047	$2
Total issuances				$2

(a)	This debt relates to the New Jersey Environmental Infrastructure Financing Program.

The following table provides the long-term debt that was retired through sinking fund provisions, optional redemptions or payment at maturity during the three months ended March 31, 2019:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	2019-2048	3
Other American Water subsidiaries	Mortgage bonds—fixed rate	7.84%	2019	1
Other American Water subsidiaries	Term loan	5.76%-5.81%	2021	6
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Total retirements and redemptions				$12
The Company has five forward starting swap agreements with an aggregate notional amount of $510 million to reduce interest rate exposure on debt expected to be issued in 2019. These forward starting swap agreements terminate in December 2019, and have an average fixed rate of 3.04%. The Company has designated these forward starting swap agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $3 million. The Company has designated these instruments as economic hedges, accounted for at fair value, with gains or losses recognized in interest, net. The gain recognized by the Company for the three months ended March 31, 2019 and 2018 was de minimis.
No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2019 and 2018.
The following table provides the gross fair value of the Company’s derivative liabilities, as well as the location of the liability balances on the Consolidated Balance Sheets:

Derivative Instrument	Derivative Designation	Balance Sheet Classification	March 31, 2019	December 31, 2018
Liability derivative:
Forward starting swaps	Cash flow hedge	Other current liabilities	$34	$14
Note 7: Income Taxes
The Company’s effective income tax rate was 25.7% and 24.3% for the three months ended March 31, 2019 and 2018, respectively. The increase in the Company’s effective income tax rate was primarily due to changes in executive compensation and other deductions under the Tax Cuts and Jobs Act.

Note 8: Pension and Other Postretirement Benefits
The following table provides the components of net periodic benefit cost (credit):

	For the Three Months Ended March 31,
	2019	2018
Components of net periodic pension benefit cost:
Service cost	$7	$9
Interest cost	20	19
Expected return on plan assets	(22)	(25)
Amortization of prior service credit	(1)	—
Amortization of actuarial loss	8	7
Net periodic pension benefit cost	$12	$10

Components of net periodic other postretirement benefit credit:
Service cost	$1	$3
Interest cost	3	6
Expected return on plan assets	(4)	(7)
Amortization of prior service credit	(8)	(5)
Amortization of actuarial loss	1	1
Net periodic other postretirement benefit credit	$(7)	$(2)
The Company contributed $7 million for the funding of its defined benefit pension plans for the three months ended March 31, 2019, and made no funding contributions for the three months ended March 31, 2018. The Company made no contributions for the funding of its other postretirement benefit plans for each of the three months ended March 31, 2019 and 2018. The Company expects to make pension contributions to the plan trusts of up to $24 million during the remainder of 2019.
Note 9: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of March 31, 2019, the Company has accrued approximately $28 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $24 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 9—Commitments and Contingencies, will not have a material adverse effect on the Company.
West Virginia Elk River Freedom Industries Chemical Spill
On June 8, 2018, the U.S. District Court for the Southern District of West Virginia granted final approval of a settlement class and global class action settlement (the “Settlement”) for all claims and potential claims by all putative class members (collectively, the “Plaintiffs”) arising out of the January 2014 Freedom Industries, Inc. chemical spill in West Virginia. The effective date of the Settlement was July 16, 2018.
Under the terms and conditions of the Settlement, West Virginia-American Water Company (“WVAWC”) and certain other Company affiliated entities (collectively, the “American Water Defendants”) did not admit, and will not admit, any fault or liability for any of the allegations made by the Plaintiffs in any of the actions that were resolved. Under federal class action rules, claimants had the right, until December 8, 2017, to elect to opt out of the final Settlement. Less than 100 of the estimated 225,000 putative class members elected to opt out from the Settlement, and these claimants will not receive any benefit from or be bound by the terms of the Settlement.
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

The aggregate pre-tax amount contributed by WVAWC of the $126 million Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of March 31, 2019, $15 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $15 million in offsetting insurance receivables has been reflected in other current assets, each on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of March 31, 2019 reflects: (i) payments of $15 million made by WVAWC during the first quarter of 2019 under the terms of the Settlement; and (ii) an additional $10 million reduction in the liability, $6 million of which was also reflected as a reduction to the offsetting insurance receivable reflected in other current assets. The Company has funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of WVAWC’s West Relay pumping station located in the City of Dunbar. The failure of the main caused water outages and low pressure for up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking but the water main was usable until June 29, 2015 to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was completed safely on June 30, 2015. Water service was fully restored by July 1, 2015 to all customers affected by this event.
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
In October 2017, WVAWC filed with the court a motion seeking to dismiss all of the plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserted that the Public Service Commission of West Virginia, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. On May 30, 2018, the court, at a hearing, denied WVAWC’s motion to apply the primary jurisdiction doctrine, and on October 11, 2018, the court issued a written order to that effect. On February 21, 2019, the court issued an order denying WVAWC’s motion to dismiss the plaintiffs’ tort claims. The court has requested the parties submit a scheduling order with a trial date of August 26, 2019, and WVAWC has sought to prevent further discovery while its motion to dismiss is pending.
The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint. WVAWC is vigorously defending itself against these allegations. Given the current stage of this proceeding, the Company cannot reasonably estimate the amount of any reasonably possible losses or a range of such losses related to this proceeding.
Note 10: Earnings per Common Share
The following table provides a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to common shareholders	$113	$106

Denominator:
Weighted-average common shares outstanding—Basic	181	178
Effect of dilutive common stock equivalents	—	1
Weighted-average common shares outstanding—Diluted	181	179
The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units and performance stock units granted under the Company’s 2007 and 2017 Omnibus Equity Compensation Plans, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three months ended March 31, 2019 and 2018 because their effect would have been anti-dilutive under the treasury stock method.

Note 11: Fair Value of Financial Information
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
The following tables provide the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting and a fair value adjustment related to interest rate swap fair value hedges (classified as Level 2 in the fair value hierarchy), and the fair values of the financial instruments:

	Carrying Amount	At Fair Value as of March 31, 2019
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$7	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	7,628	6,061	436	1,780	8,277

	Carrying Amount	At Fair Value as of December 31, 2018
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$8	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	7,638	5,760	433	1,728	7,921

Recurring Fair Value Measurements
The following tables provide assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

	At Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$23	$—	$—	$23
Rabbi trust investments	15	—	—	15
Deposits	8	—	—	8
Other investments	5	—	—	5
Total assets	51	—	—	51

Liabilities:
Deferred compensation obligations	19	—	—	19
Mark-to-market derivative liabilities	—	34	—	34
Total liabilities	19	34	—	53
Total assets (liabilities)	$32	$(34)	$—	$(2)

	At Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	15	—	—	15
Deposits	3	—	—	3
Other investments	3	—	—	3
Total assets	50	—	—	50

Liabilities:
Deferred compensation obligations	17	—	—	17
Mark-to-market derivative liabilities	—	14	—	14
Total liabilities	17	14	—	31
Total assets (liabilities)	$33	$(14)	$—	$19
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations, maintenance and repair projects. Long-term restricted funds of $1 million and $1 million were included in other long-term assets on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.
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
Note 12: Leases
On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842), and all related amendments (collectively, the “Standard”). The Company implemented the guidance in the Standard using the modified retrospective approach and applied the optional transition method which allowed entities to apply the new Standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this approach, prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods. The Standard includes practical expedients which relate to the identification and classification of leases that commenced before the adoption date, initial direct costs for leases that commenced before the adoption date, the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset and the ability to carry forward accounting treatment for existing land easements. The Company has made an accounting policy election not to include leases with a lease term of twelve months or less in the adoption of the Standard.
Adoption of the Standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities as of January 1, 2019 of approximately $117 million and $115 million, respectively. The difference between the ROU assets and operating lease liabilities was recorded as an adjustment to retained earnings. The Standard did not materially impact the Company’s consolidated results of operations and had no impact on cash flows.
The Company’s ROU assets represent the right to use an underlying asset for the lease term and the Company’s lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are generally recognized at the commencement date based on the present value of discounted lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of discounted lease payments. The implicit rate is used when readily determinable. ROU assets also include any upfront lease payments and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued liabilities and operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets.
The Company has lease agreements with lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) and non-lease components (e.g., common-area maintenance costs), which are generally accounted for separately; however, the Company accounts for the lease and non-lease components as a single lease component for certain leases. Additionally, the Company applies a portfolio approach to effectively account for the ROU assets and lease liabilities.
The Company has operating and finance leases involving real property including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s ROU assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles, and equipment will expire over the next 40 years, seven years, and five years, respectively. Certain lease agreements include variable rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.

The Company also enters into operation and maintenance (“O&M”) agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $4 million in 2019 through 2023, and $59 million thereafter, are included in operating lease right-of-use assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases were $4 million for the three months ended March 31, 2019.
The following table provides supplemental cash flow information for the three months ended March 31, 2019:

Amount
Cash paid for amounts in lease liabilities (a)	$4
Right-of-use assets obtained in exchange for new operating lease liabilities	119

(a)	Includes operating and financing cash flows from operating and finance leases.
The following table provides the weighed-average remaining lease terms and weighted-average discount rates for finance and operating leases:

As of March 31, 2019
Weighted-average remaining lease term:
Finance lease	7 years
Operating leases	18 years

Weighted-average discount rate:
Finance lease	12%
Operating leases	4%
The following table provides future maturities of lease liabilities at March 31, 2019:

Amount
2019	$13
2020	16
2021	13
2022	12
2023	8
Thereafter	106
Total lease payments	168
Imputed interest	(54)
Total	$114
The following table provides the minimum annual future rental commitment as of December 31, 2018 under operating leases that have initial or remaining non-cancelable lease terms over the next five years and thereafter:

Amount
2019	$17
2020	15
2021	12
2022	11
2023	6
Thereafter	80
Total	$141

Note 13: Segment Information
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
The following tables provide summarized segment information:

	As of or for the Three Months Ended March 31, 2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$685	$134	$(6)	$813
Depreciation and amortization	130	9	5	144
Total operating expenses, net	470	108	(3)	575
Interest, net	(73)	1	(21)	(93)
Income before income taxes	150	27	(25)	152
Provision for income taxes	40	7	(8)	39
Net income attributable to common shareholders	110	20	(17)	113
Total assets	18,937	1,019	1,508	21,464
Capital expenditures	315	4	7	326

	As of or for the Three Months Ended March 31, 2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$666	$100	$(5)	$761
Depreciation and amortization	122	4	3	129
Total operating expenses, net	462	86	(4)	544
Interest, net	(69)	1	(16)	(84)
Income before income taxes	142	16	(18)	140
Provision for income taxes	38	4	(8)	34
Net income attributable to common shareholders	104	12	(10)	106
Total assets	17,817	604	1,307	19,728
Capital expenditures	330	6	28	364

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and in our Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Forward-Looking Statements,” and elsewhere in this Form 10-Q.
Overview
American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. Our primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as our “Regulated Businesses.” Services provided by our utilities are generally subject to economic regulation by certain state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs” or “Regulators”). We also operate market-based businesses that provide a broad range of related and complementary water, wastewater and other services to residential and smaller commercial customers, the U.S. government on military installations and shale natural gas exploration and production companies, as well as municipalities, utilities and industrial customers, collectively presented as our “Market-Based Businesses.” These businesses are not subject to economic regulation by state PUCs. See Part I, Item 1—Business in our Form 10-K for additional information.
Operating Highlights

•	A settlement in our West Virginia subsidiary’s general rate case filing was approved, authorizing additional annualized revenues of $19 million, effective February 25, 2019.

•
During 2019, we closed on the acquisition of five regulated water and wastewater systems adding 4,700 customers, including three acquisitions during the first quarter of 2019 for an aggregate purchase price of $22 million.

•
Since the launch of our partnership with the Philadelphia Energy Authority during the fourth quarter of 2018, our Homeowner Services Group has added approximately 103,000 new customer contracts, including approximately 76,000 during the first quarter of 2019.

Financial Results
The following table provides our diluted earnings per share, as determined in accordance with accounting principles generally accepted in the United States (“GAAP”), and our adjusted diluted earnings per share (a non-GAAP measure):

	For the Three Months Ended March 31,
	2019	2018
Diluted earnings per share (GAAP):
Net income attributable to common shareholders	$0.62	$0.59
Adjustment:
Freedom Industries liability reduction	(0.02)	—
Income tax impact	0.01	—
Net adjustment	(0.01)	—
Adjusted diluted earnings per share (non-GAAP)	$0.61	$0.59
For the three months ended March 31, 2019, diluted earnings per share (GAAP) were $0.62, an increase of $0.03 per diluted share, or 5.1% compared to the prior year, which includes the item presented in the table above and discussed in greater detail in the “Adjustment to GAAP” section below.
Excluding the item presented in the table above, adjusted diluted earnings per share (non-GAAP) were $0.61 for the three months ended March 31, 2019, an increase of $0.02 per diluted share, or 3.4% compared to the prior year.

These results were driven by continued growth in our Regulated Businesses from infrastructure investment, acquisitions and organic growth, combined with growth in our Market-Based Businesses from our Homeowner Services Group’s 2018 acquisition of Pivotal Home Solutions (“Pivotal”) and from our Military Services Group’s addition of two new military contracts in 2018. These increases were partially offset by higher interest expense to support growth in the business.
Adjustment to GAAP
Adjusted diluted earnings per share represents a non-GAAP financial measure and is calculated as GAAP diluted earnings per share, excluding the 2019 first quarter impact of the reduction in the Company’s portion of the liability related to the Freedom Industries chemical spill settlement in West Virginia not subject to an offsetting insurance receivable. See Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information.
We believe that this non-GAAP measure provides investors with useful information by excluding certain matters that may not be indicative of our ongoing operating results, and that providing this non-GAAP measure will allow investors to understand better our businesses’ operating performance and facilitate a meaningful year-to-year comparison of our results of operations. Although management uses this non-GAAP financial measure internally to evaluate our results of operations, we do not intend results reflected by the non-GAAP measure to represent results as defined by GAAP, and the reader should not consider them as indicators of performance. This non-GAAP financial measure is derived from our consolidated financial information but is not presented in our financial statements prepared in accordance with GAAP. This measure should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, this non-GAAP financial measure as defined and used above may not be comparable to similarly titled non-GAAP measures used by other companies, and, accordingly, it may have significant limitations on its use.
Focusing on Central Themes
In 2019, our strategy, which is driven by our vision and values, will continue to be anchored on our five central themes: (i) safety; (ii) customer; (iii) people; (iv) growth; and (v) operational excellence. We continue to focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our shareholders. Additionally, we continue to execute on our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made during the first three months of 2019 with respect to growth and operational excellence is described below.
Growth—We continue to grow our business through continued capital investment in our infrastructure and regulated acquisitions
During the first three months of 2019, we made capital investments of approximately $337 million, the majority of which was in our Regulated Businesses for infrastructure improvements. For the full year of 2019, our capital investments, including acquisitions, are expected to be in the range of $1.7 billion to $1.8 billion.
During 2019, we have added approximately 4,700 water and wastewater customers through closed acquisitions in our Regulated Businesses. We currently have entered into agreements for pending acquisitions in our Regulated Businesses to add approximately 61,500 additional customers.
Operational Excellence—We continue to strive for industry-leading operational efficiency
Our adjusted O&M efficiency ratio, which we use as a measure of the operating performance of our Regulated Businesses, was 35.5% for the twelve months ended March 31, 2019, as compared to 35.6% for the twelve months ended March 31, 2018, with all periods prior to January 1, 2018 presented on a pro forma basis to include the estimated impact of the TCJA on operating revenues. The improvement in this ratio was primarily due to an increase in operating revenues from our Regulated Businesses.
Our adjusted O&M efficiency ratio is defined as the operation and maintenance expenses from our Regulated Businesses, divided by the pro forma operating revenues from our Regulated Businesses, where both operation and maintenance expenses and pro forma operating revenues were adjusted to eliminate purchased water expense. Additionally, from operation and maintenance expenses, we excluded the allocable portion of non-operation and maintenance support services costs, mainly depreciation and general taxes, which are reflected in our Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, are categorized within other line items in the accompanying Consolidated Statements of Operations.

In addition to the adjustments discussed above, for period-to-period comparability purposes, we have presented the estimated impact of the TCJA on operating revenues for our Regulated Businesses on a pro forma basis for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods (see the “Tax Matters” section below for additional information). We also made the following adjustments to our O&M efficiency ratio: (i) excluded from operation and maintenance expenses, the impact of certain Freedom Industries chemical spill settlement activities recognized in 2017 and 2018, and the impact of the reduction of the liability related to the Freedom Industries chemical spill settlement recognized in the first quarter of 2019 (see Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements and “—Financial Results—Adjustments to GAAP” above for additional information); and (ii) excluded from operation and maintenance expenses, the impact of the Company’s January 1, 2018 adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) for 2017, 2018 and 2019 (see Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K for additional information). We excluded the items discussed above from the calculation as we believe such items are not reflective of management’s ability to increase the efficiency of our Regulated Businesses.
We evaluate our operating performance using this ratio, and believe it is useful to investors, because it directly measures improvement in the efficiency of our Regulated Businesses. This information is derived from our consolidated financial information but is not presented in our financial statements prepared in accordance with GAAP. This information is intended to enhance an investor’s overall understanding of our operating performance. Our adjusted O&M efficiency ratio is not an accounting measure that is based on GAAP, may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this Form 10-Q.

The following table provides the calculation of our adjusted O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of our adjusted O&M efficiency ratio:

	For the Twelve Months Ended March 31,
(Dollars in millions)	2019	2018
Total operation and maintenance expenses (a)	$1,496	$1,382
Less:
Operation and maintenance expenses—Market-Based Businesses	380	329
Operation and maintenance expenses—Other (a)	(43)	(48)
Total operation and maintenance expenses—Regulated Businesses (a)	1,159	1,101
Less:
Regulated purchased water expenses	131	131
Allocation of non-operation and maintenance expenses	32	30
Impact of Freedom Industries settlement activities (b)	(24)	(22)
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,020	$962

Total operating revenues	$3,493	$3,362
Less:
Pro forma adjustment for impact of the TCJA (c)	—	129
Total pro forma operating revenues	3,493	3,233
Less:
Operating revenues—Market-Based Businesses	511	419
Operating revenues—Other	(21)	(22)
Total pro forma operating revenues—Regulated Businesses	3,003	2,836
Less:
Regulated purchased water revenues (d)	131	131
Adjusted pro forma operating revenues—Regulated Businesses (ii)	$2,872	$2,705

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	35.5%	35.6%

(a)	Includes the impact of the Company’s adoption of ASU 2017-07 on January 1, 2018.

(b)
Includes the impact of settlements in 2017 and 2018 with two of our general liability insurance carriers, and the reduction of the liability related to the Freedom Industries chemical spill in the first quarter of 2019.

(c)
Includes the estimated impact of the TCJA on operating revenues for our Regulated Businesses for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods.

(d)	The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
The following table provides annualized incremental revenues resulting from general rate case and infrastructure surcharge authorizations that became effective during the three months ended March 31, 2019, assuming a constant water sales volume:

(In millions)	For the Three Months Ended March 31, 2019
General rate cases by state:
West Virginia (effective February 25, 2019)	$19
Maryland (effective February 5, 2019)	1
Total general rate cases	$20

Infrastructure surcharges by state:
Illinois (effective January 1, 2019)	$8
West Virginia (effective January 1, 2019)	2
Total infrastructure surcharges	$10
On April 1, 2019, our Pennsylvania subsidiary’s infrastructure surcharge filing became effective, authorizing additional annualized revenues of $2 million. Also effective on April 1, 2019 were $4 million of additional annualized revenues, awarded as part of our New York subsidiary’s most recent general rate case.
Pending General Rate Case Filings
Our California subsidiary is expected to file, on May 1, 2019, a preliminary application requesting additional annualized revenues. On March 27, 2019, our California subsidiary filed for the second rate year (2019) step increase associated with its most recent general rate case authorization, requesting $4 million in additional annualized revenues.
On March 18, 2019, our Indiana subsidiary filed a joint settlement agreement with all major parties with respect to its general rate case filing. The settlement agreement would provide for additional annualized revenues of $4 million in the first rate year and an additional $14 million for the second rate year, and is subject to the Indiana Utility Regulatory Commission’s approval.
In 2018, our Kentucky and Virginia subsidiaries filed general rate cases requesting $20 million and $5 million in additional annualized revenues, respectively.
There is no assurance that all or any portion of these requests will be granted.
Pending Infrastructure Surcharge Filings
The following table provides our pending infrastructure surcharge filings:

(In millions)	Date Filed	Amount
Pending infrastructure surcharge filings by state:
Missouri	February 20, 2019	$8
Tennessee	November 16, 2018	2
Total pending infrastructure surcharge filings		$10
There is no assurance that all or any portion of these requests will be granted.

Tax Matters
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, and certain other provisions related specifically to the public utility industry, including continuation of interest expense deductibility, the exclusion from utilizing bonus depreciation and the normalization of deferred income taxes. On March 23, 2018, President Trump signed the Consolidated Appropriations Act of 2018 (the “CAA”). The CAA corrects and clarifies some aspects of the TCJA related to bonus depreciation eligibility. Specifically, property that was either acquired, or the construction began prior to September 27, 2017, is eligible for bonus depreciation. The Company had a federal net operating loss carryover balance as of December 31, 2018 that is not expected to be fully utilized until 2020, which is when it will become a cash taxpayer for federal income tax purposes.
The enactment of the TCJA required a re-measurement of our deferred income taxes that materially impacted our 2017 results of operations and financial position. The portion of this re-measurement related to our Regulated Businesses was substantially offset by a regulatory liability, as we believe it is probable that the deferred income tax excesses created by the TCJA will benefit our regulated customers in future rates. In 2018, the Company’s 14 regulatory jurisdictions began to consider the impacts of the TCJA. The Company has adjusted customer rates to reflect the lower income tax rate in 10 states. In one of those 10 states, a portion of the tax savings is being used to reduce certain regulatory assets. In one additional state, we are using the tax savings to offset additional capital investment and to reduce a regulatory asset. Proceedings in the other three jurisdictions remain pending. With respect to excess accumulated deferred income taxes, regulators in the eight states that have considered the issue have agreed with our overall timeline of passing the excess back to customers beginning no earlier than 2019, the timing and extent of which is subject to regulatory review and approval. We expect the ability to produce the normalization schedule using the average rate assumption method by the end of the second quarter of 2019. In one of those states, we will use the amortization of the excess accumulated deferred income taxes to offset future infrastructure investments.
Condemnation and Eminent Domain
All or portions of our Regulated Businesses’ utility assets could be acquired by state, municipal or other government entities through one or more of the following methods: (i) eminent domain (also known as condemnation); (ii) the right of purchase given or reserved by a municipality or political subdivision when the original certificate of public convenience and necessity (“CPCN”) was granted; and (iii) the right of purchase given or reserved under the law of the state in which the utility subsidiary was incorporated or from which it received its CPCN. The acquisition consideration related to such a proceeding initiated by a local government may be determined consistent with applicable eminent domain law, or may be negotiated or fixed by appraisers as prescribed by the law of the state or in the particular CPCN.
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
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against our Illinois subsidiary in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. A jury trial will take place to establish the value of the pipeline. The parties have filed with the court updated valuation reports. Although the date of the valuation trial has not currently been scheduled, it is likely to commence in the first quarter of 2020.
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

Consolidated Results of Operations
The following table provides our consolidated results of operations and the ensuing discussions provide explanation for the material variances:

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
(Dollars in millions)
Operating revenues	$813	$761	$52	6.8%
Operating expenses:
Operation and maintenance	365	347	18	5.2%
Depreciation and amortization	144	129	15	11.6%
General taxes	69	70	(1)	(1.4)%
(Gain) on asset dispositions and purchases	(3)	(2)	(1)	50.0%
Total operating expenses, net	575	544	31	5.7%
Operating income	238	217	21	9.7%
Other income (expense):
Interest, net	(93)	(84)	(9)	10.7%
Non-operating benefit costs, net	4	3	1	33.3%
Other, net	3	4	(1)	(25.0)%
Total other income (expense)	(86)	(77)	(9)	11.7%
Income before income taxes	152	140	12	8.6%
Provision for income taxes	39	34	5	14.7%
Net income attributable to common shareholders	$113	$106	$7	6.6%
For the three months ended March 31, 2019, net income attributable to common shareholders increased $7 million, or 6.6%, primarily due to continued growth in our Regulated Businesses, driven by infrastructure investment, acquisitions and organic growth, combined with growth in our Market-Based Businesses from our Homeowner Services Group’s 2018 acquisition of Pivotal and from our Military Services Group’s addition of two new military contracts in 2018. These increases were partially offset by higher interest expense to support growth in the business.
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

Regulated Businesses Segment
The following table provides financial information for our Regulated Businesses:

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
(Dollars in millions)
Operating revenues	$685	$666	$19	2.9%
Operation and maintenance	278	278	—	—%
Depreciation and amortization	130	122	8	6.6%
General taxes	64	65	(1)	(1.5)%
Other income (expenses)	(65)	(63)	(2)	3.2%
Income before income taxes	150	142	8	5.6%
Provision for income taxes	40	38	2	5.3%
Net income attributable to common shareholders	110	104	6	5.8%
Operating Revenues
The following tables provide information regarding the main components of our Regulated Businesses’ operating revenues and the ensuing discussions provide explanation for the material variances:

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
(Dollars in millions)
Water services:
Residential	$378	$368	$10	2.7%
Commercial	136	133	3	2.3%
Fire service	34	34	—	—%
Industrial	32	31	1	3.2%
Public and other	52	49	3	6.1%
Total water services	632	615	17	2.8%
Wastewater services	40	38	2	5.3%
Other (a)	13	13	—	—%
Total operating revenues	$685	$666	$19	2.9%

(a)	Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
(Gallons in millions)
Billed water services volumes:
Residential	35,767	37,455	(1,688)	(4.5)%
Commercial	17,436	17,747	(311)	(1.8)%
Industrial	8,645	9,024	(379)	(4.2)%
Fire service, public and other	11,091	11,580	(489)	(4.2)%
Billed water services volumes	72,939	75,806	(2,867)	(3.8)%
For the three months ended March 31, 2019, operating revenues increased $19 million, or 2.9%, primarily due to a:

•	$30 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; and

•	$3 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; partially offset by a

•	$10 million decrease from lower water services demand, primarily in our New Jersey, Missouri and California subsidiaries; and

•
$4 million decrease resulting from our Missouri subsidiary’s 2018 general rate case decision authorizing the adjustment of customer rates, effective May 28, 2018, to reflect the income tax savings resulting from the TCJA.

Operation and Maintenance
The following table provides information regarding the main components of our Regulated Businesses’ operating and maintenance expense and the ensuing discussions provide explanation for the material variances:

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
(Dollars in millions)
Production costs	$69	$69	$—	—%
Employee-related costs	117	117	—	—%
Operating supplies and services	55	48	7	14.6%
Maintenance materials and supplies	19	22	(3)	(13.6)%
Customer billing and accounting	11	10	1	10.0%
Other	7	12	(5)	(41.7)%
Total	$278	$278	$—	—%
For the three months ended March 31, 2019, operation and maintenance expense remained consistent primarily due to a:

•	$3 million decrease in maintenance materials and supplies from a higher volume of main breaks and paving expense in the first quarter of 2018, driven by the colder weather experienced; and

•
$5 million decrease in other operation and maintenance expense primarily due to $4 million associated with the reduction of the liability related to the Freedom Industries chemical spill in West Virginia in the first quarter of 2019 (see Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information); partially offset by a

•
$7 million increase in operating supplies and services from higher costs from temporary workers as a result of various initiatives in our technology support services, as well as an increase in other operating expenses.

Depreciation and Amortization
For the three months ended March 31, 2019, depreciation and amortization increased $8 million, or 6.6%, primarily due to additional utility plant placed in service.
Market-Based Businesses
The following table provides financial information for our Market-Based Businesses and the ensuing discussions provide explanation for the material variances:

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
(Dollars in millions)
Operating revenues	$134	$100	$34	34.0%
Operation and maintenance	98	80	18	22.5%
Depreciation and amortization	9	4	5	125.0%
Income before income taxes	27	16	11	68.8%
Provision for income taxes	7	4	3	75.0%
Net income attributable to common shareholders	20	12	8	66.7%

Operating Revenues
For the three months ended March 31, 2019, operating revenues increased $34 million, or 34.0%, primarily due to a:

•	$35 million increase in our Homeowner Services Group from contract growth, including $31 million from the acquisition of Pivotal in the second quarter of 2018; and

•
$5 million increase in our Military Services Group related to the addition of two new contracts in 2018 (Wright-Patterson Air Force Base and Fort Leonard Wood), as well as increased capital work at Vandenberg Air Force Base; partially offset by a

•	$7 million decrease in our Contract Services Group from the sale of the majority of our O&M contracts to subsidiaries of Veolia Environnement S.A. in the third quarter of 2018.
Operation and Maintenance
For the three months ended March 31, 2019, operation and maintenance expense increased $18 million, or 22.5%, primarily due to a:

•	$22 million increase in our Homeowner Services Group largely from the acquisition of Pivotal in the second quarter of 2018, as well as contract growth; and

•	$2 million increase in our Military Services Group from the addition of two new military contracts in 2018, as discussed above; partially offset by an

•	$8 million decrease in our Contract Services Group from the sale of the majority of our O&M contracts in the third quarter of 2018.
Depreciation and Amortization
For the three months ended March 31, 2019, depreciation and amortization increased $5 million, or 125%, primarily due to the addition of property, plant and equipment and intangible assets from the acquisition of Pivotal in the second quarter of 2018.
Liquidity and Capital Resources
For a general overview of our sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Form 10-K.
We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the American Water Capital Corp. (“AWCC”) revolving credit facility. The revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. On April 9, 2019, the termination date of the credit agreement with respect to AWCC’s $2.25 billion revolving credit facility was extended pursuant to the terms of the credit agreement from March 21, 2023 to March 21, 2024. The facility is used principally to support AWCC’s commercial paper program and to provide a sub-limit of up to $150 million for letters of credit. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million, and to request extensions of its expiration date for up to two, one-year periods. As of March 31, 2019, AWCC had no outstanding borrowings and $80 million of outstanding letters of credit under the revolving credit facility, with $2.17 billion available to fulfill our short-term liquidity needs and to issue letters of credit. We regularly evaluate the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in our revolving credit facility.
In order to meet our short-term liquidity needs, we, through AWCC, issue commercial paper, which is supported by our revolving credit facility. The maximum aggregate principal amount of short-term borrowings authorized for issuance under its commercial paper program is $2.10 billion. As of March 31, 2019, the revolving credit facility supported $1.2 billion in outstanding commercial paper. We believe that our ability to access the capital markets, our revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the revolving credit facility, or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.
On January 8, 2019, we entered into an additional forward starting swap agreement, with a notional amount of $150 million, to reduce interest rate exposure on debt expected to be issued in 2019. This forward starting swap agreement terminates in December 2019, and has an average fixed rate of 2.76%. We have designated this forward starting swap agreement as a cash flow hedge, with its fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. The following table provides a summary of the major items affecting our cash flows provided by our operating activities:

	For the Three Months Ended March 31,
	2019	2018
(In millions)
Net income	$113	$106
Add (less):
Depreciation and amortization	144	129
Deferred income taxes and amortization of investment tax credits	35	33
Other non-cash activities (a)	(22)	(1)
Changes in working capital (b)	(95)	(48)
Pension and postretirement healthcare contributions	(7)	—
Net cash flows provided by operations	$168	$219

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
For the three months ended March 31, 2019, cash flows from operating activities decreased $51 million compared to the same period in 2018, primarily due the change in other non-cash activities, an increase in pension healthcare contributions and changes in working capital. The changes in working capital were primarily the result of the following: (i) a decrease in unbilled revenues as a result of our Military Services Group achieving significant capital project milestones at the end of 2018; (ii) a change in the timing of interest payments associated with the debt offering we entered in to during the third quarter of 2018; and (iii) timing of accounts payable and accrued liabilities. Partially offsetting these decreases is the increase in net income. The main factors contributing to the net income increase are described in this section under “Consolidated Results of Operations.”
Cash Flows Used in Investing Activities
The following table provides a summary of the major items affecting our cash flows used in investing activities:

	For the Three Months Ended March 31,
	2019	2018
(In millions)
Net capital expenditures	$(326)	$(364)
Acquisitions	(22)	(8)
Other investing activities, net (a)	(3)	(14)
Net cash flows used in investing activities	$(351)	$(386)

(a)	Includes removal costs from property, plant and equipment retirements and proceeds from sale of assets.
For the three months ended March 31, 2019, cash used in investing activities decreased primarily due to the timing of payments for capital expenditures, partially offset by increased cash used for acquisitions during 2019. We expect to make total investments in the range of $1.7 billion to $1.8 billion in 2019 for capital expenditures and acquisitions.

Cash Flows Provided by Financing Activities
The following table provides a summary of the major items affecting our cash flows provided by financing activities:

	For the Three Months Ended March 31,
	2019	2018
(In millions)
Proceeds from long-term debt	$2	$10
Repayments of long-term debt	(12)	(6)
Net proceeds from short-term borrowings	237	278
Dividends paid	(82)	(74)
Anti-dilutive stock repurchases	(36)	(45)
Other financing activities, net (a)	1	3
Net cash flows provided by financing activities	$110	$166

(a)
Includes proceeds from issuances of common stock under various employee stock plans and our dividend reinvestment plan, net of taxes paid, and advances and contributions for construction, net of refunds.

For the three months ended March 31, 2019, the decrease in cash flows provided by financing activities, as compared to the same period in 2018, was primarily due to a decrease in cash used for short-term borrowings. Short-term borrowings for the three months ended March 31, 2019 were used to fund the growth of our Regulated Businesses, pay dividends and repay long-term debt.
Credit Facilities and Short-Term Debt
The following table provides the aggregate credit facility commitments, letter of credit sub-limit under the revolving credit facility and commercial paper limit, as well as the available capacity for each as of March 31, 2019:

	Credit Facilities Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
(In millions)
March 31, 2019	$2,262	$2,181	$150	$70	$2,100	$898
The weighted-average interest rate on AWCC short-term borrowings for the three months ended March 31, 2019 and 2018 was approximately 2.76% and 1.88%, respectively.
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
Covenants in certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On March 31, 2019, our ratio was 0.60 to 1.00 and therefore we were in compliance with the covenants.
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

The following table presents our long-term and short-term credit rating and rating outlook as of May 1, 2019:

Securities	Moody's Investors Service	Standard & Poor's Ratings Service
Rating Outlook	Stable	Stable
Senior unsecured debt	Baa1	A
Commercial paper	P-2	A-1
On April 1, 2019, Moody’s Investors Service changed the Company’s senior unsecured debt rating to Baa1, from A3, with a stable outlook. The Company’s commercial paper rating remained unchanged.
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
Dividends
For discussion of our dividends see Note 5—Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information.
Application of Critical Accounting Policies and Estimates
Our financial condition, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Form 10-K for a discussion of our critical accounting policies. Additionally, see Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for updates to our significant accounting policies previously disclosed in our Form 10-K.
Recent Accounting Standards
See Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of new accounting standards recently adopted or pending adoption.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of our exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our Form 10-K. Except as described below, there have been no significant changes to our exposure to market risk since December 31, 2018.
On January 8, 2019, we entered into an additional forward starting swap agreement, with a notional amount of $150 million, to reduce interest rate exposure on debt expected to be issued in 2019. This forward starting swap agreement terminates in December 2019, and has an average fixed rate of 2.76%. A hypothetical 1% adverse change in interest rates would result in a decrease in the fair value of our forward starting swaps of approximately $18 million at March 31, 2019.

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
Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
On June 4, 2018, the Company completed the acquisition of Pivotal. See Note 4—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in our Form 10-K for additional information. We began to integrate Pivotal into our internal control over financial reporting structure and expect to complete this integration by the end of the second quarter of 2019. We concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2019, other than changes resulting from the acquisition of Pivotal, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
Regional Desalination Project Litigation
Cal Am’s Action for Damages Following RDP Termination
On September 24, 2018, Cal Am filed a motion for summary judgment against MCWD. On February 15, 2019, the court granted Cal Am's motion. As a result of this decision, no claims remain pending against Cal Am in this action.
On January 22, 2019, RMC filed a motion for judgment on the pleadings against Cal Am. On February 25, 2019, the court granted RMC's motion as to Cal Am's tort claims. On April 8, 2019, Cal Am filed a writ with the California Court of Appeal challenging the trial court's ruling.
On March 1, 2019, MCWD filed a motion for summary judgment against Cal Am relating to Cal Am’s tort claims against it. A hearing on the motion is scheduled for May 15, 2019.
The parties have agreed to postpone the trial date in this matter until January 6, 2020.
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
The City of Marina and MCWD filed amended petitions for writ of review with the Supreme Court of California on February 22, 2019 and February 26, 2019, respectively. On April 2, 2019, Cal Am, the CPUC and the MPWMD filed answers to the petitions.
Coastal Development Permit Application
On March 7, 2019, the Planning Commission adopted a resolution denying Cal Am’s coastal development permit application. Cal Am appealed the Planning Commission's decision to the City Council, which set a public hearing on the appeal for April 30, 2019. On April 25, 2019, Cal Am submitted a letter to the City challenging the impartiality of the City and three of its council members with respect to the Water Supply Project. On April 29, 2019, the City informed Cal Am that it intended to proceed with the hearing with the participation of the challenged City Council members. As a result, on April 29, 2019, Cal Am notified the City that it was withdrawing its appeal, as Cal Am believes it could not receive a fair and impartial hearing before the City Council. Cal Am intends to file an appeal of the Planning Commission decision to the Coastal Commission, as permitted under the City’s code and the California Coastal Act.
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
Dunbar, West Virginia Water Main Break Class Action Litigation
On February 21, 2019, the West Virginia Circuit Court in Kanawha County issued an order denying WVAWC’s motion to dismiss plaintiffs’ tort claims.
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
The following table provides a summary of information about the shares of common stock purchased by the Company during the three months ended March 31, 2019:

	Total Number of Shares Purchased	Average Price per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares Available to be Purchased Under the Plan or Program
January 1 - January 31, 2019	—	—	—	5,490,000
February 1 - February 28, 2019	—	—	—	5,490,000
March 1 - March 31, 2019	350,000	$101.54	350,000	5,140,000
	350,000	$101.54	350,000

(a)	Average price paid per share includes brokerage fees and commissions incurred by the Company in connection with these repurchases.

(b)
From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2019, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description
3.1
Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).
*10.1	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant.
*10.2	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for certain executives).
*10.3	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for Chief Executive Officer, Chief Financial Officer and Chief Operating Officer).
*10.4	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for Loyd A. Warnock).
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for Radhakrishnan Swaminathan).
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-1.
*10.7	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-2.
*10.8	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-3.
*10.9	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A (for Loyd A. Warnock).
*10.10	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A (for Radhakrishnan Swaminathan).
*10.11	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-1.
*10.12	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-2.
*10.13	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-3.
*10.14	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B (for Loyd A. Warnock).
*10.15	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B (for Radhakrishnan Swaminathan).
*10.16	Second Amendment to the Pension Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, as amended and restated effective January 1, 2016.
10.17.1
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

*10.17.2
Extension Agreement, dated as of April 9, 2019, among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.18
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
*101
The following financial statements from American Water Works Company, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, filed with the Securities and Exchange Commission on May 1, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Shareholders’ Equity; and (vi) the Notes to Consolidated Financial Statements.

 *    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2019.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ SUSAN N. STORY
Susan N. Story President and Chief Executive Officer (Principal Executive Officer)
By	/s/ LINDA G. SULLIVAN
Linda G. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)