Form 10-Q
period 2019-06-30
American Water Works Company, Inc.
filed 2019-07-31
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(856) 955-4001
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	AWK	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 25, 2019
Common Stock, $0.01 par value per share	180,652,681

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.

i

FORWARD-LOOKING STATEMENTS
We have made statements in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: our future financial performance, including our operation and maintenance (“O&M”) efficiency ratio; our liquidity and future cash flows; our growth and portfolio optimization strategies; our projected capital expenditures and related funding requirements; our ability to repay debt; our projected strategy to finance current operations and growth initiatives; the outcome and impact of legal and similar governmental and regulatory proceedings and related potential fines, penalties and other sanctions; business process, technology improvement and other strategic initiatives; trends in our industry; regulatory, legislative, tax policy or legal developments; rate adjustments, including through general rate case filings, filings for infrastructure surcharges and filings to address regulatory lag; and impacts that the Tax Cuts and Jobs Act (the “TCJA”) may have on us and on our business, results of operations, cash flows and liquidity.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Property, plant and equipment	$23,355	$23,204
Accumulated depreciation	(5,557)	(5,795)
Property, plant and equipment, net	17,798	17,409
Current assets:
Cash and cash equivalents	64	130
Restricted funds	22	28
Accounts receivable, net	337	301
Unbilled revenues	179	186
Materials and supplies	48	41
Other	91	95
Total current assets	741	781
Regulatory and other long-term assets:
Regulatory assets	1,180	1,156
Operating lease right-of-use assets	112	—
Goodwill	1,575	1,575
Intangible assets	78	84
Postretirement benefit assets	168	155
Other	202	63
Total regulatory and other long-term assets	3,315	3,033
Total assets	$21,854	$21,223
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 185,742,324 and 185,367,158 shares issued, respectively)	$2	$2
Paid-in-capital	6,683	6,657
Accumulated deficit	(273)	(464)
Accumulated other comprehensive loss	(47)	(34)
Treasury stock, at cost (5,090,508 and 4,683,156 shares, respectively)	(338)	(297)
Total common shareholders' equity	6,027	5,864
Long-term debt	8,642	7,569
Redeemable preferred stock at redemption value	6	7
Total long-term debt	8,648	7,576
Total capitalization	14,675	13,440
Current liabilities:
Short-term debt	397	964
Current portion of long-term debt	25	71
Accounts payable	140	175
Accrued liabilities	429	556
Accrued taxes	61	45
Accrued interest	88	87
Other	177	196
Total current liabilities	1,317	2,094
Regulatory and other long-term liabilities:
Advances for construction	245	252
Deferred income taxes and investment tax credits	1,823	1,740
Regulatory liabilities	1,886	1,907
Operating lease liabilities	97	—
Accrued pension liabilities	398	390
Other	76	78
Total regulatory and other long-term liabilities	4,525	4,367
Contributions in aid of construction	1,337	1,322
Commitments and contingencies (See Note 9)
Total capitalization and liabilities	$21,854	$21,223
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues	$882	$853	$1,695	$1,614
Operating expenses:
Operation and maintenance	372	348	737	695
Depreciation and amortization	142	134	286	263
General taxes	72	69	141	139
(Gain) on asset dispositions and purchases	(6)	—	(9)	(2)
Total operating expenses, net	580	551	1,155	1,095
Operating income	302	302	540	519
Other income (expense):
Interest, net	(94)	(86)	(187)	(170)
Non-operating benefit costs, net	4	2	8	5
Other, net	15	4	18	8
Total other income (expense)	(75)	(80)	(161)	(157)
Income before income taxes	227	222	379	362
Provision for income taxes	57	60	96	94
Net income attributable to common shareholders	$170	$162	$283	$268

Basic earnings per share: (a)
Net income attributable to common shareholders	$0.94	$0.90	$1.56	$1.50
Diluted earnings per share:
Net income attributable to common shareholders	$0.94	$0.91	$1.56	$1.50
Weighted-average common shares outstanding:
Basic	181	179	181	179
Diluted	181	179	181	179

(a)	Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$170	$162	$283	$268
Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Amortization of actuarial loss, net of tax of $1 and $2 for the three months ended June 30, 2019 and 2018, respectively, and $1 for the six months ended June 30, 2019 and 2018	—	6	1	4
Foreign currency translation adjustment	(1)	—	(1)	—
Unrealized gain (loss) on cash flow hedges, net of tax of $1 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $(5) and $2 for the six months ended June 30, 2019 and 2018, respectively	1	—	(13)	6
Net other comprehensive income (loss)	—	6	(13)	10
Comprehensive income attributable to common shareholders	$170	$168	$270	$278
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$283	$268
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	286	263
Deferred income taxes and amortization of investment tax credits	85	82
Provision for losses on accounts receivable	10	12
Gain on asset dispositions and purchases	(9)	(2)
Pension and non-pension postretirement benefits	9	16
Other non-cash, net	(46)	(2)
Changes in assets and liabilities:
Receivables and unbilled revenues	(40)	(41)
Pension and postretirement benefit contributions	(14)	—
Accounts payable and accrued liabilities	(47)	(54)
Other assets and liabilities, net	(37)	(17)
Net cash provided by operating activities	480	525
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(712)	(739)
Acquisitions, net of cash acquired	(80)	(377)
Proceeds from sale of assets	16	7
Removal costs from property, plant and equipment retirements, net	(41)	(40)
Net cash used in investing activities	(817)	(1,149)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,184	15
Repayments of long-term debt	(146)	(119)
Net short-term borrowings with maturities less than three months	(568)	746
Proceeds from issuance of common stock	—	183
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $9 and $6 for the six months ended June 30, 2019 and 2018, respectively	6	6
Advances and contributions for construction, net of refunds of $17 and $16 for the six months ended June 30, 2019 and 2018, respectively	9	7
Debt issuance costs	(11)	—
Dividends paid	(173)	(155)
Anti-dilutive share repurchases	(36)	(45)
Net cash provided by financing activities	265	638
Net (decrease) increase in cash, cash equivalents and restricted funds	(72)	14
Cash, cash equivalents and restricted funds at beginning of period	159	83
Cash, cash equivalents and restricted funds at end of period	$87	$97
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$194	$180

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2018	185.4	$2	$6,657	$(464)	$(34)	(4.7)	$(297)	$5,864
Cumulative effect of change in accounting principle	—	—	—	(2)	—	—	—	(2)
Net income attributable to common shareholders	—	—	—	113	—	—	—	113
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	2	—	—	—	—	2
Stock-based compensation activity	0.2	—	8	—	—	(0.1)	(5)	3
Repurchases of common stock	—	—	—	—	—	(0.3)	(36)	(36)
Net other comprehensive loss	—	—	—	—	(13)	—	—	(13)
Balance as of March 31, 2019	185.6	$2	$6,668	$(353)	$(47)	(5.1)	$(338)	$5,932
Net income attributable to common shareholders	—	—	—	170	—	—	—	170
Direct stock reinvestment and purchase plan	—	—	2	—	—	—	—	2
Employee stock purchase plan	—	—	3	—	—	—	—	3
Stock-based compensation activity	0.1	—	10	—	—	—	—	10
Dividends ($0.50 declared per common share)	—	—	—	(90)	—	—	—	(90)
Balance as of June 30, 2019	185.7	$2	$6,683	$(273)	$(47)	(5.1)	$(338)	$6,027

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2017	182.5	$2	$6,432	$(723)	$(79)	(4.1)	$(247)	$5,385
Net income attributable to common shareholders	—	—	—	106	—	—	—	106
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	1	—	—	—	—	1
Stock-based compensation activity	0.2	—	4	—	—	(0.1)	(5)	(1)
Repurchases of common stock	—	—	—	—	—	(0.5)	(45)	(45)
Net other comprehensive income	—	—	—	—	4	—	—	4
Balance as of March 31, 2018	182.7	$2	$6,438	$(617)	$(75)	(4.7)	$(297)	$5,451
Net income attributable to common shareholders	—	—	—	162	—	—	—	162
Direct stock reinvestment and purchase plan	0.1	—	3	—	—	—	—	3
Employee stock purchase plan	0.1	—	3	—	—	—	—	3
Stock-based compensation activity	—	—	10	(1)	—	—	—	9
Issuance of common stock	2.3	—	183	—	—	—	—	183
Net other comprehensive income	—	—	—	—	6	—	—	6
Dividends ($0.455 declared per common share)	—	—	—	(81)	—	—	—	(81)
Balance as of June 30, 2018	185.2	$2	$6,637	$(537)	$(69)	(4.7)	$(297)	$5,736
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2019, and the results of operations and cash flows for all periods presented have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2019:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Accounting for Leases
Updated the accounting and disclosure guidance for leasing arrangements. Under this guidance, a lessee is required to recognize the following for all leases, excluding short-term leases, at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. A package of optional transition practical expedients allows an entity not to reassess under the new guidance: (i) whether any expired or existing contracts as of the adoption date are or contain leases; (ii) lease classification; and (iii) initial direct costs. Additional, optional transition practical expedients are available which allow an entity not to evaluate expired or existing land easements as of the adoption date if the easements were not previously accounted for as leases; and to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment in the opening balance of retained earnings in the period of adoption.
		January 1, 2019	Modified retrospective	See Note 12—Leases.
Targeted Improvements to Accounting for Hedging Activities
Updated the accounting and disclosure guidance for hedging activities, allowing for more financial and nonfinancial hedging strategies to be eligible for hedge accounting. Under this guidance, a qualitative effectiveness assessment is permitted for certain hedges if an entity can reasonably support an expectation of high effectiveness throughout the term of the hedge, provided that an initial quantitative test establishes that the hedge relationship is highly effective. Also, for cash flow hedges determined to be highly effective, all changes in the fair value of the hedging instrument will be recorded in other comprehensive income, with a subsequent reclassification to earnings when the hedged item impacts earnings.
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

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of June 30, 2019:

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
		January 1, 2020; early adoption permitted	Modified retrospective	The Company is evaluating the impact on the Consolidated Financial Statements.
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

Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended June 30:

	2019	2018
Cash and cash equivalents	$64	$68
Restricted funds	22	27
Restricted funds included in other long-term assets	1	2
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$87	$97

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

Presented in the table below are operating revenues disaggregated for the three months ended June 30, 2019:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$415	$—	$415
Commercial	153	—	153
Fire service	35	—	35
Industrial	34	—	34
Public and other	51	—	51
Total water services	688	—	688
Wastewater services:
Residential	28	—	28
Commercial	7	—	7
Public and other	5	—	5
Total wastewater services	40	—	40
Miscellaneous utility charges	8	—	8
Alternative revenue programs	—	17	17
Lease contract revenue	—	2	2
Total Regulated Businesses	736	19	755
Market-Based Businesses	132	—	132
Other	(5)	—	(5)
Total operating revenues	$863	$19	$882

(a)
Includes revenues associated with alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the six months ended June 30, 2019:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$793	$—	$793
Commercial	289	—	289
Fire service	69	—	69
Industrial	66	—	66
Public and other	96	—	96
Total water services	1,313	—	1,313
Wastewater services:
Residential	57	—	57
Commercial	14	—	14
Industrial	1	—	1
Public and other	8	—	8
Total wastewater services	80	—	80
Miscellaneous utility charges	18	—	18
Alternative revenue programs	—	24	24
Lease contract revenue	—	5	5
Total Regulated Businesses	1,411	29	1,440
Market-Based Businesses	266	—	266
Other	(10)	(1)	(11)
Total operating revenues	$1,667	$28	$1,695

(a)
Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s Market-Based Businesses, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts and home warranty protection program contracts, and are recognized as revenue when the associated performance obligations are satisfied. Contract assets are included in unbilled revenues and contract liabilities are included in other current liabilities on the Consolidated Balance Sheets as of June 30, 2019.

Presented in the table below are the changes in contract assets and liabilities for the six months ended June 30, 2019:

Amount
Contract assets:
Balance as of January 1, 2019	$14
Additions	11
Transfers to accounts receivable, net	(18)
Balance as of June 30, 2019	$7

Contract liabilities:
Balance as of January 1, 2019	$20
Additions	36
Transfers to operating revenues	(28)
Balance as of June 30, 2019	$28

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of June 30, 2019, the Company’s operation and maintenance and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2069 and have RPOs of $4.4 billion as of June 30, 2019, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2020 and 2038 and have RPOs of $571 million as of June 30, 2019, as measured by estimated remaining contract revenue.
Note 4: Acquisitions
During the six months ended June 30, 2019, the Company closed on the acquisition of nine regulated water and wastewater systems for a total aggregate purchase price of $80 million, including the acquisition of the City of Alton, Illinois’ regional wastewater system on June 27, 2019 for $55 million. Assets acquired from these acquisitions, principally utility plant, totaled $81 million, and liabilities assumed totaled $1 million. These acquisitions were predominately accounted for as business combinations, as the Company continues to grow its business through regulated acquisitions. The preliminary purchase price allocations related to acquisitions accounted for as business combinations will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.

Note 5: Shareholders' Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2019 and 2018, respectively:

	Defined Benefit Pension Plans			Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2018	$(102)	$1	$56	$1	$10	$(34)
Other comprehensive loss before reclassifications	—	—	—	—	(13)	(13)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	(1)	—	—
Net other comprehensive income (loss)	—	—	1	(1)	(13)	(13)
Balance as of June 30, 2019	$(102)	$1	$57	$—	$(3)	$(47)

Balance as of December 31, 2017	$(140)	$1	$49	$1	$10	$(79)
Other comprehensive income before reclassifications	—	—	—	—	6	6
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	—	4
Net other comprehensive income	—	—	4	—	6	10
Balance as of June 30, 2018	$(140)	$1	$53	$1	$16	$(69)

The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs has been capitalized as a regulatory asset. These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.
During the second quarter of 2019, the Company substantially exited its foreign operations in Canada due to a contract expiration in its Contract Services Group. As a result, the Company recognized a pre-tax gain of $1 million from cumulative foreign currency translation, and a corresponding change of accumulated other comprehensive loss.
The amortization of the gain (loss) on cash flow hedges is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.
Anti-Dilutive Stock Repurchase Program
During the six months ended June 30, 2019, the Company repurchased 0.4 million shares of its common stock in the open market at an aggregate cost of $36 million under the anti-dilutive stock repurchase program authorized by the Company’s Board of Directors in 2015. As of June 30, 2019, there were 5.1 million shares of common stock available for repurchase under the program.
Dividends
On June 4, 2019, the Company paid a cash dividend of $0.50 per share to shareholders of record as of May 13, 2019.
On July 26, 2019, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.50 per share, payable on September 4, 2019 to shareholders of record as of August 9, 2019. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.

Note 6: Long-Term Debt
Presented in the table below are issuances of long-term debt during the six months ended June 30, 2019:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Senior Notes—fixed rate	3.45%-4.15%	2029-2049	$1,100
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate (a)	0.00%-5.00%	2021-2047	4
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	3.00%	2039	80
Total issuances				$1,184

(a)	This debt relates to the New Jersey Environmental Infrastructure Financing Program.
Presented in the table below are retirements and redemptions of long-term debt through sinking fund provisions, optional redemptions or payment at maturity, during the six months ended June 30, 2019:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Senior Notes—fixed rate	7.21%	2019	$25
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-6.20%	2019-2048	85
Other American Water subsidiaries	Mortgage bonds—fixed rate	5.48%-9.13%	2019-2021	28
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Other American Water subsidiaries	Term loan	5.76%-5.81%	2021	6
Total retirements and redemptions				$146
On May 13, 2019, American Water Capital Corp. (“AWCC”) completed a $1.10 billion debt offering which included the sale of $550 million aggregate principal amount of its 3.45% Senior Notes due 2029 and $550 million aggregate principal amount of its 4.15% Senior Notes due 2049. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1.09 billion. AWCC used the net proceeds to: (i) lend funds to parent company and its regulated subsidiaries; (ii) repay $25 million principal amount of AWCC’s 7.21% Series I Senior Notes at maturity on May 19, 2019; (iii) repay $26 million aggregate principal amount of subsidiary debt at maturity during the second quarter of 2019; and (iv) repay AWCC’s commercial paper obligations, and for general corporate purposes.
On May 6, 2019, the Company terminated five forward starting swap agreements with an aggregate notional amount of $510 million, realizing a net loss of $30 million, to be amortized through interest, net over 10 and 30 year periods, in accordance with the terms of the new debt issued on May 13, 2019.
The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $3 million. The Company has designated these instruments as economic hedges, accounted for at fair value, with gains or losses recognized in interest, net. The gain recognized by the Company for the three and six months ended June 30, 2019 and 2018 was de minimis.
No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2019 and 2018.
Presented in the table below are the gross fair values of the Company’s derivative liabilities, as well as the location of the liability balances on the Consolidated Balance Sheets:

Derivative Instrument	Derivative Designation	Balance Sheet Classification	June 30, 2019	December 31, 2018
Liability derivative:
Forward starting swaps	Cash flow hedge	Other current liabilities	$—	$14

Note 7: Income Taxes
The Company’s effective income tax rate was 25.1% and 27.0% for the three months ended June 30, 2019 and 2018, respectively, and 25.3% and 26.0% for the six months ended June 30, 2019 and 2018, respectively. The decrease in the Company’s effective income tax rate during the three months ended June 30, 2019 was primarily due to the amortization of the excess accumulated deferred income taxes (“EADIT”) resulting from the Tax Cuts and Jobs Act (the “TCJA”), which began for three of the Company’s regulated subsidiaries in 2019, and unitary state adjustments recorded in 2018. The decrease in the Company’s effective income tax rate during the six months ended June 30, 2019 was primarily due to the amortization of the EADIT resulting from the TCJA, partially offset by changes in executive compensation and other deductions under the TCJA.
Note 8: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit cost (credit):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic pension benefit cost:
Service cost	$7	$8	$14	$17
Interest cost	21	19	41	38
Expected return on plan assets	(23)	(24)	(45)	(49)
Amortization of prior service credit	(1)	—	(2)	—
Amortization of actuarial loss	8	7	16	14
Net periodic pension benefit cost	$12	$10	$24	$20

Components of net periodic other postretirement benefit credit:
Service cost	$1	$2	$2	$5
Interest cost	4	5	7	11
Expected return on plan assets	(5)	(6)	(9)	(13)
Amortization of prior service credit	(9)	(4)	(17)	(9)
Amortization of actuarial loss	1	1	2	2
Net periodic other postretirement benefit credit	$(8)	$(2)	$(15)	$(4)

The Company contributed $7 million and $14 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2019, respectively, and made less than $1 million of funding contributions for the three and six months ended June 30, 2018. The Company made no contributions for the funding of its other postretirement benefit plans for each of the three and six months ended June 30, 2019 and 2018. The Company expects to make pension contributions to the plan trusts of up to $17 million during the remainder of 2019.
Note 9: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of June 30, 2019, the Company has accrued approximately $21 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $24 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 9—Commitments and Contingencies, will not have a material adverse effect on the Company.
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
The aggregate pre-tax amount contributed by WVAWC of the $126 million Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of June 30, 2019, $7 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $7 million in offsetting insurance receivables has been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of June 30, 2019 reflects $18 million of reductions in the liability during the first six months of 2019, $14 million of which was recorded as reductions to the offsetting insurance receivable reflected in other current assets. The Company has funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of WVAWC’s West Relay pumping station located in the City of Dunbar. The failure of the main caused water outages and low pressure for up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking, but the water main was usable until June 29, 2015 to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was completed safely on June 30, 2015. Water service was fully restored by July 1, 2015 to all customers affected by this event.
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
In October 2017, WVAWC filed with the court a motion seeking to dismiss all of the plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserted that the Public Service Commission of West Virginia, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. On May 30, 2018, the court, at a hearing, denied WVAWC’s motion to apply the primary jurisdiction doctrine, and on October 11, 2018, the court issued a written order to that effect. On February 21, 2019, the court issued an order denying WVAWC’s motion to dismiss the plaintiffs’ tort claims. The court requested that the parties submit a scheduling order with a trial date of August 26, 2019. The parties by agreement proposed to the court an agreed-upon scheduling order with a June 2020 trial date. The court did not enter the order because the trial date is not available, so setting a new trial date and schedule remains pending. Discovery in this case is ongoing.
The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint. WVAWC is vigorously defending itself against these allegations. Given the current stage of this proceeding, the Company cannot reasonably estimate the amount of any reasonably possible losses or a range of such losses related to this proceeding.

Note 10: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common shareholders	$170	$162	$283	$268

Denominator:
Weighted-average common shares outstanding—Basic	181	179	181	179
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average common shares outstanding—Diluted	181	179	181	179

The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units and performance stock units granted under the Company’s 2007 and 2017 Omnibus Equity Compensation Plans, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2019 and 2018 because their effect would have been anti-dilutive under the treasury stock method.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	Carrying Amount	At Fair Value as of June 30, 2019
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$7	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	8,666	7,436	415	1,650	9,501

	Carrying Amount	At Fair Value as of December 31, 2018
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$8	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	7,638	5,760	433	1,728	7,921

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	At Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$23	$—	$—	$23
Rabbi trust investments	15	—	—	15
Deposits	3	—	—	3
Other investments	4	—	—	4
Total assets	45	—	—	45

Liabilities:
Deferred compensation obligations	19	—	—	19
Total liabilities	19	—	—	19
Total assets	$26	$—	$—	$26

	At Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	15	—	—	15
Deposits	3	—	—	3
Other investments	3	—	—	3
Total assets	50	—	—	50

Liabilities:
Deferred compensation obligations	17	—	—	17
Mark-to-market derivative liabilities	—	14	—	14
Total liabilities	17	14	—	31
Total assets (liabilities)	$33	$(14)	$—	$19

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations, maintenance and repair projects. Long-term restricted funds of $1 million were included in other long-term assets on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.
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
Note 12: Leases
On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842), and all related amendments (collectively, the “Standard”). The Company implemented the guidance in the Standard using the modified retrospective approach and applied the optional transition method, which allowed entities to apply the new Standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this approach, prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods. The Standard includes practical expedients, which relate to the identification and classification of leases that commenced before the adoption date, initial direct costs for leases that commenced before the adoption date, the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset and the ability to carry forward accounting treatment for existing land easements. The Company has made an accounting policy election not to include leases with a lease term of twelve months or less in the adoption of the Standard.
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
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s ROU assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 40 years, seven years, and five years, respectively. Certain lease agreements include variable rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Rental expenses under operating and finance leases were $4 million and $8 million for the three and six months ended June 30, 2019, respectively.
Presented in the table below is supplemental cash flow information:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Cash paid for amounts in lease liabilities (a)	$5	$9
Right-of-use assets obtained in exchange for new operating lease liabilities	—	119

(a)	Includes operating and financing cash flows from operating and finance leases.
Presented in the table below are the weighed-average remaining lease terms and the weighted-average discount rates for finance and operating leases:

As of June 30, 2019
Weighted-average remaining lease term:
Finance lease	7 years
Operating leases	18 years

Weighted-average discount rate:
Finance lease	12%
Operating leases	4%

Presented in the table below are the future maturities of lease liabilities at June 30, 2019:

Amount
2019	$8
2020	15
2021	13
2022	12
2023	8
Thereafter	106
Total lease payments	162
Imputed interest	(54)
Total	$108

Presented in the table below are the future minimum rental commitments, as of December 31, 2018, under operating leases that have initial or remaining non-cancelable lease terms over the next five years and thereafter:

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
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended June 30, 2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$755	$132	$(5)	$882
Depreciation and amortization	132	8	2	142
Total operating expenses, net	480	106	(6)	580
Interest, net	(74)	1	(21)	(94)
Income before income taxes	208	29	(10)	227
Provision for income taxes	52	8	(3)	57
Net income attributable to common shareholders	156	21	(7)	170
Total assets	19,338	1,056	1,460	21,854
Capital expenditures	378	4	4	386

	As of or for the Three Months Ended June 30, 2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$744	$114	$(5)	$853
Depreciation and amortization	123	7	4	134
Total operating expenses, net	453	98	—	551
Interest, net	(69)	2	(19)	(86)
Income before income taxes	226	18	(22)	222
Provision for income taxes	59	5	(4)	60
Net income attributable to common shareholders	167	13	(18)	162
Total assets	18,197	818	1,456	20,471
Capital expenditures	347	1	27	375

	As of or for the Six Months Ended June 30, 2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,440	$266	$(11)	$1,695
Depreciation and amortization	262	17	7	286
Total operating expenses, net	950	214	(9)	1,155
Interest, net	(147)	2	(42)	(187)
Income before income taxes	358	56	(35)	379
Provision for income taxes	92	15	(11)	96
Net income attributable to common shareholders	266	41	(24)	283
Total assets	19,338	1,056	1,460	21,854
Capital expenditures	693	8	11	712

	As of or for the Six Months Ended June 30, 2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,410	$214	$(10)	$1,614
Depreciation and amortization	245	11	7	263
Total operating expenses, net	915	184	(4)	1,095
Interest, net	(138)	3	(35)	(170)
Income before income taxes	368	34	(40)	362
Provision for income taxes	97	9	(12)	94
Net income attributable to common shareholders	271	25	(28)	268
Total assets	18,197	818	1,456	20,471
Capital expenditures	677	7	55	739

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
Operating Highlights

•
Closed on the acquisition of the City of Alton, Illinois’ regional wastewater system on June 27, 2019 for $55 million. This system currently serves approximately 23,000 wastewater customers, comprised of 11,000 customers in Alton and an additional 12,000 customers under bulk contracts in the nearby communities of Bethalto and Godfrey.

•	Finalized two general rate case proceedings:

•	An order was received for our Kentucky subsidiary’s general rate case filing, authorizing annualized incremental revenues of $13 million, effective June 28, 2019.

•
A settlement in our Indiana subsidiary’s general rate case filing was approved, authorizing annualized incremental revenues of $4 million in the first rate year, effective July 1, 2019, and $13 million in the second rate year, effective approximately May 1, 2020.

•
American Water Capital Corp. (“AWCC”), our wholly owned finance subsidiary, completed a $1.10 billion debt offering on May 13, 2019, which included the sale of $550 million aggregate principal amount of its 3.45% Senior Notes due 2029 and $550 million aggregate principal amount of its 4.15% Senior Notes due 2049. Net proceeds from this offering were used to lend funds to parent company and its regulated subsidiaries, repay various senior notes and regulated subsidiary debt obligations at maturity, and repay commercial paper obligations, and for general corporate purposes. See Note 6—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.

•	On June 7, 2019, Standard & Poor’s Ratings Service affirmed the Company’s long-term ‘A’ and short-term ‘A-1’ credit ratings, with a stable outlook.

Financial Results
Presented in the table below are our diluted earnings per share, as determined in accordance with accounting principles generally accepted in the United States (“GAAP”), and our adjusted diluted earnings per share (a non-GAAP measure):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Diluted earnings per share (GAAP):
Net income attributable to common shareholders	$0.94	$0.91	$1.56	$1.50
Adjustments:
Freedom Industries settlement activities	—	(0.11)	(0.02)	(0.11)
Income tax impact	—	0.03	0.01	0.03
Net adjustments	—	(0.08)	(0.01)	(0.08)

Adjusted diluted earnings per share (non-GAAP)	$0.94	$0.83	$1.55	$1.42
For the three and six months ended June 30, 2019, diluted earnings per share (GAAP) were $0.94 and $1.56, respectively, an increase of $0.03 per diluted share, or 3.3%, and $0.06 per diluted share, or 4.0%, respectively, as compared to the prior year. Included in these amounts are the items presented in the table above and discussed in greater detail in “Adjustments to GAAP” below.
Excluding the items presented in the table above, adjusted diluted earnings per share (non-GAAP) were $0.94 and $1.55 for the three and six months ended June 30, 2019, respectively, an increase of $0.11 per diluted share, or 13.3%, and $0.13 per diluted share, or 9.2%, respectively, compared to the prior year.
These increases were driven by continued growth in our Regulated Businesses from infrastructure investment, acquisitions and organic growth, combined with growth in our Market-Based Businesses, primarily from our Homeowner Services Group’s 2018 acquisition of Pivotal Home Solutions (“Pivotal”), and from our Military Services Group’s addition of two new military contracts in 2018. Additionally, during the second quarter of 2019, there was an increase at parent company from the sale of a legacy investment, partially offset by higher interest expense supporting growth in the business.
Adjustments to GAAP
Adjusted diluted earnings per share represents a non-GAAP financial measure and is calculated as GAAP diluted earnings per share, excluding the impact of previously disclosed settlement activities related to the Freedom Industries chemical spill settlement in West Virginia. See Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information.
We believe that this non-GAAP measure provides investors with useful information by excluding certain matters that may not be indicative of our ongoing operating results, and that providing this non-GAAP measure will allow investors to better understand our businesses’ operating performance and facilitate a meaningful year-to-year comparison of our results of operations. Although management uses this non-GAAP financial measure internally to evaluate our results of operations, we do not intend results reflected by this non-GAAP measure to represent results as defined by GAAP, and the reader should not consider them as indicators of performance. This non-GAAP financial measure is derived from our consolidated financial information but is not presented in our financial statements prepared in accordance with GAAP. This measure should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, this non-GAAP financial measure as defined and used above, may not be comparable to similarly titled non-GAAP measures used by other companies, and, accordingly, may have significant limitations on its use.
Focusing on Central Themes
In 2019, our strategy, which is driven by our vision and values, will continue to be anchored on our five central themes: (i) safety; (ii) customer; (iii) people; (iv) growth; and (v) operational excellence. We continue to focus on operating our business responsibly and managing our operating and capital costs in a manner that benefits our customers and produces long-term value for our shareholders. Additionally, we continue to execute on our ongoing strategy that ensures a safe workplace for our employees, emphasizes public safety for our customers and communities, and leverages our human resources, processes and technology innovation to make our business more effective and efficient. The progress that we have made during the first six months of 2019 with respect to growth and operational excellence is described below.

Growth—We continue to grow our business through continued capital investment in our infrastructure and regulated acquisitions
During the first six months of 2019, we made capital investments of approximately $792 million, focused in two key areas:

•	$712 million, of which the majority was in our Regulated Businesses for infrastructure improvements; and

•
$80 million for acquisitions in our Regulated Businesses, which added approximately 28,400 water and wastewater customers through June 30, 2019, including the acquisition of the City of Alton, Illinois’ regional wastewater system. We have currently entered into agreements for pending acquisitions in our Regulated Businesses to add approximately 38,200 additional customers.

For the full year of 2019, our capital investments, including acquisitions, are expected to be in the range of $1.8 billion to $1.9 billion.
Operational Excellence—We continue to strive for industry-leading operational efficiency
Our adjusted O&M efficiency ratio, which we use as a measure of the operating performance of our Regulated Businesses, was 35.4% for the twelve months ended June 30, 2019, as compared to 35.3% for the twelve months ended June 30, 2018, with all periods prior to January 1, 2018 presented on a pro forma basis to include the estimated impact of the TCJA on operating revenues. The slight unfavorable change in this ratio was largely due to the impact on revenue from the unusually wet weather conditions experienced in the Northeast and Midwest.
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
In addition to the adjustments discussed above, for period-to-period comparability purposes, we have presented the estimated impact of the TCJA on operating revenues for our Regulated Businesses on a pro forma basis for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods (see “Tax Matters” below for additional information). We also made the following adjustments to our O&M efficiency ratio: (i) excluded from operation and maintenance expenses, the impact of certain Freedom Industries chemical spill settlement activities recognized in 2017 and 2018, and the impact of the reduction of the liability related to the Freedom Industries chemical spill settlement recognized in the first quarter of 2019 (see Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements and “—Financial Results—Adjustments to GAAP” above for additional information); and (ii) excluded from operation and maintenance expenses, the impact of the Company’s January 1, 2018 adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), for 2017, 2018 and 2019 (see Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Form 10-K for additional information). We excluded the items discussed above from the calculation as we believe such items are not reflective of management’s ability to increase the efficiency of our Regulated Businesses.
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

Presented in the table below is the calculation of our adjusted O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of our adjusted O&M efficiency ratio:

	For the Twelve Months Ended June 30,
(Dollars in millions)	2019	2018
Total operation and maintenance expenses (a)	$1,520	$1,383
Less:
Operation and maintenance expenses—Market-Based Businesses	387	334
Operation and maintenance expenses—Other (a)	(48)	(40)
Total operation and maintenance expenses—Regulated Businesses (a)	1,181	1,089
Less:
Regulated purchased water expenses	132	133
Allocation of non-operation and maintenance expenses	33	29
Impact of Freedom Industries settlement activities (b)	(4)	(42)
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,020	$969

Total operating revenues	$3,521	$3,371
Less:
Pro forma adjustment for impact of the TCJA (c)	—	87
Total pro forma operating revenues	3,521	3,284
Less:
Operating revenues—Market-Based Businesses	528	430
Operating revenues—Other	(22)	(22)
Total pro forma operating revenues—Regulated Businesses	3,015	2,876
Less:
Regulated purchased water revenues (d)	132	133
Adjusted pro forma operating revenues—Regulated Businesses (ii)	$2,883	$2,743

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	35.4%	35.3%

(a)	Includes the impact of the Company’s adoption of ASU 2017-07 on January 1, 2018.

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

Regulatory Matters
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from general rate cases and infrastructure surcharges that became effective:

(In millions)	During the Three Months Ended June 30, 2019	During the Six Months Ended June 30, 2019
General rate cases by state:
Kentucky (effective June 28, 2019)	$13	$13
California (a)	4	4
New York (b)	4	4
West Virginia (effective February 25, 2019)	—	19
Maryland (effective February 5, 2019)	—	1
Total general rate cases	$21	$41

Infrastructure surcharges by state:
Missouri (effective June 24, 2019)	$9	$9
Pennsylvania (effective April 1, 2019)	2	2
Illinois (effective January 1, 2019)	—	8
West Virginia (effective January 1, 2019)	—	2
Total infrastructure surcharges	$11	$21

(a)	Our California subsidiary received approval for the second rate year (2019) step increase associated with its most recent general rate case authorization, effective May 11, 2019.

(b)	Our New York subsidiary implemented its third step increase associated with its most recent general rate case authorization, effective April 1, 2019.
Our Indiana subsidiary received an order approving a joint settlement agreement with all major parties with respect to its general rate case filing, authorizing annualized incremental revenues of $4 million in the first rate year, effective July 1, 2019, and $13 million in the second rate year, effective approximately May 1, 2020.
Effective July 1, 2019, our New Jersey and Pennsylvania subsidiaries implemented infrastructure surcharges for annualized incremental revenues of $15 million and $3 million, respectively.
Pending General Rate Case Filings
On July 1, 2019, our California subsidiary filed a general rate case requesting $26 million annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively.
In 2018, our Virginia subsidiary filed a general rate case requesting $5 million in annualized incremental revenues. On May 1, 2019, interim rates under bond and subject to refund were implemented and will remain in effect until a final decision is received on this general rate case filing.
There is no assurance that all or any portion of these requests will be granted.
Pending Infrastructure Surcharge Filings
Presented in the table below are our pending infrastructure surcharge filings:

(In millions)	Date Filed	Amount
Pending infrastructure surcharge filings by state:
West Virginia	June 28, 2019	$4
New York	May 30, 2019	2
Tennessee	November 16, 2018	2
Total pending infrastructure surcharge filings		$8
There is no assurance that all or any portion of these requests will be granted.

Tax Matters
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, and certain other provisions related specifically to the public utility industry, including continuation of interest expense deductibility, the exclusion from utilizing bonus depreciation and the normalization of deferred income taxes. In 2018, the Company’s 14 regulatory jurisdictions began to consider the impacts of the TCJA. The Company has adjusted customer rates to reflect the lower income tax rate in 10 states. In one of those 10 states, a portion of the tax savings is being used to reduce certain regulatory assets. In one additional state, we are using the tax savings to offset additional capital investment and to reduce a regulatory asset. Proceedings in the other three regulatory jurisdictions remain pending.
The enactment of the TCJA required a re-measurement of our deferred income taxes that materially impacted our 2017 results of operations and financial position. The portion of this re-measurement related to our Regulated Businesses was substantially offset by a regulatory liability, as we believe it is probable that the excess accumulated deferred income taxes (“EADIT”) created by the TCJA will be used to benefit our regulated customers in future rates. The Company is amortizing EADIT and crediting customers in three states, including one state where the EADIT is being used to offset future infrastructure investments. Amortization of EADIT will begin in three additional states during the third quarter of 2019. In the eight remaining regulated jurisdictions, we expect the timing of the amortization of EADIT credits to be addressed in pending or future rate cases or other proceedings.
On March 23, 2018, President Trump signed the Consolidated Appropriations Act of 2018 (the “CAA”). The CAA corrects and clarifies some aspects of the TCJA related to bonus depreciation eligibility. Specifically, property that was either acquired, or as to which construction began prior to September 27, 2017, is eligible for bonus depreciation. The Company had a federal NOL carryover balance as of December 31, 2018 that is not expected to be fully utilized until 2020, which is when the Company expects that it will become a cash taxpayer for federal income tax purposes.
Legislative Updates
During 2019, our regulatory jurisdictions enacted the following legislation that has been approved and is effective as of July 31, 2019:

•
In Illinois, the Governor signed a 10-year extension of the System’s Viability Act, Illinois’ fair market value legislation. In addition to extending the Act, the updated law removes the previous size restriction and allows all municipalities to take advantage of the benefits of the program.

•	Indiana Senate Enrolled Act 472 allows non-municipal utilities to benefit from full appraisal recovery of their assets in a sale.

•	Indiana House Enrolled Act 1406 established the first state appropriation for water infrastructure investment at $20 million per year.

•
Indiana Senate Enrolled Act 4 extends leveling legislation to require biannual water loss audits and establishes the state revolving fund administrator as the central coordinator for water issues in the state.

During 2019, our regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of July 31, 2019:

•
In Pennsylvania, House Bill 751, now Act 53 of 2019, was passed and allows water and wastewater utilities responsible for funding the income taxes on taxable contributions and advances to record the income taxes paid in accumulated deferred income taxes for accounting and ratemaking purposes.

•	In West Virginia, House Bill 117 was passed and allows qualified low income customers to apply for a 20% discount on their wastewater bill.
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
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against our Illinois subsidiary in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. A jury trial will take place to establish the value of the pipeline. The parties have filed with the court updated valuation reports. Although the date of the valuation trial has not currently been scheduled, it is not likely to commence before the first quarter of 2020.
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
Consolidated Results of Operations
Presented in the table below are our consolidated results of operations:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
(Dollars in millions)
Operating revenues	$882	$853	$29	3.4%	$1,695	$1,614	$81	5.0%
Operating expenses:
Operation and maintenance	372	348	24		737	695	42
Depreciation and amortization	142	134	8		286	263	23
General taxes	72	69	3		141	139	2
(Gain) on asset dispositions and purchases	(6)	—	(6)		(9)	(2)	(7)
Total operating expenses, net	580	551	29	5.3%	1,155	1,095	60	5.5%
Operating income	302	302	—		540	519	21
Other income (expense):
Interest, net	(94)	(86)	(8)		(187)	(170)	(17)
Non-operating benefit costs, net	4	2	2		8	5	3
Other, net	15	4	11		18	8	10
Total other income (expense)	(75)	(80)	5	(6.3)%	(161)	(157)	(4)	2.5%
Income before income taxes	227	222	5		379	362	17
Provision for income taxes	57	60	(3)		96	94	2
Net income attributable to common shareholders	$170	$162	$8	4.9%	$283	$268	$15	5.6%

The main factors contributing to the increases in net income attributable to common stockholders for the three and six months ended June 30, 2019 are described in “Segment Results of Operations” below. Additionally, during the second quarter of 2019, there was an increase at parent company from the sale of a legacy investment, partially offset by higher interest expense supporting growth in the business.
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
Regulated Businesses Segment
Presented in the table below is financial information for our Regulated Businesses:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
(Dollars in millions)
Operating revenues	$755	$744	$11	1.5%	$1,440	$1,410	$30	2.1%
Operation and maintenance	287	264	23	8.7%	565	542	23	4.2%
Depreciation and amortization	132	123	9		262	245	17
General taxes	67	66	1		131	131	—
(Gain) on asset dispositions and purchases	(6)	(1)	(5)		(8)	(3)	(5)
Other income (expenses)	(67)	(64)	(3)		(132)	(127)	(5)
Provision for income taxes	52	59	(7)		92	97	(5)
Net income attributable to common shareholders	156	167	(11)	(6.6)%	266	271	(5)	(1.8)%
Operating Revenues
Presented in the tables below is information regarding the main components of our Regulated Businesses’ operating revenues, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
(Dollars in millions)
Water services:
Residential	$415	$410	$5	1.2%	$793	$778	$15	1.9%
Commercial	153	152	1	0.7%	289	285	4	1.4%
Fire service	35	34	1	2.9%	69	67	2	3.0%
Industrial	34	34	—	—%	66	65	1	1.5%
Public and other	68	62	6	9.7%	120	112	8	7.1%
Total water services	705	692	13	1.9%	1,337	1,307	30	2.3%
Wastewater services	40	38	2	5.3%	80	76	4	5.3%
Other (a)	10	14	(4)	(28.6)%	23	27	(4)	(14.8)%
Total operating revenues	$755	$744	$11	1.5%	$1,440	$1,410	$30	2.1%

(a)	Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
(Gallons in millions)
Billed water services volumes:
Residential	39,106	40,783	(1,677)	(4.1)%	74,873	78,238	(3,365)	(4.3)%
Commercial	19,197	19,767	(570)	(2.9)%	36,633	37,514	(881)	(2.3)%
Industrial	9,164	9,198	(34)	(0.4)%	17,809	18,895	(1,086)	(5.7)%
Fire service, public and other	12,119	12,343	(224)	(1.8)%	23,210	23,923	(713)	(3.0)%
Billed water services volumes	79,586	82,091	(2,505)	(3.1)%	152,525	158,570	(6,045)	(3.8)%
For the three months ended June 30, 2019, operating revenues increased $11 million, primarily due to a:

•	$30 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; partially offset by a

•
$19 million decrease from lower water services demand, including $13 million driven by unusually wet weather conditions experienced in the Northeast and Midwest during the second quarter of 2019, and ongoing customer usage reductions from conservation.

For the six months ended June 30, 2019, operating revenues increased $30 million, primarily due to a:

•	$60 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; and a

•	$6 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; partially offset by a

•
$28 million decrease from lower water services demand, including $13 million driven by unusually wet weather conditions experienced in the Northeast and Midwest during the second quarter of 2019, and ongoing customer usage reductions from conservation; and a

•
$6 million decrease resulting from our Missouri subsidiary’s 2018 general rate case decision authorizing the adjustment of customer rates, effective May 28, 2018, to reflect the income tax savings resulting from the TCJA.

Operation and Maintenance
Presented in the table below is information regarding the main components of our Regulated Businesses’ operating and maintenance expense, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
(Dollars in millions)
Production costs	$75	$77	$(2)		$144	$146	$(2)
Employee-related costs	115	110	5		232	227	5
Operating supplies and services	56	53	3		111	101	10
Maintenance materials and supplies	18	17	1		37	39	(2)
Customer billing and accounting	13	16	(3)		24	26	(2)
Other	10	(9)	19		17	3	14
Total	$287	$264	$23	8.7%	$565	$542	$23	4.2%
For the three months ended June 30, 2019, operation and maintenance expense increased $23 million, primarily due to a:

•
$19 million increase in other operation and maintenance expense principally due to a $20 million benefit recorded in the second quarter of 2018, resulting from an insurance settlement related to the Freedom Industries chemical spill in West Virginia; and a

•	$5 million increase in employee-related costs from higher headcount and related compensation expense supporting growth in the businesses; partially offset by a

•	$3 million decrease in customer billing and accounting from a decrease in customer uncollectible expense, primarily in our Pennsylvania and Missouri subsidiaries.
For the six months ended June 30, 2019, operation and maintenance expense increased $23 million, primarily due to a:

•
$14 million increase in other operation and maintenance expense principally due to a $20 million insurance settlement benefit recorded in the second quarter of 2018, as discussed above, offset in part by a $4 million reduction to the liability related to the Freedom Industries chemical spill, recorded in the first quarter of 2019 (see Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information); a

•	$10 million increase in operating supplies and services from higher costs for temporary workers for technology support services, as well as an increase in other operating expenses; and a

•	$5 million increase in employee-related costs from higher headcount and related compensation expense supporting growth in the businesses; partially offset by a

•
$6 million combined decrease in production costs, customer billing and accounting and maintenance materials and supplies largely from lower purchased water usage in our California subsidiary, lower customer uncollectible expense, and a higher volume of main breaks and paving expense driven by the colder weather experienced in the first quarter of 2018.

Depreciation and Amortization
For the three and six months ended June 30, 2019, depreciation and amortization increased $9 million and $17 million, respectively, primarily due to additional utility plant placed in service.
(Gain) on Asset Dispositions and Purchases
For the three and six months ended June 30, 2019, (gain) on asset dispositions and purchases increased $5 million, primarily due to a $6 million gain recognized on a land sale in our Pennsylvania subsidiary.
Other Income (Expenses)
For the three and six months ended June 30, 2019, other income (expenses) increased $3 million and $5 million, respectively, primarily due to an increase in interest expense from the issuance of incremental long-term debt in the second quarter of 2019 and the third quarter of 2018, supporting growth in the business.
Provision for Income Taxes
For the three and six months ended June 30, 2019, our provision for income taxes decreased $7 million and $5 million, respectively, primarily due to the benefit from amortization of EADIT resulting from the TCJA, which began for three of our regulated subsidiaries in 2019, and unitary state adjustments and other deductions under the TCJA recorded in 2018.
Market-Based Businesses
Presented in the table below is information for our Market-Based Businesses, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
(Dollars in millions)
Operating revenues	$132	$114	$18	15.8%	$266	$214	$52	24.3%
Operation and maintenance	96	89	7	7.9%	194	169	25	14.8%
Depreciation and amortization	8	7	1		17	11	6
Provision for income taxes	8	5	3		15	9	6
Net income attributable to common shareholders	21	13	8	61.5%	41	25	16	64.0%

Operating Revenues
For the three months ended June 30, 2019, operating revenues increased $18 million, primarily due to a:

•	$30 million increase in our Homeowner Services Group from contract growth, including $28 million from the acquisition of Pivotal in the second quarter of 2018; and a

•	$2 million increase in our Military Services Group from the addition of two new contracts in 2018 (Wright-Patterson Air Force Base and Fort Leonard Wood); partially offset by an

•	$8 million decrease in Keystone from the exit of the construction business in the third quarter of 2018; and a

•	$7 million decrease in our Contract Services Group from the sale of the majority of our O&M contracts in the third quarter of 2018.
For the six months ended June 30, 2019, operating revenues increased $52 million, primarily due to a:

•	$65 million increase in our Homeowner Services Group from contract growth, including $59 million from the acquisition of Pivotal in the second quarter of 2018; and a

•
$7 million increase in our Military Services Group from the addition of two new contracts in 2018, as discussed above, offset in part by lower capital upgrades at Fort Meade as a result of the completion of a large project in the fourth quarter of 2018; partially offset by a

•	$13 million decrease in our Contract Services Group from the sale of the majority of our O&M contracts in the third quarter of 2018; and an

•	$8 million decrease in Keystone from the exit of the construction business in the third quarter of 2018.
Operation and Maintenance
For the three months ended June 30, 2019, operation and maintenance expense increased $7 million, primarily due to an:

•	$18 million increase in our Homeowner Services Group from the acquisition of Pivotal in the second quarter of 2018, as well as contract growth and increased claims expense; partially offset by an

•	$8 million decrease in Keystone from the exit of the construction business in the third quarter of 2018; and a

•	$6 million decrease in our Contract Services Group from the sale of the majority of our O&M contracts in the third quarter of 2018.
For the six months ended June 30, 2019, operation and maintenance expense increased $25 million, primarily due to a:

•	$40 million increase in our Homeowner Services Group from the acquisition of Pivotal in the second quarter of 2018, as well as contract growth and increased claims expense; and a

•	$3 million increase in our Military Services Group from the addition of two new military contracts in 2018, as discussed above; partially offset by a

•	$14 million decrease in our Contract Services Group from the sale of the majority of our O&M contracts in the third quarter of 2018; and an

•	$8 million decrease in Keystone from the exit of the construction business in the third quarter of 2018.
Depreciation and Amortization
For the three and six months ended June 30, 2019, depreciation and amortization increased $1 million and $6 million, respectively, primarily due to the addition of property, plant and equipment and intangible assets from the acquisition of Pivotal in the second quarter of 2018.
Provision for Income Taxes
For the three and six months ended June 30, 2019, our provision for income taxes increased $3 million and $6 million, respectively, primarily due to higher pretax income in the first half of 2019, largely from the acquisition of Pivotal in the second quarter of 2018.
Liquidity and Capital Resources
For a general overview of our sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Form 10-K.

We fund liquidity needs for capital investment, working capital and other financial commitments through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility. The revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. On April 9, 2019, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, pursuant to the terms of the credit agreement, from March 21, 2023 to March 21, 2024. The facility is used principally to support AWCC’s commercial paper program and to provide a sublimit of up to $150 million for letters of credit. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million, and to request up to two extensions of its expiration date each for up to a one-year period, as to which one such extension request remains. As of June 30, 2019, AWCC had no outstanding borrowings and $80 million of outstanding letters of credit under the revolving credit facility, with $2.17 billion available to fulfill short-term liquidity needs and to issue letters of credit. We regularly evaluate the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in our revolving credit facility.
In order to meet short-term liquidity needs, AWCC issues commercial paper that is supported by its revolving credit facility. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.10 billion. As of June 30, 2019, the revolving credit facility supported $397 million in outstanding commercial paper. We believe that our ability to access the capital markets, the revolving credit facility and our cash flows from operations will generate sufficient cash to fund our short-term requirements. However, we can provide no assurances that the lenders will meet their existing commitments to AWCC under the revolving credit facility, or that we will be able to access the commercial paper or loan markets in the future on terms acceptable to us or at all.
On May 13, 2019, AWCC completed a $1.10 billion debt offering which included the sale of $550 million aggregate principal amount of its 3.45% Senior Notes due 2029 and $550 million aggregate principal amount of its 4.15% Senior Notes due 2049. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1.09 billion. AWCC used the net proceeds to: (i) lend funds to parent company and its regulated subsidiaries; (ii) repay $25 million principal amount of AWCC’s 7.21% Series I Senior Notes at maturity on May 19, 2019; (iii) repay $26 million aggregate principal amount of subsidiary debt at maturity during the second quarter of 2019; and (iv) repay AWCC’s commercial paper obligations, and for general corporate purposes.
On May 6, 2019, the Company terminated five forward starting swap agreements with an aggregate notional amount of $510 million, realizing a net loss of $30 million, to be amortized through interest, net over 10 and 30 year periods, in accordance with the terms of the new debt issued on May 13, 2019.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting our cash flows provided by operating activities:

	For the Six Months Ended June 30,
	2019	2018
(In millions)
Net income	$283	$268
Add (less):
Depreciation and amortization	286	263
Deferred income taxes and amortization of investment tax credits	85	82
Other non-cash activities (a)	(36)	24
Changes in working capital (b)	(94)	(112)
Settlement of cash flow hedges	(30)	—
Pension and postretirement healthcare contributions	(14)	—
Net cash flows provided by operations	$480	$525

(a)
Includes provision for losses on accounts receivable, (gain) on asset dispositions and purchases, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.

(b)
Changes in working capital include changes to receivables and unbilled revenues, accounts payable and accrued liabilities, and other current assets and liabilities, net, less the settlement of cash flow hedges.

For the six months ended June 30, 2019, cash flows provided by operating activities decreased $45 million, primarily due to the settlement of cash flow hedges on May 6, 2019 in connection with the Company’s $1.10 billion debt offering that closed on May 13, 2019, an increase in pension healthcare contributions, and changes in other non-cash activities, including activity in regulatory balancing accounts, primarily in our California subsidiary. Partially offsetting these decreases was an increase in net income. The main factors contributing to the increase in net income are described in “Consolidated Results of Operations” and “Segment Results of Operations” above.
Cash Flows Used in Investing Activities
Presented in the table below is a summary of the major items affecting our cash flows used in investing activities:

	For the Six Months Ended June 30,
	2019	2018
(In millions)
Net capital expenditures	$(712)	$(739)
Acquisitions	(80)	(377)
Other investing activities, net (a)	(25)	(33)
Net cash flows used in investing activities	$(817)	$(1,149)

(a)	Includes removal costs from property, plant and equipment retirements and proceeds from sale of assets.
For the six months ended June 30, 2019, cash used in investing activities decreased $332 million, primarily due to the acquisition of Pivotal for $363 million on June 4, 2018, and the timing of payments for capital expenditures. For the full year of 2019, our capital investments, including acquisitions, are expected to be in the range of $1.8 billion to $1.9 billion.
Cash Flows Provided by Financing Activities
Presented in the table below is a summary of the major items affecting our cash flows provided by financing activities:

	For the Six Months Ended June 30,
	2019	2018
(In millions)
Proceeds from long-term debt	$1,184	$15
Repayments of long-term debt	(146)	(119)
Net proceeds from short-term borrowings	(568)	746
Proceeds from issuance of common stock	—	183
Dividends paid	(173)	(155)
Anti-dilutive stock repurchases	(36)	(45)
Other financing activities, net (a)	4	13
Net cash flows provided by financing activities	$265	$638

(a)
Includes proceeds from issuances of common stock under various employee stock plans and our dividend reinvestment plan, net of taxes paid, advances and contributions for construction, net of refunds, and debt issuance costs.

For the six months ended June 30, 2019, cash flows provided by financing activities decreased $373 million, primarily due to the issuance of common stock in 2018, the proceeds of which were used to finance a portion of the 2018 acquisition of Pivotal, as well as an increase in cash used for dividend payments in 2019. AWCC issued $1.10 billion of long-term debt as part of its May 13, 2019 debt offering, of which $51 million of the net proceeds was used to repay long-term debt obligations at maturity. Net proceeds from the debt offering were also used to repay pre-existing short-term borrowings, which resulted in a net cash outflow for the six months ended June 30, 2019 of $568 million.

Credit Facilities and Short-Term Debt
Presented in the table below is the aggregate revolving credit facility commitments, the letter of credit sublimit under the revolving credit facility and the commercial paper limit, as well as the available capacity for each as of June 30, 2019:

	Credit Facility Commitments (a)	Available Credit Facility Capacity (a)	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
(In millions)
June 30, 2019	$2,262	$2,181	$150	$70	$2,100	$1,703

(a)
Includes amounts related to the revolving credit facility for Keystone. As of June 30, 2019, the total commitment under the Keystone revolving credit facility was $12 million, of which $11 million was available for borrowing, subject to compliance with a collateral base calculation.

The weighted-average interest rate on AWCC short-term borrowings was approximately 2.74% and 2.34% for the three months ended June 30, 2019 and 2018, respectively, and approximately 2.79% and 2.15% for the six months ended June 30, 2019 and 2018, respectively.
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
Covenants in certain long-term notes and the revolving credit facility require us to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On June 30, 2019, our ratio was 0.60 to 1.00, and therefore we were in compliance with the covenants.
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
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of July 31, 2019 as issued by the following rating agencies:

Securities	Moody's Investors Service	Standard & Poor's Ratings Service
Rating outlook	Stable	Stable
Senior unsecured debt	Baa1	A
Commercial paper	P-2	A-1
On June 7, 2019, Standard & Poor’s Ratings Service affirmed the Company’s long-term ‘A’ and short-term ‘A-1’ credit ratings, with a stable outlook.
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
Dividends
For discussion of our dividends, see Note 5—Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information.
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
On May 6, 2019, we terminated five forward starting swap agreements with an aggregate notional amount of $510 million, and, as a result, we have no significant derivative instruments outstanding as of June 30, 2019.
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
Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
On June 4, 2018, the Company completed the acquisition of Pivotal. See Note 4—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in our Form 10-K for additional information. During the second quarter of 2019, we completed the integration of Pivotal into our internal control over financial reporting structure and concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in our Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in our Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with SWRCB Orders to Reduce Carmel River Diversions
On May 30, 2019, Cal Am met again with MPWMD and the SWRCB to discuss the conflicting regulatory interpretations regarding the calculation of a baseline to determine increases in use of water at existing service addresses. The SWRCB has agreed to circulate a proposed new interpretation, which would be subject to public review and comment.
Regional Desalination Project Litigation
Cal Am’s Action for Damages Following RDP Termination
On January 22, 2019, RMC filed a motion for judgment on the pleadings against Cal Am. On February 25, 2019, the court granted RMC’s motion as to certain of Cal Am's tort claims. On April 8, 2019, Cal Am filed a writ petition with the California Court of Appeal challenging the trial court's ruling, which was denied on May 29, 2019.
On March 1, 2019, MCWD filed a motion for summary judgment against Cal Am relating to Cal Am’s tort claims against it. On June 20, 2019, the court granted MCWD’s motion. On July 22, 2019, Cal Am filed a writ petition with the California Court of Appeal challenging this ruling.
The trial date for this matter is currently January 6, 2020.
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
On July 2, 2019, Cal Am notified MPWMD and Monterey One Water (formerly the Monterey Regional Water Pollution Control Agency) (collectively, the “Agencies”) that an event of default occurred under the water purchase agreement for the GWR Project because the Agencies failed to deliver to Cal Am by July 1, 2019 advanced treated recycled water produced by the GWR Project. Under the water purchase agreement, upon the occurrence of this event of default, Cal Am had the right to terminate the water purchase agreement immediately. Cal Am has elected not to exercise its right to terminate the water purchase agreement at this time, but in its notification to the Agencies, Cal Am expressly reserved its right to terminate the water purchase agreement until such time as the Agencies commence their required delivery of water from the GWR Project. On July 16, 2019, MPWMD and Monterey One Water responded to Cal Am’s event of default notice and estimated that water delivery would begin by mid-October.
On April 17, 2019, Water Ratepayers Association of the Monterey Peninsula (“WRAMP”), a citizens’ advocacy group, filed an amended complaint in Monterey County Superior Court asserting a “qui tam” claim under the California False Claims Act on behalf of itself and the State of California against Cal Am and certain environmental consultants who worked on the CPUC’s environmental analysis of the MPWSP. WRAMP claims that the consultants submitted false data in connection with modeling of potential groundwater impacts from the MPWSP, and that Cal Am had allegedly supported those efforts. The State Attorney General declined to proceed with this action after it was originally filed in 2016. On July 10, 2019, defendants filed a joint demurrer challenging the legal sufficiency of the allegations of the amended complaint. A hearing on the demurrer is scheduled for August 27, 2019.
Coastal Development Permit Application
On March 7, 2019, the City of Marina Planning Commission adopted a resolution denying Cal Am’s coastal development permit application. Cal Am appealed the Marina Planning Commission's decision to the City Council, which set a public hearing on the appeal for April 30, 2019. On April 25, 2019, Cal Am submitted a letter to the City challenging the impartiality of the City and three of its council members with respect to the Water Supply Project. On April 29, 2019, the City informed Cal Am that it intended to proceed with the hearing with the participation of the challenged City Council members. As a result, on April 29, 2019, Cal Am notified the City that it was withdrawing its appeal, as Cal Am believes it could not receive a fair and impartial hearing before the City Council.

On May 10, 2019, the City issued a notice of final local action based upon the Marina Planning Commission’s decision. On May 22, 2019, Cal Am appealed this decision to the Coastal Commission, as permitted under the City’s code and the California Coastal Act. On June 11, 2019, the City challenged the appealability of the Marina Planning Commission’s decision. Appeals of this decision were also filed by two third parties, and three members of the Coastal Commission each independently initiated appeals of the Marina Planning Commission’s decision. On July 11, 2019, the Coastal Commission held a hearing on the issue of appealability and determined that the Marina Planning Commission’s decision was appealable to the Coastal Commission and that the appeals filed were valid.
Test Slant Well Permitting
On June 28, 2019, the California Court of Appeal dismissed MCWD’s January 2018 appeal that had challenged the amendment by the Coastal Commission of Cal Am’s coastal development permits for its test slant well. On July 15, 2019, MCWD filed a petition for rehearing with the Court of Appeal, which was denied on July 19, 2019.
Desalination Plant Development Permit
On April 24, 2019, the Monterey County Planning Commission approved Cal Am’s application for a combined development permit for construction of the desalination plant in unincorporated Monterey County. MCWD and a public advocacy group appealed the Monterey County Planning Commission’s decision to the County Board of Supervisors. On July 15, 2019, the County Board of Supervisors denied the appeals and upheld the Monterey County Planning Commission’s approval.
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
Dunbar, West Virginia Water Main Break Class Action Litigation
The court requested that the parties submit a scheduling order with a trial date of August 26, 2019. The parties by agreement proposed to the court an agreed-upon scheduling order with a June 2020 trial date. The court did not enter the order because the trial date is not available, so setting a new trial date and schedule remains pending. Discovery in this case is ongoing.
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
The Company did not repurchase shares of common stock during the three months ended June 30, 2019. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2019, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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
4.1
Officers’ Certificate of American Water Capital Corp., dated May 13, 2019, establishing the terms and authorizing the issuance of its 3.450% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 13, 2019).

4.2
Officers’ Certificate of American Water Capital Corp., dated May 13, 2019, establishing the terms and authorizing the issuance of its 4.150% Senior Notes due 2049 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 13, 2019).

*10.1	Offer Letter for Employment, dated May 1, 2019, between American Water Works Company, Inc. and M. Susan Hardwick.
*10.2	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for M. Susan Hardwick).
*10.3	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A (for M. Susan Hardwick).
*10.4	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B (for M. Susan Hardwick).
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for Brian Chin).
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Stock Unit Grant Form for Non-Employee Directors.
*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July, 2019.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ SUSAN N. STORY
Susan N. Story President and Chief Executive Officer (Principal Executive Officer)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)