Form 10-Q
period 2019-09-30
American Water Works Company, Inc.
filed 2019-10-30
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 24, 2019
Common Stock, $0.01 par value per share	180,776,169

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.

i

FORWARD-LOOKING STATEMENTS
Statements made in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, including its operation and maintenance (“O&M”) efficiency ratio; its liquidity and future cash flows; its growth and portfolio optimization strategies; its projected capital expenditures and related funding requirements; its ability to repay debt; its projected strategy to finance current operations and growth initiatives; the outcome and impact of legal and similar governmental and regulatory proceedings and related potential fines, penalties and other sanctions; business process, technology improvement and other strategic initiatives; trends in the industries in which the Company operates; regulatory, legislative, tax policy or legal developments; rate adjustments, including through general rate case filings, filings for infrastructure surcharges and filings to address regulatory lag; and impacts that the Tax Cuts and Jobs Act (the “TCJA”) may have on the Company and on its business, results of operations, cash flows and liquidity.
Forward-looking statements are predictions based on the Company’s current expectations and assumptions regarding future events. They are not guarantees or assurances of any outcomes, financial results, levels of activity, performance or achievements, and you are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of estimates, assumptions, known and unknown risks, uncertainties and other factors. The Company’s actual results may vary materially from those discussed in the forward-looking statements included herein as a result of the following important factors:

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

•
limitations on the availability of the Company’s water supplies or sources of water, or restrictions on its use thereof, resulting from allocation rights, governmental or regulatory requirements and restrictions, drought, overuse or other factors;

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

•	the outcome of litigation and similar governmental and regulatory proceedings, investigations or actions;

•	the Company’s ability to appropriately maintain current infrastructure, including its operational and technology systems, and manage the expansion of its business;

•
exposure or infiltration of the Company’s technology and critical infrastructure systems, including the disclosure of sensitive, personal or confidential information contained therein, through physical or cyber attacks or other means;

•	the Company’s ability to obtain permits and other approvals for projects;

•	changes in the Company’s capital requirements;

•	the Company’s ability to control operating expenses and to achieve efficiencies in its operations;

•	the intentional or unintentional actions of a third party, including contamination of the Company’s water supplies or water provided to its customers;

•	the Company’s ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for its operations;

•
the Company’s ability to successfully meet growth projections for its regulated and market-based businesses, either individually or in the aggregate, and capitalize on growth opportunities, including its ability to, among other things:

•	acquire, close and successfully integrate regulated operations and market-based businesses;

•	enter into contracts and other agreements with, or otherwise obtain, new customers in the Company’s market-based businesses; and

•	realize anticipated benefits and synergies from new acquisitions;

•	risks and uncertainties associated with contracting with the U.S. government, including ongoing compliance with applicable government procurement and security regulations;

•	cost overruns relating to improvements in or the expansion of the Company’s operations;

•	the Company’s ability to maintain safe work sites;

•
the Company’s exposure to liabilities related to environmental laws and similar matters resulting from, among other things, water and wastewater service provided to customers, including, for example, the Company’s water transfer business focused on customers in the shale natural gas exploration and production market;

•	changes in general economic, political, business and financial market conditions;

•	access to sufficient capital on satisfactory terms and when and as needed to support operations and capital expenditures;

•	fluctuations in interest rates;

•
restrictive covenants in or changes to the credit ratings on the Company or any of its subsidiaries, or any of their current or future indebtedness, that could increase the Company’s financing costs or funding requirements or affect its ability to borrow, make payments on debt or pay dividends;

•	fluctuations in the value of benefit plan assets and liabilities that could increase the Company’s cost and funding requirements;

•
changes in federal or state general, income and other tax laws, including any further rules, regulations, interpretations and guidance by the U.S. Department of the Treasury and state or local taxing authorities related to the enactment of the TCJA, the availability of tax credits and tax abatement programs, and the Company’s ability to utilize its U.S. federal and state income tax net operating loss (“NOL”) carryforwards;

•	migration of customers into or out of the Company’s service territories;

•
the use by municipalities of the power of eminent domain or other authority to condemn the systems of one or more of the Company’s utility subsidiaries, or the assertion by private landowners of similar rights against such utility subsidiaries;

•
any difficulty or inability to obtain insurance for the Company, its inability to obtain insurance at acceptable rates and on acceptable terms and conditions, or its inability to obtain reimbursement under existing insurance programs and coverages for any losses sustained;

•	the incurrence of impairment charges related to the Company’s goodwill or other assets;

•	labor actions, including work stoppages and strikes;

•	the Company’s ability to retain and attract qualified employees;

•	civil disturbances or terrorist threats or acts, or public apprehension about future disturbances or terrorist threats or acts; and

•	the impact of new, and changes to existing, accounting standards.
These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above, and the risk factors and other statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”) and in this Form 10-Q, and you should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements the Company makes shall speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, the Company does not have any obligation, and it specifically disclaims any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on the Company’s businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Property, plant and equipment	$23,807	$23,204
Accumulated depreciation	(5,656)	(5,795)
Property, plant and equipment, net	18,151	17,409
Current assets:
Cash and cash equivalents	94	130
Restricted funds	22	28
Accounts receivable, net	335	301
Unbilled revenues	187	186
Materials and supplies	46	41
Other	115	95
Total current assets	799	781
Regulatory and other long-term assets:
Regulatory assets	1,178	1,156
Operating lease right-of-use assets	109	—
Goodwill	1,576	1,575
Intangible assets	74	84
Postretirement benefit assets	150	155
Other	201	63
Total regulatory and other long-term assets	3,288	3,033
Total assets	$22,238	$21,223
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 185,860,356 and 185,367,158 shares issued, respectively)	$2	$2
Paid-in-capital	6,695	6,657
Accumulated deficit	(123)	(464)
Accumulated other comprehensive loss	(46)	(34)
Treasury stock, at cost (5,090,726 and 4,683,156 shares, respectively)	(338)	(297)
Total common shareholders' equity	6,190	5,864
Long-term debt	8,640	7,569
Redeemable preferred stock at redemption value	6	7
Total long-term debt	8,646	7,576
Total capitalization	14,836	13,440
Current liabilities:
Short-term debt	474	964
Current portion of long-term debt	29	71
Accounts payable	149	175
Accrued liabilities	490	556
Accrued taxes	78	45
Accrued interest	96	87
Other	172	196
Total current liabilities	1,488	2,094
Regulatory and other long-term liabilities:
Advances for construction	247	252
Deferred income taxes and investment tax credits	1,904	1,740
Regulatory liabilities	1,849	1,907
Operating lease liabilities	94	—
Accrued pension liabilities	399	390
Other	76	78
Total regulatory and other long-term liabilities	4,569	4,367
Contributions in aid of construction	1,345	1,322
Commitments and contingencies (See Note 9)
Total capitalization and liabilities	$22,238	$21,223
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues	$1,013	$976	$2,708	$2,590
Operating expenses:
Operation and maintenance	395	390	1,132	1,085
Depreciation and amortization	144	141	430	404
General taxes	68	71	209	210
(Gain) on asset dispositions and purchases	—	(18)	(9)	(20)
Impairment charge	—	57	—	57
Total operating expenses, net	607	641	1,762	1,736
Operating income	406	335	946	854
Other income (expense):
Interest, net	(97)	(89)	(284)	(259)
Non-operating benefit costs, net	4	5	12	10
Other, net	5	4	23	12
Total other income (expense)	(88)	(80)	(249)	(237)
Income before income taxes	318	255	697	617
Provision for income taxes	78	70	174	164
Consolidated net income	240	185	523	453
Net loss attributable to noncontrolling interest	—	(2)	—	(2)
Net income attributable to common shareholders	$240	$187	$523	$455

Basic earnings per share: (a)
Net income attributable to common shareholders	$1.33	$1.04	$2.90	$2.54
Diluted earnings per share: (a)
Net income attributable to common shareholders	$1.33	$1.04	$2.89	$2.53
Weighted-average common shares outstanding:
Basic	181	181	181	179
Diluted	181	181	181	180

(a)	Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$240	$187	$523	$455
Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Amortization of actuarial loss, net of tax of $0 and $1 for the three months ended September 30, 2019 and 2018, respectively, and $1 and $2 for the nine months ended September 30, 2019 and 2018, respectively	1	2	2	6
Foreign currency translation adjustment	—	—	(1)	—
Unrealized gain (loss) on cash flow hedges, net of tax of $0 and $2 for the three months ended September 30, 2019 and 2018, respectively, and $(5) and $4 for the nine months ended September 30, 2019 and 2018, respectively	—	7	(13)	13
Net other comprehensive income (loss)	1	9	(12)	19
Comprehensive income attributable to common shareholders	$241	$196	$511	$474
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$523	$453
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	430	404
Deferred income taxes and amortization of investment tax credits	163	142
Provision for losses on accounts receivable	18	22
Gain on asset dispositions and purchases	(9)	(20)
Impairment charge	—	57
Pension and non-pension postretirement benefits	13	19
Other non-cash, net	(51)	27
Changes in assets and liabilities:
Receivables and unbilled revenues	(54)	(70)
Pension and postretirement benefit contributions	(23)	(11)
Accounts payable and accrued liabilities	(16)	(23)
Other assets and liabilities, net	(45)	32
Impact of Freedom Industries settlement activities	(4)	(40)
Net cash provided by operating activities	945	992
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,115)	(1,136)
Acquisitions, net of cash acquired	(85)	(381)
Proceeds from sale of assets	17	33
Removal costs from property, plant and equipment retirements, net	(71)	(61)
Net cash used in investing activities	(1,254)	(1,545)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,191	1,355
Repayments of long-term debt	(153)	(330)
Net short-term borrowings with maturities less than three months	(491)	(341)
Proceeds from issuance of common stock	—	183
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $11 and $7 for the nine months ended September 30, 2019 and 2018, respectively	13	8
Advances and contributions for construction, net of refunds of $25 and $20 for the nine months ended September 30, 2019 and 2018, respectively	16	15
Debt issuance costs	(11)	(12)
Make-whole premium on early debt redemption	—	(10)
Dividends paid	(263)	(237)
Anti-dilutive share repurchases	(36)	(45)
Net cash provided by financing activities	266	586
Net (decrease) increase in cash, cash equivalents and restricted funds	(43)	33
Cash, cash equivalents and restricted funds at beginning of period	159	83
Cash, cash equivalents and restricted funds at end of period	$116	$116
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$245	$187

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2018	185.4	$2	$6,657	$(464)	$(34)	(4.7)	$(297)	$5,864
Cumulative effect of change in accounting principle	—	—	—	(2)	—	—	—	(2)
Net income attributable to common shareholders	—	—	—	113	—	—	—	113
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	2	—	—	—	—	2
Stock-based compensation activity	0.2	—	8	—	—	(0.1)	(5)	3
Repurchases of common stock	—	—	—	—	—	(0.3)	(36)	(36)
Net other comprehensive loss	—	—	—	—	(13)	—	—	(13)
Balance as of March 31, 2019	185.6	$2	$6,668	$(353)	$(47)	(5.1)	$(338)	$5,932
Net income attributable to common shareholders	—	—	—	170	—	—	—	170
Direct stock reinvestment and purchase plan	—	—	2	—	—	—	—	2
Employee stock purchase plan	—	—	3	—	—	—	—	3
Stock-based compensation activity	0.1	—	10	—	—	—	—	10
Dividends ($0.50 declared per common share)	—	—	—	(90)	—	—	—	(90)
Balance as of June 30, 2019	185.7	2	6,683	(273)	(47)	(5.1)	(338)	6,027
Net income attributable to common shareholders	—	—	—	240	—	—	—	240
Direct stock reinvestment and purchase plan	—	—	3	—	—	—	—	3
Employee stock purchase plan	—	—	3	—	—	—	—	3
Stock-based compensation activity	0.2	—	6	—	—	—	—	6
Net other comprehensive loss	—	—	—	—	1	—	—	1
Dividends ($0.50 declared per common share)	—	—	—	(90)	—	—	—	(90)
Balance as of September 30, 2019	185.9	$2	$6,695	$(123)	$(46)	(5.1)	$(338)	$6,190

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2017	182.5	$2	$6,432	$(723)	$(79)	(4.1)	$(247)	$5,385
Net income attributable to common shareholders	—	—	—	106	—	—	—	106
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	1	—	—	—	—	1
Stock-based compensation activity	0.2	—	4	—	—	(0.1)	(5)	(1)
Repurchases of common stock	—	—	—	—	—	(0.5)	(45)	(45)
Net other comprehensive income	—	—	—	—	4	—	—	4
Balance as of March 31, 2018	182.7	$2	$6,438	$(617)	$(75)	(4.7)	$(297)	$5,451
Net income attributable to common shareholders	—	—	—	162	—	—	—	162
Direct stock reinvestment and purchase plan	0.1	—	3	—	—	—	—	3
Employee stock purchase plan	0.1	—	3	—	—	—	—	3
Stock-based compensation activity	—	—	10	(1)	—	—	—	9
Issuance of common stock	2.3	—	183	—	—	—	—	183
Net other comprehensive income	—	—	—	—	6	—	—	6
Dividends ($0.455 declared per common share)	—	—	—	(81)	—	—	—	(81)
Balance as of June 30, 2018	185.2	2	6,637	(537)	(69)	(4.7)	(297)	5,736
Net income attributable to common shareholders	—	—	—	187	—	—	—	187
Direct stock reinvestment and purchase plan	—	—	1	—	—	—	—	1
Employee stock purchase plan	—	—	2	—	—	—	—	2
Stock-based compensation activity	0.1	—	7	—	—	—	—	7
Net other comprehensive income	—	—	—	—	9	—	—	9
Dividends ($0.455 declared per common share)	—	—	—	(82)	—	—	—	(82)
Balance as of September 30, 2018	185.3	$2	$6,647	$(432)	$(60)	(4.7)	$(297)	$5,860
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2019, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Accounting for Leases
Updated the accounting and disclosure guidance for leasing arrangements. Under this guidance, a lessee is required to recognize the following for all leases, excluding short-term leases, at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. A package of optional transition practical expedients allows an entity not to reassess under the new guidance: (i) whether any expired or existing contracts as of the adoption date are or contain leases; (ii) lease classification; and (iii) initial direct costs. Additional, optional transition practical expedients are available which allow an entity not to evaluate expired or existing land easements as of the adoption date if the easements were not previously accounted for as leases; and to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment in the opening balance of retained earnings in the period of adoption.
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

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of September 30, 2019:

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

Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended September 30:

	2019	2018
Cash and cash equivalents	$94	$86
Restricted funds	22	29
Restricted funds included in other long-term assets	—	1
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$116	$116

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

Presented in the table below are operating revenues disaggregated for the three months ended September 30, 2019:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$503	$1	$504
Commercial	188	—	188
Fire service	37	—	37
Industrial	38	—	38
Public and other	64	—	64
Total water services	830	1	831
Wastewater services:
Residential	31	—	31
Commercial	9	—	9
Industrial	1	—	1
Public and other	2	—	2
Total wastewater services	43	—	43
Miscellaneous utility charges	9	—	9
Alternative revenue programs	—	(1)	(1)
Lease contract revenue	—	1	1
Total Regulated Businesses	882	1	883
Market-Based Businesses	136	—	136
Other	(5)	(1)	(6)
Total operating revenues	$1,013	$—	$1,013

(a)
Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the nine months ended September 30, 2019:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,296	$1	$1,297
Commercial	477	—	477
Fire service	106	—	106
Industrial	104	—	104
Public and other	160	—	160
Total water services	2,143	1	2,144
Wastewater services:
Residential	88	—	88
Commercial	23	—	23
Industrial	2	—	2
Public and other	10	—	10
Total wastewater services	123	—	123
Miscellaneous utility charges	27	—	27
Alternative revenue programs	—	23	23
Lease contract revenue	—	6	6
Total Regulated Businesses	2,293	30	2,323
Market-Based Businesses	402	—	402
Other	(16)	(1)	(17)
Total operating revenues	$2,679	$29	$2,708

(a)
Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s Market-Based Businesses, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts and home warranty protection program contracts, and are recognized as revenue when the associated performance obligations are satisfied. Contract assets are included in unbilled revenues and contract liabilities are included in other current liabilities on the Consolidated Balance Sheets as of September 30, 2019.

Presented in the table below are the changes in contract assets and liabilities for the nine months ended September 30, 2019:

Amount
Contract assets:
Balance as of January 1, 2019	$14
Additions	14
Transfers to accounts receivable, net	(19)
Balance as of September 30, 2019	$9

Contract liabilities:
Balance as of January 1, 2019	$20
Additions	52
Transfers to operating revenues	(42)
Balance as of September 30, 2019	$30

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of September 30, 2019, the Company’s operation and maintenance (“O&M”) and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2070 and have RPOs of $5.4 billion as of September 30, 2019, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2020 and 2038 and have RPOs of $559 million as of September 30, 2019, as measured by estimated remaining contract revenue.
Note 4: Acquisitions
During the nine months ended September 30, 2019, the Company closed on the acquisition of 16 regulated water and wastewater systems for a total aggregate purchase price of $85 million, including the acquisition of the City of Alton, Illinois’ regional wastewater system on June 27, 2019 for $55 million. Assets acquired from these acquisitions, principally utility plant, totaled $89 million, and liabilities assumed totaled $4 million. These acquisitions were predominately accounted for as business combinations, as the Company continues to grow its business through regulated acquisitions. The preliminary purchase price allocations related to acquisitions accounted for as business combinations will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.
Subsequent to September 30, 2019, the Company closed on three regulated water and wastewater systems for a total aggregate purchase price of $137 million, highlighted by the acquisition of the water assets of Steelton Borough, Pennsylvania for $22 million and Lake Station, Indiana for $21 million, and the wastewater assets of the Township of Exeter, Pennsylvania for $94 million.

Note 5: Shareholders' Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2019 and 2018, respectively:

	Defined Benefit Pension Plans			Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2018	$(102)	$1	$56	$1	$10	$(34)
Other comprehensive loss before reclassifications	—	—	—	—	(13)	(13)
Amounts reclassified from accumulated other comprehensive loss	—	—	2	(1)	—	1
Net other comprehensive income (loss)	—	—	2	(1)	(13)	(12)
Balance as of September 30, 2019	$(102)	$1	$58	$—	$(3)	$(46)

Balance as of December 31, 2017	$(140)	$1	$49	$1	$10	$(79)
Other comprehensive income before reclassifications	—	—	—	—	13	13
Amounts reclassified from accumulated other comprehensive loss	—	—	6	—	—	6
Net other comprehensive income	—	—	6	—	13	19
Balance as of September 30, 2018	$(140)	$1	$55	$1	$23	$(60)

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
Anti-Dilutive Stock Repurchase Program
During the nine months ended September 30, 2019, the Company repurchased 0.4 million shares of its common stock in the open market at an aggregate cost of $36 million under the anti-dilutive stock repurchase program authorized by the Company’s Board of Directors in 2015. As of September 30, 2019, there were 5.1 million shares of common stock available for repurchase under the program.
Dividends
On September 4, 2019, the Company paid a cash dividend of $0.50 per share to shareholders of record as of August 9, 2019.
On October 29, 2019, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.50 per share, payable on December 4, 2019 to shareholders of record as of November 12, 2019. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.

Note 6: Long-Term Debt
Presented in the table below are issuances of long-term debt during the nine months ended September 30, 2019:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Senior Notes—fixed rate	3.45%-4.15%	2029-2049	$1,100
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-4.23%	2021-2048	91
Total issuances				$1,191
Presented in the table below are retirements and redemptions of long-term debt through sinking fund provisions, optional redemptions or payment at maturity, during the nine months ended September 30, 2019:

Company	Type	Rate	Maturity	Amount
American Water Capital Corp.	Senior Notes—fixed rate	7.21%	2019	$25
American Water Capital Corp.	Private activity bonds and government funded debt—fixed rate	1.79%-2.90%	2021-2031	1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-6.20%	2019-2048	92
Other American Water subsidiaries	Mortgage bonds—fixed rate	5.48%-9.13%	2019-2021	28
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	2036	1
Other American Water subsidiaries	Term loan	5.76%-5.81%	2021	6
Total retirements and redemptions				$153
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
On May 6, 2019, the Company terminated five forward starting swap agreements with an aggregate notional amount of $510 million, realizing a net loss of $30 million, to be amortized through interest, net over 10 and 30 year periods, in accordance with the terms of the new debt issued on May 13, 2019. No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2019 and 2018.
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
Presented in the table below are the gross fair values of the Company’s derivative liabilities, as well as the location of the liability balances on the Consolidated Balance Sheets:

Derivative Instrument	Derivative Designation	Balance Sheet Classification	September 30, 2019	December 31, 2018
Liability derivative:
Forward starting swaps	Cash flow hedge	Other current liabilities	$—	$14

Note 7: Income Taxes
The Company’s effective income tax rate was 24.5% and 27.5% for the three months ended September 30, 2019 and 2018, respectively, and 25.0% and 26.6% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the Company’s effective income tax rate during the three and nine months ended September 30, 2019 was primarily due to changes in state tax law, state income apportionment, and the amortization of excess accumulated deferred income taxes resulting from the Tax Cuts and Jobs Act, which is generally reflected in customer rates beginning in 2019.

Note 8: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit cost (credit):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic pension benefit cost:
Service cost	$7	$8	$21	$25
Interest cost	21	19	62	57
Expected return on plan assets	(23)	(24)	(68)	(73)
Amortization of prior service credit	(1)	—	(3)	—
Amortization of actuarial loss	8	6	24	20
Net periodic pension benefit cost	$12	$9	$36	$29

Components of net periodic other postretirement benefit credit:
Service cost	$1	$2	$3	$7
Interest cost	4	5	11	16
Expected return on plan assets	(5)	(7)	(14)	(20)
Amortization of prior service credit	(9)	(7)	(26)	(16)
Amortization of actuarial loss	1	1	3	3
Net periodic other postretirement benefit credit	$(8)	$(6)	$(23)	$(10)

The Company contributed $9 million and $23 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2019, respectively, and made $11 million of funding contributions for the three and nine months ended September 30, 2018. The Company made no contributions for the funding of its other postretirement benefit plans for each of the three and nine months ended September 30, 2019 and 2018. The Company expects to make pension contributions to the plan trusts of up to $8 million during the remainder of 2019.
Note 9: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of September 30, 2019, the Company has accrued approximately $20 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $25 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 9—Commitments and Contingencies, will not have a material adverse effect on the Company.
West Virginia Elk River Freedom Industries Chemical Spill
On June 8, 2018, the U.S. District Court for the Southern District of West Virginia granted final approval of a settlement class and global class action settlement (the “Settlement”) for all claims and potential claims by all putative class members (collectively, the “West Virginia Plaintiffs”) arising out of the January 2014 Freedom Industries, Inc. chemical spill in West Virginia. The effective date of the Settlement was July 16, 2018.
Under the terms and conditions of the Settlement, West Virginia-American Water Company (“WVAWC”) and certain other Company affiliated entities (collectively, the “West Virginia-American Water Defendants”) did not admit, and will not admit, any fault or liability for any of the allegations made by the West Virginia Plaintiffs in any of the actions that were resolved. Under federal class action rules, claimants had the right, until December 8, 2017, to elect to opt out of the final Settlement. Less than 100 of the estimated 225,000 putative class members elected to opt out from the Settlement, and these claimants will not receive any benefit from or be bound by the terms of the Settlement.

In June 2018, the Company and its remaining non-participating general liability insurance carrier settled for a payment to the Company of $20 million, out of a maximum of $25 million in potential coverage under the terms of the relevant policy, in exchange for a full release by the West Virginia-American Water Defendants of all claims against the insurance carrier related to the Freedom Industries chemical spill.
The aggregate pre-tax amount contributed by WVAWC of the $126 million Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of September 30, 2019, $5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $5 million in offsetting insurance receivables has been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of September 30, 2019 reflects $20 million of reductions in the liability during the first nine months of 2019, $16 million of which was also recorded as reductions to the offsetting insurance receivable reflected in other current assets. The Company has funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
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
On June 2, 2017, a putative class action complaint captioned Jeffries, et al. v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County on behalf of a purported class of residents and business owners who lost water service or pressure as a result of the Dunbar main break. The complaint alleges breach of contract by WVAWC for failure to supply water, violation of West Virginia law regarding the sufficiency of WVAWC’s facilities and negligence by WVAWC in the design, maintenance and operation of the water system. The Jeffries plaintiffs seek unspecified alleged damages on behalf of the class for lost profits, annoyance and inconvenience, and loss of use, as well as punitive damages for willful, reckless and wanton behavior in not addressing the risk of pipe failure and a large outage.
In October 2017, WVAWC filed with the court a motion seeking to dismiss all of the Jeffries plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserted that the Public Service Commission of West Virginia, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. On May 30, 2018, the court, at a hearing, denied WVAWC’s motion to apply the primary jurisdiction doctrine, and on October 11, 2018, the court issued a written order to that effect. On February 21, 2019, the court issued an order denying WVAWC’s motion to dismiss the Jeffries plaintiffs’ tort claims. On August 21, 2019, the court set a procedural schedule in this case, including a trial date of September 21, 2020. Discovery in this case is ongoing.
The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint. WVAWC is vigorously defending itself against these allegations. The Company cannot currently estimate the amount of any reasonably possible loss or a range of such losses related to this proceeding.
Chattanooga, Tennessee Water Main Break Class Action Litigation
On September 12, 2019, Tennessee-American Water Company (“TAWC”), a wholly owned subsidiary of the Company, experienced a break of a 36-inch water transmission main, which caused service fluctuations or interruptions to TAWC customers and the issuance of a boil water notice. TAWC repaired the main break by early morning on September 14, 2019, and restored full water service by the afternoon on September 15, 2019, with the boil water notice lifted for all customers on September 16, 2019.
On September 17, 2019, a putative class action complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc., a wholly owned subsidiary of the Company (collectively, the “Tennessee-American Water Defendants”), on behalf of a putative class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga main break (the “Tennessee Plaintiffs”). The complaint alleges breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. The Tennessee Plaintiffs seek an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest.

The Tennessee-American Water Defendants believe that they have meritorious defenses to the claims raised in this class action complaint, and they intend to vigorously defend themselves against these allegations. The Company cannot currently estimate the amount of any reasonably possible loss or a range of such losses related to this proceeding.
Note 10: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common shareholders	$240	$187	$523	$455

Denominator:
Weighted-average common shares outstanding—Basic	181	181	181	179
Effect of dilutive common stock equivalents	—	—	—	1
Weighted-average common shares outstanding—Diluted	181	181	181	180

The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units and performance stock units granted under the Company’s 2007 and 2017 Omnibus Equity Compensation Plans, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2019 and 2018 because their effect would have been anti-dilutive under the treasury stock method.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	Carrying Amount	At Fair Value as of September 30, 2019
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$7	$—	$—	$10	$10
Long-term debt (excluding finance lease obligations)	8,666	7,717	416	1,664	9,797

	Carrying Amount	At Fair Value as of December 31, 2018
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$8	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	7,638	5,760	433	1,728	7,921

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	At Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$22	$—	$—	$22
Rabbi trust investments	16	—	—	16
Deposits	3	—	—	3
Other investments	13	—	—	13
Total assets	54	—	—	54

Liabilities:
Deferred compensation obligations	20	—	—	20
Total liabilities	20	—	—	20
Total assets	$34	$—	$—	$34

	At Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	15	—	—	15
Deposits	3	—	—	3
Other investments	3	—	—	3
Total assets	50	—	—	50

Liabilities:
Deferred compensation obligations	17	—	—	17
Mark-to-market derivative liabilities	—	14	—	14
Total liabilities	17	14	—	31
Total assets (liabilities)	$33	$(14)	$—	$19

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operations, maintenance and repair projects. Long-term restricted funds of less than $1 million and $1 million were included in other long-term assets on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.
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
Adoption of the Standard resulted in the recognition of operating lease ROU assets and operating lease liabilities as of January 1, 2019 of approximately $117 million and $115 million, respectively. The difference between the ROU assets and operating lease liabilities was recorded as an adjustment to retained earnings. The Standard did not materially impact the Company’s consolidated results of operations and had no impact on cash flows.
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
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, accrued liabilities and operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets.

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
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $4 million in 2019 through 2023, and $59 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases were $4 million and $12 million for the three and nine months ended September 30, 2019, respectively.
Presented in the table below is supplemental cash flow information:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Cash paid for amounts in lease liabilities (a)	$3	$12
Right-of-use assets obtained in exchange for new operating lease liabilities	—	119

(a)	Includes operating and financing cash flows from operating and finance leases.
Presented in the table below are the weighed-average remaining lease terms and the weighted-average discount rates for finance and operating leases:

As of September 30, 2019
Weighted-average remaining lease term:
Finance lease	7 years
Operating leases	18 years

Weighted-average discount rate:
Finance lease	12%
Operating leases	4%

Presented in the table below are the future maturities of lease liabilities at September 30, 2019:

Amount
2019	$4
2020	15
2021	13
2022	12
2023	8
Thereafter	106
Total lease payments	158
Imputed interest	(53)
Total	$105

Presented in the table below are the future minimum rental commitments, as of December 31, 2018, under operating leases that have initial or remaining non-cancelable lease terms over the next five years and thereafter:

Amount
2019	$17
2020	15
2021	12
2022	11
2023	6
Thereafter	80
Total	$141

Note 13: Segment Information
The Company’s operating segments are comprised of the revenue-generating components of its businesses for which separate financial information is internally produced and regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its businesses primarily through one reportable segment, the Regulated Businesses segment. The Company also operates market-based businesses that, individually, do not meet the criteria of a reportable segment in accordance with GAAP, and are collectively presented as the Market-Based Businesses. “Other” includes corporate costs that are not allocated to the Company’s operating segments, eliminations of inter-segment transactions, fair value adjustments and associated income and deductions related to the acquisitions that have not been allocated to the operating segments for evaluation of performance and allocation of resource purposes. The adjustments related to the acquisitions are reported in Other as they are excluded from segment performance measures evaluated by management.
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended September 30, 2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$883	$136	$(6)	$1,013
Depreciation and amortization	132	9	3	144
Total operating expenses, net	505	108	(6)	607
Interest, net	(74)	1	(24)	(97)
Income before income taxes	313	30	(25)	318
Provision for income taxes	77	7	(6)	78
Net income attributable to common shareholders	236	23	(19)	240
Total assets	19,787	1,060	1,391	22,238
Capital expenditures	399	2	2	403

	As of or for the Three Months Ended September 30, 2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$857	$125	$(6)	$976
Depreciation and amortization	128	9	4	141
Impairment charge	—	57	—	57
Total operating expenses, net	505	139	(3)	641
Interest, net	(71)	—	(18)	(89)
Income before income taxes	288	(14)	(19)	255
Provision for income taxes	76	(5)	(1)	70
Net income attributable to common shareholders	213	(7)	(19)	187
Total assets	18,415	973	1,492	20,880
Capital expenditures	373	2	22	397

	As of or for the Nine Months Ended September 30, 2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,323	$402	$(17)	$2,708
Depreciation and amortization	394	26	10	430
Total operating expenses, net	1,455	322	(15)	1,762
Interest, net	(221)	3	(66)	(284)
Income before income taxes	671	86	(60)	697
Provision for income taxes	169	22	(17)	174
Net income attributable to common shareholders	502	64	(43)	523
Total assets	19,787	1,060	1,391	22,238
Capital expenditures	1,092	10	13	1,115

	As of or for the Nine Months Ended September 30, 2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,267	$339	$(16)	$2,590
Depreciation and amortization	373	20	11	404
Impairment charge	—	57	—	57
Total operating expenses, net	1,420	323	(7)	1,736
Interest, net	(209)	3	(53)	(259)
Income before income taxes	656	20	(59)	617
Provision for income taxes	173	4	(13)	164
Net income attributable to common shareholders	484	18	(47)	455
Total assets	18,415	973	1,492	20,880
Capital expenditures	1,050	9	77	1,136

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and in the Company’s Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements,” and elsewhere in this Form 10-Q.
Overview
American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” Services provided by the Company’s utilities are generally subject to economic regulation by certain state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs” or “Regulators”). The Company also operates market-based businesses that provide a broad range of related and complementary water, wastewater and other services to residential and smaller commercial customers, the U.S. government on military installations and shale natural gas exploration and production companies, as well as municipalities, utilities and industrial customers, collectively presented as the “Market-Based Businesses.” These businesses are not subject to economic regulation by state PUCs. See Part I, Item 1—Business in the Company’s Form 10-K for additional information.
Operating Highlights

•
During October 2019, the Company closed on the acquisitions of three regulated water and wastewater systems for a total aggregate purchase price of $137 million, highlighted by the acquisition of the water assets of Steelton Borough, Pennsylvania and Lake Station, Indiana, and the wastewater assets of the Township of Exeter, Pennsylvania. The acquired systems currently serve approximately 14,700 customers.

•
The Military Services Group (“MSG”) was awarded contracts for ownership, operation and maintenance of the water and wastewater systems at Joint Base San Antonio in Texas, effective September 26, 2019, and the United States Military Academy at West Point, New York, effective September 30, 2019. The contract awards include estimated aggregate revenues of approximately $967 million over a 50-year period, subject to annual economic price adjustments, and expand MSG’s footprint to 16 installations across the country. American Water was selected for both of the two water and wastewater utility privatization contracts awarded by the Department of Defense in fiscal year 2019, as discussed above.

Financial Results
Presented in the table below are the Company’s diluted earnings per share, as determined in accordance with accounting principles generally accepted in the United States (“GAAP”), and the Company’s adjusted diluted earnings per share (a non-GAAP measure):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Diluted earnings per share (GAAP):
Net income attributable to common shareholders	$1.33	$1.04	$2.89	$2.53
Adjustments:
Freedom Industries settlement activities	—	—	(0.02)	(0.11)
Income tax impact	—	—	0.01	0.03
Net adjustments	—	—	(0.01)	(0.08)

Gain on sale of portion of Contract Services Group contracts	—	(0.08)	—	(0.08)
Income tax impact	—	0.02	—	0.02
Net adjustment	—	(0.06)	—	(0.06)

Impairment charge	—	0.31	—	0.31
Income tax impact	—	(0.08)	—	(0.08)
Net loss attributable to noncontrolling interest	—	(0.01)	—	(0.01)
Net adjustment	—	0.22	—	0.22

Total net adjustments	—	0.16	(0.01)	0.08

Adjusted diluted earnings per share (non-GAAP)	$1.33	$1.20	$2.88	$2.61
For the three and nine months ended September 30, 2019, diluted earnings per share (GAAP) were $1.33 and $2.89, respectively, an increase of $0.29 per diluted share, and $0.36 per diluted share, respectively, as compared to the prior year. Included in these amounts are the items presented in the table above and discussed in greater detail in “Adjustments to GAAP” below.
Excluding the items presented in the table above, adjusted diluted earnings per share (non-GAAP) were $1.33 and $2.88 for the three and nine months ended September 30, 2019, respectively, an increase of $0.13 per diluted share, and $0.27 per diluted share, respectively, compared to the prior year.
These increases were driven by: (i) continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth; (ii) growth in the Market-Based Businesses, primarily from its Homeowner Services Group’s (“HOS”) 2018 acquisition of Pivotal Home Solutions (“Pivotal”) and from MSG’s addition of two new military contracts in 2018; and (iii) a lower effective income tax rate. Additionally, as previously reported, during the second quarter of 2019, there was an increase at parent company from the sale of a legacy investment, offset by higher interest expense supporting growth in the business for the nine months ended September 30, 2019.
Adjustments to GAAP
Adjusted diluted earnings per share represents a non-GAAP financial measure and, as shown in the table above, is calculated as GAAP diluted earnings per share, excluding the impact of one or more of the following events: (i) previously reported settlement activities related to the Freedom Industries chemical spill settlement in West Virginia; (ii) the gain recognized in the third quarter of 2018 on the sale of the majority of the Company’s Contract Services Group’s (“CSG”) O&M contracts; and (iii) a goodwill and intangible asset impairment charge related to narrowing of the scope of the Keystone Clearwater Solutions, LLC (“Keystone”) business in the third quarter of 2018.

The Company believes that this non-GAAP measure provides investors with useful information by excluding certain matters that may not be indicative of its ongoing operating results, and that providing this non-GAAP measure will allow investors to better understand the businesses’ operating performance and facilitate a meaningful year-to-year comparison of the Company’s results of operations. Although management uses this non-GAAP financial measure internally to evaluate its results of operations, the Company does not intend results reflected by this non-GAAP measure to represent results as defined by GAAP, and the reader should not consider them as indicators of performance. This non-GAAP financial measure is derived from the Company’s consolidated financial information but is not presented in the financial statements prepared in accordance with GAAP. This measure should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, this non-GAAP financial measure as defined and used above, may not be comparable to similarly titled non-GAAP measures used by other companies, and, accordingly, may have significant limitations on its use.
Growth—through capital investment in infrastructure and regulated acquisitions, as well as strategic growth opportunities in the Market-Based Businesses
During the first nine months of 2019, capital investments of approximately $1.25 billion were made, focused in two key areas:

•	$1.17 billion, of which the majority was in the Regulated Businesses for infrastructure improvements; and

•	$85 million for acquisitions in the Regulated Businesses, which added approximately 32,200 water and wastewater customers through September 30, 2019.
In October 2019, the acquisitions of three regulated water and wastewater systems for a total aggregate purchase price of $137 million, adding approximately 14,700 customers were closed. Highlighted acquisitions are detailed below:

•	On October 9, 2019, the Company’s Pennsylvania subsidiary acquired the water assets of the Steelton Borough, Pennsylvania for $22 million. This system currently serves approximately 2,400 customers.

•	On October 22, 2019, the Company’s Indiana subsidiary acquired the water assets of Lake Station, Indiana for $21 million. This system currently serves approximately 3,300 customers.

•
On October 24, 2019, the Company’s Pennsylvania subsidiary also acquired the wastewater assets of the Township of Exeter, Pennsylvania for $94 million. This system currently serves approximately 9,000 customers.

The Company has entered into agreements for pending acquisitions in the Regulated Businesses to add approximately 26,400 additional customers. For the full year of 2019, capital investments, including acquisitions, are expected to be approximately $1.9 billion.
MSG was awarded contracts for ownership, operation and maintenance of the water and wastewater systems at Joint Base San Antonio in Texas, effective September 26, 2019, and the United States Military Academy at West Point, New York, effective September 30, 2019. Highlights of these contract awards are detailed below:

•
Joint Base San Antonio is comprised of Randolph Air Force Base, Fort Sam Houston, Camp Bullis and Lackland Air Force Base. The installation spans 46,539 acres, across 11 geographically separated parcels of land, and directly or indirectly supports over 187,000 jobs across the state of Texas. The contract award includes estimated revenues of approximately $448 million over a 50-year period, subject to an annual economic price adjustment.

•
The United States Military Academy is located at West Point, New York, the oldest continuously operated Army post in the United States. The institution’s campus, central post and training areas expand across nearly16,000 acres, and is home to a student body of approximately 4,400 cadets. The total contract award includes estimated revenues of approximately $519 million over a 50-year period, subject to an annual economic price adjustment.

Operational Excellence
The adjusted O&M efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 35.0% for the twelve months ended September 30, 2019, as compared to 35.7% for the twelve months ended September 30, 2018, with all periods prior to January 1, 2018 presented on a pro forma basis to include the estimated impact of the TCJA on operating revenues. The improvement in this ratio was largely due to an increase in operating revenues from the Regulated Businesses.
The adjusted O&M efficiency ratio is defined as the operation and maintenance expenses from the Regulated Businesses, divided by the pro forma operating revenues from the Regulated Businesses, where both operation and maintenance expenses and pro forma operating revenues were adjusted to eliminate purchased water expense. Additionally, from operation and maintenance expenses, the allocable portion of non-operation and maintenance support services costs, mainly depreciation and general taxes, which are reflected in the Regulated Businesses segment as operation and maintenance expenses were excluded, but for consolidated financial reporting purposes, are categorized within other line items in the accompanying Consolidated Statements of Operations.

In addition to the adjustments discussed above, for period-to-period comparability purposes, the estimated impact of the TCJA on operating revenues for the Regulated Businesses on a pro forma basis for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods (see “Tax Matters” below for additional information) is provided. The following adjustments to the Company’s O&M efficiency ratio were also made: (i) excluded from operation and maintenance expenses, the impact of certain Freedom Industries chemical spill settlement activities recognized in 2018, and the impact of the reduction of the liability related to the Freedom Industries chemical spill settlement recognized in the first quarter of 2019 (see Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements and “—Financial Results—Adjustments to GAAP” above for additional information); and (ii) excluded from operation and maintenance expenses, the impact of the Company’s January 1, 2018 adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), for 2017, 2018 and 2019 (see Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information). The items discussed above were excluded from the calculation as such items are not reflective of management’s ability to increase the efficiency of the Regulated Businesses.
The Company evaluates its operating performance using this ratio, and believes it is useful to investors because it directly measures improvement in the efficiency of the Regulated Businesses. This information is derived from the consolidated financial information but is not presented in the Company’s financial statements prepared in accordance with GAAP. This information is intended to enhance an investor’s overall understanding of the Company’s operating performance. The adjusted O&M efficiency ratio is not an accounting measure that is based on GAAP, may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this Form 10-Q.

Presented in the table below is the calculation of the Company’s adjusted O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended September 30,
(Dollars in millions)	2019	2018
Total operation and maintenance expenses (a)	$1,526	$1,451
Less:
Operation and maintenance expenses—Market-Based Businesses	398	346
Operation and maintenance expenses—Other (a)	(49)	(40)
Total operation and maintenance expenses—Regulated Businesses (a)	1,177	1,145
Less:
Regulated purchased water expenses	133	134
Allocation of non-operation and maintenance expenses	32	30
Impact of Freedom Industries settlement activities (b)	(4)	(20)
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,016	$1,001

Total operating revenues	$3,558	$3,410
Less:
Pro forma adjustment for impact of the TCJA (c)	—	40
Total pro forma operating revenues	3,558	3,370
Less:
Operating revenues—Market-Based Businesses	540	455
Operating revenues—Other	(22)	(22)
Total pro forma operating revenues—Regulated Businesses	3,040	2,937
Less:
Regulated purchased water revenues (d)	133	134
Adjusted pro forma operating revenues—Regulated Businesses (ii)	$2,907	$2,803

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	35.0%	35.7%

(a)	Includes the impact of the Company’s adoption of ASU 2017-07 on January 1, 2018.

(b)
Includes the impact of a settlement in 2018 with one of the Company’s general liability insurance carriers, and the reduction of the liability related to the Freedom Industries chemical spill in the first quarter of 2019.

(c)
Includes the estimated impact of the TCJA on operating revenues for the Regulated Businesses for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods.

(d)	The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from general rate cases and infrastructure surcharges that became effective:

(In millions)	During the Three Months Ended September 30, 2019	During the Nine Months Ended September 30, 2019
General rate cases by state:
Indiana (a)	$4	$4
Kentucky (effective June 28, 2019)	—	13
California (b)	—	4
New York (c)	—	4
West Virginia (effective February 25, 2019)	—	19
Maryland (effective February 5, 2019)	—	1
Total general rate cases	$4	$45

Infrastructure surcharges by state:
Tennessee (effective September 1, 2019)	$1	$1
New York (effective August 1, 2019)	2	2
New Jersey (effective July 1, 2019)	15	15
Pennsylvania (effective July 1, 2019 and April 1, 2019)	3	5
Missouri (effective June 24, 2019)	—	9
Illinois (effective January 1, 2019)	—	8
West Virginia (effective January 1, 2019)	—	2
Total infrastructure surcharges	$21	$42

(a)
The Company’s Indiana subsidiary received an order approving a joint settlement agreement with all major parties with respect to its general rate case filing, authorizing annualized incremental revenues of $4 million in the first rate year, effective July 1, 2019, and $13 million in the second rate year, effective approximately May 1, 2020.

(b)	The Company’s California subsidiary received approval for the second rate year (2019) step increase associated with its most recent general rate case authorization, effective May 11, 2019.

(c)	The Company’s New York subsidiary implemented its third step increase associated with its most recent general rate case authorization, effective April 1, 2019.
Effective October 1, 2019, the Company’s Pennsylvania subsidiary implemented infrastructure surcharges for annualized incremental revenues of $6 million.
Pending General Rate Case Filings
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $26 million annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively.
In 2018, the Company’s Virginia subsidiary filed a general rate case requesting $5 million in annualized incremental revenues. On May 1, 2019, interim rates under bond and subject to refund were implemented and will remain in effect until a final decision is received on this general rate case filing.
There is no assurance that all or any portion of these requests will be granted.

Pending Infrastructure Surcharge Filings
Presented in the table below are the Company’s pending infrastructure surcharge filings:

(In millions)	Date Filed	Amount
Pending infrastructure surcharge filings by state:
Missouri	August 26, 2019	$6
West Virginia	June 28, 2019	4
Total pending infrastructure surcharge filings		$10
There is no assurance that all or any portion of these requests will be granted.
Tax Matters
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, and certain other provisions related specifically to the public utility industry, including continuation of interest expense deductibility, the exclusion from utilizing bonus depreciation and the normalization of deferred income taxes. In 2018, the Company’s 14 regulatory jurisdictions began to consider the impacts of the TCJA. The Company has adjusted customer rates to reflect the lower income tax rate in 11 states. In one of those 11 states, a portion of the tax savings is being used to reduce certain regulatory assets. In one additional state, the Company is using the tax savings to offset additional capital investment and to reduce a regulatory asset. Proceedings in the other two regulatory jurisdictions remain pending.
The enactment of the TCJA required a re-measurement of the Company’s deferred income taxes that materially impacted its 2017 results of operations and financial position. The portion of this re-measurement related to the Regulated Businesses was substantially offset by a regulatory liability, as the Company believes it is probable that the excess accumulated deferred income taxes (“EADIT”) created by the TCJA will be used to benefit its regulated customers in future rates. Six of the Company’s regulated subsidiaries are amortizing EADIT and crediting customers, including one which is using the EADIT to offset future infrastructure investments. The Company expects the timing of the amortization of EADIT credits by the eight remaining regulated subsidiaries to be addressed in pending or future rate cases or other proceedings.
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
Legislative Updates
During 2019, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of October 30, 2019:

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

•
In Pennsylvania, House Bill 751, now Act 53 of 2019, allows water and wastewater utilities responsible for funding the income taxes on taxable contributions and advances to record the income taxes paid in accumulated deferred income taxes for accounting and ratemaking purposes.

•	In West Virginia, House Bill 117 allows qualified low income customers to apply for a 20% discount on their wastewater bill.

Condemnation and Eminent Domain
All or portions of the Regulated Businesses’ utility assets could be acquired by state, municipal or other government entities through one or more of the following methods: (i) eminent domain (also known as condemnation); (ii) the right of purchase given or reserved by a municipality or political subdivision when the original certificate of public convenience and necessity (“CPCN”) was granted; and (iii) the right of purchase given or reserved under the law of the state in which the utility subsidiary was incorporated or from which it received its CPCN. The acquisition consideration related to such a proceeding initiated by a local government may be determined consistent with applicable eminent domain law, or may be negotiated or fixed by appraisers as prescribed by the law of the state or in the particular CPCN.
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, a citizens group in Monterey, California successfully added “Measure J” to the November 6, 2018 election ballot asking voters to decide whether the Monterey Peninsula Water Management District (the “MPWMD”) should conduct a feasibility study concerning the potential purchase of the Company’s California subsidiary’s Monterey water service assets (the “Monterey system assets”), and, if feasible, to proceed with a purchase of those assets without an additional public vote. This service territory represents approximately 40,000 customers. On November 27, 2018, Measure J was certified to have passed.
On August 19, 2019, the MPWMD’s General Manager issued a report that recommends that the MPWMD board (1) develop criteria to determine which water systems should be considered for acquisition, (2) examine the feasibility of acquiring the Monterey system assets and consider public ownership of smaller systems only if MPWMD becomes the owner of a larger system, (3) evaluate whether it is in the public interest to acquire the Monterey system assets and sufficiently satisfy the criterion of “feasible” as provided in Measure J, (4) ensure there is significant potential for cost savings before agreeing to commence an acquisition, and (5) develop more fully alternate operating plans before deciding whether to consider a Resolution of Necessity. The Company estimates that the WPMWD’s feasibility study will be issued in early November 2019, with public hearings to follow. If the MPWMD were ultimately to determine that an acquisition of the Monterey system assets is feasible, then the MPWMD would commence a multi-year eminent domain proceeding against the Company’s California subsidiary to first establish the MPWMD’s right to take the system assets and, if such right is established, determine the amount of just compensation to be paid for the system assets.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company’s Illinois subsidiary in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. A jury trial will take place to establish the value of the pipeline. The parties have filed with the court updated valuation reports. Although the date of the valuation trial has not currently been scheduled, it is not likely to commence before the first quarter of 2020.
Furthermore, the law in certain jurisdictions in which the Regulated Businesses operate provides for eminent domain rights allowing private property owners to file a lawsuit to seek just compensation against a public utility, if a public utility’s infrastructure has been determined to be a substantial cause of damage to that property. In these actions, the plaintiff would not have to prove that the public utility acted negligently. In California, most recently, lawsuits have been filed in connection with large-scale natural events such as wildfires. Some have included allegations that infrastructure of certain utilities triggered the natural event that resulted in damage to the property. In some cases, the PUC has allowed certain costs or losses incurred by the utility to be recovered from customers in rates, but in other cases such recovery in rates has been disallowed. Also, the utility may have obtained insurance that could respond to some or all of such losses, although the utility would be at risk for any losses not ultimately subject to rate or insurance recovery or losses that exceed the limits of such insurance.

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
(Dollars in millions)
Operating revenues	$1,013	$976	$37	$2,708	$2,590	$118
Operating expenses:
Operation and maintenance	395	390	5	1,132	1,085	47
Depreciation and amortization	144	141	3	430	404	26
General taxes	68	71	(3)	209	210	(1)
(Gain) on asset dispositions and purchases	—	(18)	18	(9)	(20)	11
Impairment charge	—	57	(57)	—	57	(57)
Total operating expenses, net	607	641	(34)	1,762	1,736	26
Operating income	406	335	71	946	854	92
Other income (expense):
Interest, net	(97)	(89)	(8)	(284)	(259)	(25)
Non-operating benefit costs, net	4	5	(1)	12	10	2
Other, net	5	4	1	23	12	11
Total other income (expense)	(88)	(80)	(8)	(249)	(237)	(12)
Income before income taxes	318	255	63	697	617	80
Provision for income taxes	78	70	8	174	164	10
Consolidated net income	240	185	55	523	453	70
Net loss attributable to noncontrolling interest	—	(2)	2	—	(2)	2
Net income attributable to common shareholders	$240	$187	$53	$523	$455	$68
The main factors contributing to the increases in net income attributable to common shareholders for the three and nine months ended September 30, 2019 are described in “Segment Results of Operations” below. Additionally, as previously reported, during the second quarter of 2019, there was an increase at parent company from the sale of a legacy investment, offset by higher interest expense supporting growth in the business for the nine months ended September 30, 2019. Further, there was a benefit in the provision for income taxes during the three and nine months ended September 30, 2019, primarily due to changes in state tax law, state income apportionment, and the amortization of EADIT resulting from the TCJA, which is generally reflected in customer rates beginning in 2019.
Segment Results of Operations
The Company’s operating segments are comprised of the revenue-generating components of its business for which separate financial information is internally produced and regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its business primarily through one reportable segment, the Regulated Businesses segment. The Company also operates market-based businesses that, individually, do not meet the criteria of a reportable segment in accordance with GAAP, and are collectively presented as the Market-Based Businesses, which is consistent with how management assesses the results of these businesses.

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
(Dollars in millions)
Operating revenues	$883	$857	$26	$2,323	$2,267	$56
Operation and maintenance	310	314	(4)	875	856	19
Depreciation and amortization	132	128	4	394	373	21
General taxes	64	66	(2)	195	197	(2)
(Gain) on asset dispositions and purchases	(1)	(3)	2	(9)	(6)	(3)
Other income (expenses)	(64)	(64)	—	(196)	(191)	(5)
Income before income taxes	313	288	25	671	656	15
Provision for income taxes	77	76	1	169	173	(4)
Net income attributable to common shareholders	236	213	23	502	484	18
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
(Dollars in millions)
Water services:
Residential	$504	$482	$22	$1,297	$1,260	$37
Commercial	188	183	5	477	468	9
Fire service	37	35	2	106	102	4
Industrial	38	40	(2)	104	105	(1)
Public and other	63	61	2	183	173	10
Total water services	830	801	29	2,167	2,108	59
Wastewater services	43	41	2	123	117	6
Other (a)	10	15	(5)	33	42	(9)
Total operating revenues	$883	$857	$26	$2,323	$2,267	$56

(a)	Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
(Gallons in millions)
Billed water services volumes:
Residential	50,962	52,963	(2,001)	125,835	131,201	(5,366)
Commercial	24,207	24,914	(707)	60,840	62,428	(1,588)
Industrial	10,423	10,752	(329)	28,232	29,647	(1,415)
Fire service, public and other	14,541	14,504	37	37,751	38,427	(676)
Billed water services volumes	100,133	103,133	(3,000)	252,658	261,703	(9,045)

For the three months ended September 30, 2019, operating revenues increased $26 million, primarily due to a:

•	$26 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; a

•	$6 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; and a

•	$5 million increase in other operating revenues largely driven by a settlement agreement in the Company’s New York subsidiary during the third quarter of 2018; partially offset by a

•
$6 million decrease from the impacts of the TCJA, principally in the Company’s West Virginia subsidiary, where, during the third quarter of 2018, it was authorized to use a portion of the income tax savings resulting from the TCJA for accelerated recovery of certain regulatory assets, resulting in an increase in operating revenues and operation and maintenance expense during 2018; and a

•	$3 million decrease from lower water services demand and ongoing customer usage reductions from conservation.
For the nine months ended September 30, 2019, operating revenues increased $56 million, primarily due to a:

•	$86 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; and a

•	$12 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; partially offset by a

•
$32 million decrease from lower water services demand, including $13 million driven by unusually wet weather conditions experienced in the Northeast and Midwest during the second quarter of 2019, and ongoing customer usage reductions from conservation; and a

•
$10 million decrease from the impacts of the TCJA, principally from the Company’s Missouri subsidiary’s 2018 general rate case decision which authorized the adjustment of customer rates, effective May 28, 2018, to reflect the income tax savings resulting from the TCJA.

Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
(Dollars in millions)
Production costs	$95	$92	$3	$239	$238	$1
Employee-related costs	116	116	—	348	343	5
Operating supplies and services	57	60	(3)	168	161	7
Maintenance materials and supplies	17	17	—	54	56	(2)
Customer billing and accounting	15	17	(2)	39	43	(4)
Other	10	12	(2)	27	15	12
Total	$310	$314	$(4)	$875	$856	$19
For the three months ended September 30, 2019, operation and maintenance expense decreased $4 million, primarily due to a:

•
$3 million decrease in operating supplies and services from lower contracted services during 2019, and costs incurred during 2018 related to a settlement agreement in the Company’s New York subsidiary and condemnation proceedings in Monterey, California; a

•	$2 million decrease in customer billing and accounting from a decrease in customer uncollectible expense; and a

•
$2 million decrease in other operation and maintenance expense from the impacts of the TCJA, where, during the third quarter of 2018, the Company’s West Virginia subsidiary was authorized to use a portion of the income tax savings resulting from the TCJA for accelerated recovery of certain regulatory assets, resulting in an increase in operating revenues and operation and maintenance expense during 2018; partially offset by a

•	$3 million increase in production costs from purchased water and chemical prices and usage increases.

For the nine months ended September 30, 2019, operation and maintenance expense increased $19 million, primarily due to a:

•
$12 million increase in other operation and maintenance expense principally due to a $20 million benefit recorded in the second quarter of 2018, resulting from an insurance settlement related to the Freedom Industries chemical spill in West Virginia, offset in part by (i) a $4 million reduction to the liability related to the Freedom Industries chemical spill, recorded in the first quarter of 2019, and (ii) the accelerated recovery of certain regulatory assets in the Company’s West Virginia subsidiary during 2018, as discussed above; a

•
$7 million increase in operating supplies and services from higher software licensing costs, and expenses related to various projects in the Company’s California subsidiary, offset in part by costs in incurred during 2018 related to a settlement agreement in the Company’s New York subsidiary, as discussed above; and a

•
$5 million increase in employee-related costs from higher headcount and related compensation expense in support of the growth in the business, offset in part by lower pension service costs; partially offset by a

•	$4 million decrease in customer billing and accounting from a decrease in customer uncollectible expense.
Depreciation and Amortization
For the three and nine months ended September 30, 2019, depreciation and amortization increased $4 million and $21 million, respectively, primarily due to additional utility plant placed in service.
Other Income (Expenses)
There was no change in other income (expenses) for the three months ended September 30, 2019. For the nine months ended September 30, 2019, other income (expenses) increased $5 million, primarily due to an increase in interest expense from the issuance of incremental long-term debt in the second quarter of 2019 and the third quarter of 2018, in support of the growth in the business.
Provision for Income Taxes
For the three months ended September 30, 2019, the provision for income taxes increased $1 million. For the nine months ended September 30, 2019, the provision for income taxes decreased $4 million, primarily due to a lower effective income tax rate.
Market-Based Businesses
Presented in the table below is information for the Market-Based Businesses, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
(Dollars in millions)
Operating revenues	$136	$125	$11	$402	$339	$63
Operation and maintenance	98	87	11	292	256	36
Depreciation and amortization	9	9	—	26	20	6
(Gain) on asset dispositions and purchases	—	(14)	14	—	(13)	13
Impairment charge	—	57	(57)	—	57	(57)
Income before income taxes	30	(14)	44	86	20	66
Provision for income taxes	7	(5)	12	22	4	18
Net income attributable to common shareholders	23	(7)	30	64	18	46
Operating Revenues
For the three months ended September 30, 2019, operating revenues increased $11 million, primarily due to a:

•	$8 million increase in MSG from the addition of two new contracts in 2018 (Wright-Patterson Air Force Base and Fort Leonard Wood) and higher capital upgrades at Picatinny Arsenal; a

•	$6 million increase in HOS from contract growth, including $2 million from the acquisition of Pivotal in the second quarter of 2018; partially offset by a

•	$4 million decrease in CSG from the sale of the majority of its O&M contracts in the third quarter of 2018.
For the nine months ended September 30, 2019, operating revenues increased $63 million, primarily due to a:

•	$70 million increase in HOS from contract growth, including $61 million from the acquisition of Pivotal in the second quarter of 2018; and a

•	$15 million increase in MSG from the addition of two new contracts in 2018, as discussed above; partially offset by a

•	$17 million decrease in CSG from the sale of the majority of its O&M contracts in the third quarter of 2018; and a

•	$7 million decrease in Keystone from the exit of the construction business in the third quarter of 2018.
Operation and Maintenance
For the three months ended September 30, 2019, operation and maintenance expense increased $11 million, primarily due to an:

•	$8 million increase in HOS from the acquisition of Pivotal in the second quarter of 2018, as well as contract growth and increased claims expense; and a

•	$6 million increase in MSG from the addition of two new military contracts in 2018 and higher capital upgrades at Picatinny Arsenal, as discussed above; partially offset by a

•	$3 million decrease in CSG from the sale of the majority of its O&M contracts in the third quarter of 2018.
For the nine months ended September 30, 2019, operation and maintenance expense increased $36 million, primarily due to a:

•	$48 million increase in HOS from the acquisition of Pivotal in the second quarter of 2018, as well as contract growth and increased claims expense; and a

•	$10 million increase in MSG from the addition of two new military contracts in 2018, as discussed above; partially offset by a

•	$16 million decrease in CSG from the sale of the majority of its O&M contracts in the third quarter of 2018; and a

•	$9 million decrease in Keystone from the exit of the construction business in the third quarter of 2018.
Depreciation and Amortization
There was no change in depreciation and amortization expense for the three months ended September 30, 2019. For the nine months ended September 30, 2019, depreciation and amortization increased $6 million, primarily due to the addition of property, plant and equipment and intangible assets from the acquisition of Pivotal in the second quarter of 2018.
(Gain) on Asset Dispositions and Purchases
For the three and nine months ended September 30, 2019, (gain) on asset dispositions and purchases decreased due to the sale of the majority of CSG’s O&M contracts in 2018.
Impairment Charge
During the three months ended September 30, 2018, a goodwill and intangible asset impairment charge was recorded for Keystone, the result of operational and financial challenges encountered in the construction business, and the Company’s determination to narrow the scope of the Keystone business, to focus on its core operations of providing water transfer services.
Provision for Income Taxes
For the three and nine months ended September 30, 2019, the provision for income taxes increased $12 million and $18 million, respectively, primarily due to an increase in pre-tax income.
Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.

Liquidity needs for capital investment, working capital and other financial commitments are funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the American Water Capital Corp. (“AWCC”) revolving credit facility. The revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. On April 9, 2019, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, pursuant to the terms of the credit agreement, from March 21, 2023 to March 21, 2024. The facility is used principally to support AWCC’s commercial paper program and to provide a sublimit of up to $150 million for letters of credit. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million, and to request up to two extensions of its expiration date each for up to a one-year period, as to which one such extension request remains. As of September 30, 2019, AWCC had no outstanding borrowings and $80 million of outstanding letters of credit under the revolving credit facility, with $2.17 billion available to fulfill short-term liquidity needs and to issue letters of credit. The Company regularly evaluates the capital markets and closely monitor the financial condition of the financial institutions with contractual commitments in its revolving credit facility.
In order to meet short-term liquidity needs, AWCC issues commercial paper that is supported by its revolving credit facility. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.10 billion. As of September 30, 2019, the revolving credit facility supported $474 million in outstanding commercial paper. The Company believes its ability to access the capital markets, the revolving credit facility and cash flows from operations will generate sufficient cash to fund the Company’s short-term requirements. However, no assurances can be provided that the lenders will meet existing commitments to AWCC under the revolving credit facility, or that AWCC will be able to access the commercial paper or loan markets in the future on acceptable terms.
On May 13, 2019, AWCC completed a $1.10 billion debt offering which included the sale of $550 million aggregate principal amount of its 3.45% Senior Notes due 2029 and $550 million aggregate principal amount of its 4.15% Senior Notes due 2049. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1.09 billion. AWCC used the net proceeds to: (i) lend funds to parent company and its regulated subsidiaries; (ii) repay $25 million principal amount of AWCC’s 7.21% Series I Senior Notes at maturity on May 19, 2019; (iii) repay $26 million aggregate principal amount of Company utility subsidiary debt at maturity during the second quarter of 2019; and (iv) repay AWCC’s commercial paper obligations, and for general corporate purposes.
On May 6, 2019, AWCC terminated five forward starting swap agreements with an aggregate notional amount of $510 million, realizing a net loss of $30 million, to be amortized through interest, net over 10 and 30 year periods, in accordance with the terms of the new debt issued on May 13, 2019. The Company has no significant derivative instruments outstanding as of September 30, 2019.

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Nine Months Ended September 30,
	2019	2018
(In millions)
Net income	$523	$453
Add (less):
Depreciation and amortization	430	404
Deferred income taxes and amortization of investment tax credits	163	142
Non-cash impairment charge	—	57
Other non-cash activities (a)	(29)	48
Changes in working capital (b)	(85)	(61)
Settlement of cash flow hedges	(30)	—
Pension and postretirement healthcare contributions	(23)	(11)
Impact of Freedom Industries settlement activities	(4)	(40)
Net cash flows provided by operations	$945	$992

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

For the nine months ended September 30, 2019, cash flows provided by operating activities decreased $47 million, primarily due to the settlement of cash flow hedges on May 6, 2019 in connection with the Company’s $1.10 billion debt offering that closed on May 13, 2019, an increase in pension contributions, and changes in other non-cash activities, including activity in regulatory balancing accounts, primarily in the Company’s California subsidiary. Partially offsetting these decreases was an increase in net income. The main factors contributing to the increase in net income are described in “Consolidated Results of Operations” and “Segment Results of Operations” above.
Cash Flows Used in Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Nine Months Ended September 30,
	2019	2018
(In millions)
Net capital expenditures	$(1,115)	$(1,136)
Acquisitions	(85)	(381)
Other investing activities, net (a)	(54)	(28)
Net cash flows used in investing activities	$(1,254)	$(1,545)

(a)	Includes removal costs from property, plant and equipment retirements and proceeds from sale of assets.
For the nine months ended September 30, 2019, cash used in investing activities decreased $291 million, primarily due to the acquisition of Pivotal for $363 million on June 4, 2018, and the timing of payments for capital expenditures. For the full year of 2019, capital investments, including acquisitions, are expected to be approximately $1.9 billion.

Cash Flows Provided by Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by financing activities:

	For the Nine Months Ended September 30,
	2019	2018
(In millions)
Proceeds from long-term debt	$1,191	$1,355
Repayments of long-term debt	(153)	(330)
Net proceeds from short-term borrowings	(491)	(341)
Proceeds from issuance of common stock	—	183
Dividends paid	(263)	(237)
Anti-dilutive stock repurchases	(36)	(45)
Other financing activities, net (a)	18	1
Net cash flows provided by financing activities	$266	$586

(a)
Includes proceeds from issuances of common stock under various employee stock plans and the dividend reinvestment plan, net of taxes paid, advances and contributions for construction, net of refunds, and debt issuance costs.

For the nine months ended September 30, 2019, cash flows provided by financing activities decreased $320 million, primarily due to the issuance of common stock in 2018, the proceeds of which were used to finance a portion of the 2018 acquisition of Pivotal, as well as an increase in cash used for dividend payments in 2019. AWCC issued $1.10 billion of long-term debt as part of its May 13, 2019 debt offering, of which $51 million of the net proceeds was used to repay long-term debt obligations at maturity. Net proceeds from the debt offering were also used to repay pre-existing short-term borrowings, which resulted in a net cash outflow for the nine months ended September 30, 2019 of $491 million.
Credit Facilities and Short-Term Debt
Presented in the table below is the aggregate revolving credit facility commitments, the letter of credit sublimit under the revolving credit facility and the commercial paper limit, as well as the available capacity for each as of September 30, 2019:

	Credit Facility Commitments (a)	Available Credit Facility Capacity (a)	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
(In millions)
September 30, 2019	$2,262	$2,176	$150	$70	$2,100	$1,626

(a)
Includes amounts related to the revolving credit facility for Keystone. As of September 30, 2019, the total commitment under the Keystone revolving credit facility was $12 million, of which $6 million was available for borrowing, subject to compliance with a collateral base calculation.

The weighted-average interest rate on AWCC short-term borrowings was approximately 2.37% and 2.39% for the three months ended September 30, 2019 and 2018, respectively, and approximately 2.71% and 2.22% for the nine months ended September 30, 2019 and 2018, respectively.
Debt Covenants
The Company’s debt agreements contain financial and non-financial covenants. To the extent that the Company is not in compliance with these covenants, an event of default may occur under one or more debt agreements and the Company or its subsidiaries may be restricted in its ability to pay dividends, issue new debt or access the revolving credit facility. The long-term debt indentures contain a number of covenants that, among other things, prohibit or restrict the Company from issuing debt secured by the Company’s assets, subject to certain exceptions. Failure to comply with any of these covenants could accelerate repayment obligations.
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On September 30, 2019, the Company’s ratio was 0.60 to 1.00, and therefore was in compliance with the covenants.

Security Ratings
Access to the capital markets, including the commercial paper market, and respective financing costs in those markets, may be directly affected by the Company’s securities ratings. The Company primarily accesses the debt capital markets, including the commercial paper market, through AWCC. However, the Company has also issued debt through its regulated subsidiaries, primarily in the form of tax exempt securities or borrowings under state revolving funds, to lower the overall cost of debt.
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of October 30, 2019 as issued by the following rating agencies:

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
A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon the ability to generate cash flows in an amount sufficient to service debt and meet investment plans. The Company can provide no assurances that its ability to generate cash flows is sufficient to maintain its existing ratings. None of the Company’s borrowings are subject to default or prepayment as a result of the downgrading of these security ratings, although such a downgrading could increase fees and interest charges under its credit facility.
As part of the normal course of business, the Company routinely enters into contracts for the purchase and sale of water, energy, chemicals and other services. These contracts either contain express provisions or otherwise permit the Company and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if the Company is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include a demand that the Company provides collateral to secure its obligations. The Company does not expect to post any collateral which will have a material adverse impact on the Company’s results of operations, financial position or cash flows.
Dividends
For discussion of the Company’s dividends, see Note 5—Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information.
Application of Critical Accounting Policies and Estimates
Financial condition of the Company, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the Company’s Form 10-K for a discussion of its critical accounting policies. Additionally, see Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for updates to the significant accounting policies previously disclosed in the Company’s Form 10-K.
Recent Accounting Standards
See Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of new accounting standards recently adopted or pending adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of its exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K. Except as described below, there have been no significant changes to the Company’s exposure to market risk since December 31, 2018.
On May 6, 2019, five forward starting swap agreements with an aggregate notional amount of $510 million were terminated, and, as a result, the Company has no significant derivative instruments outstanding as of September 30, 2019.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Part I, Item 3—Legal Proceedings, and in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
Regional Desalination Project Litigation
Review of CPUC-Approved Settlement Agreement
On September 19, 2019, the CPUC issued a decision affirming its prior decisions with respect to the settlement agreement that resolved matters among the parties thereto associated with the termination of the RDP agreements, after considering the issue remanded by the California Supreme Court.
Cal Am’s Action for Damages Following RDP Termination
On September 5, 2019, MCWD filed a motion for summary judgment against Cal Am relating to the contract claims in Cal Am’s complaint. A hearing on the motion has not yet been scheduled. The trial date for the consolidated action is currently January 6, 2020.
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
On August 28, 2019, the California Supreme Court declined to consider the February 2019 petitions filed by the City of Marina and MCWD to challenge the sufficiency of the final EIR/EIS.
On April 17, 2019, Water Ratepayers Association of the Monterey Peninsula (“WRAMP”), a citizens’ advocacy group, filed an amended complaint in Monterey County Superior Court asserting a “qui tam” claim under the California False Claims Act on behalf of itself and the State of California against Cal Am and certain environmental consultants who worked on the CPUC’s environmental analysis of the MPWSP. The State Attorney General declined to proceed with this action after it was originally filed in 2016. On July 10, 2019, defendants filed a joint demurrer challenging the legal sufficiency of the allegations of the amended complaint. A hearing on the demurrer took place on August 27, 2019, at which time the court dismissed the petition without leave to amend. On October 17, 2019, WRAMP filed motions seeking clarification and a reconsideration of the court’s ruling. A hearing on these motions is set for December 3, 2019.
Coastal Development Permit Application
On October 28, 2019, staff of the Coastal Commission issued a report recommending a denial of Cal Am’s application for a coastal development permit with respect to the Water Supply Project.  As previously reported, this application had originally been submitted to the City of Marina to consider those portions of the project within the City’s coastal zone, and in May 2019, Cal Am had appealed to the Coastal Commission the denial of the application by the City’s Planning Commission. The Coastal Commission will meet on November 14, 2019 to review and consider the staff’s recommendation.  Cal Am disagrees with the staff report’s findings and recommendation and intends to challenge them at the Coastal Commission meeting.
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

On August 21, 2019, MCWD filed a petition in Monterey County Superior Court challenging Monterey County’s approval of Cal Am’s combined development permit application and seeking injunctive relief to enjoin Monterey County and Cal Am from commencing construction of the desalination plant. On September 4, 2019, MCWD filed an ex parte application for an immediate stay of construction activities related to the combined development permit, and seeking a temporary restraining order. On September 10, 2019, the court denied MCWD's application for a stay and temporary restraining order, and scheduled a hearing on the motion for a preliminary injunction for October 4, 2019. On October 9, 2019, after a hearing, the court denied, without prejudice, MCWD’s motion for a preliminary injunction, but issued a stay of the County’s approval of the combined development permit, precluding commencement of physical construction of the desalination plant until November 19, 2019, at which time the parties are to advise the court of the Coastal Commission’s decision on Cal Am’s application for a coastal development permit for the slant wells needed to source water for the desalination plant. That decision of the Coastal Commission is currently scheduled for November 14, 2019. In the interim, Cal Am may continue to obtain permits needed for the desalination plant’s construction.
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
Dunbar, West Virginia Water Main Break Class Action Litigation
On August 21, 2019, the court set a procedural schedule in this case, including a trial date of September 21, 2020. Discovery in this case is ongoing.
Chattanooga, Tennessee Water Main Break Class Action Litigation
On September 12, 2019, Tennessee-American Water Company (“TAWC”), a wholly owned subsidiary of the Company, experienced a break of a 36-inch water transmission main, which caused service fluctuations or interruptions to TAWC customers and the issuance of a boil water notice. TAWC repaired the main break by early morning on September 14, 2019, and restored full water service by the afternoon on September 15, 2019, with the boil water notice lifted for all customers on September 16, 2019.
On September 17, 2019, a putative class action complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc., a wholly owned subsidiary of the Company (collectively, the “Tennessee-American Water Defendants”), on behalf of a putative class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga main break (the “Tennessee Plaintiffs”). The complaint alleges breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. The Tennessee Plaintiffs seek an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest.
The Tennessee-American Water Defendants believe that they have meritorious defenses to the claims raised in this class action complaint, and they intend to vigorously defend themselves against these allegations.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in the Company’s Form 10-K, and in its other public filings, which could materially affect the Company’s business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in the Company’s Form 10-K.
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

The Company did not repurchase shares of common stock during the three months ended September 30, 2019. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2019, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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
10.1.1
Amended and Restated Letter Agreement between Loyd Warnock and American Water Works Company, Inc., dated May 7, 2014 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 25, 2016).

10.1.2
Amendment, dated April 25, 2018, to Amended and Restated Letter Agreement between Loyd Warnock and American Water Works Company, Inc. (incorporated by reference to Exhibit 10.2.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

*10.1.3	Amendment, dated July 25, 2019, to Amended and Restated Letter Agreement between Loyd Warnock and American Water Works Company, Inc.
*31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October, 2019.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ SUSAN N. STORY
Susan N. Story President and Chief Executive Officer (Principal Executive Officer)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)