Form 10-K
period 2019-12-31
American Water Works Company, Inc.
filed 2020-02-18
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Common Stock, $0.01 par value—$18,615,800,000 as of June 28, 2019 (solely for purposes of calculating this aggregate market value, American Water has defined its affiliates to include (i) those persons who were, as of June 28, 2019, its executive officers, directors or known beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 28, 2019, to be controlled by, or under common control with, American Water or any of the persons described in clause (i) above).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Common Stock, $0.01 par value per share—180,974,719 shares as of February 13, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the American Water Works Company, Inc. definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
Statements included in Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Form 10-K, or incorporated by reference into this Form 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance; liquidity and future cash flows; rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and filings to address regulatory lag; growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity, the completion of the announced sale of New York American Water Company, Inc. and the amount of proceeds anticipated to be received therefrom; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the ability to execute its current and long-term business, operational and capital expenditures strategies; its ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets; the outcome and impact on the Company of legal and similar governmental and regulatory proceedings and related potential fines, penalties and other sanctions; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the ability to capitalize on existing or future utility privatization opportunities; trends in the industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and projected impacts that the Tax Cuts and Jobs Act (the “TCJA”) may have on the Company and on its business, results of operations, cash flows and liquidity.
Forward-looking statements are predictions based on the Company’s current expectations and assumptions regarding future events. They are not guarantees or assurances of any outcomes, financial results, levels of activity, performance or achievements, and readers are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of estimates, assumptions, known and unknown risks, uncertainties and other factors. The Company’s actual results may vary materially from those discussed in the forward-looking statements included herein as a result of the factors discussed under Item 1A—Risk Factors, and the following important factors:

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower customer rates;

•
the timeliness and outcome of regulatory commissions’ actions concerning rates, capital structure, authorized return on equity, capital investment, system acquisitions and dispositions, taxes, permitting and other decisions;

•	changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts;

•
limitations on the availability of the Company’s water supplies or sources of water, or restrictions on its use thereof, resulting from allocation rights, governmental or regulatory requirements and restrictions, drought, overuse or other factors;

•
changes in laws, governmental regulations and policies, including with respect to environmental, health and safety, consumer privacy, water quality and water quality accountability, emerging contaminants, public utility and tax regulations and policies, and impacts resulting from U.S., state and local elections;

•
weather conditions and events, climate variability patterns, and natural disasters, including drought or abnormally high rainfall, prolonged and abnormal ice or freezing conditions, strong winds, coastal and intercoastal flooding, earthquakes, landslides, hurricanes, tornadoes, wildfires, electrical storms, sinkholes and solar flares;

•	the outcome of litigation and similar governmental and regulatory proceedings, investigations or actions;

•
the risks associated with the Company’s aging infrastructure, and its ability to appropriately maintain and replace current infrastructure, including its operational and technology systems, and manage the expansion of its businesses;

•
exposure or infiltration of the Company’s technology and critical infrastructure systems, including the disclosure of sensitive, personal or confidential information contained therein, through physical or cyber attacks or other means;

•	the Company’s ability to obtain permits and other approvals for projects;

•	changes in the Company’s capital requirements;

•	the Company’s ability to control operating expenses and to achieve operating efficiencies;

•	the intentional or unintentional actions of a third party, including contamination of the Company’s water supplies or water provided to its customers;

•	the Company’s ability to obtain adequate and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials;

•
the Company’s ability to successfully meet growth projections for the Regulated Businesses and the Market-Based Businesses (each as defined in this Form 10-K), either individually or in the aggregate, and capitalize on growth opportunities, including, among other things, with respect to:

•	acquiring, closing and successfully integrating regulated operations and market-based businesses;

•	entering into contracts and other agreements with, or otherwise obtaining, new customers or partnerships in the Market-Based Businesses; and

•	realizing anticipated benefits and synergies from new acquisitions;

•	risks and uncertainties associated with contracting with the U.S. government, including ongoing compliance with applicable government procurement and security regulations;

•	cost overruns relating to improvements in or the expansion of the Company’s operations;

•	the Company’s ability to successfully develop and implement new technologies and to protect related intellectual property;

•	the Company’s ability to maintain safe work sites;

•	the Company’s exposure to liabilities related to environmental laws and similar matters resulting from, among other things, water and wastewater service provided to customers;

•	changes in general economic, political, business and financial market conditions;

•	access to sufficient capital on satisfactory terms and when and as needed to support operations and capital expenditures;

•	fluctuations in interest rates;

•
restrictive covenants in or changes to the credit ratings on the Company or any of its subsidiaries, or on any of their current or future indebtedness, that could increase the Company’s financing costs or funding requirements or affect the ability to borrow, make payments on debt or pay dividends;

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

These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above and the risk factors included in Item 1A—Risk Factors and other statements contained in this Form 10-K, and readers should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements the Company makes shall speak only as of the date this Form 10-K was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, the Company does not have any obligation, and it specifically disclaims any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on the Company’s businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I

ITEM 1.	BUSINESS
The Company
With a history dating back to 1886, American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. A holding company originally incorporated in Delaware in 1936, the Company employs approximately 6,800 professionals who provide drinking water, wastewater and other related services to approximately 15 million people in 46 states. The Company conducts the majority of its business through regulated utilities that provide water and wastewater services, collectively presented as the “Regulated Businesses.” The Company also operates market-based businesses that provide complementary services. Individually, these businesses do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented as the “Market-Based Businesses,” which is consistent with how management assesses the results of these businesses.
Throughout this Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.
Regulated Businesses
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers. The Company’s utilities operate in approximately 1,700 communities in 16 states in the United States, with over 3.4 million active customers in its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs”). Federal, state and local governments also regulate environmental, health and safety, and water quality matters. The Company reports the results of the services provided by its utilities in the Regulated Businesses segment. Operating revenues for the Regulated Businesses were $3,094 million for 2019, $2,984 million for 2018 and $2,958 million for 2017, accounting for 86%, 87% and 88%, respectively, of the Company’s total operating revenues for the same periods.
Presented in the table below is a geographic summary of the Regulated Businesses’ operating revenues and the number of customers the Company serves, by type of service, for and as of the year ended December 31, 2019:

	Operating Revenues (in millions)				Number of Customers (in thousands)
	Water (a)	Wastewater	Total	% of Total	Water	Wastewater	Total	% of Total
New Jersey	$718	$42	$760	24.6%	651	51	702	20.4%
Pennsylvania	627	62	689	22.3%	666	74	740	21.6%
Missouri	314	11	325	10.5%	470	15	485	14.1%
Illinois	281	24	305	9.9%	286	51	337	9.8%
California	228	4	232	7.5%	177	3	180	5.2%
Indiana	223	1	224	7.2%	314	2	316	9.2%
West Virginia	158	1	159	5.1%	166	1	167	4.9%
Total—Top Seven States (b)	2,549	145	2,694	87.1%	2,730	197	2,927	85.2%
Other states (c)	378	22	400	12.9%	475	32	507	14.8%
Total Regulated Businesses	$2,927	$167	$3,094	100.0%	3,205	229	3,434	100.0%

(a)	Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

(b)	The Company’s “Top Seven States” are determined based upon operating revenues.

(c)	Includes the Company’s utilities in the following states: Georgia, Hawaii, Iowa, Kentucky, Maryland, Michigan, New York, Tennessee and Virginia.
Customers
The Company’s Regulated Businesses have a large and geographically diverse customer base. A customer is defined as a person, business, municipality or any other entity that purchases the Company’s water or wastewater services as of the last business day of a reporting period. One single customer may purchase the Company’s services for use by multiple individuals or businesses, such as homes, apartment complexes, businesses and governmental entities.

The vast majority of the Company’s regulated water customers are metered, which allows the Company to measure and bill for its customers’ water usage, typically on a monthly basis. The Company employs a variety of methods of customer meter reading to monitor consumption. These methods range from meters with mechanical registers where consumption is manually recorded by meter readers, to meters with electronic registers capable of transmitting consumption data to proximity devices or via radio frequency to mobile or fixed network data collectors. The Company’s wastewater customers are billed either a flat rate or based upon their water consumption.
Residential customers make up a substantial portion of the Company’s customer base in all of the states in which it operates. The Company also serves (i) commercial customers, such as food and beverage providers, commercial property developers and proprietors, and energy suppliers, (ii) fire service customers, where the Company supplies water through its distribution systems to public fire hydrants for firefighting purposes and to private fire customers for use in fire suppression systems in office buildings and other facilities, (iii) industrial customers, such as large-scale manufacturers, mining and production operations, (iv) public authorities, such as government buildings and other public sector facilities, including schools and universities, and (v) other utilities and community water and wastewater systems in the form of bulk contracts for the supply of water or the treatment of wastewater, for their own customers.
The following chart depicts the allocation of the Company’s Regulated Businesses’ operating revenue of $3,094 million by type, including a breakout of the total water services revenues by class of customer, for the year ended December 31, 2019:

(a)	Includes water revenues from public authorities and other utilities and community water systems under bulk contracts.

(b)	Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.
Presented in the table below is the number of water and wastewater customers the Company served by class as of December 31:

	2019		2018		2017
(In thousands)	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,914	215	2,892	188	2,872	182
Commercial	222	13	222	11	221	11
Fire service	49	—	48	—	47	—
Industrial	4	—	4	—	4	—
Public and other (a)	16	1	16	1	16	—
Total	3,205	229	3,182	200	3,160	193

(a)
Includes public authorities and other utilities and community water and wastewater systems under bulk contracts. Bulk contracts, which are accounted for as a single customer in the table above, generally result in service to multiple customers.

Customer growth in the Company’s Regulated Businesses is primarily from (i) adding new customers to its customer base through acquisitions of water and/or wastewater utility systems, (ii) population growth in its authorized service areas, and (iii) sale of water to other water utilities and community water systems.
Capital Investment
Excluding acquisitions, the Company plans to invest $8.2 billion over the next five years and between $18 billion and $19 billion over the next 10 years, including $1.6 billion in 2020, for capital improvements to its Regulated Businesses’ water and wastewater infrastructure, largely for pipe replacement and upgrading aging water and wastewater treatment facilities. The Company has proactively improved its pipe renewal rate from a 250-year replacement cycle in 2009 to an expected 115-year replacement cycle by 2024, which it anticipates will enable the Company to replace nearly 2,000 miles of mains and collection pipes between 2020 and 2024. In addition, from 2020 to 2024, the Company’s capital investment in treatment plants, storage tanks and other key, above-ground facilities is expected to increase, further addressing infrastructure renewal, resiliency, water quality, operational efficiency, technology and innovation, and emerging regulatory compliance needs. Additionally, the Company is investing significantly in resiliency projects to address the impacts of climate and weather variability by hardening its assets. Recently completed projects include the $25 million raised floodwall project at New Jersey’s Raritan Millstone Water Treatment Plant which provides protection against a 500 year flood, and the $15 million Bel Air, Maryland Reservoir project which provides 90 million gallons of drought mitigation water storage for the region.
Regulation and Rate Making
The operations of the Company’s Regulated Businesses are generally subject to regulation by PUCs in the states in which they operate, with the primary responsibility of the PUCs to promote the overall public interest by balancing the interest of customers and utility investors. Specific authority might differ from state to state, but in most states, PUCs review and approve rates charged to customers, accounting treatments, long-term financing programs and cost of capital, operation and maintenance (“O&M”) expenses, capital expenditures, taxes, affiliated transactions and relationships, reorganizations and mergers and acquisitions, along with imposing certain penalties or granting certain incentives. Regulatory policies vary from state to state and could potentially change over time. These policies will affect the timing, as well as the extent, of recovery of expenses and the realized return on invested capital.
Periodic changes in customer rates generally occur through the filing of a rate case by the utility with the PUC. The timing of rate case filings is typically determined by either periodic requirements in the regulatory jurisdiction or by the utility’s need to increase its revenue requirement to recover capital investment costs, changes in operating revenues, operating costs or other market conditions. The Company attempts to minimize “regulatory lag,” which is the time between the occurrence of an event that triggers a change in the utility’s revenue requirement and its recognition in rates.

The Company’s Regulated Businesses support regulatory practices at the PUCs and state legislatures that mitigate the adverse impact of regulatory lag. Presented in the table below are examples of approved regulatory practices:

Regulatory Practices	Description	States Allowed
Infrastructure replacement surcharges
Allows rates to change periodically, outside a general rate case proceeding, to reflect recovery of capital investments made to replace infrastructure necessary to sustain safe, reliable services for the Company’s customers. These mechanisms typically involve periodic filings and reviews to ensure transparency.
IA, IL, IN, KY, MO, NJ, NY, PA, TN, VA, WV
Future test year
A test period used for setting rates, which begins with the date new rates are effective. This allows current or projected revenues, expenses and capital investments to be collected on a more timely basis.
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
CA, IA, IL, IN, KY, MD, MO, NJ, NY, PA, VA, WV
The Company pursues enhancement to these regulatory practices to facilitate efficient recovery of its costs and capital investments in order to continue to provide safe, clean, reliable and affordable services to its customers. The ability to seek regulatory treatment as described above does not guarantee that the PUCs will accept the Company’s proposal in the context of a particular rate case, and these regulatory practices may reduce, but not eliminate, regulatory lag associated with traditional rate making processes. It is also the Company’s strategy to expand the use of these mechanisms in areas where they may not currently apply.
Acquisitions and Strategic Growth
The U.S. water and wastewater industries include investor-owned systems as well as municipal systems that are owned and operated by local governments or governmental subdivisions. According to the U.S. Environmental Protection Agency (“EPA”), as of 2017, approximately 84% of the water market is served by municipal systems and approximately 98% of the country’s wastewater systems are government owned. The EPA also estimates that there are approximately 50,000 community water systems and approximately 15,000 community wastewater systems in the United States, with approximately 80% of the community water systems serving a population of 3,000 or less.
A fundamental aspect of the Company’s growth strategy is to pursue acquisitions of small and medium water and/or wastewater systems in geographic proximity to areas where the Company operates its Regulated Businesses. The proximity of acquisition opportunities to the Company’s regulated footprint allows it to integrate and manage the acquired systems and operations primarily using its existing management, although the Company typically retains the majority, if not all, of the employees, and to achieve operational efficiencies and prioritize capital investment needs. The Company’s current customer mix of 93% water and 7% wastewater also presents strategic opportunities for wastewater growth and systems consolidation, allowing it to add wastewater customers where the Company already serves water customers. The Company intends to continue to expand its regulated footprint geographically by acquiring water and wastewater systems in its existing markets and, if appropriate, pursuing acquisition opportunities in certain domestic markets where the Company does not currently operate its Regulated Businesses. Before entering new regulated markets, the Company will evaluate the business and regulatory climates to ensure that it will have the opportunity to achieve an appropriate rate of return on its investment while maintaining its high standards for providing safe, reliable and affordable services to its customers, as well as a line of sight to grow the Company’s base customers to attain efficiencies after entering the new domestic market.
Increasingly stringent environmental, health and safety, and water quality regulations, the amount of infrastructure in need of significant capital investment, financial challenges and industry legislation are several elements that may drive more municipalities to consider selling their water and wastewater assets.

Industry Legislation
In 2017, New Jersey enacted the Water Quality Accountability Act (the “WQAA”), which sets operational standards for all water utilities in New Jersey, including municipal and investor-owned utilities with more than 500 service connections. This law imposes requirements in areas such as cybersecurity, asset management, water quality reporting, remediation of notices of violation, and hydrant and valve maintenance. The WQAA requires the most senior water manager, or either the executive director for municipal utility authorities or the mayor or chief executive officer for municipally owned public water systems, to certify that the system meets the requirements under the WQAA. In 2019, the New Jersey Senate held three hearings on the WQAA and is expected to introduce legislation in the new 2020 legislative session that would strengthen accountability for obligations under the WQAA.
In 2018, similar legislation was passed in Indiana that set new operational requirements for water and wastewater treatment plants as part of the permitting process for construction, installation, or modification of sources, facilities, equipment or devices. These requirements include capital asset management plans that include annual reviews of infrastructure needs, engineering analysis of useful life, and a rate analysis to support the capital asset management plan. A life cycle cost-benefit analysis must be done comparing owning and operating a plant to other alternatives to supply water or wastewater services. Cybersecurity plans must also be developed. In 2019, additional legislation was passed which set requirements for access to loans or grants such as participation in regional planning events, use of current capital asset management programs, and elimination of the causes of non-revenue water. The finance authority was also required to establish project prioritization that included consideration of project effects on public health and safety, user rates and charges, plans for collaboration, plans to manage non-revenue water and use of best practices.
Also, in 2018, America’s Water Infrastructure Act of 2018 was signed into law. The legislation includes policies intended to improve water and wastewater system management and authorization for states to assess consolidation options for systems that do not comply with the federal Safe Drinking Water Act and its rules and regulations. The legislation increases funding to water system funding programs, including the State Revolving Loan Fund program and the Water Infrastructure Finance and Innovation Act of 2014 (“WIFIA”).
The Company’s regulated subsidiaries in California, Illinois, Indiana, Iowa, Maryland, Missouri, New Jersey and Pennsylvania have access to fair market value legislation for private sector investment in public sector water and wastewater systems. The Company supports full optionality for municipalities, including state legislation that enables the consolidation of the largely fragmented water and wastewater industries through third-party fair market valuations of purchased property. Fair market value assessment of water and wastewater systems is an alternative to the traditional depreciated original cost method of valuation, providing municipalities with a purchase price that is reflective of the assets’ market value, while the utility has increased assurance of recovering the purchase price over the life of the assets, subject to state regulatory commission approval.
Consolidated tariffs use a unified rate structure for systems owned and operated by a single utility, which may or may not be physically interconnected. Consolidated tariff pricing moderates the impact of periodic fluctuations in local costs and promotes a more universal water infrastructure investment in the state. As a result, consolidated tariffs can make it easier to incorporate new systems into an existing utility and can ensure economies of scale for even the smallest of systems and prioritize capital needs across the state. Overall, this brings cost-effective, higher quality services to a larger number of citizens. Twelve of the Company’s regulated jurisdictions currently have some form of consolidated tariff pricing, including California, Illinois, Indiana, Iowa, Kentucky, Maryland, Missouri, New Jersey, New York, Pennsylvania, Virginia and West Virginia.
In 2018, legislation was enacted in the Company’s Missouri and California subsidiaries changing the public vote requirement for the sale of water or wastewater systems. In Missouri, the public vote requirement for the sale of a municipal water or wastewater system changed to a simple majority for more than 500 small towns. Historically, only larger communities required a simple majority, while smaller communities needed a two-thirds majority. This legislation increases the options for small towns, should they decide to address their water and sewer challenges through an asset sale. In California, the vote required to allow cities to sell sewer systems changed to a simple majority from a two-thirds majority.
Competition
The Company’s Regulated Businesses generally do not face direct competition in their existing markets because (i) the Company operates in those markets pursuant to franchises, charters, certificates of public convenience and necessity or similar authorizations (collectively, “CPCNs”) issued by state PUCs or other authorities, and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a significant barrier to market entry. However, the Company’s Regulated Businesses do face competition from governmental agencies, other investor-owned utilities, large industrial customers with the ability to provide their own water supply/treatment process and strategic buyers that are entering new markets and/or making strategic acquisitions. When pursuing acquisitions, the Company’s largest investor-owned competitors, based on a comparison of operating revenues and population served, are Essential Utilities, Inc. (formerly known as Aqua America, Inc.), Suez North America, American States Water Company and California Water Service Group. From time to time, the Company also faces competition from infrastructure funds, multi-utility companies and others, such as Algonquin Power and Utilities Corp., Eversource Energy and Corix.

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
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, a citizens group in Monterey, California successfully added “Measure J” to the November 2018 election ballot asking voters to decide whether the Monterey Peninsula Water Management District (the “MPWMD”) should conduct a feasibility study concerning the potential purchase of the Monterey water service system assets (the “Monterey system assets”) of the Company’s California subsidiary, and, if feasible, to proceed with a purchase of those assets without an additional public vote. This service territory represents approximately 40,000 customers. In November 2018, Measure J was certified to have passed.
On August 19, 2019, the MPWMD’s General Manager issued a report that recommends that the MPWMD board (1) develop criteria to determine which water systems should be considered for acquisition, (2) examine the feasibility of acquiring the Monterey system assets and consider public ownership of smaller systems only if the MPWMD becomes the owner of a larger system, (3) evaluate whether it is in the public interest to acquire the Monterey system assets and sufficiently satisfy the criterion of “feasible” as provided in Measure J, (4) ensure there is significant potential for cost savings before agreeing to commence an acquisition, and (5) develop more fully alternate operating plans before deciding whether to consider a Resolution of Necessity.
On November 6, 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. The MPWMD will hold public hearings regarding the findings contained in this preliminary report. If the MPWMD were to make a final determination that an acquisition of the Monterey system assets is feasible, then the MPWMD would commence a multi-year eminent domain proceeding against the Company’s California subsidiary to first establish the MPWMD’s right to take the Monterey system assets and, if such right is established, to determine the amount of just compensation to be paid to the California subsidiary for such assets.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company’s Illinois subsidiary in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. A jury trial will take place to establish the value of the pipeline. The parties have filed with the court updated valuation reports. Although the date of the valuation trial has not currently been scheduled, it is not likely to commence before the second quarter of 2020.
Furthermore, the law in certain jurisdictions in which the Regulated Businesses operate provides for eminent domain rights allowing private property owners to file a lawsuit to seek just compensation against a public utility, if a public utility’s infrastructure has been determined to be a substantial cause of damage to that property. In these actions, the plaintiff would not have to prove that the public utility acted negligently. In California, lawsuits have been filed in connection with large-scale natural events such as wildfires. Some have included allegations that infrastructure of certain utilities triggered the natural event that resulted in damage to the property. In some cases, the PUC has allowed certain costs or losses incurred by the utility to be recovered from customers in rates, but in other cases such recovery in rates has been disallowed. Also, the utility may have obtained insurance that could respond to some or all of such losses, although the utility would be at risk for any losses not ultimately subject to rate or insurance recovery or losses that exceed the limits of such insurance.
Water Supply and Wastewater Services
The Company’s Regulated Businesses generally own the physical assets used to store, pump, treat and deliver water to its customers and collect, treat, transport and recycle wastewater. Typically, the Company does not own the water, which is held in public trust and is allocated to the Company through contracts, permits and allocation rights granted by federal and state or multi-state agencies or through the ownership of water rights pursuant to local law. The Company is dependent on defined sources of water supply and obtains its water supply from surface water sources such as reservoirs, lakes, rivers and streams; from groundwater sources, such as wells and aquifers; and water purchased from third-party water suppliers. The level of water treatment the Company applies varies significantly depending upon the quality of the water source and customer stipulations. Surface water sources typically generally require significant treatment, while groundwater sources often require chemical treatment only.

Presented in the chart below are the Company’s sources of water supply as of December 31, 2019:
Presented in the table below are the percentages of water supply by source type for the Company’s top seven states for 2019:

	Surface Water	Ground Water	Purchased Water
New Jersey	72%	24%	4%
Pennsylvania	91%	7%	2%
Missouri	77%	22%	1%
Illinois	55%	35%	10%
California	—	64%	36%
Indiana	44%	56%	—
West Virginia	100%	—	—
The Company’s ability to meet the existing and future water demands of its customers depends on an adequate water supply. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats, contamination or other factors may limit the availability of ground and surface water. The Company employs a variety of measures in an effort to obtain adequate sources of water supply, both in the short-term and over the long-term. The geographic diversity of the Company’s service areas may mitigate some of the economic effects on the water supply associated with weather extremes it might encounter in any particular service territory. For example, in any given summer, some areas may experience drier than average weather, which may reduce the amount of source water available, while other areas the Company serves may experience wetter than average weather.

The Company evaluates quality, quantity, growth needs and alternate sources of water supply as well as transmission and distribution capacity. Water supply is seasonal in nature and weather conditions can have a pronounced effect on supply. In order to ensure that the Company has adequate water supply, it uses long-term planning processes and maintains contingency plans to minimize the potential impact on service caused by climate variability and a wide range of weather fluctuations. In connection with supply planning for most surface or groundwater sources, the Company employs models to determine safe yields under different rainfall and drought conditions. Surface and ground water levels are routinely monitored so that supply capacity deficits may, to the extent possible, be predicted and mitigated through demand management and additional supply development. An example of the Company’s use of long-term planning to ensure that it has adequate water supply is its involvement in the Monterey Peninsula Water Supply Project (the “Water Supply Project”) in California. The Water Supply Project includes the construction of a desalination plant, owned by the Company’s California subsidiary, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes the California subsidiary’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water (formerly known as the Monterey Regional Water Pollution Control Agency) and the MPWMD. The Water Supply Project is intended, among other things, to fulfill obligations of the California subsidiary to eliminate unauthorized diversions from the Carmel River as required under orders of the California State Water Resources Control Board (the “SWRCB”). For more information, see Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions.
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
Seasonality
Customer demand for the Company’s water service is affected by weather and tends to vary with temperature and amount and frequency of rainfall. Customer demand is generally greater during the warmer months, primarily due to increased water usage for irrigation systems and other outdoor water use. As such, the Company typically expects its operating revenues to be the highest in the third quarter of each year. Weather that is hotter and/or drier than average generally increases operating revenues, whereas, weather that is cooler and/or wetter than average generally serves to suppress customer water demand and can reduce water operating revenues. Three of the Company’s jurisdictions, California, Illinois and New York, have adopted revenue stability mechanisms which permit the Company to collect state PUC-authorized revenue for a given period which is not tied to the volume of water sold during that period, thereby lessening the impact of weather variability. See “Regulation and Rate Making” for additional information regarding revenue stability mechanisms.
Market-Based Businesses
The Company’s Market-Based Businesses provide complementary home services primarily to residential and smaller commercial customers and water and wastewater services to the U.S. government on military installations, as well as municipalities, utilities and industrial customers. These businesses are not subject to regulation by state PUCs and the services provided generally do not require significant capital investment. Operating revenues for the Company’s Market-Based Businesses were $539 million for 2019, $476 million for 2018 and $422 million for 2017, accounting for 15%, 14% and 13%, respectively, of the Company’s total operating revenues for the same periods.
The Company’s primary Market-Based Businesses include the following operating segments:

•	Homeowner Services Group (“HOS”), which provides various warranty protection programs and other home services to residential customers;

•	Military Services Group (“MSG”), which enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations.
The Company also has five contracts with municipal customers to operate and manage water and wastewater facilities and provide other related services through its Contract Services Group (“CSG”).
Previously, the Company provided customized water transfer services for shale natural gas exploration and production companies through its Keystone Clearwater Solutions, LLC (“Keystone”) operations. On December 12, 2019, as part of a strategic review undertaken by the Company, the Company sold all of its interest in Keystone to a natural gas and oil industry investment group. See Note 4—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.

Homeowner Services Group
The Company’s Homeowner Services Group, which includes the operations of Pivotal Home Solutions (“Pivotal”) acquired in June 2018, provides warranty protection programs and other home services to residential customers for interior and exterior water and sewer lines, interior gas and electric lines, heating and cooling systems, water heaters and other home appliances, as well as power surge protection and other related services. The Company develops partnerships with municipalities, utilities and other organizations to offer protection programs to customers serviced by, or affiliated with, those municipalities, utilities and organizations. The term of these partnership agreements with the municipalities, utilities and other organizations is typically three to five years, with mutual optional renewals. As of December 31, 2019, HOS had approximately 3 million customer contracts in 43 states.
Military Services Group
The Company’s Military Services Group operates on 16 military installations under 50-year contracts with the U.S. government as part of its Utility Privatization Program. The scope of these contracts generally includes the operation and maintenance of the installation’s water and wastewater systems and a capital program focused on asset replacement and, in certain instances, systems expansion. The replacement of assets assumed when a contract is awarded to the Company is completed either through a discrete set of projects executed in the first five years of the contract or through the long term recapitalization program performed over the life of the contract. Traditionally, both of these programs are funded from the contract fee. At times, new assets are required to support the installation’s mission and the construction of these assets are funded by the U.S. government as separate modifications or amendments to the contract. The capital program historically has not used the Company’s equity or debt borrowings; rather, the Company has used limited working capital for short-term needs under these contracts. In April 2018, the U.S. Army instituted a requirement that a bidder must offer financing in its proposal for these new capital projects. However, the U.S. Army’s implementation of this requirement has limited the need for financing of these projects and the Company has been awarded several projects without any requirement to provide financing.
The contract price for nine of the Company’s contracts with the U.S. government is subject to redetermination two years after commencement of operations, and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period, to reflect changes in contract obligations and anticipated market conditions. The remaining seven contracts with the U.S. government are subject to annual price adjustments under a mechanism similar to price redetermination called “Economic Price Adjustment.” All of these contracts could be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government, or as a result of default or non-performance by the subsidiary performing the contract. In either event, pursuant to termination provisions applicable to all of these contracts, the Company would be entitled to recover allowable costs that it may have incurred under the contract, plus the contract profit margin on incurred costs. The Company’s backlog of revenue associated with its contracts with the U.S. government is approximately $5.4 billion, with an average remaining contract term of 42 years.
Competition
The Company’s Market-Based Businesses face competition from a number of service providers, including HomeServe USA and Cinch Home Services in HOS, and American States Water Company, Suez North America, and Veolia Environnement S.A. in MSG.
Environmental, Health and Safety, Water Quality and Other Regulation
The Company’s water and wastewater operations, including the services provided by both its Regulated Businesses and Market-Based Businesses, are subject to extensive federal, state and local laws and regulations governing the protection of the environment, health and safety, the provision of water and wastewater services, particularly with respect to the quality of water the Company delivers to its customers, and the manner in which it collects, treats, discharges, recycles and disposes of wastewater. In the United States, these regulations are developed under legislation including the Safe Drinking Water Act, the Reduction of Lead in Drinking Water Act and the Clean Water Act. Environmental, health and safety, and water quality regulations are complex and may vary from state to state in those instances where a state has adopted a standard that is more stringent than the Federal standard. For example, while the EPA has issued a non-enforceable Health Advisory for the combined level of two perfluorinated compounds (perfluorooctanoic acid, or PFOA, and perfluorooctane sulfonate, or PFOS), the New Jersey Department of Environmental Protection is developing drinking water standards for these two compounds and has adopted a standard for a third compound, perfluorononanoic acid, or PFNA, as well as other perfluoroalkyl and polyfluoroalkyl substances, or PFAS. The Company is also subject to various federal, state, local laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety and other matters relating to the protection of the environment and health and safety. PUCs also set conditions and standards for the water and wastewater services the Company delivers.

The Company maintains an environmental program that includes responsible business practices, compliance with environmental laws and regulations, and effective use of natural resources, which is important given the overall trend that drinking water standards have become increasingly more stringent over time. As newer or stricter standards are introduced, the Company’s capital and operating costs could increase. The Company incurs substantial costs associated with compliance with the environmental, health and safety, and water quality standards to which its operations are subject and the Company invests in technology solutions for enhanced detection and monitoring. The Company estimates that it will make capital expenditures of approximately $600 million over the next five years for environmental control facilities, which the Company defines for this purpose as any project (or portion thereof) that involves the preservation of air, water or land. The Company believes that its operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations.
The Company’s operations also involve the use, storage and disposal of hazardous substances and wastes. For example, the Company’s water and wastewater treatment facilities store and use chlorine and other chemicals that generate wastes that require proper handling and disposal under applicable environmental requirements. The Company also could incur remedial costs in connection with any contamination relating to its operations or facilities or its off-site disposal of wastes. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), authorizes the EPA, and comparable state laws authorize state environmental authorities, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as current and former owners and operators of such sites, may be deemed liable, without regard to fault, under CERCLA or comparable state laws. Although the Company is not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations in the future could result in additional costs. The Company’s facilities and operations are also subject to requirements under the U.S. Occupational Safety and Health Act and inspections thereunder. Certain of the Company’s subsidiaries are involved in pending legal proceedings relating to environmental matters. See Item 3—Legal Proceedings for additional information.
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
To help formulate the basis for future regulations, the EPA has the authority to require monitoring for additional, unregulated contaminants under the Unregulated Contaminant Monitoring Rule (the “Monitoring Rule”). The Company’s facilities have participated in the data gathering effort for the Monitoring Rule in previous rounds, which occurs every five years, and are also a participant in the ongoing fourth round, which is scheduled for completion by the end of 2020. There are millions of other chemical compounds that are not regulated, many of which are lacking a testing methodology, occurrence data, health effects information and/or treatment technology. The process of developing new drinking water standards is long and complex, but the Company actively participates with the EPA and other water industry groups by sharing research and water quality operational knowledge. See “Research and Development—Emerging Containments” for additional information.
To effect the removal or inactivation of microbial organisms, the EPA has established various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and by-products of the disinfection process. In 2006, the EPA issued the Long-Term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectants and Disinfection Byproduct Rule and finalized the Ground Water Rule, which is applicable to systems providing water from underground sources. In 2016, the revised Total Coliform Rule implemented a “find and fix” process where exceeding bacterial trigger levels requires an assessment to correct any sanitary defects. The Company is within the EPA’s time frame for compliance with these standards, which includes sample collection, data analysis, engineering planning and system implementation. Recent monitoring under the Long-Term 2 Rule has resulted in the need for more than 30 of the Company’s surface water systems to provide additional protection against cryptosporidium. In many cases, this will involve installing UV disinfection, and although several plants have already completed assessments and upgrades, an estimated $150 million to $250 million of investment will still be required for the remaining facilities. Further, the EPA is actively considering regulations for a number of contaminants, including strontium, hexavalent chromium, fluoride, nitrosamines, perchlorate, some pharmaceuticals and certain volatile organic compounds. The Company does not anticipate that any such regulations, if enacted, will require implementation in 2020.

The Company conducts over one million water quality tests each year at its laboratory facilities and plant operations, including continuous online instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. The Company participates in the Partnership for Safe Water, the EPA’s voluntary program to meet more stringent goals for reducing microbial contaminants. With 69 of the Company’s 80 surface water treatment plants receiving the EPA program’s prestigious “Director” award, which recognizes utilities that (i) have completed a comprehensive self-assessment report, (ii) created an action plan for continuous improvement, and (iii) produced high-quality drinking water, the Company accounts for approximately one-third of the plants receiving such awards nationwide. In addition, 67 of the Company’s surface water treatment plants have received the “Five-Year Phase III” award, 62 plants have received the “Ten-Year Phase III” award, 58 plants have received the “Fifteen-Year Phase III” award, and three plants have received the “Twenty-Year Phase III” award; these awards recognize plants that have met the Director award status for five, 10, 15 and 20 years, respectively. Further, nine of the Company’s surface water plants have received the “Presidents” award, which recognizes treatment plants that achieve the Partnership’s rigorous individual filter effluent turbidity standards.
Although it is difficult to project the ultimate costs of complying with the above or other pending or future requirements, the Company expects current requirements under the Safe Drinking Water Act and other similar laws to be recoverable through the regulatory process and therefore compliance costs are not expected to have a material impact on its operations or financial condition. In addition, capital expenditures and operating costs to comply with environmental mandates have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates. As a result, the Company expects to recover the operating and capital costs resulting from these pending or future requirements.
Lead and Copper Rule and Reduction of Lead in Drinking Water Act
In 1991, the EPA published the Lead and Copper Rule (“LCR”) to control lead and copper in drinking water and, since that time, has issued minor revisions in 2000, 2004 and 2007, enhancing monitoring, reporting and public education requirements. In 2011, Congress enacted the Reduction of Lead in Drinking Water Act regarding the use and introduction into commerce of lead pipes, plumbing fittings for fixtures, solder and flux. While these advances have made an impact in reducing lead exposure in drinking water, legacy lead plumbing materials, primarily in building plumbing, still remain in many communities. The failure of certain water systems in the United States to comply with the requirements of the LCR has received recent media attention and scrutiny, and in certain cases, has led to a number of investigations and the imposition of significant penalties and sanctions against the operators of those systems and others. As part of its ongoing water main replacement and service line renewal projects, the Company has started to replace LSLs in accordance with current scientific guidance. Also, the Company utilizes appropriate corrosion control techniques as necessary to comply with current water quality regulatory requirements. The EPA proposed revisions to the LCR in November 2019 designed to provide more effective protection of public health by reducing exposure to lead and copper in drinking water. The Company continues to review the implications of the LCR and comments on the proposed revisions to the rule were due to the EPA by February 12, 2020. The Company will develop an implementation strategy to comply with the new requirements, if and when adopted, prior to the compliance effective dates in the final rule. Capital expenditures and operating costs associated with compliance with any of these rule revisions cannot be determined until the final rule is promulgated, but costs associated with compliance with federal regulations have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates.
The Company currently estimates that approximately 5% of the service lines within its regulated service territories contain lead on either the Company or customer portion of the service line (“LSLs”). The Company is replacing LSLs as part of ongoing water main replacement and service line renewal projects. The Company’s goal is to work with the communities it currently serves to replace a significant majority of presently known LSLs in most service areas by the end of 2030, at an estimated cost ranging from $600 million to $1.2 billion. The Company believes this will be attainable for most service areas where public policy is supportive of this goal. With regard to future acquisitions, the Company will work with those communities as part of the acquisition process to set LSL removal goals appropriate for those systems. The prioritization of LSL removal plan is dependent on several factors, including the Company’s planned water main and service line renewal projects, adjacent projects by municipalities or other utilities, LCR compliance monitoring results, and cooperation with its customers with respect to replacing the customer-owned portion of the LSL as necessary. In certain cases these factors may result in a shorter or longer time frame for replacement. Because replacing the external LSL in its entirety is advised by several water industry organizations including the U.S. National Drinking Water Advisory Council, the Lead Service Line Replacement Collaborative, and the American Water Works Association, the Company’s preferred approach is to replace the entire external LSL if lead is found on either the Company or customer portion of the service line. The Lead Service Line Replacement Collaborative is a diverse group of public health, water utility, environmental, labor, consumer and housing organizations from across the country working together to encourage communities to accelerate the full replacement of LSLs through collaborative efforts at the local level.

Clean Water Act
The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to the Company’s wastewater collection systems, its operations require discharge permits under the National Pollutant Discharge Elimination System (“NPDES”) permit program established under the Clean Water Act, which must be renewed every five years. Pursuant to the NPDES permit program, the EPA and implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of fines and penalties, and persistent non-compliance could lead to significant fines and penalties and other compliance costs. In addition, the difficulty of obtaining and complying with NPDES permits, and renewing expiring permits, may impose time and cost burdens on the Company’s operations. From time to time, discharge violations occur at the Company’s facilities, some of which result in fines. The Company does not expect any such violations or fines to have a material impact on its results of operations or financial condition.
Environmental, Social Responsibility and Governance
The Company considers environmental, social responsibility and governance (“ESG”) to include: environmental leadership and sustainability; operational excellence; employee engagement, safety and equality; active community engagement, civic and charitable involvement; and transparency and good governance. Integration of these principles into the Company’s daily operations emphasizes its belief that “how” a company operates is just as important as “what” a company does.
This focus is derived from the Company’s vision statement, “clean water for life,” and its core values: (i) safety; (ii) trust; (iii) environmental leadership; (iv) teamwork; and (v) high performance, which are the principles by which it operates. The Company’s vision and values drive its company strategy, which is centered on five central themes:

•	Safety—The safety of the Company’s employees and its customers is the number one focus for American Water.

•
Customers—The Company’s customers are at the center of everything it does, helping the Company to shape its strategic priorities. The Company challenges itself so that if its regulated utility customers were to have a choice of providers, the Company would want them to choose American Water.

•
People—Maintaining an environment which is open, transparent, diverse and inclusive, and where the Company’s people feel valued, included and accountable, is critical to the Company’s ability to serve its customers every day.

•
Operational Excellence—The Company’s operational excellence strategy helps it to find better and more efficient ways to do business, and to provide safe, clean and affordable water services for its customers.

•
Growth—The Company believes that when companies grow, they can invest more in creating stable jobs, training, benefits, infrastructure and their communities. The Company’s growth benefits all of its stakeholders, including its shareholders.

In 2019, the Company issued its fifth biennial Sustainability Report, covering its sustainability performance for calendar years 2018 and 2017. This report can be accessed on the Company’s website, https://amwater.com, and was prepared in accordance with the GRI Standards: Core Option, as well as standards from the Sustainability Accounting Standards Board and Edison Electric Institute. The Company’s first report was issued in 2011, making American Water the first large water services company to measure its performance against the Global Reporting Index. In addition, the Company’s sustainability practices have supported its inclusion in the Euronext Vigeo® U.S. 50 index, FTSE4Good index series, 2018 NAACP Equity Inclusion and Empowerment Index, 2019 Constituent MSCI ESG Leaders Indexes, 2020 Bloomberg Gender-Equality Index, and ranked 16th on the Corporate Knights’ 2020 Global 100 Most Sustainable Corporations in the World.
The following highlights the Company’s commitment to its ESG policies and practices:
Environmental and Sustainability Practices

•	Energy Use

•	The Company lowered its greenhouse gas emissions through December 31, 2018 by approximately 31% since its base year of 2007 with a goal of achieving a 40% reduction by 2025.

•	The Company’s headquarters building in Camden, New Jersey attained LEED Platinum certification, and earned all possible points within the sustainable site credit category.

•	Design, construct, operate and maintain the Company’s systems for efficiency and best practices.

•	Water Supply

•
Constructed a new 90 million gallon reservoir and intake in Bel Air, Maryland in response to water supply demands during times of drought and in order to meet levels required by Maryland regulators. The new reservoir provides a long-term, safe and reliable water supply and economic opportunity in that region.

•	Water Policy Leadership

•
Expect to spend between $8.8 billion and $9.4 billion from 2020 to 2024 and between $20 billion and $22 billion from 2020 to 2029 on capital investments to address aging infrastructure, reduce or eliminate leaks, improve cyber and physical security, and increase resiliency of critical assets against the impacts of climate variability. Approximately 8% of the Company’s total projected capital investment is dedicated to resiliency.

•	More than $1.5 billion per year is allocated to renewing and improving regulated assets through a long-term perspective.

•	Scientists dedicated to research and partnering with water research foundations, on water quality and technology-water source monitoring.

•	Collaboration and partnerships with federal and state agencies to support effective environmental, health and safety and water quality standards and regulations.
Social Responsibility

•	People

•	During 2019, nearly 96,000 hours of safety training were completed by the Company’s employees.

•
As a result of the Company’s continued focus on safety, the Company has made significant progress towards its zero injuries goal, reducing workplace injuries by 61% over the past five years, and the Company’s 2019 safety performance was the best in its recorded history. Through year end 2019, the Company has further reduced its recordable injury rate to 1.13, approximately 62% better than the industry average.

•
During 2019, approximately 86% of the Company’s job requisitions had a diverse candidate pool, with approximately 57% of transfers or promotions filled by minority, female, veteran or disabled individuals.

•	Customers

•	Achieved a customer satisfaction rating in the top quartile among the Company’s industry peer group.

•	Communities

•	More than 5,000 hours of Company-sponsored community service performed during 2019 by its employees.

•	Company-sponsored workplace giving campaigns with the United Way and Water For People.

•
Through annual contributions from the American Water Charitable Foundation, the Company focused on supporting its employees in their own charitable endeavors, providing support for disaster relief efforts, and providing funding for initiatives related to clean water, conservation, education and community sustainability.

Governance

•	Board and Committees

•	The Board of Directors and each of its committees are led by an independent, non-executive chairperson.

•	The Board of Directors met 12 times in 2019.

•
In July 2019, the Board of Directors added three additional directors, increasing its size from eight to 11 members. The three new directors represent gender, racial and experiential diversity, and all three have extensive regulated utility backgrounds.

•	Diversity

•	With the addition of three new directors in 2019, the percentage of women on the Board of Directors increased to 54.5% as of December 31, 2019.

•	The Company’s average director tenure was approximately 5.8 years as of December 31, 2019.

•	Demonstrated and Representative Expertise

•
The Company’s Board of Directors has demonstrated expertise, including experience in utility and finance operations, customer service, cybersecurity, the military, financial services and capital markets, service as a public company CEO and board member, and management of global operations.

Research and Development
The Company’s Research and Development Program
The Company maintains an industry-leading Research and Development (“R&D”) program that is designed to enhance its services, help ensure compliance, improve quality and operational effectiveness, and provide environmental leadership. For more than three decades from its inception, American Water’s R&D program has evolved into an industry leading effort and has achieved numerous advancements in the science of drinking water, wastewater, and desalination. Through laboratory and industry resources and the team’s expertise, efforts are focused on contaminants of emerging concern, including but not limited to PFAS, Legionella, cyanotoxin-forming algal blooms, pathogens and disinfection byproducts. The Company’s R&D personnel are located at the Company’s corporate headquarters and at two laboratory testing facilities in New Jersey and Illinois, the latter housing its quality control and testing laboratory, which supports the Company’s R&D activities through testing and analysis.
The Company continues to leverage its expertise and collaborate with the EPA and state agencies to help establish effective environmental, health and safety, and water quality standards and regulation. This relationship includes the sharing of the Company’s research, such as its treatment and distribution system optimization research and its national water quality monitoring data. The Company’s engagement with the EPA provides it with early insight into emerging regulatory issues and initiatives, thereby allowing the Company to anticipate and to accommodate its future compliance requirements. The Company also frequently engages with the Centers for Disease Control, other state environmental agencies, and national and international water research foundations. The Company believes that continued R&D activities are critical for providing safe, reliable and affordable services, as well as maintaining its leadership position in the industry, which provides the Company with a competitive advantage as it seeks additional business with new and existing customers.
Emerging Contaminants
Emerging contaminants include numerous chemicals such as pharmaceuticals, personal care products, pesticides, herbicides and endocrine disrupting compounds, as well as some naturally occurring microbes, such as bacteria, viruses and parasites, which have been detected in drinking water supplies, for which the risk to the public’s health is not fully understood and/or has not been quantified. While these contaminants have been present in drinking water for as long as they have been in use, technological advances have only recently made it possible to detect many of them. The ability to detect contaminants, even at trace levels, has raised questions among regulators and government agencies, further affecting the public’s perception of drinking water quality.
The Chemicals Abstract Service Registry contains over 159 million registered chemicals, with an estimated 1,400 species of disease-causing microbes that can affect humans. The Company is continually investigating new substances and contaminants, employing a team of scientists, engineers and public health professionals to identify threats to its water supply, to act on emerging regulations and new health advisories, and to evaluate the benefits of alternative or advanced treatment technologies. The Company maintains state-of-the-art water quality testing equipment and implements new and emerging technologies to help predict and manage potential water supply contamination issues. Examples of the Company’s efforts include:

•
using its research findings to communicate information to its customers on the actions they can take to manage Legionella (the Centers for Disease Control statistics indicate that water-associated disease from Legionella is on the rise, with exposure typically associated with customer-owned plumbing systems in large buildings);

•	aerial drone testing to detect harmful algal blooms and testing ultrasonic technology to help prevent taste and odor events and to eliminate cyanotoxins before they get to the water treatment plant;

•	the implementation of water source assessment tools, including sensors and analytics, to evaluate and track chemical storage and aid in the detection of source water contamination events;

•	development of methodology and measurement techniques for emerging contaminants to investigate transport, occurrence and treatment; and

•	the implementation of activated carbon, biofiltration and ion exchange for the control of emerging contaminants.

Service Company and Security
American Water Works Service Company, Inc. (the “Service Company”) is a wholly owned subsidiary of the Company that provides support and operational services to the Company’s operating subsidiaries. These services are predominantly provided to the Company’s Regulated Businesses under contracts that have been approved by PUCs, where necessary, and are also provided to its Market-Based Businesses organized under American Water Enterprises, LLC, the Company’s wholly owned subsidiary (“AWE”) as requested or may otherwise be necessary. Services provided by the Service Company may include accounting and finance, administration, business development, communications, compliance, education and training, engineering, health and safety, human resources, information systems, internal audit, investor relations, legal and governance, operations, procurement, R&D, rates and regulatory support, security, risk management and insurance, treasury, and water quality. The Service Company also operates two national customer service centers located in Alton, Illinois and Pensacola, Florida, which provide customer relations, field service and operational support to the Company’s Regulated Businesses. Services are provided by the Service Company at cost, enabling the Company’s operating subsidiaries to fulfill their responsibilities in a cost-effective manner, while providing them access to in-depth, functional expertise.
The Company’s security team provides oversight and policy guidance on physical, cyber and information security, as well as business continuity, throughout its operations. It is responsible for designing, implementing, monitoring and supporting effective physical and technical security controls for the Company’s physical assets, business systems and operational technologies. Risk assessments are conducted periodically to evaluate the effectiveness of existing security controls and serve as the basis for additional safeguards, security controls and measures. Operational and technical security controls are deployed and integrated as safeguards against unauthorized access to the Company’s information systems. These controls (i) are aimed at assuring the continuity of business processes that are dependent upon automation, (ii) seek to maintain the integrity of the Company’s data, (iii) support regulatory and legislative compliance requirements, and (iv) are aimed at maintaining safe and reliable service to the Company’s customers. The Company engages in partnerships with U.S. federal, state and local law enforcement agencies to coordinate and improve the security of its water delivery systems and to safeguard its water supply and operations.
Employee Matters
As of December 31, 2019, approximately 46% of the Company’s workforce was represented by unions, which include 71 collective bargaining agreements with 14 different unions. Additionally, as of December 31, 2019 the Company had four collective bargaining agreement beyond expiration, affecting approximately 371 employees, all of which are actively working under the terms of the existing agreement, and another collective bargaining agreement in its initial stage of renegotiation, affecting approximately 66 employees. During 2020, 14 of the Company’s collective bargaining agreements will be expiring in accordance with their terms and the Company expects to be able to negotiate these agreements during the course of the year.

Information About Our Executive Officers
Presented in the table below is the name, age, offices held and business experience for each of the Company’s executive officers, as of February 18, 2020:

Name	Age	Office and Experience
Susan N. Story	60
President and Chief Executive Officer. Ms. Story has served as President and Chief Executive Officer of the Company and a director since May 2014, and has announced her retirement from these positions, effective April 1, 2020. Ms. Story served as Senior Vice President and Chief Financial Officer of the Company from April 2013 until May 2014. Prior to joining American Water, she served as President and Chief Executive Officer of Southern Company Services, a subsidiary of Southern Company, from January 2011 until March 2013 and President and Chief Executive Officer of Gulf Power Company, also a subsidiary of Southern Company, from 2003 until December 2010. Since 2008, Ms. Story has served as a member of the Board of Directors of Raymond James Financial, Inc., a diversified financial services company, and as lead director since 2016. Since January 2017, Ms. Story has also served on the Board of Directors of Dominion Energy, Inc., a producer and transporter of energy.

Brian Chin	46
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

M. Susan Hardwick	57
Executive Vice President and Chief Financial Officer. Ms. Hardwick joined American Water on June 3, 2019 as its Executive Vice President—Finance and became its Executive Vice President and Chief Financial Officer on July 1, 2019. Ms. Hardwick previously served as the Executive Vice President and Chief Financial Officer of Vectren Corporation, which was sold to CenterPoint Energy, Inc. on February 1, 2019. Ms. Hardwick joined Vectren Corporation in January 2000 and served in a variety of positions, including Vice President, Controller and Assistant Treasurer; Senior Vice President, Finance; Senior Vice President, Chief Financial Officer; and Executive Vice President and Chief Financial Officer. Prior to joining Vectren, Ms. Hardwick was Assistant Corporate Comptroller at Cinergy Corp. She began her career with Arthur Andersen & Co., leaving there as a senior manager to join Cinergy Corp. Ms. Hardwick is a Certified Public Accountant.

Melanie M. Kennedy	46
Senior Vice President, Human Resources. Since March 2017, Ms. Kennedy has served as the Company’s Senior Vice President, Human Resources. From August 2014 until March 2017, Ms. Kennedy served as Vice President, Human Resources of the Company, and from August 2012 to August 2014, she served as Director, Human Resources in the Company’s Northeast Division. Ms. Kennedy initially joined the Company in 2007, and before that time, she practiced law for nine years.

Walter J. Lynch	57
Executive Vice President and Chief Operating Officer. Mr. Lynch has over 20 years of experience in the water and wastewater industry. He has served as the Company’s Executive Vice President and Chief Operating Officer since January 2016, as Chief Operating Officer of Regulated Operations from February 2010 to December 2015, and President of Regulated Operations from July 2008 to December 2015. Mr. Lynch joined the Company in 2001. Mr. Lynch is on the Board of Directors of the National Association of Water Companies and serves on its Executive Committee. In addition, Mr. Lynch also serves on the Water Research Foundation Board of Trustees. Effective April 1, 2020, Mr. Lynch will succeed Ms. Story as President and Chief Executive Officer of the Company and a member of the Board of Directors.

James S. Merante	45
Vice President and Treasurer. Mr. Merante was appointed as the Company’s Vice President and Treasurer on February 15, 2019. Prior to that, Mr. Merante was Vice President, Internal Audit from February 2018 to February 15, 2019, and served as Divisional Chief Financial Officer for the Company’s Mid-Atlantic Division from July 2014 until February 2018. Prior to joining American Water, Mr. Merante served as Vice President of Operations for FSM, Inc., a private digital media company, from February 2010 until July 2014. Mr. Merante is licensed as a Certified Public Accountant in Pennsylvania.

Michael A. Sgro	61
Executive Vice President, General Counsel and Secretary. Mr. Sgro has 25 years of experience in the water and wastewater industry. He has served as the Company’s Executive Vice President, General Counsel and Secretary since January 2016 and its Senior Vice President, General Counsel and Secretary from February 2015 until January 2016. Prior to that, he served as the Company’s Interim General Counsel and Secretary from January 2015 until February 2015 and as Vice President, General Counsel and Secretary of American Water’s Northeast Division from 2002 to 2015.

Loyd “Aldie” Warnock	60
Senior Vice President, Chief External Affairs and Corporate Business Development Officer. Mr. Warnock has served as the Company’s Senior Vice President, Chief External Affairs and Corporate Business Development Officer since January 1, 2020 and as the Company's Senior Vice President of External Affairs and Business Development from August 1, 2017 to December 31, 2019. From April 2014 until August 2017, Mr. Warnock served as the Company’s Senior Vice President of External Affairs, Communications and Public Policy. Prior to joining the Company, he served as Senior Vice President of External Affairs at Midwest Independent System Operator, Inc., a non-profit, self-governing organization, from March 2011 to April 2014. Prior to that, he served as Vice President of External Affairs for Allegheny Energy, Inc. from December 2005 to February 2011 and Senior Vice President of Governmental and Regulatory Affairs at Mirant Corporation from July 2004 to November 2005. Mr. Warnock serves on the Board of Directors of the National Association of Water Companies and on the Executive Advisory Board of the Mississippi State University College of Business.

Melissa K. Wikle	54
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
Available Information
The Company is subject to the reporting requirements of the Exchange Act. The Company files or furnishes annual, quarterly and current reports, proxy statements and other information with the SEC. Readers may obtain a copy of the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q or its current reports on Form 8-K, or any amendments to them, that are filed with or furnished to the SEC, free of charge, from the Investor Relations section of the Company’s website, https://ir.amwater.com, as soon as reasonably practicable after the Company files or furnishes the information to the SEC.
The Company maintains a website at https://amwater.com. Information contained on the Company’s website shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks. The Company recognizes its website as a key channel of distribution to reach public investors and as a means of disclosing information to comply with SEC Regulation FD.
The American Water corporate governance guidelines and the charters for each of the standing committees of the Board of Directors, together with the American Water Code of Ethics and additional information regarding the Company’s corporate governance, are available on its Investor Relations website, https://ir.amwater.com, and will be made available, without charge, in print to any shareholder who requests such documents from its Investor Relations Department, American Water Works Company, Inc., 1 Water Street, Camden, NJ, 08102.
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
Risks Related to Our Industry and Business Operations
Our utility operations are subject to extensive regulation by state PUCs and other regulatory agencies, which significantly affects our business, financial condition, results of operations and cash flows. Our utility operations also may be subject to fines, penalties and other sanctions for the inability to meet these regulatory requirements.
Our Regulated Businesses provide water and wastewater services to our customers through subsidiaries that are subject to regulation by state PUCs. This regulation affects the rates we charge our customers and has a significant impact on our business and results of operations. Generally, the state PUCs authorize us to charge rates that they determine are sufficient to recover our prudently incurred operating expenses, including, but not limited to, operating and maintenance costs, depreciation, financing costs and taxes, and provide us the opportunity to earn an appropriate rate of return on invested capital.
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
Approval of the PUCs is also required in connection with other aspects of our utilities’ operations. Some state PUCs are empowered to impose financial penalties, fines and other sanctions for non-compliance with applicable rules and regulations. Our utilities are also required to have numerous permits, approvals and certificates from the PUCs that regulate their businesses and authorize acquisitions, dispositions, and, in certain cases, affiliated transactions. Although we believe that each utility subsidiary has obtained or sought renewal of the material permits, approvals and certificates necessary for its existing operations, we are unable to predict the impact that future regulatory activities may have on our business.
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

Our operations and the quality of water we supply are subject to extensive and increasingly stringent environmental, water quality and health and safety laws and regulations, including with respect to emerging contaminants, compliance with which could impact both our operating costs and capital expenditures, and violations of which could subject us to substantial liabilities and costs, as well as damage to our reputation.
Our regulated water and wastewater operations and the operations of our Market-Based Businesses are subject to extensive federal, state and local laws and regulations. These requirements include, among others, the Clean Water Act, the Safe Drinking Water Act, the LCR and CERCLA. EPA requirements and similar federal and state laws and regulations. For example, state PUCs and environmental regulators set conditions and standards for the water and wastewater services we deliver. If we deliver water or wastewater services to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs, as well as damage to our reputation. In the most serious cases, regulators could reduce requested rate increases or force us to discontinue operations and sell our operating assets to another utility or to a municipality. Given the nature of our business which, in part, involves supplying water for human consumption, any potential non-compliance with, or violation of, environmental, water quality and health and safety laws or regulations would likely pose a more significant risk to us than to a company not similarly involved in the water and wastewater industry.
In addition, CERCLA authorizes the EPA to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions with respect to actual or threatened releases of hazardous substances, and can impose joint and several liability, without regard to fault, on responsible parties for the costs thereof. We are also required to obtain various environmental permits from regulatory agencies for our operations.
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
We may also incur liabilities if, under environmental laws and regulations, we are required to investigate and clean up environmental contamination, including potential releases of hazardous chemicals, such as chlorine, which we use to treat water, or at off-site locations where we have disposed of waste or caused an adverse environmental impact. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs and could adversely affect our financial condition, results of operations, cash flows and liquidity. Such remediation costs may not be covered by insurance and may make it difficult for us to secure insurance at acceptable rates in the future.
Attention is being given to emerging contaminants, including, without limitation, chemicals and other substances that currently do not have any regulatory standard in drinking water or have been recently created or discovered (including by means of scientific achievements in the analysis and detection of trace amounts of substances). Examples of sources of emerging contaminants include, but are not limited to, newly created chemical compounds (including, for example, manufactured nanomaterials); human and veterinary products; perfluorinated and polyfluorinated compounds; bacteria, microbes, viruses, amoebae and other pathogens; and residual by-products of disinfection. We rely upon governmental agencies to set appropriate regulatory standards to protect the public from these and other contaminants, and our role is to provide service that meets these standards, if any. In some of our states, PUCs may disapprove of cost recovery, in whole or in part, for implementation of treatment infrastructure for an emerging contaminant in the absence of a regulatory standard. Furthermore, given the rapid pace at which emerging contaminants are being created and/or discovered, we may not be able to detect and/or mitigate all such substances in our drinking water system or supplies, which could have a material adverse impact on our financial condition, results of operations and reputation. In addition, we believe emerging contaminants may form the basis for additional or increased federal or state regulatory initiatives and requirements in the future, which could significantly increase the cost of our operations.

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
For example, in our Monterey County, California operations, we are seeking to augment our sources of water supply, principally to comply with an October 20, 2009 cease and desist order (the “2009 Order”), as amended by an order in July 2016 (the “2016 Order”), of the SWRCB that requires California-American Water Company, our wholly owned subsidiary (“Cal Am”), to significantly decrease its diversions from the Carmel River in accordance with a reduction schedule that terminates on December 31, 2021 (the “2021 Deadline”). We are also required to augment our Monterey County sources of water supply to comply with the requirements of the Endangered Species Act. We cannot predict whether Cal Am will be able to secure alternative sources of water, or if Cal Am will be exposed to liabilities, including fines and penalties, if it is unable to meet the 2021 Deadline under the 2016 Order. Furthermore, Cal Am continues to work constructively with all appropriate agencies to provide necessary information to obtain the required approvals for the Water Supply Project; however, due to the delay in the approval schedule, Cal Am currently does not believe that it will be able to fully comply with the diversion reduction requirements and other remaining requirements under the 2009 Order and the 2016 Order, including the 2021 Deadline. If Cal Am or any of our other subsidiaries are unable to secure an alternative source of water, or if other adverse consequences result from the events described above, our business, financial condition, results of operations and cash flows could be adversely affected. See Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions, which includes additional information regarding this matter.
Climate variability may cause increased volatility in weather and may impact water usage and related revenue or require additional expenditures, all of which may not be fully recoverable in rates or otherwise.
The issue of climate variability is receiving increasing attention nationally and worldwide. Some scientific experts are predicting a worsening of weather volatility in the future associated with climate variability. Many climate variability predictions, if true, present several potential challenges to water and wastewater utilities, including us, such as:

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
We endeavor to reduce regulatory lag by pursuing constructive regulatory policies. For example, three of our states have approved revenue stability mechanisms that adjust rates periodically to ensure that a utility’s revenue will be sufficient to cover its costs regardless of sales volume, including recognition of declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently. In addition, 11 of our state PUCs permit rates to be adjusted outside of the general rate case application process through surcharges that address certain capital investments, such as replacement of aging infrastructure. These surcharges are adjusted periodically based on factors such as project completion or future budgeted expenditures, and specific surcharges are eliminated once the related capital investment is incorporated in new PUC approved rates. Furthermore, in setting rates, ten of our state PUCs allow us to use future test years, which extend beyond the date a rate request is filed to allow for current or projected revenues, expenses and investments to be reflected in rates on a more timely basis. Other examples of such programs include states that allow us to increase rates for certain cost increases that are beyond our control, such as purchased water costs, property or other taxes, or power, conservation, chemical or other expenditures. These surcharge mechanisms enable us to adjust rates in less time after costs have been incurred than would be the case under the general rate case application process.
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

•
negatively impacting the deductibility of expenses under federal or state tax laws, the amount of tax credits or tax abatement benefits that may be available, the amount of taxes owed, the timing of tax effects on rates, or the ability to utilize our net operating loss carryforwards;

•	changing regulations that affect the benefits we expected to receive when we began offering services in a particular area;

•
increasing the associated costs of, or difficulty complying with, environmental, health, safety, consumer privacy, water quality, and water quality accountability laws and regulations to which our operations are subject;

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

•	restricting or prohibiting our extraction of water from rivers, streams, reservoirs or aquifers; and

•	revoking or altering the terms of a CPCN issued to us by a state PUC.
Any of the foregoing consequences could have an adverse effect on our business, financial condition, results of operations, cash flows and liquidity.
In addition, new Federal, state and local laws, changes in existing laws, rules or regulations, or administrative interpretations thereof, could impact us. In December 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, as amended (the “Code”), including a reduction in the maximum U.S. federal corporate income tax rate from 35% to 21% as of January 1, 2018, and certain other provisions related specifically to the public utility industry, including the normalization of our deferred income taxes. The enactment of the TCJA required re-measurement of our deferred income taxes, which materially impacted our 2017 results of operations and financial position and had a lesser impact on our 2018 results of operations and financial position. Following enactment of the TCJA, the Company adjusted its customer rates and deferred income taxes to reflect the lower income tax rate as mandated by PUCs in jurisdictions that have addressed the issue. We expect that further impacts to our deferred income taxes will continue to occur through pending or future rate cases or other proceedings in the remaining jurisdictions. At this time, we cannot predict the impacts on us of the regulatory treatment of the TCJA in these remaining proceedings, or of the enactment or adoption of any Related Interpretations, if and when issued. Moreover, we are unable to determine or predict the potential impacts, if any, of any other new or amended laws, rules or regulations, or interpretations thereof, including, without limitation, further amendments to the Code or applicable Treasury regulations, to the extent they may be ultimately enacted, adopted or issued, on us or our businesses, financial condition, results of operations, cash flows and liquidity.
Service disruptions caused by severe weather conditions, climate variability patterns or natural disasters may disrupt our operations or reduce the demand for our water services, which could adversely affect our financial condition, results of operations, cash flows and liquidity.
Service interruptions due to severe weather, climate variability patterns and other natural events are possible across all our businesses. These include, among other things, storms, freezing conditions, high wind conditions, hurricanes, tornadoes, earthquakes, landslides, drought, wildfires, coastal and intercoastal floods or high water conditions, including those in or near designated flood plains, severe electrical storms, sinkholes and solar flares. Weather and other natural events such as these may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. Tariffs in place or cost recovery proceedings with respect to our Regulated Businesses may not provide reimbursement to us, in whole or in part, for any of these impacts.
Government restrictions on water use may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition, results of operations and cash flows. Seasonal drought conditions that may impact our water services are possible across all of our service areas. Governmental restrictions imposed in response to a drought may apply to all systems within a region independent of the supply adequacy of any individual system. Responses may range from voluntary to mandatory water use restrictions, rationing restrictions, water conservation regulations, and requirements to minimize water system leaks. While expenses incurred in implementing water conservation and rationing plans may generally be recoverable provided the relevant PUC determines they were reasonable and prudent, we cannot assure that any such expenses incurred will, in fact, be fully recovered. Moreover, reductions in water consumption, including those resulting from installation of equipment or changed consumer behavior, may persist even after drought restrictions are repealed and the drought has ended, which could adversely affect our business, financial condition, results of operations and cash flows.

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
The water and wastewater utility business is capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment, and to improve aging infrastructure. In 2019, we invested $1.7 billion in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems will continue into the future and may increase. We expect to fund capital improvement projects using cash generated from operations, borrowings under our revolving credit facility and commercial paper programs and issuances of long-term debt and equity. We may not be able to access our revolving credit facility or the commercial paper, long-term debt and equity capital markets, when necessary or desirable to fund capital improvements on favorable terms or at all. If we are not able to obtain sufficient financing, we may be unable to maintain our existing property, plant and equipment, fund our capital investment strategies, meet our growth targets and expand our rate base to enable us to earn satisfactory future returns on our investments. Even with adequate financial resources to make required capital expenditures, we face the additional risk that we will not complete our major capital projects on time, as a result of construction delays, permitting delays, labor shortages or other disruptions, environmental restrictions, or other obstacles. Each of these outcomes could adversely affect our financial condition, results of operations and cash flows.
Aging infrastructure may lead to service disruptions, property damage and increased capital expenditures and O&M costs, all of which could negatively impact our financial results.
We have risks associated with aging infrastructure, including water and sewer mains, pumping stations and water and wastewater treatment facilities. Additionally, the nature of information available on buried and newly acquired assets may be limited, which may challenge our ability to conduct efficient asset management and maintenance practices. Assets that have aged beyond their expected useful lives may experience a higher rate of failure. Failure of aging infrastructure could result in increased capital expenditures and O&M costs, and negatively impact our future O&M efficiency ratio. In addition, failure of aging infrastructure may result in property damage, and in safety, environmental and public health impacts. To the extent that any increased costs or expenditures are not fully recovered in rates, our results of operations, liquidity and cash flows could be negatively impacted.
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
Our business and operations have a large direct and indirect customer base and, as a result, we are exposed to public criticism regarding, among other things, the reliability of their water, wastewater and related or ancillary services, the quality of water provided, and the amount, timeliness, accuracy and format of bills that are provided for such services. Adverse publicity and negative consumer sentiment may render legislatures and other governing bodies, state PUCs and other regulatory authorities, and government officials less likely to view us in a favorable light, and may cause us to be susceptible to less favorable legislative, regulatory and economic outcomes, as well as increased regulatory or other oversight and more stringent regulatory or economic requirements. Unfavorable regulatory and economic outcomes may include the enactment of more stringent laws and regulations governing our operations and less favorable economic terms in our agreements related to our Market-Based Businesses, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on us and our financial condition, results of operations and cash flows.

For example, New York American Water Company, Inc. (“NYAW”) has been the subject of a New York State Public Service Commission (“NYSPSC”) investigation related to the unintentional provision of incorrect data to a taxing authority that resulted in an over-assessment of real property taxes. NYAW self-reported this issue to the NYSPSC promptly after NYAW’s senior leadership became aware of it. Neither NYAW nor any of its employees received any financial benefit as a result of this matter, as all customer overpayments were provided to the local taxing authorities. The NYSPSC investigation also related to the failure of a few employees working on NYAW’s 2016 general rate case to properly disclose these issues in that rate case. In September 2018, a settlement of these matters was approved by the Supreme Court of the State of New York, Albany County, and NYAW has been working with the New York State Department of Public Service to implement its terms. While the settlement resolves the NYSPSC’s investigation involving NYAW and those matters set forth above, there can be no assurance that NYAW will not be subject to additional federal, state or local proceedings regarding these and other related matters, and these proceedings could result in increased oversight and civil, administrative and/or criminal sanctions, which may have a material adverse effect upon our reputation and perception.
The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition, results of operations, cash flows and liquidity.
The properties of our Regulated Businesses segment include 76 dams, the majority of which are earthen dams, and the failure of any of which could result in personal injury and property damage, including without limitation downstream property damage, for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.
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
An important element of our growth strategy is the acquisition and optimization of water and wastewater systems in order to broaden our current, and move into new, service areas. We may not be able to acquire other systems or businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. Further, competition for acquisition opportunities from other regulated utilities, governmental entities, and other buyers may hinder our ability to expand our business.
The negotiation and execution of potential acquisitions as well as the integration of acquired systems or businesses with our existing operations could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in, among other things:

•	incurrence or assumption of debt, contingent liabilities and environmental liabilities of or with respect to an acquired business, including liabilities that were unknown at the time of acquisition;

•	failure to recover acquisition premiums;

•	unanticipated capital expenditures;

•	failure to maintain effective internal control over financial reporting;

•	the need to successfully integrate the acquired systems’ cybersecurity and infrastructure protection measures with those of the Company’s;

•	recording goodwill and other intangible assets at values that ultimately may be subject to impairment charges;

•	fluctuations in quarterly results;

•	unanticipated acquisition-related expenses;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements; and

•	difficulties in integrating or assimilating personnel, benefits, services and systems.
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
Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized efforts may arise from time to time in one or more of the service areas in which our Regulated Businesses operate to convert our assets to public ownership and operation through exercise of the governmental power of eminent domain, or another similar authorized process. A municipality or other government subdivision or a citizen group may seek to acquire our assets through eminent domain or such other process, either directly or indirectly as a result of a citizen petition.
For example, in November 2018, Monterey, California ballot Measure J was certified as having been approved by a public vote, requiring the MPWMD to conduct a study and submit a written plan concerning the feasibility of a potential purchase of the Monterey system assets without an additional public vote. On November 6, 2019, the MPWMD issued a preliminary report finding, among other things, that the acquisition of the Monterey system assets by the MPWMD would be economically feasible. Also, five municipalities in the Chicago, Illinois area formed a water agency that filed an eminent domain lawsuit against our Illinois subsidiary in January 2013, seeking to condemn a water pipeline that serves those five municipalities. This lawsuit remains pending, and a valuation trial is likely to be held in the near future. See Item 1—Business—Regulated Businesses—Condemnation and Eminent Domain, which includes additional information regarding these matters.
Furthermore, the law in certain jurisdictions in which our Regulated Businesses operate provides for eminent domain rights allowing private property owners to file a lawsuit to seek just compensation against a public utility, if the public utility’s infrastructure has been determined to be a substantial cause of damage to that property. In these actions, the plaintiff would not have to prove that the public utility acted negligently. In California, lawsuits have been filed in connection with large-scale natural events such as wildfires. Some have included allegations that infrastructure of certain utilities triggered the natural event that resulted in damage to the property. In some cases, the PUC has disallowed recovery in rates of losses incurred by these utilities as a result of such lawsuits.
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
We rely on operational and technology systems to facilitate the management of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.
Our operational and technology systems are an integral part of our business, and any disruption of these systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. For example, we depend on these systems to bill customers, process orders, provide customer service, manage certain plant operations and construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, supply chain, inventory and accounts receivable collections.

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
As operators of critical infrastructure, we may face a heightened risk of physical and/or cyber attacks from internal or external sources. Our water and wastewater systems may be vulnerable to disability or failures as a result of physical or cyber attacks, acts of war or terrorism, vandalism or other causes. Our operational and technology systems throughout our businesses may be vulnerable to unauthorized external or internal access, due to hacking, viruses, acts of war or terrorism, and other causes. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our customers, employees, suppliers and other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyber attacks and unauthorized access. While we have instituted safeguards to protect our operational and technology systems, those safeguards may not always be effective due to the evolving nature of cyber attacks and cyber vulnerabilities. We cannot guarantee that such protections will be completely successful in the event of a cyber attack.
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
We have obtained cyber insurance to provide coverage for a portion of the losses and damages that may result from a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss or damage caused by a breach. The market for cybersecurity insurance is relatively new and coverage available for cybersecurity events may evolve as the industry matures. In the future, adequate insurance may not be available at rates that we believe are reasonable, and the costs of responding to and recovering from a cyber incident may not be covered by insurance or recoverable in rates.

Our inability to efficiently upgrade and improve our operational and technology systems, or implement new systems, could result in higher than expected costs or otherwise adversely impact our internal controls environment, operations and profitability.
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
An inability to successfully develop and implement new technologies poses substantial risks to our business and operational excellence strategies, which could have a material adverse effect on our business and financial results.
A significant part of our long-term strategic focus on safety, operational excellence, O&M expense efficiency, water quality, asset and capital management and the customer experience includes the development and implementation of new technologies to be used for, among other things: customer service and support; environmental compliance; water metering; water quality and source monitoring; cybersecurity; business development and growth; data analysis; employee development and training; and other initiatives. For example, we have made and plan to continue to make significant investments in developing, deploying and maintaining customer-facing technologies, applications to support field service and customer service operations, water source sensor and evaluation technologies, and data analysis and artificial intelligence technologies. Where appropriate, we also seek to align these new technologies with existing technology infrastructure and systems.
There can be no assurance that we will be successful in designing, developing, deploying, integrating or maintaining these new technologies, and if they do not perform effectively or adequately serve their respective business objectives, their value to us and our business and operations may be negatively and materially impacted. Because these efforts can be long-term in nature, these new technologies may be more costly or time-consuming than expected to design, develop, integrate and complete and may not ultimately deliver the expected or desired benefits upon completion. Technologies that do not perform as intended or desired may need to be redesigned, redeveloped or abandoned. While we have and will continue to seek to recover costs and earn a return on capital expenditures with respect to the costs and expenses of development and deployment of these new technologies in our Regulated Businesses, there can be no assurance that we will be able to do so in every instance or at all. Our failure to timely and effectively invest in, develop, deploy and implement improvements to, and properly maintain the operation and integrity of, our new technologies, including related data and other related systems, and/or adequately obtain recovery in rates of the costs and expenses associated with such activities, may adversely affect our ability to achieve intended O&M expense efficiencies or other key performance results and, ultimately, could materially and adversely impact our business, financial condition, results of operations and cash flows.
All of the intellectual property that has been or is being used or developed in connection with these technologies, we believe we own, or have valid licenses to use. However, competitors, contracting parties or other third parties may bring claims against us to challenge our right to use, license, sub-license, market or monetize, in whole or in part, such intellectual property or derivatives thereof or works made therefrom, and the assertion, defense or protection of our intellectual property rights could be expensive, time-consuming and ultimately unsuccessful. If we are unable to do so, or it is determined that we do not own or have valid licenses or other rights to any of the intellectual property used in our technologies, we may lose valuable rights to what we regard as our intellectual property, the carrying values of the affected technologies may need to be decreased significantly, and we may be required to obtain or purchase licenses at significant cost from third parties to use the intellectual property. In any of these cases, we may be unable to execute our long-term strategy, and our financial condition, results of operations and cash flows may be materially and adversely impacted.
Our business has inherently dangerous workplaces. If we fail to maintain safe work sites, we may experience workforce injuries or loss of life, and be exposed to financial losses, including penalties and other liabilities.
Safety is a core value and a strategy at American Water. Our safety performance and continual progress to our ultimate desired goal of zero injuries is critical to our reputation. We maintain health and safety standards to protect our employees, customers, contractors, vendors and the public. Although we intend to adhere to such health and safety standards with a goal of achieving zero injuries, it is extremely challenging to eliminate all safety incidents at all times.

At our business sites, including construction and maintenance sites, our employees, contractors and others are often in close proximity to large pieces of equipment, moving vehicles, pressurized water, underground trenches and vaults, chemicals and other regulated materials. On many sites, we are responsible for safety and, accordingly, must implement important safety procedures and practices above what governmental regulations require. If we fail to implement such procedures or if the procedures we implement are ineffective or are not followed by our employees or others, our employees, contractors and others may experience minor, serious or fatal injuries. Unsafe work sites have the potential to increase employee turnover, expose us to litigation and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
In addition, our operations can involve the delivery, handling and storage of hazardous chemicals, which, if improperly delivered, handled, stored or disposed of, could result in serious injury, death, environmental damage or property damage, and could subject us to penalties or other liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional employee groups whose primary purpose is to ensure we implement effective health and, safety work procedures and practices throughout our organization, including construction sites and maintenance sites, the failure to comply with such regulations or procedures could subject us to liability.
Work stoppages and other labor relations matters could adversely affect our results of operations.
As of December 31, 2019, approximately 46% of our workforce was represented by unions, and we had 71 collective bargaining agreements in place with 14 different unions representing our unionized employees. These collective bargaining agreements, including four which are beyond expiration and 14 which will expire during 2020, are subject to periodic renewal and renegotiation. We may not be able to successfully renew or renegotiate these labor contracts on terms that are fair to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations, may disrupt our operations and result in higher labor costs, which could adversely affect our financial condition, results of operations, cash flows and liquidity. While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, a strike or work stoppage may have a material adverse impact on our financial position, results of operations and cash flows.
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
In addition, as key personnel approach retirement age, we need to have appropriate succession plans in place and to successfully implement such plans. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, our business, financial condition, results of operations and cash flows may be materially and adversely impacted.
Financial and Market-Related Risks
Our indebtedness could affect our business adversely and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.
As of December 31, 2019, our aggregate long-term and short-term debt balance (including preferred stock with mandatory redemption requirements) was $9.5 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:

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

In order to meet our capital expenditure needs, we may be required to make additional borrowings under our revolving credit facility or issue a combination of new short-term and long-term debt securities and equity. Moreover, additional borrowings may be required to refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2020, 2021 and 2022 will be $28 million, $310 million and $14 million, respectively. We can provide no assurance that we will be able to access the debt or equity capital markets on favorable terms, if at all. Moreover, if new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to refinance existing debt on favorable terms.
In an attempt to manage our exposure to interest rate risk associated with our issuance of variable and fixed rate debt, we have in the past entered into, and in the future may enter into, financial derivative instruments, including without limitation, interest rate swaps, forward starting swaps, swaptions and U.S. Treasury lock agreements. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk. However, these efforts may not be effective to fully mitigate interest rate risk, and may expose us to other risks and uncertainties, including quarterly “mark to market” valuation risk associated with these instruments, that could negatively and materially affect our financial condition, results of operations and cash flows.
Our ability to pay our expenses and satisfy our debt service obligations depends in significant part on our future performance, which will be affected by the financial, business, economic, competitive, legislative (including tax initiatives and reforms, and other similar legislation or regulation), regulatory and other risk factors described in this section, many of which are beyond our control. If we do not have sufficient cash flows to pay the principal and interest on our outstanding debt, we may be required to refinance all or part of our existing debt, reduce capital investments, sell assets, borrow additional funds or sell additional equity. In addition, if our business does not generate sufficient cash flows from operations, or if we are unable to incur indebtedness sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to changes in our business, which could cause our financial condition, operating results and prospects to be affected materially and adversely.
Our inability to access the capital or financial markets or other events could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.
In addition to cash from operations, we rely primarily on our revolving credit facility, commercial paper program, and the capital markets to satisfy our liquidity needs. In this regard, our principal external sources of short-term liquidity are our $2.10 billion commercial paper program and our $2.25 billion revolving credit facility. Our revolving credit facility currently expires in accordance with its terms in March 2024, although under those terms we may request to extend the expiration date for up to one year. We regularly use our commercial paper program under this revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally can obtain in the commercial paper market. As of December 31, 2019, American Water Capital Corp. (“AWCC”), our wholly owned financing subsidiary, had no outstanding borrowings under the revolving credit facility, and had $786 million of commercial paper outstanding and $76 million in outstanding letters of credit. There can be no assurance that AWCC will be able to continue to access its commercial paper program or its revolving credit facility, when, as and if desired, or that the amount of capital available thereunder will be sufficient to meet all of our liquidity needs at a reasonable, or any, cost.
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

Disruptions in the capital markets or changes in our credit ratings could also limit our ability to access capital on terms favorable to us or at all. For example, on April 1, 2019, Moody’s Investors Service changed the Company’s senior unsecured debt rating to Baa1, from A3, with a stable outlook. While the lending banks that participate in our revolving credit facility have met all of their obligations, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. These or other occurrences may cause our lenders to not meet their existing commitments, and we may not be able to access the commercial paper or loan or capital markets in the future on terms acceptable to us or at all. Furthermore, our inability to maintain, renew or replace commitments under this facility could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity. Longer-term disruptions in the capital and credit markets as a result of economic, legislative, political or other uncertainty, including as a result of changes in U.S. tax and other laws, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any significant disruption in the capital, debt or credit markets, or financial institution failures could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures. Finally, there is no assurance that we will be able to access the equity capital markets to obtain financing when necessary or desirable and on terms that are reasonable or acceptable to us.
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
Parent company may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds.
Parent company is a holding company and, as such, it has no substantive operations of its own. Substantially all of our consolidated assets are held by subsidiaries. Parent company’s ability to meet its financial obligations and to pay dividends on its common stock is primarily dependent on the net income and cash flows of its subsidiaries and their ability to pay upstream dividends or repay indebtedness to parent company. Prior to paying dividends to parent company, our regulated subsidiaries must comply with applicable regulatory restrictions and financial obligations, including, for example, debt service and preferred and preference stock dividends, as well as applicable corporate, tax and other laws and regulations and agreements, and our covenants and other agreements. Our subsidiaries are separate legal entities and have no obligation to pay or upstream dividends to parent company. A failure or inability of any of these subsidiaries to pay such dividends or repay intercompany obligations could have a material adverse impact on our liquidity and parent company’s ability to pay dividends on its common stock and meet its other obligations.
We may not be able to fully utilize our U.S. and state net operating loss carryforwards.
As of December 31, 2019, we had U.S. federal and state NOL carryforwards of approximately $673 million and $453 million, respectively, and management believes it is more likely than not that these NOL carryforwards will be recovered in the future. With the enactment of the TCJA, the Company analyzed the impacts of the reduction in the U.S. federal corporate income tax rate from 35% to 21% on the Company’s deferred tax assets and liabilities, including its NOL carryforwards, and as a result, remeasured those NOL carryforwards as of the date of enactment of the TCJA based on this tax rate change.
Our federal NOL carryforwards will begin to expire in 2028, and our state NOL carryforwards began to expire in 2019 and will continue to expire through 2038. We expect to fully utilize our federal NOL balance before it expires, and our ability to do so is primarily dependent upon our ability to generate sufficient taxable income. We have, in the past, been unable to utilize certain of our state NOL carryforwards, and the establishment or increase of a valuation allowance in the future would reduce our deferred income tax assets and our net income.
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
Our total assets include $1.5 billion of goodwill at December 31, 2019. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003, the acquisition of E’town Corporation by a predecessor to our previous owner in 2001 and our acquisition of Pivotal in 2018. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, we have taken significant non-cash charges to operating results for goodwill impairments in the past.
We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance or the performance of an acquired business. These market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that compares unfavorably to our peer companies, decreases in control premiums, or other circumstances. For example, in the third quarter of 2018, prior to our sale of Keystone, we strategically narrowed the scope of that business and, as a result, we recorded a non-cash, pre-tax impairment charge of $57 million. See Note 8—Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further information.
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
Market volatility and other conditions may impact the value of benefit plan assets and liabilities, as well as assumptions related to the benefit plans, which may require us to provide significant additional funding.
The performance of the capital markets affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. The value of these assets is subject to market fluctuations and volatility, which may cause investment returns to fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets can increase the funding requirements under our pension and postretirement benefit plans. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. If interest rates decrease, our liabilities would increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, such as increases in life expectancy assumptions and increasing trends in health care costs may also increase our funding requirements. Future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, in which case our results of operations and financial position could be negatively affected.
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
Our Consolidated Financial Statements are prepared in accordance with GAAP. The SEC, the Financial Accounting Standards Board or other authoritative bodies or governmental entities may issue new pronouncements or new interpretations of existing accounting standards that may require us to change our accounting policies. These changes are beyond our control, can be difficult to predict and could materially impact how we report our results of operations, cash flow and financial condition. We could be required to apply a new or revised standard retroactively, which could also adversely affect our previously reported results of operations, cash flow and financial condition.
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

We have implemented corporate governance, internal control and accounting policies and procedures in connection with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and relevant SEC rules, as well as other applicable regulations. Such internal controls and policies have been and continue to be closely monitored by our management and Board of Directors to ensure continued compliance with these laws, rules and regulations. Management is also responsible for establishing and maintaining internal control over financial reporting and is required to assess annually the effectiveness of these controls. While we believe these controls, policies, practices and systems are adequate to verify data integrity, unanticipated and unauthorized actions of employees or temporary lapses in internal controls due to shortfalls in oversight or resource constraints could lead to undetected errors that could result in the disallowance of cost recovery and non-compliant disclosure and reporting. The consequences of these events could have a negative impact on our results of operations and financial condition. The inability of management to certify as to the effectiveness of these controls due to the identification of one or more material weaknesses in these controls could also harm our reputation, increase financing costs or adversely affect our or AWCC’s ability to access the capital markets.
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
Under the terms of some of our agreements for the provision of services to water and wastewater facilities with municipalities, other governmental entities and other customers, American Water (excluding our regulated subsidiaries) provides guarantees of specified performance obligations of our Market-Based Businesses, including financial guarantees or deposits, primarily related to MSG. In the event our Market-Based Businesses fail to perform these obligations, the entity holding the guarantees may seek to enforce the performance commitments against American Water (excluding our regulated subsidiaries) or proceed against the deposit. In that event, our financial condition, results of operations, cash flows, and liquidity could be adversely affected.
At December 31, 2019, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $5.4 billion related to MSG’s contracts, and this amount is likely to increase if the number of bases served by MSG increases. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.
Our Market-Based Businesses’ operations under MSG are subject to various risks associated with doing business with the U.S. government.
MSG enters into contracts with the U.S. government for the operation and maintenance of water and wastewater systems, which contracts may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In addition, the contract price for each of these military contracts is typically subject to either an annual economic price adjustment, or a redetermination two years after commencement of operations and every three years thereafter. Annual economic price adjustment is an inflation index-based contract price increase mechanism. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and anticipated market conditions. Any early contract termination or unfavorable annual economic price adjustment or price redetermination could adversely affect our financial condition, results of operations and cash flows.
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
The Company’s properties consist primarily of (i) water and wastewater treatment plants, (ii) mains and pipes used for transmission, distribution and collection of water and wastewater, (iii) wells and other sources of water supply, such as reservoirs, (iv) water and wastewater pumping stations, (v) meters and fire hydrants, (vi) general structures, including buildings, dams and treated water storage facilities, (vii) land and easements, (viii) vehicles, (ix) software rights, and (x) other equipment and facilities, the majority of which are used directly in the operation of its systems. Substantially all of the Company’s properties are owned by its subsidiaries, with a large percentage subject to liens of its mortgage bonds. A wholly owned subsidiary of parent company owns the Company’s corporate headquarters, located in Camden, New Jersey, and it leases office space, equipment and furniture from certain of its wholly owned subsidiaries. These properties are utilized by the Company’s directors, officers and staff in the conduct of the business.
The properties of the Company’s Regulated Businesses consist mainly of approximately:

•	80 surface water treatment plants;

•	520 groundwater treatment plants;

•	140 wastewater treatment plants;

•	52,500 miles of transmission, distribution and collection mains and pipes;

•	1,000 groundwater wells;

•	1,500 water and wastewater pumping stations;

•	1,300 treated water storage facilities; and

•	76 dams.
The Company has ongoing infrastructure renewal programs in all states in which its Regulated Businesses operate. These programs consist of both the rehabilitation of existing mains and equipment, and the replacement of mains and equipment that have been damaged or have reached, or are near, the end of their useful service lives. The properties of its Market-Based Businesses consist mainly of office furniture and IT equipment. Approximately 51% of all properties that the Company owns are located in New Jersey and Pennsylvania.
The Company maintains property insurance against loss or damage to its properties by fire or other perils, subject to certain exceptions. For insured losses, the Company is self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained.
The Company believes that its properties are generally maintained in good operating condition and in accordance with current standards of good water and wastewater industry practice.

ITEM 3.	LEGAL PROCEEDINGS
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with SWRCB Orders to Reduce Carmel River Diversions
Under the 2009 Order, Cal Am is required, among other things, to decrease significantly its yearly diversions of water from the Carmel River according to a set reduction schedule. The 2009 Order responded to claims that Cal Am had not sufficiently implemented actions to terminate its unpermitted diversions of water from the Carmel River as required by a 1995 order of the SWRCB. In July 2016, at the request of Cal Am and several Monterey County government agencies, the SWRCB issued the 2016 Order approving the 2021 Deadline.
The 2009 Order includes a condition prohibiting Cal Am from diverting water from the Carmel River for new service connections or for any increased use of water at existing service addresses resulting from a change in zoning or use. In 2011, the California Public Utilities Commission (the “CPUC”) issued a decision directing modifications in Cal Am’s tariffs to recognize the moratorium mandated by the 2009 Order, and directing Cal Am to seek written guidance from the SWRCB with respect to any unresolved issues of interpretation or implementation of this condition. In 2012, the Deputy Director of the SWRCB sent a letter to Cal Am providing an interpretation as to the calculation of a baseline to determine increases in use of water at existing service addresses. In March 2018, the MPWMD adopted a resolution directing Cal Am to interpret the baseline in a manner that conflicts with the SWRCB’s written interpretation. In May 2018, Cal Am notified the MPWMD and the SWRCB that it intends to seek declaratory relief concerning the conflicting regulatory interpretations under the 2009 Order. In an attempt to resolve these conflicting interpretations prior to seeking judicial intervention, Cal Am has met with the MPWMD and the SWRCB several times. The SWRCB agreed to circulate revisions to its 2012 interpretive letter, which would be subject to a public comment period. Any failure to follow the MPWMD’s resolution or the SWRCB’s written interpretation, despite these conflicting interpretations, could potentially result in fines, penalties and other actions against Cal Am.

The 2016 Order provides that if the CPUC authorizes Cal Am to acquire more than 1,000 acre-feet per year of water from a source other than the Water Supply Project, proponents of the alternative water source could submit revised milestones to the SWRCB for consideration. In May 2018, certain parties to the Water Supply Project proceeding submitted a petition to the SWRCB to add parallel milestones to the 2009 Order for 2019, 2020, and 2021, based on the proposed expansion of the Pure Water Monterey project, another groundwater replenishment project under construction on the Monterey peninsula. Petitioners claim that compliance with the alternate milestones would still provide for cessation of Cal Am’s unauthorized diversions from the Carmel River by 2021. A preliminary report on feasibility concluded that the expanded Pure Water Monterey project could provide an additional 2,250 acre-feet of water per year. Cal Am believes that (i) the petition is premature, (ii) the expanded Pure Water Monterey project is not yet a sufficiently certain or reliable water supply and, even if construction is successfully completed, would provide an insufficient quantity of water to allow full compliance with the 2009 Order, and (iii) the imposition of parallel milestones would distract from completion of the Water Supply Project. On December 13, 2019, the SWRCB dismissed the petition without prejudice.
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, based on the matters discussed below in “Monterey Peninsula Water Supply Project,” there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Due to the delay in the approval schedule, Cal Am currently does not believe that it will be able to fully comply with the diversion reduction requirements and other remaining requirements under the 2009 Order and the 2016 Order, including the 2021 Deadline. The CPUC’s final decision approving the Water Supply Project permits recovery of all of Cal Am’s prudently incurred costs associated therewith, subject to the frameworks set forth in the final decision related to cost caps, O&M costs, financing, ratemaking and contingency matters.  Cal Am currently believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order.  Further attempts to comply with the 2009 Order and the 2016 Order, or the 2021 Deadline, may result in material additional costs or obligations to Cal Am, and failure to comply could lead to fines and penalties against Cal Am.
Regional Desalination Project Litigation
Review of CPUC-Approved Settlement Agreement
The Regional Desalination Project (the “RDP”) involved the construction of a desalination facility in the City of Marina, north of Monterey. The RDP was intended to, among other things, eliminate unauthorized diversions from the Carmel River as required under the 2009 Order. In December 2010, the CPUC approved the RDP, which was to be implemented through a Water Purchase Agreement and ancillary agreements (collectively, the “Agreements”) among the Marina Coast Water District (“MCWD”), the Monterey County Water Resources Agency (“MCWRA”) and Cal Am. In 2011, due to a conflict of interest concerning a former member of MCWRA’s Board of Directors, MCWRA stated that the Agreements were void, and, as a result, Cal Am terminated the Agreements. In April 2015, the CPUC approved a settlement agreement among Cal Am, MCWRA and the County of Monterey to resolve these matters among the parties signing the agreement. In March 2016, the Supreme Court of California granted MCWD’s petition for review of the CPUC approval, and following the court’s disposition of a related issue in another case, MCWD’s petition for review of the CPUC-approved settlement agreement was remanded to the CPUC. On September 19, 2019, the CPUC issued a decision affirming its prior decisions with respect to the settlement agreement that resolved matters among the parties thereto associated with the termination of the RDP agreements, after considering the issue remanded by the California Supreme Court.
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
In July 2015, Cal Am and MCWRA filed a Complaint in San Francisco County Superior Court against MCWD and RMC Water and Environment (“RMC”), a private engineering consulting firm which has since been acquired by a national engineering, science and operations company, seeking to recover compensatory damages in excess of $10 million associated with the failure of the RDP, as well as punitive and treble damages, statutory penalties and attorneys’ fees. Shortly thereafter, complaints seeking similar damages were filed in the same court by MCWD and RMC against Cal Am and MCWRA in excess of $19 million in the aggregate. In December 2015, the court consolidated all of these complaints into a single action. On February 15, 2019, the court granted Cal Am’s motion for summary judgment, and as a result, no claims remain pending against Cal Am in this action. On February 25, 2019, the court granted RMC’s motion for judgment on the pleadings as to certain of Cal Am’s tort claims against it. On June 20, 2019, the court granted MCWD’s motion for summary judgment related to Cal Am’s tort claims against MCWD, which Cal Am appealed to the California Court of Appeal, and on January 14, 2020, this appeal was denied. On January 17, 2019, a motion filed by MCWD for summary judgment against Cal Am relating to the contract claims in Cal Am’s complaint was denied.

Trial in this lawsuit had been scheduled to take place in January 2020. On January 27, 2020, the parties to this lawsuit reached a tentative agreement, which was entered into the court record and would resolve the litigation in part without trial. Under the terms of this tentative agreement, MCWD and RMC would pay Cal Am an aggregate of $5.2 million in settlement of Cal Am’s contract claims against MCWD and all claims against RMC relating to the RDP. Under this agreement, Cal Am’s and MCWRA’s right to appeal the dismissal of their tort claims against MCWD would be expressly reserved. A draft settlement agreement is being reviewed and negotiated by the parties. Once executed, the settlement agreement would be subject to approval of the San Francisco County Superior Court.
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
In September 2018, the CPUC unanimously adopted a final decision finding that (i) the Water Supply Project, based on Cal Am’s request for a 6.4 million gallons per day desalination plant, meets the CPUC’s requirements for a CPCN, (ii) the issuance of the final decision should not be delayed, and (iii) an additional procedural phase was not necessary to consider alternative projects. The CPUC’s decision directs Cal Am to enter into negotiations regarding expansion of the GWR Project between Monterey One Water and the MPWMD and to indicate whether Cal Am plans to file an application for approval of an agreement to purchase additional water from the GWR Project. The decision notes, however, that the CPUC will only consider such an application if the Water Supply Project is delayed such that Cal Am would not be able to meet the 2021 Deadline. The decision accepts Cal Am’s estimates of future water demand in Monterey and concludes that the Water Supply Project is the best project to address those needs, and adopts Cal Am’s most recent cost estimates. The decision also allows Cal Am to earn an allowance for funds used during construction, or AFUDC, at a rate representative of its actual financing costs. The final decision adopted frameworks as to cost caps, O&M costs, financing, ratemaking and contingency matters.
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
In February 2019, the City of Marina and MCWD filed petitions for writ of review before the Supreme Court of California challenging the sufficiency of the final Environmental Impact Report/Environmental Impact Statement adopted by the CPUC in September 2018, which the court declined to consider on August 28, 2019.
On July 2, 2019, Cal Am notified MPWMD and Monterey One Water (collectively, the “Agencies”) that an event of default occurred under the water purchase agreement for the GWR Project because the Agencies failed to deliver to Cal Am by July 1, 2019 advanced treated recycled water produced by the GWR Project. Under the water purchase agreement, upon the occurrence of this event of default, Cal Am had the right to terminate the water purchase agreement immediately. Cal Am has elected not to exercise its right to terminate the water purchase agreement at this time, but in its notification to the Agencies, Cal Am expressly reserved its right to terminate the water purchase agreement until such time as the Agencies commence their required delivery of water from the GWR Project. On July 16, 2019, MPWMD and Monterey One Water responded to Cal Am’s event of default notice and estimated that water delivery would begin by mid-October 2019. On December 12, 2019, Cal Am sent a letter to the Agencies requesting a status update with respect to the event of default. On January 2, 2020, Cal Am notified the Agencies that a second event of default occurred under the water purchase agreement because the Agencies failed to achieve the Performance Start Date (the date upon which MPWMD’s performance obligations under the water purchase agreement were to commence) by January 1, 2020. Under the water purchase agreement, upon the occurrence of this event of default, Cal Am had the right to terminate the water purchase agreement immediately. Cal Am has elected not to exercise its right to terminate the water purchase agreement at this time, but in its notification to the Agencies, Cal Am expressly reserved its right to terminate the water purchase agreement until such time as the Performance Start Date has occurred. On January 9, 2020, the Agencies responded to Cal Am’s December 12, 2019 and January 2, 2020 letters. In the response, the Agencies acknowledged they remain in default under the water purchase agreement but indicated that corrective action is being taken to attain the Performance Start Date in the near future.

On April 17, 2019, Water Ratepayers Association of the Monterey Peninsula (“WRAMP”), a citizens’ advocacy group, filed an amended complaint in Monterey County Superior Court asserting a “qui tam” claim under the California False Claims Act on behalf of itself and the State of California against Cal Am and certain environmental consultants who worked on the CPUC’s environmental analysis of the MPWSP. The State Attorney General declined to proceed with this action after it was originally filed in 2016. On July 10, 2019, defendants filed a joint demurrer challenging the legal sufficiency of the allegations of the amended complaint. At an August 27, 2019 hearing on the demurrer, the court dismissed the petition without leave to amend. On October 17, 2019, WRAMP filed motions seeking clarification and a reconsideration of the court’s ruling. A hearing on these motions was set for December 3, 2019, but on November 26, 2019, WRAMP abandoned its motions and instead filed an appeal of the court’s dismissal. This appeal remains pending.
Coastal Development Permit Application
In June 2018, Cal Am submitted a coastal development permit application to the City of Marina for those project components of the Water Supply Project located within the City of Marina’s coastal zone. Members of the City’s Planning Commission, as well as City councilpersons, have publicly expressed opposition to the Water Supply Project. On March 7, 2019, the City of Marina Planning Commission adopted a resolution denying Cal Am’s coastal development permit application. Cal Am appealed the Marina Planning Commission's decision to the City Council, which set a public hearing on the appeal for April 30, 2019. On April 25, 2019, Cal Am submitted a letter to the City challenging the impartiality of the City and three of its council members with respect to the Water Supply Project. On April 29, 2019, the City informed Cal Am that it intended to proceed with the hearing with the participation of the challenged City Council members. As a result, on April 29, 2019, Cal Am notified the City that it was withdrawing its appeal, as Cal Am believes it could not receive a fair and impartial hearing before the City Council.
On May 10, 2019, the City issued a notice of final local action based upon the Marina Planning Commission’s decision. On May 22, 2019, Cal Am appealed this decision to the California Coastal Commission (the “Coastal Commission”), as permitted under the City’s code and the California Coastal Act. On October 28, 2019, staff of the Coastal Commission issued a report recommending a denial of Cal Am’s application for a coastal development permit with respect to the Water Supply Project, largely based on a memorandum prepared by the general manager of the MPWMD that contradicted findings made by the CPUC in its final decision approving the Water Supply Project. Staffs of the CPUC and the Coastal Commission met to discuss the Coastal Commission’s staff recommendation, at which time the CPUC raised questions about the Coastal Commission staff’s findings on water supply and demand, groundwater impacts and other matters. On November 4, 2019, Coastal Commission staff released an addendum to the staff report, concluding that additional groundwater modeling was needed before staff could find that the Water Supply Project would not prevent depletion of groundwater supplies. At its November 14, 2019 hearing on both the appeal from the City of Marina’s denial and Cal Am’s application for a coastal development permit within the Coastal Commission’s original jurisdiction, Coastal Commission staff advised that no vote would be taken at the meeting and that further investigation was required in light of the CPUC staff’s questions. The hearing was continued to a later date. On January 28, 2020, Coastal Commission staff recommended to Cal Am that it withdraw its application for a coastal development permit within the Coastal Commission’s original jurisdiction and resubmit such application at a later date, as the staff believes that its additional investigation could not be completed in time for a vote on Cal Am’s existing application. The staff indicated that such a withdrawal would not affect Cal Am’s appeal of the City of Marin’s denial, which would remain pending. Cal Am has declined to withdraw its application, and instead, on February 12, 2020, Cal Am and the Coastal Commission entered into a stipulation extending by 90 days, to July 24, 2020, the deadline for the Coastal Commission to vote on Cal Am’s original jurisdiction application.
Desalination Plant Development Permit
The proposed desalination plant for the Water Supply Project is to be located in an unincorporated portion of Monterey County, California on a site owned by CEMEX, Inc. (“CEMEX”), and requires a combined development permit from the County of Monterey prior to commencement of construction. On April 24, 2019, the County’s Planning Commission voted to approve the permit. On July 15, 2019, the Board of Supervisors heard appeals filed by MCWD and a public advocacy group, at which time it denied the appeals and approved the permit. On August 21, 2019, MCWD filed a petition in Monterey County Superior Court challenging Monterey County’s approval of Cal Am’s combined development permit application and seeking injunctive relief to enjoin Monterey County and Cal Am from commencing construction of the desalination plant. On October 9, 2019, after a hearing, the court denied, without prejudice, MCWD’s motion for a preliminary injunction, but issued a stay of the County’s approval of the combined development permit, precluding commencement of physical construction of the desalination plant until November 19, 2019, at which time the parties were to advise the court of the Coastal Commission’s decision on Cal Am’s application for a coastal development permit for the slant wells needed to source water for the desalination plant. In the interim, Cal Am is allowed to continue to obtain permits needed for the desalination plant’s construction. On November 19, 2019, the parties informed the court that the Coastal Commission had continued its public hearing on the slant wells and had not yet made a determination about permitting the slant wells. In response, the court continued its stay until March 24, 2020.

Proposed Zoning Changes at CEMEX Site for Slant Wells
In August 2018, the City circulated a public review draft of proposed amendments to its local coastal program and zoning ordinance, and placed the matter for consideration on the Planning Commission’s agenda for its September 2018 meeting. The proposed amendments would change zoning at the CEMEX site to open space and restrict future uses, including with respect to Cal Am’s planned use of the site for the slant wells for the Water Supply Project. Any change to the City's local coastal program must ultimately be approved by the Coastal Commission. Cal Am, CEMEX and the Coastal Commission each submitted letters opposing the proposed amendments. At its November 2018 meeting, the Planning Commission adopted a resolution recommending that the Marina City Council consider approving the amendments.
In December 2018, the Marina City Council considered the proposed amendments. Cal Am, CEMEX and the Coastal Commission again submitted letters opposing the proposed changes, but the City Council unanimously adopted a resolution amending its local coastal plan and a draft amendment to its zoning ordinance. Changes to the ordinance require a second reading before becoming final, which occurred at the City’s December 2018 meeting. The changes to the local coastal plan must be submitted to the Coastal Commission for approval and are not effective until such approval is obtained.
Test Slant Well Permitting
A preliminary step to building the Water Supply Project desalination plant is the construction and operation of a test slant well to confirm the suitability of the property on which intake wells will be located to draw water from under Monterey Bay. In November 2014, the Coastal Commission approved coastal development permits for the test slant well, enabling Cal Am to construct and operate the test slant well. Because Cal Am may use the test slant well as one of the slant wells for the Water Supply Project, Cal Am sought and obtained from the Coastal Commission permit amendments to allow the test slant well to remain in place and be maintained until February 28, 2020. On November 27, 2019, Cal Am filed an application with the Coastal Commission for a permit amendment to allow the test slant well to remain in place and be maintained until February 28, 2021. A required lease obtained from the California State Lands Commission, as amended, will expire on December 16, 2022. Effective February 28, 2018, test slant well pumping ceased, except for minimal maintenance pumping activities, in accordance with Cal Am’s coastal development permits.
In November 2015, MCWD filed a Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief in Santa Cruz County Superior Court against the Coastal Commission and Cal Am challenging the amendment of the coastal development permits and seeking an injunction against further test well pumping. In orders issued in September 2016 and October 2017, the court denied MCWD’s challenges. In January 2018, MCWD filed a notice of appeal of the court’s judgment. On June 28, 2019, the California Court of Appeal dismissed MCWD’s appeal. On July 15, 2019, MCWD filed a petition for rehearing with the Court of Appeal, which was denied on July 19, 2019. This decision is now final.
Water Supply Project Land Acquisition and Slant Well Site Use
In July 2017, the Coastal Commission adopted a consent agreement and cease and desist order requiring sand mining operations on the property owned by CEMEX on which intake wells for the Water Supply Project will be located, to cease by the end of 2020 and the property to be sold to either a non-profit or governmental entity. The consent agreement strictly limits future use of the property but preserves Cal Am’s existing property rights and allows uses consistent with existing easements and other rights of record. A permanent easement granted by CEMEX to Cal Am was recorded in June 2018 to allow Cal Am access to the property and to construct, operate and maintain the Water Supply Project intake wells. On November 26, 2019, the City of Marina notified CEMEX that, based on this easement and Cal Am’s proposed use of the site for the intake wells, CEMEX has breached or will soon breach a prior 1996 annexation agreement (to which Cal Am was not a party). The City states that it intends to seek declaratory relief from CEMEX and Cal Am ordering that Cal Am’s extraction is limited to 500 acre-feet per year of groundwater, that Cal Am cannot export extracted water out of the basin, and that the permanent easement granted by CEMEX to Cal Am is void. The City has requested a meeting with CEMEX as part of a mandatory dispute resolution process under the annexation agreement prior to filing a lawsuit. CEMEX has denied the City’s claims and requested indemnification from Cal Am under the terms of the permanent easement. Cal Am and CEMEX believe that there is no valid limitation under the annexation agreement on Cal Am’s right to pump brackish groundwater and seawater at the site for desalination and use by Cal Am’s customers.
Under California’s Sustainable Groundwater Management Act (“SGMA”) enacted in 2015, groundwater basins designated by the state as critically overdrafted must be managed by a groundwater sustainability agency (“GSA”) by 2020 in accordance with an approved groundwater sustainability plan (“GSP”) designed to achieve sustainability by 2040. Under the SGMA, GSAs have broad powers to achieve sustainability including, but not limited to, regulating groundwater extraction by imposing fees on groundwater extractions and controlling groundwater extractions by regulating, limiting or suspending extractions from wells. The 400-acre CEMEX site overlies a small portion of the 180/400 Subbasin of the Salinas Valley Groundwater Basin; the 84,000-acre 180/400 Subbasin has been designated by the state as critically overdrafted, mainly due to seawater intrusion into the subbasin.

In late 2016, the Salinas Valley Basin Groundwater Sustainability Agency (“SVBGSA”) was formed as a joint powers authority to become the GSA for the Salinas Valley Groundwater Basin and prepare a GSP. In April 2018, the City of Marina filed a notice to become the GSA for the CEMEX site, creating an overlap with the SVBGSA’s filing for the 180/400 Subbasin. In 2016, the SVBGSA commenced preparation of a GSP covering the entire 180/400 subbasin, including the CEMEX site, but in August 2019 the City filed a notice that it intends to prepare its own GSP for the CEMEX site with the intent to severely limit or prohibit groundwater pumping at that site. The State Department of Water Resources (“SDWR”) has taken the position that until the overlap is resolved, it will not accept the GSP from either agency, placing the subbasin at risk of being placed in a probationary status and subject to state management. In December 2019, the County of Monterey filed its own notice to become the exclusive GSA at the CEMEX site in order to resolve the overlap, which is permitted under SGMA. SDWR accepted the County’s filing on December 18, 2019, and now lists the County as the exclusive GSA for the site.
On December 30, 2019, the City of Marina filed a lawsuit in the Supreme Court of California challenging the County’s filing, and SDWR’s acceptance of the filing, as the exclusive GSA for the CEMEX site. The City has named the County and its Board of Supervisors, the County GSA, and SDWR and its director as defendants, and the SVBGSA and its Board of Directors as real parties. The City seeks to invalidate the County’s filing, as well as injunctive relief to preserve the City’s status as a GSA for the site. To protect its interest in the matter, Cal Am filed an application to intervene in this lawsuit, which is scheduled to be heard on February 18, 2020.
West Virginia Elk River Freedom Industries Chemical Spill
See Note 16—Commitments and Contingencies—Contingencies—West Virginia Elk River Freedom Industries Chemical Spill in the Notes to Consolidated Financial Statements for information regarding the final court approval of the global settlement with respect to the January 2014 Freedom Industries, Inc. chemical spill.
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
On June 2, 2017, a complaint captioned Jeffries, et al. v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County on behalf of an alleged class of residents and business owners who lost water service or pressure as a result of the Dunbar main break. The complaint alleges breach of contract by WVAWC for failure to supply water, violation of West Virginia law regarding the sufficiency of WVAWC’s facilities and negligence by WVAWC in the design, maintenance and operation of the water system. The Jeffries plaintiffs seek unspecified alleged damages on behalf of the class for lost profits, annoyance and inconvenience, and loss of use, as well as punitive damages for willful, reckless and wanton behavior in not addressing the risk of pipe failure and a large outage.
In October 2017, WVAWC filed with the court a motion seeking to dismiss all of the Jeffries plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserted that the Public Service Commission of West Virginia, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. In May 2018, the court, at a hearing, denied WVAWC’s motion to apply the primary jurisdiction doctrine, and in October 2018, the court issued a written order to that effect. On February 21, 2019, the court issued an order denying WVAWC’s motion to dismiss the Jeffries plaintiffs’ tort claims. On August 21, 2019, the court set a procedural schedule in this case, including a trial date of September 21, 2020. Discovery in this case is ongoing. On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. A hearing on class certification is currently scheduled for March 11, 2020.
The Company and WVAWC believe that WVAWC has meritorious defenses to the claims raised in this class action complaint and WVAWC will continue to vigorously defend itself against these allegations.
Chattanooga, Tennessee Water Main Break Class Action Litigation
On September 12, 2019, Tennessee-American Water Company, a wholly owned subsidiary of the Company (“TAWC”), experienced a break of a 36-inch water transmission main, which caused service fluctuations or interruptions to TAWC customers and the issuance of a boil water notice. TAWC repaired the main break by early morning on September 14, 2019, and restored full water service by the afternoon on September 15, 2019, with the boil water notice lifted for all customers on September 16, 2019.

On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and the Service Company (collectively, the “Tennessee-American Water Defendants”), on behalf of an alleged class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga main break (the “Tennessee Plaintiffs”). The complaint alleges breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. The Tennessee Plaintiffs seek an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest.
On November 22, 2019, the Tennessee-American Water Defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted, and, with respect to the Company, for lack of personal jurisdiction. A hearing on this motion is scheduled for February 18, 2020.
The Tennessee-American Water Defendants believe that they have meritorious defenses to the claims raised in this class action complaint, and they are vigorously defending themselves against these allegations.
CSG — East Palo Alto Water System Voluntary Report
In April 2017, AWE, the parent entity of CSG, voluntarily reported to the Division of Drinking Water of the SWRCB potential violations of the California Safe Drinking Water Act (the “CSDWA”) in connection with AWE’s operation of the City of East Palo Alto’s water distribution system. Upon the resignation of the system’s general manager in March 2017, AWE discovered that it may have operated the system without a properly certified operator for two years, the triennial LCR sampling was not completed, and the 2015 Consumer Confidence Report improperly reported data for lead and copper samples from the system’s upstream water provider. Promptly after discovering these issues, AWE engaged an outside law firm to conduct an internal investigation and reported the results of that investigation to the SWRCB.
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
Since April 23, 2008, the Company’s common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “AWK.” As of February 13, 2020, there were 180,974,719 shares of common stock outstanding held by approximately 2,546 record holders. Holders of the Company’s common stock are entitled to receive dividends when they are declared by its Board of Directors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding the Company’s dividends.
In February 2015, the Board of Directors authorized an anti-dilutive stock repurchase program to mitigate the dilutive effect of shares issued through the Company’s dividend reinvestment, employee stock purchase and executive compensation activities. The program allows the Company to purchase up to 10 million shares of its outstanding common stock from time to time over an unrestricted period of time in the open market or through privately negotiated transactions. The program is conducted in accordance with Rule 10b-18 of the Exchange Act, and, to facilitate these repurchases, the Company enters into Rule 10b5-1 stock repurchase plans with a third-party broker, which allow the Company to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Subject to applicable regulations, the Company may elect to amend or cancel the program or the stock repurchase parameters at its discretion to manage dilution.
From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through December 31, 2019, the Company repurchased an aggregate of 4,860,000 shares of its common stock under the program, including 350,000 shares repurchased during the first quarter of 2019. There were no repurchases of common stock in the last three quarters of 2019.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
(In millions, except per share data)	2019	2018	2017	2016	2015
Statement of Operations data:
Operating revenues	$3,610	$3,440	$3,357	$3,302	$3,159
Net income attributable to common shareholders	621	567	426	468	476
Net income attributable to common shareholders per basic common share	$3.44	$3.16	$2.39	$2.63	$2.66
Net income attributable to common shareholders per diluted common share	3.43	3.15	2.38	2.62	2.64
Balance Sheet data:
Total assets	$22,682	$21,223	$19,482	$18,482	$17,241
Long-term debt and redeemable preferred stock at redemption value	8,644	7,576	6,498	5,759	5,874
Other data:
Cash dividends declared per common share	$2.00	$1.82	$1.66	$1.50	$1.36
Net cash provided by operating activities (a) (b)	1,383	1,386	1,449	1,289	1,195
Net cash used in investing activities (b)	(1,945)	(2,036)	(1,672)	(1,590)	(1,459)
Net cash provided by financing activities (a) (b)	494	726	207	328	290
Capital expenditures included in net cash used in investing activities	(1,654)	(1,586)	(1,434)	(1,311)	(1,160)

(a)
The information for the years ended December 31, 2016 and 2015, has been revised to reflect the retrospective application of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted by the Company as of January 1, 2017.

(b)
The information for the years ended December 31, 2016 and 2015, has been revised to reflect the retrospective application of Accounting Standards Update 2016-18, Restricted Cash, which was adopted by the Company as of December 31, 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements,” Item 1A—Risk Factors and elsewhere in this Form 10-K. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The committee is actively involved in the review and discussion of the Company’s SEC filings. For a discussion and analysis of the Company’s financial statements for fiscal 2018 compared to fiscal 2017, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 19, 2019.
Overview
American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company employs approximately 6,800 professionals who provide drinking water, wastewater and other related services to approximately 15 million people in 46 states. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company’s utilities operate in approximately 1,700 communities in 16 states in the United States, with over 3.4 million active customers with services provided by its water and wastewater networks. Services provided by the Company’s utilities are generally subject to regulation by PUCs. The Company also operates market-based businesses that provide complementary services to residential and smaller commercial customers, the U.S. government on military installations, as well as municipalities, utilities and industrial customers, collectively presented as the “Market-Based Businesses.” These Market-Based Businesses are not subject to regulation by state PUCs. See Item 1—Business for additional information.

Financial Results
Presented in the table below are the Company’s diluted earnings per share, as determined in accordance with GAAP, and the Company’s adjusted diluted earnings per share (a non-GAAP measure):

	For the Years Ended December 31,
	2019	2018	2017
Diluted earnings per share (GAAP):
Net income attributable to common shareholders	$3.43	$3.15	$2.38
Adjustments:
Loss on sale of Keystone operations	0.24	—	—
Income tax impact	(0.05)	—	—
Net adjustment	0.19	—	—

Freedom Industries settlement activities	(0.02)	(0.11)	(0.12)
Income tax impact	0.01	0.03	0.05
Net adjustment	(0.01)	(0.08)	(0.07)

Gain on sale of Contract Services Group contracts	—	(0.08)	—
Income tax impact	—	0.02	—
Net adjustment	—	(0.06)	—

Keystone impairment charge	—	0.31	—
Income tax impact	—	(0.08)	—
Net loss attributable to noncontrolling interest	—	(0.01)	—
Net adjustment	—	0.22	—

Early extinguishment of debt at parent company	—	—	0.03
Income tax impact	—	—	(0.01)
Net adjustment	—	—	0.02

Impact of re-measurement from the TCJA	—	0.07	0.70
Total net adjustments	0.18	0.15	0.65
Adjusted diluted earnings per share (non-GAAP)	$3.61	$3.30	$3.03
For the year ended December 31, 2019, diluted earnings per share (GAAP) were $3.43, an increase of $0.28 per diluted share compared to the prior year, which includes the net adjustments presented in the table above and discussed in greater detail in the “Adjustments to GAAP” section below.
Excluding the net adjustments presented in the table above, adjusted diluted earnings per share (non-GAAP) were $3.61 for the year ended December 31, 2019, an increase of $0.31 per diluted share compared to the prior year.
These results were driven by continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth, and growth in the Market-Based Businesses, primarily from HOS’s 2018 acquisition of Pivotal and from MSG’s addition of two new military contracts in 2018 (Wright-Patterson Air Force Base and Fort Leonard Wood).

Adjustments to GAAP
Adjusted diluted earnings per share represents a non-GAAP financial measure and, as shown in the table above, is calculated as GAAP diluted earnings per share, excluding the impact of one or more of the following events: (i) a loss on the sale in the fourth quarter of 2019 of the Keystone operations; (ii) previously reported settlement activities related to the Freedom Industries chemical spill in West Virginia; (iii) a gain recognized in the third quarter of 2018 on the sale of the majority of CSG’s O&M contracts; (iv) a goodwill and intangible impairment charge in the third quarter of 2018 related to the Keystone operations; (v) an early extinguishment of debt charge at parent company in the third quarter of 2017; and (vi) non-cash re-measurement charges recorded in the fourth quarters of 2017 and 2018 resulting from the impact of the change in the federal corporate income tax rate on the Company’s deferred income taxes from the enactment of the TCJA.
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
Growth—through capital investment in infrastructure and regulated acquisitions, as well as strategic growth opportunities in the Market-Based Businesses
The Company expects to continue to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company also expects to continue to grow the Market-Based Businesses, which leverages its core water and wastewater competencies. In 2019, the Company invested $1.9 billion, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses Growth and Optimization

•	$1.7 billion capital investment in the Regulated Businesses, the majority for infrastructure improvements and replacements.

•	$235 million to fund acquisitions in the Regulated Businesses, which added approximately 53,100 water and wastewater customers.

•	The Company has entered into agreements for pending acquisitions in the Regulated Businesses to add approximately 44,200 customers.
On November 20, 2019, the Company and its New York subsidiary entered into a Stock Purchase Agreement with Liberty Utilities Co. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in that agreement. The New York subsidiary includes all of the water and wastewater assets of the Company’s New York regulated utility operations, with approximately 125,000 customer connections in the State of New York. Algonquin Power & Utilities Corp., Liberty’s parent company, executed and delivered an absolute and unconditional guaranty of the performance of all of Liberty’s obligations under the stock purchase agreement.
The Stock Purchase is subject to various conditions, including obtaining regulatory approval, the expiration or termination of the applicable waiting period under the U.S. Hart-Scott-Rodino antitrust law and other customary closing conditions. The stock purchase agreement may be terminated by either party if the Stock Purchase is not completed by June 30, 2021, subject to extension for up to six months if all of the conditions to closing have been met, other than obtaining regulatory approvals. Liberty may also terminate the stock purchase agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the New York subsidiary, taken as a whole. The Company currently estimates that the Stock Purchase is to be completed by early 2021. Accordingly, the assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of December 31, 2019. See Note 4—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.

Market-Based Businesses Growth and Optimization
During January 2020, HOS was selected by the San Francisco Public Utilities Commission (“SFPUC”) to offer optional water line and sewer line protection services to homeowners across the City and County of San Francisco. This arrangement provides over 100,000 eligible San Francisco homeowners, served by the SFPUC, the opportunity to purchase optional protection plans from the Company for the water line that runs from a residential property to the connection with the water meter and the sewer line that runs from the residential property to the sewer main.
MSG was awarded contracts for ownership, operation and maintenance of the water and wastewater systems at Joint Base San Antonio in Texas, effective September 26, 2019, and the United States Military Academy at West Point, New York, effective September 30, 2019. Highlights of these contract awards are detailed below:

•
Joint Base San Antonio is comprised of Randolph Air Force Base, Fort Sam Houston, Camp Bullis and Lackland Air Force Base. The installation spans 46,539 acres, across 11 geographically separated parcels of land. The contract award includes estimated revenues of approximately $448 million over a 50-year period, subject to an annual economic price adjustment.

•
The United States Military Academy is located at West Point, New York, the oldest continuously operated Army post in the United States. The institution’s campus, central post and training areas expand across nearly 16,000 acres, and is home to a student body of approximately 4,400 cadets. The total contract award includes estimated revenues of approximately $519 million over a 50-year period, subject to an annual economic price adjustment.

On December 12, 2019, as part of a strategic review undertaken by the Company, the Company sold all of its interest in its Keystone operations to a natural gas and oil industry investment group, for total cash consideration of $31 million, subject to adjustment based on post-closing working capital. As a result of the sale, the Company recorded a pre-tax loss on sale of $44 million, or $35 million after-tax, during the fourth quarter of 2019, as discussed above. See Note 4—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Future Growth
Looking forward, the Company expects to invest between $8.8 billion to $9.4 billion from 2020 to 2024, and between $20 billion to $22 billion from 2020 to 2029, including a range of $1.7 billion to $1.9 billion in 2020. The Company’s expected future investments include:

•
capital investment for infrastructure improvements in the Regulated Businesses of $8.2 billion over the next five years, and between $18.2 billion and $19.2 billion over the next 10 years, including $1.6 billion expected in 2020; and

•
growth from acquisitions in the Regulated Businesses to expand the Company’s water and wastewater customer base of between $600 million to $1.2 billion over the next five years, and between $2 billion to $3 billion over the next 10 years, including a range of $100 million to $300 million expected in 2020.

Presented in the following chart is the estimated allocation of the Company’s expected capital investment for infrastructure improvements in its Regulated Businesses over the next five years, by purpose:
Operational Excellence
The Company continues to strive for industry-leading operational efficiency, driven largely by technology. The Company’s technology investments are aimed at enhancing its customer experience and operational efficiency.

•	In 2019:

•
the Regulated Businesses achieved an adjusted O&M efficiency ratio (a non-GAAP measure) of 34.5% for the year ended December 31, 2019, compared to 35.6% and 35.3% for the years ended December 31, 2018 and 2017, respectively. The improvement in the Company’s adjusted O&M efficiency ratio in 2019, when compared to 2018, was due to an increase in operating revenues as well as continued focus on operating costs of the Regulated Businesses;

•
the Company worked to decrease costs and deploy capital efficiently, including using trenchless technologies for pipeline rehabilitation and leveraging its buying power and strategic sourcing to drive cost savings;

•
the Company continued its commitment to water quality and the environment by leveraging new technologies; the Company now has advanced water quality sensors at all of its major drinking water intake sites and is automating its environmental reporting and compliance systems; and

•
the Company implemented other technology tools that will enhance communication, collaboration and mobility, enable further business insights and process automation, and increase self-service capabilities, to help its employees work safely and efficiently, and enhance the customer experience.

•	Looking forward, the Company will focus on technology and efficiency to:

•
be the leader in optimizing technology across the water and wastewater industry, with a focus on specific, innovative projects that will set it apart from other utilities; aiding the Company in serving its customers with greater ease, making the Company’s employees safer and helping the Company operate more efficiently; and

•	further improve the Company’s adjusted O&M efficiency ratio.

The Company’s adjusted O&M efficiency ratio is defined as its operation and maintenance expenses from the Regulated Businesses, divided by the pro forma operating revenues from the Regulated Businesses, where both operation and maintenance expenses and pro forma operating revenues were adjusted to eliminate purchased water expense. Also excluded from operation and maintenance expenses are the allocable portion of non-operation and maintenance support services costs, mainly depreciation and general taxes, which are reflected in the Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, are categorized within other line items in the accompanying Consolidated Statements of Operations.
In addition to the adjustments discussed above, for period-to-period comparability purposes, the estimated impact of the TCJA on operating revenues for the Regulated Businesses has been presented on a pro forma basis for all periods prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods. The Company also made the following adjustments to the O&M efficiency ratio: (i) excluded from operation and maintenance expenses is the impact of certain Freedom Industries chemical spill settlement activities recognized in 2017, 2018 and 2019 (see Note 16—Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information); and (ii) excluded from operation and maintenance expenses is the impact of the Company’s January 1, 2018 adoption of Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (“ASU 2017-07”), for 2017, 2018 and 2019. The items discussed above were excluded from the calculation as they are not reflective of management’s ability to increase the efficiency of the Regulated Businesses.
The Company evaluates its operating performance using this ratio, and believes it is useful to investors, because it directly measures improvement in the efficiency of the Regulated Businesses. This information is derived from the Company’s consolidated financial information but is not presented in its financial statements prepared in accordance with GAAP. This information is intended to enhance an investor’s overall understanding of the Company’s operating performance. The Company’s adjusted O&M efficiency ratio is not an accounting measure that is based on GAAP, may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this Form 10-K.

Presented in the table below is the calculation of the Company’s adjusted O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Total operation and maintenance expenses (a)	$1,544	$1,479	$1,369
Less:
Operation and maintenance expenses—Market-Based Businesses	393	362	337
Operation and maintenance expenses—Other (a)	(31)	(42)	(44)
Total operation and maintenance expenses—Regulated Businesses (a)	1,182	1,159	1,076
Less:
Regulated purchased water expenses	135	133	128
Allocation of non-operation and maintenance expenses	31	31	29
Impact of Freedom Industries settlement activities (b)	(4)	(20)	(22)
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,020	$1,015	$941

Total operating revenues	$3,610	$3,440	$3,357
Less:
Pro forma adjustment for impact of the TCJA (c)	—	—	166
Total pro forma operating revenues	3,610	3,440	3,191
Less:
Operating revenues—Market-Based Businesses	539	476	422
Operating revenues—Other	(23)	(20)	(23)
Total operating revenues—Regulated Businesses	3,094	2,984	2,792
Less:
Regulated purchased water revenues (d)	135	133	128
Adjusted operating revenues—Regulated Businesses (ii)	$2,959	$2,851	$2,664

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	34.5%	35.6%	35.3%

(a)
Includes the impact of the Company’s adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit, on January 1, 2018.

(b)
Includes the impact of settlements in 2017 and 2018 with two of the Company’s general liability insurance carriers, and a reduction in the first quarter of 2019 of a liability, each related to the Freedom Industries chemical spill.

(c)
Includes the estimated impact of the TCJA on operating revenues for the Regulated Businesses for all periods presented prior to January 1, 2018, as if the lower federal corporate income tax rate was in effect for these periods.

(d)	The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from general rate case authorizations that became effective during 2017 through 2019:

(In millions)	2019	2018	2017
General rate cases by state:
Indiana (a)	$4	$—	$—
Kentucky (effective June 28, 2019)	13	—	—
California (b)	4	10	5
New York (c)	4	5	4
West Virginia (effective February 25, 2019)	19	—	—
Maryland (effective February 5, 2019)	1	—	—
New Jersey (d)	—	40	—
Missouri (effective May 28, 2018)	—	33	—
Pennsylvania (effective January 1, 2018)	—	62	—
Virginia (e)	—	—	5
Iowa (effective March 27, 2017)	—	—	4
Illinois (effective January 1, 2017)	—	—	25
Total general rate case authorizations	$45	$150	$43

(a)
The Company’s Indiana subsidiary received an order approving a joint settlement agreement with all major parties with respect to its general rate case filing, authorizing annualized incremental revenues of $4 million in the first rate year, effective July 1, 2019, and $13 million in the second rate year, effective approximately May 1, 2020.

(b)
The Company’s California subsidiary received approval for the second rate year (2019) step increase associated with its most recent general rate case authorization, effective May 11, 2019. On December 13, 2018, a settlement in this subsidiary’s general rate case filing was approved, authorizing rates effective January 1, 2018. In 2017, step rates were effective January 13 through February 2.

(c)	The Company’s New York subsidiary implemented its third step increase associated with its most recent general rate case authorization, effective April 1, 2019.

(d)
The effective date was June 15, 2018. As part of the resolution of the general rate case, the Company’s New Jersey subsidiary’s customers received refunds for the amount of provisional rates implemented as of June 15, 2018 and collected, to the extent that such rates exceeded the final rate increase plus interest.

(e)	The effective date was May 24, 2017, authorizing the implementation of interim rates as of April 1, 2016.
Pending General Rate Case Filings
There is no assurance that all or any portion of the following requests will be granted.
On December 16, 2019, the Company’s New Jersey subsidiary filed a general rate case requesting $88 million annualized incremental revenues.
On November 12, 2019, the Company’s California subsidiary filed for the third year (2020) step increase requesting $5 million associated with its most recent general case authorization. Step rates became effective on January 1, 2020, subject to refund. As of February 14, 2020, five of the seven districts’ step increases were approved representing $4 million of the $5 million request.
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $26 million annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On January 22, 2020, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2021. If the extension is not granted, the subsidiary may file the cost of capital application by May 1, 2020 to adjust its authorized cost of capital beginning January 1, 2021.
In 2018, the Company’s Virginia subsidiary filed a general rate case requesting $5 million in annualized incremental revenues. On May 1, 2019, interim rates under bond and subject to refund were implemented and will remain in effect until a final decision is received in this general rate case.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from infrastructure surcharge authorizations that became effective during 2017 through 2019:

(In millions)	2019	2018	2017
Infrastructure surcharges by state:
Missouri (a)	$14	$6	$6
Pennsylvania (b)	11	—	1
Tennessee (effective September 1, 2019, April 10, 2018 and March 14, 2017)	1	1	2
New York (effective August 1, 2019)	2	—	—
New Jersey (c)	15	—	14
Illinois (effective January 1, 2019 and January 1, 2018)	8	3	—
West Virginia (effective January 1, 2019, January 1, 2018 and January 1, 2017)	2	3	2
Indiana (effective March 14, 2018 and March 22, 2017)	—	7	8
Virginia (effective March 1, 2018)	—	1	—
Total infrastructure surcharge authorizations	$53	$21	$33

(a)	In 2019, $5 million was effective December 21 and $9 million was effective June 24. In 2018, the effective date was December 15. In 2017, the effective date was December 15.

(b)	In 2019, $6 million was effective October 1, $3 million was effective July 1 and $2 million was effective April 1. In 2017, the effective date was January 1.

(c)	In 2019, the effective date was July 1. In 2017, $4 million was effective December 10 and $10 million was effective June 1.
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from infrastructure surcharge authorizations that became effective after January 1, 2020:

(In millions)	Amount
Infrastructure surcharge filings by state:
Pennsylvania (effective January 1, 2020)	$10
New Jersey (effective January 1, 2020)	10
Illinois (effective January 1, 2020)	7
West Virginia (effective January 1, 2020)	3
Total infrastructure surcharge filings	$30
Pending Infrastructure Surcharge Filings
On November 15, 2019, the Company’s Tennessee subsidiary filed for an infrastructure surcharge requesting $2 million in additional annualized revenues. There is no assurance that all or any portion of this request will be granted.
Tax Matters
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Code, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018, and certain other provisions related specifically to the public utility industry, including continuation of interest expense deductibility, the exclusion from utilizing bonus depreciation and the normalization of deferred income taxes. In 2018, the Company’s 14 regulatory jurisdictions began to seek to address the impacts of the TCJA. The Company has adjusted customer rates to reflect the lower income tax rate in 11 states. In one of those 11 states, a portion of the tax savings is being used to reduce certain regulatory assets. In one additional state, the Company is using the tax savings to offset additional capital investment and to reduce a regulatory asset. Proceedings in the other two regulatory jurisdictions remain pending.

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
On March 23, 2018, the Consolidated Appropriations Act of 2018 (the “CAA”) was signed into law. The CAA corrects and clarifies some aspects of the TCJA related to bonus depreciation eligibility. Specifically, property that was either acquired, or as to which construction began prior to September 27, 2017, is eligible for bonus depreciation. The Company had a federal NOL carryover balance as of December 31, 2019 that is not expected to be fully utilized until 2020, which is when the Company expects that it will become a cash taxpayer for federal income tax purposes.
Legislative Updates
In Illinois, the Governor signed a 10-year extension of the Water Systems Viability Act, Illinois’ fair market value legislation, in 2018, which became effective in 2019. In addition to extending the act, the updated law removes the previous restriction on the size of water or wastewater systems that can be acquired and allows all municipalities to take advantage of the benefits of the program.
During 2019, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of December 31, 2019:

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

•	In West Virginia, House Bill 117 allows qualified low income customers to apply for a 20% discount on their wastewater bill.

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Years Ended December 31,
	2019	2018	2017
(Dollars in millions)
Operating revenues	$3,610	$3,440	$3,357
Operating expenses:
Operation and maintenance	1,544	1,479	1,369
Depreciation and amortization	582	545	492
General taxes	280	277	259
Loss (gain) on asset dispositions and purchases	34	(20)	(16)
Impairment charge	—	57	—
Total operating expenses, net	2,440	2,338	2,104
Operating income	1,170	1,102	1,253
Other income (expense):
Interest, net	(382)	(350)	(342)
Non-operating benefit costs, net	16	20	(9)
Loss on early extinguishment of debt	(4)	(4)	(7)
Other, net	33	19	17
Total other income (expense)	(337)	(315)	(341)
Income before income taxes	833	787	912
Provision for income taxes	212	222	486
Consolidated net income	621	565	426
Net loss attributable to noncontrolling interest	—	(2)	—
Net income attributable to common shareholders	$621	$567	$426
The main factors contributing to the $54 million increase in net income attributable to common shareholders for the year ended December 31, 2019 are described in “Segment Results of Operations” below.
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

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Years Ended December 31,
	2019	2018	2017
(Dollars in millions)
Operating revenues	$3,094	$2,984	$2,958
Operation and maintenance	1,182	1,159	1,076
Depreciation and amortization	529	500	462
General taxes	262	261	244
(Gain) on asset dispositions and purchases	(10)	(7)	(16)
Other income (expenses)	(262)	(247)	(266)
Income before income taxes	869	826	925
Provision for income taxes	215	224	367
Net income attributable to common shareholders	654	602	559
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues, with explanations for the material variances provided in the ensuing discussions:

	For the Years Ended December 31,
	2019	2018	2017
(Dollars in millions)
Water services:
Residential	$1,735	$1,663	$1,644
Commercial	639	616	601
Fire service	142	137	139
Industrial	138	136	137
Public and other	230	216	244
Total water services	2,884	2,768	2,765
Wastewater services	167	161	142
Other (a)	43	55	51
Total operating revenues	$3,094	$2,984	$2,958

(a)	Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Years Ended December 31,
	2019	2018	2017
(Gallons in millions)
Billed water services volumes:
Residential	167,470	172,827	174,420
Commercial	81,268	82,572	82,147
Industrial	37,242	38,432	39,404
Fire service, public and other	50,501	50,651	51,341
Total billed water services volumes	336,481	344,482	347,312
In 2019, operating revenues increased $110 million primarily due to a:

•	$132 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; a

•	$20 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; partially offset by a

•
$24 million decrease from lower water services demand, including $10 million primarily driven by unusually wet weather conditions experienced in the Northeast and Midwest during the second quarter of 2019 and ongoing customer usage reductions from conservation, partially offset by balancing accounts, primarily in the Company’s California subsidiary; and a

•
$17 million decrease from the impacts of the TCJA, including the Company’s Missouri subsidiary’s 2018 general rate case decision which authorized the adjustment of customer rates, effective May 28, 2018, to reflect the income tax savings resulting from the TCJA.

Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense, with explanations for material variances provided in the ensuing discussions:

	For the Years Ended December 31,
	2019	2018	2017
(Dollars in millions)
Production costs	$317	$313	$298
Employee-related costs	462	451	431
Operating supplies and services	237	227	209
Maintenance materials and supplies	74	81	70
Customer billing and accounting	55	60	51
Other	37	27	17
Total	$1,182	$1,159	$1,076
Production Costs

	For the Years Ended December 31,
	2019	2018	2017
(Dollars in millions)
Purchased water	$135	$133	$128
Fuel and power	90	91	89
Chemicals	54	52	47
Waste disposal	38	37	34
Total	$317	$313	$298
Employee-Related Costs

	For the Years Ended December 31,
	2019	2018	2017
(Dollars in millions)
Salaries and wages	$363	$349	$334
Pensions	12	19	14
Group insurance	60	57	57
Other benefits	27	26	26
Total	$462	$451	$431
In 2019, employee-related costs increased $11 million primarily due to a $17 million increase in salaries and wages and group insurance from higher headcount and related compensation expense supporting growth in the businesses, as well as the union-represented employees’ first full year participation in the Company’s cash-based annual performance plan during 2019; partially offset by a $7 million decrease in pension expense primarily due to lower service costs.

Operating Supplies and Services
In 2019, operating supplies and services increased $10 million primarily due to higher costs for technology services, including higher software licensing costs and technical support, and expenses related to various projects in the Company’s California subsidiary, as well as an increase in other operating expenses.
Maintenance Materials and Supplies
In 2019, maintenance materials and supplies decreased $7 million primarily due to higher volume of main breaks and paving costs, driven by the colder weather experienced during the first quarter of 2018.
Customer Billing and Accounting
In 2019, customer billing and accounting decreased $5 million from a decrease in customer uncollectible expense.
Other (Operation and Maintenance)
In 2019, other (operation and maintenance) increased $10 million primarily due to a $20 million benefit recorded in the second quarter of 2018, resulting from an insurance settlement related to the Freedom Industries chemical spill in West Virginia, offset in part by (i) a $4 million reduction to the liability related to the Freedom Industries chemical spill, recorded in the first quarter of 2019, and (ii) an increase in operating revenues and O&M expense during 2018 resulting from the authorization for the Company’s West Virginia subsidiary to use a portion of the income tax savings resulting from the TCJA for accelerated recovery of certain regulatory assets.
Depreciation and Amortization
In 2019, depreciation and amortization increased $29 million primarily due to additional utility plant placed in service from investments.
Other Income (Expenses)
In 2019, other income (expenses) decreased $15 million primarily due to an increase in interest expense from the issuance of incremental long-term debt in the second quarter of 2019 and the third quarter of 2018 to support growth of the business, partially offset by interest savings from early debt redemptions and tax-exempt bond refinancings during 2019.
Provision for Income Taxes
For the year ended December 31, 2019, the Company’s provision for income taxes decreased primarily due to a lower effective income tax rate.
Market-Based Businesses
Presented in the table below is information for the Market-Based Businesses, with explanations for material variances provided in the ensuing discussions:

	For the Years Ended December 31,
	2019	2018	2017
(Dollars in millions)
Operating revenues	$539	$476	$422
Operation and maintenance	393	362	337
Depreciation and amortization	37	29	18
Loss (gain) on asset dispositions and purchases	44	(13)	—
Impairment charge	—	57	—
Income before income taxes	66	41	66
Provision for income taxes	20	11	28
Net loss attributable to noncontrolling interest	—	(2)	—
Net income attributable to common shareholders	46	32	38

Operating Revenues
In 2019, operating revenues increased $63 million primarily due to a:

•	$74 million increase in HOS from contract growth and from the acquisition of Pivotal, which occurred in the second quarter of 2018; and a

•	$20 million increase in MSG from the addition of two new contracts in 2018 (Wright-Patterson Air Force Base and Fort Leonard Wood); partially offset by a

•	$18 million decrease in CSG from the sale of the majority of its O&M contracts in the third quarter of 2018; and a

•	$15 million decrease at Keystone from the exit of the construction business in the third quarter of 2018.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Market-Based Businesses’ operating and maintenance expense, with explanations for the material variances provided in the ensuing discussions:

	For the Years Ended December 31,
	2019	2018	2017
(Dollars in millions)
Production costs	$29	$32	$37
Employee-related costs	109	104	97
Operating supplies and services	128	142	121
Maintenance materials and supplies	109	69	67
Other	18	15	15
Total	$393	$362	$337
In 2019, operation and maintenance expense increased $31 million primarily due to a:

•	$40 million increase in maintenance materials and supplies primarily due to contract growth and increased claims expense in HOS; and a

•
$5 million increase in employee-related costs primarily in HOS and MSG due to growth in the business, partially offset by lower costs resulting from the sale of the majority of CSG’s O&M contracts and the exit of the construction business at Keystone, both occurring during the third quarter of 2018; partially offset by a

•
$14 million decrease in operating supplies and services primarily due to the exit of the construction business in the third quarter of 2018 at Keystone, higher advertising and marketing expense in HOS in 2018, and lower expenses due to the sale of the majority of CSG’s O&M contracts during the third quarter of 2018, as discussed above.

Depreciation and Amortization
In 2019, depreciation and amortization increased $8 million primarily due to the acquisition of Pivotal in the second quarter of 2018.
Loss (Gain) on Asset Dispositions and Purchases
During the fourth quarter of 2019, the Company recognized a pre-tax loss on sale of $44 million, or $35 million after-tax, relating to the sale of its Keystone operations. See Note 4—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information. Additionally, during the third quarter of 2018, the Company recognized a pre-tax gain of $14 million on the sale of the majority of CSG’s O&M contracts.
Impairment Charge
During the third quarter of 2018, a goodwill and intangible asset impairment charge of $57 million was recorded for Keystone, the result of operational and financial challenges encountered in the construction business, and the Company’s determination to narrow the scope of the Keystone operations to focus on its core operations of providing water transfer services. See Note 8—Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for additional information.

Provision for Income Taxes
In 2019, provision for income taxes increased $9 million primarily due to an increase in pre-tax income.
Liquidity and Capital Resources
The Company regularly evaluates and monitors its cash requirements for capital investments, acquisitions, operations, commitments, debt maturities, interest and dividends. The Company’s business is capital intensive, with a majority of this capital funded by cash flows from operations. When necessary, the Company also obtains funds from external sources, primarily in the debt markets and through short-term commercial paper borrowings. The Company may also access the equity capital markets to support its capital funding requirements, as needed. The Company’s access to external financing on reasonable terms depends on its credit ratings and current business conditions, including that of the utility and water utility industry in general, as well as conditions in the debt or equity capital markets, and the national and international economic and geopolitical arenas. Disruptions in the credit markets may discourage lenders from extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit the Company’s ability to issue debt and equity securities in the capital markets.
If these business, market, financial and other conditions deteriorate to the extent that the Company is no longer able to access the capital markets on reasonable terms, AWCC has access to an unsecured revolving credit facility that expires in March 2024 with aggregate bank commitments of $2.25 billion. The facility is used principally to fulfill its short-term liquidity needs by supporting AWCC’s $2.10 billion commercial paper program and to provide a sublimit of up to $150 million for letters of credit. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment under the facility by up to $500 million.
In order to meet short-term liquidity needs, AWCC issues commercial paper that is supported by its revolving credit facility. As of December 31, 2019, AWCC had no outstanding borrowings and $76 million of outstanding letters of credit under its revolving credit facility, with $2.25 billion available to fulfill its short-term liquidity needs, to issue letters of credit, and to provide support for $786 million in outstanding commercial paper. The Company believes that its ability to access the debt and equity capital markets, the revolving credit facility and cash flows from operations will generate sufficient cash to fund the Company’s short-term requirements. The Company believes it has sufficient liquidity and the ability to manage its expenditures, should there be a disruption of the capital and credit markets. However, there can no assurance that the lenders will be able to meet existing commitments to AWCC under the revolving credit facility, or that AWCC will be able to access the commercial paper or loan markets in the future on acceptable terms or at all. See “Credit Facilities and Short-Term Debt” below for additional information.
In addition, the Regulated Businesses receive advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are refundable for limited periods, which vary according to state regulations, as new customers begin to receive service or other contractual obligations are fulfilled. Amounts which are no longer refundable are reclassified to contributions in aid of construction.
The Company uses its capital resources, including cash, primarily to (i) fund operating and capital requirements, (ii) pay interest and meet debt maturities, (iii) pay dividends, (iv) fund acquisitions, (v) fund pension and postretirement benefit obligations, and (vi) the Company estimates, during 2020, to begin to pay federal income taxes. The Company invests a significant amount of cash on regulated capital projects where it expects to earn a long-term return on investment. Additionally, the Company operates in rate regulated environments in which the amount of new investment recovery may be limited, and where such recovery generally takes place over an extended period of time, and certain capital recovery is also subject to regulatory lag. See Item 1—Business—Regulated Businesses—Regulation and Rate Making for additional information. The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the next five years through a combination of long-term debt and equity. If necessary, the Company may delay certain capital investments or other funding requirements, or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
With the enactment of the TCJA and the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the Company anticipates a decrease in future revenue authorizations associated with the Regulated Businesses, initially leading to lower cash flows. The Company expects this cash flow impact to decline over time, as the Regulated Businesses’ rate base grows, the result of lower deferred income tax liabilities, which offset rate base. The lower deferred income tax liabilities are mainly due to (i) a lower U.S. federal corporate income tax rate, (ii) the normalization (refunding to customers) of the re-measured deferred income tax liabilities over the remaining life of the associated assets, and (iii) the loss of future bonus depreciation deductions on capital projects that began after September 27, 2017.

One component of WIFIA is a federal credit program administered by the EPA for eligible water and wastewater infrastructure projects. The WIFIA program accelerates investment in the U.S.’s water infrastructure by providing long-term, low-cost supplemental loans for regionally and nationally significant projects. The Company is currently pursuing WIFIA financing of approximately $80 million for a project in the Company’s Missouri subsidiary.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. The Company’s future cash flows provided by operating activities will be affected by, among other things: economic utility regulation inflation; compliance with environmental, health and safety standards; production costs; maintenance costs; customer growth; declining customer usage of water; employee-related costs, including pension funding; weather and seasonality; taxes; and overall economic conditions.
The enactment of the TCJA is accretive to the Company’s consolidated earnings over time through (i) growth in rate base for the same level of expected capital expenditures due to the impact of the lower U.S. federal corporate income tax rate and the re-measurement of its deferred income tax assets and liabilities, (ii) increased earnings in the Market-Based Businesses due to the lower U.S. federal corporate income tax rate, all partially offset by (iii) the lower tax shield on interest expense at parent company, as well as increased debt levels from lower cash flows from operations as the Company passes the lower tax rate benefits to its regulated customers. The Company believes that it will likely begin paying federal income taxes during 2020, when the Company expects its federal NOL carryforwards balance will be fully used, although this timing could be impacted by any significant changes in its future results of operations and the outcome of regulatory proceedings regarding the TCJA.
Cash flows provided by operating activities have been a reliable, steady source of funding, sufficient to meet operating requirements and fund the majority of the Company’s capital investments. The Company expects to seek access to debt and equity capital markets to meet the balance of its capital investment, if any, and fund its dividend payments, as needed. Operating cash flows can be negatively affected by changes in the Company’s rate regulated environments, changes in the Market-Based Businesses, changes in the economy, interest rates, the timing of tax payments, and the Company’s customers’ ability to pay for service in a timely manner, among other items. The Company can provide no assurance that its customers’ historical payment pattern will continue in the future. The Company’s current liabilities may exceed current assets mainly from debt maturities due within one year and the periodic use of short-term debt as a funding source, primarily to meet scheduled maturities of long-term debt, fund acquisitions and construction projects, as well as cash needs which can fluctuate significantly due to the seasonality of the business. The Company addresses cash timing differences through the aforementioned liquidity funding mechanisms.
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Net income	$621	$565	$426
Add (less):
Depreciation and amortization	582	545	492
Deferred income taxes and amortization of investment tax credits	208	195	462
Non-cash impairment charge	—	57	—
Other non-cash activities (a)	38	56	16
Changes in working capital (b)	(1)	30	123
Settlement of cash flow hedges	(30)	—	—
Pension and postretirement healthcare contributions	(31)	(22)	(48)
Impact of Freedom Industries settlement activities	(4)	(40)	(22)
Net cash flows provided by operating activities	$1,383	$1,386	$1,449

(a)
Includes provision for losses on accounts receivable, loss (gain) on asset dispositions and purchases, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.

(b)
Changes in working capital include changes to receivables and unbilled revenues, accounts payable and accrued liabilities, and other current assets and liabilities, net, less the settlement of cash flow hedges.

In 2019, cash flows provided by operating activities decreased $3 million, primarily due to the settlement of cash flow hedges and increased interest costs in connection with the Company’s $1.10 billion debt offering that closed on May 13, 2019 and an increase in pension contributions. Partially offsetting these decreases was an increase in net income. The main factors contributing to the increase in net income are described in “Consolidated Results of Operations” and “Segment Results of Operations” above.
The Company expects to make pension contributions to the plan trusts of $38 million in 2020. In addition, the Company estimates that contributions will amount to $33 million, $34 million, $34 million and $32 million in 2021, 2022, 2023 and 2024, respectively. Actual amounts contributed could change materially from these estimates as a result of changes in assumptions and actual investment returns, among other factors.
Cash Flows Used in Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Capital expenditures	$(1,654)	$(1,586)	$(1,434)
Acquisitions, net of cash acquired	(235)	(398)	(177)
Proceeds from sale of assets	48	35	15
Removal costs from property, plant and equipment retirements, net	(104)	(87)	(76)
Net cash flows used in investing activities	$(1,945)	$(2,036)	$(1,672)

In 2019, cash flows used in investing activities decreased $91 million primarily due to the acquisition of Pivotal for $365 million on June 4, 2018, partially offset by an increase in capital expenditures, principally from incremental investments associated with the replacement and renewal of the Company’s transmission and distribution infrastructure in the Regulated Businesses, as discussed below. The Company also had an increase of proceeds from sale of assets due to the sale of Keystone for $31 million, in the fourth quarter of 2019.
The Company’s infrastructure investment plan consists of both infrastructure renewal programs, where the Company replaces infrastructure, as needed, and major capital investment projects, where the Company constructs new water and wastewater treatment and delivery facilities to meet new customer growth and water quality regulations. The Company’s projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Presented in the table below is a summary of the Company’s historical capital expenditures related to the upgrading of its infrastructure and systems:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Transmission and distribution	$661	$572	$551
Treatment and pumping	190	231	171
Services, meter and fire hydrants	346	303	281
General structure and equipment	234	371	281
Sources of supply	83	26	54
Wastewater	140	83	96
Total capital expenditures	$1,654	$1,586	$1,434
In 2019, the Company’s capital expenditures increased $68 million primarily due to investment in transmission and distribution infrastructure.
The Company also grows its business primarily through acquisitions of water and wastewater systems, as well as other water-related services. These acquisitions are complementary to the Company’s existing business and support continued geographical diversification and growth of its operations. Generally, acquisitions are funded initially with short-term debt, and later refinanced with the proceeds from long-term debt, once reflected in rate base.

The following is a summary of the acquisitions and dispositions affecting the Company’s cash flows from investing activities during 2019:

•	Paid $235 million for 21 water and wastewater systems, representing in the aggregate approximately 53,100 customers.

•	Received $48 million for the sale of assets, including $31 million from the sale of the Keystone operations.
As previously noted, the Company expects to invest between $8.8 billion to $9.4 billion from 2020 to 2024, with $8.2 billion of this range for infrastructure improvements in the Regulated Businesses, and between $20 billion to $22 billion from 2020 to 2029. In 2020, the Company expects to invest between a range of $1.7 billion to $1.9 billion in 2020, with $1.6 billion for infrastructure improvements in the Regulated Businesses. Also in 2020, the Company expects to invest between $100 million to $300 million for acquisitions in the Regulated Businesses.
Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by financing activities:

	For the Years Ended December 31,
	2019	2018	2017
(In millions)
Proceeds from long-term debt	$1,530	$1,358	$1,395
Repayments of long-term debt	(495)	(526)	(896)
Net short-term borrowings	(178)	60	55
Proceeds from issuance of common stock	—	183	—
Dividends paid	(353)	(319)	(289)
Anti-dilutive stock repurchases	(36)	(45)	(54)
Other financing activities, net (a)	26	15	(4)
Net cash flows provided by financing activities	$494	$726	$207

(a)
Includes proceeds from issuances of common stock under various employee stock plans and the dividend reinvestment plan, net of taxes paid, advances and contributions for construction, net of refunds, and debt issuance costs and make-whole premiums on early debt redemption.

In 2019, cash flows provided by financing activities decreased $232 million, primarily due to the issuance of common stock in 2018, the proceeds of which were used to finance a portion of the 2018 acquisition of Pivotal, as well as an increase in cash used for dividend payments in 2019. AWCC issued $1.10 billion of long-term debt as part of its May 13, 2019 debt offering, of which $51 million of the net proceeds was used to repay long-term debt obligations at maturity. Net proceeds from the debt offering were also used to repay pre-existing short-term borrowings, which resulted in a net cash outflow for 2019 of $178 million.
The Company’s financing activities, primarily focused on funding regulated infrastructure expenditures, regulated and market-based acquisitions and payment of dividends. These activities included the issuance of long-term and short-term debt, primarily through AWCC and in 2018, included an equity issuance for approximately 50% of the Pivotal acquisition. In addition, new infrastructure may be funded with customer advances and contributions in aid of construction, net of refunds, which amounted to $26 million, $21 million and $28 million for the years ended December 31, 2019, 2018 and 2017, respectively. Based on the needs of the Regulated Businesses and the Company, AWCC may borrow funds or issue its debt in the capital markets and then, through intercompany loans, provide those borrowings to the Regulated Businesses and parent company. The Regulated Businesses and parent company are obligated to pay their portion of the respective principal and interest to AWCC, in the amount necessary to enable AWCC to meet its debt service obligations. Parent company’s borrowings are not a source of capital for the Regulated Businesses, therefore, parent company is not able to recover the interest charges on its debt through regulated water and wastewater rates. As of December 31, 2019, AWCC has made long-term fixed rate loans and commercial paper loans to the Regulated Businesses amounting to $4.8 billion and $675 million, respectively. Additionally, as of December 31, 2019, AWCC has made long-term fixed rate loans and commercial paper loans to parent company amounting $2.4 billion and $111 million, respectively. As of December 31, 2019, parent company has made long-term fixed rate loans to the Market-Based Businesses amounting to $183 million related to the acquisition of Pivotal on June 4, 2018.

On May 13, 2019, AWCC completed a $1.10 billion senior unsecured debt offering which included the sale of $550 million aggregate principal amount of its 3.45% Senior Notes due 2029 and $550 million aggregate principal amount of its 4.15% Senior Notes due 2049. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1.09 billion. AWCC used the net proceeds to: (i) lend funds to parent company and its regulated subsidiaries; (ii) repay $25 million principal amount of AWCC’s 7.21% Series I Senior Notes at maturity on May 19, 2019; (iii) repay $26 million aggregate principal amount of subsidiary debt at maturity during the second quarter of 2019; and (iv) repay AWCC’s commercial paper obligations, and for general corporate purposes.
On May 6, 2019, the Company terminated five forward starting swap agreements with an aggregate notional amount of $510 million, realizing a net loss of $30 million, to be amortized through interest, net over 10 and 30 year periods, in accordance with the terms of the new debt issued on May 13, 2019. No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2019 and 2018.
During 2019, AWCC and certain of the Company’s subsidiaries also issued tax-exempt bonds at various dates with a total principal amount of $417 million and a weighted average interest rate of 2.5%. The bonds are scheduled to mature in 2039 and contain optional or mandatory redemption dates in 2029. The proceeds from these bonds were used to repay $417 million of tax-exempt bonds with a weighted average interest rate of 5.8% and original maturities in 2039.
One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as swaps. The Company reduces exposure to interest rates by managing commercial paper and debt maturities. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company minimizes the counterparty credit risk on these transactions by only dealing with leading, credit-worthy financial institutions, having long-term credit ratings of “A” or better.
In May 2018, parent company and AWCC filed with the SEC a universal shelf registration statement that enables the Company to meet its capital needs through the offer and sale to the public from time to time of an unlimited amount of various types of securities, including American Water common stock, preferred stock, and other equity and hybrid securities, and AWCC debt securities, all subject to market conditions and demand, general economic conditions, and as applicable, rating status. The shelf registration statement will expire in May 2021. During 2019, 2018 and 2017, $1.10 billion, $1.33 billion, and $1.35 billion, respectively, of debt securities were issued pursuant to this and the Company’s predecessor registration statement. Additionally, during 2018 under this registration statement, the Company issued 2.32 million shares of its common stock for aggregate net proceeds of $183 million.
Presented in the table below are the issuances of long-term debt in 2019:

Company	Type	Rate	Maturity	Amount (in millions)
AWCC (a)	Senior notes—fixed rate	3.45%-4.15%	2029-2049	$1,100
AWCC (a) (b)	Private activity bonds and government funded debt—fixed rate	2.45%	2039	100
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2021-2048	330
Total issuances				$1,530

(a)
This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a guarantee by parent company of AWCC’s payment obligations under such indebtedness.

(b)	This indebtedness has a mandatory redemption provision callable in 2029.

Presented in the table below are the retirements and redemptions of long-term debt in 2019 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Maturity	Amount (in millions)
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-6.25%	2021-2031	$101
AWCC	Senior notes—fixed rate	7.21%	2019	25
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-6.20%	2019-2048	333
Other American Water subsidiaries	Mortgage bonds—fixed rate	5.48%-9.13%	2019-2021	28
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%-9.18%	2031-2036	2
Other American Water subsidiaries	Term loan	5.76%-5.81%	2021	6
Total retirements and redemptions				$495
From time to time and as market conditions warrant, the Company may engage in long-term debt retirements through tender offers, open market repurchases or other viable alternatives.
In February 2015, the Board of Directors authorized an anti-dilutive stock repurchase program to mitigate the dilutive effect of shares issued through the Company’s dividend reinvestment, employee stock purchase and executive compensation activities. The program allows the Company to purchase up to 10 million shares of its outstanding common stock from time to time over an unrestricted period of time in the open market or through privately negotiated transactions. The program is conducted in accordance with Rule 10b-18 of the Exchange Act, and, to facilitate these repurchases, the Company enters into Rule 10b5-1 stock repurchase plans with a third-party broker, which allow the Company to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Subject to applicable regulations, the Company may, at its discretion, elect to enter into repurchase transactions or to amend or cancel the program or the stock repurchase parameters, all to manage dilution from the issuance of shares as described above. As of December 31, 2019, the Company has repurchased an aggregate of 4,860,000 shares of common stock under this program.
Credit Facilities and Short-Term Debt
AWCC has an unsecured revolving credit facility of $2.25 billion that expires in March 2024. In April 2019, AWCC and its lenders agreed to extend the termination date of the credit agreement with respect to AWCC’s revolving credit facility pursuant to its terms from March 2023 to March 2024. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million, and to request extensions of its expiration date for up to two, one-year periods, as to which one such extension request remains.
Interest rates on advances under the facility are based on a credit spread to the LIBOR rate (or applicable market replacement rate) or base rate in accordance with Moody Investors Service’s and Standard & Poor’s Financial Services’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt. The facility is used principally to support AWCC’s commercial paper program and to provide up to $150 million in letters of credit. Indebtedness under the facility is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a guarantee by parent company of AWCC’s payment obligations under the credit facility.
In March 2018, AWCC increased the maximum aggregate outstanding amount under its commercial paper program from $1.60 billion to $2.10 billion.
Presented in the table below is the aggregate credit facility commitments, letter of credit sublimit under the revolving credit facility and commercial paper limit, as well as the available capacity for each as of December 31, 2019 and 2018:

(In millions)	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
December 31, 2019	$2,250	$2,174	$150	$74	$2,100	$1,314
December 31, 2018	2,262	2,177	150	69	2,100	1,146

The weighted average interest rate on AWCC short-term borrowings for the years ended December 31, 2019 and 2018 was approximately 2.54% and 2.28%, respectively.
Capital Structure
Presented in the table below is the percentage of the Company’s capitalization represented by the components of its capital structure as of December 31:

	2019	2018	2017
Total common shareholders’ equity	39.2%	40.4%	41.0%
Long-term debt and redeemable preferred stock at redemption value	55.6%	52.4%	49.6%
Short-term debt and current portion of long-term debt	5.2%	7.2%	9.4%
Total	100%	100%	100%
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On December 31, 2019, the Company’s ratio was 0.61 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of February 18, 2020 as issued by the following rating agencies:

Securities	Moody’s Investors Service	Standard & Poor’s Ratings Service
Rating Outlook	Stable	Stable
Senior unsecured debt	Baa1	A
Commercial paper	P-2	A-1
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

As part of its normal course of business, the Company routinely enters into contracts for the purchase and sale of water, energy, chemicals and other services. These contracts either contain express provisions or otherwise permit the Company and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if the Company is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include a demand that the Company must provide collateral to secure its obligations. The Company does not expect to post any collateral which will have a material adverse impact on the Company’s results of operations, financial position or cash flows.
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
Dividends and Regulatory Restrictions
For discussion of the Company’s dividends, dividend restrictions and dividend policy, see Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information.
Insurance Coverage
The Company carries various property, casualty, cyber and financial insurance policies with limits, deductibles and exclusions that it believes are consistent with industry standards. However, insurance coverage may not be adequate or available to cover unanticipated losses or claims. Additionally, annual policy renewals can be impacted by claims experience which in turn can impact coverage terms and conditions on a going-forward basis. The Company is self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on the Company’s short-term and long-term financial condition and its results of operations and cash flows.
Contractual Obligations and Commitments
The Company enters into contractual obligations with third parties in the ordinary course of business. Presented in the table below is information related to its contractual obligations as of December 31, 2019:

(In millions)	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Long-term debt obligations (a)	$8,692	$28	$324	$632	$7,708
Interest on long-term debt (b)	6,064	375	726	685	4,278
Operating lease obligations (c)	152	14	24	14	100
Purchase water obligations (d)	912	65	130	112	605
Other purchase obligations (e)	915	915	—	—	—
Pension plan obligations (f)	171	38	67	66	—
Other obligations (g)	1,055	465	245	69	276
Total	$17,961	$1,900	$1,516	$1,578	$12,967

NOTE
The above table reflects only financial obligations and commitments. Therefore, performance obligations associated with the Company’s Market-Based Businesses are not included in the above amounts. Also, uncertain tax positions of $110 million are not reflected in this table as the Company cannot predict when open tax years will close with completed examinations. See Note 14—Income Taxes in the Notes to Consolidated Financial Statements.

(a)	Represents sinking fund obligations, debt maturities, finance lease obligations and preferred stocks with mandatory redemption requirements.

(b)
Represents expected interest payments on outstanding long-term debt and interest on preferred stock with mandatory redemption requirements. Amounts reported may differ from actual due to future financing of debt.

(c)
Represents future minimum payments under non-cancelable operating leases, primarily for the lease of motor vehicles, buildings, land and other equipment including water facilities and systems constructed by partners under public-private partnerships. For discussion of the Company’s public-private partnerships, see Note 19—Leases in the Notes to Consolidated Financial Statements.

(d)	Represents future payments under water purchase agreements for minimum quantities of water.

(e)	Represents the open purchase orders as of December 31, 2019 for goods and services purchased in the ordinary course of business.

(f)	Represents contributions expected to be made to the Company’s pension plans for the years 2020 through 2024.

(g)
Includes an estimate of advances for construction to be refunded, capital expenditures estimated to be required under legal and binding contractual obligations, contracts entered into for energy purchases, a liability associated with a conservation agreement, and service agreements.

Performance Obligations
The Company has entered into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. These obligations are not included in the table above. For discussion of the Company’s performance obligations see Note 3—Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates, assumptions and judgments that could affect the Company’s financial condition, results of operations and cash flows. Actual results could differ from these estimates, assumptions and judgments. Management believes that the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods. Accordingly, changes in the estimates, assumptions and judgments applied to these accounting policies could have a significant impact on the Company’s financial condition, results of operations and cash flows, as reflected in the Company’s Consolidated Financial Statements. Management has reviewed the critical accounting polices described below with the Company’s Audit, Finance and Risk Committee, including the estimates, assumptions and judgments used in their application. Additional discussion regarding these critical accounting policies and their application can be found in Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements.
Regulation and Regulatory Accounting
The Company’s regulated utilities are subject to regulation by PUCs and, as such, the Company follows the authoritative accounting principles required for rate regulated utilities, which requires the Company to reflect the effects of rate regulation in its Consolidated Financial Statements. Use of this authoritative guidance is applicable to utility operations that meet the following criteria: (i) third-party regulation of rates; (ii) cost-based rates; and (iii) a reasonable assumption that rates will be set to recover the estimated costs of providing service, plus a return on net investment, or rate base. As of December 31, 2019, the Company concluded that the operations of its utilities met the criteria.
Application of this authoritative guidance has a further effect on the Company’s financial statements as it pertains to allowable costs used in the ratemaking process. The Company makes significant assumptions and estimates to quantify amounts recorded as regulatory assets and liabilities. Such judgments include, but are not limited to, assets and liabilities related to regulated acquisitions, pension and postretirement benefits, depreciation rates and taxes. Due to timing and other differences in the collection of revenues, these authoritative accounting principles allow a cost that would otherwise be charged as an expense by a non-regulated entity, to be deferred as a regulatory asset if it is probable that such cost is recoverable through future rates. Conversely, the principles require the creation of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future, or amounts collected in excess of costs incurred and are refundable to customers.
For each regulatory jurisdiction where the Company conducts business, the Company assesses, at the end of each reporting period, whether the regulatory assets continue to meet the criteria for probable future recovery and regulatory liabilities continue to meet the criteria for probable future settlement. This assessment includes consideration of factors such as changes in regulatory environments, recent rate orders (including recent rate orders on recovery of a specific or similar incurred cost to other regulated entities in the same jurisdiction) and the status of any pending or potential legislation. If subsequent events indicate that the regulatory assets or liabilities no longer meet the criteria for probable future recovery or probable future settlement, the Company’s Consolidated Statements of Operations and financial position could be materially affected. In addition, if the Company concludes in a future period that a separable portion of the business no longer meets the criteria, the Company is required to eliminate the financial statement effects of regulation for that part of the business, which would include the elimination of any or all regulatory assets and liabilities that had been recorded in the Consolidated Financial Statements. Failure to meet the criteria of this authoritative guidance could materially impact the Company’s Consolidated Financial Statements.
On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Code, including a reduction in the maximum U.S. federal corporate income tax rate from 35% to 21% as of January 1, 2018. The TCJA created significant excess deferred income taxes that the Company and its regulatory jurisdictions believe should be refunded to customers. As such, the Company recorded these amounts as regulatory liabilities.
As of December 31, 2019 and 2018, the Company’s regulatory asset balance was $1.1 billion and $1.2 billion, respectively, and its regulatory liability balance was $1.8 billion and $1.9 billion, respectively. See Note 7—Regulatory Assets and Liabilities in the Notes to Consolidated Financial Statements for further information regarding the Company’s significant regulatory assets and liabilities.

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
Increases or decreases in the volumes delivered to customers and rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. In addition, changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the unbilled revenue calculation. Unbilled revenue for the Company’s regulated utilities as of December 31, 2019 and 2018 was $142 million and $144 million, respectively.
The Company also recognizes revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
Revenue from the Company’s Homeowner Services Group is generated through various protection programs in which the Company provides fixed fee services to domestic homeowners and smaller commercial customers for interior and external water and sewer lines, interior electric and gas lines, heating and cooling systems, water heaters, power surge protection and other related services. Most of the contracts have a one-year term and each service is a separate performance obligation, satisfied over time, as the customers simultaneously receive and consume the benefits provided from the service. Customers are obligated to pay for the protection programs ratably over 12 months or via a one-time, annual fee, with revenues recognized ratably over time for these services. Advances from customers are deferred until the performance obligation is satisfied.
The Company also has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on various military installations and facilities owned by municipal and industrial customers, and prior to the sale of Keystone, the Company had shorter-term contracts that provided customized water transfer services for shale natural gas companies and customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues, and are recognized in the period in which revisions are determined. Unbilled revenue for the Market-Based Businesses as of December 31, 2019 and 2018 was $30 million and $42 million, respectively.
Accounting for Income Taxes
Significant management judgment is required in determining the provision for income taxes, primarily due to the uncertainty related to tax positions taken, as well as deferred tax assets and liabilities, valuation allowances and the utilization of NOL carryforwards.
In accordance with applicable authoritative guidance, the Company accounts for uncertain income tax positions using a benefit recognition model with a two-step approach, including a more-likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more-likely-than-not that the benefit of the tax position will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefit to be recorded in the Consolidated Financial Statements.
The Company evaluates the probability of realizing deferred tax assets quarterly by reviewing a forecast of future taxable income and its intent and ability to implement tax planning strategies, if necessary, to realize deferred tax assets. The Company also assesses its ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. The Company records valuation allowances for deferred tax assets when it concludes that it is more-likely-than-not such benefit will not be realized in future periods.

Under GAAP, specifically Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment of the TCJA, the Company’s deferred taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, the change in deferred taxes are recorded as either an offset to a regulatory asset or liability and may be subject to refund to customers. For the Company’s unregulated operations, the change in deferred taxes are recorded as a non-cash re-measurement adjustment to earnings.
Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations, failure to successfully implement tax planning strategies and recovery of taxes through the regulatory process for the Regulated Businesses, as well as results of audits and examinations of filed tax returns by taxing authorities. The resulting tax balances as of December 31, 2019 and 2018 are appropriately accounted for in accordance with the applicable authoritative guidance; however, the ultimate outcome of tax matters could result in favorable or unfavorable adjustments to the Consolidated Financial Statements and such adjustments could be material. See Note 14—Income Taxes in the Notes to Consolidated Financial Statements for additional information regarding income taxes.
Accounting for Pension and Postretirement Benefits
The Company maintains noncontributory defined benefit pension plans covering eligible employees of its regulated utility and shared service operations. See Note 15—Employee Benefits in the Notes to Consolidated Financial Statements for additional information regarding the description of and accounting for the defined benefit pension plans and postretirement benefit plans.
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

•
Expected Return on Plan Assets (“EROA”)—Management projects the future return on plan assets considering prior performance, but primarily based upon the plans’ mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs the Company records currently.

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

The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. The Company uses an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 3.44%, 4.38% and 3.75% at December 31, 2019, 2018 and 2017, respectively. The discount rate for determining other postretirement benefit obligations was 3.36%, 4.32% and 3.73% at December 31, 2019, 2018 and 2017, respectively.
In selecting an EROA, the Company considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term EROA assumption used in calculating pension cost was 6.20% for 2019, 5.95% for 2018, and 6.49% for 2017. The weighted average EROA assumption used in calculating other postretirement benefit costs was 3.56% for 2019, 4.77% for 2018 and 5.09% for 2017.

Presented in the table below are the allocations of the pension plan assets by asset category:

	2020 Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category		2019	2018
Equity securities	43%	45%	42%
Fixed income	50%	48%	52%
Real Estate	5%	7%	5%
Real estate investment trusts (“REITs”)	2%	—%	1%
Total	100%	100%	100%
Postretirement Medical Bargaining Plan Changes
On July 31, 2018, a new, five-year national benefits agreement was ratified, covering approximately 3,200 of the Company’s union-represented employees. Most of the benefits under this new agreement became effective on January 1, 2019, and include, among other things, union-represented employees’ participation in the Company’s cash-based annual performance plan, additional medical plan options and changes to certain retiree medical benefits, which required the Company to remeasure its other postretirement benefit plan obligation during the third quarter of 2018.
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
Given the change in funded status in 2018, the Investment Committee commissioned an asset-liability study for the Postretirement Medical Bargaining Plan. This study concluded that it was prudent to decrease the investment risk in the plan due to its current funded status. The study also recommended reducing its exposure to changes in interest rates by matching the assets of the plan to the projected cash flows for future benefit payments of the liability. The Investment Committee approved the recommendations. Plan assets in excess of those securities designed to match the long-term liabilities are invested in shorter duration fixed income securities and equities.
Presented in the table below are the allocations of the other postretirement benefit plan assets by asset category:

	2020 Target Allocation (a)	Percentage of Plan Assets as of December 31,
Asset Category		2019	2018
Equity securities	17%	17%	17%
Fixed income	83%	83%	83%
Total	100%	100%	100%

(a)
Includes the American Water Postretirement Medical Benefits Bargaining Plan, the New York Water Service Corporation Postretirement Medical Benefits Bargaining Plan, the American Water Postretirement Medical Benefits Non-Bargaining Plan, and the American Water Life Insurance Trust.

The investments of the pension and postretirement welfare plan trusts include debt and equity securities held either directly or through mutual funds, commingled funds and limited partnerships. The trustee for the Company’s defined benefit pension and postretirement welfare plans uses an independent valuation firm to calculate the fair value of plan assets.
In selecting a rate of compensation increase, the Company considers past experience in light of movements in inflation rates. The Company’s rate of compensation increase was 2.97% for 2019, 3.00% for 2018 and 3.02% for 2017.

In selecting health care cost trend rates, the Company considers past performance and forecasts of increases in health care costs. As of January 1, 2018, the Company’s health care cost trend rate assumption used to calculate the periodic cost was 6.75% in 2019 gradually declining to 5.00% in 2026 and thereafter. As of December 31, 2019, the Company is projecting that medical inflation will be 6.50% in 2020 gradually declining to 5.00% in 2026 and thereafter.
The Company will use a discount rate and EROA of 3.44% and 6.50%, respectively, for estimating its 2020 pension costs. Additionally, the Company will use a discount rate and expected blended return based on weighted assets of 3.36% and 3.68%, respectively, for estimating its 2020 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase the Company’s pension expense. The Company’s 2019 and 2018 pension and postretirement benefit costs were $17 million and $21 million, respectively. The Company expects to make pension and postretirement benefit contributions to the plan trusts of $38 million in 2020, and $33 million, $34 million, $34 million and $32 million in 2021, 2022, 2023 and 2024, respectively. Actual amounts contributed could change significantly from these estimates. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards.
Accounting for Contingencies
The Company records loss contingencies when management determines that the outcome of future events is probable of occurring and when the amount of the loss or a range of losses can be reasonably estimated. The determination of a loss contingency is based on management’s judgment and estimates about the likely outcome of the matter, which may include an analysis of different scenarios. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is reasonably possible, management considers many factors, which include, but are not limited to: the nature of the litigation, claim or assessment, review of applicable law, opinions or views of legal counsel and other advisors, and the experience gained from similar cases or situations. The Company provides disclosures for material contingencies when management deems there is a reasonable possibility that a loss or an additional loss may be incurred. The Company provides estimates of reasonably possible losses when such estimates may be reasonably determined, either as a single amount or within a reasonable range.
Actual amounts realized upon settlement or other resolution of loss contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the Consolidated Financial Statements. See Note 16—Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information regarding contingencies.
New Accounting Standards
See Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of recent accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices and interest rates. The Company is exposed to risks from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. The Company manages its interest rate exposure by limiting its variable rate exposure and by monitoring the effects of market changes in interest rates. The Company also has the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, forward starting swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2019, a hypothetical increase of interest rates by 1% associated with the Company’s short-term borrowings would result in a $7 million increase in short-term interest expense.
The Company’s risks associated with price increases for chemicals, electricity and other commodities are reduced through contractual arrangements and the expected ability to recover price increases through rates, in the next general rate case proceeding or other regulatory mechanism, as authorized by each regulatory jurisdiction. Non-performance by these commodity suppliers could have a material adverse impact on the Company’s results of operations, financial position and cash flows.
The market price of the Company’s common stock may experience fluctuations, which may be unrelated to its operating performance. In particular, the Company’s stock price may be affected by general market movements as well as developments specifically related to the water and wastewater industry. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts and governmental or regulatory actions. This volatility may make it difficult for the Company to access the capital markets in the future through additional offerings of its common stock or other equity securities, regardless of its financial performance, and such difficulty may preclude the Company from being able to take advantage of certain business opportunities or meet business obligations.

The Company is exposed to credit risk through its water, wastewater and other water-related services provided by the Regulated Businesses and Market-Based Businesses. The Company’s Regulated Businesses serve residential, commercial, industrial and other customers, while the Market-Based Businesses engage in business activities with developers, government entities and other customers. The Company’s primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the non-payment of customer accounts receivable balances. The Company’s credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures such as letters of credit or prepayment arrangements. The Company’s credit portfolio is diversified with no significant customer or industry concentrations. In addition, the Regulated Businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.
The Company’s retirement trust assets are exposed to the market prices of debt and equity securities. Changes to the retirement trust asset values can impact the Company’s pension and other benefits expense, funded status and future minimum funding requirements. Changes in interest rates can impact retirement liabilities. The Company aims to reduce risk through asset diversification and by investing in long duration fixed-income securities that have a duration similar to that of its pension liabilities, seeking to hedge some of the interest rate sensitivity of its liabilities. That way, if interest rates fall and liabilities increase, the Company expects that the fixed-income assets in its retirement trust will also increase in value. The Company also expects its risk to be reduced through its ability to recover pension and other benefit costs through rates.
The Company is also exposed to a potential national economic recession or deterioration in local economic conditions in the markets in which it operates. The credit quality of the Company’s customer accounts receivable is dependent on the economy and the ability of its customers to manage through unfavorable economic cycles and other market changes. In addition, there can be no assurances that regulators will grant sufficient rate authorizations. Therefore, the Company’s ability to fully recover operating expense, recover its investment and provide an appropriate return on invested capital made in the Regulated Businesses may be adversely impacted.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
American Water Works Company, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Water Works Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of Rate Regulation
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated regulatory assets and liabilities balances were $1,128 million and $1,806 million, respectively, as of December 31, 2019. The Company’s regulated utilities are subject to regulation by multiple state utility commissions and the Company follows authoritative accounting principles required for rate regulated utilities, which requires the effects of rate regulation to be reflected in the Company’s consolidated financial statements. As disclosed by management, for each regulatory jurisdiction where the Company conducts business, management assesses, at the end of each reporting period, whether the regulatory assets continue to meet the criteria for probable future recovery and regulatory liabilities continue to meet the criteria for probable future settlement. This assessment includes consideration of factors such as changes in regulatory environments, recent rate orders, including recent rate orders on recovery of a specific or similar incurred cost to other regulated entities in the same jurisdictions, and the status of any pending or potential legislation.
The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter are there was significant judgment by management related to the accounting for regulatory assets and liabilities, including assessing whether the regulatory assets continue to meet the criteria for probable future recovery and regulatory liabilities continue to meet the criteria for probable future settlement as a result of changes in regulatory environments, recent rate orders, including recent rate orders on recovery of a specific or similar incurred cost to other regulated entities in the same jurisdictions, and the status of any pending or potential legislation. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence obtained relating to management’s judgments.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s regulatory accounting process, including controls over management’s assessment and consideration of factors related to the probability of future recovery or settlement. These procedures also included, among others, evaluating the reasonableness of management’s judgments regarding the probability of recovery and settlement based on the Company’s correspondence with regulators, status of regulatory proceedings, past practices, recent rate orders on specific or similar incurred cost to other regulated entities in the same jurisdictions, and other relevant information; evaluating the related accounting and disclosure implications; and evaluating regulatory assets and liabilities balances based on provisions and formulas outlined in rate orders and other correspondence with the Company’s regulators.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 18, 2020
We have served as the Company’s auditor since 1948.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Property, plant and equipment	$23,941	$23,204
Accumulated depreciation	(5,709)	(5,795)
Property, plant and equipment, net	18,232	17,409
Current assets:
Cash and cash equivalents	60	130
Restricted funds	31	28
Accounts receivable, net	294	301
Unbilled revenues	172	186
Materials and supplies	44	41
Assets held for sale	566	—
Other	118	95
Total current assets	1,285	781
Regulatory and other long-term assets:
Regulatory assets	1,128	1,156
Operating lease right-of-use assets	103	—
Goodwill	1,501	1,575
Postretirement benefit asset	159	155
Intangible assets	67	84
Other	207	63
Total regulatory and other long-term assets	3,165	3,033
Total assets	$22,682	$21,223
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value, 500,000,000 shares authorized, 185,903,727 and 185,367,158 shares issued, respectively)	$2	$2
Paid-in-capital	6,700	6,657
Accumulated deficit	(207)	(464)
Accumulated other comprehensive loss	(36)	(34)
Treasury stock, at cost (5,090,855 and 4,683,156 shares, respectively)	(338)	(297)
Total common shareholders' equity	6,121	5,864
Long-term debt	8,639	7,569
Redeemable preferred stock at redemption value	5	7
Total long-term debt	8,644	7,576
Total capitalization	14,765	13,440
Current liabilities:
Short-term debt	786	964
Current portion of long-term debt	28	71
Accounts payable	203	175
Accrued liabilities	596	556
Accrued taxes	46	45
Accrued interest	84	87
Liabilities related to assets held for sale	128	—
Other	174	196
Total current liabilities	2,045	2,094
Regulatory and other long-term liabilities:
Advances for construction	240	252
Deferred income taxes and investment tax credits	1,893	1,740
Regulatory liabilities	1,806	1,907
Operating lease liabilities	89	—
Accrued pension expense	411	390
Other	78	78
Total regulatory and other long-term liabilities	4,517	4,367
Contributions in aid of construction	1,355	1,322
Commitments and contingencies (See Note 16)
Total capitalization and liabilities	$22,682	$21,223
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Operating revenues	$3,610	$3,440	$3,357
Operating expenses:
Operation and maintenance	1,544	1,479	1,369
Depreciation and amortization	582	545	492
General taxes	280	277	259
Loss (gain) on asset dispositions and purchases	34	(20)	(16)
Impairment charge	—	57	—
Total operating expenses, net	2,440	2,338	2,104
Operating income	1,170	1,102	1,253
Other income (expense):
Interest, net	(382)	(350)	(342)
Non-operating benefit costs, net	16	20	(9)
Loss on early extinguishment of debt	(4)	(4)	(7)
Other, net	33	19	17
Total other income (expense)	(337)	(315)	(341)
Income before income taxes	833	787	912
Provision for income taxes	212	222	486
Consolidated net income	621	565	426
Net loss attributable to noncontrolling interest	—	(2)	—
Net income attributable to common shareholders	$621	$567	$426

Basic earnings per share: (a)
Net income attributable to common shareholders	$3.44	$3.16	$2.39
Diluted earnings per share: (a)
Net income attributable to common shareholders	$3.43	$3.15	$2.38
Weighted average common shares outstanding:
Basic	181	180	178
Diluted	181	180	179

(a)	Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income
(In millions)

	For the Years Ended December 31,
	2019	2018	2017
Net income attributable to common shareholders	$621	$567	$426
Other comprehensive income (loss), net of tax:
Change in employee benefit plan funded status, net of tax of $3, $20 and $2 in 2019, 2018 and 2017, respectively	8	60	7
Defined benefit pension plans:
Amortization of actuarial loss, net of tax of $1, $3 and $5 in 2019, 2018 and 2017, respectively	4	7	7
Pension reclassification from accumulated other comprehensive loss of tax effects resulting from the Tax Cuts and Jobs Act	—	(22)	—
Foreign currency translation adjustment	(1)	—	(1)
Unrealized loss on cash flow hedges, net of tax of $(5), $0 and $(4) in 2019, 2018 and 2017, respectively	(13)	(2)	(6)
Cash flow hedges reclassification from accumulated other comprehensive loss of tax effects resulting from the Tax Cuts and Jobs Act	—	2	—
Net other comprehensive (loss) income	(2)	45	7
Comprehensive income attributable to common shareholders	$619	$612	$433
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$621	$565	$426
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	582	545	492
Deferred income taxes and amortization of investment tax credits	208	195	462
Provision for losses on accounts receivable	28	33	29
Loss (gain) on asset dispositions and purchases	34	(20)	(16)
Impairment charge	—	57	—
Pension and non-pension postretirement benefits	17	23	57
Other non-cash, net	(41)	20	(54)
Changes in assets and liabilities:
Receivables and unbilled revenues	(25)	(17)	21
Pension and non-pension postretirement benefit contributions	(31)	(22)	(48)
Accounts payable and accrued liabilities	66	25	38
Other assets and liabilities, net	(72)	22	64
Impact of Freedom Industries settlement activities	(4)	(40)	(22)
Net cash provided by operating activities	1,383	1,386	1,449
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,654)	(1,586)	(1,434)
Acquisitions, net of cash acquired	(235)	(398)	(177)
Proceeds from sale of assets	48	35	15
Removal costs from property, plant and equipment retirements, net	(104)	(87)	(76)
Net cash used in investing activities	(1,945)	(2,036)	(1,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,530	1,358	1,395
Repayments of long-term debt	(495)	(526)	(896)
Net short-term borrowings with maturities less than three months	(178)	60	55
Issuance of common stock	—	183	—
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $11, $8 and $11 in 2019, 2018 and 2017, respectively	15	16	15
Advances and contributions for construction, net of refunds of $30, $22 and $22 in 2019, 2018 and 2017, respectively	26	21	28
Debt issuance costs and make-whole premium on early debt redemption	(15)	(22)	(47)
Dividends paid	(353)	(319)	(289)
Anti-dilutive share repurchases	(36)	(45)	(54)
Net cash provided by financing activities	494	726	207
Net (decrease) increase in cash and cash equivalents and restricted funds	(68)	76	(16)
Cash and cash equivalents and restricted funds at beginning of period	159	83	99
Cash and cash equivalents and restricted funds at end of period	$91	$159	$83
Cash paid during the year for:
Interest, net of capitalized amount	$383	$332	$338
Income taxes, net of refunds of $4, $0 and $0 in 2019, 2018 and 2017, respectively	$12	$38	$30
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of year end	$235	$181	$204
Acquisition financed by treasury stock	$—	$—	$33
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity
(In millions, except per share data)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value	Paid-in Capital	Accumulated Deficit		Shares	At Cost
Balance as of December 31, 2016	181.8	$2	$6,388	$(873)	$(86)	(3.7)	$(213)	$5,218
Cumulative effect of change in accounting principle	—	—	—	21	—	—	—	21
Net income attributable to common shareholders	—	—	—	426	—	—	—	426
Direct stock reinvestment and purchase plan	0.1	—	8	—	—	—	—	8
Employee stock purchase plan	0.1	—	7	—	—	—	—	7
Stock-based compensation activity	0.5	—	22	—	—	(0.1)	(7)	15
Acquisitions via treasury stock	—	—	7	—	—	0.4	27	34
Repurchases of common stock	—	—	—	—	—	(0.7)	(54)	(54)
Net other comprehensive income	—	—	—	—	7	—	—	7
Dividends ($1.66 declared per common share)	—	—	—	(297)	—	—	—	(297)
Balance as of December 31, 2017	182.5	$2	$6,432	$(723)	$(79)	(4.1)	$(247)	$5,385
Cumulative effect of change in accounting principle	—	—	—	20	—	—	—	20
Net income attributable to common shareholders	—	—	—	567	—	—	—	567
Direct stock reinvestment and purchase plan	0.1	—	8	—	—	—	—	8
Employee stock purchase plan	0.1	—	8	—	—	—	—	8
Stock-based compensation activity	0.4	—	26	(1)	—	(0.1)	(5)	20
Issuance of common stock	2.3	—	183	—	—	—	—	183
Repurchases of common stock	—	—	—	—	—	(0.5)	(45)	(45)
Net other comprehensive income	—	—	—	—	45	—	—	45
Dividends ($1.82 declared per common share)	—	—	—	(327)	—	—	—	(327)
Balance as of December 31, 2018	185.4	$2	$6,657	$(464)	$(34)	(4.7)	$(297)	$5,864
Cumulative effect of change in accounting principle	—	—	—	(2)	—	—	—	(2)
Net income attributable to common shareholders	—	—	—	621	—	—	—	621
Direct stock reinvestment and purchase plan	—	—	7	—	—	—	—	7
Employee stock purchase plan	0.1	—	10	—	—	—	—	10
Stock-based compensation activity	0.4	—	26	—	—	(0.1)	(5)	21
Repurchases of common stock	—	—	—	—	—	(0.3)	(36)	(36)
Net other comprehensive income	—	—	—	—	(2)	—	—	(2)
Dividends ($2.00 declared per common share)	—	—	—	(362)	—	—	—	(362)
Balance as of December 31, 2019	185.9	$2	$6,700	$(207)	$(36)	(5.1)	$(338)	$6,121

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements
(Unless otherwise noted, in millions, except per share data)
Note 1: Organization and Operation
American Water Works Company, Inc. (the “Company” or “American Water”) is a holding company for regulated and market-based subsidiaries throughout the United States. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The Company’s primary business involves the ownership of regulated utilities that provide water and wastewater services in 16 states in the United States, collectively referred to as the “Regulated Businesses.” The Company also operates market-based businesses that provide complementary water and wastewater services within non-reportable operating segments, collectively referred to as the “Market-Based Businesses.” The Company’s primary Market-Based Businesses include the Homeowner Services Group, which provides various warranty protection programs and other home services to residential customers; and the Military Services Group, which enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations.
Note 2: Significant Accounting Policies
Regulation
The Company’s regulated utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as Public Utility Commissions (“PUCs”). As such, the Company follows authoritative accounting principles required for rate regulated utilities, which requires the effects of rate regulation to be reflected in the Company’s Consolidated Financial Statements. PUCs generally authorize revenue at levels intended to recover the estimated costs of providing service, plus a return on net investments, or rate base. Regulators may also approve accounting treatments, long-term financing programs and cost of capital, operation and maintenance (“O&M”) expenses, capital expenditures, taxes, affiliated transactions and relationships, reorganizations, mergers, acquisitions and dispositions, along with imposing certain penalties or granting certain incentives. Due to timing and other differences in the collection of a regulated utility’s revenues, these authoritative accounting principles allow a cost that would otherwise be charged as an expense by a non-regulated entity, to be deferred as a regulatory asset if it is probable that such cost is recoverable through future rates. Conversely, these principles also require the creation of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future, or amounts collected in excess of costs incurred and are refundable to customers. See Note 7—Regulatory Assets and Liabilities for additional information.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires that management make estimates, assumptions and judgments that could affect the Company’s financial condition, results of operations and cash flows. Actual results could differ from these estimates, assumptions and judgments. The Company considers its critical accounting estimates to include (i) the application of regulatory accounting principles and the related determination and estimation of regulatory assets and liabilities, (ii) revenue recognition and the estimates used in the calculation of unbilled revenue, (iii) accounting for income taxes, (iv) benefit plan assumptions and (v) the estimates and judgments used in determining loss contingencies. The Company’s critical accounting estimates that are particularly sensitive to change in the near term are amounts reported for regulatory assets and liabilities, income taxes, benefit plan assumptions and contingency-related obligations.
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
The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $345 million and $336 million as of December 31, 2019 and 2018, respectively.
Cash and Cash Equivalents, and Restricted Funds
Substantially all cash is invested in interest-bearing accounts. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Restricted funds consist primarily of proceeds from financings for the construction and capital improvement of facilities, and deposits for future services under O&M projects. Proceeds are held in escrow or interest-bearing accounts until the designated expenditures are incurred. Restricted funds are classified on the Consolidated Balance Sheets as either current or long-term based upon the intended use of the funds.
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the years ended December 31:

	2019	2018
Cash and cash equivalents	$60	$130
Restricted funds	31	28
Restricted funds included in other long-term assets	—	1
Cash and cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$91	$159

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
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due and previous loss history. The Company generally writes off accounts when they become uncollectible or reserves accounts that exceed a certain number of days outstanding. See Note 6—Allowance for Uncollectible Accounts for additional information.
Materials and Supplies
Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.
Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities and operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets. The Company has made an accounting policy election not to include operating leases with a lease term of twelve months or less.

ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are generally recognized at the commencement date based on the present value of discounted lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of discounted lease payments. The implicit rate is used when readily determinable. ROU assets also include any upfront lease payments and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) and non-lease components (e.g., common-area maintenance costs), which are generally accounted for separately; however, the Company accounts for the lease and non-lease components as a single lease component for certain leases. Certain lease agreements include variable rental payments adjusted periodically for inflation. Additionally, the Company applies a portfolio approach to effectively account for the ROU assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The Company’s goodwill is primarily associated with (i) the acquisition of American Water by an affiliate of the Company’s previous owner in 2003, (ii) the acquisition of E’town Corporation by a predecessor to the Company’s previous owner in 2001, and (iii) the acquisition of Pivotal Home Solutions (“Pivotal”) in 2018; and has been allocated to reporting units based on the fair values at the date of the acquisitions. For purposes of testing goodwill for impairment, the reporting units in the Regulated Businesses segment are aggregated into a single reporting unit. The Market-Based Businesses is comprised of the Homeowner Services Group and Military Services Group reporting units.
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
Application of goodwill impairment testing requires management judgment, including the identification of reporting units and determining the fair value of reporting units. Management estimates fair value using a discounted cash flow analysis. Significant assumptions used in these fair value estimations include, but are not limited to, forecasts of future operating results, discount and growth rates.
The Company believes the assumptions and other considerations used to value goodwill to be appropriate, however, if actual experience differs from the assumptions and considerations used in its analysis, the resulting change could have a material adverse impact on the Consolidated Financial Statements. See Note 8—Goodwill and Other Intangible Assets for additional information.
Intangible Assets
Intangible assets consist primarily of finite-lived customer relationships associated with the acquisition of Pivotal. Finite-lived intangible assets are initially measured at their estimated fair values, and are amortized over their estimated useful lives based on the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. See Note 8—Goodwill and Other Intangible Assets for additional information.

Impairment of Long-Lived Assets
Long-lived assets include property, plant and equipment, goodwill, intangible assets and long-term investments. The Company evaluates long-lived assets for impairment when circumstances indicate the carrying value of those assets may not be recoverable. When such indicators arise, the Company estimates the fair value of the long-lived asset from future cash flows expected to result from its use and, if applicable, the eventual disposition of the asset, comparing the estimated fair value to the carrying value of the asset. An impairment loss will be recognized in the amount equal to the excess of the long-lived asset’s carrying value compared to its estimated fair value.
The long-lived assets of the Company’s regulated utilities are grouped on a separate entity basis for impairment testing, as they are integrated state-wide operations that do not have the option to curtail service and generally have uniform tariffs. A regulatory asset is charged to earnings if and when future recovery in rates of that asset is no longer probable.
The Company holds other long-term investments in privately held companies and joint ventures accounted for using the equity method, and are classified as other long-term assets on the Consolidated Balance Sheets. The estimated fair value of the long-term investments is dependent on the financial performance and solvency of the entities in which the Company invests, as well as volatility inherent in the external markets. If such long-term investments are considered impaired, an impairment loss will be recognized in the amount equal to the excess of the investment’s carrying value compared to its estimated fair value.
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
Advances are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities as of December 31, 2019 and 2018 on the Consolidated Balance Sheets are estimated refunds of $25 million and $23 million, respectively. Those amounts represent expected refunds during the next 12-month period.
Advances that are no longer refundable are reclassified to contributions. Contributions are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.
Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. In accordance with applicable regulatory guidelines, some of the Company’s utility subsidiaries do not amortize contributions, and any contribution received remains on the balance sheet indefinitely. Amortization of contributions in aid of construction was $29 million, $28 million and $27 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Market-Based Businesses Revenue
Through various warranty protection programs and other home services, the Company provides fixed fee services to residential customers for interior and exterior water and sewer lines, interior electric and gas lines, heating and cooling systems, water heaters and other home appliances, as well as power surge protection and other related services. Most of the contracts have a one-year term and each service is a separate performance obligation, satisfied over time, as the customers simultaneously receive and consume the benefits provided from the service. Customers are obligated to pay for the protection programs ratably over 12 months or via a one-time, annual fee, with revenues recognized ratably over time for these services. Advances from customers are deferred until the performance obligation is satisfied.
The Company also has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on various military installations and facilities owned by municipal and industrial customers, and prior to the sale of Keystone Clearwater Solutions, LLC (“Keystone”), the Company had shorter-term contracts that provided customized water transfer services for shale natural gas companies and customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues, and are recognized in the period in which revisions are determined. See Note 3—Revenue Recognition for additional information.
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

Allowance for Funds Used During Construction
AFUDC is a non-cash credit to income with a corresponding charge to utility plant that represents the cost of borrowed funds or a return on equity funds devoted to plant under construction. The regulated utility subsidiaries record AFUDC to the extent permitted by the PUCs. The portion of AFUDC attributable to borrowed funds is shown as a reduction of interest, net on the Consolidated Statements of Operations. Any portion of AFUDC attributable to equity funds would be included in other, net on the Consolidated Statements of Operations. Presented in the table below is AFUDC for the years ended December 31:

	2019	2018	2017
Allowance for other funds used during construction	$28	$24	$19
Allowance for borrowed funds used during construction	13	13	8

Environmental Costs
The Company’s water and wastewater operations and the operations of its Market-Based Businesses are subject to U.S. federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. A conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration in 2010 and amended in 2017 required the subsidiary to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the State of California. The subsidiary agreed to pay $1 million annually commencing in 2010 with the final payment being made in 2021. Remediation costs accrued amounted to $2 million and $4 million as of December 31, 2019 and 2018, respectively.
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
		January 1, 2019	Modified retrospective	See Note 19—Leases.
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

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of December 31, 2019:

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
		January 1, 2020; early adoption permitted	Modified retrospective	The standard will not have a material impact on the Consolidated Financial Statements.
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
Simplifying the Accounting for Income Taxes
Simplified the accounting for income taxes by removing certain exceptions and by adding certain requirements. The guidance removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.
January 1, 2021; early adoption permitted
Modified retrospective for amendments related to changes in ownership of a foreign subsidiary or equity method investment;
Modified retrospective or retrospective for amendments related to taxes partially based on income; Prospective for all other amendments.
The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.

Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.

Note 3: Revenue Recognition
Disaggregated Revenues
Presented in the table below are operating revenues disaggregated for the year ended December 31, 2019:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,734	$1	$1,735
Commercial	639	—	639
Fire service	142	—	142
Industrial	138	—	138
Public and other	214	—	214
Total water services	2,867	1	2,868
Wastewater services:
Residential	119	—	119
Commercial	31	—	31
Industrial	3	—	3
Public and other	14	—	14
Total wastewater services	167	—	167
Miscellaneous utility charges	36	—	36
Alternative revenue programs	—	16	16
Lease contract revenue	—	7	7
Total Regulated Businesses	3,070	24	3,094
Market-Based Businesses	539	—	539
Other	(22)	(1)	(23)
Total operating revenues	$3,587	$23	$3,610

(a)
Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606 and accounted for under other existing GAAP.

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s Market-Based Businesses, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts and home warranty protection program contracts, and are recognized as revenue when the associated performance obligations are satisfied. Contract assets are included in unbilled revenues and contract liabilities are included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2019.

Presented in the table below are the changes in contract assets and liabilities for the year ended December 31, 2019:

Amount
Contract assets:
Balance at January 1, 2019	$14
Additions	27
Transfers to accounts receivable, net	(28)
Balance at December 31, 2019	$13

Contract liabilities:
Balance at January 1, 2019	$20
Additions	62
Transfers to operating revenues	(55)
Balance at December 31, 2019	$27

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of December 31, 2019, the Company’s O&M and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2070 and have RPOs of $5.4 billion as of December 31, 2019, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2021 and 2038 and have RPOs of $547 million as of December 31, 2019, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain a municipality’s, the federal government’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 4: Acquisitions and Divestitures
Regulated Businesses
Acquisitions
During 2019, the Company closed on 21 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $235 million. Assets acquired, principally utility plant, totaled $237 million. Liabilities assumed, primarily contributions in aid of construction, totaled $5 million. The Company recorded additional goodwill of $3 million associated with three of its acquisitions, which is reported in its Regulated Businesses segment, all of which is expected to be deductible for tax purposes. These acquisitions were predominately accounted for as business combinations, as the Company continues to grow its business through regulated acquisitions. The preliminary purchase price allocations related to these acquisitions will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.
During 2018, the Company closed on 15 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $33 million. Assets acquired, principally utility plant, totaled $32 million. Liabilities assumed, primarily contributions in aid of construction, totaled $1 million. The Company recorded additional goodwill of $2 million associated with one of its acquisitions, which is reported in its Regulated Businesses segment. Of this total goodwill, none is expected to be deductible for tax purposes.
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

Assets Held for Sale
On November 20, 2019, the Company and the Company’s New York subsidiary, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s New York operations have approximately 125,000 customer connections in the State of New York. Algonquin Power & Utilities Corp., Liberty’s parent company, executed and delivered an absolute and unconditional guaranty of the performance of all of the obligations of Liberty under the Stock Purchase Agreement.
The Stock Purchase Agreement contains customary representations, warranties and covenants. The completion of the Stock Purchase is subject to various conditions, including without limitation: (1) obtaining the approval of the New York State Public Service Commission without any terms or conditions that would reasonably be expected to be adverse to the Company or its affiliates (other than the New York subsidiary or its affiliates) or have a material adverse effect (as defined in the Stock Purchase Agreement) on the New York subsidiary or its affiliates or on Liberty and its affiliates; (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (3) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of the parties’ representations and warranties contained in the Stock Purchase Agreement; (b) the absence of any law or order prohibiting the completion of the Stock Purchase or granting substantial damages in connection therewith; (c) the absence of any proceeding (excluding any such matter initiated by Liberty or any of its affiliates) pending before any governmental authority seeking to prohibit the completion of the Stock Purchase or recover substantial damages from Liberty or any affiliate resulting from the Stock Purchase; and (d) the compliance by the parties with their respective covenants, agreements and closing deliveries under the Stock Purchase Agreement. The Company currently estimates that the Stock Purchase is to be completed by early 2021. Accordingly, the assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of December 31, 2019.
The Stock Purchase Agreement contains certain termination rights for both the Company and Liberty, including if the Stock Purchase is not consummated by June 30, 2021 (subject to extension for an additional six months if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied or are capable of being satisfied), as well as a termination right for Liberty if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the New York subsidiary, taken as a whole. If the Stock Purchase Agreement is terminated, such termination will be without liability of any party to the other parties to the Stock Purchase Agreement, except for liability or damages resulting from a willful breach of a party’s representations, warranties, covenants or agreements in the Stock Purchase Agreement prior to termination.
Presented in the table below are the components of assets held for sale and liabilities related to assets held for sale of the New York subsidiary as of December 31, 2019:

December 31, 2019
Current assets	$14
Property, plant and equipment	456
Regulatory assets	55
Goodwill	39
Other assets	2
Assets held for sale	$566
Current liabilities	24
Deferred income taxes	67
Regulatory liabilities	37
Liabilities related to assets held for sale	$128

Market-Based Businesses
Pivotal Acquisition
On June 4, 2018, the Company, through its wholly owned subsidiary American Water Enterprises, LLC, completed the acquisition of Pivotal for a total purchase price of $365 million, net of cash received and including $9 million in working capital. Pivotal is complementary to the Company’s Homeowner Services Group product offerings and enhances its presence in the home warranty solutions markets through utility partnerships. The results of Pivotal have been consolidated into the Homeowner Services Group non-reportable operating segment.

Divestitures
On December 12, 2019, as part of a strategic review undertaken by the Company, American Industrial Water LLC, a wholly owned subsidiary of the Company (“AIW”), sold all of the outstanding membership interests in Water Solutions Holdings, LLC (“WSH”), which was a wholly owned subsidiary of AIW, to a natural gas and oil industry investment group, for total cash consideration of $31 million, subject to adjustment based on post-closing working capital. WSH was the parent company of Keystone Clearwater Solutions, LLC. Keystone provides water transportation services to shale natural gas exploration and production customers in the Appalachian Basin. As a result of the sale, the Company recorded a pre-tax loss on sale of $44 million, or $35 million after-tax, during the fourth quarter of 2019.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.
Note 5: Property, Plant and Equipment
Presented in the table below are the major classes of property, plant and equipment by category as of December 31:

	2019	2018	Range of Remaining Useful Lives	Weighted Average Useful Life
Utility plant:
Land and other non-depreciable assets	$166	$155
Sources of supply	858	821	2 to 127 Years	47 years
Treatment and pumping facilities	3,750	3,607	3 to 101 Years	41 years
Transmission and distribution facilities	10,807	10,164	9 to 149 Years	70 years
Services, meters and fire hydrants	4,304	4,008	5 to 90 Years	31 years
General structures and equipment	1,748	1,625	1 to 109 Years	16 years
Waste collection	1,153	943	5 to 114 Years	59 years
Waste treatment, pumping and disposal	720	570	3 to 139 Years	45 years
Construction work in progress	801	593
Less: Utility plant included in assets held for sale (a)	(587)	—
Total utility plant	23,720	22,486
Nonutility property	226	718	3 to 50 Years	6 years
Less: Nonutility plant included in assets held for sale (a)	(5)	—
Total property, plant and equipment	$23,941	$23,204

(a)
This property, plant and equipment is related to the pending transactions contemplated by the Stock Purchase Agreement and is included in assets held for sale on the Consolidated Balance Sheets. See Note 4—Acquisitions and Divestitures for additional information.

Property, plant and equipment depreciation expense amounted to $508 million, $497 million and $460 million for the years ended December 31, 2019, 2018 and 2017, respectively and was included in depreciation and amortization expense on the Consolidated Statements of Operations. The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.96%, 3.09% and 3.07% for years December 31, 2019, 2018 and 2017, respectively.
In 2019, the Company completed and submitted its project completion certification to the New Jersey Economic Development Authority (“NJEDA”) in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The NJEDA has determined that the Company is qualified to receive $164 million in tax credits over a ten year period. The Company is required to meet various annual requirements in order to monetize one-tenth of the tax credits annually, and is subject to a claw-back period if the Company does not meet certain NJEDA requirements of the tax credit program in years 11 through 15. As a result, the Company recorded receivables of $16 million and $148 million in other current assets and other long-term assets, respectively, on the Consolidated Balance Sheets as of December 31, 2019.

Note 6: Allowance for Uncollectible Accounts
Presented in the table below are the changes in the allowances for uncollectible accounts for the years ended December 31:

	2019	2018	2017
Balance as of January 1	$(45)	$(42)	$(40)
Amounts charged to expense	(28)	(33)	(29)
Amounts written off	32	34	30
Recoveries of amounts written off	—	(4)	(3)
Balance as of December 31	$(41)	$(45)	$(42)

Note 7: Regulatory Assets and Liabilities
Regulatory Assets
Regulatory assets represent costs that are probable of recovery from customers in future rates. The majority of the regulatory assets earn a return. Presented in the table below is the composition of regulatory assets as of December 31:

	2019	2018
Deferred pension expense	$384	$362
Removal costs recoverable through rates	305	292
Regulatory balancing accounts	96	110
Other	398	392
Less: Regulatory assets included in assets held for sale (a)	(55)	—
Total regulatory assets	$1,128	$1,156

(a)
These regulatory assets are related to the pending transactions contemplated by the Stock Purchase Agreement and are included in assets held for sale on the Consolidated Balance Sheets. See Note 4—Acquisitions and Divestitures for additional information.

The Company’s deferred pension expense includes a portion of the underfunded status that is probable of recovery through rates in future periods of $375 million and $352 million as of December 31, 2019 and 2018, respectively. The remaining portion is the pension expense in excess of the amount contributed to the pension plans which is deferred by certain subsidiaries and will be recovered in future service rates as contributions are made to the pension plan.
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
Other regulatory assets include San Clemente Dam project costs, debt expense, purchase premium recoverable through rates, tank painting costs, certain construction costs for treatment facilities, property tax stabilization, employee-related costs, deferred other postretirement benefit expense, business services project expenses, coastal water project costs, rate case expenditures and environmental remediation costs among others. These costs are deferred because the amounts are being recovered in rates or are probable of recovery through rates in future periods.

Regulatory Liabilities
Regulatory liabilities generally represent amounts that are probable of being credited or refunded to customers through the rate making process. Also, if costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. Presented in the table below is the composition of regulatory liabilities as of December 31:

	2019	2018
Income taxes recovered through rates	$1,258	$1,279
Removal costs recovered through rates	297	309
Postretirement benefit liability	186	209
Other	102	110
Less: Regulatory liabilities included in liabilities related to assets held for sale (a)	(37)	—
Total regulatory liabilities	$1,806	$1,907

(a)
These regulatory liabilities are related to the pending transactions contemplated by the Stock Purchase Agreement and are included in liabilities related to assets held for sale on the Consolidated Balance Sheets. See Note 4—Acquisitions and Divestitures for additional information.

Income taxes recovered through rates relate to deferred taxes that will likely be refunded to the Company’s customers. On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986 (the “Code”), including a reduction in the maximum U.S. federal corporate income tax rate from 35% to 21% as of January 1, 2018. The TCJA created significant excess deferred income taxes that the Company and its regulatory jurisdictions believe should be refunded to customers. Since these are significant refundable amounts, the Company believes it is probable these amounts will be refunded to customers through future rates, and as such the amounts have been recorded to a regulatory liability.
During 2018, the Company’s 14 regulatory jurisdictions began to seek to address the impacts of the TCJA. The Company has adjusted customer rates to reflect the lower income tax rate in 11 states. In one of those 11 states, a portion of the tax savings is being used to reduce certain regulatory assets. In one additional state, the Company is using the tax savings to offset additional capital investment and to reduce a regulatory asset. Proceedings in the other two jurisdictions remain pending. With respect to excess accumulated deferred income taxes (“EADIT”), six of the Company’s regulated subsidiaries are amortizing EADIT and crediting customers, including one which is using the EADIT to offset future infrastructure investments. The Company expects the timing of the amortization of EADIT credits by the eight remaining regulated subsidiaries to be addressed in pending or future rate cases or other proceedings.
Removal costs recovered through rates are estimated costs to retire assets at the end of their expected useful lives that are recovered through customer rates over the lives of the associated assets.
On August 31, 2018, the Postretirement Medical Benefit Plan was remeasured to reflect an announced plan amendment which changed benefits for certain union and non-union plan participants. As a result of the remeasurement, the Company recorded a $227 million reduction to the net accumulated postretirement benefit obligation, with a corresponding regulatory liability.
Other regulatory liabilities include TCJA reserve on revenue, pension and other postretirement benefit balancing accounts, legal settlement proceeds, deferred gains and various regulatory balancing accounts.

Note 8: Goodwill and Other Intangible Assets
Goodwill
Presented in the table below are the changes in the carrying value of goodwill for the years ended December 31, 2019 and 2018:

	Regulated Businesses		Market-Based Businesses		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance as of January 1, 2018	$3,492	$(2,332)	$327	$(108)	$3,819	$(2,440)	$1,379
Goodwill from acquisitions	2	—	247	—	249	—	249
Goodwill impairment charge	—	—	—	(53)	—	(53)	(53)
Balance as of December 31, 2018	$3,494	$(2,332)	$574	$(161)	$4,068	$(2,493)	$1,575
Goodwill from acquisitions	3	—	—	—	3	—	3
Goodwill reduced through sale of Keystone operations	—	—	(91)	53	(91)	53	(38)
Less: Goodwill included in assets held for sale (a)	(39)	—	—	—	(39)	—	(39)
Balance as of December 31, 2019	$3,458	$(2,332)	$483	$(108)	$3,941	$(2,440)	$1,501

(a)
This goodwill is related to the pending transactions contemplated by the Stock Purchase Agreement and is included in assets held for sale on the Consolidated Balance Sheets. See Note 4—Acquisitions and Divestitures for additional information.

In 2019, the Company acquired goodwill of $3 million associated with three of its acquisitions in the Regulated Businesses segment. Additionally, as part of the sale of the Company’s Keystone operations on December 12, 2019, the Company reduced goodwill, net, by $38 million. See Note 4—Acquisitions and Divestitures for additional information.
The Company completed its annual impairment testing of goodwill as of November 30, 2019, which included quantitative assessments of its Regulated Businesses, Homeowner Services Group and Military Services Group reporting units. Based on these assessments, the Company determined that there were no factors present that would indicate that the fair value of these reporting units was less than their respective carrying values as of November 30, 2019.
In 2018, the Company acquired goodwill of $247 million associated with its acquisition of Pivotal, which was allocated to the Homeowner Services Group reporting unit, within the Market-Based Businesses. Additionally, the Company acquired goodwill of $2 million associated with one of its acquisitions in the Regulated Businesses segment.
During the third quarter of 2018, as a result of the narrowing the scope of the Company’s former Keystone operations, the Company concluded there were indicators that the Keystone reporting unit may have been impaired. Accordingly, impairment testing was performed as part of the preparation of the Company’s Consolidated Financial Statements during the third quarter of 2018. The results of this impairment test showed the fair value of the former Keystone reporting unit was lower than its carrying value, resulting in a non-cash, pre-tax goodwill impairment charge of $53 million. Additionally, the impairment test showed the fair value of the former Keystone reporting unit’s customer relationship intangible asset was lower than its carrying value, resulting in a non-cash, pre-tax impairment charge of $4 million. In the aggregate, a non-cash, pre-tax impairment charge of $57 million was recorded in impairment charge on the Consolidated Statement of Operations for the year ended December 31, 2018, of which, $54 million was attributable to the Company, after adjustment for noncontrolling interest.
Intangible Assets
Presented in the tables below are the gross carrying value and accumulated amortization of the finite-lived intangible assets held by the Company as of December 31:

	2018	Disposals (a)	2019
Customer relationships	$86	$(8)	$78
Other intangible assets	13	—	13
Total gross carrying value	$99	$(8)	$91

(a)
The disposals relate to customer relationship intangible assets disposed of as part of the sale of the Company’s Keystone operations on December 12, 2019. See Note 4—Acquisitions and Divestitures for additional information.

	2018	Amortization	Disposals (a)	2019
Customer relationships	$(13)	$(12)	$5	$(20)
Other intangible assets	(2)	(2)	—	(4)
Total accumulated amortization	$(15)	$(14)	$5	$(24)
Total intangible assets, net	$84			$67

(a)
The disposals relate to customer relationship intangible assets disposed of as part of the sale of the Company’s Keystone operations on December 12, 2019. See Note 4—Acquisitions and Divestitures for additional information.

Intangible asset amortization expense amounted to $14 million, $12 million and $4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense for the next five years subsequent to December 31, 2019 is as follows:

Amount
2020	$12
2021	10
2022	9
2023	6
2024	5

Note 9: Shareholders’ Equity
Common Stock
Under the dividend reinvestment and direct stock purchase plan (the “DRIP”), shareholders may reinvest cash dividends and purchase additional Company common stock, up to certain limits, through the plan administrator without commission fees. Shares purchased by participants through the DRIP may be newly issued shares, treasury shares, or at the Company’s election, shares purchased by the plan administrator in the open market or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2019, there were approximately 4.2 million shares available for future issuance under the DRIP.
Anti-dilutive Stock Repurchase Program
In February 2015, the Company’s Board of Directors authorized an anti-dilutive stock repurchase program, which allows the Company to purchase up to 10 million shares of its outstanding common stock from time to time over an unrestricted period of time. The Company repurchased 0.4 million shares and 0.6 million shares of common stock in the open market at an aggregate cost of $36 million and $45 million under this program for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there were 5.1 million shares of common stock available for purchase under the program.

Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2019 and 2018:

	Defined Benefit Plans			Foreign Currency Translation	Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Beginning balance as of January 1, 2018	$(140)	$1	$49	$1	$10	$(79)
Other comprehensive income (loss) before reclassification	60	—	—	—	(2)	58
TCJA tax effects reclassified from accumulated other comprehensive loss	(22)	—	—	—	2	(20)
Amounts reclassified from accumulated other comprehensive loss	—	—	7	—	—	7
Net other comprehensive income	38	—	7	—	—	45
Ending balance as of December 31, 2018	$(102)	$1	$56	$1	$10	$(34)
Other comprehensive income (loss) before reclassification	8	—	—	—	(13)	(5)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	(1)	—	3
Net other comprehensive income (loss)	8	—	4	(1)	(13)	(2)
Ending balance as of December 31, 2019	$(94)	$1	$60	$—	$(3)	$(36)

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
During 2019, 2018 and 2017, the Company paid $353 million, $319 million and $289 million in cash dividends, respectively. Presented in the table below is the per share cash dividends paid for the years ended December 31:

	2019	2018	2017
December	$0.50	$0.455	$0.415
September	$0.50	$0.455	$0.415
June	$0.50	$0.455	$0.415
March	$0.455	$0.415	$0.375

On December 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.50 per share payable on March 4, 2020, to shareholders of record as of February 7, 2020.
Regulatory Restrictions
The issuance of long-term debt or equity securities by the Company or long-term debt by American Water Capital Corp. (“AWCC”), the Company’s wholly owned financing subsidiary, does not require authorization of any state PUC if no guarantee or pledge of the regulated subsidiaries is utilized. However, state PUC authorization is required to issue long-term debt at most of the Company’s regulated subsidiaries. The Company’s regulated subsidiaries normally obtain the required approvals on a periodic basis to cover their anticipated financing needs for a period of time or in connection with a specific financing.
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
In May 2017, the Company’s shareholders approved the American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan (the “2017 Omnibus Plan”). The Company has granted stock units, including RSUs and PSUs, stock awards and dividend equivalents to non-employee directors, officers and employees under the 2017 Omnibus Plan. A total of 7.2 million shares of common stock may be issued under the 2017 Omnibus Plan. As of December 31, 2019, 6.8 million shares were available for grant under the 2017 Omnibus Plan. The 2017 Omnibus Plan provides that grants of awards may be in any of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, stock units, stock awards, other stock-based awards and dividend equivalents. Dividend equivalents may be granted only on stock units or other stock-based awards. The 2017 Omnibus Plan expires in 2027.
The cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock options and stock unit awards at the date of the grant is amortized through expense over the requisite service period. All awards granted in 2019, 2018 and 2017 are classified as equity. The Company recognizes compensation expense for stock awards over the vesting period of the award. The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the reporting period and adjusted as necessary. Presented in the table below is the stock-based compensation expense recorded in O&M expense in the accompanying Consolidated Statements of Operations for the years ended December 31:

	2019	2018	2017
Stock options	$—	$1	$1
RSUs and PSUs	15	15	9
Nonqualified employee stock purchase plan	2	1	1
Stock-based compensation	17	17	11
Income tax benefit	(4)	(5)	(4)
Stock-based compensation expense, net of tax	$13	$12	$7

There were no significant stock-based compensation costs capitalized during the years ended December 31, 2019, 2018 and 2017.

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
Stock Options
There were no grants of stock options to employees in 2019, 2018 and 2017. The stock options that were previously issued vested ratably over the three-year service period beginning on January 1 of the year of the grant and have no performance vesting conditions. Expense was recognized using the straight-line method and was amortized over the requisite service period.
Presented in the table below is stock option activity for the year ended December 31, 2019:

	Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2018	517	$54.92	2.96	$19
Granted	—	—
Forfeited or expired	—	—
Exercised	(223)	52.45
Options outstanding as of December 31, 2019	294	$56.80	2.04	$19
Options exercisable as of December 31, 2019	294	$56.80	2.04	$19

As of December 31, 2019, no unrecognized compensation cost related to nonvested stock options is expected to be recognized as all of the outstanding options are exercisable. The total fair value of stock options vested was $1 million, $1 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Presented in the table below is additional information regarding stock options exercised during the years ended December 31:

	2019	2018	2017
Intrinsic value	$12	$9	$10
Exercise proceeds	14	7	11
Income tax benefit realized	3	2	3

Stock Units
During 2019, 2018 and 2017, the Company granted RSUs to certain employees under the 2007 Plan and 2017 Omnibus Plan, as applicable. RSUs generally vest based on continued employment with the Company over periods ranging from one to three years.
During 2019, 2018 and 2017, the Company granted stock units to non-employee directors under the 2017 Omnibus Plan. The stock units were vested in full on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (i) 15 months after the date of the last annual meeting of shareholders, subject to any deferral election by the director, or (ii) the participant’s separation from service. Because these stock units vested on the grant date, the total grant date fair value was recorded in operation and maintenance expense on the grant date.
The RSUs are valued at the closing price of the Company’s common stock on the date of the grant and the majority vest ratably over a three-year service period. These RSUs are amortized through expense over the requisite service period using the straight-line method.

Presented in the table below is RSU activity for the year ended December 31, 2019:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2018	133	$77.44
Granted	67	101.25
Vested	(65)	85.27
Forfeited	(17)	86.38
Non-vested total as of December 31, 2019	118	$85.41

As of December 31, 2019, $4 million of total unrecognized compensation cost related to the nonvested RSUs is expected to be recognized over the weighted average remaining life of 1.72 years. The total fair value of stock units and RSUs vested was $4 million, $4 million and $3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
During 2019, 2018 and 2017, the Company granted PSUs to certain employees under the 2007 Plan and 2017 Omnibus Plan, as applicable. The majority of PSUs vest ratably based on continued employment with the Company over the three-year performance period (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of one or more internal performance measures and, separately, a relative total shareholder return performance measure, over the Performance Period.
Presented in the table below is PSU activity for the year ended December 31, 2019:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2018	308	$73.39
Granted	145	97.73
Vested	(112)	72.84
Forfeited	(25)	84.54
Non-vested total as of December 31, 2019	316	$83.89

As of December 31, 2019, $4 million of total unrecognized compensation cost related to the nonvested PSUs is expected to be recognized over the weighted average remaining life of 1.09 years. The total fair value of PSUs vested was $14 million, $12 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively.
PSUs granted with one or more internal performance measures are valued at the market value of the closing price of the Company’s common stock on the date of grant. PSUs granted with a relative total shareholder return condition are valued using a Monte Carlo model. Expected volatility is based on historical volatilities of traded common stock of the Company and comparative companies using daily stock prices over the past three years. The expected term is three years and the risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date. Presented in the table below is the weighted average assumptions used in the Monte Carlo simulation and the weighted average grant date fair values of PSUs granted for the years ended December 31:

	2019	2018	2017
Expected volatility	16.80%	17.23%	17.40%
Risk-free interest rate	2.47%	2.36%	1.53%
Expected life (years)	3.0	3.0	3.0
Grant date fair value per share	$110.37	$73.62	$72.81

The grant date fair value of PSUs that vest ratably and have market and/or performance conditions are amortized through expense over the requisite service period using the graded-vesting method.

If dividends are paid with respect to shares of the Company’s common stock before the shares underlying the RSUs and PSUs are distributed, the Company credits a liability for the value of the dividends that would have been paid if the RSUs and PSUs were shares of Company common stock. When the shares underlying the RSUs and PSUs are distributed, the Company pays the participant a lump sum cash payment equal to the value of the dividend equivalents accrued. The Company accrued dividend equivalents totaling $1 million, $1 million and less than $1 million to accumulated deficit in the accompanying Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017, respectively.
Employee Stock Purchase Plan
The Company maintains a nonqualified employee stock purchase plan (the “ESPP”) that expires in 2027 through which employee participants (other than the Company’s executive officers) may use payroll deductions to acquire Company common stock at a discount of 85% of the fair market value of the common stock at the end of the purchase period. A total of 2.0 million shares may be issued under the ESPP, and as of December 31, 2019, there were 1.8 million shares of common stock reserved for issuance under the ESPP. The ESPP is considered compensatory. During the years ended December 31, 2019, 2018 and 2017, the Company issued 88 thousand, 95 thousand and 93 thousand shares, respectively, under the ESPP and its predecessor plan.
Note 11: Long-Term Debt
The Company obtains long-term debt through AWCC primarily to fund capital expenditures of the Regulated Businesses and to lend funds to parent company to refinance debt and for other purposes. Presented in the table below are the components of long-term debt as of December 31:

	Rate	Weighted Average Rate	Maturity	2019	2018
Long-term debt of AWCC: (a)
Senior notes—fixed rate	2.95%-8.27%	4.18%	2021-2049	$7,191	$6,116
Private activity bonds and government funded debt—fixed rate	1.79%-5.38%	3.72%	2021-2040	191	192
Long-term debt of other American Water subsidiaries:
Private activity bonds and government funded debt—fixed rate (b)	0.00%-5.60%	3.08%	2020-2048	724	727
Mortgage bonds—fixed rate	3.92%-9.71%	7.49%	2020-2039	578	606
Mandatorily redeemable preferred stock	8.47%-9.75%	8.59%	2024-2036	7	8
Finance lease obligations	12.25%	12.25%	2026	1	1
Term loan				—	6
Long-term debt				8,692	7,656
Unamortized debt premium, net (c)				1	7
Unamortized debt issuance costs				(21)	(16)
Less current portion of long-term debt				(28)	(71)
Total long-term debt				$8,644	$7,576

(a)
This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a guarantee by parent company of AWCC’s payment obligations under such indebtedness.

(b)
Includes $3 million and $3 million of variable rate debt as of December 31, 2019 and 2018, respectively, with variable-to-fixed interest rate swaps ranging between 3.93% and 4.65%. This debt was assumed via an acquisition in 2013.

(c)	Primarily fair value adjustments previously recognized in acquisition purchase accounting.
All mortgage bonds, term loans and $723 million of the private activity bonds and government funded debt held by the Company’s subsidiaries were collateralized as of December 31, 2019.
Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, AWCC from issuing debt secured by the Company’s consolidated assets. Certain long-term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2019 was 0.61 to 1.00. In addition, the Company has $877 million of notes which include the right to redeem the notes at par value, in whole or in part, from time to time, subject to certain restrictions.

Presented in the table below are future sinking fund payments and debt maturities:

Amount
2020	$28
2021	310
2022	14
2023	159
2024	473
Thereafter	7,708

Presented in the table below are the issuances of long-term debt in 2019:

Company	Type	Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	3.45%-4.15%	2029-2049	$1,100
AWCC (a)	Private activity bonds and government funded debt—fixed rate	2.45%	2039	100
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2021-2048	330
Total issuances				$1,530

(a)	This indebtedness has a mandatory redemption provision callable in 2029.
The Company incurred debt issuance costs of $15 million related to the above issuances.
Presented in the table below are the retirements and redemptions of long-term debt in 2019 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Maturity	Amount
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-6.25%	2021-2031	$101
AWCC	Senior notes—fixed rate	7.21%	2019	25
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-6.20%	2019-2048	333
Other American Water subsidiaries	Mortgage bonds—fixed rate	5.48%-9.13%	2019-2021	28
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%-9.18%	2031-2036	2
Other American Water subsidiaries	Term loan	5.76%-5.81%	2021	6
Total retirements and redemptions				$495

On May 13, 2019, AWCC completed a $1.10 billion debt offering which included the sale of $550 million aggregate principal amount of its 3.45% Senior Notes due 2029 and $550 million aggregate principal amount of its 4.15% Senior Notes due 2049. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1.09 billion. AWCC used the net proceeds to: (i) lend funds to parent company and its regulated subsidiaries; (ii) repay $25 million principal amount of AWCC’s 7.21% Series I Senior Notes at maturity on May 19, 2019; (iii) repay $26 million aggregate principal amount of regulated subsidiary debt at maturity during the second quarter of 2019; and (iv) repay AWCC’s commercial paper obligations, and for general corporate purposes.
Interest, net includes interest income of approximately $4 million, $11 million and $14 million in 2019, 2018 and 2017, respectively.

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
On May 6, 2019, AWCC terminated five forward starting swap agreements with an aggregate notional amount of $510 million, realizing a net loss of $30 million, to be amortized through interest, net over 10 and 30 year periods, in accordance with the terms of the new debt issued on May 13, 2019. No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2019 and 2018.
The Company has employed interest rate swaps to fix the interest cost on a portion of its variable-rate debt with an aggregate notional amount of $3 million. The Company has designated these instruments as economic hedges, accounted for at fair value, with gains or losses recognized in interest, net. The gain recognized by the Company was de minimis for the years ended 2019 and 2018.
Presented in the table below are the gross fair values of the Company’s derivative liabilities, as well as the location of the liability balances on the Consolidated Balance Sheets as of December 31:

Derivative Instrument	Derivative Designation	Balance Sheet Classification	2019	2018
Liability derivative:
Forward starting swaps	Cash flow hedge	Other current liabilities	$—	$14

Note 12: Short-Term Debt
Short-term debt consists of commercial paper and credit facility borrowings totaling $786 million and $964 million as of December 31, 2019 and 2018, respectively. The weighted average interest rate on AWCC short-term borrowings was approximately 2.54% and 2.28% for the year ended December 31, 2019 and 2018, respectively. As of December 31, 2019 there were no borrowings outstanding with maturities greater than three months.
Liquidity needs for capital investment, working capital and other financial commitments are funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility and, in the future, issuances of equity. The revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. On April 9, 2019, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, pursuant to the terms of the credit agreement, from March 21, 2023 to March 21, 2024. The facility is used principally to support AWCC’s commercial paper program and to provide a sub-limit of up to $150 million for letters of credit. Letters of credit are non-debt instruments maintained to provide credit support for certain transactions as requested by third parties. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million, and to request up to two extensions of its expiration date each for up to a one-year period, as to which one such extension request remains. As of December 31, 2019, AWCC had no outstanding borrowings and $76 million of outstanding letters of credit under the revolving credit facility, with $2.17 billion available to fulfill the Company’s short-term liquidity needs and to issue letters of credit. The Company regularly evaluates the capital markets and closely monitors the financial condition of the financial institutions with contractual commitments in its revolving credit facility. Interest rates on advances under the facility are based on a credit spread to the LIBOR rate (or applicable market replacement rate) or base rate in accordance with Moody Investors Service’s and Standard & Poor’s Financial Services’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt.
Presented in the table below are the aggregate credit facility commitments, letter of credit sublimit under the revolving credit facility and the commercial paper limit, as well as the available capacity for each, as of December 31, 2019 and 2018:

	Credit Facility Commitment	Available Credit Facility Capacity	Letter of Credit Sublimit	Available Letter of Credit Capacity	Commercial Paper Limit	Available Commercial Paper Capacity
December 31, 2019	$2,250	$2,174	$150	$74	$2,100	$1,314
December 31, 2018	2,262	2,177	150	69	2,100	1,146

Presented in the table below is the short-term borrowing activity for AWCC for the years ended December 31:

	2019	2018
Average borrowings	$726	$1,029
Maximum borrowings outstanding	1,271	1,905
Weighted average interest rates, computed on daily basis	2.54%	2.28%
Weighted average interest rates, as of December 31	1.86%	2.84%

The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2019 was 0.61 to 1.00.
None of the Company’s borrowings are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under AWCC’s revolving credit facility.
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
Note 13: General Taxes
Presented in the table below is the components of general tax expense for the years ended December 31:

	2019	2018	2017
Gross receipts and franchise	$110	$112	$110
Property and capital stock	124	120	105
Payroll	35	33	31
Other general	11	12	13
Total general taxes	$280	$277	$259

Note 14: Income Taxes
Presented in the table below is the components of income tax expense for the years ended December 31:

	2019	2018	2017
Current income taxes:
State	$4	$26	$25
Federal	—	1	(1)
Total current income taxes	$4	$27	$24
Deferred income taxes:
State	$54	$33	$50
Federal	155	163	413
Amortization of deferred investment tax credits	(1)	(1)	(1)
Total deferred income taxes	208	195	462
Provision for income taxes	$212	$222	$486

Presented in the table below is a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31:

	2019	2018	2017
Income tax at statutory rate	21.0%	21.0%	35.0%
Increases (decreases) resulting from:
State taxes, net of federal taxes	5.4%	5.5%	5.4%
TCJA	—%	1.5%	13.7%
Other, net	(1.0)%	0.2%	(0.8)%
Effective tax rate	25.4%	28.2%	53.3%

On December 22, 2017, the TCJA was signed into law. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Code, including amendments which significantly change the taxation of individuals and business entities, and includes specific provisions related to regulated public utilities. The more significant changes that impact the Company included in the TCJA are reductions in the corporate federal income tax rate from 35% to 21%, and several technical provisions including, among others, limiting the utilization of net operating losses (“NOLs”) arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward. The specific provisions related to regulated public utilities in the TCJA generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017 and the continuation of certain rate normalization requirements for accelerated depreciation benefits. Non-regulated segments of the Company’s business may be able to take advantage of the full expensing provisions of the TCJA.
Changes in the Code from the TCJA had a material impact on the Company’s financial statements in 2017. Under GAAP, specifically Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes are recorded as an offset to either a regulatory asset or liability because changes are expected to be recovered by or refunded to customers. For the Company’s unregulated operations, the change in deferred income taxes is recorded as a non-cash re-measurement adjustment to earnings.
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
As of December 31, 2018, the Company recorded all its reasonable estimates resulting from the TCJA under SAB 118. These estimates, however, are still subject to changes due to the future impacts of various items, including further changes in income tax laws, forecasted financial conditions and the actual tax return filings with the tax authorities. As of December 31, 2019, the Company has not identified any changes that would require its prior estimates to be modified.
ASC 740 requires the re-measurement of deferred income tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income. Adjusting temporary differences originally recorded to AOCI through the income statement result in disproportionate tax effects remaining in AOCI. As of December 31, 2018, the Company adopted Accounting Standards Update 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify the income tax effects of TCJA on items within AOCI to retained earnings. As a result of the TCJA tax rate reduction, there were income tax effects related to the Company’s hedge and pension positions of $2 million and $22 million, respectively, remaining in the Company’s accumulated other comprehensive loss balance. The Company reclassified these tax effects from accumulated other comprehensive loss to accumulated deficit as of December 31, 2018. No further adjustments were recorded during 2019 as a result of this re-measurement.

Presented in the table below are the components of the net deferred tax liability as of December 31:

	2019	2018
Deferred tax assets:
Advances and contributions	$410	$402
Tax losses and credits	136	131
Regulatory income tax assets	335	339
Pension and other postretirement benefits	94	91
Other	151	44
Total deferred tax assets	1,126	1,007
Valuation allowance	(21)	(14)
Total deferred tax assets, net of allowance	$1,105	$993
Deferred tax liabilities:
Property, plant and equipment	$2,760	$2,537
Deferred pension and other postretirement benefits	77	77
Other	207	97
Total deferred tax liabilities	3,044	2,711
Less: Deferred tax liabilities included in liabilities related to assets held for sale (a)	67	—
Total deferred tax liabilities, net of deferred tax assets	$(1,872)	$(1,718)

(a)
These deferred tax liabilities are related to the pending transactions contemplated by the Stock Purchase Agreement and are included in liabilities related to assets held for sale on the Consolidated Balance Sheets. See Note 4—Acquisitions and Divestitures for additional information.

As of December 31, 2019 and 2018, the Company recognized federal NOL carryforwards of $673 million and $813 million, respectively. The Company believes the federal NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company expects to fully utilize its federal NOL carryforwards before they begin to expire in 2028.
As of December 31, 2019 and 2018, the Company had state NOLs of $453 million and $387 million, respectively, a portion of which are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards began to expire in 2019 through 2038.
The capital loss carryforward for federal income tax purposes have increased from the previous year due to the capital loss produced by the sale of the Company’s Keystone operations. As of December 31, 2019, the capital loss carryforward for federal income tax purposes was approximately $66 million. As of December 31, 2019 and 2018, the Company had an insignificant amount of Canadian NOL carryforward.
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
Presented in the table below are the changes in gross liability, excluding interest and penalties, for unrecognized tax benefits:

Amount
Balance as of January 1, 2018	$106
Increases in current period tax positions	13
Decreases in prior period measurement of tax positions	(22)
Balance as of December 31, 2018	$97
Increases in current period tax positions	17
Decreases in prior period measurement of tax positions	(4)
Balance as of December 31, 2019	$110

The Company’s tax positions relate primarily to the deductions claimed for repair and maintenance costs on its utility plant. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. As discussed above, the Company expects to utilize its remaining federal NOLs in 2020, after the pending sale of the New York subsidiary is completed, and therefore this federal tax attribute will not be available to reduce the federal liabilities for uncertain tax positions or interest accrued as presented on the Company’s Consolidated Financial Statements.
If the Company sustains all of its positions as of December 31, 2019, an unrecognized tax benefit of $12 million, excluding interest and penalties, would impact the Company’s effective tax rate. The Company had an insignificant amount of interest and penalties related to its tax positions as of December 31, 2019 and 2018.
Presented in the table below are the changes in the valuation allowance:

Amount
Balance as of January 1, 2017	$6
Increases in current period tax positions	7
Balance as of December 31, 2017	$13
Increases in current period tax positions	1
Balance as of December 31, 2018	$14
Increases in current period tax positions	7
Balance as of December 31, 2019	$21

Note 15: Employee Benefits
Pension and Other Postretirement Benefits
The Company maintains noncontributory defined benefit pension plans covering eligible employees of its regulated utility and shared services operations. Benefits under the plans are based on the employee’s years of service and compensation. The pension plans have been closed for all new employees. The pension plans were closed for most employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001, except for specific eligible groups specified in the plan, had their accrued benefit frozen and will be able to receive this benefit as a lump sum upon termination or retirement. Union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006 are provided with a 5.25% of base pay defined contribution plan. The Company does not participate in a multi-employer plan. The Company also has unfunded noncontributory supplemental nonqualified pension plans that provide additional retirement benefits to certain employees.
The Company’s pension funding practice is to contribute at least the greater of the minimum amount required by the Employee Retirement Income Security Act of 1974 or the normal cost. Further, the Company will consider additional cash contributions and/or available prefunding balances if needed to avoid “at risk” status and benefit restrictions under the Pension Protection Act of 2006 (“PPA”). The Company may also consider increased contributions, based on other financial requirements and the plans’ funded position. Pension expense in excess of the amount contributed to the pension plans is deferred by certain regulated subsidiaries pending future recovery in rates charged for utility services as contributions are made to the plans. See Note 7—Regulatory Assets and Liabilities for additional information. Pension plan assets are invested in a number of actively managed, commingled funds, and limited partnerships including equities, fixed income securities, guaranteed annuity contracts with insurance companies, real estate funds and real estate investment trusts (“REITs”).
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
The Company uses fair value for all classes of assets in the calculation of market-related value of plan assets. As of 2018, the fair values and asset allocations of the pension plan assets include the American Water Pension Plan, the New York Water Service Corporation Pension Plan, and the Shorelands Water Company, Inc. Pension Plan.

Presented in the tables below are the fair values and asset allocations of the pension plan assets as of December 31, 2019 and 2018, respectively, by asset category:

Asset Category	2020 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2019
Cash		$39	$39	$—	$—	2%
Equity securities:	50%
U.S. large cap		358	358	—	—	20%
U.S. small cap		84	78	6	—	5%
International		320	6	137	177	18%
Real estate fund		127	—	—	127	7%
REITs		7	—	7	—	—%
Fixed income securities:	50%
U.S. Treasury securities and government bonds		169	158	11	—	10%
Corporate bonds		542	—	542	—	31%
Mortgage-backed securities		14	—	14	—	1%
Municipal bonds		26	—	26	—	1%
Treasury futures		8	8	—	—	1%
Long duration bond fund		8	8	—	—	1%
Guarantee annuity contracts		45	—	—	45	3%
Total	100%	$1,747	$655	$743	$349	100%

Asset Category	2019 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2018
Cash		$24	$24	$—	$—	2%
Equity securities:	50%
U.S. large cap		297	297	—	—	20%
U.S. small cap		76	70	6	—	5%
International		256	2	132	122	17%
Real estate fund		65	—	—	65	4%
REITs		20	—	20	—	1%
Fixed income securities:	50%
U.S. Treasury securities and government bonds		181	167	14	—	12%
Corporate bonds		491	—	491	—	33%
Mortgage-backed securities		11	—	11	—	1%
Municipal bonds		28	—	28	—	2%
Long duration bond fund		7	7	—	—	—%
Guarantee annuity contracts		43	—	—	43	3%
Total	100%	$1,499	$567	$702	$230	100%

Presented in the tables below are a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for 2019 and 2018, respectively:

Level 3
Balance as of January 1, 2019	$230
Actual return on assets	25
Purchases, issuances and settlements, net	94
Balance as of December 31, 2019	$349

Level 3
Balance as of January 1, 2018	$278
Actual return on assets	(23)
Purchases, issuances and settlements, net	(25)
Balance as of December 31, 2018	$230

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
In 2018, the Company announced plan design changes to the medical bargaining benefit plan, which resulted in a cap on future benefits and an over funded postretirement medical benefits bargaining plan. Given the change in funded status, the Retirement and Benefit Plans Investment Committee (the “Investment Committee”), which is responsible for overseeing the investment of the Company’s pension and other postretirement benefit plans’ assets, commissioned a new asset-liability study for the postretirement medical bargaining plan. This study concluded that it was prudent to decrease the investment risk in the plan due to the current funded status. The study also recommended reducing its exposure to changes in interest rates by matching the assets of the plan to the projected cash flows for future benefit payments of the liability. The Investment Committee approved the recommendations.
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
In order to minimize asset volatility relative to the liabilities, a portion of plan assets is allocated to long duration fixed income investments that are exposed to interest rate risk. Increases in interest rates generally will result in a decline in the value of fixed income assets while reducing the present value of the liabilities. Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities. Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process. For the postretirement medical bargaining plan, its asset structure is designed to meet the cash flows of the liabilities. This design reduces the plan’s exposure to changes in interest rates.
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

Presented in the tables below are the fair values and asset allocations of the postretirement benefit plan assets as of December 31, 2019 and 2018, respectively, by asset category:

Asset Category	2020 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2019
Bargain VEBA:
Cash		$6	$6	$—	$—	2%
Equity securities:	4%
U.S. large cap		13	13	—	—	3%
Fixed income securities:	96%
U.S. Treasury securities and government bonds		373	298	75	—	94%
Long duration bond fund		4	4	—	—	1%
Total bargain VEBA	100%	$396	$321	$75	$—	100%
Non-bargain VEBA:
Cash		$4	$4	$—	$—	—
Equity securities:	60%
U.S. large cap		48	48	—	—	36%
International		30	30	—	—	23%
Fixed income securities:	40%
Core fixed income bond fund (a)		50	—	50	—	41%
Total non-bargain VEBA	100%	$132	$82	$50	$—	100%
Life VEBA:
Equity securities:	70%
U.S. large cap		$2	$2	$—	$—	50%
Fixed income securities:	30%
Core fixed income bond fund (a)		2	2	—	—	50%
Total life VEBA	100%	$4	$4	$—	$—	100%
Total	100%	$532	$407	$125	$—	100%

(a)	Includes cash for margin requirements.

Asset Category	2019 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of 12/31/2018
Bargain VEBA:
Cash		$31	$31	$—	$—	—
Equity securities:	2%
U.S. large cap		1	1	—	—	—%
International		17	—	—	17	4%
Fixed income securities:	98%
U.S. Treasury securities and government bonds		179	178	1	—	47%
Corporate bonds		141	—	141	—	37%
Municipal bonds		9	—	9	—	3%
Long duration bond fund		4	4	—	—	1%
Future and option contracts (a)		—	—	—	—	8%
Total bargain VEBA	100%	$382	$214	$151	$17	100%
Non-bargain VEBA:
Cash		$3	$3	$—	$—	—
Equity securities:	60%
U.S. large cap		43	43	—	—	35%
International		24	24	—	—	20%
Fixed income securities:	40%
Core fixed income bond fund (a)		52	—	52	—	45%
Total non-bargain VEBA	100%	$122	$70	$52	$—	100%
Life VEBA:
Equity securities:	70%
U.S. large cap		$2	$2	$—	$—	67%
Fixed income securities:	30%
Core fixed income bond fund (a)		1	1	—	—	33%
Total life VEBA	100%	$3	$3	$—	$—	100%
Total	100%	$507	$287	$203	$17	100%

(a)	Includes cash for margin requirements.
Valuation Techniques Used to Determine Fair Value
Cash—Cash and investments with maturities of three months or less when purchased, including certain short-term fixed-income securities, are considered cash and are included in the recurring fair value measurements hierarchy as Level 1.
Equity securities—For equity securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, that the Company is able to independently corroborate. Certain equity securities are valued based on quoted prices in active markets and categorized as Level 1. Other equities, such as international securities held in the pension plan, are invested in commingled funds and/or limited partnerships. These funds are valued to reflect the plan fund’s interest in the fund based on the reported year-end net asset value. Since net asset value is not directly observable or not available on a nationally recognized securities exchange for the commingled funds, they are categorized as Level 2. For limited partnerships, the assets as a whole are categorized as Level 3 due to the fact that the partnership provides the pricing and the pricing inputs are less readily observable. In addition, the limited partnership vehicle cannot be readily traded.

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
Presented in the table below is a rollforward of the changes in the benefit obligation and plan assets for the two most recent years, for all plans combined:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation as of January 1,	$1,892	$2,034	$353	$614
Service cost	28	34	4	8
Interest cost	82	76	15	20
Plan participants' contributions	—	—	2	2
Plan amendments	—	(23)	(1)	(174)
Actuarial loss (gain)	264	(153)	25	(89)
Gross benefits paid	(105)	(76)	(25)	(29)
Federal subsidy	—	—	1	1
Benefit obligation as of December 31,	$2,161	$1,892	$374	$353
Change in plan assets:
Fair value of plan assets as of January 1,	$1,499	$1,649	$507	$576
Actual return on plan assets	319	(97)	51	(40)
Employer contributions	33	24	(2)	(2)
Plan participants' contributions	—	—	2	2
Benefits paid	(104)	(77)	(26)	(29)
Fair value of plan assets as of December 31,	$1,747	$1,499	$532	$507
Funded value as of December 31,	$(414)	$(393)	$158	$154
Amounts recognized on the balance sheet:
Noncurrent asset	$—	$—	$159	$155
Current liability	(3)	(3)	—	—
Noncurrent liability	(411)	(390)	(1)	(1)
Net amount recognized	$(414)	$(393)	$158	$154

On August 31, 2018, the Postretirement Medical Benefit Plan was remeasured to reflect a plan change. The plan change resulted in a $175 million reduction in future benefits payable to plan participants, and, in combination with other experience reflected as of the remeasurement date, resulted in a $227 million reduction to the net accumulated postretirement benefit obligation.

Presented in the table below are the components of accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Net actuarial loss	$435	$431	$72	$83
Prior service credit	(19)	(22)	(257)	(291)
Net amount recognized	$416	$409	$(185)	$(208)

Regulatory assets (liabilities)	$375	$352	$(185)	$(208)
Accumulated other comprehensive income	41	57	—	—
Total	$416	$409	$(185)	$(208)

Presented in the tables below are the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets as of December 31, 2019 and 2018:

	Projected Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2019	2018
Projected benefit obligation	$2,161	$1,892
Fair value of plan assets	1,748	1,499

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2019	2018
Accumulated benefit obligation	$2,018	$1,768
Fair value of plan assets	1,748	1,499

The accumulated postretirement plan assets exceed benefit obligations for all of the Company’s other postretirement benefit plans, except for the Northern Illinois Retiree Welfare Plan.
In 2006, the PPA replaced the funding requirements for defined benefit pension plans by requiring that defined benefit plans contribute to 100% of the current liability funding target over seven years. Defined benefit plans with a funding status of less than 80% of the current liability are defined as being “at risk” and additional funding requirements and benefit restrictions may apply. The PPA was effective for the 2008 plan year with short-term phase-in provisions for both the funding target and at-risk determination. The Company’s qualified defined benefit plan is currently funded above the at-risk threshold, and therefore the Company expects that the plans will not be subject to the “at risk” funding requirements of the PPA. The Company is proactively monitoring the plan’s funded status and projected contributions under the law to appropriately manage the potential impact on cash requirements.
Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to or greater than the minimum required contributions or the normal cost in 2020 to the qualified pension plans. Contributions may be in the form of cash contributions as well as available prefunding balances.
Presented in the table below is information about the expected cash flows for the pension and postretirement benefit plans:

	Pension Benefits	Other Benefits
2020 expected employer contributions:
To plan trusts	$38	$—
To plan participants	2	—

Presented in the table below are the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2020	$113	$27	$1
2021	115	27	1
2022	118	27	1
2023	123	27	1
2024	126	27	1
2025-2029	657	131	6

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
Presented in the table below are the significant assumptions related to the pension and other postretirement benefit plans:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Weighted average assumptions used to determine December 31 benefit obligations:
Discount rate	3.44%	4.38%	3.75%	3.36%	4.32%	3.73%
Rate of compensation increase	2.97%	3.00%	3.02%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.50% in 2020	6.75% in 2019	7.00% in 2018
				to 5.00% in 2026+	to 5.00% in 2026+	to 4.50% in 2026+
Weighted average assumptions used to determine net periodic cost:
Discount rate	4.38%	3.75%	4.28%	4.32%	4.23%	4.26%
Expected return on plan assets	6.20%	5.95%	6.49%	3.56%	4.77%	5.09%
Rate of compensation increase	3.00%	3.02%	3.07%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.75% in 2019	7.00% in 2018	7.00% in 2017
				to 5.00% in 2026+	to 4.50% in 2026+	to 5.00% in 2021+

NOTE	“N/A” in the table above means assumption is not applicable.
The discount rate assumption was determined for the pension and postretirement benefit plans independently. The Company uses an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. Historically, for each plan, the discount rate was developed at the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The expected long-term rate of return on plan assets is based on historical and projected rates of return, prior to administrative and investment management fees, for current and planned asset classes in the plans’ investment portfolios. Assumed projected rates of return for each of the plans’ projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns. The Company’s pension expense increases as the expected return on assets decreases. The Company used an expected return on plan assets of 6.20% to estimate its 2019 pension benefit costs, and an expected blended return based on weighted assets of 3.56% to estimate its 2019 other postretirement benefit costs.
The Company adopted a table based on the Society of Actuaries RP 2014 mortality table including a generational BB-2D projection scale. In 2018, the Company adopted the new MP-2018 mortality improvement scale to gradually adjust future mortality rates downward. In 2019, the Company maintained the MP-2018 mortality improvement scale until it can conduct a new experience study.
Presented in the table below are the components of net periodic benefit costs for the years ended December 31:

	2019	2018	2017
Components of net periodic pension benefit cost:
Service cost	$28	$34	$33
Interest cost	82	76	80
Expected return on plan assets	(91)	(97)	(93)
Amortization of prior service (credit) cost	(3)	1	1
Amortization of actuarial loss	32	27	34
Net periodic pension benefit cost	$48	$41	$55
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(8)	$(60)	$(7)
Amortization of actuarial loss	(4)	(7)	(7)
Total recognized in other comprehensive income	(12)	(67)	(14)
Total recognized in net periodic benefit cost and other comprehensive income	$36	$(26)	$41
Components of net periodic other postretirement benefit (credit) cost:
Service cost	$4	$8	$10
Interest cost	15	20	26
Expected return on plan assets	(18)	(26)	(26)
Amortization of prior service credit	(35)	(23)	(18)
Amortization of actuarial loss	3	3	10
Net periodic other postretirement benefit (credit) cost	$(31)	$(18)	$2

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
Savings Plans for Employees
The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006, the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company’s 401(k) savings plan expenses totaled $12 million, $12 million and $13 million for 2019, 2018 and 2017, respectively. Additionally, the Company’s 5.25% of base pay defined contribution benefit expenses totaled $13 million, $11 million and $9 million for 2019, 2018 and 2017, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employees.

Note 16: Commitments and Contingencies
Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $579 million as of December 31, 2019.
The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. Presented in the table below are the future annual commitments related to minimum quantities of purchased water having non-cancelable:

Amount
2020	$65
2021	65
2022	65
2023	63
2024	49
Thereafter	605

The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. See Note 3—Revenue Recognition for additional information regarding the Company’s performance obligations.
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of December 31, 2019, the Company has accrued approximately $17 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $25 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 16—Commitments and Contingencies, will not have a material adverse effect on the Company.
West Virginia Elk River Freedom Industries Chemical Spill
On June 8, 2018, the U.S. District Court for the Southern District of West Virginia granted final approval of a settlement class and global class action settlement (the “Settlement”) for all claims and potential claims by all class members (collectively, the “West Virginia Plaintiffs”) arising out of the January 2014 Freedom Industries, Inc. chemical spill in West Virginia. The effective date of the Settlement was July 16, 2018. Under the terms and conditions of the Settlement, West Virginia-American Water Company (“WVAWC”) and certain other Company affiliated entities did not admit, and will not admit, any fault or liability for any of the allegations made by the West Virginia Plaintiffs in any of the actions that were resolved.
The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of December 31, 2019, $5 million of that $126 million has been reflected in accrued liabilities, and $5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of December 31, 2019 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with the ongoing processing of actual and potential Settlement claims. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
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

On June 2, 2017, a complaint captioned Jeffries, et al. v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County on behalf of an alleged class of residents and business owners who lost water service or pressure as a result of the Dunbar main break. The complaint alleges breach of contract by WVAWC for failure to supply water, violation of West Virginia law regarding the sufficiency of WVAWC’s facilities and negligence by WVAWC in the design, maintenance and operation of the water system. The Jeffries plaintiffs seek unspecified alleged damages on behalf of the class for lost profits, annoyance and inconvenience, and loss of use, as well as punitive damages for willful, reckless and wanton behavior in not addressing the risk of pipe failure and a large outage.
In October 2017, WVAWC filed with the court a motion seeking to dismiss all of the Jeffries plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserted that the Public Service Commission of West Virginia, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. In May 2018, the court, at a hearing, denied WVAWC’s motion to apply the primary jurisdiction doctrine, and in October 2018, the court issued a written order to that effect. On February 21, 2019, the court issued an order denying WVAWC’s motion to dismiss the Jeffries plaintiffs’ tort claims. On August 21, 2019, the court set a procedural schedule in this case, including a trial date of September 21, 2020. Discovery in this case is ongoing. On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. A hearing on class certification is currently scheduled for March 11, 2020.
The Company and WVAWC believe that WVAWC has meritorious defenses to the claims raised in this class action complaint. WVAWC is vigorously defending itself against these allegations. The Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of such losses related to this proceeding.
Chattanooga, Tennessee Water Main Break Class Action Litigation
On September 12, 2019, Tennessee-American Water Company, a wholly owned subsidiary of the Company (“TAWC”), experienced a break of a 36-inch water transmission main, which caused service fluctuations or interruptions to TAWC customers and the issuance of a boil water notice. TAWC repaired the main break by early morning on September 14, 2019, and restored full water service by the afternoon on September 15, 2019, with the boil water notice lifted for all customers on September 16, 2019.
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc., a wholly owned subsidiary of the Company (collectively, the “Tennessee-American Water Defendants”), on behalf of an alleged class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga main break (the “Tennessee Plaintiffs”). The complaint alleges breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. The Tennessee Plaintiffs seek an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest.
On November 22, 2019, the Tennessee-American Water Defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted, and, with respect to the Company, for lack of personal jurisdiction. A hearing on this motion is scheduled for February 18, 2020.
The Tennessee-American Water Defendants believe that they have meritorious defenses to the claims raised in this class action complaint, and they are vigorously defending themselves against these allegations. The Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of such losses related to this proceeding.

Note 17: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31:

	2019	2018	2017
Numerator:
Net income attributable to common shareholders	$621	$567	$426

Denominator:
Weighted average common shares outstanding—Basic	181	180	178
Effect of dilutive common stock equivalents	—	—	1
Weighted average common shares outstanding—Diluted	181	180	179

The effect of dilutive common stock equivalents is related to outstanding stock options, RSUs and PSUs granted under the Company’s 2007 Plan and 2017 Omnibus Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the years ended December 31, 2019, 2018 and 2017, because their effect would have been anti-dilutive under the treasury stock method.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	Carrying Amount	December 31, 2019
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$7	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	8,664	7,689	417	1,664	9,770

	Carrying Amount	December 31, 2018
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$8	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	7,638	5,760	433	1,728	7,921

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
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	At Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$31	$—	$—	$31
Rabbi trust investments	17	—	—	17
Deposits	3	—	—	3
Other investments	8	—	—	8
Total assets	59	—	—	59

Liabilities:
Deferred compensation obligations	21	—	—	21
Total liabilities	21	—	—	21
Total assets	$38	$—	$—	$38

	At Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	15	—	—	15
Deposits	3	—	—	3
Other investments	3	—	—	3
Total assets	50	—	—	50

Liabilities:
Deferred compensation obligations	17	—	—	17
Mark-to-market derivative liabilities	—	14	—	14
Total liabilities	17	14	—	31
Total assets (liabilities)	$33	$(14)	$—	$19

Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operation, maintenance and repair projects. Long-term restricted funds of less than $1 million and $1 million were included in other long-term assets on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, respectively.
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
Mark-to-market derivative assets and liabilities—The Company utilizes fixed-to-floating interest rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company also employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and forward starting interest rate swaps, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets on the Consolidated Balance Sheets.
Note 19: Leases
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $147 million and $147 million as of December 31, 2019 and 2018, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.

The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $4 million in 2020 through 2024, and $54 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases presented on the Consolidated Balance Sheets were $16 million for the year ended December 31, 2019. Rental expenses under operating leases which included variable and short-term lease costs were $35 million and $29 million for the years ended December 31, 2018 and 2017, respectively.
Presented in the table below is supplemental cash flow information for the year ended December 31:

2019
Cash paid for amounts in lease liabilities (a)	$16
Right-of-use assets obtained in exchange for new operating lease liabilities	121

(a)	Includes operating and financing cash flows from operating and finance leases.
Presented in the table below are the weighed-average remaining lease terms and the weighted-average discount rates for finance and operating leases:

As of December 31, 2019
Weighted-average remaining lease term:
Finance lease	6 years
Operating leases	19 years

Weighted-average discount rate:
Finance lease	12%
Operating leases	4%

Presented in the table below are the future maturities of lease liabilities at December 31, 2019:

Amount
2020	$14
2021	13
2022	11
2023	7
2024	7
Thereafter	100
Total lease payments	152
Imputed interest	(53)
Total	$99

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
The Regulated Businesses segment is the largest component of the Company’s business and includes subsidiaries that provide water and wastewater services to customers in 16 states.
The Company’s primary Market-Based Businesses include the Homeowner Services Group, which provides various warranty protection programs and other home services to residential customers, and the Military Services Group, which enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations.
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
Presented in the tables below is summarized segment information as of and for the years ended December 31:

	2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$3,094	$539	$(23)	$3,610
Depreciation and amortization	529	37	16	582
Total operating expenses, net	1,964	480	(4)	2,440
Interest, net	(295)	5	(92)	(382)
Income before income taxes	869	66	(102)	833
Provision for income taxes	215	20	(23)	212
Net income attributable to common shareholders	654	46	(79)	621
Total assets	20,318	1,008	1,356	22,682
Cash paid for capital expenditures	1,627	13	14	1,654

	2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,984	$476	$(20)	$3,440
Depreciation and amortization	500	29	16	545
Impairment charge	—	57	—	57
Total operating expenses, net	1,912	441	(15)	2,338
Interest, net	(280)	4	(74)	(350)
Income before income taxes	826	41	(80)	787
Provision for income taxes	224	11	(13)	222
Net income attributable to common shareholders	602	32	(67)	567
Total assets	18,680	999	1,544	21,223
Cash paid for capital expenditures	1,477	13	96	1,586

	2017
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,958	$422	$(23)	$3,357
Depreciation and amortization	462	18	12	492
Total operating expenses, net	1,766	360	(22)	2,104
Interest, net	(268)	3	(77)	(342)
Income before income taxes	925	66	(79)	912
Provision for income taxes	366	28	92	486
Net income attributable to common shareholders	559	38	(171)	426
Total assets	17,602	599	1,281	19,482
Cash paid for capital expenditures	1,316	18	100	1,434

Note 21: Unaudited Quarterly Data
Presented in the tables below are supplemental, unaudited, consolidated, quarterly financial data for each of the four quarters in the years ended December 31, 2019 and 2018, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$813	$882	$1,013	$902
Operating income	238	302	406	224
Net income attributable to common shareholders	113	170	240	98
Basic earnings per share: (a)
Net income attributable to common shareholders	$0.62	$0.94	$1.33	$0.54
Diluted earnings per share:
Net income attributable to common shareholders	0.62	0.94	1.33	0.54

(a)	Amounts may not sum due to rounding.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$761	$853	$976	$850
Operating income	217	302	335	248
Net income attributable to common shareholders	106	162	187	112
Basic earnings per share:
Net income attributable to common shareholders	$0.60	$0.90	$1.04	$0.62
Diluted earnings per share: (a)
Net income attributable to common shareholders	0.59	0.91	1.04	0.62

(a)	Amounts may not sum due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by or under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect its transactions and dispositions of its assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and its directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, as of December 31, 2019, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Approval of CEO Compensation Arrangements with Walter J. Lynch
As previously disclosed, in response to the previously announced retirement of Susan N. Story, the Company’s President and Chief Executive Officer, effective April 1, 2020, and in accordance with the existing succession plan of the Company’s Board of Directors (the “Board”) for the Company’s principal executive officer position, on December 6, 2019, the Board elected Walter J. Lynch, the Company’s current Executive Vice President and Chief Operating Officer, to serve as successor to Susan N. Story, effective April 1, 2020. To provide for Mr. Lynch’s compensation in his new role, the Company and Mr. Lynch have executed an employment offer letter, dated February 12, 2020 and effective April 1, 2020, which was unanimously approved by the independent members of the Board upon the unanimous recommendation of the Executive Development and Compensation Committee and its independent compensation consultant.
The employment offer letter provides for the following terms, effective April 1, 2020:

•	Mr. Lynch’s annual base salary is to be set at $925,000.

•
Mr. Lynch is to receive a 2020 target award under the Annual Performance Plan (the “APP”) as President and Chief Executive Officer. His target award opportunity is to be set at 100% of his annual base salary, which will be prorated to reflect the portions of the year he serves as Executive Vice President and Chief Operating Officer and will serve as President and Chief Executive Officer. His performance goals to be used to determine the corporate performance factor with respect to his 2020 APP award will be the same as those in his 2019 APP award.

•
Mr. Lynch was granted LTPP awards under the Company’s 2017 Omnibus Equity Compensation Plan pursuant to the terms of the Company’s 2020 Long-Term Performance Plan (“LTPP”). In addition to standard LTPP awards granted to him on February 11, 2020 in his role as Executive Vice President and Chief Operating Officer (which were based on his current target award opportunity percentage of 165% and annual base salary of approximately $634,000), he was granted additional LTPP awards effective April 1, 2020 equal to the difference between the fair value of LTPP grants he would be eligible to receive as President and Chief Executive Officer as of April 1, 2020 based on a target award opportunity of 275% and his then annual base salary, and the fair value of the February 11, 2020 LTPP grants. The April 1, 2020 LTPP awards have standard terms and vesting conditions substantially similar to those granted to Mr. Lynch in February 2020. All of Mr. Lynch’s 2020 LTPP awards will include the post-retirement continued vesting provisions applicable to the Company’s executives serving in the CEO, CFO and COO roles.

•
Mr. Lynch will continue to participate in the Company’s Executive Severance Policy. Under this policy, in the event Mr. Lynch’s employment as President and Chief Executive Officer is terminated by the Company without cause (as determined by the Board of Directors), he would be eligible to receive salary continuation and COBRA benefits, and would continue to participate in any Company-sponsored life insurance plan, for a period of 18 months following the date of termination. In that circumstance, he also would receive a pro rata APP award for the year in which the termination of employment occurs, to the extent such payment is provided for under the terms of the applicable APP award.

•	Mr. Lynch will continue to be eligible to receive benefits as provided under the Company’s qualified and nonqualified defined benefit pension plans, as they may be in effect from time to time.

•	Mr. Lynch will continue to be eligible to participate in the Company’s employee nonqualified deferred compensation plan and its 401(k) savings plan.

•
Mr. Lynch will continue to be subject to the Company’s executive stock ownership guidelines. Beginning April 1, 2020, he will be required to own common stock with a value of at least six times his annual base salary.

Election of Mr. Lynch to the Board
On February 12, 2020, the Board unanimously approved the election of Mr. Lynch, effective April 1, 2020, to fill the vacancy to be created when Ms. Story retires and steps down from the Board. Mr. Lynch will serve a term to commence April 1, 2020 and ending on the date of the Company’s 2020 Annual Meeting of Shareholders (the “Annual Meeting”), and until his successor has been elected and qualified, or until his earlier death, resignation or removal. Mr. Lynch will not serve on any committees of the Board. On that same day, the Board nominated Mr. Lynch, effective April 1, 2020, as a nominee for election as a director at the Annual Meeting, to serve a term commencing on the date of the Annual Meeting and ending on the date of the Company’s 2021 Annual Meeting of Shareholders, and until his successor has been elected and qualified, or until his earlier death, resignation or removal.
Other than as part of or in connection with the compensatory and other arrangements with Mr. Lynch described above, in connection with his election to the Board, (i) there are no other arrangements or understandings between Mr. Lynch and any other person, pursuant to which Mr. Lynch was selected as a director, (ii) no material plan, contract or arrangement has been entered into with Mr. Lynch, and no such plan, contract or arrangement with Mr. Lynch has been materially amended, and (iii) no grant of any award to Mr. Lynch or modification of an existing award has been made. Also, Mr. Lynch does not have any direct or indirect material interest in any transaction that would require reporting under Item 404(a) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item and not given below or in Item 1—Business—Executive Officers of this Form 10-K, is incorporated by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Board of Directors and Corporate Governance” and “Proposal 1—Election of Directors.”
The Company has adopted a Code of Ethics, which applies to directors, officers and employees. The full text of the Code of Ethics is publicly available on the Company’s website at https://amwater.com. The Company intends to post on its website any amendments to the Code of Ethics and any waivers of such provisions granted to certain principal officers.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, under the captions entitled “Proposal 1—Election of Directors—Director Compensation Table,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, under the captions entitled “Certain Beneficial Ownership Matters—Security Ownership of Management,” “Certain Beneficial Ownership Matters—Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, under the caption entitled “Board of Directors and Corporate Governance—Board Review of Related Person Transactions” and “Proposal 1—Election of Directors—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, under the caption entitled “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Services Provided by Independent Registered Public Accounting Firm.”

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

3.
Exhibits. The list of documents contained in “Exhibit Index” below is provided in response to this Item 15(a). The warranties, representations and covenants contained in any of the agreements included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s or its subsidiaries’ securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

The responses to Items 15(b) and (c) of Form 10-K are included above in response to Item 15(a).
EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1#
Stock Purchase Agreement, dated November 20, 2019, by and among American Water Works Company, Inc., New York American Water Company, Inc. and Liberty Utilities Co. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed November 20, 2019).

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

4.16
Officers’ Certificate, dated May 13, 2019, establishing the 3.450% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 13, 2019).

4.17
Officers’ Certificate, dated May 13, 2019, establishing 4.150% Senior Notes due 2049 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 13, 2019).

Exhibit Number	Exhibit Description
4.20	Description of American Water Works Company, Inc.’s Equity Securities (filed herewith).
10.1.1
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

10.1.2
Extension Agreement, dated as of April 9, 2019, among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.17.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

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

10.3.1*
Amended and Restated Letter Agreement between Loyd Warnock and American Water Works Company, Inc., dated May 7, 2014 (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 25, 2016).

10.3.2*
Amendment, dated April 25, 2018, to Amended and Restated Letter Agreement between Loyd Warnock and American Water Works Company, Inc. (incorporated by reference to Exhibit 10.2.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.3.3*
Amendment, dated July 25, 2019, to Amended and Restated Letter Agreement between Loyd Warnock and American Water Works Company, Inc. (incorporated by reference to Exhibit 10.1.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 30, 2019).

10.4.1*
Letter Agreement, dated February 17, 2015, between Michael A. Sgro and American Water Works Company, Inc. (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

10.4.2*
Amendment, dated December 6, 2018, to Letter Agreement between Michael A. Sgro and American Water Works Company, Inc. (incorporated by reference to Exhibit 10.6.2 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2019).

10.5*
Executive Employment Agreement, dated November 1, 2018, between Radhakrishnan Swaminathan and American Water Works Service Company, Inc. (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2019).

10.6*
Offer Letter for Employment, dated May 1, 2019, between American Water Works Company, Inc. and M. Susan Hardwick (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 31, 2019).

10.7*
Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.8*
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

10.9.2*
Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.9.2 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2019).

10.9.3*
Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of June 1, 2018 (incorporated by reference to Exhibit 10.9.3 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2019).

10.9.4*
Amendment No. 2019-1 to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, as amended and restated, effective as of November 1, 2019 (incorporated by reference to Exhibit 4.1.2 to American Water Works Company, Inc.’s Registration Statement on Form S-8, File No. 333-235598, filed December 19. 2019).

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

10.12*
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

10.13.3*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan May 2014 Nonqualified Stock Option Grant Form for Susan N. Story (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.13.5*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.13.10 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 25, 2016).

10.13.6*
Amendment to American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.13.11 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 25, 2016).

Exhibit Number	Exhibit Description
10.13.7*
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

10.13.14*
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

10.13.23*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2012 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2012).

10.13.24*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 7, 2013).

10.13.25*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.13.26*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).

10.13.27*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 3, 2016).

10.14.1*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2017).

10.14.2*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.3*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (for certain executives) (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.4*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.5*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (for certain executives) (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.6*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (for Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.7*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (for Loyd A. Warnock) (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

Exhibit Number	Exhibit Description
10.14.8*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.9*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for certain executives) (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.10*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.11*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for Loyd A. Warnock) (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.12*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for Radhakrishnan Swaminathan), (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.13*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 31, 2019).

10.14.14*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for Brian Chin) (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 31, 2019).

10.14.15*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.16*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-2 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.17*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.18*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-2 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.19*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.20*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-2 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.21*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-3 (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.22*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A (for Loyd A. Warnock) (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.23*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.24*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-2 (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.25*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-3 (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.26*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B (for Loyd A. Warnock) (incorporated by reference to Exhibit 10.14 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.27*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.28*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-2 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.29*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-3 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.30*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A (for Loyd A. Warnock), (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.31*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A (for Radhakrishnan Swaminathan), (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.32*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 31, 2019).

10.14.33*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-1 (corrected) (filed herewith).
10.14.34*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-3 (corrected) (filed herewith).
10.14.35*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B (corrected) (for Loyd A. Warnock) (filed herewith).
10.14.36*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B (corrected) (for M. Susan Hardwick) (filed herewith).

Exhibit Number	Exhibit Description
10.14.37*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.38*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 1, 2018).

10.14.39*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 31, 2019).

10.15*
American Water Works Company, Inc. Executive Severance Policy, dated as of December 16, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 3, 2010).

10.16.1*	American Water Works Company, Inc. Pension Plan for Employees, amended and restated effective January 1, 2016 (filed herewith)
10.16.2*	American Water Works Company, Inc. Amendment Two to the Pension Plan for Employees, amended and restated effective January 1, 2016 (filed herewith)
21.1	Subsidiaries of American Water Works Company, Inc. (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Susan N. Story, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
32.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish the omitted schedules and exhibits to the SEC upon request.

*	Denotes a management contract or compensatory plan or arrangement.
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
The Stock Purchase Agreement filed as Exhibit 2.1 herewith has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Stock Purchase Agreement (i) were made by the parties thereto only for purposes of that agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the Stock Purchase Agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Stock Purchase Agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the Stock Purchase Agreement instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.
Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto, or any of their respective subsidiaries or affiliates. Additionally, the representations, warranties, covenants, conditions and other terms of the Stock Purchase Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Stock Purchase Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. The Stock Purchase Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company and its New York subsidiary that is or will be contained in, or incorporated by reference into, the reports and other documents that are filed by the Company with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2020.

AMERICAN WATER WORKS COMPANY, INC.
BY:	/s/ SUSAN N. STORY
Susan N. Story
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 18th day of February, 2020, by the following persons in the capacities indicated.

/s/ SUSAN N. STORY	/s/ JEFFREY N. EDWARDS
Susan N. Story President and Chief Executive Officer (Principal Executive Officer and Director)	Jeffrey N. Edwards (Director)
/s/ M. SUSAN HARDWICK	/s/ MARTHA CLARK GOSS
M. Susan Hardwick Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Martha Clark Goss (Director)
/s/ MELISSA K. WIKLE	/s/ VERONICA M. HAGEN
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)	Veronica M. Hagen (Director)
/s/ KIMBERLY J. HARRIS	/s/ JULIA L. JOHNSON
Kimberly J. Harris (Director)	Julia L. Johnson (Director)
/s/ PATRICIA L. KAMPLING	/s/ KARL F. KURZ
Patricia L. Kampling (Director)	Karl F. Kurz (Director)
/s/ GEORGE MacKENZIE	/s/ JAMES G. STAVRIDIS
George MacKenzie (Director)	James G. Stavridis (Director)