Form 10-Q
period 2020-03-31
American Water Works Company, Inc.
filed 2020-05-06
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2020
Common Stock, $0.01 par value per share	181,022,922

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.

i

FORWARD-LOOKING STATEMENTS
Statements included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and filings to address regulatory lag; growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity, the completion of the announced sale of New York American Water Company, Inc. and the amount of proceeds anticipated to be received therefrom; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the ability to execute its current and long-term business, operational and capital expenditures strategies; its ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets; the outcome and impact on the Company of legal and similar governmental and regulatory proceedings and related potential fines, penalties and other sanctions; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the impacts to the Company of the current pandemic health event resulting from the novel coronavirus (“COVID-19”); the ability to capitalize on existing or future utility privatization opportunities; trends in the industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and projected impacts that the Tax Cuts and Jobs Act (the “TCJA”) may have on the Company and on its business, results of operations, cash flows and liquidity.
Forward-looking statements are predictions based on the Company’s current expectations and assumptions regarding future events. They are not guarantees or assurances of any outcomes, financial results, levels of activity, performance or achievements, and readers are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of estimates, assumptions, known and unknown risks, uncertainties and other factors. The Company’s actual results may vary materially from those discussed in the forward-looking statements included herein as a result of the following important factors:

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower customer rates and regulatory responses to the COVID-19 pandemic;

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

•
weather conditions and events, climate variability patterns, and natural disasters, including drought or abnormally high rainfall, prolonged and abnormal ice or freezing conditions, strong winds, coastal and intercoastal flooding, pandemics (including COVID-19) and epidemics, earthquakes, landslides, hurricanes, tornadoes, wildfires, electrical storms, sinkholes and solar flares;

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

•	the Company’s ability to obtain permits and other approvals for projects;

•	changes in the Company’s capital requirements;

•	the Company’s ability to control operating expenses and to achieve operating efficiencies;

•	the intentional or unintentional actions of a third party, including contamination of the Company’s water supplies or water provided to its customers;

•	the Company’s ability to obtain adequate and cost-effective supplies of equipment, chemicals, electricity, fuel, water and other raw materials;

•
the Company’s ability to successfully meet growth projections for the Regulated Businesses and the Market-Based Businesses (each as defined in this Form 10-Q), either individually or in the aggregate, and capitalize on growth opportunities, including, among other things, with respect to:

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

•
changes in general economic, political, business and financial market conditions, including without limitation conditions and collateral consequences associated with the current pandemic health event resulting from COVID-19;

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
These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above, and the risk factors and other statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”) and in this Form 10-Q, and readers should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements the Company makes shall speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, the Company does not have any obligation, and it specifically disclaims any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on the Company’s businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Property, plant and equipment	$24,351	$23,941
Accumulated depreciation	(5,763)	(5,709)
Property, plant and equipment, net	18,588	18,232
Current assets:
Cash and cash equivalents	556	60
Restricted funds	33	31
Accounts receivable, net of allowance for uncollectible accounts of $40 and $41, respectively	292	294
Unbilled revenues	172	172
Materials and supplies	50	44
Assets held for sale	579	566
Other	119	118
Total current assets	1,801	1,285
Regulatory and other long-term assets:
Regulatory assets	1,132	1,128
Operating lease right-of-use assets	101	103
Goodwill	1,499	1,501
Postretirement benefit assets	158	159
Intangible assets	64	67
Other	203	207
Total regulatory and other long-term assets	3,157	3,165
Total assets	$23,546	$22,682
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 186,188,334 and 185,903,727 shares issued, respectively)	$2	$2
Paid-in-capital	6,713	6,700
Accumulated deficit	(83)	(207)
Accumulated other comprehensive loss	(41)	(36)
Treasury stock, at cost (5,167,039 and 5,090,855 shares, respectively)	(348)	(338)
Total common shareholders' equity	6,243	6,121
Long-term debt	8,621	8,639
Redeemable preferred stock at redemption value	4	5
Total long-term debt	8,625	8,644
Total capitalization	14,868	14,765
Current liabilities:
Short-term debt	1,641	786
Current portion of long-term debt	49	28
Accounts payable	152	203
Accrued liabilities	476	596
Accrued taxes	64	46
Accrued interest	91	84
Liabilities related to assets held for sale	130	128
Other	164	174
Total current liabilities	2,767	2,045
Regulatory and other long-term liabilities:
Advances for construction	259	240
Deferred income taxes and investment tax credits	1,929	1,893
Regulatory liabilities	1,795	1,806
Operating lease liabilities	87	89
Accrued pension expense	404	411
Other	75	78
Total regulatory and other long-term liabilities	4,549	4,517
Contributions in aid of construction	1,362	1,355
Commitments and contingencies (See Note 10)
Total capitalization and liabilities	$23,546	$22,682
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Operating revenues	$844	$813
Operating expenses:
Operation and maintenance	383	365
Depreciation and amortization	145	144
General taxes	77	69
(Gain) on asset dispositions and purchases	—	(3)
Total operating expenses, net	605	575
Operating income	239	238
Other income (expense):
Interest, net	(96)	(93)
Non-operating benefit costs, net	13	4
Other, net	3	3
Total other income (expense)	(80)	(86)
Income before income taxes	159	152
Provision for income taxes	35	39
Net income attributable to common shareholders	$124	$113

Basic earnings per share:
Net income attributable to common shareholders	$0.69	$0.62
Diluted earnings per share: (a)
Net income attributable to common shareholders	$0.68	$0.62
Weighted-average common shares outstanding:
Basic	181	181
Diluted	181	181

(a)	Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2020	2019
Net income attributable to common shareholders	$124	$113
Other comprehensive income (loss), net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 and $0 for the three months ended March 31, 2020 and 2019, respectively	1	1
Unrealized loss on cash flow hedges, net of tax of $(2) and $(6) for the three months ended March 31, 2020 and 2019, respectively	(6)	(14)
Net other comprehensive income (loss)	(5)	(13)
Comprehensive income attributable to common shareholders	$119	$100
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$124	$113
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	145	144
Deferred income taxes and amortization of investment tax credits	38	35
Provision for losses on accounts receivable	6	4
Gain on asset dispositions and purchases	—	(3)
Pension and non-pension postretirement benefits	(1)	5
Other non-cash, net	(18)	(28)
Changes in assets and liabilities:
Receivables and unbilled revenues	(4)	5
Pension and postretirement benefit contributions	(10)	(7)
Accounts payable and accrued liabilities	(91)	(87)
Other assets and liabilities, net	(9)	(13)
Net cash provided by operating activities	180	168
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(408)	(326)
Acquisitions, net of cash acquired	(21)	(22)
Proceeds from sale of assets	2	15
Removal costs from property, plant and equipment retirements, net	(23)	(18)
Net cash used in investing activities	(450)	(351)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	8	2
Repayments of long-term debt	(6)	(12)
Proceeds from term loan	500	—
Net proceeds from revolving credit facility borrowings	215	—
Net short-term borrowings with maturities less than three months	139	237
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $11 and $6 for the three months ended March 31, 2020 and 2019, respectively	(5)	(1)
Advances and contributions for construction, net of refunds of $8 and $9 for the three months ended March 31, 2020 and 2019, respectively	7	2
Dividends paid	(90)	(82)
Anti-dilutive share repurchases	—	(36)
Net cash provided by financing activities	768	110
Net increase (decrease) in cash, cash equivalents and restricted funds	498	(73)
Cash, cash equivalents and restricted funds at beginning of period	91	159
Cash, cash equivalents and restricted funds at end of period	$589	$86
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$256	$184

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2019	185.9	$2	$6,700	$(207)	$(36)	(5.1)	$(338)	$6,121
Net income attributable to common shareholders	—	—	—	124	—	—	—	124
Common stock issuances (a)	0.3	—	13	—	—	(0.1)	(10)	3
Net other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Balance as of March 31, 2020	186.2	$2	$6,713	$(83)	$(41)	(5.2)	$(348)	$6,243

(a)	Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2018	185.4	$2	$6,657	$(464)	$(34)	(4.7)	$(297)	$5,864
Cumulative effect of change in accounting principle	—	—	—	(2)	—	—	—	(2)
Net income attributable to common shareholders	—	—	—	113	—	—	—	113
Common stock issuances (a)	0.2	—	11	—	—	(0.1)	(5)	6
Repurchases of common stock	—	—	—	—	—	(0.3)	(36)	(36)
Net other comprehensive loss	—	—	—	—	(13)	—	—	(13)
Balance as of March 31, 2019	185.6	$2	$6,668	$(353)	$(47)	(5.1)	$(338)	$5,932

(a)	Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2020, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
The unaudited Consolidated Financial Statements and Notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, primarily due to the seasonality of the Company’s operations.
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2020:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
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
		January 1, 2020	Modified retrospective	The standard did not have a material impact on the Consolidated Financial Statements.
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
		January 1, 2020	Prospective for added disclosures and for the narrative description of measurement uncertainty; retrospective for all other amendments.	The standard did not have a material impact on the Consolidated Financial Statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Provided optional guidance for a limited time to ease the potential accounting burden associated with the transition from LIBOR. The guidance contains optional expedients and exceptions for contract modifications, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued. The expedients elected must be applied for all eligible contracts or transactions, with the exception of hedging relationships, which can be applied on an individual basis
		March 12, 2020 through December 31, 2022	Prospective for contract modifications and hedging relationships; applied as of January 1, 2020.	The standard did not have a material impact on the Consolidated Financial Statements.

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of March 31, 2020:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Simplifying the Accounting for Income Taxes
The guidance removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.

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

Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended March 31:

	2020	2019
Cash and cash equivalents	$556	$63
Restricted funds	33	22
Restricted funds included in other long-term assets	—	1
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$589	$86

Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowances for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Revenue Recognition
Disaggregated Revenues
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company also operates market-based businesses that provide complementary services to residential and smaller commercial customers, the U.S. government on military installations, as well as municipalities, utilities and industrial customers, collectively presented as the “Market-Based Businesses.”

Presented in the table below are operating revenues disaggregated for the three months ended March 31, 2020:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$399	$—	$399
Commercial	142	—	142
Fire service	37	—	37
Industrial	32	—	32
Public and other	49	—	49
Total water services	659	—	659
Wastewater services:
Residential	31	—	31
Commercial	8	—	8
Industrial	1	—	1
Public and other	3	—	3
Total wastewater services	43	—	43
Miscellaneous utility charges	8	—	8
Alternative revenue programs	—	7	7
Lease contract revenue	—	3	3
Total Regulated Businesses	710	10	720
Market-Based Businesses	128	—	128
Other	(4)	—	(4)
Total operating revenues	$834	$10	$844

(a)
Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s Market-Based Businesses, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts and home warranty protection program contracts and are recognized as revenue when the associated performance obligations are satisfied.
Contract assets of $17 million and $13 million are included in unbilled revenues on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. There were $11 million of contract assets added during the three months ended March 31, 2020, and $7 million of contract assets were transferred to accounts receivable during the same period.
Contract liabilities of $34 million and $27 million are included in other current liabilities on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. There were $36 million of contract liabilities added during the three months ended March 31, 2020, and $29 million of contract liabilities were recognized as revenue during the same period.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of March 31, 2020, the Company’s operation and maintenance (“O&M”) and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2070 and have RPOs of $5.4 billion as of March 31, 2020, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2021 and 2038 and have RPOs of $537 million as of March 31, 2020, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 4: Acquisitions and Divestitures
During the three months ended March 31, 2020, the Company closed on the acquisition of two regulated water systems for a total aggregate purchase price of $21 million, including the acquisition of the water system assets of the California based Fruitridge Vista Water Company (“Fruitridge”), on February 4, 2020. Assets acquired from these acquisitions, principally utility plant, totaling $23 million, and liabilities assumed totaling $2 million. The Fruitridge acquisition was accounted for as a business combination, as the Company continues to grow its business through regulated acquisitions. The preliminary purchase price allocations related to the Fruitridge acquisition will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.
Assets Held for Sale
On November 20, 2019, the Company and the Company’s New York subsidiary, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s New York operations have approximately 125,000 customer connections in the State of New York. Algonquin Power & Utilities Corp., Liberty’s parent company, executed and delivered an absolute and unconditional guaranty of the performance of the obligations of Liberty under the Stock Purchase Agreement. Progress toward completion of the transaction continues and the Company currently estimates that the Stock Purchase will be completed as soon as practicable which is anticipated to be no later than early 2021. Accordingly, the assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of March 31, 2020.
Presented in the table below are the components of assets held for sale and liabilities related to assets held for sale of the New York subsidiary as of March 31, 2020:

March 31, 2020
Current assets	$13
Property, plant and equipment	468
Regulatory assets	54
Goodwill	39
Other assets	5
Assets held for sale	$579
Current liabilities	25
Deferred income taxes	68
Regulatory liabilities	37
Liabilities related to assets held for sale	$130

Note 5: Shareholders' Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2020 and 2019, respectively:

	Defined Benefit Pension Plans			Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2019	$(94)	$1	$60	$—	$(3)	$(36)
Other comprehensive loss before reclassifications	—	—	—	—	(6)	(6)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	—	(6)	(5)
Balance as of March 31, 2020	$(94)	$1	$61	$—	$(9)	$(41)

Balance as of December 31, 2018	$(102)	$1	$56	$1	$10	$(34)
Other comprehensive loss before reclassifications	—	—	—	—	(14)	(14)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	—	(14)	(13)
Balance as of March 31, 2019	$(102)	$1	$57	$1	$(4)	$(47)

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
Dividends
On March 4, 2020, the Company paid a cash dividend of $0.50 per share to shareholders of record as of February 7, 2020.
On April 29, 2020, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.55 per share, payable on June 2, 2020 to shareholders of record as of May 12, 2020. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 6: Long-Term Debt
On April 14, 2020, American Water Capital Corp. (“AWCC”) completed a $1.0 billion debt offering which included the sale of $500 million aggregate principal amount of its 2.80% senior notes due 2030 and $500 million aggregate principal amount of its 3.45% senior notes due 2050. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $989 million. AWCC will use the net proceeds of this offering: (i) to lend funds to parent company and its regulated subsidiaries; (ii) to fund sinking fund payments for, and to repay at maturity, $28 million in aggregate principal amount of outstanding long-term debt of AWCC and certain of the Company’s regulated subsidiaries; (iii) to repay AWCC’s commercial paper obligations; and (iv) for general corporate purposes, including potentially to repay outstanding short-term indebtedness under AWCC’s $750 million Term Loan Facility (as defined in Note 7—Short-Term Debt) and its $2.25 billion unsecured revolving credit facility.

During March 2020, the Company entered into four 10-year treasury lock agreements, each with a notional amount of $100 million, to reduce interest rate exposure on debt, which was subsequently issued on April 14, 2020. These treasury lock agreements had an average fixed rate of 0.94%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. On April 8, 2020 the Company terminated these four treasury lock agreements with an aggregate notional amount of $400 million, realizing a net loss of $6 million, to be amortized through interest, net over a 10 year period, in accordance with the terms of the $1.0 billion new debt issued on April 14, 2020. No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2020 and 2019.
During the three months ended March 31, 2020, the Company’s regulated subsidiaries issued $8 million of private activity bonds and government funded debt with rates ranging from 0.00% to 5.00%, maturing in 2021 through 2048. During the three months ended March 31, 2020, AWCC, along with the Company’s regulated subsidiaries, retired or paid at maturity $6 million of various long-term debt with rates ranging from 0.00% to 12.25%, maturing in 2020 through 2048.
Presented in the table below are the gross fair values of the Company’s derivative liabilities, as well as the location of the liability balances on the Consolidated Balance Sheets:

Derivative Instrument	Derivative Designation	Balance Sheet Classification	March 31, 2020	December 31, 2019
Liability derivative:
Treasury lock agreements	Cash flow hedge	Other current liabilities	$8	$—

Note 7: Short-Term Debt
On March 20, 2020, AWCC entered into a Term Loan Credit Agreement, by and among American Water, AWCC and the lenders party thereto, which provides for a term loan facility of up to $750 million (the “Term Loan Facility”). On March 20, 2020, AWCC borrowed $500 million under the Term Loan Facility, the proceeds of which are to be used for general corporate purposes of AWCC and American Water, and to provide additional liquidity. The Term Loan Facility allows for a single additional borrowing of up to $250 million on or before June 19, 2020 and requires AWCC to pay a commitment fee of 0.20% per year based on the daily amount of unutilized commitments. The Term Loan Facility commitments terminate on March 19, 2021. AWCC may from time to time prepay all or a portion of amounts due under the Term Loan Facility without any premium or penalty; however, any repaid amounts may not be reborrowed. Borrowings under the Term Loan Facility bear interest at a variable annual rate based on the London interbank market rate, or LIBOR, plus a margin of 0.80%, or at AWCC’s election, a base rate per year based on other market interest rates. The credit agreement for the Term Loan Facility contains the same affirmative and negative covenants and events of default as under AWCC’s $2.25 billion revolving credit facility. As of March 31, 2020, $500 million of principal was outstanding under the Term Loan Facility.
On April 1, 2020, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, pursuant to the terms of the credit agreement, from March 21, 2024 to March 21, 2025. As of March 31, 2020, AWCC had $215 million outstanding borrowings and $76 million of outstanding letters of credit under the revolving credit facility, and $926 million of outstanding commercial paper, with $1.03 billion available to fulfill short-term liquidity needs and to issue letters of credit. The weighted-average interest rate on AWCC short-term borrowings outstanding was approximately 1.83% and 1.86% at March 31, 2020 and December 31, 2019, respectively.
Note 8: Income Taxes
The Company’s effective income tax rate was 22.0% and 25.7% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the Company’s effective income tax rate was primarily due to the amortization of the excess accumulated deferred income taxes resulting from the Tax Cuts and Jobs Act, which began in the second quarter of 2019, and an increase in stock option benefit.

Note 9: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit cost (credit):

	For the Three Months Ended March 31,
	2020	2019
Components of net periodic pension benefit cost:
Service cost	$8	$7
Interest cost	19	20
Expected return on plan assets	(28)	(22)
Amortization of prior service credit	(1)	(1)
Amortization of actuarial loss	8	8
Net periodic pension benefit cost	$6	$12

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1
Interest cost	3	3
Expected return on plan assets	(4)	(4)
Amortization of prior service credit	(8)	(8)
Amortization of actuarial loss	1	1
Net periodic other postretirement benefit credit	$(7)	$(7)

The Company contributed $10 million for the funding of its defined benefit pension plans for the three months ended March 31, 2020 and made $7 million of funding contributions for the three months ended March 31, 2019. The Company made no contributions for the funding of its other postretirement benefit plans for each of the three months ended March 31, 2020 and 2019. The Company expects to make pension contributions to the plan trusts of up to $30 million during the remainder of 2020.
Note 10: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of March 31, 2020, the Company has accrued approximately $12 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $2 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 10—Commitments and Contingencies, will not have a material adverse effect on the Company.
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
The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of March 31, 2020, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of March 31, 2020 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a final determination on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.

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
In October 2017, WVAWC filed with the court a motion seeking to dismiss all of the Jeffries plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserted that the Public Service Commission of West Virginia, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. In May, 2018, the court, at a hearing, denied WVAWC’s motion to apply the primary jurisdiction doctrine, and in October, 2018, the court issued a written order to that effect. On February 21, 2019, the court issued an order denying WVAWC’s motion to dismiss the Jeffries plaintiffs’ tort claims. On August 21, 2019, the court set a procedural schedule in this case, including a trial date of September 21, 2020. Discovery in this case is ongoing. On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. A hearing on class certification was held on March 11, 2020, followed by a status conference on April 7, 2020. This motion remains pending.
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
On November 22, 2019, the Tennessee-American Water Defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted, and, with respect to the Company, for lack of personal jurisdiction. A hearing on this motion was held on February 18, 2020. The motion to dismiss remains pending.
The Tennessee-American Water Defendants believe that they have meritorious defenses to the claims raised in this class action complaint, and they are vigorously defending themselves against these allegations. The Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of such losses related to this proceeding.

Note 11: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to common shareholders	$124	$113

Denominator:
Weighted-average common shares outstanding—Basic	181	181
Effect of dilutive common stock equivalents	—	—
Weighted-average common shares outstanding—Diluted	181	181

The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units and performance stock units granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding restricted stock units and performance stock units granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three months ended March 31, 2020 and 2019 because their effect would have been anti-dilutive under the treasury stock method.
Note 12: Fair Value of Financial Information
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	Carrying Amount	At Fair Value as of March 31, 2020
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$6	$—	$—	$7	$7
Long-term debt (excluding finance lease obligations)	8,667	7,456	404	1,616	9,476

	Carrying Amount	At Fair Value as of December 31, 2019
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$7	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	8,664	7,689	417	1,664	9,770

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	At Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$33	$—	$—	$33
Rabbi trust investments	16	—	—	16
Deposits	4	—	—	4
Other investments	10	—	—	10
Total assets	63	—	—	63

Liabilities:
Deferred compensation obligations	20	—	—	20
Mark-to-market derivative liabilities	—	8	—	8
Total liabilities	20	8	—	28
Total assets (liabilities)	$43	$(8)	$—	$35

	At Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$31	$—	$—	$31
Rabbi trust investments	17	—	—	17
Deposits	3	—	—	3
Other investments	8	—	—	8
Total assets	59	—	—	59

Liabilities:
Deferred compensation obligations	21	—	—	21
Total liabilities	21	—	—	21
Total assets	$38	$—	$—	$38

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

Mark-to-market derivative assets and liabilities—The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company also employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and treasury lock agreements, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets on the Consolidated Balance Sheets.
Note 13: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 40 years, seven years, and five years, respectively. Certain lease agreements include variable rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $147 million as of March 31, 2020 and December 31, 2019. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $4 million in 2020 through 2024, and $56 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases were $4 million for the three months ended March 31, 2020.
Presented in the table below is supplemental cash flow information:

For the Three Months Ended March 31, 2020
Cash paid for amounts in lease liabilities (a)	$3

(a)	Includes operating and financing cash flows from operating and finance leases.
Presented in the table below are the weighed-average remaining lease terms and the weighted-average discount rates for finance and operating leases:

As of March 31, 2020
Weighted-average remaining lease term:
Finance lease	6 years
Operating leases	19 years

Weighted-average discount rate:
Finance lease	12%
Operating leases	4%

Presented in the table below are the future maturities of lease liabilities at March 31, 2020:

Amount
2020	$11
2021	13
2022	11
2023	7
2024	7
Thereafter	100
Total lease payments	149
Imputed interest	(52)
Total	$97

Note 14: Segment Information
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
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended March 31, 2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$720	$128	$(4)	$844
Depreciation and amortization	135	6	4	145
Total operating expenses, net	503	99	3	605
Interest, net	(72)	1	(25)	(96)
Income before income taxes	162	30	(33)	159
Provision for income taxes	40	8	(13)	35
Net income attributable to common shareholders	123	22	(21)	124
Total assets	20,575	1,037	1,934	23,546
Cash paid for capital expenditures	404	3	1	408

	As of or for the Three Months Ended March 31, 2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$685	$134	$(6)	$813
Depreciation and amortization	130	9	5	144
Total operating expenses, net	470	108	(3)	575
Interest, net	(73)	1	(21)	(93)
Income before income taxes	150	27	(25)	152
Provision for income taxes	40	7	(8)	39
Net income attributable to common shareholders	110	20	(17)	113
Total assets	18,937	1,019	1,508	21,464
Cash paid for capital expenditures	315	4	7	326

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, and in the Company’s Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements,” and elsewhere in this Form 10-Q. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The committee is actively involved in the review and discussion of the Company’s SEC filings.
Overview
American Water is the largest and most geographically diverse, publicly traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” Services provided by the Company’s utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs”). The Company also operates market-based businesses that provide complementary water, wastewater and other services to residential and smaller commercial customers, the U.S. government on military installations, as well as municipalities, utilities and industrial customers, collectively presented as the “Market-Based Businesses.” These Market-Based Businesses are not subject to economic regulation by state PUCs. See Part I, Item 1—Business in the Company’s Form 10-K for additional information.
Novel Coronavirus (COVID-19) Pandemic Update
American Water continues to monitor the global outbreak of the current novel coronavirus (“COVID-19”) pandemic and is taking steps to mitigate potential risks to the Company. American Water has three main areas of focus as part of its response to COVID-19: the care and safety of its employees; the safety of its customers and the communities it serves; and the execution of its business continuity plan. American Water is also working with its vendors to understand the potential impacts to its supply chain, and, at this time, it does not anticipate any material negative impacts to its supply chain. American Water is also monitoring impacts of the pandemic on its access to the capital markets, and to the extent such access is adversely affected, American Water may need to consider alternative sources of funding for its operations and for working capital, any of which could increase its cost of capital. In response to these events to address liquidity needs, the Company has taken the steps outlined below in “Recent Financing Activities” and further discussed in “Liquidity and Capital Resources.”
This pandemic is a rapidly evolving situation, and American Water will continue to monitor developments affecting its employees, customers, contractors and vendors and take additional precautions as may be warranted. As the impact continues to be assessed, the Company will work with PUCs as they look to address COVID-19 response measures, customer protection and cost recovery for all regulated utilities in their jurisdictions. Through the three months ended March 31, 2020, the COVID-19 pandemic did not have a material impact on the financial results of the Company as discussed in “Financial Results” and “Consolidated Results of Operations” below. The extent to which COVID-19 may impact American Water, including without limitation, its liquidity, financial condition, and results of operations, will depend on future developments, which presently are highly uncertain and cannot be predicted.
Recent Financing Activities
On March 20, 2020, American Water and American Water Capital Corp. (“AWCC”), a wholly owned finance subsidiary of American Water, entered into a Term Loan Credit Agreement that provides for a term loan facility of up to $750 million (the “Term Loan Facility”). On March 20, 2020, AWCC borrowed $500 million under the Term Loan Facility, the proceeds of which are to be used for general corporate purposes of AWCC and American Water, and to provide additional liquidity. The Term Loan Agreement allows for a single additional borrowing of up to $250 million on or before June 19, 2020. See Note 7—Short-Term Debt in the Notes to Consolidated Financial Statements for additional information.
On April 14, 2020, AWCC completed a $1.0 billion debt offering which included the sale of $500 million aggregate principal amount of its 2.80% senior notes due 2030 and $500 million aggregate principal amount of its 3.45% senior notes due 2050. Net proceeds of this offering were used to lend funds to parent company and its regulated subsidiaries, repay various senior notes and regulated subsidiary debt obligations at maturity, repay commercial paper obligations and for general corporate purposes, including potentially to repay short-term indebtedness under AWCC’s Term Loan Facility and its unsecured revolving credit facility. See Note 6—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.

Financial Results
Presented in the table below are the Company’s diluted earnings per share, as determined in accordance with accounting principles generally accepted in the United States (“GAAP”), and the Company’s adjusted diluted earnings per share (a non-GAAP measure):

	For the Three Months Ended March 31,
	2020	2019
Diluted earnings per share (GAAP):
Net income attributable to common shareholders	$0.68	$0.62
Adjustments:
Depreciation related to assets held for sale	(0.02)	—
Income tax impact	0.01	—
Net adjustment	(0.01)	—

Freedom Industries settlement activities	—	(0.02)
Income tax impact	—	0.01
Net adjustment	—	(0.01)

Total net adjustments	(0.01)	(0.01)

Adjusted diluted earnings per share (non-GAAP)	$0.67	$0.61
For the three months ended March 31, 2020, diluted earnings per share (GAAP) were $0.68, an increase of $0.06 per diluted share, as compared to the prior year. Included in these amounts are the items presented in the table above and discussed in greater detail in “Adjustments to GAAP” below. Excluding the items presented in the table above, adjusted diluted earnings per share (non-GAAP) were $0.67 for the three months ended March 31, 2020, an increase of $0.06 per diluted share, compared to the prior year. These increases were driven primarily by continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth.
Adjustments to GAAP
Adjusted diluted earnings per share represents a non-GAAP financial measure and, as shown in the table above, is calculated as GAAP diluted earnings per share, excluding the impact of one or more of the following events: (i) the effect of the discontinuation of depreciation expense on the assets of the Company’s New York subsidiary, which have been presented as assets held for sale; and (ii) the benefit from the reduction during the first quarter of 2019 of the liability related to the Freedom Industries chemical spill settlement in West Virginia.
The Company believes that this non-GAAP measure is useful to investors because it provides an indication of the Company’s baseline performance, excluding items that are not considered by management to be reflective of its ongoing operating results, and that providing this non-GAAP measure will allow investors to better understand the businesses’ operating performance and facilitate a meaningful year-to-year comparison of the Company’s results of operations. With respect to the inclusion of depreciation related to assets held for sale, which must cease under GAAP, management believes that inclusion of this depreciation is useful for investors to make reasonable year-to-year comparisons with respect to depreciation on the assets of the Company’s New York subsidiary. Although management uses this non-GAAP financial measure internally to evaluate its results of operations, the Company does not intend results reflected by this non-GAAP measure to represent results as defined by GAAP, and the reader should not consider them as indicators of performance. This non-GAAP financial measure is derived from the Company’s consolidated financial information but is not presented in the financial statements prepared in accordance with GAAP. This measure should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, this non-GAAP financial measure as defined and used above, may not be comparable to similarly titled non-GAAP measures used by other companies, and, accordingly, may have significant limitations on its use.

Growth—through capital investment in infrastructure and regulated acquisitions, as well as strategic growth opportunities in the Market-Based Businesses
The Company expects to continue to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company also expects to continue to grow the Market-Based Businesses, which leverages its core water and wastewater competencies. During the first three months of 2020, the Company invested $457 million, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses Growth

•	$432 million capital investment in the Regulated Businesses, the majority for infrastructure improvements and replacements.

•	$21 million to fund acquisitions in the Regulated Businesses, which added approximately 5,100 water and wastewater customers through March 31, 2020.
During April 2020, the Company closed on the acquisition of three regulated water and wastewater systems, adding approximately 1,100 customers. The Company has entered into agreements for pending acquisitions in the Regulated Businesses to add approximately 45,800 additional customers. For the full year of 2020, capital investments, including acquisitions, are expected to be approximately $1.9 billion.
Operational Excellence
The Company continues to strive for industry-leading operational efficiency. The Company’s focus is aimed at enhancing its customer experience and operational efficiency, largely through the use of technology. The Company’s adjusted regulated O&M efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 34.5% for the twelve months ended March 31, 2020, as compared to 35.5% for the twelve months ended March 31, 2019. The improvement in this ratio was largely due to an increase in operating revenues, as well as continued focus on operating costs of the Regulated Businesses.
The Company’s adjusted regulated O&M efficiency ratio is a non-GAAP measure, and is defined as its operation and maintenance expenses from the Regulated Businesses, divided by the operating revenues from the Regulated Businesses, where both operation and maintenance expenses and operating revenues were adjusted to eliminate purchased water expense. Also excluded from operation and maintenance expenses are the allocable portion of non-operation and maintenance support services costs, mainly depreciation and general taxes, which are reflected in the Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, are categorized within other line items in the accompanying Consolidated Statements of Operations. In addition to the adjustments discussed above, the Company also excluded from operation and maintenance expenses, the impact of certain Freedom Industries chemical spill settlement activities recognized in 2018 and 2019. The items discussed above were excluded from the O&M efficiency ratio calculation as they are not reflective of management’s ability to increase the efficiency of the Regulated Businesses, and in preparing operating plans, budgets and forecasts and in assessing historical performance, management relies, in part, on trends in the Company's historical results, exclusive of these items.
The Company evaluates its operating performance using this ratio, and believes it is useful to investors because it directly measures improvement in the operating performance and efficiency of the Regulated Businesses. This information is derived from the Company’s consolidated financial information but is not presented in its financial statements prepared in accordance with GAAP. This information supplements and should be read in conjunction with the Company's GAAP disclosures, and should be considered as an addition to, and not a substitute for, any GAAP measure. The Company’s adjusted regulated O&M efficiency ratio is not an accounting measure that is based on GAAP, may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this Form 10-Q.

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended March 31,
(Dollars in millions)	2020	2019
Total operation and maintenance expenses	$1,562	$1,496
Less:
Operation and maintenance expenses—Market-Based Businesses	386	380
Operation and maintenance expenses—Other	(27)	(43)
Total operation and maintenance expenses—Regulated Businesses	1,203	1,159
Less:
Regulated purchased water expenses	139	131
Allocation of non-operation and maintenance expenses	31	32
Impact of Freedom Industries settlement activities (a)	—	(24)
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,033	$1,020

Total operating revenues	$3,640	$3,493
Less:
Operating revenues—Market-Based Businesses	533	511
Operating revenues—Other	(22)	(21)
Total operating revenues—Regulated Businesses	3,129	3,003
Less:
Regulated purchased water revenues (b)	139	131
Adjusted operating revenues—Regulated Businesses (ii)	$2,990	$2,872

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	34.5%	35.5%

(a)
Includes the impact of a settlement in 2018 with one of the Company’s general liability insurance carriers, and a reduction in the first quarter of 2019 of a liability, each related to the Freedom Industries chemical spill.

(b)	The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.
Regulatory Matters
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from general rate cases authorizations that became effective:

(In millions)	During the Three Months Ended March 31, 2020
General rate cases by state:
California (a)	$5
Total general rate cases	$5

Infrastructure surcharges by state:
Pennsylvania (effective January 1, 2020)	$10
New Jersey (effective January 1, 2020)	10
Illinois (effective January 1, 2020)	7
West Virginia (effective January 1, 2020)	3
Total infrastructure surcharges	$30

(a)
The Company’s California subsidiary filed for the third year (2020) step increase requesting $5 million associated with its most recent general case authorization. The $5 million request was approved and the step rates became effective on January 1, 2020.

Directly related to the emergence of the COVID-19 pandemic and its impacts on various processes, on March 25, 2020, the New York State Public Service Commission approved the Company’s New York subsidiary’s request to postpone the subsidiary’s previously approved step increase, originally scheduled to go into effect April 1, 2020. Per the order, the rate increase will be postponed for five months until September 1, 2020, at which time the previously approved step increase will go into effect. The order further provides a make whole provision to recover the delayed revenues with no earnings impact. In addition to the rate increase postponement, the System Improvement Charge, normally scheduled to go into effect August 1, 2020, will also be postponed until September 1, 2020. The rate increase postponement is applicable to all customers, including residential and commercial customers and fire service and irrigation accounts.
The Company’s Indiana subsidiary filed for and, on May 4, 2020, received approval to implement a $13 million increase for the second rate year, effective May 1, 2020, pending protest rights to the certified numbers.
Effective April 1, 2020, the Company’s Pennsylvania subsidiary implemented infrastructure surcharges for annualized incremental revenues of $5 million.
Pending General Rate Case Filings
On April 29, 2020, the Company’s Pennsylvania subsidiary filed a general rate case requesting $92 million and $46 million in annualized incremental revenues for rate year 1 and rate year 2, respectively.
On December 16, 2019, the Company’s New Jersey subsidiary filed a general rate case requesting $88 million in annualized incremental revenues.
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $26 million annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100 day update for the same proceeding and updated the request to $27 million annualized incremental revenues for 2021, and increases of $10 million and $10 million in the escalation year of 2022 and the attrition year of 2023, respectively.
On January 22, 2020, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2021. On March 12, 2020, the California Public Utilities Commission granted the request for a one year extension of the cost of capital. The current cost of capital parameters will remain unchanged in 2021 and the subsidiary may file a new cost of capital application by May 1, 2021, to adjust its authorized cost of capital beginning January 1, 2022.
In 2018, the Company’s Virginia subsidiary filed a general rate case requesting $5 million in annualized incremental revenues. On May 1, 2019, interim rates under bond and subject to refund were implemented and will remain in effect until a final decision is received on this general rate case filing.
There is no assurance that all or any portion of these requests will be granted.
Pending Infrastructure Surcharge Filings
Presented in the table below are the Company’s pending infrastructure surcharge filings:

(In millions)	Date Filed	Amount
Pending infrastructure surcharge filings by state:
Tennessee	November 15, 2019	$2
Missouri	March 2, 2020	9
Kentucky	March 2, 2020	2
Total pending infrastructure surcharge filings		$13
There is no assurance that all or any portion of these requests will be granted.

Tax Matters
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes certain tax relief provisions applicable to the Company including: (i) the immediate refund of the corporate alternative minimum tax credit; (ii) the ability to carryback net operating losses for five years for tax years 2018 through 2020; and (iii) delayed payment of employer payroll taxes. The Company is still evaluating the impact of the CARES Act, but it does not expect the CARES Act to have a material impact on the Company’s Consolidated Financial Statements.
Legislative Updates
During 2020, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of May 6, 2020:

•
Indiana House Enrolled Act 1131 establishes an appraisal process for non-municipal utilities to establish fair value and creates a presumption that the appraised value is a reasonable purchase price. Additionally, all new municipal systems will now be regulated for 10 years.

During 2020, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of May 6, 2020:

•
Indiana Senate Enrolled Act 254 authorizes recovery without a full rate case for service enhancements for health, safety or environmental concerns for above ground infrastructure, and exempts relocation from distribution system improvement charge recovery caps.

•
West Virginia Senate Bill 551 allows for expanded asset valuation, combined water and wastewater ratemaking and the expansion of how municipalities can utilize proceeds from the sale of a water or wastewater system.

•
Virginia SB831 establishes fair market value for the state, and the legislation authorizes a water or sewer public utility acquiring a water or sewer system to elect to have its rate base established by using the fair market value.

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
On November 6, 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. On April 6, 2020, the MPWMD issued a notice of preparation of a full environmental impact report for the potential acquisition of the Monterey system assets and a related district boundary adjustment that would be required if MPWMD were to acquire and operate certain of the Monterey system assets located outside the MPWMD’s boundaries. If the MPWMD were to make a final determination that an acquisition of the Monterey system assets is feasible, a multi-year eminent domain proceeding against the Company’s California subsidiary would need to be commenced by the MPWMD to first establish its right to take the Monterey system assets and, if such right is established, to determine the amount of just compensation to be paid to the California subsidiary for such assets.

Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company’s Illinois subsidiary in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. A jury trial will take place to establish the value of the pipeline. The parties have filed with the court updated valuation reports. A valuation trial has currently been scheduled for October 26, 2020.
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
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Operating revenues	$844	$813
Operating expenses:
Operation and maintenance	383	365
Depreciation and amortization	145	144
General taxes	77	69
(Gain) on asset dispositions and purchases	—	(3)
Total operating expenses, net	605	575
Operating income	239	238
Other income (expense):
Interest, net	(96)	(93)
Non-operating benefit costs, net	13	4
Other, net	3	3
Total other income (expense)	(80)	(86)
Income before income taxes	159	152
Provision for income taxes	35	39
Net income attributable to common shareholders	$124	$113
The main factors contributing to the $11 million increases in net income attributable to common shareholders for the three months ended March 31, 2020 are described in “Segment Results of Operations” below.
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

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Operating revenues	$720	$685
Operation and maintenance	298	278
Depreciation and amortization	135	130
General taxes	72	64
Other income (expenses)	(54)	(65)
Income before income taxes	162	150
Provision for income taxes	40	40
Net income attributable to common shareholders	123	110
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Water services:
Residential	$399	$378
Commercial	142	136
Fire service	37	34
Industrial	32	32
Public and other	56	52
Total water services	666	632
Wastewater services	43	40
Other (a)	11	13
Total operating revenues	$720	$685

(a)	Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended March 31,
	2020	2019
(Gallons in millions)
Billed water services volumes:
Residential	35,550	35,767
Commercial	17,080	17,436
Industrial	8,439	8,645
Fire service, public and other	11,546	11,091
Billed water services volumes	72,615	72,939
For the three months ended March 31, 2020, operating revenues increased $35 million, primarily due to a:

•	$31 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; and a

•	$7 million increase from water and wastewater acquisitions, as well as organic growth in existing systems.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Employee-related costs	$125	$117
Production costs	72	69
Operating supplies and services	56	55
Maintenance materials and supplies	19	19
Customer billing and accounting	14	11
Other	12	7
Total	$298	$278
For the three months ended March 31, 2020, operation and maintenance expense increased $20 million, primarily due to a:

•	$8 million increase in employee-related costs from higher headcount and related compensation expense in support of the growth in the business; and a

•	$3 million increase in customer billing and accounting primarily due to higher customer uncollectible expense; and a

•
$5 million increase in other operation and maintenance expense principally due to a $4 million reduction to the liability related to the Freedom Industries chemical spill, recorded in the first quarter of 2019.

Depreciation and Amortization
For the three months ended March 31, 2020, depreciation and amortization increased $5 million, primarily due to additional utility plant placed in service.
General Taxes
For the three months ended March 31, 2020, general taxes increased $8 million, primarily due to incremental property taxes in several of the Company’s subsidiaries, including in Pennsylvania and New Jersey.
Other Income (Expenses)
For the three months ended March 31, 2020, other income (expenses) increased $11 million, primarily due to reduction in the non-service cost components of pension and other postretirement benefits expense resulting from favorable actuarial performance.

Market-Based Businesses
Presented in the table below is information for the Market-Based Businesses, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Operating revenues	$128	$134
Operation and maintenance	91	98
Depreciation and amortization	6	9
Income before income taxes	30	27
Provision for income taxes	8	7
Net income attributable to common shareholders	22	20
Operating Revenues
For the three months ended March 31, 2020, operating revenues decreased $6 million, primarily due to a:

•	$16 million decrease in Keystone Clearwater Solutions, LLC (“Keystone”) from the sale of the Company’s Keystone operations in the fourth quarter of 2019; partially offset by a

•
$9 million increase in Military Services Group (“MSG”) from increased capital upgrades primarily at Fort Polk and Fort Hood, and the addition of two new military contracts in 2019 (Joint Base San Antonio and the United States Military Academy at West Point); and a

•	$4 million increase in Homeowner Services Group primarily from price increases for existing customers and contract growth.
Operation and Maintenance
For the three months ended March 31, 2020, operation and maintenance expense decreased $7 million, primarily due to a:

•	$14 million decrease in Keystone from the sale of the Company’s Keystone operations in the fourth quarter of 2019; partially offset by a

•	$8 million increase in MSG from increased capital upgrades, as discussed above.
Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets, and, if and to the extent necessary, borrowings under AWCC’s revolving credit facility.
The Company continues to assess its short and long-term liquidity needs in light of the impact of the COVID-19 pandemic on the financial and capital markets, especially with respect to the market for corporate commercial paper, which has experienced recent volatility and shortages of liquidity. In response to these events, on March 20, 2020, AWCC entered into a $750 million 364-day term loan credit facility and immediately executed a $500 million draw thereunder to support the Company’s short-term liquidity by retaining that amount in cash. The term loan facility allows for a single additional borrowing of up to $250 million on or before June 19, 2020 and requires AWCC to pay a commitment fee of 0.20% per year based on the daily amount of unutilized commitments. The Company has also utilized its existing sources of liquidity, such as current cash balances, cash flows from operations and borrowings under the revolving credit facility as necessary or desirable to meet the Company’s short-term liquidity requirements. The Company had cash and cash equivalents of $556 million as of March 31, 2020.

The Company’s revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide a sublimit of up to $150 million for letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.10 billion. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of March 31, 2020, AWCC had $1.22 billion in total borrowings and letters of credit outstanding and total remaining availability of $1.03 billion under the revolving credit facility. The weighted-average interest rate on AWCC short-term borrowings outstanding was approximately 1.83% and 1.86% at March 31, 2020 and December 31, 2019, respectively. On April 1, 2020, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, pursuant to the terms of the credit agreement, from March 21, 2024 to March 21, 2025.
Presented in the table below is the aggregate credit facility commitments, commercial paper limit and letter of credit sublimit under the revolving credit facility, as well as the available capacity for each as of March 31, 2020:

	Commercial Paper Limit	Letters of Credit Sublimit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding commercial paper	(926)	—	(926)
Outstanding revolving credit facility borrowings	(215)	—	(215)
Outstanding letters of credit	—	(76)	(76)
Total outstanding	(1,141)	(76)	(1,217)
Remaining availability as of March 31, 2020	$959	$74	$1,033

(a)	Total remaining availability of $1.03 billion as of March 31, 2020 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2020:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Availability on Term Loan Credit Facility	Total Available Liquidity
(In millions)
Available Liquidity as of March 31, 2020	$556	$1,033	$250	$1,839
The Company believes that existing sources of liquidity are sufficient to meet its cash requirements for the foreseeable future. However, as the impacts of the COVID-19 pandemic on the economy, the financial and capital markets, and the Company’s operations evolve, the Company will continue to assess its liquidity needs. Though not currently anticipated, no assurances can be provided that the lenders will meet existing commitments to AWCC under the revolving credit facility, or that AWCC will be able to access the commercial paper or loan markets in the future on acceptable terms. In the event of a more severe and/or sustained market deterioration, the Company may need to obtain additional sources of liquidity, which would require the Company to evaluate available alternatives and take appropriate actions. See Note 7—Short-Term Debt in the Notes to Consolidated Financial Statements for additional information.
On April 14, 2020, AWCC completed a $1.0 billion debt offering which included the sale of $500 million aggregate principal amount of its 2.80% senior notes due 2030 and $500 million aggregate principal amount of its 3.45% senior notes due 2050. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $989 million. AWCC will use the net proceeds of this offering: (i) to lend funds to parent company and its regulated subsidiaries; (ii) to fund sinking fund payments for, and to repay at maturity, $28 million in aggregate principal amount of outstanding long-term debt of AWCC and certain of the Company’s regulated subsidiaries; (iii) to repay AWCC’s commercial paper obligations; and (iv) for general corporate purposes, including potentially to repay outstanding short-term indebtedness under AWCC’s $750 million term loan facility and its $2.25 billion unsecured revolving credit facility. In connection with the debt offering, the Company entered into four 10-year treasury lock agreements during March 2020, each with a notional amount of $100 million, to reduce interest rate exposure on debt. These treasury lock agreements had an average fixed rate of 0.94% and were terminated on April 8, 2020. See Note 6—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Three Months Ended March 31,
	2020	2019
(In millions)
Net income	$124	$113
Add (less):
Depreciation and amortization	145	144
Deferred income taxes and amortization of investment tax credits	38	35
Other non-cash activities (a)	(13)	(22)
Changes in working capital (b)	(104)	(95)
Pension and postretirement healthcare contributions	(10)	(7)
Net cash flows provided by operations	$180	$168

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
For the three months ended March 31, 2020, cash flows provided by operating activities increased $12 million, primarily due to an increase in net income. The main factors contributing to the increase in net income are described in “Consolidated Results of Operations” and “Segment Results of Operations” above.
Cash Flows Used in Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Three Months Ended March 31,
	2020	2019
(In millions)
Net capital expenditures	$(408)	$(326)
Acquisitions	(21)	(22)
Other investing activities, net (a)	(21)	(3)
Net cash flows used in investing activities	$(450)	$(351)

(a)	Includes removal costs from property, plant and equipment retirements and proceeds from sale of assets.
For the three months ended March 31, 2020, cash used in investing activities increased $99 million, primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure in the Company’s Regulated Businesses. Additionally, proceeds from the sale of assets were higher in 2019 compared to 2020. For the full year of 2020, capital investments, including acquisitions, are expected to be approximately $1.9 billion.

Cash Flows Provided by Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by financing activities:

	For the Three Months Ended March 31,
	2020	2019
(In millions)
Proceeds from long-term debt	$8	$2
Repayments of long-term debt	(6)	(12)
Proceeds from term loan	500	—
Net proceeds from revolving credit facility borrowings	215	—
Net proceeds from short-term borrowings	139	237
Dividends paid	(90)	(82)
Anti-dilutive stock repurchases	—	(36)
Other financing activities, net (a)	2	1
Net cash flows provided by financing activities	$768	$110

(a)
Includes proceeds from issuances of common stock under various employee stock plans and the dividend reinvestment plan, net of taxes paid, and advances and contributions for construction, net of refunds.

For the three months ended March 31, 2020, cash flows provided by financing activities increased $658 million, primarily due to the $500 million borrowed under the term loan facility and $215 million net borrowings under the revolving credit facility during the first quarter of 2020, as described above, partially offset by lower proceeds from commercial paper and no anti-dilutive stock repurchases in 2020.
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
Covenants in certain long-term notes, the term loan facility and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On March 31, 2020, the Company’s ratio was 0.62 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of May 6, 2020 as issued by the following rating agencies:

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
Access to the capital markets, including the commercial paper market, and respective financing costs in those markets, may be directly affected by the Company’s securities ratings. The Company primarily accesses the debt capital markets, including the commercial paper market, through AWCC. However, the Company has also issued debt through its regulated subsidiaries, primarily in the form of tax-exempt securities or borrowings under state revolving funds, to lower the overall cost of debt.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of its exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K. Except as described below, there have been no significant changes to the Company’s exposure to market risk since December 31, 2019.
During March 2020, the Company entered into four 10-year treasury lock agreements, each with a notional amount of $100 million, to reduce interest rate exposure on debt, which was subsequently issued on April 14, 2020. These treasury lock agreements had an average fixed rate of 0.94%. A hypothetical 1% adverse change in interest rates would result in a decrease in the fair value of the treasury lock agreements of approximately $29 million at March 31, 2020. On April 8, 2020, the Company terminated these four treasury lock agreements.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
Regional Desalination Project Litigation
Cal Am’s Action for Damages Following RDP Termination
On March 10, 2020, the parties to the lawsuit seeking damages associated with the failure of the RDP, executed a settlement agreement to resolve the litigation in part without trial. Under the terms of the settlement agreement, MCWD and RMC are to pay Cal Am an aggregate of $5.2 million in settlement of Cal Am’s contract claims against MCWD and all claims against RMC relating to the RDP. Under this agreement, Cal Am’s and MCWRA’s right to appeal the dismissal of their tort claims against MCWD are expressly reserved.
Monterey Peninsula Water Supply Project
Coastal Development Permit Application
On April 16, 2020, due to the COVID-19 pandemic, the State of California issued an order suspending for 60 days all deadlines under the Permit Streamlining Act. This action effectively extends the Coastal Commission’s deadline to vote on Cal Am’s original jurisdiction application from July 24, 2020 to September 22, 2020.
Desalination Plant Development Permit
On April 20, 2020, due to the COVID-19 pandemic, the Monterey County Superior Court vacated a case management conference related to the challenge by MCWD of Monterey County’s approval of the desalination plant combined development permit. The court did not address the stay on physical construction, which had been continued until April 21, 2020. The court set a briefing schedule and a hearing on MCWD’s petition for October 6, 2020.
Water Supply Project Land Acquisition and Slant Well Site Use
On December 30, 2019, the City of Marina filed a lawsuit in the Supreme Court of California challenging the County’s filing, and SDWR’s acceptance of the filing, as the exclusive GSA for the CEMEX site. To protect its interest in the matter, Cal Am filed an application to intervene in this lawsuit, which was approved on February 18, 2020.
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, based on the matters discussed in Part I, Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions—Monterey Peninsula Water Supply Project in the Company’s Form 10-K, as amended above, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Due to the delay in the approval schedule, Cal Am currently does not believe that it will be able to fully comply with the diversion reduction requirements and other remaining requirements under the 2009 Order and the 2016 Order, including the 2021 Deadline. The CPUC’s final decision approving the Water Supply Project permits recovery of all of Cal Am’s prudently incurred costs associated therewith, subject to the frameworks set forth in the final decision related to cost caps, O&M costs, financing, ratemaking and contingency matters. Cal Am currently believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order. Further attempts to comply with the 2009 Order and the 2016 Order, or the 2021 Deadline, may result in material additional costs or obligations to Cal Am, and failure to comply could lead to fines and penalties against Cal Am.
Dunbar, West Virginia Water Main Break Class Action Litigation
On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages, if imposed. On February 25, 2020, WVAWC filed a response to the motion, claiming that the Jeffries plaintiffs failed to prove the mandatory elements required for class certification. A hearing on class certification was held on March 11, 2020, followed by a status conference on April 7, 2020. The class certification motion remains pending.
Chattanooga, Tennessee Water Main Break Class Action Litigation
On November 22, 2019, the Tennessee-American Water Defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted, and, with respect to the Company, for lack of personal jurisdiction. A hearing on this motion was held on February 18, 2020. The motion to dismiss remains pending.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in the Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in the Form 10-K, other than as set forth below.
In this Item 1A, unless the context otherwise requires, references to “we,” “us,” “our,” and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken together as a whole. Capitalized terms used but not otherwise defined herein shall have the meaning ascribed to them in the Form 10-K.
Our utility operations are subject to extensive regulation by state PUCs and other regulatory agencies, which significantly affects our business, financial condition, results of operations and cash flows. Our utility operations also may be subject to fines, penalties and other sanctions for an inability to meet these regulatory requirements.
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
The current COVID-19 pandemic may limit or curtail significantly or entirely the ability of PUCs to approve or authorize applications and other requests we may make with respect to our Regulated Businesses, including without limitation any or all types of approvals described above, as PUCs and their staffs seek to reduce, delay or streamline proceedings and other activities. PUCs and other governmental authorities have taken, and may continue to take, emergency or other actions in light of the pandemic that may impact us, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic. At this time, we are unable to predict the impact that this pandemic or other related events may have on our ability to obtain these approvals as needed or requested by the Regulated Businesses in the ordinary course or at all, or the nature of any emergency or other action that may be taken by the PUCs or other governmental authorities.
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

Service disruptions caused by severe weather conditions, climate variability patterns or natural or other disasters may disrupt our operations or reduce the demand for our water services, which could adversely affect our financial condition, results of operations, cash flows and liquidity.
Service interruptions due to severe weather, climate variability patterns and natural or other events are possible across all our businesses. These include, among other things, storms, freezing conditions, high wind conditions, hurricanes, tornadoes, earthquakes, landslides, drought, wildfires, coastal and intercoastal floods or high water conditions, including those in or near designated flood plains, pandemics (including COVID-19) and epidemics, severe electrical storms, sinkholes and solar flares. Weather and other natural events such as these may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. Tariffs in place or cost recovery proceedings with respect to our Regulated Businesses may not provide reimbursement to us, in whole or in part, for any of these impacts.
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
At our business sites, including construction and maintenance sites, our employees, contractors and others are often in close proximity to large pieces of equipment, moving vehicles, pressurized water, underground trenches and vaults, chemicals and other regulated materials. On many sites, we are responsible for safety and, accordingly, must implement important safety procedures and practices above what governmental regulations require. As an essential business that must continue to provide water and wastewater services during the current COVID-19 pandemic, we are keenly focused on the care and safety of our employees, contractors, vendors and others who work at or visit our worksites. In this regard, for example, we have instituted work-from-home guidelines for all employees who can work remotely, closed all customer payment locations, implemented social distancing for work-related activities at a worksite, and encouraged the practice of frequent hand-washing. If the procedures we implement are ineffective or are not followed by our employees or others, or we fail to implement procedures, our employees, contractors and others may experience illness, or minor, serious or fatal injuries. Unsafe work sites have the potential to increase employee turnover, expose us to litigation and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
As of March 31, 2020, our aggregate long-term and short-term debt balance (including preferred stock with mandatory redemption requirements) was $10.3 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:

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
In order to meet our capital expenditure needs, we may be required to borrow additional funds under the revolving credit facility or issue a combination of new short-term and long-term debt, and/or equity. We continue to assess our short- and long-term liquidity needs in light of the impact of the COVID-19 pandemic on the financial and capital markets, especially with respect to the market for corporate commercial paper, which has experienced recent volatility and shortages of liquidity. In response to these events, on March 20, 2020, we entered into a $750 million 364-day term loan credit facility and immediately executed a $500 million draw thereunder to support our short-term liquidity by retaining that amount in cash. We have also utilized our existing sources of liquidity, such as our current cash balances, cash flows from operations and borrowings under the revolving credit facility as necessary or desirable to meet our short-term liquidity requirements. We believe that existing sources of liquidity will be sufficient to meet our cash requirements for the foreseeable future. However, as the impacts of the COVID-19 pandemic on the economy, the financial and capital markets and our operations evolve, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may need to obtain additional sources of liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Moreover, additional borrowings may be required to refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2020, 2021 and 2022 will be $28 million, $310 million and $14 million, respectively. We can provide no assurance that we will be able to access the debt or equity capital markets on favorable terms, if at all. Moreover, as new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to refinance existing debt on favorable terms.
In an attempt to manage our exposure to interest rate risk associated with our issuance of variable and fixed rate debt, we have in the past (including during the first quarter of 2020) entered into, and in the future may enter into, financial derivative instruments, including without limitation, interest rate swaps, forward starting swaps, swaptions and U.S. Treasury lock agreements. However, these efforts may not be effective to fully mitigate interest rate risk, and may expose us to other risks and uncertainties, including quarterly “mark to market” valuation risk associated with these instruments, that could negatively and materially affect our financial condition, results of operations and cash flows.
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
In addition to cash from operations, we generally rely primarily on AWCC’s $2.25 billion revolving credit facility, its $2.1 billion commercial paper program, and the capital markets to satisfy our liquidity needs. On April 1, 2020, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended pursuant to the terms of the credit agreement from March 21, 2024 to March 21, 2025. Historically, we have regularly used AWCC’s commercial paper program rather than this revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally could obtain in the commercial paper market. In addition, on March 20, 2020, AWCC entered into the 364-day term loan to provide additional short-term liquidity support. As of April 6, 2020, AWCC had $215 million in outstanding borrowings under the revolving credit facility, $950 million of commercial paper outstanding, $76 million in outstanding letters of credit and $500 million outstanding under the 364-day term loan. There can be no assurance that AWCC will be able to continue to access its commercial paper program or its revolving credit facility, when, as and if desired, or that the amount of capital available thereunder will be sufficient to meet all of our liquidity needs at a reasonable, or any, cost.

Under the terms of the revolving credit facility and the 364-day term loan, our consolidated debt cannot exceed 70% of our consolidated capitalization, as determined under the terms of those facilities. If our equity were to decline or debt were to increase to a level that causes us to exceed this limit, lenders under the credit facility and/or the term loan would be entitled to refuse any further extension of credit and to declare all of the outstanding debt under the credit facility and/or the term loan immediately due and payable. To avoid such a default, a waiver or renegotiation of this covenant would be required, which would likely increase funding costs and could result in additional covenants that would restrict our operational and financing flexibility.
Our ability to comply with this and other covenants contained in the revolving credit facility, the term loan and our other consolidated indebtedness is subject to various risks and uncertainties, including events beyond our control. For example, events that could cause a reduction in equity include, without limitation, a significant write-down of our goodwill. Even if we are able to comply with this or other covenants, the limitations on our operational and financial flexibility could harm our business by, among other things, limiting our ability to incur indebtedness or reduce equity in connection with financings or other corporate opportunities that we may believe would be in our best interests or the interests of our shareholders to complete.
Disruptions in the capital markets or changes in our credit ratings could also limit our ability to access capital on terms favorable to us or at all. For example, on April 1, 2019, Moody’s Investors Service changed the Company’s senior unsecured debt rating to Baa1, from A3, with a stable outlook. While the lending banks that participate in the revolving credit facility and the term loan have met all of their obligations under those facilities, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. These or other occurrences may cause our lenders to not meet their existing commitments, and we may not be able to access the commercial paper or loan or capital markets in the future on terms acceptable to us or at all. Furthermore, our inability to maintain, renew or replace commitments under these facilities could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity. Longer-term disruptions in the capital and credit markets as a result of economic, legislative, political or other uncertainty, including as a result of the current COVID-19 pandemic, changes in U.S. tax and other laws, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any significant disruption in the capital, debt or credit markets, or financial institution failures could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include delaying or deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures. Finally, there is no assurance that we will be able to access the equity capital markets to obtain financing when necessary or desirable and on terms that are reasonable or acceptable to us.
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
The performance of the capital markets affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. The value of these assets is subject to market fluctuations and volatility, which may cause investment returns to fall below our projected return rates. Recently, in connection with the COVID-19 pandemic, the stock market generally has experienced significant day-to-day fluctuations in market prices. We are currently unable to predict the effect, if any, of the COVID-19 pandemic on the valuation of our pension assets and liabilities. A decline in the market value of our pension and postretirement benefit plan assets as of the measurement date can increase the funding requirements under our pension and postretirement benefit plans. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. In connection with the COVID-19 pandemic, interest rates have experienced volatility and are subject to potential further adjustments based on the actions of the U.S. Federal Reserve, and others. If interest rates are lower at the measurement date, our liabilities would increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, such as increases in life expectancy assumptions and increasing trends in health care costs may also increase our funding requirements. Future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, in which case our results of operations and financial position could be negatively affected.
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
The Company did not repurchase shares of common stock during the three months ended March 31, 2020. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2020, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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

4.2
Officers’ Certificate of AWCC, dated April 14, 2020, establishing the terms and authorizing the issuance of the 2.80% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 14, 2020).

4.3
Officers’ Certificate of AWCC, dated April 14, 2020, establishing the terms and authorizing the issuance of the 3.45% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 14, 2020).

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

10.1.2
Extension Agreement, dated as of April 9, 2019, among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.17.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed on May 1, 2019).

*10.1.3
Extension Agreement, dated as of April 1, 2020, among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.2
Term Loan Credit Agreement, dated as of March 20, 2020, by and among American Water, AWCC, Wells Fargo Bank, National Association, as administrative agent and as a lender, Wells Fargo Securities LLC, as a joint lead arranger and joint bookrunner, and each of Mizuho Bank, Ltd. and U.S. Bank National Association, as a joint lead arranger and joint bookrunner, and as a lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed March 20, 2020).

*10.3	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant.
*10.4	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant (for Chief Executive Officer and Chief Operating Officer).
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant (for M. Susan Hardwick).
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant (for Michael A. Sgro).
*10.7	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant (for Loyd A. Warnock).
*10.8	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-1.
*10.9	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-2.
*10.10	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A (for M. Susan Hardwick).
*10.11	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A (for Michael A. Sgro).
*10.12	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A (for Loyd A. Warnock).
*10.13	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-1.
*10.14	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-2.
*10.15	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B (for M. Susan Hardwick).

Exhibit Number	Exhibit Description
*10.16	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B (for Michael A. Sgro).
*10.17	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B (for Loyd A. Warnock).
*10.18	Offer Letter for Employment, dated February 12, 2020, between American Water Works Company, Inc. and Walter J. Lynch.
*31.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2020.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ WALTER J. LYNCH
Walter J. Lynch President and Chief Executive Officer (Principal Executive Officer)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)