Form 10-Q
period 2020-06-30
American Water Works Company, Inc.
filed 2020-08-05
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 31, 2020
Common Stock, $0.01 par value per share	181,204,068

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
Forward-looking statements are predictions based on the Company’s current expectations and assumptions regarding future events. They are not guarantees or assurances of any outcomes, financial results, levels of activity, performance or achievements, and readers are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of estimates, assumptions, known and unknown risks, uncertainties and other factors. The Company’s actual results may vary materially from those discussed in the forward-looking statements included herein as a result of the following important factors:
•the decisions of governmental and regulatory bodies, including decisions to raise or lower customer rates and regulatory responses to the COVID-19 pandemic;
•the timeliness and outcome of regulatory commissions’ actions concerning rates, capital structure, authorized return on equity, capital investment, system acquisitions and dispositions, taxes, permitting and other decisions;
•changes in customer demand for, and patterns of use of, water, such as may result from conservation efforts, impacts of the COVID-19 pandemic, or otherwise;
•limitations on the availability of the Company’s water supplies or sources of water, or restrictions on its use thereof, resulting from allocation rights, governmental or regulatory requirements and restrictions, drought, overuse or other factors;
•a loss of one or more large industrial or commercial customers due to adverse economic conditions, the COVID-19 pandemic, or other factors;
•changes in laws, governmental regulations and policies, including with respect to environmental, health and safety, consumer privacy, water quality and water quality accountability, emerging contaminants, public utility and tax regulations and policies, and impacts resulting from U.S., state and local elections;
•weather conditions and events, climate variability patterns, and natural disasters, including drought or abnormally high rainfall, prolonged and abnormal ice or freezing conditions, strong winds, coastal and intercoastal flooding, pandemics (including COVID-19) and epidemics, earthquakes, landslides, hurricanes, tornadoes, wildfires, electrical storms, sinkholes and solar flares;
•the outcome of litigation and similar governmental and regulatory proceedings, investigations or actions;
•the risks associated with the Company’s aging infrastructure, and its ability to appropriately maintain and replace current infrastructure, including its operational and technology systems, and manage the expansion of its businesses;
•exposure or infiltration of the Company’s technology and critical infrastructure systems, including the disclosure of sensitive, personal or confidential information contained therein, through physical or cyber attacks or other means;
•the Company’s ability to obtain permits and other approvals for projects;
•changes in the Company’s capital requirements;
•the Company’s ability to control operating expenses and to achieve operating efficiencies;
•the intentional or unintentional actions of a third party, including contamination of the Company’s water supplies or water provided to its customers;

•the Company’s ability to obtain adequate and cost-effective supplies of equipment, chemicals, electricity, fuel, water and other raw materials;
•the Company’s ability to successfully meet growth projections for the Regulated Businesses and the Market-Based Businesses (each as defined in this Form 10-Q), either individually or in the aggregate, and capitalize on growth opportunities, including, among other things, with respect to:
•acquiring, closing and successfully integrating regulated operations and market-based businesses;
•entering into contracts and other agreements with, or otherwise obtaining, new customers or partnerships in the Market-Based Businesses; and
•realizing anticipated benefits and synergies from new acquisitions;
•risks and uncertainties associated with contracting with the U.S. government, including ongoing compliance with applicable government procurement and security regulations;
•cost overruns relating to improvements in or the expansion of the Company’s operations;
•the Company’s ability to successfully develop and implement new technologies and to protect related intellectual property;
•the Company’s ability to maintain safe work sites;
•the Company’s exposure to liabilities related to environmental laws and similar matters resulting from, among other things, water and wastewater service provided to customers;
•changes in general economic, political, business and financial market conditions, including without limitation conditions and collateral consequences associated with the current pandemic health event resulting from COVID-19;
•access to sufficient capital on satisfactory terms and when and as needed to support operations and capital expenditures;
•fluctuations in interest rates;
•restrictive covenants in or changes to the credit ratings on the Company or any of its subsidiaries, or on any of their current or future indebtedness, that could increase the Company’s financing costs or funding requirements or affect the ability to borrow, make payments on debt or pay dividends;
•fluctuations in the value of benefit plan assets and liabilities that could increase the Company’s cost and funding requirements;
•changes in federal or state general, income and other tax laws, including any further rules, regulations, interpretations and guidance by the U.S. Department of the Treasury and state or local taxing authorities related to the enactment of the TCJA, the availability of tax credits and tax abatement programs, and the Company’s ability to utilize its U.S. federal and state income tax net operating loss (“NOL”) carryforwards;
•migration of customers into or out of the Company’s service territories;
•the use by municipalities of the power of eminent domain or other authority to condemn the systems of one or more of the Company’s utility subsidiaries, or the assertion by private landowners of similar rights against such utility subsidiaries;
•any difficulty or inability to obtain insurance for the Company, its inability to obtain insurance at acceptable rates and on acceptable terms and conditions, or its inability to obtain reimbursement under existing insurance programs and coverages for any losses sustained;
•the incurrence of impairment charges related to the Company’s goodwill or other assets;
•labor actions, including work stoppages and strikes;
•the Company’s ability to retain and attract qualified employees;
•civil disturbances or terrorist threats or acts, or public apprehension about future disturbances or terrorist threats or acts; and
•the impact of new, and changes to existing, accounting standards.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Property, plant and equipment	$24,745	$23,941
Accumulated depreciation	(5,801)	(5,709)
Property, plant and equipment, net	18,944	18,232
Current assets:
Cash and cash equivalents	569	60
Restricted funds	36	31
Accounts receivable, net of allowance for uncollectible accounts of $43 and $41, respectively	298	294
Unbilled revenues	207	172
Materials and supplies	51	44
Assets held for sale	598	566
Other	137	118
Total current assets	1,896	1,285
Regulatory and other long-term assets:
Regulatory assets	1,144	1,128
Operating lease right-of-use assets	99	103
Goodwill	1,506	1,501
Postretirement benefit assets	158	159
Intangible assets	61	67
Other	201	207
Total regulatory and other long-term assets	3,169	3,165
Total assets	$24,009	$22,682
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 186,369,041 and 185,903,727 shares issued, respectively)	$2	$2
Paid-in-capital	6,730	6,700
Accumulated deficit	(7)	(207)
Accumulated other comprehensive loss	(39)	(36)
Treasury stock, at cost (5,167,871 and 5,090,855 shares, respectively)	(348)	(338)
Total common shareholders' equity	6,338	6,121
Long-term debt	9,589	8,639
Redeemable preferred stock at redemption value	4	5
Total long-term debt	9,593	8,644
Total capitalization	15,931	14,765
Current liabilities:
Short-term debt	920	786
Current portion of long-term debt	69	28
Accounts payable	169	203
Accrued liabilities	512	596
Accrued taxes	58	46
Accrued interest	90	84
Liabilities related to assets held for sale	133	128
Other	162	174
Total current liabilities	2,113	2,045
Regulatory and other long-term liabilities:
Advances for construction	260	240
Deferred income taxes and investment tax credits	1,980	1,893
Regulatory liabilities	1,786	1,806
Operating lease liabilities	84	89
Accrued pension expense	397	411
Other	75	78
Total regulatory and other long-term liabilities	4,582	4,517
Contributions in aid of construction	1,383	1,355
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$24,009	$22,682
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues	$931	$882	$1,775	$1,695
Operating expenses:
Operation and maintenance	391	372	774	737
Depreciation and amortization	152	142	297	286
General taxes	75	72	152	141
(Gain) on asset dispositions and purchases	—	(6)	—	(9)
Total operating expenses, net	618	580	1,223	1,155
Operating income	313	302	552	540
Other income (expense):
Interest, net	(101)	(94)	(197)	(187)
Non-operating benefit costs, net	12	4	25	8
Other, net	8	15	11	18
Total other income (expense)	(81)	(75)	(161)	(161)
Income before income taxes	232	227	391	379
Provision for income taxes	56	57	91	96
Net income attributable to common shareholders	$176	$170	$300	$283

Basic earnings per share:
Net income attributable to common shareholders	$0.97	$0.94	$1.66	$1.56
Diluted earnings per share: (a)
Net income attributable to common shareholders	$0.97	$0.94	$1.65	$1.56
Weighted-average common shares outstanding:
Basic	181	181	181	181
Diluted	181	181	181	181
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$176	$170	$300	$283
Other comprehensive income (loss), net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 and $1 for the three months ended June 30, 2020 and 2019, respectively and $0 and $1 for the six months ended June 30, 2020 and 2019, respectively	—	—	1	1
Foreign currency translation adjustment	—	(1)	—	(1)
Unrealized gain (loss) on cash flow hedges, net of tax of $1 and $1 for the three months ended June 30, 2020 and 2019, respectively and $(1) and $(5) for the six months ended June 30, 2020 and 2019, respectively	2	1	(4)	(13)
Net other comprehensive income (loss)	2	—	(3)	(13)
Comprehensive income attributable to common shareholders	$178	$170	$297	$270
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$300	$283
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	297	286
Deferred income taxes and amortization of investment tax credits	96	85
Provision for losses on accounts receivable	14	10
Gain on asset dispositions and purchases	—	(9)
Pension and non-pension postretirement benefits	(4)	9
Other non-cash, net	(40)	(46)
Changes in assets and liabilities:
Receivables and unbilled revenues	(54)	(40)
Pension and postretirement benefit contributions	(22)	(14)
Accounts payable and accrued liabilities	(28)	(47)
Other assets and liabilities, net	(28)	(37)
Net cash provided by operating activities	531	480
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(870)	(712)
Acquisitions, net of cash acquired	(40)	(80)
Proceeds from sale of assets	2	16
Removal costs from property, plant and equipment retirements, net	(50)	(41)
Net cash used in investing activities	(958)	(817)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,163	1,184
Repayments of long-term debt	(166)	(146)
Proceeds from term loan	500	—
Net short-term borrowings with maturities less than three months	(367)	(568)
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $16 and $9 for the six months ended June 30, 2020 and 2019, respectively	2	6
Advances and contributions for construction, net of refunds of $15 and $17 for the six months ended June 30, 2020 and 2019, respectively	11	9
Debt issuance costs	(12)	(11)
Dividends paid	(190)	(173)
Anti-dilutive share repurchases	—	(36)
Net cash provided by financing activities	941	265
Net increase (decrease) in cash, cash equivalents and restricted funds	514	(72)
Cash, cash equivalents and restricted funds at beginning of period	91	159
Cash, cash equivalents and restricted funds at end of period	$605	$87
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$250	$194

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2019	185.9	$2	$6,700	$(207)	$(36)	(5.1)	$(338)	$6,121
Net income attributable to common shareholders	—	—	—	124	—	—	—	124
Common stock issuances (a)	0.3	—	13	—	—	(0.1)	(10)	3
Net other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Balance as of March 31, 2020	186.2	$2	$6,713	$(83)	$(41)	(5.2)	$(348)	$6,243
Net income attributable to common shareholders	—	—	—	176	—	—	—	176
Common stock issuances (a)	0.2	—	17	—	—	—	—	17
Net other comprehensive loss	—	—	—	—	2	—	—	2
Dividends ($0.55 declared per common share)	—	—	—	(100)	—	—	—	(100)
Balance as of June 30, 2020	186.4	$2	$6,730	$(7)	$(39)	(5.2)	$(348)	$6,338
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.

	Common Stock		Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2018	185.4	$2	$6,657	$(464)	$(34)	(4.7)	$(297)	$5,864
Cumulative effect of change in accounting principle	—	—	—	(2)	—	—	—	(2)
Net income attributable to common shareholders	—	—	—	113	—	—	—	113
Common stock issuances (a)	0.2	—	11	—	—	(0.1)	(5)	6
Repurchases of common stock	—	—	—	—	—	(0.3)	(36)	(36)
Net other comprehensive loss	—	—	—	—	(13)	—	—	(13)
Balance as of March 31, 2019	185.6	$2	$6,668	$(353)	$(47)	(5.1)	$(338)	$5,932
Net income attributable to common shareholders	—	—	—	170	—	—	—	170
Common stock issuances (a)	0.1	—	15	—	—	—	—	15
Dividends ($0.50 declared per common share)	—	—	—	(90)	—	—	—	(90)
Balance as of June 30, 2019	185.7	$2	$6,683	$(273)	$(47)	(5.1)	$(338)	$6,027
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2020, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of June 30, 2020:

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
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended June 30:

	2020	2019
Cash and cash equivalents	$569	$64
Restricted funds	36	22
Restricted funds included in other long-term assets	—	1
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$605	$87
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding.
Presented in the table below are the changes in the allowance for uncollectible accounts for the periods ended June 30:

	2020	2019
Balance as of January 1	$(41)	$(45)
Amounts charged to expense	(14)	(10)
Amounts written off	10	13
Less: Allowance for uncollectible accounts included in assets held for sale (a)	2	—
Balance as of June 30	$(43)	$(42)

(a)This portion of the allowance for uncollectible accounts is related to the pending transactions contemplated by the Stock Purchase Agreement between the Company and the Company’s New York subsidiary and Liberty Utilities Co., and is included in assets held for sale on the Consolidated Balance Sheets. See Note 5—Acquisitions and Divestitures for additional information.

Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Impact of Novel Coronavirus (COVID-19) Pandemic
American Water continues to monitor the global outbreak of the current novel coronavirus (“COVID-19”) pandemic. To date, the Company has experienced COVID-19 financial impacts, including an increase in uncollectible accounts expense, additional debt costs, and certain incremental operation and maintenance (“O&M”) expenses. The Company has also experienced decreased revenues as a result of the waiver of late fees, foregone reconnect fees, and lower base revenues, primarily from the Company’s commercial and industrial customers, partially offset by increased revenues from the Company’s residential customers.
The Company requested authorization for deferred accounting of COVID-19 financial impacts in all 14 regulatory jurisdictions in which it operates. As of August 5, 2020, American Water has commission orders authorizing deferred accounting for COVID-19 financial impacts in ten of 14 jurisdictions, with four requests pending. In addition to approving deferred accounting, two regulatory jurisdictions have also approved cost recovery mechanisms for COVID-19 financial impacts, as presented in the table below:

Commission Orders	Description	States Allowed
Regulatory assets	Allows the Company to establish regulatory assets to record certain financial impacts related to the COVID-19 pandemic.	CA, HI, IA, IL, IN, MD, NJ, PA, VA, WV
Cost recovery mechanisms
California’s Catastrophic Event Memorandum Account allows the Company to track and recover certain financial impacts related to the COVID-19 pandemic. Illinois has authorized cost recovery of COVID-19 financial impacts through a special purpose rider over a 24-month period.
CA, IL
Consistent with these regulatory orders, the Company recorded $14 million in regulatory assets and $2 million of regulatory liabilities for financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of June 30, 2020.
Note 4: Revenue Recognition
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

Presented in the table below are operating revenues disaggregated for the three months ended June 30, 2020:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$474	$—	$474
Commercial	142	—	142
Fire service	36	—	36
Industrial	31	—	31
Public and other	41	—	41
Total water services	724	—	724
Wastewater services:
Residential	33	—	33
Commercial	9	—	9
Industrial	—	—	—
Public and other	4	—	4
Total wastewater services	46	—	46
Miscellaneous utility charges	10	—	10
Alternative revenue programs	—	21	21
Lease contract revenue	—	2	2
Total Regulated Businesses	780	23	803
Market-Based Businesses	132	—	132
Other	(4)	—	(4)
Total operating revenues	$908	$23	$931
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the six months ended June 30, 2020:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$873	$—	$873
Commercial	284	—	284
Fire service	73	—	73
Industrial	63	—	63
Public and other	90	—	90
Total water services	1,383	—	1,383
Wastewater services:
Residential	64	—	64
Commercial	17	—	17
Industrial	1	—	1
Public and other	7	—	7
Total wastewater services	89	—	89
Miscellaneous utility charges	18	—	18
Alternative revenue programs	—	28	28
Lease contract revenue	—	5	5
Total Regulated Businesses	1,490	33	1,523
Market-Based Businesses	260	—	260
Other	(8)	—	(8)
Total operating revenues	$1,742	$33	$1,775
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.
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
Contract assets of $26 million and $13 million are included in unbilled revenues on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. There were $29 million of contract assets added during the six months ended June 30, 2020, and $16 million of contract assets were transferred to accounts receivable during the same period.
Contract liabilities of $37 million and $27 million are included in other current liabilities on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. There were $66 million of contract liabilities added during the six months ended June 30, 2020, and $56 million of contract liabilities were recognized as revenue during the same period.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of June 30, 2020, the Company’s O&M and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2070 and have RPOs of $5.5 billion as of June 30, 2020, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2021 and 2038 and have RPOs of $493 million as of June 30, 2020, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 5: Acquisitions and Divestitures
During the six months ended June 30, 2020, the Company closed on the acquisition of 12 regulated water and wastewater systems for a total aggregate purchase price of $40 million, including the acquisition of the water system assets of the California based Fruitridge Vista Water Company, on February 4, 2020. Assets acquired from these acquisitions, principally utility plant, totaled $57 million, and liabilities assumed totaled $24 million, including $15 million of contributions in aid of construction and assumed debt of $6 million. The Company recorded additional goodwill of $7 million associated with two of its acquisitions, which is reported in its Regulated Businesses segment. Several of these acquisitions were accounted for as business combinations, as the Company continues to grow its business through regulated acquisitions. The preliminary purchase price allocations related to acquisitions accounted for as business combinations will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.
Assets Held for Sale
On November 20, 2019, the Company and the Company’s New York subsidiary entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customer connections in the State of New York. Algonquin Power & Utilities Corp., Liberty’s parent company, executed and delivered an absolute and unconditional guaranty of the performance of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining regulatory approval and satisfying or waiving other closing conditions. The Stock Purchase Agreement may be terminated by either party if the Stock Purchase is not completed by June 30, 2021, subject to extension for up to six months if all of the conditions to closing have been met, other than obtaining regulatory approvals. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the New York subsidiary, taken as a whole. Progress toward completion of the transaction continues, and subject to such closing conditions and no exercise of termination rights, the Company estimates that the Stock Purchase will be completed in early 2021. Accordingly, the assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of June 30, 2020.

Presented in the table below are the components of assets held for sale and liabilities related to assets held for sale of the New York subsidiary as of June 30, 2020:

June 30, 2020
Current assets	$15
Property, plant and equipment	479
Regulatory assets	59
Goodwill	39
Other assets	6
Assets held for sale	$598
Current liabilities	21
Deferred income taxes	70
Regulatory liabilities	37
Other liabilities	5
Liabilities related to assets held for sale	$133

Note 6: Shareholders' Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2020 and 2019, respectively:

	Defined Benefit Pension Plans			Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2019	$(94)	$1	$60	$—	$(3)	$(36)
Other comprehensive loss before reclassifications	—	—	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	—	(4)	(3)
Balance as of June 30, 2020	$(94)	$1	$61	$—	$(7)	$(39)

Balance as of December 31, 2018	$(102)	$1	$56	$1	$10	$(34)
Other comprehensive loss before reclassifications	—	—	—	—	(13)	(13)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	(1)	—	—
Net other comprehensive income (loss)	—	—	1	(1)	(13)	(13)
Balance as of June 30, 2019	$(102)	$1	$57	$—	$(3)	$(47)
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
Dividends
On June 2, 2020, the Company paid a quarterly cash dividend of $0.55 per share to shareholders of record as of May 12, 2020.
On July 29, 2020, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.55 per share, payable on September 1, 2020 to shareholders of record as of August 12, 2020. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On April 14, 2020, American Water Capital Corp. (“AWCC”) completed a $1.0 billion debt offering which included the sale of $500 million aggregate principal amount of its 2.80% senior notes due 2030 and $500 million aggregate principal amount of its 3.45% senior notes due 2050. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $989 million. AWCC used the net proceeds of this offering: (i) to lend funds to parent company and its regulated subsidiaries; (ii) to fund sinking fund payments for, and to repay at maturity, $28 million in aggregate principal amount of outstanding long-term debt of AWCC and certain of the Company’s regulated subsidiaries; (iii) to repay AWCC’s commercial paper obligations and short-term indebtedness under AWCC’s $2.25 billion unsecured revolving credit facility; and (iv) for general corporate purposes.

During March 2020, the Company entered into four 10-year treasury lock agreements, each with a notional amount of $100 million, to reduce interest rate exposure on debt, which was subsequently issued on April 14, 2020. These treasury lock agreements had an average fixed rate of 0.94%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. On April 8, 2020 the Company terminated these four treasury lock agreements with an aggregate notional amount of $400 million, realizing a net loss of $6 million, to be amortized through interest, net over a 10 year period, in accordance with the terms of the $1.0 billion new debt issued on April 14, 2020. No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2020 and 2019.
In addition to the senior notes issued by AWCC as described above, during the six months ended June 30, 2020, the Company’s regulated subsidiaries issued $163 million of senior notes, private activity bonds and government funded debt with rates ranging from 0.00% to 5.00%, maturing in 2021 through 2048. During the six months ended June 30, 2020, AWCC, along with the Company’s regulated subsidiaries, retired or paid at maturity $166 million of various long-term debt with rates ranging from 0.00% to 12.25%, maturing in 2020 through 2048.
Note 8: Short-Term Debt
As a result of the COVID-19 pandemic and to ensure adequate liquidity, on March 20, 2020, AWCC entered into a Term Loan Credit Agreement, by and among American Water, AWCC and the lenders party thereto, which provides for a term loan facility of up to $750 million (the “Term Loan Facility”). On March 20, 2020, AWCC borrowed $500 million under the Term Loan Facility, the proceeds of which were used for general corporate purposes of AWCC and American Water, and to provide additional liquidity. The Term Loan Facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. The Term Loan Facility commitments terminate on March 19, 2021. AWCC may from time to time prepay all or a portion of amounts due under the Term Loan Facility without any premium or penalty. Borrowings under the Term Loan Facility bear interest at a variable annual rate based on LIBOR, plus a margin of 0.80%. The credit agreement for the Term Loan Facility contains the same affirmative and negative covenants and events of default as under AWCC’s $2.25 billion revolving credit facility. As of June 30, 2020, $500 million of principal was outstanding under the Term Loan Facility.
On April 1, 2020, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, pursuant to the terms of the credit agreement, from March 21, 2024 to March 21, 2025. As of June 30, 2020, AWCC had no outstanding borrowings and $76 million of outstanding letters of credit under the revolving credit facility, and $420 million of outstanding commercial paper, with $1.75 billion available to fulfill short-term liquidity needs and to issue letters of credit. During the six months ended June 30, 2020, the Company drew down and subsequently paid off $650 million of borrowings under the revolving credit facility. The weighted-average interest rate on AWCC short-term borrowings outstanding, including $500 million of principal outstanding under the Term Loan Facility as of June 30, 2020, was approximately 1.06% and 1.86% at June 30, 2020 and December 31, 2019, respectively.
Note 9: Income Taxes
The Company’s effective income tax rate was 24.1% and 25.1% for the three months ended June 30, 2020 and 2019, respectively and 23.3% and 25.3% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the Company’s effective income tax rate for the three months ended June 30, 2020 was primarily due to the amortization of the excess accumulated deferred income taxes (“EADIT”) resulting from the Tax Cuts and Jobs Act (the “TCJA”), which began in the second quarter of 2019. The decrease in the Company’s effective income tax rate for the six months ended June 30, 2020 was primarily due to the amortization of the EADIT resulting from the TCJA, and an increase in stock based compensation benefits.

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit cost (credit):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic pension benefit cost:
Service cost	$8	$7	$16	$14
Interest cost	18	21	37	41
Expected return on plan assets	(28)	(23)	(56)	(45)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of actuarial loss	8	8	16	16
Net periodic pension benefit cost before settlements	5	12	11	24
Settlements (a)	1	—	1	—
Net periodic pension benefit cost	$6	$12	$12	$24

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1	$2	$2
Interest cost	3	4	6	7
Expected return on plan assets	(5)	(5)	(9)	(9)
Amortization of prior service credit	(8)	(9)	(16)	(17)
Amortization of actuarial loss	—	1	1	2
Net periodic other postretirement benefit credit	$(9)	$(8)	$(16)	$(15)
(a)Due to the amount of lump sum payment distributions from the Company’s New York Water Service Corporation Pension Plan, a settlement charge of $1 million was recorded during the three and six months ended June 30, 2020. There were no settlement charges recorded during the three and six months ended June 30, 2019. In accordance with existing regulatory accounting treatment, the Company has maintained the settlement charge in regulatory assets. The amount is being amortized in accordance with existing regulatory practice.
The Company contributed $12 million and $22 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2020, respectively, and contributed $7 million and $14 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2019, respectively. The Company made no contributions for the funding of its other postretirement benefit plans for each of the three and six months ended June 30, 2020 and 2019. The Company expects to make pension contributions to the plan trusts of up to $17 million during the remainder of 2020.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of June 30, 2020, the Company has accrued approximately $8 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $2 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
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

The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of June 30, 2020, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of June 30, 2020 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a determination by the Settlement fund’s appeal adjudicator on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
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
In October 2017, WVAWC filed with the court a motion seeking to dismiss all of the Jeffries plaintiffs’ counts alleging statutory and common law tort claims. Furthermore, WVAWC asserted that the Public Service Commission of West Virginia, and not the court, has primary jurisdiction over allegations involving violations of the applicable tariff, the public utility code and related rules. In May, 2018, the court, at a hearing, denied WVAWC’s motion to apply the primary jurisdiction doctrine, and in October, 2018, the court issued a written order to that effect. On February 21, 2019, the court issued an order denying WVAWC’s motion to dismiss the Jeffries plaintiffs’ tort claims. On August 21, 2019, the court set a procedural schedule in this case, including a trial date of September 21, 2020. Discovery in this case is ongoing. On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. A hearing on class certification was held on March 11, 2020, followed by a status conference on April 7, 2020. On June 11, 2020, the court ruled that it would partially grant the Jeffries plaintiffs’ motion for certification of an issues class and would deny the request for certification of a class to determine a punitive damages multiplier for the class. On July 14, 2020, the court entered an order reflecting its June 11, 2020 rulings, and WVAWC intends to appeal this order to the West Virginia Supreme Court of Appeals. The court also set a new trial date for April 12, 2021 and requested the parties prepare an appropriate scheduling order.
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
On November 22, 2019, the Tennessee-American Water Defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted, and, with respect to the Company, for lack of personal jurisdiction. A hearing on this motion was held on February 18, 2020. On June 8, 2020, the judge hearing the case transferred the matter to a different judge prior to ruling on the motion to dismiss. Oral argument on the motion to dismiss has been scheduled for September 9, 2020.
The Tennessee-American Water Defendants believe that they have meritorious defenses to the claims raised in this class action complaint, and they are vigorously defending themselves against these allegations. The Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of such losses related to this proceeding.
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common shareholders	$176	$170	$300	$283

Denominator:
Weighted-average common shares outstanding—Basic	181	181	181	181
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average common shares outstanding—Diluted	181	181	181	181
The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units and performance stock units granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding restricted stock units and performance stock units granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2020 and 2019, because their effect would have been anti-dilutive under the treasury stock method.
Note 13: Fair Value of Financial Information
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	Carrying Amount	At Fair Value as of June 30, 2020
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$6	$—	$—	$7	$7
Long-term debt (excluding finance lease obligations)	9,656	9,387	424	1,747	11,558

	Carrying Amount	At Fair Value as of December 31, 2019
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$7	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	8,664	7,689	417	1,664	9,770
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	At Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$36	$—	$—	$36
Rabbi trust investments	16	—	—	16
Deposits	4	—	—	4
Other investments	14	—	—	14
Total assets	70	—	—	70

Liabilities:
Deferred compensation obligations	20	—	—	20
Total liabilities	20	—	—	20
Total assets (liabilities)	$50	$—	$—	$50

	At Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$31	$—	$—	$31
Rabbi trust investments	17	—	—	17
Deposits	3	—	—	3
Other investments	8	—	—	8
Total assets	59	—	—	59

Liabilities:
Deferred compensation obligations	21	—	—	21
Total liabilities	21	—	—	21
Total assets	$38	$—	$—	$38

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
Note 14: Leases
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $147 million as of June 30, 2020 and December 31, 2019. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
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
Rental expenses under operating and finance leases were $3 million and $7 million for the three and six months ended June 30, 2020, respectively.

Presented in the table below is supplemental cash flow information:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Cash paid for amounts in lease liabilities (a)	$4	$8
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1
(a)Includes operating and financing cash flows from operating and finance leases.
Presented in the table below are the weighed-average remaining lease terms and the weighted-average discount rates for finance and operating leases:

As of June 30, 2020
Weighted-average remaining lease term:
Finance lease	6 years
Operating leases	19 years

Weighted-average discount rate:
Finance lease	12%
Operating leases	4%
Presented in the table below are the future maturities of lease liabilities at June 30, 2020:

Amount
2020	$6
2021	13
2022	11
2023	7
2024	7
Thereafter	100
Total lease payments	144
Imputed interest	(50)
Total	$94
Note 15: Segment Information
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

Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended June 30, 2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$803	$132	$(4)	$931
Depreciation and amortization	144	7	1	152
Total operating expenses, net	512	102	4	618
Interest, net	(74)	—	(27)	(101)
Income before income taxes	236	30	(34)	232
Provision for income taxes	58	8	(10)	56
Net income attributable to common shareholders	177	23	(24)	176
Total assets	21,536	1,075	1,398	24,009
Cash paid for capital expenditures	457	3	2	462

	As of or for the Three Months Ended June 30, 2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$755	$132	$(5)	$882
Depreciation and amortization	132	8	2	142
Total operating expenses, net	480	106	(6)	580
Interest, net	(74)	1	(21)	(94)
Income before income taxes	208	29	(10)	227
Provision for income taxes	52	8	(3)	57
Net income attributable to common shareholders	156	21	(7)	170
Total assets	19,338	1,056	1,460	21,854
Cash paid for capital expenditures	378	4	4	386

	As of or for the Six Months Ended June 30, 2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,523	$260	$(8)	$1,775
Depreciation and amortization	279	13	5	297
Total operating expenses, net	1,015	201	7	1,223
Interest, net	(146)	1	(52)	(197)
Income before income taxes	398	60	(67)	391
Provision for income taxes	98	16	(23)	91
Net income attributable to common shareholders	300	45	(45)	300
Total assets	21,536	1,075	1,398	24,009
Cash paid for capital expenditures	861	6	3	870

	As of or for the Six Months Ended June 30, 2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,440	$266	$(11)	$1,695
Depreciation and amortization	262	17	7	286
Total operating expenses, net	950	214	(9)	1,155
Interest, net	(147)	2	(42)	(187)
Income before income taxes	358	56	(35)	379
Provision for income taxes	92	15	(11)	96
Net income attributable to common shareholders	266	41	(24)	283
Total assets	19,338	1,056	1,460	21,854
Cash paid for capital expenditures	693	8	11	712

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
This pandemic is a rapidly evolving situation, and American Water continues to monitor developments affecting its employees, customers, contractors and vendors and take additional precautions as may be warranted. To date, the Company has experienced COVID-19 financial impacts, including an increase in uncollectible accounts expense, additional debt costs, and certain incremental operation and maintenance (“O&M”) expenses. The Company has also experienced decreased revenues as a result of the waiver of late fees, foregone reconnect fees, and lower base revenues, primarily from the Company’s commercial and industrial customers, partially offset by increased revenues from the Company’s residential customers. See Note 3—Impact of Novel Coronavirus (COVID-19) Pandemic in the Notes to Consolidated Financial Statements for additional information. The extent to which COVID-19 may further impact American Water, including without limitation, its liquidity, financial condition, and results of operations, will depend on future developments, which presently are highly uncertain and cannot be predicted.
The Company requested authorization for deferred accounting of COVID-19 financial impacts in all 14 regulatory jurisdictions in which it operates. As of August 5, 2020, American Water has commission orders authorizing deferred accounting for COVID-19 financial impacts in ten of 14 jurisdictions, with four requests pending. In addition to approving deferred accounting, two regulatory jurisdictions have also approved cost recovery mechanisms for COVID-19 financial impacts, as presented in the table below:

Commission Orders	Description	States Allowed
Regulatory assets	Allows the Company to establish regulatory assets to record certain financial impacts related to the COVID-19 pandemic.	CA, HI, IA, IL, IN, MD, NJ, PA, VA, WV
Cost recovery mechanisms
California’s Catastrophic Event Memorandum Account allows the Company to track and recover certain financial impacts related to the COVID-19 pandemic. Illinois has authorized cost recovery of COVID-19 financial impacts through a special purpose rider over a 24-month period.
CA, IL

Consistent with these regulatory orders, the Company recorded $14 million in regulatory assets and $2 million of regulatory liabilities for financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of June 30, 2020.
Recent Financing Activities
As a result of the COVID-19 pandemic and to ensure adequate liquidity, on March 20, 2020, American Water and American Water Capital Corp. (“AWCC”), a wholly owned finance subsidiary of American Water, entered into a Term Loan Credit Agreement that provides for a term loan facility of up to $750 million (the “Term Loan Facility”). On March 20, 2020, AWCC borrowed $500 million under the Term Loan Facility, the proceeds of which were used for general corporate purposes of AWCC and American Water, and to provide additional liquidity. The Term Loan Facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. See Note 8—Short-Term Debt in the Notes to Consolidated Financial Statements for additional information.
On April 14, 2020, AWCC completed a $1.0 billion debt offering which included the sale of $500 million aggregate principal amount of its 2.80% senior notes due 2030 and $500 million aggregate principal amount of its 3.45% senior notes due 2050. Net proceeds of this offering were used to lend funds to parent company and its regulated subsidiaries, repay various senior notes and regulated subsidiary debt obligations at maturity, repay commercial paper obligations and short-term indebtedness under AWCC’s unsecured revolving credit facility, and for general corporate purposes. See Note 7—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.
Financial Results
For the three and six months ended June 30, 2020, diluted earnings per share were $0.97 and $1.65, respectively, an increase of $0.03 and $0.09 per diluted share, respectively, as compared to the prior year. These increases were primarily driven by continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth, as well as the benefit related to depreciation expense not recorded during 2020 on the assets of the Company’s New York subsidiary, as required by assets held for sale accounting. Partially offsetting these increases were impacts from the COVID-19 pandemic, primarily from a net decrease in revenues in the Regulated Businesses and some delay in new partner relationships and launch of new products in the Homeowner Services Group (“HOS”). Additionally, during the first quarter of 2019, the Company recorded a $4 million pre-tax benefit from the reduction of the liability related to the Freedom Industries chemical spill settlement in West Virginia. See “Segment Results of Operations” below for additional information.
Growth—through capital investment in infrastructure and regulated acquisitions, as well as strategic growth opportunities in the Market-Based Businesses
The Company expects to continue to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company also expects to continue to grow the Market-Based Businesses, which leverages its core water and wastewater competencies. During the first six months of 2020, the Company invested $930 million, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses Growth
•$881 million capital investment in the Regulated Businesses, the majority for infrastructure improvements and replacements.
•$40 million to fund acquisitions in the Regulated Businesses, which added approximately 10,700 water and wastewater customers through the six months ended June 30, 2020.
During July 2020, the Company closed on the acquisition of one regulated water system, adding approximately 100 customers. As of August 5, 2020, the Company has entered into agreements for pending acquisitions in the Regulated Businesses to add approximately 43,600 additional customers. The Company plans to invest approximately $1.9 billion as planned across its footprint in 2020.

Sale of New York American Water Company, Inc.
On November 20, 2019, the Company and the Company’s New York subsidiary entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customer connections in the State of New York. Algonquin Power & Utilities Corp., Liberty’s parent company, executed and delivered an absolute and unconditional guaranty of the performance of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining regulatory approval and satisfying or waiving other closing conditions. The Stock Purchase Agreement may be terminated by either party if the Stock Purchase is not completed by June 30, 2021, subject to extension for up to six months if all of the conditions to closing have been met, other than obtaining regulatory approvals. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the New York subsidiary, taken as a whole. Progress toward completion of the transaction continues, and subject to such closing conditions and no exercise of termination rights, the Company estimates that the Stock Purchase will be completed in early 2021. Accordingly, the assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of June 30, 2020. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Operational Excellence
The Company continues to strive for industry-leading operational efficiency. The Company’s focus is aimed at enhancing its customer experience and operational efficiency, largely through the use of technology. The Company’s adjusted regulated O&M efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 34.3% for the twelve months ended June 30, 2020, as compared to 35.2% for the twelve months ended June 30, 2019. The improvement in this ratio reflects the continued focus on operating costs, as well as an increase in operating revenues for the Regulated Businesses.
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
The Company evaluates its operating performance using this ratio, and believes it is useful to investors because it directly measures improvement in the operating performance and efficiency of the Regulated Businesses. This information is derived from the Company’s consolidated financial information but is not presented in its financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). This information supplements and should be read in conjunction with the Company’s GAAP disclosures, and should be considered as an addition to, and not a substitute for, any GAAP measure. The Company’s adjusted regulated O&M efficiency ratio is not an accounting measure that is based on GAAP, may not be comparable to other companies’ operating measures and should not be used in place of the GAAP information provided elsewhere in this Form 10-Q.

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended June 30,
(Dollars in millions)	2020	2019
Total operation and maintenance expenses	$1,581	$1,520
Less:
Operation and maintenance expenses—Market-Based Businesses	384	387
Operation and maintenance expenses—Other	(17)	(48)
Total operation and maintenance expenses—Regulated Businesses	1,214	1,181
Less:
Regulated purchased water expenses	142	132
Allocation of non-operation and maintenance expenses	30	33
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,042	$1,016

Total operating revenues	$3,690	$3,521
Less:
Operating revenues—Market-Based Businesses	533	528
Operating revenues—Other	(20)	(22)
Total operating revenues—Regulated Businesses	3,177	3,015
Less:
Regulated purchased water revenues (a)	142	132
Adjusted operating revenues—Regulated Businesses (ii)	$3,035	$2,883

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	34.3%	35.2%
(a)The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from general rate cases authorizations that became effective:

(In millions)	During the Three Months Ended June 30, 2020	During the Six Months Ended June 30, 2020
General rate cases by state:
Indiana (a)	$13	$13
California (b)	—	5
Total general rate cases	$13	$18

Infrastructure surcharges by state:
New Jersey (effective January 1, 2020 and June 29, 2020)	$10	$20
Missouri (effective June 27, 2020)	10	10
Pennsylvania (effective January 1, 2020 and April 1, 2020)	5	15
Tennessee (c)	2	2
Illinois (effective January 1, 2020)	—	7
West Virginia (effective January 1, 2020)	—	3
Total infrastructure surcharges	$27	$57
(a)The Company’s Indiana subsidiary filed for and, on May 4, 2020, received approval to implement a $13 million increase for the second rate year, effective May 1, 2020.
(b)The Company’s California subsidiary filed for the third year (2020) step increase requesting $5 million associated with its most recent general case authorization. The $5 million request was approved and the step rates became effective on January 1, 2020.
(c)The Company’s Tennessee subsidiary received approval on May 11, 2020, for infrastructure surcharges for annualized incremental revenues of $2 million, effective January 1, 2020.
Directly related to the COVID-19 pandemic and its impacts on various processes, on March 25, 2020, the New York State Public Service Commission approved the Company’s New York subsidiary’s request to postpone the subsidiary’s previously approved step increase, originally scheduled to go into effect April 1, 2020. Per the order, the rate increase will be postponed for five months until September 1, 2020, at which time the previously approved step increase will go into effect. The order further provides a make whole provision to recover the delayed revenues with no earnings impact. In addition to the rate increase postponement, the System Improvement Charge, normally scheduled to go into effect August 1, 2020, will also be postponed until September 1, 2020. The rate increase postponement is applicable to all customers, including residential and commercial customers and fire service and irrigation accounts.
Effective July 1, 2020, the Company’s Pennsylvania and Kentucky subsidiaries implemented infrastructure surcharges for annualized incremental revenues of $4 million and $1 million, respectively.
Pending General Rate Case Filings
On June 30, 2020, the Company’s Missouri subsidiary filed a general rate case requesting $78 million in annualized incremental revenues.
On April 29, 2020, the Company’s Pennsylvania subsidiary filed a general rate case requesting $92 million and $46 million in annualized incremental revenues for rate year 1 and rate year 2, respectively. On May 28, 2020, the Office of Consumer Advocate filed a motion seeking an extension of the latest date new rates may become effective, and on June 4, 2020, the administrative law judge issued an order extending the statutory suspension period by 45 days from January 28, 2021 to March 4, 2021. On June 24, 2020, the Company’s Pennsylvania subsidiary filed a petition for reconsideration of this order.
On December 16, 2019, the Company’s New Jersey subsidiary filed a general rate case requesting $88 million in annualized incremental revenues.

On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $26 million annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100 day update for the same proceeding and updated the request to $27 million annualized incremental revenues for 2021, and increases of $10 million and $10 million in the escalation year of 2022 and the attrition year of 2023, respectively. Directly related to the COVID-19 pandemic, the California Public Utilities Commission (“CPUC”) suspended the procedural schedule in the general rate case and directed the parties to participate in an alternative dispute resolution process and provide a joint status conference statement by November 15, 2020.
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
There is no assurance that all or any portion of these requests will be granted.
Pending Infrastructure Surcharge Filings
Presented in the table below are the Company’s pending infrastructure surcharge filings:

(In millions)	Date Filed	Amount
Pending infrastructure surcharge filings by state:
West Virginia	June 29, 2020	$4
New York	May 29, 2020	1
Total pending infrastructure surcharge filings		$5
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
Legislative Updates
During 2020, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of August 5, 2020:
•Indiana House Enrolled Act 1131 establishes an appraisal process for non-municipal utilities to establish fair value and creates a presumption that the appraised value is a reasonable purchase price. Additionally, all new municipal systems will now be regulated for 10 years.
•Indiana Senate Enrolled Act 254 authorizes recovery without a full rate case for service enhancements for health, safety or environmental concerns for above ground infrastructure, and exempts relocation from distribution system improvement charge recovery caps.
•West Virginia Senate Bill 551 allows for expanded asset valuation, combined water and wastewater ratemaking and the expansion of how municipalities can utilize proceeds from the sale of a water or wastewater system.
•Iowa amended HF2452 legislation, which gives the Iowa Utilities Board 180 days to approve acquisitions and allows systems to qualify as a distressed system when they do not have a certified operator.

During 2020, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of August 5, 2020:
•Missouri House Bill 2120 requires most small community water utilities to establish a cyber security plan and valve and hydrant inspection program with reporting to the Department of Natural Resources certifying compliance with these provisions upon request.
•Virginia Senate Bill 831 establishes fair market value for the state, and the legislation authorizes a water or sewer public utility acquiring a water or sewer system to elect to have its rate base established by using the fair market value.
In July 2020, the CPUC released a proposed decision under its Low-Income Rate Payer Assistance program rulemaking, which if adopted would require the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. The Company’s California subsidiary provided comments on the proposed decision on July 27, 2020. The CPUC will consider the proposed decision no earlier than August 6, 2020.
Condemnation and Eminent Domain
All or portions of the Regulated Businesses’ utility assets could be acquired by state, municipal or other government entities through one or more of the following methods: (i) eminent domain (also known as condemnation); (ii) the right of purchase given or reserved by a municipality or political subdivision when the original certificate of public convenience and necessity (a “CPCN”) was granted; and (iii) the right of purchase given or reserved under the law of the state in which the utility subsidiary was incorporated or from which it received its CPCN. The acquisition consideration related to such a proceeding initiated by a local government may be determined consistent with applicable eminent domain law, or may be negotiated or fixed by appraisers as prescribed by the law of the state or in the particular CPCN.
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
On November 6, 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. On June 12, 2020, the MPWMD issued a draft environmental impact report for the potential acquisition of the Monterey system assets and a related district boundary adjustment that would be required if the MPWMD were to acquire and operate certain of the Monterey system assets located outside the MPWMD’s boundaries. Comments on the draft report are due August 3, 2020. If the MPWMD were to make a final determination that an acquisition of the Monterey system assets is feasible, a multi-year eminent domain proceeding against the Company’s California subsidiary would need to be commenced by the MPWMD to first establish its right to take the Monterey system assets and, if such right is established, to determine the amount of just compensation to be paid to the California subsidiary for such assets.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company’s Illinois subsidiary in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. The parties have filed with the court updated valuation reports. A valuation trial to establish the value of the pipeline has been scheduled for the week of December 14, 2020.

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
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)
Operating revenues	$931	$882	$1,775	$1,695
Operating expenses:
Operation and maintenance	391	372	774	737
Depreciation and amortization	152	142	297	286
General taxes	75	72	152	141
(Gain) on asset dispositions and purchases	—	(6)	—	(9)
Total operating expenses, net	618	580	1,223	1,155
Operating income	313	302	552	540
Other income (expense):
Interest, net	(101)	(94)	(197)	(187)
Non-operating benefit costs, net	12	4	25	8
Other, net	8	15	11	18
Total other income (expense)	(81)	(75)	(161)	(161)
Income before income taxes	232	227	391	379
Provision for income taxes	56	57	91	96
Net income attributable to common shareholders	$176	$170	$300	$283
The main factors contributing to the $6 million and $17 million increases in net income attributable to common shareholders for the three and six months ended June 30, 2020, respectively, are described in “Segment Results of Operations” below. Partially offsetting the increases in net income described below, there was higher interest expense at parent company supporting growth in the business during the three and six months ended June 30, 2020.
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

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)
Operating revenues	$803	$755	$1,523	$1,440
Operation and maintenance	299	287	597	565
Depreciation and amortization	144	132	279	262
General taxes	70	67	142	131
(Gain) on asset dispositions and purchases	(1)	(6)	(3)	(8)
Other income (expenses)	(56)	(67)	(110)	(132)
Income before income taxes	236	208	398	358
Provision for income taxes	58	52	98	92
Net income attributable to common shareholders	177	156	300	266
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)
Water services:
Residential	$474	$415	$873	$793
Commercial	142	153	284	289
Fire service	36	35	73	69
Industrial	31	34	63	66
Public and other	62	68	118	120
Total water services	745	705	1,411	1,337
Wastewater services	46	40	89	80
Other (a)	12	10	23	23
Total operating revenues	$803	$755	$1,523	$1,440
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
(Gallons in millions)
Billed water services volumes:
Residential	42,408	39,106	77,958	74,873
Commercial	15,798	19,197	32,878	36,633
Industrial	8,058	9,164	16,497	17,809
Fire service, public and other	11,085	12,119	22,631	23,210
Billed water services volumes	77,349	79,586	149,964	152,525

For the three months ended June 30, 2020, operating revenues increased $48 million, primarily due to: (i) $29 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) $9 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; and (iii) $7 million increase in demand, including $11 million increase driven by unusually wet weather conditions experienced in the Northeast and Midwest during the second quarter of 2019, offset by $10 million of lower demand as a result of the COVID-19 pandemic, primarily from decreased revenues from the Company’s commercial and industrial customers, partially offset by increased revenues from the Company’s residential customer.
For the six months ended June 30, 2020, operating revenues increased $83 million, primarily due to: (i) $60 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) $16 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; and (iii) $6 million increase in demand, including $11 million increase driven by unusually wet weather conditions experienced in the Northeast and Midwest during the second quarter of 2019, offset by $10 million of lower demand as a result of the COVID-19 pandemic, primarily from decreased revenues from the Company’s commercial and industrial customers, partially offset by increased revenues from the Company’s residential customers.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)
Employee-related costs	$119	$115	$244	$232
Production costs	81	75	153	144
Operating supplies and services	54	56	110	111
Maintenance materials and supplies	19	18	38	37
Customer billing and accounting	13	13	27	24
Other	13	10	25	17
Total	$299	$287	$597	$565
For the three months ended June 30, 2020, operation and maintenance expense increased $12 million, primarily due to: (i) $4 million increase in employee-related costs primarily from higher group insurance costs due to higher rates in 2020; and (ii) $6 million increase in production costs primarily due to higher purchased water usage across several subsidiaries, including the Company’s California and New Jersey subsidiaries.
For the six months ended June 30, 2020, operation and maintenance expense increased $32 million, primarily due to: (i) $12 million increase in employee-related costs from higher headcount and related compensation expense in support of the growth in the business, as well as higher group insurance costs due to higher rates in 2020, and higher pension expense due to higher service costs; (ii) $9 million increase in production costs primarily due to higher purchased water usage across several subsidiaries, including the Company’s California subsidiary; (iii) $3 million increase in customer billing and accounting primarily due to higher customer uncollectible expense; and (iv) $8 million increase in other operation and maintenance expense principally due to a $4 million reduction to the liability related to the Freedom Industries chemical spill, recorded in the first quarter of 2019.
Depreciation and Amortization
For the three and six months ended June 30, 2020, depreciation and amortization increased $12 million and $17 million, respectively, primarily due to additional utility plant placed in service.
General Taxes
For the three and six months ended June 30, 2020, general taxes increased $3 million and $11 million, respectively, primarily due to increased property assessments and incremental property taxes in several of the Company’s subsidiaries, including in Pennsylvania and New Jersey.

(Gain) on Asset Dispositions and Purchases
For the three and six months ended June 30, 2020, (gain) on asset dispositions and purchases decreased $5 million and $5 million, respectively, primarily due to a $6 million pre-tax gain recognized on a land sale in the Company’s Pennsylvania subsidiary during the second quarter of 2019.
Other Income (Expenses)
For the three and six months ended June 30, 2020, other income (expenses) increased $11 million and $22 million, respectively, primarily due to reduction in the non-service cost components of pension and other postretirement benefits expense resulting from favorable actuarial performance.
Provision for Income Taxes
For the three and six months ended June 30, 2020, the Company’s provision for income taxes increased $6 million and $6 million, respectively, primarily due to an increase in pre-tax income.
Market-Based Businesses
Presented in the table below is information for the Market-Based Businesses, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
(In millions)
Operating revenues	$132	$132	$260	$266
Operation and maintenance	94	96	185	194
Depreciation and amortization	7	8	13	17
Income before income taxes	30	29	60	56
Provision for income taxes	8	8	16	15
Net income attributable to common shareholders	23	21	45	41
Operating Revenues
For the three months ended June 30, 2020, operating revenues remained consistent primarily due to: (i) $14 million decrease from the sale of the Company’s Keystone Clearwater Solutions, LLC (“Keystone”) operations in the fourth quarter of 2019; (ii) $3 million decrease from the expiration of the Company’s contract with the Township of Edison, New Jersey in 2019; (iii) $14 million increase in Military Services Group (“MSG”) from increased capital upgrades primarily at Fort Polk and the Picatinny Arsenal, and the addition of two new military contracts in 2019 (Joint Base San Antonio and the United States Military Academy at West Point, New York); and (iv) $4 million increase in HOS primarily from price increases for existing customers and contract growth.
For the six months ended June 30, 2020, operating revenues decreased $6 million, primarily due to: (i) $30 million decrease from the sale of the Company’s Keystone operations in the fourth quarter of 2019; (ii) $5 million decrease from the expiration of the Company’s contract with the Township of Edison, New Jersey in 2019; (iii) $23 million increase in MSG from increased capital upgrades primarily at Fort Leonard Wood, Fort Polk and Fort Hood, and the addition of two new military contracts in 2019 (Joint Base San Antonio and the United States Military Academy at West Point, New York); and (iv) $8 million increase in HOS primarily from price increases for existing customers and contract growth.
Operation and Maintenance
For the three months ended June 30, 2020, operation and maintenance expense decreased $2 million, primarily due to: (i) $11 million decrease from the sale of the Company’s Keystone operations, as discussed above; and (ii) $12 million increase in MSG from increased capital upgrades, as discussed above.
For the six months ended June 30, 2020, operation and maintenance expense decreased $9 million, primarily due to: (i) $25 million decrease from the sale of the Company’s Keystone operations, as discussed above; (ii) $3 million decrease from the expiration of the Company’s contract with the Township of Edison, New Jersey in 2019; and (iii) $20 million increase in MSG from increased capital upgrades, as discussed above.

Depreciation and Amortization
For the three and six months ended June 30, 2020, depreciation and amortization decreased $1 million and $4 million, respectively, primarily due to the sale of the Company’s Keystone operations in the fourth quarter of 2019.
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
The Company continues to assess its short and long-term liquidity needs in light of the impact of the COVID-19 pandemic on the financial and capital markets. On March 20, 2020, AWCC entered into a $750 million 364-day term loan credit facility and immediately executed a $500 million draw thereunder to support the Company’s short-term liquidity by retaining that amount in cash. The term loan facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. The Company has also utilized its existing sources of liquidity, such as current cash balances, cash flows from operations and borrowings under the revolving credit facility as necessary or desirable to meet the Company’s short-term liquidity requirements. The Company had cash and cash equivalents of $569 million as of June 30, 2020.
The Company’s revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.10 billion. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of June 30, 2020, AWCC had no outstanding borrowings and $76 million of outstanding letters of credit under the revolving credit facility, and $420 million of outstanding commercial paper, with $1.75 billion available to fulfill short-term liquidity needs and to issue letters of credit. During the six months ended June 30, 2020, the Company drew down and subsequently paid off $650 million of borrowings under the revolving credit facility. The weighted-average interest rate on AWCC short-term borrowings outstanding, including $500 million of outstanding principal on the Term Loan Facility as of June 30, 2020, was approximately 1.06% and 1.86% at June 30, 2020 and December 31, 2019, respectively. On April 1, 2020, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, pursuant to the terms of the credit agreement, from March 21, 2024 to March 21, 2025.
Presented in the table below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each as of June 30, 2020:

	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding commercial paper	(420)	—	(420)
Outstanding letters of credit	—	(76)	(76)
Total outstanding	(420)	(76)	(496)
Remaining availability as of June 30, 2020	$1,680	$74	$1,754
(a)Total remaining availability of $1.75 billion as of June 30, 2020 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2020:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of June 30, 2020	$569	$1,754	$2,323

The Company believes that existing sources of liquidity are sufficient to meet its cash requirements for the foreseeable future. However, as the impacts of the COVID-19 pandemic on the economy, the financial and capital markets, and the Company’s operations evolve, the Company will continue to assess its liquidity needs. Though not currently anticipated, no assurances can be provided that the lenders will meet existing commitments to AWCC under the revolving credit facility, or that AWCC will be able to access the commercial paper or loan markets in the future on acceptable terms. In the event of a sustained market deterioration, the Company may need to obtain additional sources of liquidity, which would require the Company to evaluate available alternatives and take appropriate actions. See Note 8—Short-Term Debt in the Notes to Consolidated Financial Statements for additional information.
On April 14, 2020, AWCC completed a $1.0 billion debt offering which included the sale of $500 million aggregate principal amount of its 2.80% senior notes due 2030 and $500 million aggregate principal amount of its 3.45% senior notes due 2050. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $989 million. AWCC used the net proceeds of this offering: (i) to lend funds to parent company and its regulated subsidiaries; (ii) to fund sinking fund payments for, and to repay at maturity, $28 million in aggregate principal amount of outstanding long-term debt of AWCC and certain of the Company’s regulated subsidiaries; (iii) to repay AWCC’s commercial paper obligations and short-term indebtedness under AWCC’s $2.25 billion unsecured revolving credit facility; and (iv) for general corporate purposes. In connection with the debt offering, the Company entered into four 10-year treasury lock agreements during March 2020, each with a notional amount of $100 million, to reduce interest rate exposure on debt. These treasury lock agreements had an average fixed rate of 0.94% and were terminated on April 8, 2020. See Note 7—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Six Months Ended June 30,
	2020	2019
(In millions)
Net income	$300	$283
Add (less):
Depreciation and amortization	297	286
Deferred income taxes and amortization of investment tax credits	96	85
Other non-cash activities (a)	(30)	(36)
Changes in working capital (b)	(104)	(94)
Settlement of cash flow hedges	(6)	(30)
Pension and postretirement healthcare contributions	(22)	(14)
Net cash flows provided by operations	$531	$480
(a)Includes provision for losses on accounts receivable, (gain) on asset dispositions and purchases, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.
(b)Changes in working capital include changes to receivables and unbilled revenues, accounts payable and accrued liabilities, and other current assets and liabilities, net, less the settlement of cash flow hedges.
For the six months ended June 30, 2020, cash flows provided by operating activities increased $51 million, primarily due to an increase in net income and the decrease in cash paid for the settlement of cash flow hedges in 2020 compared to the prior year in connection with AWCC’s 2020 and 2019 debt offerings. The main factors contributing to the increase in net income are described in “Consolidated Results of Operations” and “Segment Results of Operations” above.

Cash Flows Used in Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Six Months Ended June 30,
	2020	2019
(In millions)
Net capital expenditures	$(870)	$(712)
Acquisitions	(40)	(80)
Other investing activities, net (a)	(48)	(25)
Net cash flows used in investing activities	$(958)	$(817)
(a)Includes removal costs from property, plant and equipment retirements and proceeds from sale of assets.
For the six months ended June 30, 2020, cash used in investing activities increased $141 million, primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure in the Company’s Regulated Businesses. Additionally, proceeds from the sale of assets were higher in 2019 compared to 2020. Partially offsetting these increases was a decrease in acquisitions primarily due to the acquisition of the City of Alton, Illinois’ regional wastewater system for $55 million in the second quarter of 2019. The Company plans to invest approximately $1.9 billion as planned across its footprint in 2020.
Cash Flows Provided by Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by financing activities:

	For the Six Months Ended June 30,
	2020	2019
(In millions)
Proceeds from long-term debt	$1,163	$1,184
Repayments of long-term debt	(166)	(146)
Proceeds from term loan	500	—
Net repayments of short-term borrowings	(367)	(568)
Dividends paid	(190)	(173)
Anti-dilutive stock repurchases	—	(36)
Other financing activities, net (a)	1	4
Net cash flows provided by financing activities	$941	$265
(a)Includes proceeds from issuances of common stock under various employee stock plans and the dividend reinvestment plan, net of taxes paid, and advances and contributions for construction, net of refunds.
For the six months ended June 30, 2020, cash flows provided by financing activities increased $676 million, primarily due to the $500 million borrowed under the Term Loan Facility during the first quarter of 2020, lower net repayments of commercial paper borrowings and no anti-dilutive stock repurchases in 2020, partially offset by higher dividends paid in 2020.
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
Covenants in certain long-term notes, the term loan facility and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On June 30, 2020, the Company’s ratio was 0.63 to 1.00 and therefore the Company was in compliance with the covenants.

Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of August 5, 2020 as issued by the following rating agencies:

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
Dividends
For discussion of the Company’s dividends, see Note 6—Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information.
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
On April 8, 2020, the Company terminated four treasury lock agreements with an aggregate notional amount of $400 million, and as a result, the Company had no significant derivative instruments outstanding as of June 30, 2020.

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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with SWRCB Orders to Reduce Carmel River Diversions
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, based on the matters discussed in Part I, Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions—Monterey Peninsula Water Supply Project in the Company’s Form 10-K, as amended by the disclosures below, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Due to the delay in the approval schedule, Cal Am currently does not believe that it will be able to fully comply with the diversion reduction requirements and other remaining requirements under the 2009 Order and the 2016 Order, including the 2021 Deadline. Cal Am has notified the SWRCB that, due to circumstances beyond Cal Am’s control, an interim 2020 milestone for construction of the Water Supply Project set forth in the 2016 Order will not be met, potentially triggering a diversion reduction requirement. The SWRCB has the option to suspend the diversion reduction, or otherwise modify the schedule in the 2016 Order, should it choose. The CPUC’s final decision approving the Water Supply Project permits recovery of all of Cal Am’s prudently incurred costs associated therewith, subject to the frameworks set forth in the final decision related to cost caps, O&M costs, financing, ratemaking and contingency matters. Cal Am currently believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order. Further attempts to comply with the 2009 Order and the 2016 Order, or the 2021 Deadline, may result in material additional costs or obligations to Cal Am, and failure to comply could lead to fines and penalties against Cal Am.
Monterey Peninsula Water Supply Project
Coastal Development Permit Application
On April 16, 2020, due to the COVID-19 pandemic, the State of California issued an order suspending for 60 days all deadlines under the Permit Streamlining Act. This action effectively extends the Coastal Commission’s deadline to vote on Cal Am’s original jurisdiction application from July 24, 2020 to September 22, 2020. The Coastal Commission has informed Cal Am that it plans to consider Cal Am’s application at a future meeting, likely to be held on September 17, 2020.
Desalination Plant Development Permit
The Monterey County Superior Court extended the stay on the commencement of physical construction of the desalination plant to August 25, 2020. The court has also set a briefing schedule and a hearing on MCWD’s petition for October 6, 2020.
Water Supply Project Land Use Acquisition and Slant Well Site Use
On May 8, 2020, the City filed a lawsuit, which it amended on June 29, 2020, in Monterey County Superior Court, naming Cal Am and CEMEX as defendants, and MCWRA and MCWD as real parties in interest. The lawsuit alleges a claim for breach of contract against CEMEX and seeks a declaration voiding the permanent easement to Cal Am and prohibiting extraction of water by Cal Am’s slant wells at the CEMEX site in excess of 500 acre-feet per year and the export of such water outside the groundwater basin. Cal Am intends to defend itself vigorously against these claims.
Dunbar, West Virginia Water Main Break Class Action Litigation
On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages, if imposed. On February 25, 2020, WVAWC filed a response to the motion, claiming that the Jeffries plaintiffs failed to prove the mandatory elements required for class certification. A hearing on class certification was held on March 11, 2020, followed by a status conference on April 7, 2020. On June 11, 2020, the court ruled that it would partially grant the Jeffries plaintiffs’ motion for certification of an issues class and would deny the request for certification of a class to determine a punitive damages multiplier for the class. On July 14, 2020, the court entered an order reflecting its June 11, 2020 rulings, and WVAWC intends to appeal this order to the West Virginia Supreme Court of Appeals. The court also set a new trial date for April 12, 2021 and requested the parties prepare an appropriate scheduling order.

Chattanooga, Tennessee Water Main Break Class Action Litigation
On November 22, 2019, the Tennessee-American Water Defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted, and, with respect to the Company, for lack of personal jurisdiction. A hearing on this motion was held on February 18, 2020. On June 8, 2020, the judge hearing the case transferred the matter to a different judge prior to ruling on the motion to dismiss. Oral argument on the motion to dismiss has been scheduled for September 9, 2020.
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
Our ability to successfully implement our business plan and strategy depends on the rates authorized by the various state PUCs. We periodically file rate increase applications with state PUCs. The ensuing administrative process may be lengthy and costly. Our rate increase requests may or may not be approved, or may be partially approved, and any approval may not occur in a timely manner. Moreover, a PUC may not approve a rate request to an extent that is sufficient to:
•cover our expenses, including purchased water and costs of chemicals, fuel and other commodities used in our operations;
•enable us to recover our investment; and
•provide us with an opportunity to earn an appropriate rate of return on our investment.
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
The current COVID-19 pandemic may limit or curtail significantly or entirely the ability of PUCs to approve or authorize applications and other requests we may make with respect to our Regulated Businesses, including without limitation any or all types of approvals described above, as PUCs and their staffs seek to reduce, delay or streamline proceedings and other activities. PUCs and other governmental authorities have taken, and may continue to take, emergency or other actions in light of the pandemic that may impact us, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic and extending or delaying procedural schedules in our regulatory proceedings. At this time, we are unable to predict the range of impacts that this pandemic or other related events may have on our ability to obtain these approvals as needed or requested by the Regulated Businesses in the ordinary course or at all, or the nature of any further emergency or other action that may be taken by the PUCs or other governmental authorities.
In any of these cases, our business, financial condition, results of operations, cash flows and liquidity may be adversely affected. Even if rates are sufficient, we face the risk that we will not achieve the rates of return on our invested capital to the extent permitted by state PUCs. This could occur if certain conditions exist, including, but not limited to, if water usage is less than the level anticipated in establishing rates, whether due to conservation efforts, impacts of the COVID-19 pandemic or otherwise, or if our investments or expenses prove to be higher than the level estimated in establishing rates.

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
A loss of one or more large industrial or commercial customers could have a material adverse impact upon the results of operations of one or more of our Regulated Businesses.
Adverse economic conditions, the COVID-19 pandemic or other factors may cause our customers, particularly industrial and large commercial customers, to curtail operations. A curtailment of operations by such a customer would typically result in reduced water usage by that customer. In more severe circumstances, the decline in usage could be permanent. For the first six months of 2020, the Company’s regulated revenues increased by approximately $83 million, which included $10 million in estimated lower revenues from the impact of COVID-19 on net customer demand, related mainly to industrial and commercial customers. Any decrease in demand resulting from difficult economic conditions or the current COVID-19 pandemic affecting these customers could adversely affect our financial condition and results of operations. Tariffs in place with respect to our Regulated Businesses may not reimburse us, in whole or in part, for any of these impacts.
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
As of June 30, 2020, our aggregate long-term and short-term debt balance (including preferred stock with mandatory redemption requirements) was $10.6 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:
•limiting our ability to obtain additional financing to fund future working capital requirements or capital expenditures;
•exposing us to interest rate risk with respect to the portion of our indebtedness that bears interest at variable rates;
•limiting our ability to pay dividends on our common stock or make payments in connection with our other obligations;
•impairing our access to the capital markets for debt and equity;
•requiring that an increasing portion of our cash flows from operations be dedicated to the payment of the principal and interest on our debt, thereby reducing funds available for future operations, dividends on our common stock or capital expenditures;
•limiting our ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and
•placing us at a competitive disadvantage compared to those of our competitors that have less debt.
In order to meet our capital expenditure needs, we may be required to borrow additional funds under the revolving credit facility or issue a combination of new short-term and long-term debt, and/or equity. We continue to assess our short- and long-term liquidity needs in light of the impact of the COVID-19 pandemic on the financial and capital markets, especially with respect to the market for corporate commercial paper, which has experienced recent volatility and shortages of liquidity. In response to these events, on March 20, 2020, we entered into the $750 million 364-day Term Loan Facility and immediately executed a $500 million draw thereunder to support our short-term liquidity by retaining that amount in cash. The Term Loan Facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. We have also utilized our existing sources of liquidity, such as our current cash balances, cash flows from operations and borrowings under the revolving credit facility as necessary or desirable to meet our short-term liquidity requirements. We believe that existing sources of liquidity will be sufficient to meet our cash requirements for the foreseeable future. However, as the impacts of the COVID-19 pandemic on the economy, the financial and capital markets and our operations evolve, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may need to obtain additional sources of liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Moreover, additional borrowings may be required to refinance outstanding indebtedness. Other than debt with respect to the Term Loan Facility, debt maturities and sinking fund payments in 2021, 2022 and 2023 will be $314 million, $14 million and $270 million, respectively. We can provide no assurance that we will be able to access the debt or equity capital markets on favorable terms, if at all. Moreover, as new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to refinance existing debt on favorable terms.
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
In addition to cash from operations, we generally rely primarily on AWCC’s $2.25 billion revolving credit facility, its $2.1 billion commercial paper program, and the capital markets to satisfy our liquidity needs. On April 1, 2020, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended pursuant to the terms of the credit agreement from March 21, 2024 to March 21, 2025. Historically, we have regularly used AWCC’s commercial paper program rather than this revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally could obtain in the commercial paper market. In addition, on March 20, 2020, AWCC entered into the $750 million 364-day Term Loan Facility to provide additional short-term liquidity support. As of June 30, 2020, AWCC had no outstanding borrowings under the revolving credit facility, $420 million of commercial paper outstanding, $76 million in outstanding letters of credit and $500 million outstanding under the 364-day Term Loan Facility. There can be no assurance that AWCC will be able to continue to access its commercial paper program or its revolving credit facility, when, as and if desired, or that the amount of capital available thereunder will be sufficient to meet all of our liquidity needs at a reasonable, or any, cost.
Under the terms of the revolving credit facility and the 364-day Term Loan Facility, our consolidated debt cannot exceed 70% of our consolidated capitalization, as determined under the terms of those facilities. If our equity were to decline or debt were to increase to a level that causes us to exceed this limit, lenders under those facilities would be entitled to refuse any further extension of credit under the revolving credit facility and to declare all of the outstanding debt under the revolving credit facility and/or the Term Loan Facility immediately due and payable. To avoid such a default, a waiver or renegotiation of this covenant would be required, which would likely increase funding costs and could result in additional covenants that would restrict our operational and financing flexibility.
Our ability to comply with this and other covenants contained in the revolving credit facility, the Term Loan Facility and our other consolidated indebtedness is subject to various risks and uncertainties, including events beyond our control. For example, events that could cause a reduction in equity include, without limitation, a significant write-down of our goodwill. Even if we are able to comply with this or other covenants, the limitations on our operational and financial flexibility could harm our business by, among other things, limiting our ability to incur indebtedness or reduce equity in connection with financings or other corporate opportunities that we may believe would be in our best interests or the interests of our shareholders to complete.
Disruptions in the capital markets or changes in our credit ratings could also limit our ability to access capital on terms favorable to us or at all. For example, on April 1, 2019, Moody’s Investors Service changed the Company’s senior unsecured debt rating to Baa1, from A3, with a stable outlook. While the lending banks that participate in the revolving credit facility have met all of their obligations under those facilities, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. These or other occurrences may cause our lenders to not meet their existing commitments, and we may not be able to access the commercial paper or loan or capital markets in the future on terms acceptable to us or at all. Furthermore, our inability to maintain, renew or replace commitments under our revolving credit facility could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity. Longer-term disruptions in the capital and credit markets as a result of economic, legislative, political or other uncertainty, including as a result of the current COVID-19 pandemic, changes in U.S. tax and other laws, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any significant disruption in the capital, debt or credit markets, or financial institution failures could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include delaying or deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures. Finally, there is no assurance that we will be able to access the equity capital markets to obtain financing when necessary or desirable and on terms that are reasonable or acceptable to us.

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
The Company did not repurchase shares of common stock during the three months ended June 30, 2020. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2020, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.

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

4.2
Officers’ Certificate of American Water Capital Corp., dated April 14, 2020, establishing the terms and authorizing the issuance of the 2.80% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 14, 2020).

4.3
Officers’ Certificate of American Water Capital Corp., dated April 14, 2020, establishing the terms and authorizing the issuance of the 3.45% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 14, 2020).

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

10.1.3
Extension Agreement, dated as of April 1, 2020, among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed on May 5, 2020).

*10.2	Offer Letter for Employment, dated April 28, 2020, between American Water Works Company, Inc. and William Varley.
*10.3	Separation Agreement and General Release, dated as of May 13, 2020, between American Water Works Company, Inc. and Loyd A. Warnock.
*10.4	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant, dated April 1, 2020 (for Walter J. Lynch).
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A, dated April 1, 2020 (for Walter J. Lynch).
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B, dated April 1, 2020 (for Walter J. Lynch).
*10.7	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Stock Unit Grant Form for Non-Employee Directors.
*31.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit Number	Exhibit Description
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
* Filed herewith.
**  Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2020.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ WALTER J. LYNCH
Walter J. Lynch President and Chief Executive Officer (Principal Executive Officer)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)