Form 10-Q
period 2020-09-30
American Water Works Company, Inc.
filed 2020-11-04
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 28, 2020
Common Stock, $0.01 par value per share	181,271,995

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.
i

FORWARD-LOOKING STATEMENTS
Statements included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and filings to address regulatory lag; growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity, the completion of the announced sale of the Company’s New York subsidiary and the amount of proceeds anticipated to be received therefrom; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the ability to execute its current and long-term business, operational and capital expenditures strategies; its ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets; the outcome and impact on the Company of legal and similar governmental and regulatory proceedings and related potential fines, penalties and other sanctions; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the impacts to the Company of the current pandemic health event resulting from the novel coronavirus (“COVID-19”); the ability to capitalize on existing or future utility privatization opportunities; trends in the industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and projected impacts that the Tax Cuts and Jobs Act (the “TCJA”) or other future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•the timeliness and outcome of regulatory commissions’ and other authorities’ actions concerning rates, capital structure, authorized return on equity, capital investment, system acquisitions and dispositions, taxes, permitting, water supply and management, and other decisions;
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
•the Company’s ability to obtain permits and other approvals for projects and construction of various water and wastewater facilities;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Property, plant and equipment	$25,133	$23,941
Accumulated depreciation	(5,866)	(5,709)
Property, plant and equipment, net	19,267	18,232
Current assets:
Cash and cash equivalents	560	60
Restricted funds	39	31
Accounts receivable, net of allowance for uncollectible accounts of $52 and $41, respectively	358	294
Unbilled revenues	201	172
Materials and supplies	49	44
Assets held for sale	618	566
Other	142	118
Total current assets	1,967	1,285
Regulatory and other long-term assets:
Regulatory assets	1,144	1,128
Operating lease right-of-use assets	97	103
Goodwill	1,504	1,501
Postretirement benefit assets	155	159
Intangible assets	58	67
Other	202	207
Total regulatory and other long-term assets	3,160	3,165
Total assets	$24,394	$22,682
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 186,437,589 and 185,903,727 shares issued, respectively)	$2	$2
Paid-in-capital	6,739	6,700
Retained earnings (accumulated deficit)	157	(207)
Accumulated other comprehensive loss	(38)	(36)
Treasury stock, at cost (5,168,086 and 5,090,855 shares, respectively)	(348)	(338)
Total common shareholders' equity	6,512	6,121
Long-term debt	9,580	8,639
Redeemable preferred stock at redemption value	4	5
Total long-term debt	9,584	8,644
Total capitalization	16,096	14,765
Current liabilities:
Short-term debt	1,044	786
Current portion of long-term debt	67	28
Accounts payable	162	203
Accrued liabilities	505	596
Accrued taxes	64	46
Accrued interest	101	84
Liabilities related to assets held for sale	138	128
Other	179	174
Total current liabilities	2,260	2,045
Regulatory and other long-term liabilities:
Advances for construction	262	240
Deferred income taxes and investment tax credits	2,060	1,893
Regulatory liabilities	1,777	1,806
Operating lease liabilities	83	89
Accrued pension expense	386	411
Other	79	78
Total regulatory and other long-term liabilities	4,647	4,517
Contributions in aid of construction	1,391	1,355
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$24,394	$22,682
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues	$1,079	$1,013	$2,854	$2,708
Operating expenses:
Operation and maintenance	419	395	1,193	1,132
Depreciation and amortization	154	144	451	430
General taxes	73	68	225	209
(Gain) on asset dispositions and purchases	—	—	—	(9)
Total operating expenses, net	646	607	1,869	1,762
Operating income	433	406	985	946
Other income (expense):
Interest, net	(99)	(97)	(296)	(284)
Non-operating benefit costs, net	12	4	37	12
Other, net	6	5	17	23
Total other income (expense)	(81)	(88)	(242)	(249)
Income before income taxes	352	318	743	697
Provision for income taxes	88	78	179	174
Net income attributable to common shareholders	$264	$240	$564	$523

Basic earnings per share: (a)
Net income attributable to common shareholders	$1.46	$1.33	$3.11	$2.90
Diluted earnings per share: (a)
Net income attributable to common shareholders	$1.46	$1.33	$3.11	$2.89
Weighted-average common shares outstanding:
Basic	181	181	181	181
Diluted	182	181	181	181
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$264	$240	$564	$523
Other comprehensive income (loss), net of tax:
Defined benefit pension plan actuarial loss, net of tax of $1 and $0 for the three months ended September 30, 2020 and 2019, respectively and $1 and $1 for the nine months ended September 30, 2020 and 2019, respectively	1	1	2	2
Foreign currency translation adjustment	—	—	—	(1)
Unrealized loss on cash flow hedges, net of tax of $0 and $0 for the three months ended September 30, 2020 and 2019, respectively and $(1) and $(5) for the nine months ended September 30, 2020 and 2019, respectively	—	—	(4)	(13)
Net other comprehensive income (loss)	1	1	(2)	(12)
Comprehensive income attributable to common shareholders	$265	$241	$562	$511
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$564	$523
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	451	430
Deferred income taxes and amortization of investment tax credits	174	163
Provision for losses on accounts receivable	22	18
(Gain) on asset dispositions and purchases	—	(9)
Pension and non-pension postretirement benefits	(10)	13
Other non-cash, net	(37)	(51)
Changes in assets and liabilities:
Receivables and unbilled revenues	(121)	(54)
Pension and postretirement benefit contributions	(31)	(23)
Accounts payable and accrued liabilities	(17)	(16)
Other assets and liabilities, net	(7)	(49)
Net cash provided by operating activities	988	945
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,314)	(1,115)
Acquisitions, net of cash acquired	(59)	(85)
Proceeds from sale of assets	2	17
Removal costs from property, plant and equipment retirements, net	(75)	(71)
Net cash used in investing activities	(1,446)	(1,254)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,250	1,191
Repayments of long-term debt	(266)	(153)
Proceeds from term loan	500	—
Net short-term borrowings with maturities less than three months	(242)	(491)
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $17 and $11 for the nine months ended September 30, 2020 and 2019, respectively	6	13
Advances and contributions for construction, net of refunds of $20 and $25 for the nine months ended September 30, 2020 and 2019, respectively	20	16
Debt issuance costs	(12)	(11)
Dividends paid	(290)	(263)
Anti-dilutive share repurchases	—	(36)
Net cash provided by financing activities	966	266
Net increase (decrease) in cash, cash equivalents and restricted funds	508	(43)
Cash, cash equivalents and restricted funds at beginning of period	91	159
Cash, cash equivalents and restricted funds at end of period	$599	$116
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$236	$245

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2019	185.9	$2	$6,700	$(207)	$(36)	(5.1)	$(338)	$6,121
Net income attributable to common shareholders	—	—	—	124	—	—	—	124
Common stock issuances (a)	0.3	—	13	—	—	(0.1)	(10)	3
Net other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Balance as of March 31, 2020	186.2	$2	$6,713	$(83)	$(41)	(5.2)	$(348)	$6,243
Net income attributable to common shareholders	—	—	—	176	—	—	—	176
Common stock issuances (a)	0.2	—	17	—	—	—	—	17
Net other comprehensive loss	—	—	—	—	2	—	—	2
Dividends ($0.55 declared per common share)	—	—	—	(100)	—	—	—	(100)
Balance as of June 30, 2020	186.4	$2	$6,730	$(7)	$(39)	(5.2)	$(348)	$6,338
Net income attributable to common shareholders	—	—	—	264	—	—	—	264
Common stock issuances (a)	—	—	9	—	—	—	—	9
Net other comprehensive loss	—	—	—	—	1	—	—	1
Dividends ($0.55 declared per common share)	—	—	—	(100)	—	—	—	(100)
Balance as of September 30, 2020	186.4	$2	$6,739	$157	$(38)	(5.2)	$(348)	$6,512
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2018	185.4	$2	$6,657	$(464)	$(34)	(4.7)	$(297)	$5,864
Cumulative effect of change in accounting principle	—	—	—	(2)	—	—	—	(2)
Net income attributable to common shareholders	—	—	—	113	—	—	—	113
Common stock issuances (a)	0.2	—	11	—	—	(0.1)	(5)	6
Repurchases of common stock	—	—	—	—	—	(0.3)	(36)	(36)
Net other comprehensive loss	—	—	—	—	(13)	—	—	(13)
Balance as of March 31, 2019	185.6	$2	$6,668	$(353)	$(47)	(5.1)	$(338)	$5,932
Net income attributable to common shareholders	—	—	—	170	—	—	—	170
Common stock issuances (a)	0.1	—	15	—	—	—	—	15
Dividends ($0.50 declared per common share)	—	—	—	(90)	—	—	—	(90)
Balance as of June 30, 2019	185.7	$2	$6,683	$(273)	$(47)	(5.1)	$(338)	$6,027
Net income attributable to common shareholders	—	—	—	240	—	—	—	240
Common stock issuances (a)	0.2	—	12	—	—	—	—	12
Net other comprehensive loss	—	—	—	—	1	—	—	1
Dividends ($0.50 declared per common share)	—	—	—	(90)	—	—	—	(90)
Balance as of September 30, 2019	185.9	$2	$6,695	$(123)	$(46)	(5.1)	$(338)	$6,190
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2020, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2020:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Measurement of Credit Losses on Financial Instruments	Updated the accounting guidance on reporting credit losses for financial assets held at amortized cost basis and available-for-sale debt securities. Under this guidance, expected credit losses are required to be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount of financial assets. Also, this guidance requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a direct write-down.	January 1, 2020	Modified retrospective	The standard did not have a material impact on the Consolidated Financial Statements.
Changes to the Disclosure Requirements for Fair Value Measurement	Updated the disclosure requirements for fair value measurement. The guidance removes the requirements to disclose transfers between Level 1 and Level 2 measurements, the timing of transfers between levels, and the valuation processes for Level 3 measurements. Disclosure of transfers into and out of Level 3 measurements will be required. The guidance adds disclosure requirements for the change in unrealized gains and losses in other comprehensive income for recurring Level 3 measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 measurements.	January 1, 2020	Prospective for added disclosures and for the narrative description of measurement uncertainty; retrospective for all other amendments.	The standard did not have a material impact on the Consolidated Financial Statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Provided optional guidance for a limited time to ease the potential accounting burden associated with the transition from London Interbank Offered Rate (“LIBOR”). The guidance contains optional expedients and exceptions for contract modifications, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued. The expedients elected must be applied for all eligible contracts or transactions, with the exception of hedging relationships, which can be applied on an individual basis.	March 12, 2020 through December 31, 2022	Prospective for contract modifications and hedging relationships; applied as of January 1, 2020.	The standard did not have a material impact on the Consolidated Financial Statements.

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of September 30, 2020:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Simplifying the Accounting for Income Taxes	The guidance removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.
		January 1, 2021; early adoption permitted	Modified retrospective for amendments related to changes in ownership of a foreign subsidiary or equity method investment; Modified retrospective or retrospective for amendments related to taxes partially based on income; Prospective for all other amendments.	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	Simplification of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in fewer embedded conversion features being separately recognized from the host contract. Earnings per share (“EPS”) calculations have been simplified for certain instruments.	January 1, 2022; early adoption permitted but not before fiscal years beginning after December 15, 2020	Either modified retrospective or fully retrospective	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended September 30:

	2020	2019
Cash and cash equivalents	$560	$94
Restricted funds	39	22
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$599	$116
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding. An increase in the allowance for uncollectible accounts for the period ending September 30, 2020 reflects the impacts from the current novel coronavirus (“COVID-19”) pandemic, including an increase in uncollectible accounts expense and a reduction in amounts written off due to shutoff moratoriums in place across the Company’s subsidiaries.

Presented in the table below are the changes in the allowance for uncollectible accounts for the nine months ended September 30:

	2020	2019
Balance as of January 1	$(41)	$(45)
Amounts charged to expense	(22)	(18)
Amounts written off	9	22
Less: Allowance for uncollectible accounts included in assets held for sale (a)	2	—
Balance as of September 30	$(52)	$(41)

(a)This portion of the allowance for uncollectible accounts is related to the pending transactions contemplated by the Stock Purchase Agreement among the Company, the Company’s New York subsidiary and an affiliate of Liberty Utilities Co., and is included in assets held for sale on the Consolidated Balance Sheets. See Note 5—Acquisitions and Divestitures for additional information.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Impact of Novel Coronavirus (COVID-19) Pandemic
American Water continues to monitor the global outbreak of the COVID-19 pandemic. To date, the Company has experienced COVID-19 financial impacts, including an increase in uncollectible accounts expense, additional debt costs, and certain incremental operation and maintenance (“O&M”) expenses. The Company has also experienced decreased revenues as a result of the waiver of late fees and foregone reconnect fees. These impacts are collectively referred to as “financial impacts.”
As of November 4, 2020, American Water has commission orders authorizing deferred accounting for COVID-19 financial impacts in 11 of 14 jurisdictions, with proceedings in three jurisdictions pending. In addition to approving deferred accounting, to date, two regulatory jurisdictions have also approved cost recovery mechanisms for specified COVID-19 financial impacts. Regulatory actions to date are presented in the table below:

Commission Actions	Description	States
Orders issued	Allows the Company to establish regulatory assets to record certain financial impacts related to the COVID-19 pandemic.	CA, HI, IA, IL, IN, MD, MO, NJ, PA, VA, WV
Cost recovery mechanisms
California’s Catastrophic Event Memorandum Account allows the Company to track and recover certain financial impacts related to the COVID-19 pandemic. Illinois has authorized cost recovery of COVID-19 financial impacts through a special purpose rider over a 24-month period, which was implemented by the Company’s Illinois subsidiary effective October 1, 2020.
CA, IL
Proceedings pending	Proceedings pending seeking commission orders authorizing deferred accounting for future cost recovery of COVID-19 financial impacts.	KY, NY, TN
Consistent with these regulatory orders, the Company recorded $29 million in regulatory assets and $3 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of September 30, 2020.
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

Presented in the table below are operating revenues disaggregated for the three months ended September 30, 2020:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$562	$—	$562
Commercial	187	—	187
Fire service	37	—	37
Industrial	38	—	38
Public and other	58	—	58
Total water services	882	—	882
Wastewater services:
Residential	35	—	35
Commercial	8	—	8
Industrial	1	—	1
Public and other	4	—	4
Total wastewater services	48	—	48
Miscellaneous utility charges	10	—	10
Alternative revenue programs	—	2	2
Lease contract revenue	—	3	3
Total Regulated Businesses	940	5	945
Market-Based Businesses	139	—	139
Other	(5)	—	(5)
Total operating revenues	$1,074	$5	$1,079
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the nine months ended September 30, 2020:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,435	$—	$1,435
Commercial	471	—	471
Fire service	110	—	110
Industrial	101	—	101
Public and other	148	—	148
Total water services	2,265	—	2,265
Wastewater services:
Residential	99	—	99
Commercial	25	—	25
Industrial	2	—	2
Public and other	11	—	11
Total wastewater services	137	—	137
Miscellaneous utility charges	28	—	28
Alternative revenue programs	—	30	30
Lease contract revenue	—	8	8
Total Regulated Businesses	2,430	38	2,468
Market-Based Businesses	399	—	399
Other	(12)	(1)	(13)
Total operating revenues	$2,817	$37	$2,854
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
Contract assets of $27 million and $13 million are included in unbilled revenues on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. There were $43 million of contract assets added during the nine months ended September 30, 2020, and $29 million of contract assets were transferred to accounts receivable during the same period.
Contract liabilities of $36 million and $27 million are included in other current liabilities on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. There were $91 million of contract liabilities added during the nine months ended September 30, 2020, and $82 million of contract liabilities were recognized as revenue during the same period.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of September 30, 2020, the Company’s O&M and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2070 and have RPOs of $6.3 billion as of September 30, 2020, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2021 and 2038 and have RPOs of $490 million as of September 30, 2020, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 5: Acquisitions and Divestitures
During the nine months ended September 30, 2020, the Company closed on the acquisition of 15 regulated water and wastewater systems for a total aggregate purchase price of $59 million. Assets acquired from these acquisitions, principally utility plant, totaled $81 million, and liabilities assumed totaled $27 million, including $20 million of contributions in aid of construction and assumed debt of $6 million. The Company recorded additional goodwill of $5 million associated with two of its acquisitions, which is reported in its Regulated Businesses segment. Several of these acquisitions were accounted for as business combinations, as the Company continues to grow its business through regulated acquisitions. The preliminary purchase price allocations related to acquisitions accounted for as business combinations will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.
Subsequent to September 30, 2020, the Company closed on five regulated water and wastewater systems for a total aggregate purchase price of $74 million.
Assets Held for Sale
On November 20, 2019, the Company and the Company’s New York subsidiary entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co., which it subsequently assigned to its indirect, wholly owned subsidiary Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customer connections in the State of New York. Algonquin Power & Utilities Corp., Liberty’s ultimate parent company, executed and delivered an absolute and unconditional guaranty of the performance of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining regulatory approvals and satisfying or waiving other closing conditions. The Stock Purchase Agreement may be terminated by either party if the Stock Purchase is not completed by June 30, 2021, subject to extension for up to six months if all of the conditions to closing have been met, other than obtaining regulatory approvals. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the New York subsidiary, taken as a whole. Progress toward completion of the transaction continues, and subject to satisfying or waiving the various conditions to closing and assuming the transaction is not terminated as described above prior to closing, the Company expects that the Stock Purchase will be completed in early 2021. Accordingly, the assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of September 30, 2020.

Presented in the table below are the components of assets held for sale and liabilities related to assets held for sale of the New York subsidiary as of September 30, 2020:

September 30, 2020
Current assets	$19
Property, plant and equipment	491
Regulatory assets	64
Goodwill	39
Other assets	5
Assets held for sale	$618
Current liabilities	18
Deferred income taxes	68
Regulatory liabilities	41
Other liabilities	11
Liabilities related to assets held for sale	$138
Note 6: Shareholders' Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2020 and 2019, respectively:

	Defined Benefit Pension Plans			Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2019	$(94)	$1	$60	$—	$(3)	$(36)
Other comprehensive loss before reclassifications	—	—	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive loss	—	—	2	—	—	2
Net other comprehensive income (loss)	—	—	2	—	(4)	(2)
Balance as of September 30, 2020	$(94)	$1	$62	$—	$(7)	$(38)

Balance as of December 31, 2018	$(102)	$1	$56	$1	$10	$(34)
Other comprehensive loss before reclassifications	—	—	—	—	(13)	(13)
Amounts reclassified from accumulated other comprehensive loss	—	—	2	(1)	—	1
Net other comprehensive income (loss)	—	—	2	(1)	(13)	(12)
Balance as of September 30, 2019	$(102)	$1	$58	$—	$(3)	$(46)
The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs have been deferred as a regulatory asset. These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.
The amortization of the gain (loss) on cash flow hedges is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.
Dividends
On September 1, 2020, the Company paid a quarterly cash dividend of $0.55 per share to shareholders of record as of August 12, 2020.

On October 26, 2020, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.55 per share, payable on December 2, 2020 to shareholders of record as of November 10, 2020. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On April 14, 2020, American Water Capital Corp. (“AWCC”) completed a $1.0 billion debt offering, which included the sale of $500 million aggregate principal amount of its 2.80% senior notes due 2030 and $500 million aggregate principal amount of its 3.45% senior notes due 2050. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $989 million. AWCC used the net proceeds of this offering: (i) to lend funds to parent company and its regulated subsidiaries; (ii) to fund sinking fund payments for, and to repay at maturity, $28 million in aggregate principal amount of outstanding long-term debt of AWCC and certain of the Company’s regulated subsidiaries; (iii) to repay AWCC’s commercial paper obligations and short-term indebtedness under AWCC’s $2.25 billion unsecured revolving credit facility; and (iv) for general corporate purposes.
During March 2020, the Company entered into four 10-year treasury lock agreements, each with a notional amount of $100 million, to reduce interest rate exposure on debt, which was subsequently issued on April 14, 2020. These treasury lock agreements had an average fixed rate of 0.94%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. On April 8, 2020 the Company terminated these four treasury lock agreements with an aggregate notional amount of $400 million, realizing a net loss of $6 million, to be amortized through interest, net over a 10 year period, in accordance with the terms of the $1.0 billion new debt issued on April 14, 2020. No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2020 and 2019.
In addition to the senior notes issued by AWCC as described above, during the nine months ended September 30, 2020, AWCC and the Company’s regulated subsidiaries issued in the aggregate $250 million of senior notes, private activity bonds, and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 5.00%, with a weighted average interest rate of 0.98%, maturing in 2020 through 2048. During the nine months ended September 30, 2020, AWCC and the Company’s regulated subsidiaries, retired or paid at maturity an aggregate of $266 million of various long-term debt issues with annual interest rates ranging from 0.00% to 12.25%, with a weighted average interest rate of 5.31%, maturing in 2020 through 2048.
Note 8: Short-Term Debt
To ensure adequate liquidity given the impacts of the COVID-19 pandemic on debt and capital markets, on March 20, 2020, AWCC entered into a Term Loan Credit Agreement, by and among American Water, AWCC and the lenders party thereto, which provides for a term loan facility of up to $750 million (the “Term Loan Facility”). On March 20, 2020, AWCC borrowed $500 million under the Term Loan Facility, the proceeds of which were used for general corporate purposes of AWCC and American Water, and to provide additional liquidity. The Term Loan Facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. The Term Loan Facility commitments terminate on March 19, 2021. AWCC may prepay all or a portion of amounts due under the Term Loan Facility without any premium or penalty. Borrowings under the Term Loan Facility bear interest at a variable annual rate based on LIBOR, plus a margin of 0.80%. The credit agreement for the Term Loan Facility contains the same affirmative and negative covenants and events of default as under AWCC’s $2.25 billion revolving credit facility. As of September 30, 2020, $500 million of principal was outstanding under the Term Loan Facility.
On April 1, 2020, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, pursuant to the terms of the credit agreement, from March 21, 2024 to March 21, 2025. As of September 30, 2020, AWCC had no outstanding borrowings and $76 million of outstanding letters of credit under the revolving credit facility, and $545 million of outstanding commercial paper, with $1.63 billion available to fulfill short-term liquidity needs and to issue letters of credit. During the first six months of 2020, the Company borrowed and subsequently repaid $650 million under the revolving credit facility. The weighted-average interest rate on AWCC’s outstanding short-term borrowings, including $500 million of principal outstanding under the Term Loan Facility as of September 30, 2020, was approximately 0.55% and 1.86% at September 30, 2020 and December 31, 2019, respectively.

Note 9: Income Taxes
The Company’s effective income tax rate was 25.0% and 24.5% for the three months ended September 30, 2020 and 2019, respectively, and 24.1% and 25.0% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the Company’s effective income tax rate for the three months ended September 30, 2020 was primarily due to a lower effective tax rate in 2019. The decrease in the Company’s effective income tax rate for the nine months ended September 30, 2020 was primarily due to an increase in the amortization of excess accumulated deferred income taxes due to regulatory orders resulting from the Tax Cuts and Jobs Act, and an increase in stock based compensation benefits.
Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit cost (credit):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Components of net periodic pension benefit cost:
Service cost	$8	$7	$24	$21
Interest cost	18	21	55	62
Expected return on plan assets	(28)	(23)	(84)	(68)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Amortization of actuarial loss	7	8	23	24
Net periodic pension benefit cost before settlements	4	12	15	36
Settlements (a)	—	—	1	—
Net periodic pension benefit cost	$4	$12	$16	$36

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1	$3	$3
Interest cost	3	4	9	11
Expected return on plan assets	(5)	(5)	(14)	(14)
Amortization of prior service credit	(9)	(9)	(25)	(26)
Amortization of actuarial loss	—	1	1	3
Net periodic other postretirement benefit credit	$(10)	$(8)	$(26)	$(23)
(a)Due to the amount of lump sum payment distributions from the Company’s New York Water Service Corporation Pension Plan, settlement charges of less than $1 million and $1 million were recorded during the three and nine months ended September 30, 2020, respectively. There were no settlement charges recorded during the three and nine months ended September 30, 2019. In accordance with existing regulatory accounting treatment, the Company has maintained the settlement charges in regulatory assets on the Consolidated Balance Sheets. The amount is being amortized in accordance with existing regulatory practice.
The Company contributed $9 million and $31 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2020, respectively, and contributed $9 million and $23 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2019, respectively. The Company made no contributions for the funding of its other postretirement benefit plans for each of the three and nine months ended September 30, 2020 and 2019. The Company expects to make pension contributions to the plan trusts of up to $8 million during the remainder of 2020.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of September 30, 2020, the Company has accrued approximately $10 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $4 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.

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
The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of September 30, 2020, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of September 30, 2020 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a determination by the Settlement fund’s appeal adjudicator on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
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
On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. A hearing on class certification was held on March 11, 2020, followed by a status conference on April 7, 2020. On June 11, 2020, the court ruled that it would partially grant the Jeffries plaintiffs’ motion for certification of an issues class and would deny the request for certification of a class to determine a punitive damages multiplier for the class. On July 14, 2020, the court entered an order reflecting its June 11, 2020 rulings, and on August 31, 2020, WVAWC filed a Petition for a Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the certification of the issues class. At the request of the parties, the trial court entered an order on September 10, 2020 to stay all matters in the class proceeding pending consideration of this petition. A trial date for the class proceeding has been set for April 12, 2021, but the Company believes that it will likely be delayed.
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
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc., a wholly owned subsidiary of the Company (“Service Company,” and, together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of an alleged class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga main break (the “Tennessee Plaintiffs”). The complaint as filed alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as filed, the Tennessee Plaintiffs are seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest.
On November 22, 2019, the Tennessee-American Water Defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted, and, with respect to the Company, for lack of personal jurisdiction. Oral argument on the motion to dismiss took place on September 9, 2020. On September 18, 2020, the court (i) granted the motion to dismiss the Tennessee Plaintiffs’ negligence claim against all Tennessee-American Water Defendants, (ii) denied the motion to dismiss the breach of contract claim against TAWC, (iii) held in abeyance the motion to dismiss the breach of contract claims against the Company and Service Company pending a further hearing and (iv) held in abeyance the Company’s motion to dismiss the complaint for lack of personal jurisdiction. On September 24, 2020, at the request of the Tennessee Plaintiffs, the court dismissed without prejudice all claims in the Bruce complaint against the Company and Service Company. The impact of the September 2020 court orders was that all of the Tennessee Plaintiffs’ claims in this complaint were dismissed, other than the breach of contract claims against TAWC. On October 16, 2020, TAWC answered the complaint, and the parties are commencing with discovery.
TAWC and the Company believe that TAWC has meritorious defenses to the claims raised in this class action complaint, and TAWC is vigorously defending itself against these allegations. The Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of such losses related to this proceeding.
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with Orders to Reduce Carmel River Diversions -- Monterey Peninsula Water Supply Project
Under a 2009 order (the “2009 Order”) of the State Water Resources Control Board (the “SWRCB”), the Company’s California subsidiary (“Cal Am”) is required to decrease significantly its yearly diversions of water from the Carmel River according to a set reduction schedule. In 2016, the SWRCB issued an order (the “2016 Order”) approving a deadline of December 31, 2021 for Cal Am’s compliance with these prior orders (the “2021 Deadline”).
Cal Am is currently involved in developing the Monterey Peninsula Water Supply Project (the “Water Supply Project”), which includes the construction of a desalination plant, to be owned by Cal Am, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes Cal Am’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water and the Monterey Peninsula Water Management District (the “MPWMD”). The Water Supply Project is intended, among other things, to fulfill Cal Am’s obligations under the 2009 Order and the 2016 Order.
Cal Am’s ability to move forward on the Water Supply Project is subject to administrative review by the California Public Utilities Commission (the “CPUC”) and other government agencies, obtaining necessary permits, and intervention from other parties. In September 2016, the CPUC unanimously approved a final decision to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to the incurred $50 million in associated costs plus an allowance for funds used during construction (“AFUDC”), subject to meeting certain criteria.

In September 2018, the CPUC unanimously approved another final decision finding that (i) the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity, (ii) the issuance of the final decision should not be delayed, and (iii) an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed in the first general rate case filed by Cal Am after it becomes operational. Cal Am has incurred $147 million in aggregate costs as of September 30, 2020 related to the Water Supply Project, including $33 million in AFUDC. While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as the CPUC’s 2016 and 2018 final decisions, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $50 million in construction costs previously approved by the CPUC in its 2016 final decision.
Coastal Development Permit Application
In June 2018, Cal Am submitted a coastal development permit application to the City of Marina (the “City”) for those project components of the Water Supply Project located within the City’s coastal zone. Members of the City’s Planning Commission, as well as City councilpersons, have publicly expressed opposition to the Water Supply Project. In May 2019, the City issued a notice of final local action based upon the denial by the Planning Commission of Cal Am’s coastal development permit application. Thereafter, Cal Am appealed this decision to the California Coastal Commission (the “Coastal Commission”), as permitted under the City’s code and the California Coastal Act. At the same time, Cal Am submitted an application to the Coastal Commission for a coastal development permit for those project components located within the Coastal Commission’s original jurisdiction. In October 2019, staff of the Coastal Commission issued a report recommending a denial of Cal Am’s application for a coastal development permit with respect to the Water Supply Project, largely based on a memorandum prepared by the general manager of the MPWMD that contradicted findings made by the CPUC in its final decision approving the Water Supply Project. In November 2019, discussions between staffs of the Coastal Commission and the CPUC took place regarding the Coastal Commission staff recommendation, at which time the CPUC raised questions about the Coastal Commission staff’s findings on water supply and demand, groundwater impacts and the viability of a project that the Coastal Commission staff believes may be a possible alternative to the Water Supply Project.
On August 25, 2020, the staff of the Coastal Commission released a report again recommending denial of Cal Am’s application for a coastal development permit. Although the report concluded that the Water Supply Project would have a negligible impact on groundwater resources, the report also concluded it would impact other coastal resources, such as environmentally sensitive habitat areas and wetlands, and that the Coastal Commission staff believes that a feasible alternative project exists that would avoid those impacts. The staff’s report also noted disproportionate impacts to communities of concern. On September 16, 2020, Cal Am withdrew its original jurisdiction application to allow additional time to address the Coastal Commission staff’s environmental justice concerns, and Cal Am intends to refile this application with the Coastal Commission in November 2020. Once the application is refiled and the Coastal Commission deems it to be complete, it is required to process and take action on the application within 180 days. The withdrawal of the original jurisdiction application did not impact Cal Am’s appeal of the City’s denial, which remains pending before the Coastal Commission.
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, based on the foregoing, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Due to the delay in the approval schedule, Cal Am currently does not believe that it will be able to fully comply with the diversion reduction requirements and other remaining requirements under the 2009 Order and the 2016 Order, including 2021 Deadline. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order, or the 2021 Deadline, may result in material additional costs or obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.

Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted EPS calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common shareholders	$264	$240	$564	$523

Denominator:
Weighted-average common shares outstanding—Basic	181	181	181	181
Effect of dilutive common stock equivalents	1	—	—	—
Weighted-average common shares outstanding—Diluted	182	181	181	181
The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units and performance stock units granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding restricted stock units and performance stock units granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2020 and 2019, because their effect would have been anti-dilutive under the treasury stock method.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	Carrying Amount	At Fair Value as of September 30, 2020
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$6	$—	$—	$7	$7
Long-term debt (excluding finance lease obligations)	9,644	9,477	418	1,726	11,621

	Carrying Amount	At Fair Value as of December 31, 2019
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$7	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	8,664	7,689	417	1,664	9,770

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	At Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$39	$—	$—	$39
Rabbi trust investments	18	—	—	18
Deposits	4	—	—	4
Other investments	18	—	—	18
Total assets	79	—	—	79

Liabilities:
Deferred compensation obligations	23	—	—	23
Total liabilities	23	—	—	23
Total assets	$56	$—	$—	$56

	At Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$31	$—	$—	$31
Rabbi trust investments	17	—	—	17
Deposits	3	—	—	3
Other investments	8	—	—	8
Total assets	59	—	—	59

Liabilities:
Deferred compensation obligations	21	—	—	21
Total liabilities	21	—	—	21
Total assets	$38	$—	$—	$38
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

Mark-to-market derivative assets and liabilities—The Company utilizes fixed-to-floating interest-rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company also employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and treasury lock agreements, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company has no significant mark-to-market derivatives outstanding as of September 30, 2020.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets on the Consolidated Balance Sheets.
Note 14: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 39 years, six years, and five years, respectively. Certain lease agreements include variable rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $147 million as of September 30, 2020 and December 31, 2019. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
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
Rental expenses under operating and finance leases were $3 million and $10 million for the three and nine months ended September 30, 2020, respectively.
Presented in the table below is supplemental cash flow information:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Cash paid for amounts in lease liabilities (a)	$3	$11
Right-of-use assets obtained in exchange for new operating lease liabilities	1	2
(a)Includes operating and financing cash flows from operating and finance leases.

Presented in the table below are the weighed-average remaining lease terms and the weighted-average discount rates for finance and operating leases:

As of September 30, 2020
Weighted-average remaining lease term:
Finance lease	6 years
Operating leases	19 years

Weighted-average discount rate:
Finance lease	12%
Operating leases	4%
Presented in the table below are the future maturities of lease liabilities at September 30, 2020:

Amount
2020	$3
2021	13
2022	12
2023	8
2024	7
Thereafter	101
Total lease payments	144
Imputed interest	(50)
Total	$94
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
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended September 30, 2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$945	$139	$(5)	$1,079
Depreciation and amortization	138	7	9	154
Total operating expenses, net	543	108	(5)	646
Interest, net	(72)	—	(27)	(99)
Income before income taxes	346	31	(25)	352
Provision for income taxes	85	7	(4)	88
Net income attributable to common shareholders	261	23	(20)	264
Total assets	21,946	1,110	1,338	24,394
Cash paid for capital expenditures	442	1	1	444

	As of or for the Three Months Ended September 30, 2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$883	$136	$(6)	$1,013
Depreciation and amortization	132	9	3	144
Total operating expenses, net	505	108	(6)	607
Interest, net	(74)	1	(24)	(97)
Income before income taxes	313	30	(25)	318
Provision for income taxes	77	7	(6)	78
Net income attributable to common shareholders	236	23	(19)	240
Total assets	19,787	1,060	1,391	22,238
Cash paid for capital expenditures	399	2	2	403

	As of or for the Nine Months Ended September 30, 2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,468	$399	$(13)	$2,854
Depreciation and amortization	417	20	14	451
Total operating expenses, net	1,558	309	2	1,869
Interest, net	(218)	1	(79)	(296)
Income before income taxes	744	91	(92)	743
Provision for income taxes	183	23	(27)	179
Net income attributable to common shareholders	561	68	(65)	564
Total assets	21,946	1,110	1,338	24,394
Cash paid for capital expenditures	1,303	7	4	1,314

	As of or for the Nine Months Ended September 30, 2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,323	$402	$(17)	$2,708
Depreciation and amortization	394	26	10	430
Total operating expenses, net	1,455	322	(15)	1,762
Interest, net	(221)	3	(66)	(284)
Income before income taxes	671	86	(60)	697
Provision for income taxes	169	22	(17)	174
Net income attributable to common shareholders	502	64	(43)	523
Total assets	19,787	1,060	1,391	22,238
Cash paid for capital expenditures	1,092	10	13	1,115

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
Novel Coronavirus (COVID-19) Pandemic Update
American Water continues to monitor the global impact of the novel coronavirus (“COVID-19”) pandemic and take steps to mitigate potential risks to the Company. American Water has three main areas of focus as part of its response to COVID-19: the care and safety of its employees; the safety of its customers and the communities it serves; and the execution of its business continuity plan. American Water continues to work with its vendors to understand the potential impacts to its supply chain, and, at this time, has not experienced, and does not anticipate, any material negative impacts to its supply chain. American Water also continues to monitor the impacts of the pandemic on its access to the capital markets, and to the extent such access is adversely affected, American Water may need to consider alternative sources of funding for its operations and for working capital, any of which could increase its cost of capital.
This pandemic continues to be an evolving situation, and American Water is monitoring developments affecting its employees, customers, contractors and vendors and will take additional actions as warranted. To date, the Company has experienced COVID-19 financial impacts, including an increase in uncollectible accounts expense, additional debt costs, and certain incremental operation and maintenance (“O&M”) expenses. The Company has also experienced decreased revenues as a result of the waiver of late fees and foregone reconnect fees. These impacts are collectively referred to as “financial impacts.” See Note 3—Impact of Novel Coronavirus (COVID-19) Pandemic in the Notes to Consolidated Financial Statements for additional information. The extent to which COVID-19 may further impact American Water, including without limitation, its liquidity, financial condition, and results of operations, will depend on future developments, which presently are highly uncertain and cannot be predicted.

As of November 4, 2020, American Water has commission orders authorizing deferred accounting for COVID-19 financial impacts in 11 of 14 jurisdictions, with proceedings in three jurisdictions pending. In addition to approving deferred accounting, to date, two regulatory jurisdictions have also approved cost recovery mechanisms for specified COVID-19 financial impacts. Regulatory actions to date are presented in the table below:

Commission Actions	Description	States
Orders issued	Allows the Company to establish regulatory assets to record certain financial impacts related to the COVID-19 pandemic.	CA, HI, IA, IL, IN, MD, MO, NJ, PA, VA, WV
Cost recovery mechanisms
California’s Catastrophic Event Memorandum Account allows the Company to track and recover certain financial impacts related to the COVID-19 pandemic. Illinois has authorized cost recovery of COVID-19 financial impacts through a special purpose rider over a 24-month period, which was implemented by the Company’s Illinois subsidiary effective October 1, 2020.
CA, IL
Proceedings pending	Proceedings pending seeking commission orders authorizing deferred accounting for future cost recovery of COVID-19 financial impacts.	KY, NY, TN
Consistent with these regulatory orders, the Company recorded $29 million in regulatory assets and $3 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of September 30, 2020.
Financing Activities
To ensure adequate liquidity given the impacts of the COVID-19 pandemic on debt and capital markets, on March 20, 2020, American Water and American Water Capital Corp. (“AWCC”), a wholly owned finance subsidiary of American Water, entered into a Term Loan Credit Agreement that provides for a term loan facility of up to $750 million (the “Term Loan Facility”). On March 20, 2020, AWCC borrowed $500 million under the Term Loan Facility, the proceeds of which were used for general corporate purposes of AWCC and American Water, and to provide additional liquidity. The Term Loan Facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. See Note 8—Short-Term Debt in the Notes to Consolidated Financial Statements for additional information.
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
The Company sought to take advantage of lower interest rates available in the capital markets in 2020 by refinancing long-term debt, where possible. In the first nine months of 2020, AWCC and the Company’s regulated subsidiaries issued in the aggregate $236 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.60% to 1.20%, maturing in 2023. The Company used these proceeds to retire an aggregate of $236 million of long-term debt issues with annual interest rates ranging from 4.45% to 5.60%.

Financial Results
For the three and nine months ended September 30, 2020, diluted earnings per share were $1.46 and $3.11, respectively, an increase of $0.13 and $0.22 per diluted share, respectively, as compared to the prior year. These increases were primarily driven by continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth, as well as the benefit from depreciation expense related to the assets of the Company’s New York subsidiary, as required by assets held for sale accounting. Additionally, during the third quarter of 2020, net income increased as a result of warmer and drier than normal weather across several of the Company’s subsidiaries, and an increase in revenues, primarily from the Company’s residential customers from many states experiencing stay at home activities due to the COVID-19 pandemic.
Partially offsetting these increases were estimated impacts from the COVID-19 pandemic on the Homeowner Services Group (“HOS”) from some delay in new partner relationships and launch of new products. Additionally, during the first quarter of 2019, the Company recorded a $4 million pre-tax benefit from the reduction of the liability related to the Freedom Industries chemical spill settlement in West Virginia. See “Segment Results of Operations” below for additional information.
Growth—through capital investment in infrastructure and regulated acquisitions, as well as strategic growth opportunities in the Market-Based Businesses
The Company expects to continue to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company also expects to continue to grow the Market-Based Businesses, which leverages its core water and wastewater competencies. During the first nine months of 2020, the Company invested $1.38 billion, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses Growth
•$1.31 billion capital investment in the Regulated Businesses, the majority for infrastructure improvements and replacements.
•$59 million to fund acquisitions in the Regulated Businesses, which added approximately 23,100 water and wastewater customers through the nine months ended September 30, 2020, in addition to approximately 10,900 customers added through organic growth through the nine months ended September 30, 2020.
During October 2020, the Company closed on the acquisition of five regulated water and wastewater systems adding approximately 13,100 customers, for a total aggregate purchase price of $74 million. As of November 4, 2020, the Company has entered into agreements for pending acquisitions in the Regulated Businesses to add approximately 19,000 additional customers. The Company plans to invest approximately $1.9 billion as planned across its footprint in 2020.
Market-Based Businesses Growth
Military Services Group (“MSG”) was awarded the contract for ownership, operation and maintenance of the water and wastewater systems at Joint Base Lewis-McChord in Washington state, effective September 24, 2020. Joint Base Lewis-McChord is comprised of Fort Lewis and McChord Air Force Base. The joint base has a population of approximately 110,000, comprised of 40,000 active personnel, 60,000 family members and 15,000 civilian and contract employees. The total contract award includes estimated revenues of approximately $771 million over a 50-year period, subject to an annual economic price adjustment.
Sale of New York American Water Company, Inc.
On November 20, 2019, the Company and the Company’s New York subsidiary entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co, which it subsequently assigned to its indirect, wholly owned subsidiary Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customer connections in the State of New York. Algonquin Power & Utilities Corp., Liberty’s ultimate parent company, executed and delivered an absolute and unconditional guaranty of the performance of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining regulatory approvals and satisfying or waiving other closing conditions. The Stock Purchase Agreement may be terminated by either party if the Stock Purchase is not completed by June 30, 2021, subject to extension for up to six months if all of the conditions to closing have been met, other than obtaining regulatory approvals. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the New York subsidiary, taken as a whole.

On October 28, 2020, the Governor of the State of New York issued a press release discussing proposed legislation intended to hold utilities accountable for failing to prepare for and respond to frequent and extreme weather events. In the press release, the Governor stated that the proposed legislation also would, among other things, amend the utility franchise revocation process for recurring failures and require the New York State Public Service Commission (the “NYSPSC”) to study whether private water suppliers should be placed under municipal control. The Company’s New York subsidiary will review and respond to any such legislation if and when a bill is introduced. Meanwhile, the Company’s New York subsidiary continues to work constructively with the NYSPSC and is taking the actions necessary to complete the Stock Purchase. Subject to satisfying or waiving the various conditions to closing and assuming the transaction is not terminated as described above prior to closing, the Company expects the Stock Purchase will be completed in early 2021. Accordingly, the assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of September 30, 2020. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Operational Excellence
The Company’s adjusted regulated O&M efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 34.2% for the twelve months ended September 30, 2020, as compared to 34.8% for the twelve months ended September 30, 2019. The improvement in this ratio reflects the continued focus on operating costs, as well as an increase in operating revenues for the Regulated Businesses.
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

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended September 30,
(Dollars in millions)	2020	2019
Total operation and maintenance expenses	$1,605	$1,526
Less:
Operation and maintenance expenses—Market-Based Businesses	386	398
Operation and maintenance expenses—Other	(20)	(49)
Total operation and maintenance expenses—Regulated Businesses	1,239	1,177
Less:
Regulated purchased water expenses	146	133
Allocation of non-operation and maintenance expenses	34	32
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,059	$1,012

Total operating revenues	$3,756	$3,558
Less:
Operating revenues—Market-Based Businesses	536	540
Operating revenues—Other	(18)	(22)
Total operating revenues—Regulated Businesses	3,238	3,040
Less:
Regulated purchased water revenues (a)	146	133
Adjusted operating revenues—Regulated Businesses (ii)	$3,092	$2,907

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	34.2%	34.8%
(a)The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from general rate cases authorizations that became effective:

(In millions)	During the Three Months Ended September 30, 2020	During the Nine Months Ended September 30, 2020
General rate cases by state:
Indiana (a)	$—	$13
California (b)	—	5
Total general rate cases	$—	$18

Infrastructure surcharges by state:
Pennsylvania (effective January 1, 2020, April 1, 2020 and July 1, 2020)	$4	$19
Kentucky (effective July 1, 2020)	1	1
New Jersey (effective January 1, 2020 and June 29, 2020)	—	20
Missouri (effective June 27, 2020)	—	10
Tennessee (c)	—	2
Illinois (effective January 1, 2020)	—	7
West Virginia (effective January 1, 2020)	—	3
Total infrastructure surcharges	$5	$62
(a)The Company’s Indiana subsidiary filed for and, on May 4, 2020, received approval to implement, a $13 million increase for the second rate year, effective May 1, 2020.
(b)The Company’s California subsidiary filed for the third year (2020) step increase, a request for $5 million associated with its most recent general case authorization. The $5 million request was approved and the step rates became effective on January 1, 2020.
(c)The Company’s Tennessee subsidiary received approval on May 11, 2020, for infrastructure surcharges for annualized incremental revenues of $2 million, effective January 1, 2020.
Due to the COVID-19 pandemic, on March 25, 2020, the NYSPSC approved the Company’s New York subsidiary’s request to postpone the subsidiary’s previously approved step increase, originally scheduled to go into effect April 1, 2020. Per the order, the rate increase was originally postponed for five months until September 1, 2020, at which time the previously approved step increase would go into effect. The order further provided a make whole provision to recover the delayed revenues with no earnings impact. In addition to the rate increase postponement, the System Improvement Charge, normally scheduled to go into effect August 1, 2020, was also postponed until September 1, 2020. On September 1, 2020, the Company’s New York subsidiary filed an emergency petition to further postpone the authorized rate increase and other authorized charges until January 1, 2021, with no significant earnings impact. This request was in response to the ongoing COVID-19 pandemic and the related state of emergency declared by the Governor of New York on March 7, 2020. These delays impact rates for all metered and fire customers, which the Company is authorized to recover in a make-whole surcharge beginning April 1, 2021.
Effective October 1, 2020, the Company’s Pennsylvania subsidiary implemented infrastructure surcharges for annualized incremental revenues of $8 million.
Effective November 1, 2020, the Company’s New Jersey subsidiary implemented base rates for annualized incremental revenues of $39 million. Additionally, on October 28, 2020, the New Jersey Board of Public Utilities (“NJBPU”) approved a stipulation and settlement (the “TCJA Settlement”) that is intended to resolve the treatment of the remaining impacts of the TCJA on the rates and books of the Company’s New Jersey subsidiary. The TCJA Settlement identifies the Company’s New Jersey subsidiary’s excess accumulated deferred income taxes (“EADIT”) resulting from the TCJA’s reduction in the federal corporate income tax rate from 35% to 21%, and provides for the amortization and return to its customers of its unprotected EADIT balance of $133 million over a period of 15 years. The Company’s New Jersey subsidiary’s protected EADIT balance of $188 million will be amortized and returned to its customers pursuant to the average rate assumption method over the remaining life of the underlying assets. The TCJA Settlement also requires the Company’s New Jersey subsidiary to return to customers an aggregate of $52.9 million of EADIT through (i) base rates approved in the General Rate Case Settlement and (ii) $32.5 million in customer bill credits over a ten-month period beginning November 1, 2020.

Pending General Rate Case Filings
On August 28, 2020, the Company’s Iowa subsidiary filed a general rate case requesting $3 million in annualized incremental revenues. Intervenor testimony is due December 17, 2020 with evidentiary hearings scheduled to start March 3, 2021. An order is expected by April 30, 2021 with rates effective by July 1, 2021.
On June 30, 2020, the Company’s Missouri subsidiary filed a general rate case requesting $78 million in annualized incremental revenues. On August 26, 2020, the Missouri Public Service Commission issued an order setting the test year and adopting a procedural schedule. Revenue requirement direct testimony is due November 24, 2020 for all non-Company parties, with a technical conference scheduled for December 3, 2020. Cost of service and rate design direct testimony is due December 9, 2020 for all non-company parties, with a technical conference scheduled for December 15, 2020. Rebuttal testimony is due by all parties on January 15, 2021, and true-up data due January 29, 2021. A settlement conference is scheduled for February 15, 2021, with evidentiary hearings scheduled for February 22, 2021 through March 5, 2021. Initial briefs are due March 19, 2021 and reply and true-up briefs are due April 2, 2021. New rates are anticipated to be effective by May 31, 2021.
On April 29, 2020, the Company’s Pennsylvania subsidiary filed a general rate case requesting $92 million and $46 million in annualized incremental revenues for rate year 1 and rate year 2, respectively. On October 30, 2020, the Company’s Pennsylvania subsidiary and the Bureau of Investigation and Enforcement entered into a settlement agreement providing for a total annualized revenue increase of $71 million over a two-year period. The settlement agreement was filed with the Pennsylvania Public Utility Commission (the “PaPUC”) effective November 2, 2020. In November 2020, the Company’s Pennsylvania subsidiary and the remaining active parties in the case will present their positions in briefs to the Administrative Law Judge, who will then issue to the PaPUC a recommended decision, including a recommendation on the settlement, on or before December 24, 2020. After its review of the matter, the PaPUC will issue a final order, which is currently expected to occur during the first quarter of 2021.
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $26 million annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100 day update for the same proceeding and updated the request to $27 million annualized incremental revenues for 2021, and increases of $10 million and $10 million in the escalation year of 2022 and the attrition year of 2023, respectively. As a result of the COVID-19 pandemic, the California Public Utilities Commission (the “CPUC”) suspended the procedural schedule in the general rate case and directed the parties to participate in an alternative dispute resolution process and provide a joint status conference statement by November 15, 2020. On September 10, 2020, the CPUC approved the Company’s California subsidiary’s motion for interim rates, establishing a memorandum account to track the difference between interim and final rates adopted by the CPUC in this proceeding, which will have an effective date of January 1, 2021.
On January 22, 2020, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2021. On March 12, 2020, the CPUC granted the request for a one year extension of the cost of capital filing. The current cost of capital parameters will remain unchanged in 2021 and the subsidiary may file a new cost of capital application by May 1, 2021, to set its authorized cost of capital beginning January 1, 2022.
In 2018, the Company’s Virginia subsidiary filed a general rate case requesting $5 million in annualized incremental revenues. On May 1, 2019, interim rates subject to refund were implemented and will remain in effect until a final decision is received on this general rate case filing. On June 18, 2020, the Company’s Virginia subsidiary, Virginia State Corporation Commission Staff, the Office of the Attorney General, Division of Consumer Counsel, and the City of Alexandria submitted a partial stipulation of settlement. On July 10, 2020, the hearing examiner recommended that the Commission approve the partial settlement. On July 31, 2020, the parties filed comments to the hearing examiner’s reports focused on the outstanding issues in the case, which include approval of the partial settlement and the appropriate capital structure to apply for the Company’s future earnings tests. The Company is awaiting a final decision by the Commission. Virginia does not have a statutory date for the Commission to make a final decision in this case.

Pending Infrastructure Surcharge Filings
Presented in the table below are the Company’s pending infrastructure surcharge filings representing annualized incremental revenues:

(In millions)	Date Filed	Amount
Pending infrastructure surcharge filings by state:
Missouri	August 28, 2020	$2
West Virginia (a)	June 29, 2020	5
New York	May 29, 2020	1
Total pending infrastructure surcharge filings		$8
(a)The Company’s West Virginia subsidiary amended its filing on September 22, 2020 to $5 million from the originally filed amount of $4 million.
Tax Matters
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes certain tax relief provisions applicable to the Company including: (i) the immediate refund of the corporate alternative minimum tax credit; (ii) the ability to carryback net operating losses for five years for tax years 2018 through 2020; and (iii) delayed payment of employer payroll taxes. The Company does not expect the CARES Act to have a material impact on the Company’s Consolidated Financial Statements.
Legislative Updates
During 2020, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of November 4, 2020:
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
•West Virginia Senate Bill 739 allows the Public Service Commission of West Virginia to force utility management changes up to and including an acquisition of a distressed or failing water or wastewater system, based on financial, managerial and technical ability among other factors, by a neighboring system that has the ability to assume control and protect consumers. The bill also includes guidance for customer notification, commission orders, and new rate mechanisms for cost recovery of these acquisitions.
•Iowa amended HF2452 legislation, which gives the Iowa Utilities Board 180 days to approve acquisitions and allows systems to qualify as a distressed system when they do not have a certified operator.
•Missouri House Bill 2120 requires most small community water utilities to establish a cybersecurity plan and valve and hydrant inspection program with reporting to the Department of Natural Resources certifying compliance with these provisions upon request.
•Virginia Senate Bill 831 directs the Virginia State Corporation Commission to establish fair market value for the state, and the legislation authorizes a water or sewer public utility acquiring a water or sewer system to elect to have its rate base established by using the fair market value. The Virginia State Corporation Commission issued an order on August 27, 2020 adopting the proposed rules governing Water or Wastewater Utility Applications Seeking Fair Valuation of Acquisitions of Municipal Water or Wastewater Systems effective as of October 1, 2020.
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that will require the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision.

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
On November 6, 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. On June 12, 2020, the MPWMD issued a draft environmental impact report for the potential acquisition of the Monterey system assets and a related district boundary adjustment that would be required if the MPWMD were to acquire and operate certain of the Monterey system assets located outside the MPWMD’s boundaries, and on July 31, 2020, the Company’s California subsidiary submitted comments to this draft report. On September 15, 2020, the MPWMD gave notice of its intention to appraise the Monterey system assets and related property interests. On September 29, 2020, the Company’s California subsidiary declined to make the Monterey system assets and related property interests available for inspection or to comply with any of the other requests contained in the MPWMD’s notice. On October 7, 2020, the MPWMD issued a final environmental impact report (“FEIR”), and on October 29, 2020, the MPWMD’s board of directors certified the FEIR as drafted, which purports to analyze the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. The Company’s California subsidiary is reviewing the FEIR and is considering further action.
The MPWMD will be required to file an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 56 parcels of land into the MPWMD’s boundaries. Approval by LAFCO is a precondition to the MPWMD’s ability to file an eminent domain proceeding against the Company’s California subsidiary to acquire the Monterey system assets. If the MPWMD were to make a final determination that an acquisition of the Monterey system assets is feasible, it would then need to file a multi-year eminent domain proceeding against the Company’s California subsidiary. In that proceeding, it would first need to establish its right to take the Monterey system assets. If such right is established, the amount of just compensation to be paid to the California subsidiary for such assets would then need to be determined.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company’s Illinois subsidiary in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. The parties have filed with the court updated valuation reports. Although the date of the valuation trial is not currently scheduled, it is not likely to commence until the second quarter of 2021.

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
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)
Operating revenues	$1,079	$1,013	$2,854	$2,708
Operating expenses:
Operation and maintenance	419	395	1,193	1,132
Depreciation and amortization	154	144	451	430
General taxes	73	68	225	209
(Gain) on asset dispositions and purchases	—	—	—	(9)
Total operating expenses, net	646	607	1,869	1,762
Operating income	433	406	985	946
Other income (expense):
Interest, net	(99)	(97)	(296)	(284)
Non-operating benefit costs, net	12	4	37	12
Other, net	6	5	17	23
Total other income (expense)	(81)	(88)	(242)	(249)
Income before income taxes	352	318	743	697
Provision for income taxes	88	78	179	174
Net income attributable to common shareholders	$264	$240	$564	$523
The main factors contributing to the $24 million and $41 million increases in net income attributable to common shareholders for the three and nine months ended September 30, 2020, respectively, are described in “Segment Results of Operations” below. Partially offsetting these increases in net income was higher interest expense at parent company supporting growth in the business during the three and nine months ended September 30, 2020.
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

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)
Operating revenues	$945	$883	$2,468	$2,323
Operation and maintenance	335	310	932	875
Depreciation and amortization	138	132	417	394
General taxes	69	64	211	195
(Gain) on asset dispositions and purchases	—	(1)	(3)	(9)
Other income (expenses)	(56)	(64)	(166)	(196)
Income before income taxes	346	313	744	671
Provision for income taxes	85	77	183	169
Net income attributable to common shareholders	261	236	561	502
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)
Water services:
Residential	$562	$504	$1,435	$1,297
Commercial	187	188	471	477
Fire service	37	37	110	106
Industrial	38	38	101	104
Public and other	60	63	178	183
Total water services	884	830	2,295	2,167
Wastewater services	48	43	137	123
Other (a)	13	10	36	33
Total operating revenues	$945	$883	$2,468	$2,323
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
(Gallons in millions)
Billed water services volumes:
Residential	57,917	50,962	135,875	125,835
Commercial	23,556	24,207	56,434	60,840
Industrial	9,925	10,423	26,422	28,232
Fire service, public and other	14,783	14,541	37,414	37,751
Billed water services volumes	106,181	100,133	256,145	252,658

For the three months ended September 30, 2020, operating revenues increased $62 million, primarily due to: (i) $36 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) $11 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; and (iii) $17 million increase in demand, including an estimated $14 million from warmer and drier than normal weather in the third quarter of 2020, and an estimated $10 million of favorable impact from the COVID-19 pandemic, primarily from increased revenues from the Company’s residential customers.
For the nine months ended September 30, 2020, operating revenues increased $145 million, primarily due to: (i) $97 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) $27 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; (iii) $26 million increase in demand, primarily driven by weather, including warmer and drier than normal weather in the third quarter of 2020 and unusually wet weather conditions experienced in the Northeast and Midwest during the second quarter of 2019; and (iv) $5 million decrease in other operating revenues due to the impacts of the TCJA.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)
Employee-related costs	$125	$116	$369	$348
Production costs	100	95	253	239
Operating supplies and services	65	57	175	168
Maintenance materials and supplies	18	17	56	54
Customer billing and accounting	14	15	41	39
Other	13	10	38	27
Total	$335	$310	$932	$875
For the three months ended September 30, 2020, operation and maintenance expense increased $25 million, primarily due to: (i) $9 million increase in employee-related costs primarily from higher headcount and related compensation expense supporting growth in the businesses; (ii) $5 million increase in production costs primarily due to higher purchased water usage and costs across several subsidiaries, including the Company’s California and Illinois subsidiaries; and (iii) $8 million increase in operating supplies and technology services.
For the nine months ended September 30, 2020, operation and maintenance expense increased $57 million, primarily due to: (i) $21 million increase in employee-related costs primarily from higher headcount and related compensation expense in support of the growth in the business, as well as higher group insurance costs due to higher premiums in 2020, and higher pension expense due to higher service costs; (ii) $14 million increase in production costs primarily due to higher purchased water usage and costs across several subsidiaries, including the Company’s California and Illinois subsidiaries; (iii) $7 million increase in operating supplies and technology services; and (iv) $11 million increase in other operation and maintenance expense principally due to favorable insurance claims activity in 2019, higher property insurance premiums and a $4 million reduction to the liability related to the Freedom Industries chemical spill, recorded in the first quarter of 2019.
Depreciation and Amortization
For the three and nine months ended September 30, 2020, depreciation and amortization increased $6 million and $23 million, respectively, primarily due to additional utility plant placed in service, partially offset by the pre-tax benefit of $3 million and $10 million for the three and nine months ended September 30, 2020, respectively, from depreciation expense not recorded related to the assets of the Company’s New York subsidiary, as required by assets held for sale accounting.

General Taxes
For the three and nine months ended September 30, 2020, general taxes increased $5 million and $16 million, respectively, primarily due to increased capital investments which resulted in increased property tax assessments, an increase in the New Jersey Gross Receipts Tax, and other tax rate increases across the Company’s footprint. Additionally, the Company’s Pennsylvania subsidiary received tax credits lowering the Company’s general tax expense in 2019.
(Gain) on Asset Dispositions and Purchases
For the three and nine months ended September 30, 2020, (gain) on asset dispositions and purchases decreased $1 million and $6 million, respectively. The decrease during the nine months ended September 30, 2020 was primarily due to a $6 million pre-tax gain recognized on a land sale in the Company’s Pennsylvania subsidiary during the second quarter of 2019.
Other Income (Expenses)
For the three and nine months ended September 30, 2020, other income (expenses) increased $8 million and $30 million, respectively, primarily due to the reduction in the non-service cost components of pension and other postretirement benefits expense resulting from higher asset returns and favorable actuarial performance.
Provision for Income Taxes
For the three and nine months ended September 30, 2020, the Company’s provision for income taxes increased $8 million and $14 million, respectively. The Company’s effective income tax rate was 25.0% and 24.5% for the three months ended September 30, 2020 and 2019, respectively, and 24.1% and 25.0% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the Company’s effective income tax rate for the three months ended September 30, 2020 was primarily due to a lower effective tax rate in 2019. The decrease in the Company’s effective income tax rate for the nine months ended September 30, 2020 was primarily due to an increase in the amortization of EADIT due to regulatory orders resulting from the TCJA, and an increase in stock based compensation benefits.
Market-Based Businesses
Presented in the table below is information for the Market-Based Businesses, with explanations for material variances provided in the ensuing discussions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
(In millions)
Operating revenues	$139	$136	$399	$402
Operation and maintenance	99	98	284	292
Depreciation and amortization	7	9	20	26
Income before income taxes	31	30	91	86
Provision for income taxes	7	7	23	22
Net income attributable to common shareholders	23	23	68	64
Operating Revenues
For the three months ended September 30, 2020, operating revenues increased $3 million primarily due to: (i) $15 million increase in MSG from increased capital upgrades primarily at Fort Leonard Wood, Wright-Patterson Air Force Base and Fort Polk, and the addition of two new military contracts in 2019 (Joint Base San Antonio and the United States Military Academy at West Point, New York); (ii) $2 million increase in HOS primarily from price increases for existing customers and contract growth; (iii) $11 million decrease from the sale of the Company’s Keystone Clearwater Solutions, LLC (“Keystone”) operations in the fourth quarter of 2019; and (vi) $2 million decrease from the expiration of the Company’s contract with the Township of Edison, New Jersey in 2019.

For the nine months ended September 30, 2020, operating revenues decreased $3 million, primarily due to: (i) $41 million decrease from the sale of the Company’s Keystone operations in the fourth quarter of 2019; (ii) $5 million decrease from the expiration of the Company’s contract with the Township of Edison, New Jersey in 2019; (iii) $3 million decrease from the sale and termination of several of the Company’s Contract Services Group’s O&M contracts during 2019; (iv) $39 million increase in MSG from increased capital upgrades primarily at Fort Leonard Wood, Fort Polk, Wright-Patterson Air Force Base and Fort Hood, and the addition of two new military contracts in 2019 (Joint Base San Antonio and the United States Military Academy at West Point, New York); and (v) $10 million increase in HOS primarily from price increases for existing customers and contract growth.
Operation and Maintenance
For the three months ended September 30, 2020, operation and maintenance expense increased $1 million, primarily due to: (i) $13 million increase in MSG from increased capital upgrades, as discussed above; (ii) $9 million decrease from the sale of the Company’s Keystone operations, as discussed above; and (iii) $3 million decrease from the expiration of the Company’s contract with the Township of Edison, New Jersey in 2019.
For the nine months ended September 30, 2020, operation and maintenance expense decreased $8 million, primarily due to: (i) $34 million decrease from the sale of the Company’s Keystone operations, as discussed above; (ii) $5 million decrease from the expiration of the Company’s contract with the Township of Edison, New Jersey in 2019; and (iii) $33 million increase in MSG from increased capital upgrades, as discussed above.
Depreciation and Amortization
For the three and nine months ended September 30, 2020, depreciation and amortization decreased $2 million and $6 million, respectively, primarily due to the sale of the Company’s Keystone operations in the fourth quarter of 2019.
Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets, and, if and to the extent necessary, borrowings under AWCC’s revolving credit facility. In light of the impact of the COVID-19 pandemic on the financial and capital markets, on March 20, 2020, AWCC entered into the $750 million Term Loan Facility and immediately executed a $500 million draw thereunder to support the Company’s short-term liquidity by retaining that amount in cash. The Term Loan Facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. The Term Loan Facility commitments terminate on March 19, 2021. During the first nine months of 2020, the Company also utilized its existing sources of liquidity, such as current cash balances, cash flows from operations and borrowings under the revolving credit facility as necessary or desirable to meet the Company’s short-term liquidity requirements. The Company had cash and cash equivalents of $560 million as of September 30, 2020.
The Company’s revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.10 billion. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of September 30, 2020, AWCC had no outstanding borrowings and $76 million of outstanding letters of credit under the revolving credit facility, and $545 million of outstanding commercial paper, with $1.63 billion available to fulfill short-term liquidity needs and to issue letters of credit. During the first six months of 2020, the Company borrowed, and subsequently repaid $650 million under the revolving credit facility. The weighted-average interest rate on AWCC’s outstanding short-term borrowings, including $500 million of outstanding principal on the Term Loan Facility as of September 30, 2020, was approximately 0.55% and 1.86% at September 30, 2020 and December 31, 2019, respectively. On April 1, 2020, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, pursuant to the terms of the credit agreement, from March 21, 2024 to March 21, 2025.

Presented in the table below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each as of September 30, 2020:

	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding commercial paper	(545)	—	(545)
Outstanding letters of credit	—	(76)	(76)
Total outstanding	(545)	(76)	(621)
Remaining availability as of September 30, 2020	$1,555	$74	$1,629
(a)Total remaining availability of $1.63 billion as of September 30, 2020 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of September 30, 2020:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of September 30, 2020	$560	$1,629	$2,189
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
On April 14, 2020, AWCC completed a $1.0 billion debt offering, which included the sale of $500 million aggregate principal amount of its 2.80% senior notes due 2030 and $500 million aggregate principal amount of its 3.45% senior notes due 2050. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $989 million. AWCC used the net proceeds of this offering: (i) to lend funds to parent company and its regulated subsidiaries; (ii) to fund sinking fund payments for, and to repay at maturity, $28 million in aggregate principal amount of outstanding long-term debt of AWCC and certain of the Company’s regulated subsidiaries; (iii) to repay AWCC’s commercial paper obligations and short-term indebtedness under AWCC’s $2.25 billion unsecured revolving credit facility; and (iv) for general corporate purposes. In connection with the debt offering, the Company entered into four 10-year treasury lock agreements during March 2020, each with a notional amount of $100 million, to reduce interest rate exposure on debt. These treasury lock agreements had an average fixed rate of 0.94% and were terminated on April 8, 2020. See Note 7—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Nine Months Ended September 30,
	2020	2019
(In millions)
Net income	$564	$523
Add (less):
Depreciation and amortization	451	430
Deferred income taxes and amortization of investment tax credits	174	163
Other non-cash activities (a)	(25)	(29)
Changes in working capital (b)	(139)	(89)
Settlement of cash flow hedges	(6)	(30)
Pension and postretirement healthcare contributions	(31)	(23)
Net cash flows provided by operations	$988	$945
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
For the nine months ended September 30, 2020, cash flows provided by operating activities increased $43 million, primarily due to an increase in net income and the decrease in cash paid for the settlement of cash flow hedges in 2020 compared to the prior year in connection with AWCC’s 2020 and 2019 debt offerings. The main factors contributing to the increase in net income are described in “Consolidated Results of Operations” and “Segment Results of Operations” above. Partially offsetting these increases was a change in working capital. The change in working capital was primarily the result of the following: (i) an increase in accounts receivable, net due to increased revenues compared to the same period in the prior year and the impact of the COVID-19 pandemic in 2020; and (ii) a increase in unbilled revenues as a result of MSG achieving significant capital project milestones during 2020.
Cash Flows Used in Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Nine Months Ended September 30,
	2020	2019
(In millions)
Net capital expenditures	$(1,314)	$(1,115)
Acquisitions	(59)	(85)
Other investing activities, net (a)	(73)	(54)
Net cash flows used in investing activities	$(1,446)	$(1,254)
(a)Includes removal costs from property, plant and equipment retirements and proceeds from sale of assets.
For the nine months ended September 30, 2020, cash used in investing activities increased $192 million, primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution infrastructure in the Company’s Regulated Businesses. Additionally, proceeds from the sale of assets were higher in 2019 compared to 2020. Partially offsetting these increases was a decrease in acquisitions primarily due to the acquisition of the City of Alton, Illinois’ regional wastewater system for $55 million in the second quarter of 2019. The Company plans to invest approximately $1.9 billion as planned across its footprint in 2020.

Cash Flows Provided by Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by financing activities:

	For the Nine Months Ended September 30,
	2020	2019
(In millions)
Proceeds from long-term debt	$1,250	$1,191
Repayments of long-term debt	(266)	(153)
Proceeds from term loan	500	—
Net repayments of short-term borrowings	(242)	(491)
Dividends paid	(290)	(263)
Anti-dilutive stock repurchases	—	(36)
Other financing activities, net (a)	14	18
Net cash flows provided by financing activities	$966	$266
(a)Includes proceeds from issuances of common stock under various employee stock plans and the dividend reinvestment plan, net of taxes paid, and advances and contributions for construction, net of refunds.
For the nine months ended September 30, 2020, cash flows provided by financing activities increased $700 million, primarily due to the $500 million borrowed under the Term Loan Facility during the first quarter of 2020, lower net repayments of commercial paper borrowings and no anti-dilutive stock repurchases in 2020, partially offset by higher net repayments of long-term debt and higher dividends paid in 2020.
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
Covenants in certain long-term notes, the Term Loan Facility and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On September 30, 2020, the Company’s ratio was 0.62 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of November 4, 2020 as issued by the following rating agencies:

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
On April 8, 2020, the Company terminated four treasury lock agreements with an aggregate notional amount of $400 million, and as a result, the Company had no significant derivative instruments outstanding as of September 30, 2020.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Part I, Item 3—Legal Proceedings, and in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
Cal Am’s ability to move forward on the Water Supply Project, which is intended, among other things, to fulfill Cal Am’s obligations under the 2009 Order and the 2016 Order, is subject to administrative review by the CPUC and other government agencies, obtaining necessary permits, and intervention from other parties. The CPUC’s 2016 and 2018 final decisions with respect to the Water Supply Project permit recovery of all of Cal Am’s prudently incurred costs associated therewith and adopt Cal Am’s related cost estimates, which amounted to an aggregate of $279 million plus allowance for funds used during construction (“AFUDC”) at a rate representative of Cal Am’s actual financing cost, subject to the frameworks related to cost caps, O&M costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed in the first general rate case filed by Cal Am after it becomes operational. Cal Am has incurred $147 million in aggregate costs as of September 30, 2020 related to the Water Supply Project, including $33 million in AFUDC. While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as the CPUC’s 2016 and 2018 final decisions, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $50 million in construction costs previously approved by the CPUC in its 2016 final decision. See Note 11—Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion.
On July 30, 2020, the Agencies advised Cal Am that the Performance Start Date under the water purchase agreement for the GWR Project is September 1, 2020. After June 30, 2021, Cal Am will determine the amount of advanced treated recycled water produced by the GWR Project and delivered to Cal Am during the first fiscal year of the water purchase agreement, to determine the Agencies’ compliance with their performance obligations thereunder.
Coastal Development Permit Application
On August 25, 2020, Coastal Commission staff released a report again recommending denial of Cal Am’s application for a coastal development permit. Although the report concluded that the Water Supply Project would have a negligible impact on groundwater resources, the report also concluded it would impact other coastal resources, such as environmentally sensitive habitat areas and wetlands, and that the Coastal Commission staff believes that a feasible alternative project exists that would avoid those impacts. The staff’s report also noted disproportionate impacts to communities of concern. On September 16, 2020, Cal Am withdrew its original jurisdiction application to allow additional time to address Coastal Commission staff’s environmental justice concerns, and Cal Am intends to refile this application with the Coastal Commission in November 2020. Once the application is refiled and the Coastal Commission deems it to be complete, it is required to process and take action on the application within 180 days. The withdrawal of the original jurisdiction application did not impact Cal Am’s appeal of the City’s denial, which remains pending before the Coastal Commission.
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, based on the foregoing, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Due to the delays by the Coastal Commission and a stay issued by the Monterey Superior Court on physical construction of the desalination plant, which Cal Am believes are circumstances beyond its control, Cal Am has notified the SWRCB that interim 2020 milestones set forth in the 2016 Order for intake well drilling and construction of the plant related to the Water Supply Project will not be met. The failure by Cal Am to meet such milestones could trigger a diversion reduction requirement under the 2016 Order, but the SWRCB may waive the diversion reduction if it finds that the failure to meet the interim milestone was due to circumstances beyond Cal Am’s control. Cal Am and the SWRCB’s staff are discussing a process for requesting from the SWRCB such a waiver. Cal Am also believes that these circumstances beyond its control will cause it to be unable to fully comply with the remaining milestones in the 2016 Order, and may affect its ability to comply with other remaining requirements under the 2009 Order and the 2016 Order, including the 2021 Deadline. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order, or the 2021 Deadline, may result in material additional costs or obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order. See Note 11—Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion.

Desalination Plant Development Permit
The Monterey County Superior Court has continued the stay on the commencement of physical construction of the desalination plant until further notice. Hearing on MCWD’s petition took place on October 6, 2020, and the court took the matter under submission.
Water Supply Project Land Use Acquisition and Slant Well Site Use
A hearing on the City’s December 30, 2019 lawsuit filed in the Monterey County Superior Court challenging the County’s filing, and SDWR’s acceptance of the filing, as the exclusive GSA for the CEMEX site has been scheduled for March 29, 2021.
On September 14, 2020, Cal Am filed a separate but related complaint challenging the validity of actions taken by the City in adopting a groundwater sustainability plan for the CEMEX site, and the validity of the provisions of such plan. A case management conference has been set for January 12, 2021.
On May 8, 2020, the City filed a lawsuit, which it amended on June 29, 2020, in Monterey County Superior Court, naming Cal Am and CEMEX as defendants, and MCWRA and MCWD as real parties in interest. The lawsuit alleges a claim for breach of contract against CEMEX and seeks a declaration voiding the permanent easement to Cal Am and prohibiting extraction of water by Cal Am’s slant wells at the CEMEX site in excess of 500 acre-feet per year and the export of such water outside the groundwater basin. Cal Am is vigorously defending itself against the claims raised in the City’s lawsuit. To that effect, Cal Am has filed a demurrer and motion to strike, and each of CEMEX and MCWRA has also filed a demurrer. Arguments on the demurrers and motions to strike were heard at a hearing held on September 1, 2020. Following the hearing, on September 30, 2020, the court (i) overruled the demurrers as to the claim for declaratory relief, (ii) sustained the demurrers as to the breach of contract claim but permitted the plaintiff the right to amend its claim, and (iii) denied the motions to strike.
On August 4, 2020, MCWD filed a cross-complaint against Cal Am, CEMEX and MCWRA, alleging claims for specific performance of certain provisions of the 1996 annexation agreement related to the property owned by CEMEX on which intake wells for the Water Supply Project will be located, water rights, nuisance, unreasonable water use, and declaratory relief. On September 9, 2020, Cal Am filed a demurrer and motion to strike challenging the claims asserted by MCWD. On October 14, 2020, the court sustained, with leave to amend, the demurrers as to the claims for specific performance, enjoinment of invasion of water rights, nuisance and unreasonable water use, and the court overruled the demurrers as to the claim for declaratory relief.
Dunbar, West Virginia Water Main Break Class Action Litigation
On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. A hearing on class certification was held on March 11, 2020, followed by a status conference on April 7, 2020. On June 11, 2020, the court ruled that it would partially grant the Jeffries plaintiffs’ motion for certification of an issues class and would deny the request for certification of a class to determine a punitive damages multiplier for the class. On July 14, 2020, the court entered an order reflecting its June 11, 2020 rulings, and on August 31, 2020, WVAWC filed a Petition for a Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the certification of the issues class. At the request of the parties, the trial court entered an order on September 10, 2020 to stay all matters in the class proceeding pending consideration of this petition. A trial date for the class proceeding has been set for April 12, 2021, but the Company believes that it will likely be delayed.
Chattanooga, Tennessee Water Main Break Class Action Litigation
On November 22, 2019, the Tennessee-American Water Defendants filed a motion to dismiss the complaint as filed for failure to state a claim upon which relief may be granted, and, with respect to the Company, for lack of personal jurisdiction. Oral argument on the motion to dismiss took place on September 9, 2020. On September 18, 2020, the court (i) granted the motion to dismiss the Tennessee Plaintiffs’ negligence claim against all Tennessee-American Water Defendants, (ii) denied the motion to dismiss the breach of contract claim against TAWC, (iii) held in abeyance the motion to dismiss the breach of contract claims against the Company and Service Company pending a further hearing and (iv) held in abeyance the Company’s motion to dismiss the complaint for lack of personal jurisdiction. On September 24, 2020, at the request of the Tennessee Plaintiffs, the court dismissed without prejudice all claims in the Bruce complaint against the Company and Service Company. The impact of the September 2020 court orders was that all of the Tennessee Plaintiffs’ claims in this complaint were dismissed, other than the breach of contract claims against TAWC. On October 16, 2020, TAWC answered the complaint, and the parties are commencing with discovery.

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
Adverse economic conditions, the COVID-19 pandemic or other factors may cause our customers, particularly industrial and large commercial customers, to curtail operations. A curtailment of operations by such a customer would typically result in reduced water usage by that customer. For example, during the first nine months of 2020, the Company has experienced a decrease in net customer demand related mainly to industrial and commercial customers, which the Company believes to be attributable to the impacts of the COVID-19 pandemic. In more severe circumstances, the decline in usage could be permanent. Any decrease in demand resulting from difficult economic conditions or the current COVID-19 pandemic affecting these customers could adversely affect our financial condition and results of operations. Tariffs in place with respect to our Regulated Businesses may not reimburse us, in whole or in part, for any of these impacts.
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
As of September 30, 2020, our aggregate long-term and short-term debt balance (including preferred stock with mandatory redemption requirements) was $10.7 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:
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
In order to meet our capital expenditure needs, we may be required to borrow additional funds under the revolving credit facility or issue a combination of new short-term and long-term debt, and/or equity. We continue to assess our short- and long-term liquidity needs in light of the impact of the COVID-19 pandemic on the financial and capital markets, especially with respect to the market for corporate commercial paper, which has experienced recent volatility and shortages of liquidity. In response to these events, on March 20, 2020, we entered into the $750 million 364-day Term Loan Facility and immediately executed a $500 million draw thereunder to support our short-term liquidity by retaining that amount in cash. The Term Loan Facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. During the first nine months of 2020, we also utilized our existing sources of liquidity, such as our current cash balances, cash flows from operations and borrowings under the revolving credit facility as necessary or desirable to meet our short-term liquidity requirements. We believe that existing sources of liquidity will be sufficient to meet our cash requirements for the foreseeable future. However, as the impacts of the COVID-19 pandemic on the economy, the financial and capital markets and our operations evolve, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may need to obtain additional sources of liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Moreover, additional borrowings may be required to refinance outstanding indebtedness. Other than debt with respect to the Term Loan Facility, debt maturities and sinking fund payments in 2021, 2022 and 2023 will be $315 million, $14 million and $356 million, respectively. We can provide no assurance that we will be able to access the debt or equity capital markets on favorable terms, if at all. Moreover, as new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to refinance existing debt on favorable terms.
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
In addition to cash from operations, we generally rely primarily on AWCC’s $2.25 billion revolving credit facility, its $2.1 billion commercial paper program, and the capital markets to satisfy our liquidity needs. On April 1, 2020, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended pursuant to the terms of the credit agreement from March 21, 2024 to March 21, 2025. Historically, we have regularly used AWCC’s commercial paper program rather than this revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally could obtain in the commercial paper market. In addition, on March 20, 2020, AWCC entered into the $750 million 364-day Term Loan Facility to provide additional short-term liquidity support. As of September 30, 2020, AWCC had no outstanding borrowings under the revolving credit facility, $545 million of commercial paper outstanding, $76 million in outstanding letters of credit and $500 million outstanding under the 364-day Term Loan Facility. There can be no assurance that AWCC will be able to continue to access its commercial paper program or its revolving credit facility, when, as and if desired, or that the amount of capital available thereunder will be sufficient to meet all of our liquidity needs at a reasonable, or any, cost.
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
Disruptions in the capital markets or changes in our credit ratings could also limit our ability to access capital on terms favorable to us or at all. For example, in April 2019, Moody’s Investors Service changed the Company’s senior unsecured debt rating to Baa1, from A3, with a stable outlook. While the lending banks that participate in the revolving credit facility have met all of their obligations under those facilities, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. These or other occurrences may cause our lenders to not meet their existing commitments, and we may not be able to access the commercial paper or loan or capital markets in the future on terms acceptable to us or at all. Furthermore, our inability to maintain, renew or replace commitments under our revolving credit facility could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity. Longer-term disruptions in the capital and credit markets as a result of economic, legislative, political or other uncertainty, including as a result of the current COVID-19 pandemic, changes in U.S. tax and other laws, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any significant disruption in the capital, debt or credit markets, or financial institution failures could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include delaying or deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures. Finally, there is no assurance that we will be able to access the equity capital markets to obtain financing when necessary or desirable and on terms that are reasonable or acceptable to us.

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
The Company did not repurchase shares of common stock during the three months ended September 30, 2020. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2020, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
#2.1
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

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2015).
*10.1	Offer Letter for Employment, dated August 5, 2020, between American Water Works Company, Inc. and Adam Noble.
*10.2	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant (for Adam Noble).
*31.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

#    Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish the omitted schedules and exhibits to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.
*    Filed herewith.
**    Furnished herewith

The Stock Purchase Agreement filed as Exhibit 2.1 hereto has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Stock Purchase Agreement (i) were made by the parties thereto only for purposes of that agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the Stock Purchase Agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Stock Purchase Agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the Stock Purchase Agreement instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November, 2020.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ WALTER J. LYNCH
Walter J. Lynch President and Chief Executive Officer (Principal Executive Officer)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)