Form 10-K
period 2020-12-31
American Water Works Company, Inc.
filed 2021-02-24
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Common Stock, $0.01 par value—$20,390,800,000 as of June 30, 2020 (solely for purposes of calculating this aggregate market value, American Water has defined its affiliates to include (i) those persons who were, as of June 30, 2020, its executive officers, directors or known beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 30, 2020, to be controlled by, or under common control with, American Water or any of the persons described in clause (i) above).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Common Stock, $0.01 par value per share—181,439,255 shares as of February 19, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the American Water Works Company, Inc. definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
Statements included in Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Form 10-K, or incorporated by reference into this Form 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and filings to address regulatory lag; growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity, the completion of the announced sale of the Company’s New York subsidiary and the amount of proceeds anticipated to be received therefrom; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the ability to execute its current and long-term business, operational and capital expenditures strategies; its ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets; the outcome and impact on the Company of governmental and regulatory proceedings and related potential fines, penalties and other sanctions; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the impacts to the Company of the current pandemic health event resulting from the novel coronavirus (“COVID-19”); the ability to capitalize on existing or future utility privatization opportunities; trends in the industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•changes in laws, governmental regulations and policies, including with respect to environmental, health and safety, consumer and data privacy, water quality and water quality accountability, contaminants of emerging concern, public utility and tax regulations and policies, and impacts resulting from U.S., state and local elections and changes in federal, state and local executive administrations;
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
•the risks associated with the Company’s aging infrastructure, and its ability to appropriately improve the resiliency of or maintain and replace, current or future infrastructure and systems, including its technology and other assets, and manage the expansion of its businesses;
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
•the intentional or unintentional actions of a third party, including contamination of the Company’s water supplies or the water provided to its customers;
•the Company’s ability to obtain adequate and cost-effective supplies of equipment (including personal protective equipment), chemicals, electricity, fuel, water and other raw materials;
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
•access to sufficient debt and/or equity capital on satisfactory terms and when and as needed to support operations and capital expenditures;
•fluctuations in interest rates;
•ability to comply with affirmative or negative covenants in the current or future indebtedness of the Company or any of its subsidiaries, or the issuance of new or modified credit ratings or outlooks by credit rating agencies with respect to the Company or any of its subsidiaries (or any current or future indebtedness thereof), which could increase financing costs or funding requirements and affect the Company’s or its subsidiaries’ ability to issue, repay or redeem debt, pay dividends or make distributions;
•fluctuations in the value of benefit plan assets and liabilities that could increase the Company’s cost and funding requirements;
•changes in federal or state general, income and other tax laws, including (i) future significant tax legislation, (ii) further rules, regulations, interpretations and guidance by the U.S. Department of the Treasury and state or local taxing authorities (collectively, the “Related Interpretations”) related to the enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), (iii) the availability of, or the Company’s compliance with, the terms of applicable tax credits and tax abatement programs, and (iv) the Company’s ability to utilize its U.S. federal and state income tax net operating loss (“NOL”) carryforwards;
•migration of customers into or out of the Company’s service territories;
•the use by municipalities of the power of eminent domain or other authority to condemn the systems of one or more of the Company’s utility subsidiaries, or the assertion by private landowners of similar rights against such utility subsidiaries;

•any difficulty or inability to obtain insurance for the Company, its inability to obtain insurance at acceptable rates and on acceptable terms and conditions, or its inability to obtain reimbursement under existing or future insurance programs and coverages for any losses sustained;
•the incurrence of impairment charges related to the Company’s goodwill or other assets;
•labor actions, including work stoppages and strikes;
•the Company’s ability to retain and attract qualified employees;
•civil disturbances or unrest, or terrorist threats or acts, or public apprehension about future disturbances, unrest, or terrorist threats or acts; and
•the impact of new, and changes to existing, accounting standards.
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

PART I
ITEM 1.    BUSINESS
The Company
With a history dating back to 1886, American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. A holding company originally incorporated in Delaware in 1936, the Company employs approximately 7,000 professionals who provide drinking water, wastewater and other related services to over 15 million people in 46 states. The Company conducts the majority of its business through regulated utilities that provide water and wastewater services, collectively presented as the “Regulated Businesses.” The Company also operates market-based businesses that provide complementary services. Individually, these businesses do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented as the “Market-Based Businesses,” which is consistent with how management assesses the results of these businesses.
Throughout this Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.
Regulated Businesses
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers. The Company’s utilities operate in over 1,700 communities in 16 states in the United States, with 3.5 million active customers in its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs”). Federal, state and local governments also regulate environmental, health and safety, and water quality and water accountability matters. The Company reports the results of the services provided by its utilities in the Regulated Businesses segment. Operating revenues for the Regulated Businesses were $3,255 million for 2020, $3,094 million for 2019 and $2,984 million for 2018, accounting for 86%, 86% and 87%, respectively, of the Company’s total operating revenues for the same periods.
Presented in the table below is a geographic summary of the Regulated Businesses’ operating revenues and the number of customers the Company serves, by type of service, for and as of the year ended December 31, 2020:

	Operating Revenues (in millions)				Number of Customers (in thousands)
	Water (a)	Wastewater	Total	% of Total	Water	Wastewater	Total	% of Total
New Jersey	$753	$43	$796	24.5%	657	55	712	20.4%
Pennsylvania	663	70	733	22.5%	673	77	750	21.6%
Missouri	335	11	346	10.6%	472	15	487	13.9%
Illinois	293	32	325	10.0%	292	68	360	10.3%
California	247	3	250	7.7%	183	3	186	5.3%
Indiana	234	2	236	7.3%	318	2	320	9.2%
West Virginia	164	1	165	5.1%	168	1	169	4.8%
Total—Top Seven States (b)	2,689	162	2,851	87.7%	2,763	221	2,984	85.5%
Other (c)	381	23	404	12.3%	481	31	512	14.5%
Total Regulated Businesses	$3,070	$185	$3,255	100.0%	3,244	252	3,496	100.0%
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.
(b)The Company’s “Top Seven States” are determined based upon operating revenues.
(c)Includes the Company’s utility operations in the following states: Georgia, Hawaii, Iowa, Kentucky, Maryland, Michigan, New York, Tennessee and Virginia and other revenue attributable collectively to the Regulated Businesses.

Customers
The Company’s Regulated Businesses have a large and geographically diverse customer base. A customer is defined as a person, business, municipality or any other entity that purchases the Company’s water or wastewater services as of the last business day of a reporting period. One single customer may purchase the Company’s services for use by multiple individuals or businesses. Examples of these customers are homes, apartment complexes, businesses and governmental entities.
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
Residential customers make up a substantial portion of the Company’s customer base in all of the states in which it operates. The Company also serves (i) commercial customers, such as food and beverage providers, commercial property developers and proprietors, and energy suppliers, (ii) fire service customers, where the Company supplies water through its distribution systems to public fire hydrants for firefighting purposes and to private fire customers for use in fire suppression systems in office buildings and other facilities, (iii) industrial customers, such as large-scale manufacturers, mining and production operations, (iv) public authorities, such as government buildings and other public sector facilities, including schools and universities, and (v) other utilities and community water and wastewater systems in the form of bulk contracts for the supply of water or the treatment of wastewater for their own customers.
The following chart depicts the allocation of the Company’s Regulated Businesses’ operating revenue of $3,255 million by type, including a breakout of the total water services revenues by class of customer, for the year ended December 31, 2020:

Regulated Businesses' Operating Revenue by Type and Customer Class

Industrial water: 4%
Wastewater : 6%
Fire service water: 5%
Other operating (b): 1%
Public and other water (a): 7%
Commercial water: 19%
Residential water: 58%

(a)Includes water revenues from public authorities and other utilities and community water systems under bulk contracts.
(b)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

Presented in the table below is the number of water and wastewater customers the Company served by class as of December 31, 2020, 2019 and 2018, which represents approximately 15 million people served as of December 31, 2020:

	2020		2019		2018
(In thousands)	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,948	236	2,914	215	2,892	188
Commercial	225	15	222	13	222	11
Fire service	50	—	49	—	48	—
Industrial	4	—	4	—	4	—
Public and other (a)	17	1	16	1	16	1
Total	3,244	252	3,205	229	3,182	200
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
Capital Investment
The Company plans to invest between $22 billion and $25 billion over the next 10 years, including acquisitions, for capital improvements to its Regulated Businesses’ water and wastewater infrastructure, largely for pipe replacement and upgrading aging water and wastewater treatment facilities. The Company has proactively improved its pipe renewal rate from a 250-year replacement cycle in 2009 to an expected 110-year replacement cycle by 2025, which it anticipates will enable the Company to replace nearly 2,200 miles of mains and collection pipes between 2021 and 2025. In addition, from 2021 to 2025, the Company’s capital investment in treatment plants, storage tanks and other key, above-ground facilities is expected to increase, further addressing infrastructure renewal, resiliency, water quality, operational efficiency, technology and innovation, and emerging regulatory compliance needs. Additionally, the Company continues to invest significantly in resiliency projects to address the impacts of climate and weather variability by hardening its assets. Recently completed projects include a $15 million emergency power generation system installation at New Jersey’s Raritan Millstone Water Treatment Plant which provides automated standby power in the event of a power failure, and $23 million and $27 million Water Treatment Plant Improvement projects to retire obsolete pumping and water treatment facilities located in 100-year floodplains in both Muncie and Richmond, Indiana, respectively.
Regulation and Rate Making
The operations of the Company’s Regulated Businesses are generally subject to regulation by PUCs in the states in which they operate, with the primary responsibility of the PUCs being the promotion of the overall public interest by balancing the interest of customers and utility investors. Specific authority might differ from state to state, but in most states, PUCs review and approve rates charged to customers, accounting treatments, long-term financing programs and cost of capital, operation and maintenance (“O&M”) expenses, capital expenditures, taxes, affiliated transactions and relationships, reorganizations, mergers and acquisitions, and dispositions, along with imposing certain penalties or granting certain incentives. Regulatory policies vary from state to state and can change over time. These policies will affect the timing, as well as the extent, of recovery of expenses and the realized return on invested capital.
Periodic changes in customer rates generally occur through the filing of a rate case by the utility with the PUC. The timing of rate case filings is typically determined by either periodic requirements in the regulatory jurisdiction or by the utility’s need to increase its revenue requirement to recover capital investment costs, changes in operating revenues, operating costs or other market conditions. The Company attempts to minimize “regulatory lag,” which is the time between the occurrence of an event that triggers a change in the utility’s revenue requirement and the recognition in rates of that change.

The Company’s Regulated Businesses support regulatory practices at the PUCs and state legislatures that mitigate the adverse impact of regulatory lag. Presented in the table below are examples of approved regulatory practices:

Regulatory Practices	Description	States Allowed
Infrastructure replacement surcharge mechanisms	Allows rates to change periodically, outside a general rate case proceeding, to reflect recovery of capital investments made to replace infrastructure necessary to sustain safe and reliable services for the Company’s customers. These mechanisms typically involve periodic filings and reviews to ensure transparency.	IA, IL, IN, KY, MO, NJ, NY, PA, TN, VA, WV
Future test year	A “test year” is a period used for setting rates, and a future test year describes the first 12 months that new rates are proposed to be effective. The use of a future test year allows current or projected revenues, expenses and capital investments to be collected on a more timely basis.	CA, HI, IA, IL, IN, KY, NY, PA, TN, VA
Hybrid test year	A historical test year sets rates using data from a 12-month period that ends prior to a general rate case filing. A hybrid test year allows an update to historical data for “known and measurable” changes that occur subsequent to the historical test year.	MD, MO, NJ, WV
Utility plant recovery mechanisms	Allows recovery of the full return on utility plant costs during the construction period, instead of capitalizing an allowance for funds used during construction (“AFUDC”). In addition, some states allow the utility to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUC may assess the prudency of such projects.	CA, IL, KY, NY, PA, TN, VA
Expense mechanisms	Allows changes in certain operating expenses, which may fluctuate based on conditions beyond the utility’s control, to be recovered outside of a general rate case proceeding or deferred until the next general rate case proceeding.	CA, IL, MD, MO, NJ, NY, PA, TN, VA
Revenue stability mechanisms	Adjusts rates periodically to ensure that a utility recovers the revenues authorized in its general rate case, regardless of sales volume, including recognition of declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently.	CA, IL, NY
Consolidated tariffs	Use of a unified rate structure for water systems owned and operated by a single utility, which may or may not be physically interconnected. The consolidated tariff pricing structure may be used fully or partially in a state, and is generally used to moderate the price impact of periodic fluctuations in local costs, while lowering administrative costs for customers. Pennsylvania also permits a blending of water and wastewater revenue requirements.	CA, IA, IL, IN, KY, MD, MO, NJ, NY, PA, VA, WV
Deferred accounting	A regulators’ willingness to defer recognition of financial impacts when setting rates for utilities.	All
The Company pursues enhancements to these regulatory practices to facilitate efficient recovery of its costs and capital investments and to continue to provide safe, clean, reliable and affordable services to its customers. The ability to seek regulatory treatment using the regulatory practices described above does not guarantee that the PUCs will accept the Company’s proposal in the context of a particular rate case, and these regulatory practices may reduce, but not eliminate, regulatory lag associated with traditional rate making processes. It is also the Company’s strategy to expand the use of these mechanisms in areas where they may not currently apply and enhance certain mechanisms where they already exist.
Acquisitions and Strategic Growth
The U.S. water and wastewater industries include investor-owned systems as well as municipal systems that are owned and operated by local governments or governmental subdivisions. According to the U.S. Environmental Protection Agency (“EPA”), as of 2017, approximately 84% of the water market is served by municipal systems and approximately 98% of the country’s wastewater systems are government owned. The EPA also estimates, as of 2017, that there are approximately 50,000 community water systems and approximately 15,000 community wastewater systems in the United States, with approximately 80% of the community water systems serving a population of 3,000 or less.
A fundamental aspect of the Company’s growth strategy is to pursue acquisitions of water and/or wastewater systems in geographic proximity to areas where the Company operates its Regulated Businesses. The proximity of acquisition opportunities to the Company’s regulated footprint allows it to integrate and manage the acquired systems and operations primarily using the Company’s existing management (although the Company typically retains the majority, if not all, of the employees of the acquired systems) and to achieve operational efficiencies and prioritize capital investment needs. The Company’s current customer mix of 93% water and 7% wastewater also presents strategic opportunities for wastewater growth and systems consolidation, allowing the Company to add wastewater customers where it already serves water customers. The Company intends to continue to expand its regulated footprint geographically by acquiring water and wastewater systems in its existing markets and, if appropriate, pursuing acquisition opportunities in certain domestic markets where the Company does not currently operate its Regulated Businesses. Before entering new regulated markets, the Company will evaluate the business and regulatory climates to ensure that it will have the opportunity to achieve an appropriate rate of return on its investment while maintaining its high standards for providing safe, reliable and affordable services to its customers, as well as a line of sight to grow the Company’s base customers to attain efficiencies after entering the new domestic market.
Increasingly stringent environmental, health and safety, and water quality and water accountability regulations, the amount of infrastructure in need of significant capital investment, financial challenges and industry legislation are several elements, among others, that may drive more municipalities to consider selling their water and wastewater assets.

Sale of New York American Water Company, Inc.
On November 20, 2019, the Company and the Company’s New York subsidiary entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co. which it subsequently assigned to its indirect, wholly owned subsidiary Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customers in the State of New York. Algonquin Power & Utilities Corp., Liberty’s ultimate parent company, executed and delivered an absolute and unconditional guaranty of the performance of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining approvals and satisfying or waiving other closing conditions. The Stock Purchase Agreement has an initial termination date of June 30, 2021. Either party may extend the agreement beyond June 30, 2021, and the Company intends to extend the agreement, if necessary, provided all of the conditions to closing have been or are capable of being met, other than obtaining regulatory approvals. If not otherwise extended, the ultimate termination date is December 31, 2021. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the New York subsidiary, taken as a whole.
In the fourth quarter of 2020, the Governor of New York proposed legislation that, among other things, requires the New York State Department of Public Service (“NYSDPS”) to study whether private water suppliers should be placed under municipal control. On February 3, 2021, the Governor issued a press release announcing that he directed the NYSDPS Special Counsel to commence and lead a municipalization feasibility study to be completed by April 1, 2021. Meanwhile, the Company’s New York subsidiary continues to work constructively with the NYSDPS and is taking the actions necessary to complete the Stock Purchase. Subject to satisfying or waiving the various conditions to closing, and assuming no prior termination of the Stock Purchase Agreement by Liberty as described above, the Company remains confident that the Stock Purchase will be completed, though the date of the close of the transaction could be impacted by the timing of the work to be completed by the NYSDPS Special Counsel.
Industry Legislation
In 2017, New Jersey enacted the Water Quality Accountability Act (the “WQAA”), which sets operational standards for all water utilities in New Jersey, including municipal and investor-owned utilities with more than 500 service connections. This law imposes requirements in areas such as cybersecurity, asset management, water quality reporting, remediation of notices of violation, and hydrant and valve maintenance. The WQAA requires the most senior water manager, or either the executive director for municipal utility authorities or the mayor or chief executive officer for municipally owned public water systems, to certify that the system meets the requirements under the WQAA. In an effort to strengthen accountability under the WQAA, the New Jersey Senate held three hearings on the WQAA during 2020. The New Jersey Assembly has also heard legislation to strengthen the WQAA in one committee, and referral to the Assembly Appropriations Committee is pending.
The Company’s regulated subsidiaries in California, Illinois, Indiana, Iowa, Maryland, Missouri, New Jersey, Pennsylvania and Virginia have access to fair market value legislation for private sector investment in public sector water and wastewater systems. The Company supports full optionality for municipalities, including state legislation that enables the consolidation of the largely fragmented water and wastewater industries through third-party fair market valuations of purchased property. Fair market value assessment of water and wastewater systems is an alternative to the traditional depreciated original cost method of valuation, which allows the Company to offer municipalities a purchase price for their system assets that is reflective of the assets’ fair market value, while providing the Company with increased opportunity to recover the purchase price over the life of the purchased system assets, subject to PUC approval.
In 2020, legislation in Indiana was passed that created an appraisal process to establish fair value for non-municipal utilities and a presumption that a purchase price not exceeding the appraised value is reasonable. That legislation also requires that all new municipal water and wastewater systems are subject to the jurisdiction of the utility regulatory commission for ten years. Separate legislation authorizes recovery for above ground infrastructure, without a full rate case, for service enhancements that are completed for health, safety or environmental concerns. That same legislation also removed relocations completed for road construction from the distribution system improvement charge recovery caps.
Consolidated tariffs use a unified rate structure for systems owned and operated by a single utility, which may or may not be physically interconnected. Consolidated tariff pricing moderates the impact of periodic fluctuations in local costs and promotes a more universal water infrastructure investment in a state. As a result, consolidated tariffs can make it easier to incorporate new systems into an existing utility, support economies of scale for even the smallest of systems and prioritize capital needs across the state. Overall, the Company believes that consolidated tariffs bring cost-effective, high quality services to a larger number of customers. Twelve of the Company’s regulated jurisdictions currently have some form of consolidated tariff pricing, including California, Illinois, Indiana, Iowa, Kentucky, Maryland, Missouri, New Jersey, New York, Pennsylvania, Virginia and West Virginia.

In 2020, legislation in West Virginia was passed that allows for expanded asset valuation in connection with the acquisition of a utility or utility assets, combined water and wastewater revenue requirements and the expansion of permitted uses by municipalities of proceeds from the sale of a water or wastewater system. The legislation also allows inclusion of contributed property in a system’s asset valuation and rate base recognition for the full purchase price approved by the Public Service Commission of West Virginia.
In December 2020, Congress passed and the President signed into law a $900 billion COVID-19 relief and $1.4 trillion U.S. government appropriations package for 2021, which included $638 million for a low-income water assistance program and $2.8 billion for capitalization grants under the Clean Water and Drinking Water State Revolving Funds. The Company is awaiting further guidance on the distribution of these funds.
Competition
The Company’s Regulated Businesses generally do not face direct competition in their existing markets because (i) the Company operates in those markets pursuant to franchises, charters, certificates of public convenience and necessity or similar authorizations (collectively, “CPCNs”) issued by state PUCs or other authorities, and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a significant barrier to market entry. However, the Company’s Regulated Businesses do face competition from governmental agencies, other investor-owned utilities, large industrial customers with the ability to provide their own water supply/treatment process and strategic buyers that are entering new markets and/or making strategic acquisitions. When pursuing acquisitions, the Company’s largest investor-owned competitors, based on a comparison of operating revenues and population served, include Essential Utilities, Inc. (formerly known as Aqua America, Inc.), Suez North America, American States Water Company and California Water Service Group. From time to time, the Company also faces competition from infrastructure funds, multi-utility companies and others, such as Algonquin Power and Utilities Corp., Eversource Energy and Corix.
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
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, a citizens group in Monterey, California successfully added “Measure J” to the November 2018 election ballot asking voters to decide whether the Monterey Peninsula Water Management District (the “MPWMD”) should conduct a feasibility study concerning the potential purchase of the Monterey water service system assets (the “Monterey system assets”) of the Company’s California subsidiary, and, if feasible, to proceed with a purchase of those assets without an additional public vote. This service territory represents approximately 40,000 customers. In November 2018, Measure J was certified to have passed. In August 2019, the MPWMD’s General Manager issued a report that recommends that the MPWMD board (1) develop criteria to determine which water systems should be considered for acquisition; (2) examine the feasibility of acquiring the Monterey system assets and consider public ownership of smaller systems only if the MPWMD becomes the owner of a larger system; (3) evaluate whether the acquisition of the Monterey system assets by the MPWMD is in the public interest and sufficiently satisfies the criterion of “feasible” as provided in Measure J; (4) ensure there is significant potential for cost savings before agreeing to commence an acquisition; and (5) develop more fully alternate operating plans before deciding whether to consider a Resolution of Necessity.
In November 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. On June 12, 2020, the MPWMD issued a draft environmental impact report for the potential acquisition of the Monterey system assets and a related district boundary adjustment that would be required if the MPWMD were to acquire and operate certain of the Monterey system assets located outside the MPWMD’s boundaries. On September 15, 2020, the MPWMD gave notice of its intention to appraise the Monterey system assets and related property interests. On September 29, 2020, the Company’s California subsidiary declined to make the Monterey system assets and related property interests available for inspection or to comply with any of the other requests contained in the MPWMD’s notice. On October 7, 2020, the MPWMD issued a final environmental impact report (“FEIR”), and on November 4, 2020, the MPWMD certified the FEIR, which purports to analyze the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. On November 25, 2020, the Company’s California subsidiary filed a petition challenging this certification in court. See Item 3—Legal Proceedings—Challenge of Certification—Proposed Monterey System Final Environmental Impact Report.

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
Furthermore, the law in certain jurisdictions in which the Regulated Businesses operate provides for eminent domain rights allowing private property owners to file a lawsuit to seek just compensation against a public utility, if a public utility’s infrastructure has been determined to be a substantial cause of damage to that property. In these actions, the plaintiff would not have to prove that the public utility acted negligently. In California, lawsuits have been filed in connection with large-scale natural events such as wildfires. Some of these lawsuits have included allegations that infrastructure of certain utilities triggered the natural event that resulted in damage to the property. In some cases, the PUC has allowed certain costs or losses incurred by the utility to be recovered from customers in rates, but in other cases such recovery in rates has been disallowed. Also, the utility may have obtained insurance that could respond to some or all of such losses, although the utility would be at risk for any losses not ultimately subject to rate or insurance recovery or losses that exceed the limits of such insurance.
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

Presented in the chart below are the Company’s sources of water supply as of December 31, 2020:

Sources of Water Supply
Purchased Water: 7%
Groundwater: 27%
Surface Water: 66%

Presented in the table below are the percentages of water supply by source type for the Company’s Top Seven States for the year ended December 31, 2020:

	Surface Water	Ground Water	Purchased Water
New Jersey	72%	24%	4%
Pennsylvania	91%	7%	2%
Missouri	78%	21%	1%
Illinois	54%	35%	11%
California	—	62%	38%
Indiana	44%	56%	—
West Virginia	100%	—	—
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

The Company evaluates quality, quantity, growth needs and alternate sources of water supply as well as transmission and distribution capacity to provide water service to its customers. Water supply is seasonal in nature and weather conditions can have a pronounced effect on supply. In order to ensure that the Company has adequate water supply, it uses long-term planning processes and maintains contingency plans to minimize the potential impact on service caused by climate variability and a wide range of weather fluctuations. In connection with supply planning for most surface or groundwater sources, the Company employs models to determine safe yields under different rainfall and drought conditions. Surface and ground water levels are routinely monitored so that supply capacity deficits may, to the extent possible, be predicted and mitigated through demand management and additional supply development. An example of the Company’s use of long-term planning to ensure that it has adequate water supply is its involvement in the Monterey Peninsula Water Supply Project (the “Water Supply Project”) in California. The Water Supply Project includes the construction of a desalination plant, to be owned by the Company’s California subsidiary, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes the California subsidiary’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water (formerly known as the Monterey Regional Water Pollution Control Agency) and the MPWMD. The Water Supply Project is intended, among other things, to fulfill obligations of the California subsidiary to eliminate unauthorized diversions from the Carmel River as required under orders of the California State Water Resources Control Board (the “SWRCB”). For more information, see Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions and Note 17—Commitments and Contingencies—Contingencies—Alternative Water Supply in Lieu of Carmel River Diversions, in the Notes to the Consolidated Financial Statements.
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
Seasonality
Customer demand for the Company’s water service is affected by weather and tends to vary with temperature and amount and frequency of rainfall. Customer demand is generally greater during the warmer months, primarily due to increased water usage for irrigation systems and other outdoor water use. As such, the Company typically expects its operating revenues to be the highest in the third quarter of each year. Weather that is hotter and/or drier than average generally increases operating revenues, whereas, weather that is cooler and/or wetter than average generally serves to suppress customer water demand and can reduce water operating revenues. Three of the Company’s jurisdictions, California, Illinois and New York, have adopted revenue stability mechanisms which permit the Company to collect state PUC-authorized revenue for a given period which is not tied to the volume of water sold during that period, thereby lessening the impact of weather variability. See Regulated Businesses—Regulation and Rate Making for additional information regarding revenue stability mechanisms.
Market-Based Businesses
The Company’s Market-Based Businesses provide home services primarily to residential and smaller commercial customers and water and wastewater services to the U.S. government on military installations, as well as municipalities, and utility customers. These businesses are not subject to regulation by state PUCs and the services provided generally do not require significant capital investment. Operating revenues for the Company’s Market-Based Businesses were $540 million for 2020, $539 million for 2019 and $476 million for 2018, accounting for 14%, 15% and 14%, respectively, of the Company’s total operating revenues for the same periods.
The Company’s primary Market-Based Businesses include the following operating segments:
•Homeowner Services Group (“HOS”), which provides various warranty protection programs and other home services to residential customers;
•Military Services Group (“MSG”), which enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations.
The Company also has five contracts with municipal customers to operate and manage water and wastewater facilities and provide other related services through its Contract Services Group (“CSG”).

Homeowner Services Group
The Company’s Homeowner Services Group, which includes the operations of Pivotal Home Solutions (“Pivotal”) acquired in June 2018, provides warranty protection programs and other home services to residential customers for interior and exterior water and sewer lines, interior gas and electric lines, heating and cooling systems, water heaters and other home appliances, as well as power surge protection and other related services. The Company develops partnerships with municipalities, utilities and other organizations to offer protection programs to customers serviced by, or affiliated with, those municipalities, utilities and organizations. The term of these partnership agreements with the municipalities, utilities and other organizations is typically three to five years, with mutual optional renewals. As of December 31, 2020, HOS had approximately 3 million customer contracts in 43 states.
Military Services Group
The Company’s Military Services Group operates on 17 military installations under 50-year contracts with the U.S. government as part of its Utilities Privatization Program. The scope of these contracts generally includes the operation and maintenance of the installation’s water and wastewater systems and a capital program focused on asset replacement and, in certain instances, systems expansion. The replacement of assets assumed when a contract is awarded to MSG is completed either through a discrete set of projects executed in the first five years of the contract or through the long term recapitalization program performed over the life of the contract. Traditionally, both of these programs are funded from the contract fee. At times, new assets are required to support the installation’s mission, and the construction of these assets is funded by the U.S. government as separate modifications or amendments to the contract. The capital for these assets historically has not been funded through the Company’s debt or equity issuances; rather, the Company has used limited working capital for short-term needs under these contracts. In April 2018, the U.S. Army instituted a requirement that a bidder must offer financing in its proposal for these new capital projects under existing contracts, but the U.S. Army’s implementation of this requirement on existing contracts has limited the need for such financing. However, recent U.S. Army and Navy Utilities Privatization solicitations have included requirements for the successful bidder to finance discrete initial capital projects over either a five- or ten-year period after project completion. Three of MSG’s current contracts require such capital project financing, which the Company is currently addressing through internal sources of liquidity.
The contract price for six of MSG’s contracts with the U.S. government is subject to redetermination two years after commencement of operations, and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period, to reflect changes in contract obligations and anticipated market conditions. The remaining 11 contracts with the U.S. government are subject to annual price adjustments under a mechanism called “Economic Price Adjustment.” All 17 contracts could be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government, or as a result of default or non-performance by the MSG subsidiary performing the contract. In either event, pursuant to termination provisions applicable to all of these contracts, MSG would be entitled to recover allowable costs that it may have incurred under the contract, plus the contract profit margin on incurred costs. MSG’s backlog of revenue associated with its contracts with the U.S. government is approximately $6.2 billion, with an average remaining contract term of 41 years.
Competition
The Company’s Market-Based Businesses face competition from a number of service providers, including HomeServe USA and Cinch Home Services in HOS, and American States Water Company, Suez North America, and Veolia Environnement S.A. in MSG.
Environmental, Health and Safety, Water Quality and Other Regulation
The Company’s water and wastewater operations, including the services provided by both its Regulated Businesses and Market-Based Businesses, are subject to extensive federal, state and local laws and regulations governing the protection of the environment, health and safety, the provision of water and wastewater services, particularly with respect to the quality of water the Company delivers to its customers, and the manner in which it collects, treats, discharges, recycles and disposes of wastewater. In the United States, these regulations are developed under federal legislation including the Safe Drinking Water Act, the Reduction of Lead in Drinking Water Act and the Clean Water Act, and under a variety of applicable state laws. Environmental, health and safety, and water quality regulations are complex and may vary from state to state in those instances where a state has adopted a standard that is more stringent than the federal standard. For example, while the EPA has issued a non-enforceable Health Advisory for the combined level of two perfluorinated compounds (perfluorooctanoic acid, or PFOA, and perfluorooctane sulfonate, or PFOS), the New Jersey Department of Environmental Protection was the first state agency to establish a standard for perfluorononanoic acid, or PFNA, in 2018 and has since established maximum containment levels for PFOA and PFOS, with implementation occurring in January 2021. The Company is also subject to various federal, state, and local laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety and other matters relating to the protection of the environment and health and safety. PUCs also set conditions and standards for the water and wastewater services the Company delivers.

The Company maintains an environmental program that includes responsible business practices focused on compliance with environmental laws and regulations and the effective use of natural resources, recognizing that drinking water standards have generally, over time, increased in number and become increasingly more stringent. As newer or stricter standards are introduced, the Company’s capital and operating costs needed to comply with them will likely increase. The Company incurs substantial costs associated with compliance with the environmental, health and safety, and water quality standards to which its operations are subject and the Company invests in technology solutions for enhanced detection and monitoring of water quality issues. The Company estimates that it will make capital expenditures of approximately $725 million over the next five years, including $155 million in 2021, for environmental control facilities, which the Company defines for this purpose as any project (or portion thereof) that involves the preservation of air, water or land. The Company believes that its operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations.
The Company’s operations also involve the use, storage and disposal of hazardous substances and wastes. For example, the Company’s water and wastewater treatment facilities store and use chlorine and other chemicals that generate wastes that require proper handling and disposal under applicable environmental requirements. The Company also could incur remedial costs in connection with any contamination relating to its operations or facilities or its off-site disposal of wastes. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), authorizes the EPA, and comparable state laws authorize state environmental authorities, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as current and former owners and operators of such sites, may be deemed liable, without regard to fault, under CERCLA or comparable state laws. Although the Company is not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations in the future could result in additional costs to the Company. The Company’s facilities and operations are also subject to requirements under the U.S. Occupational Safety and Health Act and inspections thereunder.
Safe Drinking Water Act
The Safe Drinking Water Act and related regulations establish national quality standards for drinking water. The EPA has issued rules governing the levels of numerous, naturally occurring and man-made chemical and microbial contaminants and radionuclides allowable in drinking water, and continues to propose new rules. These rules also prescribe testing requirements for detecting regulated contaminants, the treatment systems that may be used for removing those contaminants, and other requirements. To date, the EPA has set standards for over 90 contaminants and water quality indicators for drinking water, and there is a process in place to make a regulatory determination on at least five additional compounds every five years.
To help formulate the basis for future regulations, the EPA has the authority to require monitoring for additional, unregulated contaminants under the Unregulated Contaminant Monitoring Rule (the “Monitoring Rule”). The Company’s facilities have participated in the data gathering effort for the Monitoring Rule in previous rounds, which occurs every five years, including the fourth round that concluded at the end of 2020. There are millions of other chemical compounds that are not regulated, many of which lack a testing methodology, occurrence data, health effects information and/or cost effective treatment options. The process of developing new drinking water standards is long and complex, but the Company actively participates with the EPA and other water industry groups by sharing research and water quality operational knowledge. See Research and Development—Contaminants of Emerging Concern for additional information.
To effect the removal or inactivation of microbial contaminants, the EPA has established various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and/or the by-products of their use in the disinfection process. Examples of these rules are the Long-Term 2 Enhanced Surface Water Treatment Rule (the “Long-Term 2 Rule”), the Stage 2 Disinfectants and Disinfection Byproduct Rule, and the Ground Water Rule, which is applicable to systems providing water from underground sources. In 2016, the revised Total Coliform Rule implemented a “find and fix” process where exceeding bacterial trigger levels requires an assessment to correct any sanitary defects. The Company is within the EPA’s time frame for compliance with all of these standards, which includes sample collection, data analysis, and, in some instances engineering planning and implementation of treatment enhancements. Recent monitoring as required by the Long-Term 2 Rule has indicated that approximately 30 of the Company’s surface water systems have recently completed or need to implement additional disinfection protection mechanisms against Cryptosporidium. In many cases, this will involve installing ultraviolet light disinfection systems, and although several plants have already completed assessments and upgrades, an estimated $150 million to $250 million of investment will still be required to upgrade the remaining facilities for Cryptosporidium disinfection. Further, the EPA is actively considering regulations for a number of contaminants, including strontium, hexavalent chromium, fluoride, nitrosamines, some pharmaceuticals and certain volatile organic compounds. The Company does not anticipate that any such regulations, if enacted, will require implementation in 2021.

The Company conducted over ten million water quality and turbidity tests in 2020 at its laboratory facilities and plant operations, including continuous online instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. The Company participates in the Partnership for Safe Water, the EPA’s voluntary program to meet more stringent goals for reducing microbial contaminants. With 68 of the Company’s 79 surface water treatment plants receiving the EPA program’s prestigious “Director” award, which recognizes utilities that (i) have completed a comprehensive self-assessment report, (ii) created an action plan for continuous improvement, and (iii) produced high-quality drinking water, the Company accounts for approximately one-third of the plants receiving such awards nationwide. In addition, 66 of the Company’s surface water treatment plants have received the “Five-Year Phase III” award, 61 plants have received the “Ten-Year Phase III” award, 57 plants have received the “Fifteen-Year Phase III” award, and 26 plants have received the “Twenty-Year Phase III” award; these awards recognize plants that have met the Director award status for five, 10, 15 and 20 years, respectively. Further, nine of the Company’s surface water plants have received the “Presidents” award, which recognizes treatment plants that achieve the Partnership’s rigorous individual filter effluent turbidity standards.
Although it is difficult to project the ultimate costs of complying with the above or other pending or future requirements, the Company expects current cost requirements under the Safe Drinking Water Act and other similar laws to be recoverable through the regulatory process and therefore compliance costs are not expected to have a material impact on its operations or financial condition. In addition, capital expenditures and operating costs to comply with environmental mandates have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates. As a result, the Company expects to recover the operating and capital costs resulting from these pending or future requirements.
Lead and Copper Rule and Reduction of Lead in Drinking Water Act
In 1991, the EPA published the Lead and Copper Rule (“LCR”) to control lead and copper in drinking water and, since that time, has issued minor revisions in 2000, 2004 and 2007, enhancing monitoring, reporting and public education requirements. In 2011, Congress enacted the Reduction of Lead in Drinking Water Act regarding the use and introduction into commerce of lead pipes, plumbing fittings for fixtures, solder and flux. While these advances have made an impact in reducing lead exposure in drinking water, legacy lead plumbing materials, primarily in building plumbing, still remain in many communities. The failure of certain water systems in the United States to comply with the requirements of the LCR has received recent media attention and scrutiny, and in certain cases, has led to a number of investigations and the imposition of significant penalties and sanctions against the operators of those systems and others. As part of its ongoing water main replacement and service line renewal projects, the Company has started to replace lead service lines (“LSLs”) in accordance with current scientific guidance. Also, the Company utilizes appropriate corrosion control techniques as necessary to comply with current water quality regulatory requirements. The EPA finalized revisions to the LCR (the “Revised LCR”) on January 15, 2021 that are designed to provide more effective protection of public health by reducing exposure to lead and copper in drinking water. The Company is in the process of reviewing the Revised LCR and will be developing an implementation strategy to comply with the new requirements, which are mandated by January 2024. Capital expenditures and operating costs associated with compliance with any of these rule revisions cannot be presently determined until the Company’s review of the new rule is completed, but, as previously noted, costs associated with compliance with federal water quality regulations have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates.
The Company currently estimates that less than 5% of the service lines within its regulated service territories contain lead on either the Company or customer portion of the service line. The Company is replacing LSLs as part of its ongoing water main replacement and service line renewal projects. The Company’s goal is to work with the communities it currently serves to replace a significant majority of presently known LSLs in most of its service areas by the end of 2030, at an estimated cost ranging from $600 million to $1.2 billion. The Company believes this will be attainable for most of its service areas where public policy is supportive of this goal. With regard to future acquisitions, the Company will work with those communities as part of the acquisition process to set LSL removal goals appropriate for those systems. The prioritization of LSL removal is dependent on several factors, including the Company’s planned water main and service line renewal projects, adjacent projects by municipalities or other utilities, LCR compliance monitoring results, and cooperation with its customers with respect to replacing the customer-owned portion of the LSL as necessary. In certain cases, these and other factors may result in a shorter or longer time frame for replacement. Because replacing the external LSL in its entirety is advised by several water industry organizations including the U.S. National Drinking Water Advisory Council, the Lead Service Line Replacement Collaborative, and the American Water Works Association, the Company’s preferred approach is to replace the entire external LSL if lead is found on either the Company or customer portion of the service line; full LSL replacement is also consistent with the Revised LCR. The Lead Service Line Replacement Collaborative is a diverse group of public health, water utility, environmental, labor, consumer and housing organizations from across the country working together to encourage communities to accelerate the full replacement of LSLs through collaborative efforts at the local level.

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
Research and Development
The Company’s Research and Development Program
The Company maintains an industry-leading research and development (“R&D”) program that is designed to enhance its services, support its compliance activities, improve service quality and operational effectiveness, and provide environmental leadership. For more than three decades from its inception, American Water’s R&D program has evolved into an industry-leading effort and has achieved numerous advancements in the science of drinking water, wastewater, and desalination. Through laboratory and industry resources and the team’s expertise, efforts are focused on contaminants of emerging concern, including but not limited to COVID-19, PFAS, Legionella, cyanotoxin-forming algal blooms, a variety of pathogens (for example, Cryptosporidium, Giardia, enteric viruses, and various bacteria), microbial indicators and disinfection byproducts. The Company’s R&D personnel are located at the Company’s corporate headquarters and at two laboratory testing facilities in New Jersey and Illinois, the latter housing its quality control and testing laboratory, which supports the Company’s R&D activities through testing and analysis.
The Company continues to leverage its expertise and collaborates with the EPA and state agencies to help establish effective environmental, health and safety, and water quality standards and regulations. This relationship includes the sharing of the Company’s research, such as its treatment and distribution system optimization research and its national water quality monitoring data. The Company’s engagement with the EPA provides it with early insight into emerging regulatory issues and initiatives, thereby allowing the Company to anticipate and to accommodate its future compliance requirements. The Company also frequently engages with the Centers for Disease Control, other state environmental agencies, and national and international water research foundations. The Company believes that continued R&D activities are critical for providing safe, reliable and affordable services, as well as maintaining its leadership position in the industry, which provides the Company with a competitive advantage as it seeks business and operational growth.
Contaminants of Emerging Concern
Contaminants of emerging concern include numerous chemicals such as pharmaceuticals, personal care products, pesticides, herbicides, endocrine disrupting compounds and industrial chemicals, as well as certain naturally occurring microbes, such as bacteria, viruses and parasites, which have been detected in drinking water supplies, for which the risk to the public’s health is not fully understood and/or has not been assessed. Technological advances have only recently made it possible to detect many of these contaminants at trace levels. The ability to detect contaminants, even at trace levels, has invited discussion about these contaminants among regulators and government agencies, which in turn shapes the public’s perception of drinking water quality.
The Chemicals Abstract Service Registry contains over 173 million registered chemicals, with an estimated 1,400 species of disease-causing microbes that can affect humans. The Company is continually investigating new substances and contaminants, employing a team of scientists, engineers and public health professionals to identify threats to its water supply, to act on emerging regulations and new health advisories, and to evaluate the benefits of alternative or advanced treatment technologies. The Company utilizes water quality testing equipment and implements new and emerging technologies to help detect potential water supply contamination issues. Examples of the Company’s efforts include:
•monitoring impacts of the COVID-19 pandemic on environmental virus loads and removal efforts through wastewater systems;
•characterizing factors that contribute to the formation of potentially carcinogenic disinfection by-products to define best practices for their mitigation;
•using its research findings to communicate information to its customers regarding potential actions to limit occurrences of Legionella in their buildings; in this regard, the Centers for Disease Control statistics indicate that water-associated disease from Legionella is on the rise, with exposure typically associated with customer-owned plumbing systems in large buildings;

•defining a framework to support management or possible future regulation of opportunistic pathogens;
•using innovative ultrasonic technologies to detect and manage algal blooms to help prevent taste and odor events and cyanotoxins before they get to the water treatment plant;
•monitoring of taste and odor issues that impact customer satisfaction using expanded analytical methods to detect compounds, and recommending treatment practices;
•implementing water source assessment tools, including sensors and data analytics, to evaluate and track chemical storage and aid in the identification of source water contamination events;
•developing methodology and measurement techniques for contaminants of emerging concern to investigate transport, occurrence and treatment; and
•implementing activated carbon, biofiltration and ion exchange mechanisms to seek to control contaminants of emerging concern.
Service Company and Security
American Water Works Service Company, Inc. (“Service Company”) is a wholly owned subsidiary of the Company that provides support and operational services to the Company and its affiliates. These services are predominantly provided to the Company’s Regulated Businesses under contracts that have been approved by PUCs, where necessary, and are also provided to its Market-Based Businesses as requested or may otherwise be necessary. Services provided by Service Company may include accounting and finance, administration, business development, communications, compliance, education and training, engineering, health and safety, human resources, information systems, internal audit, investor relations, legal and governance, operations, procurement, R&D, rates and regulatory support, security, risk management and insurance, treasury, and water quality. Service Company also operates two national customer service centers located in Alton, Illinois and Pensacola, Florida, which provide customer relations, field service and operational support to the Company’s Regulated Businesses. Services are provided by Service Company at cost, enabling the Company’s operating subsidiaries to fulfill their responsibilities in a cost-effective manner, while providing them access to in-depth, functional expertise.
The Company’s security team provides oversight and policy guidance on physical, cyber and information security, as well as business continuity, throughout its operations. It is responsible for designing, implementing, monitoring and supporting effective physical and technical security controls for the Company’s physical assets, business systems and operational technologies. Risk assessments are conducted periodically to evaluate the effectiveness of existing security controls and serve as the basis for additional safeguards, security controls and measures. Operational and technical security controls are deployed and integrated as safeguards against unauthorized access to the Company’s information systems. These controls are aimed at (i) assuring the continuity of business processes that are dependent upon automation, (ii) maintaining the integrity of the Company’s data, (iii) supporting regulatory and legislative compliance requirements, and (iv) maintaining safe and reliable service to the Company’s customers. The Company engages in partnerships with U.S. federal, state and local law enforcement agencies to coordinate and improve the security of its water delivery systems and to safeguard its water supply and operations.
Environmental, Social Responsibility and Governance
The Company considers environmental, social responsibility and governance (“ESG”) fundamental to its corporate strategy and values. Integration of these principles into the Company’s daily operations emphasizes its belief that “how” a company operates is just as important as “what” a company does. This focus is derived from the Company’s core values: (i) safety; (ii) trust; (iii) environmental leadership; (iv) teamwork; and (v) high performance, which are the principles by which it operates. The Company’s vision and values drive its company strategy, which is centered on five central themes:
•Safety—The safety of the Company’s employees and customers is the number one focus for American Water.
•Customers—The Company’s customers are at the center of everything it does, helping the Company to shape its strategic priorities.
•People—Maintaining an environment which is open, transparent, diverse and inclusive, and where the Company’s people feel valued, included and accountable, is critical to the Company’s ability to serve its customers every day.
•Operational Excellence—The Company’s operational excellence strategy helps it to find better and more efficient ways to do business, and to provide safe, clean and affordable water services for its customers.
•Growth—The Company believes that when companies grow, they can invest more in creating stable jobs, training, benefits, infrastructure and their communities. The Company’s growth benefits all of its stakeholders, including its shareholders.

In 2019, the Company issued its fifth biennial Sustainability Report, covering its sustainability performance for calendar years 2018 and 2017. This report can be accessed on the Company’s website at https://amwater.com. In 2020, the Company completed a goal setting process resulting in the establishment of two new ESG goals and the clarification of its existing energy and emissions goal. The Company’s sustainability practices have supported its inclusion in the Euronext Vigeo® U.S. 50 index, FTSE4Good index series, the 2020 Constituent MSCI ESG Leaders Indexes and the 2021 Bloomberg Gender-Equality Index. Moreover, the Company achieved a ranking of ninth on the Corporate Knights’ 2021 Global 100 Most Sustainable Corporations in the World index, among various other recognitions.
The following highlights the Company’s commitment to its ESG policies and practices:
Environmental and Sustainability Practices
•Energy and Emissions
•The Company clarified its existing goal to reduce by more than 40% its greenhouse gas (“GHG”) emissions by 2025, from a 2007 baseline as an absolute measurement of its scope 1 (direct) emissions, and scope 2 (indirect, derived from the Company’s purchases of energy) emissions.
•The Company lowered its GHG emissions through December 31, 2019 by approximately 32% since its base year of 2007.
•The Company has designed, constructed, operated and maintained its operational assets and facilities for efficiency in energy and resource use.
•Water Efficiency and Resiliency
•The Company established a water efficiency goal to meet customer needs while saving 15% in water volume delivered per customer by 2035, compared to a 2015 baseline. The Company lowered its water delivery per customer through December 31, 2020 by 4.3% since its base year of 2015.
•The Company has further utilized a uniform water system resiliency metric, the Utility Resilience Index (“URI”), to track enhancements in the Company’s ability to prepare for, respond to, remediate and effectively manage incidents impacting its operations. The Company plans to increase its URI weighted average by 10% by 2030 from a 2020 baseline. The URI is a part of the American Water Works Association’s J-100 voluntary consensus risk and resilience standard and focuses on a utility’s ability to manage incidents affecting its customers, employees and assets, and return to normal operations as quickly as possible.
•Policy Leadership
•Approximately 8% of the Company’s total projected capital investment over the next five years is dedicated to resiliency, accounting for more than $700 million allocated to renewing and improving assets of the Regulated Businesses through a long-term asset management perspective.
•The Company supports a team of R&D scientists dedicated to partnering with water research organizations on water quality and technology-based source water monitoring.
•The Company collaborates and partners with federal and state agencies to support effective environmental, health and safety and water quality standards and regulations.
Social Responsibility
•People
•During 2020, over 100,000 hours of safety training were completed by the Company’s employees.
•The Company has made significant progress toward its zero injuries goal, reducing workplace injuries by 67% since 2015, and the Company’s 2020 safety performance was the best in its recorded history. Through year end 2020, the Company has further reduced its OSHA recordable injury rate (“ORIR”) to 0.99, approximately 81% better than the water industry average.
•During 2020, approximately 84% of the Company’s job requisitions had a diverse candidate pool, with approximately 59% of transfers or promotions filled by diverse individuals.
•During 2020, the Company established a Chief Inclusion and Diversity Officer position and function.

•Customers
•For 2020, the Company achieved a customer satisfaction rating in the top quartile among the Company’s industry peer group.
•Communities
•More than $6.5 million has been donated over the past 10 years by the Company’s employees through workplace giving campaigns with the United Way and Water For People.
•In 2020, the American Water Charitable Foundation (the “AWCF”) launched a Giving Back is Beautifully Different campaign to support the Company’s employees in giving back to organizations important to them. The AWCF’s primary focus is to support disaster relief efforts and the Company’s employees in their charitable endeavors, and to fund initiatives related to clean water, conservation, education and community sustainability
•More than $500,000 was donated in 2020 to COVID-19 related relief and recovery efforts through Company-sponsored giving and the AWCF.
Governance
•Board and Committees
•The Board of Directors and each of its standing committees are led by an independent, non-executive chairperson.
•The Board of Directors met 13 times in 2020.
•The Board of Directors reflects gender, racial and experiential diversity. As of December 31, 2020, the percentage of members on the Board of Directors representing racial or gender diversity was 54.5%.
•The Company’s average director tenure was approximately 6.2 years as of December 31, 2020.
•Demonstrated and Representative Expertise
•The members of the Company’s Board of Directors have demonstrated expertise, including experience in utility and finance operations, customer service, cybersecurity, the military, financial services and capital markets, service as a public company CEO and board member, and management of global operations.
Human Capital Resources
Overview
The Company’s people are a critical part of its business, and the Company’s investment in its people begins with recruitment of diverse talent. The Company believes that representing the communities in which it serves plays a key role in its ability to serve its customers and improves its talent. The Company promotes an inclusive culture where its employees are given the opportunity to develop to their fullest potential and understand that they directly contribute to the Company’s ability to operate, grow and serve its customers. The Company believes that investing in the health, well-being and safety of its employees is a key component of its people and culture goals, and that these investments in its people allow employees to generate great ideas, provide quality customer service and make a difference in the lives of the Company’s customers.
Employee Safety
A longstanding value and strategy of the Company is safety. In this regard, the Company continues to focus on the safety of its employees and contractors so that they may return home from work in the same, or better, condition than when they arrived. At work, safety includes both physical and emotional well-being. The Company assesses occupational health and safety to measure performance across the entire organization, with the ultimate goal of achieving zero injuries or safety incidents.
To uphold this commitment, the Company’s employees completed over 100,000 hours of employee safety training during 2020. Additionally, through frequent labor-management meetings, the Company encourages open exchanges to explore new ways to further enhance safety on the job. All employees are empowered to support safety by taking the time they need to complete a task safely and to use “Stop Work Authority” — the power to stop working immediately whenever they believe a task is unsafe — to address the hazard or issue with management. This authority is stated on the back of every employee’s identification badge.
For 2020, while the number of injuries for purposes of the Company’s Days Away Restricted or Transferred (“DART“) rate increased by 5% compared to 2019, the Company had its lowest ORIR injury rate in its recorded history, achieving a 16% reduction compared to 2019. In 2020, the Company also experienced a 2.6% decrease in labor hours compared to 2019. For 2020, the Company’s ORIR was 0.99 (63 injuries) and its DART rate was 0.63 (40 injuries), compared to a DART rate of 0.57 in 2019.

In 2020, American Water teams led by promoting safety indicator activities, including pre-job safety briefings and near miss reporting, and by achieving internal Certified Safe Worker designations. Near miss reports, where employees report potential hazards or incidents in a safe and secure manner, increased by 51% in 2020 over 2019, and 99% of near miss incident corrective actions were completed within 30 days, meeting the Company’s 2020 goal. The Company utilizes near miss reporting and timely corrective actions as leading indicators of measuring employee engagement and safety performance.
Supporting Employees During the COVID-19 Pandemic
During the COVID-19 pandemic, American Water has remained committed to the health, well-being, and safety of its employees, as well as their families, and its customers and communities. The Company did not lay off any employees due to the pandemic. Also, American Water provided temporary medical and emotional health benefits, including paid time off and emergency leave. The Company also supported employees and their families during the uncertainty of the pandemic by providing additional resources, such as enhanced well-being support, workplace flexibility, back-up child/elder care, sitter database discounts and academic support.
As an essential business that must continue to provide water and wastewater services during the COVID-19 pandemic, the Company focused on the care and safety of its employees, contractors, vendors and others who work at or visit the Company’s worksites. Furthermore, the Company has supported employee health and safety by instituting work-from-home guidelines for all non-essential employees, providing safety training and resources, pausing most work-related travel that required air, train or overnight stays, implementing social distancing, requiring the use of face coverings at work, and encouraging good hygiene and frequent hand-washing and cleaning of work areas. The Company also provided essential employees and locations with appropriate personal protective equipment and cleaning supplies, as well as additional COVID-19 guidance for employees entering customer homes and businesses.
Inclusion and Diversity
The Company promotes an environment where inclusion and diversity are embedded in its culture. At all levels, the Company strives to understand, respect, value and provide equal opportunity to each employee. The Company seeks to foster an environment where employees’ differences are embraced and celebrated. The Company holds as an essential concept the right of employees to proudly share their ideas and unique perspectives in an environment built on mutual respect, equity and inclusion. The Company is committed to diversity among its workforce, executive and senior management leadership teams, by reflecting the diversity of the communities in which the Company serves. The Company expects all of its leaders to lead with inclusion and diversity.
The following graphic highlights the Company’s principal employee inclusion and diversity metrics for 2020, which for each metric was based on responses from employees who voluntarily self-reported this information to the Company.
As reflected above, diversity in the Company’s hiring pools refers only to gender, minority, disability or veteran/military status, based on self-identified employee information.

The Company maintains active memberships with groups such as American Corporate Partners (ACP), CEO Action for Diversity and Inclusion, Disability:IN, Paradigm for Parity, and Out and Equal, to further enhance its ability to recruit and retain diverse employees. Among this year’s recognitions, the Company was named a 2020 Noteworthy Company by DiversityInc, a leading U.S. ranker of companies by diversity, equity and inclusion. The Company was also a top scorer on the 2020 Disability Equality Index and was recognized by U.S. Veterans Magazine as a veteran-friendly company and as an organization with a veteran-friendly supplier diversity program.
In keeping with the Company’s values, the Company does not tolerate discrimination, harassment or retaliation by or toward any employee, vendor, customer or other person in its workplace. All employees are required to complete anti-harassment, workplace respect and dignity, unconscious bias and inclusion and diversity training. In addition, annual Code of Ethics training is provided to all employees, which includes education on using the Company’s anonymous hotline for reporting potential Code of Ethics violations.
To assist these efforts, the Company has established an Inclusion and Diversity Advisory Council, which oversees the formation of employee business resource groups to support the Company’s inclusion and diversity efforts. In 2019, the Company’s Inclusion and Diversity Advisory Council launched the Inclusion and Diversity Champions Network, where employees serve as liaisons with other local workforces. Furthermore, in October 2020, the Company named its first Chief Inclusion Officer, as well as its first Director, Inclusion and Diversity, reflecting the Company’s views on the importance of inclusion and diversity.
Talent Development
The Company provides learning opportunities and work experiences to equip its employees with the tools, skills, and competencies they need to operate safely and effectively and to grow professionally. To this end, the Company has established a Talent Management Center of Expertise to help develop and deploy programs that are designed to attract, motivate, develop and retain talented employees, and foster a learning culture. The Company requires every employee, including its union-represented employees, to complete a minimum of 20 hours of training each year. All active, full-time employees hired before October 1, 2020 met this requirement for 2020, with over 350,000 hours of total training completed during the year, including approximately 100,000 hours of safety training. In addition to required role-based training, managers assist employees to identify professional development opportunities to help them reach their full potential and grow their careers. Additionally, in 2020, approximately 59% of the Company’s internal employee transfers and promotions were diverse (defined as female, minority, disability, military, military spouse, and LGBTQ+ status, based on employee self-identification), which reflects the Company’s commitment to employee development and career growth as well as the Company’s focus on inclusion and reflecting the communities in which the Company operates.
Developing talent and ensuring a pipeline to executive leadership is a critical priority for the Company. During 2020, the Company engaged in succession planning activities for the Company’s critical positions and executive leaders. These succession plans seek to promote diversity, as well as retention and development, to assist in providing continued leadership for the growth and future of the Company’s business.
Workforce Data
As of December 31, 2020, the Company had approximately 7,000 employees. For 2020, the Company’s employee turnover rate, which the Company defines as the ratio of the number of separated employees during the year to all active employees as of December 31, 2020, was 7.4%, down from 9.7% in 2019. American Water continues to seek to reduce employee turnover by establishing an inclusive culture, developing its employees, and providing competitive compensation and benefits.
As of December 31, 2020, approximately 45% of the Company’s workforce was represented by unions, which include 72 collective bargaining agreements with 14 different unions. Additionally, as of December 31, 2020, the Company is in the initial stages of negotiating five new collective bargaining agreements, which would cover approximately 400 employees. During 2021, 17 of the Company’s collective bargaining agreements will be expiring in accordance with their terms and the Company expects to be able to negotiate these agreements during the course of the year. The Company collaborates with union leadership on topics such as safety, customer, technology and employee benefits in forums such as the Joint Healthcare Committee, National Labor Management Committee, and the annual Labor Management Conference.
Information About Our Executive Officers
Presented in the table below are the name, age, offices held and business experience for each of the Company’s executive officers, as of February 24, 2021:

Name	Age	Office and Experience
Walter J. Lynch	58
President and Chief Executive Officer. Mr. Lynch has over 20 years of experience in the water and wastewater industry. Mr. Lynch has served as President and Chief Executive Officer of the Company and a director since April 1, 2020. Mr. Lynch served as Executive Vice President and Chief Operating Officer of the Company from January 2016 to March 31, 2020, and as the Company’s President and Chief Operating Officer, Regulated Operations from February 2010 through December 2015. Prior to that, Mr. Lynch served as President of Regulated Operations from July 2008 to February 2010. Mr. Lynch joined the Company in 2001. Mr. Lynch is a member of the Board of Directors of the National Association of Water Companies and serves as a member of its Executive Committee.

Maureen Duffy	51
Senior Vice President, Communications and External Affairs. Ms. Duffy has served as Senior Vice President, Communications and External Affairs since January 1, 2020 and has been an executive officer of the Company since June 1, 2020. Prior to that, Ms. Duffy served as Vice President, Corporate Communications and Federal Affairs from May 2017 to December 31, 2019 and Vice President, Corporate Communications and External Affairs from September 2011 to May 2017. From July 2006 to September 2011, Ms. Duffy held various positions of increasing responsibility in the Company’s internal and external corporate communications function. From November 1999 to July 2006, she held various positions with the Company’s New Jersey subsidiary, including Government Affairs/Media Specialist, Communications Manager and Director of Corporate Communications. Prior to joining American Water, Ms. Duffy reported and produced news for WNJN/WNET-TV.

M. Susan Hardwick	58
Executive Vice President and Chief Financial Officer. Ms. Hardwick joined the Company on June 3, 2019 as its Executive Vice President—Finance and became its Executive Vice President and Chief Financial Officer on July 1, 2019. Ms. Hardwick previously served as the Executive Vice President and Chief Financial Officer of Vectren Corporation, which was sold to CenterPoint Energy, Inc., an electric and natural gas utility, on February 1, 2019. Ms. Hardwick joined Vectren Corporation in January 2000 and served in a variety of positions, including: Vice President, Controller and Assistant Treasurer; Senior Vice President, Finance; Senior Vice President, Chief Financial Officer; and Executive Vice President and Chief Financial Officer. Prior to joining Vectren, Ms. Hardwick was Assistant Corporate Comptroller at Cinergy Corp. She began her career with Arthur Andersen & Co., leaving there as a senior manager to join Cinergy Corp. Ms. Hardwick is a Certified Public Accountant. On August 13, 2020, Ms. Hardwick was elected to the Board of Directors of New Jersey Resources Corporation, a diversified energy services company, where she is currently serving a three-year term expiring in 2024, and since January 1, 2021, serves as a member of its Audit Committee.

Bruce A. Hauk	50
President, Regulated Operations and Military Services Group. Mr. Hauk has served as the Company’s President, Regulated Operations and Military Services Group since March 1, 2020. Mr. Hauk served as the President of the Company’s Illinois subsidiary from January 2015 to January 2020 and as Senior Vice President, Midwest Division from May 2018 until March 1, 2020. Prior to that, he served as the Company’s Vice President, Financial Analysis and Decisional Support from February 2014 to January 2015 and as Vice President, Operations of the Company’s Indiana subsidiary from January 2011 to February 2014. Mr. Hauk has been appointed to serve as the Company's Deputy Chief Operating Officer, effective March 1, 2021.

Melanie M. Kennedy	47
Senior Vice President, Chief Human Resources Officer. Ms. Kennedy was appointed as the Company’s Senior Vice President, Chief Human Resources Officer, effective December 10, 2020. Previously, Ms. Kennedy had served as the Company’s Senior Vice President, Human Resources since March 2017. From August 2014 through February 2017, Ms. Kennedy served as Vice President, Human Resources of the Company, and from August 2012 to August 2014, she served as Director, Human Resources in the Company’s Northeast Division. Ms. Kennedy initially joined the Company in 2007, and before that time, she practiced law for nine years.

Kevin B. Kirwan	62
Senior Vice President, Chief Operational Excellence and Safety Officer. Mr. Kirwan was appointed as the Company’s Senior Vice President, Chief Operational Excellence and Safety Officer, effective March 1, 2020. Prior to that, Mr. Kirwan served as the Company’s Senior Vice President, Chief Environmental and Operational Excellence Officer since February 2019. From November 2017 to February 2019, he served as the Company’s Vice President of Operational Excellence. From July 2016 to November 2017, he served as Vice President, Operations for the Company’s New Jersey subsidiary, and prior to that, he held the role of Senior Director, Operations for the subsidiary’s Coastal Region. Mr. Kirwan initially joined the Company in 1985.

Name	Age	Office and Experience
James S. Merante	46
Vice President and Treasurer. Mr. Merante was appointed as the Company’s Vice President and Treasurer in February 2019. Prior to that, Mr. Merante was Vice President, Internal Audit from February 2018 to February 2019, and served as Divisional Chief Financial Officer for the Company’s Mid-Atlantic Division from July 2014 until February 2018. Mr. Merante is licensed as Certified Public Accountant in Pennsylvania.

Adam Noble	55
Chief Technology and Innovation Officer. Mr. Noble joined the Company effective August 31, 2020 as its Chief Technology and Innovation Officer. Prior to joining the Company, Mr. Noble served as Senior Vice President and Chief Information Officer of Veritiv Corporation, a North American business-to-business distributor of packaging and facility solutions, since June 2019. Previously, Mr. Noble served as Senior Vice President and Global Chief Information Officer at GAF Materials Corporation, a global manufacturing company, from May 2010 to March 2019, and as its Vice President and Chief Information Officer from May 2006 to April 2010. Mr. Noble has over 30 years of collective experience in the information technology sector.

Cheryl Norton	56
Senior Vice President, Chief Environmental Officer, and Senior Vice President, Eastern Division. Ms. Norton has over 30 years of employment with the Company serving in various roles, including operational leadership, environmental stewardship, laboratory management and research. She has served as the Company’s Senior Vice President, Chief Environmental Officer since March 1, 2020. She was also appointed as the Company’s Senior Vice President, Eastern Division and President of its New Jersey subsidiary in March 2019 and continues to serve in these roles. Prior to that, Ms. Norton served as President of the Company’s Missouri subsidiary from November 2015 to March 2019, and President of its Kentucky subsidiary from January 2011 until November 2015. In addition, Ms. Norton also serves as a member of the Board of Directors of the Water Research Foundation. Ms. Norton has been appointed to serve as the Company's Executive Vice President and Chief Operating Officer, effective March 1, 2021.

Michael A. Sgro	62
Executive Vice President and General Counsel. Mr. Sgro has over 25 years of experience in the water and wastewater industry. He has served as the Company’s Executive Vice President and General Counsel since January 2016 and as its Secretary from January 2015 to February 17, 2021. He served as the Company’s Senior Vice President and General Counsel from February 2015 until January 2016, as its Interim General Counsel from January 2015 until February 2015, and as Vice President, General Counsel and Secretary of the Company’s Northeast Division from 2002 to 2015.

William Varley	63
Chief Growth Officer. Mr. Varley was appointed as the Company’s Chief Growth Officer and an executive officer effective June 1, 2020. Following a brief retirement from the Company in April 2019 after approximately 19 years of employment, Mr. Varley served as a consultant to the Company’s New York subsidiary for approximately three months beginning in March 2020. Prior to that, Mr. Varley held the Deputy Chief Operating Officer role from April 2018 until April 2019, where he developed and mentored the Company’s divisional leads and state presidents and led the customer service organization. Prior to that, from February 2017 to April 2018, Mr. Varley served as Senior Vice President of the Company’s Midwest Division. From January 2014 to February 2017, Mr. Varley served as Senior Vice President of the Company’s Northeast Division and President of its New Jersey subsidiary. Mr. Varley had also been President of the Company’s New York subsidiary, a position he held from 2007 until his transition to the Northeast Division.

Melissa K. Wikle	55
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

ITEM 1A.    RISK FACTORS
We operate in a market and regulatory environment that involves significant risks, many of which are beyond our control. In addition to the other information included or incorporated by reference in this Form 10-K, the following material factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position, results of operations, cash flows and liquidity.
Risks Related to Our Industry and Business Operations
Our utility operations are subject to extensive regulation by state PUCs and other regulatory agencies, which significantly affects our business, financial condition, results of operations and cash flows. Our utility operations also may be subject to fines, penalties and other sanctions for an inability to meet these regulatory requirements.
Our Regulated Businesses provide water and wastewater services to our customers through subsidiaries that are subject to regulation by state PUCs. This regulation affects the rates we charge our customers and has a significant impact on our business and operations. Generally, the state PUCs authorize us to charge rates that they determine are sufficient to recover our prudently incurred operating expenses, including, but not limited to, operating and maintenance costs, depreciation, financing costs and taxes, and provide us with the opportunity to earn an appropriate rate of return on invested capital.
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
Approval of the PUCs is also required in connection with other aspects of our utilities’ operations. Some state PUCs are empowered to impose financial penalties, fines and other sanctions for non-compliance with applicable rules and regulations. Our utilities are also required to have numerous permits, approvals and certificates from the PUCs that regulate their businesses and authorize acquisitions, dispositions, debt and/or equity financing, and, in certain cases, affiliated transactions. Although we believe that each utility subsidiary has obtained or sought renewal of the material permits, approvals and certificates necessary for its existing operations, we are unable to predict the impact that future regulatory activities may have on our business.
The current COVID-19 pandemic may limit or curtail significantly or entirely the ability of PUCs to approve or authorize applications and other requests we may make with respect to our Regulated Businesses, including without limitation any or all types of approvals described above, as PUCs and their staffs seek to reduce, delay or streamline proceedings and other activities. PUCs and other governmental authorities have taken, and may continue to take, emergency or other actions in light of the COVID-19 pandemic that may impact us, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic and extending or delaying procedural schedules in our regulatory proceedings. At this time, we are unable to predict the range of impacts that the COVID-19 pandemic and other related events may have on our ability to obtain these approvals as needed or requested by the Regulated Businesses in the ordinary course or at all, or the nature of any further emergency or other action that may be taken by the PUCs or other governmental authorities.
In any of these cases, our business, financial condition, results of operations, cash flows and liquidity may be adversely affected. Even if the rates approved are sufficient, we face the risk that we will not achieve the rates of return on our invested capital to the extent permitted by state PUCs. This could occur if certain conditions exist, including, but not limited to, water usage less than the level anticipated in establishing rates, customers increase their conservation efforts, or we experience negative impacts of the COVID-19 pandemic, or if our investments or expenses prove to be higher than the levels estimated in establishing rates.
Our operations and the quality of water we supply are subject to extensive and increasingly stringent environmental, water quality and health and safety laws and regulations, including with respect to contaminants of emerging concern, compliance with which could impact both our operating costs and capital expenditures, and violations of which could subject us to substantial liabilities and costs, as well as damage to our reputation.
Our regulated water and wastewater operations and the operations of our Market-Based Businesses are subject to extensive federal, state and local laws and regulations. These requirements include, among others, CERCLA, the Clean Water Act, the Safe Drinking Water Act, the LCR, and other federal and state requirements. For example, state PUCs and environmental regulators set conditions and standards for the water and wastewater services we deliver. If we deliver water or wastewater services to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs, as well as damage to our reputation. In the most serious cases, regulators could reduce requested rate increases or force us to discontinue operations and sell our operating assets to another utility or to a municipality. Given the nature of our business which, in part, involves providing water service for human consumption, any potential non-compliance with, or violation of, environmental, water quality and health and safety laws or regulations would likely pose a more significant risk to us than to a company not similarly involved in the water and wastewater industry.
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
We incur substantial operating and capital costs on an ongoing basis to comply with environmental, water quality and health and safety laws and regulations. These laws and regulations and their enforcement, have become more stringent over time, and new or stricter requirements could increase our costs. Although we may seek to recover ongoing compliance costs in our Regulated Businesses through customer rates, there can be no guarantee that the various state PUCs or similar regulatory bodies that govern our Regulated Businesses would approve rate increases that would enable us to recover such costs or that such costs will not materially and adversely affect our financial condition, results of operations, cash flows and liquidity.
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
Attention is being given to contaminants of emerging concern, including, without limitation, chemicals and other substances that currently do not have any regulatory standard in drinking water or have been recently created or discovered (including by means of scientific achievements in the analysis and detection of trace amounts of substances). Examples of sources of contaminants include, but are not limited to, newly created chemical compounds (including, for example, manufactured nanomaterials); human and veterinary products; perfluorinated and polyfluorinated compounds; bacteria, microbes, viruses (including the current novel coronavirus), amoebae and other pathogens; and residual by-products of disinfection. We rely upon governmental agencies to set appropriate regulatory standards to protect the public from these and other contaminants, and our role is to provide service that meets these standards, if any. In some of our states, PUCs may disapprove of cost recovery, in whole or in part, for implementation of treatment infrastructure for a contaminant in the absence of a regulatory standard. Furthermore, given the rapid pace at which these contaminants are being created and/or discovered, we may not be able to detect and/or mitigate all such substances in our drinking water system or supplies, which could have a material adverse impact on our financial condition, results of operations and reputation. In addition, we believe these contaminants may form the basis for additional or increased federal or state regulatory initiatives and requirements in the future, which could significantly increase the cost of our operations.
Limitations on availability of water supplies or restrictions on our use of water supplies as a result of government regulation or action may adversely affect our access to sources of water, our ability to supply water to customers or the demand for our water services.
Our ability to meet the existing and future demand of our customers depends on the availability of an adequate supply of water. As a general rule, sources of public water supply, including rivers, lakes, streams, groundwater aquifers and recycled water sources, are held in the public trust and are not generally owned by private interests. As a result, we typically do not own the water that we use in our operations, and the availability of our water supply is established through allocation rights (determined by legislation or court decisions) and passing-flow requirements set by governmental entities or by entering into water purchase agreements. These requirements, which can change from time to time, and vary by state or region, may adversely impact our water supply. Supply issues, such as drought, overuse of sources of water, the protection of threatened species or habitats, contamination or other factors may limit the availability of ground and surface water. If we are unable to secure available or alternative sources of water, our business, financial condition, results of operations and cash flows could be adversely affected.
For example, in our Monterey County, California operations, we are seeking to augment our sources of water supply, principally to comply with an October 2009 cease and desist order (the “2009 Order”), as amended by a July 2016 order (the “2016 Order”), of the SWRCB that requires our California subsidiary to significantly decrease its diversions from the Carmel River in accordance with a reduction schedule that terminates on December 31, 2021 (the “2021 Deadline”). See Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions, which includes additional information regarding this matter. We are also required to augment our Monterey County sources of water supply to comply with the requirements of the Endangered Species Act. We cannot predict whether our California subsidiary will be able to secure alternative sources of water, or if it will be able to meet the 2021 Deadline or the diversion reduction and other remaining requirements under the 2009 Order and the 2016 Order. Failure by our California subsidiary to comply with the 2009 Order and the 2016 Order in whole or in part, or the 2021 Deadline, may result in material additional costs or obligations, including fines and penalties, which could have a material adverse effect upon us and our business, results of operations and cash flows.
Service disruptions caused by severe weather conditions, climate variability patterns or natural or other disasters may disrupt our operations or reduce the demand for our water services, which could adversely affect our financial condition, results of operations, cash flows and liquidity.
Service interruptions due to severe weather, climate variability patterns and natural or other events are possible across all our businesses. These include, among other things, storms, freezing conditions, high wind conditions, hurricanes, tornadoes, earthquakes, landslides, drought, wildfires, coastal and intercoastal floods or high water conditions, including those in or near designated flood plains, pandemics (including the COVID-19 pandemic) and epidemics, severe electrical storms, sinkholes and solar flares. Weather and other natural events such as these may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. Tariffs in place or cost recovery proceedings with respect to our Regulated Businesses may not provide reimbursement to us, in whole or in part, for any of these impacts.
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
The issue of climate variability is receiving increasing attention nationally and worldwide. Some scientific experts are predicting a worsening of weather volatility in the future associated with climate variability. Many climate variability predictions, if true, present several potential challenges to water and wastewater utilities, including us, such as:
•increased frequency and duration of droughts;
•increased precipitation and flooding;
•increased frequency and severity of storms and other weather events;
•challenges associated with changes in temperature or increases in ocean levels;
•potential degradation of water quality;
•decreases in available water supply and changes in water usage patterns;
•increases in disruptions in service;
•increased costs to repair damaged facilities; or
•increased costs to reduce risks associated with the increasing frequency of natural events, including to improve the resiliency and reliability of our water and wastewater treatment and conveyance facilities and systems.
Because of the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our business, financial condition, results of operations, cash flows and liquidity. Furthermore, laws and regulations have been enacted that seek to reduce or limit GHG emissions and require additional reporting and monitoring, and these regulations may become more pervasive or stringent in light of changing governmental agendas and priorities, although the exact nature and timing of these changes is uncertain. Although some or all potential expenditures and costs associated with the impact of climate variability and related laws and regulations on our Regulated Businesses could be recovered through rates, infrastructure replacement surcharges or other regulatory mechanisms, there can be no assurance that state PUCs would authorize rate increases to enable us to recover such expenditures and costs, in whole or in part.

The current regulatory rate setting process may result in a significant delay, also known as “regulatory lag,” from the time that we invest in infrastructure improvements, incur increased operating expenses or experience declining water usage, to the time at which we can seek to address these events in rate case applications; our inability to mitigate or minimize regulatory lag could adversely affect our business.
There is typically a delay, known as “regulatory lag,” between the time one of our regulated subsidiaries makes a capital investment or incurs an operating expense increase and the time when those costs are reflected in rates. In addition, billings permitted by state PUCs typically are, to a considerable extent, based on the volume of water usage in addition to a minimum base rate. Thus, we may experience regulatory lag between the time our revenues are affected by declining usage and the time we are able to adjust the rate per gallon of usage to address declining usage. Our inability to mitigate or reduce regulatory lag could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.
We endeavor to mitigate or reduce regulatory lag by pursuing constructive regulatory practices. For example, three of our states have approved revenue stability mechanisms that adjust rates periodically to ensure that a utility’s revenue will be sufficient to cover its costs regardless of sales volume, including recognition of declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently. In addition, 11 of our state PUCs permit rates to be adjusted outside of the general rate case application process through surcharges that address certain capital investments, such as replacement of aging infrastructure. These surcharges are adjusted periodically based on factors such as project completion or future budgeted expenditures, and specific surcharges are eliminated once the related capital investment is incorporated in new PUC approved rates. Furthermore, in setting rates, ten of our state PUCs allow us to use future test years, which extend beyond the date a rate request is filed to allow for current or projected revenues, expenses and investments to be reflected in rates on a more timely basis. Other examples of such regulatory practices include expense mechanisms that allow us to increase rates for certain cost increases that are beyond our control, such as purchased water costs, property or other taxes, or power, conservation, chemical or other expenditures. These mechanisms enable us to adjust rates in less time after costs have been incurred than would be the case under a general rate case application process without the mechanisms.
While these mechanisms have mitigated or reduced regulatory lag in several of our regulated states, we continue to seek expansion of regulatory practices to mitigate or reduce regulatory lag in those jurisdictions that have not approved them. Furthermore, PUCs may fail to adopt new surcharges and existing mechanisms may not continue in their current form, or at all, or we may be unable or become ineligible to continue to utilize certain of these mechanisms in the future. Although we intend to continue our efforts to expand state PUC approval of surcharges to address issues of regulatory lag, our efforts may not be successful, or even if successful they may not completely address our regulatory lag, in which case our business, financial condition, results of operations, cash flows and liquidity may be materially and adversely affected.
Changes in laws and regulations can significantly and materially affect our business, financial condition, results of operations, cash flows and liquidity.
New legislation, regulations, government policies or court decisions, including, without limitation with respect to federal and state income and other tax laws, can materially affect our operations, results of operations and cash flows. Certain of the individuals who serve as regulators are elected or political appointees. Therefore, elections which result in a change of political administration or new appointments may also result in changes of certain of the individuals who serve as regulators and the policies of the regulatory agencies that they serve. New laws or regulations, new interpretations of existing laws or regulations, changes in agency policy, including those made in response to shifts in public opinion, or conditions imposed during the regulatory hearing process could have the following consequences, among others:
•making it more difficult for us to increase our rates and, as a consequence, to recover our costs or earn our expected rates of return;
•changing the determination of the costs, or the amount of costs, that would be considered recoverable in rate cases and other regulatory proceedings;
•restricting our ability to terminate our services to customers who owe us money for services previously provided or limiting our bill collection efforts;
•requiring us to provide water or wastewater services at reduced rates to certain customers;
•limiting or restricting our ability to acquire water or wastewater systems, purchase or dispose of assets, or issue long-term debt or equity, or making it less cost-effective for us to do so;
•negatively impacting, among other things: (i) tax rates or positions or the deductibility of expenses under federal or state tax laws, (ii) the availability or amount of, or our ability to comply with the terms and conditions of, tax credits or tax abatement benefit, (iii) the amount of taxes owed, (iv) the timing of tax effects on rates or (v) the ability to utilize our net operating loss carryforwards;
•changing regulations that affect the benefits we expected to receive when we began offering services in a particular area;

•increasing the associated costs of, or difficulty complying with, environmental, health, safety, consumer privacy, water quality, and water quality accountability laws and regulations to which our operations are subject;
•changing or placing additional limitations on change in control requirements relating to any concentration of ownership of our common stock;
•making it easier for governmental entities to convert our assets to public ownership via condemnation, eminent domain or other similar process, or for governmental agencies or private plaintiffs to assess liability against us for damages under these or similar processes;
•placing limitations, prohibitions or other requirements with respect to the sharing of information and participation in transactions by or between a regulated subsidiary and us or our other affiliates, including Service Company and any of our other subsidiaries;
•restricting or prohibiting our extraction of water from rivers, streams, reservoirs or aquifers; and
•revoking or altering the terms of a CPCN issued to us by a state PUC or other governmental authority.
An example of an area in which laws and regulations are changing and increasing rapidly is with respect to data and consumer privacy, security and protection. We are becoming subject to an increasing number of data and consumer privacy, security and protection laws and regulations administered by various federal, state and local governments, including, for example, the California Consumer Privacy Act of 2018. Federal and state governments have also adopted or are proposing other limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information. In addition, the Federal Trade Commission and state attorneys general are applying federal and state consumer protection laws to impose standards on the collection, use and dissemination of data. Moreover, we expect that current laws, regulations and industry standards concerning privacy, data protection and information security in the United States will continue to evolve and increase, and we cannot determine the impact that compliance with such future laws, regulations or standards will have on us or on our business. Any failure or perceived failure by us to comply with current or future federal, state, or local data or consumer privacy or security laws, regulations, policies, guidance, industry standards, or legal obligations, or any incident resulting in unauthorized access to, or acquisition, release, or transfer of personally identifiable information or other data relating to our customers, employees and others, may result in private or governmental enforcement actions, litigation, fines and penalties, or adverse perception or publicity about us and our businesses, which could have a material adverse effect on our reputation and business and could result in us incurring substantial costs. These events could also result in significant diversions of resources, distract management and divert the focus and attention of our security and technical personnel from other critical activities. Any of the foregoing consequences could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity.
Regulatory and environmental risks associated with the collection, treatment and disposal of wastewater may impose significant costs and liabilities.
The wastewater collection, treatment and disposal operations of our subsidiaries are subject to substantial regulation and involve environmental risks. If collection, treatment or disposal systems fail, overflow, or do not operate properly, untreated or inadequately treated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, financial condition, results of operations and cash flows. Certain of our wastewater systems have commercial and industrial customers that are subject to specific limitations on the type, character and strength of the wastewater they are permitted to discharge into our systems. The failure by these commercial and industrial customers to comply with their respective discharge requirements could, in turn, negatively impact our operations, damage our facilities or cause us to exceed applicable discharge limitations and requirements. Liabilities resulting from such exceedance events could adversely and materially affect our business, financial condition, results of operations and cash flows.
A loss of one or more large industrial or commercial customers could have a material adverse impact upon the results of operations of one or more of our Regulated Businesses.
Adverse economic conditions, the COVID-19 pandemic or other factors may cause our customers, particularly industrial and large commercial customers, to curtail operations. A curtailment of operations by such a customer typically results in reduced water usage by that customer. For example, during 2020, the Company experienced a decrease in net customer demand related mainly to industrial and commercial customers, which the Company believes to be attributable to the impacts of the COVID-19 pandemic. In more severe circumstances, the decline in usage could be permanent. Any decrease in demand resulting from difficult economic conditions or the current COVID-19 pandemic affecting these customers could adversely affect our financial condition and results of operations. Tariffs in place with respect to our Regulated Businesses may not reimburse us, in whole or in part, for any of these impacts.

Our Regulated Businesses require significant capital expenditures and may suffer if we fail to secure appropriate funding to make investments, or if we experience delays in completing major capital expenditure projects.
The water and wastewater utility business is capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment, and to improve aging infrastructure. In 2020, we invested $1.8 billion in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems will continue into the future and may increase. We expect to fund capital improvement projects using cash generated from operations, borrowings under our revolving credit facility and commercial paper programs and issuances of long-term debt and equity. We may not be able to access our revolving credit facility or the commercial paper, long-term debt and equity capital markets, when necessary or desirable to fund capital improvements on favorable terms or at all. If we are not able to obtain sufficient financing, we may be unable to maintain our existing property, plant and equipment, fund our capital investment strategies, meet our growth targets and expand our rate base to enable us to earn satisfactory future returns on our investments. Even with adequate financial resources to make required capital expenditures, we face the additional risk that we will not complete our major capital projects on time, as a result of construction delays, permitting delays, labor shortages or other disruptions, environmental restrictions, or other obstacles. Each of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.
Aging infrastructure may lead to service disruptions, property damage and increased capital expenditures and O&M costs, all of which could negatively impact our financial results.
We have risks associated with aging infrastructure, including water and sewer mains, pumping stations and water and wastewater treatment facilities. Additionally, we may have limited information regarding buried and newly acquired assets, which could challenge our ability to conduct efficient asset management and maintenance practices. Assets that have aged beyond their expected useful lives may experience a higher rate of failure. Failure of aging infrastructure could result in increased capital expenditures and O&M costs, and negatively impact our future O&M efficiency ratio. In addition, failure of aging infrastructure may result in property damage, and in safety, environmental and public health impacts. To the extent that any increased costs or expenditures are not fully recovered in rates, our results of operations, liquidity and cash flows could be negatively impacted.
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
Three of our jurisdictions, California, Illinois and New York, have adopted revenue stability mechanisms that permit us to recover the revenues authorized in a general rate case, regardless of sales volume. Revenue stability mechanisms are designed to recognize declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently. In those jurisdictions that have not adopted a revenue stability mechanism, our operating results could continue to be affected by seasonality.
Contamination of water supplies or our water service provided to our customers could result in service limitations and interruptions and exposure to substances not typically found in potable water supplies, and could subject us and our subsidiaries to reductions in usage and other responsive obligations, government enforcement actions, damage to our reputation and private litigation.
The water supplies that flow into our treatment plants or are delivered through our distribution system, or the water service that is provided to our customers, may be subject to contamination, including, among other items, contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources (such as perchlorate, methyl tertiary butyl ether, 1,4-dioxane, lead and other materials, or chemical spills or other incidents that result in contaminants entering the water source), and possible terrorist attacks or other similar incidents. In addition, new categories of contaminants continue to emerge in the water industry. If one of our water supplies or the water service provided to our customers is contaminated, depending on the nature of the contamination, we may have to take responsive actions that could include, among other things (1) limiting use of the water supply under a “Do Not Use” protective order that enables continuation of basic sanitation and essential fire protection, or (2) interrupting the use of that water supply. If service is disrupted, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected. In addition, we may incur significant costs in order to treat the contaminated source through the expansion of our current treatment facilities or the development of new sources of supply or new treatment methods. We may be unable to recover costs associated with treating or decontaminating water supplies through insurance, customer rates, tariffs or contract terms, and any recovery of these costs that we are able to obtain through regulatory proceedings or otherwise may not occur in a timely manner. Moreover, we could be subject to claims for damages arising from government enforcement actions or toxic tort or other lawsuits arising out of an interruption of service or human exposure to hazardous substances in our drinking water and water supplies. See Item 3—Legal Proceedings for information on certain pending lawsuits related to interruptions of water service.

Since we are engaged in the business of providing water service to our customers, contamination of the water supply, or the water service provided to our customers, could result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution, and environmental damage and may be brought by our customers or third parties. Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. We may not be protected from these claims or negative impacts of these claims in whole or in part by tariffs or other contract terms. Negative impacts to our reputation may occur even if we are not liable for any contamination or other environmental damage or the consequences arising out of human exposure to contamination or hazardous substances in the water or water supplies. In addition, insurance coverage may not cover all or a portion of these losses, and are subject to deductibles and other limitations. Pending or future claims against us could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We are subject to adverse publicity and reputational risks, which make us vulnerable to negative customer perception and could lead to increased regulatory oversight or sanctions.
Our business and operations have a large direct and indirect customer base and, as a result, we are exposed to public criticism regarding, among other things, the reliability of water service, wastewater and related or ancillary services, the quality of water provided, and the amount, timeliness, accuracy and format of bills that are provided for such services. For example, our New York subsidiary experienced increased customer and regulatory scrutiny related to an investigation by the New York State Public Service Commission (the “NYSPSC”) of the unintentional provision by our New York subsidiary of incorrect data to a taxing authority and the failure of a few employees of that subsidiary to properly disclose these issues in a rate case. A settlement of this investigation was approved by the Supreme Court of the State of New York in September 2018. Adverse publicity and negative consumer sentiment arising out of these and other incidents may render legislatures and other governing bodies, state PUCs and other regulatory authorities, and government officials less likely to view us in a favorable light, and may cause us to be susceptible to less favorable legislative, regulatory and economic outcomes, as well as increased regulatory or other oversight and more stringent regulatory or economic requirements. Unfavorable regulatory and economic outcomes may include the enactment of more stringent laws and regulations governing our operations and less favorable economic terms in our agreements related to our Market-Based Businesses, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on us and our financial condition, results of operations and cash flows.
The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition, results of operations, cash flows and liquidity.
The properties of our Regulated Businesses segment include 75 dams, the majority of which are earthen dams. The failure of any of these dams could result in personal injury and property damage, including without limitation downstream property damage, for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.
We also are required from time to time to decommission, repair or upgrade the dams that we own. The cost of such repairs or upgrades can be and has been material. The federal and state agencies that regulate our operations may adopt rules and regulations requiring us to dismantle our dams, which also could entail material costs. Although in most cases the PUC has permitted recovery of expenses and capital investment related to dam rehabilitation, we might not be able to recover costs of repairs, upgrades or dismantling through rates in the future. The inability to recover these costs or delayed recovery of the costs as a result of regulatory lag can affect our financial condition, results of operations, cash flows and liquidity.
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

An important part of our growth strategy is the acquisition of water and wastewater systems, which involves risks, including competition for acquisition opportunities from other regulated utilities, governmental entities and other buyers, which may hinder or limit our ability to grow our business.
An important element of our growth strategy is the acquisition and optimization of water and wastewater systems in order to broaden our current, and move into new, service areas. We may not be able to acquire other systems or businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. Further, competition for acquisition opportunities from other regulated utilities, governmental entities and other buyers may hinder our ability to expand our business.
The negotiation and execution of potential acquisitions as well as the integration of acquired systems or businesses with our existing operations could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in, among other things:
•incurrence or assumption of debt, contingent liabilities and environmental liabilities and obligations, including liabilities that were unknown or undisclosed at the time of acquisition;
•failure to recover acquisition premiums;
•unanticipated capital expenditures;
•failure to maintain effective internal control over financial reporting;
•the need to successfully integrate the acquired systems’ operations and water quality, cybersecurity and infrastructure protection measures;
•recording goodwill and other intangible assets at values that ultimately may be subject to impairment charges;
•fluctuations in quarterly results;
•unanticipated acquisition-related expenses;
•failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; and
•difficulties in integrating or assimilating personnel, benefits, services and systems.
Some or all of these items could have a material adverse effect on our business. The systems and businesses we acquire in the future may not achieve anticipated revenue, return on equity or profitability, or other perceived synergies, and any difficulties we encounter in the integration process could interfere with our operations, reduce our net income and profitability or adversely affect our internal control over financial reporting.
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
Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized efforts may arise from time to time in one or more of the service areas in which our Regulated Businesses operate to convert our assets to public ownership and operation through exercise of the governmental power of eminent domain, or another similar authorized process. A municipality, other government subdivision or a citizen group may seek to acquire our assets through eminent domain or such other process, either directly or indirectly as a result of a citizen petition.
For example, in November 2018, Monterey, California ballot Measure J, which was added by a citizens group, was certified as having been approved by a public vote, requiring the MPWMD to conduct a study and submit a written plan concerning the feasibility of a potential purchase of the Monterey system assets without an additional public vote. The public vote led to the issuance by the MPWMD in November 2019 of a preliminary report finding, among other things, that the acquisition of the Monterey system assets by the MPWMD would be economically feasible. In November 2020, the MPWMD certified an FEIR with respect to a proposed acquisition and operation of this system by the MPWMD, and our California subsidiary has filed a petition in court challenging this certification. Also, five municipalities in the Chicago, Illinois area formed a water agency that filed an eminent domain lawsuit against our Illinois subsidiary in January 2013, seeking to condemn a water pipeline that serves those five municipalities. This lawsuit remains pending, and a valuation trial is scheduled for the second quarter of 2021. See Item 1—Business—Regulated Businesses—Condemnation and Eminent Domain, which includes additional information regarding these matters.

Furthermore, the law in certain jurisdictions in which our Regulated Businesses operate provides for eminent domain rights allowing private property owners to file a lawsuit to seek just compensation against a public utility, if the public utility’s infrastructure has been determined to be a substantial cause of damage to that property. In these actions, the plaintiff would not have to prove that the public utility acted negligently. In California, lawsuits have been filed in connection with large-scale natural events such as wildfires. Some of these lawsuits have included allegations that infrastructure of certain utilities triggered the natural event that resulted in damage to the property. In some cases, the PUC has disallowed recovery in rates of losses incurred by these utilities as a result of such lawsuits.
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
We may be subject to physical and cyber attacks.
As operators of critical infrastructure, we may face a heightened risk of physical and cyber attacks from internal or external sources. Our water and wastewater systems may be vulnerable to disability or failures as a result of physical or cyber attacks, acts of war or terrorism, vandalism or other causes. Our operational and technology systems throughout our businesses may be vulnerable to unauthorized external or internal access, due to hacking, viruses, acts of war or terrorism, and other causes. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our customers, employees, suppliers and other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyber attacks and unauthorized access. While we have instituted safeguards to protect our operational and technology systems, those safeguards may not always be effective due to the evolving nature of cyber attacks and cyber vulnerabilities. We cannot guarantee that such protections will be completely successful in the event of a cyber attack.
If, despite our security measures, a significant physical attack or cyber breach occurred, our operations could be disrupted, property damaged, and customer and other confidential information lost or stolen; we could experience substantial loss of revenues, response costs and other financial loss; we could suffer a loss of management time, attention and resources from our regular business operations; and we may be subject to increased regulation, litigation and damage to our reputation, any of which could have a negative impact on our business, results of operations and cash flows. Experiencing a cyber security incident could also cause us to be non-compliant with applicable laws and regulations or contracts that require us to securely maintain confidential data, causing us to incur costs related to legal claims or proceedings and regulatory fines or penalties. These types of events, either impacting our facilities or the industry in general, could also cause us to incur additional security and insurance related costs.
In addition, in the ordinary course of business, we collect and retain sensitive information, including personally identifiable information, about our customers and employees. In many cases, we outsource administration of certain functions to vendors that could be targets of cyber attacks. Any theft, loss or fraudulent use of customer, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.
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
We rely on technology to facilitate the management of our business as well as our customer and supplier relationships, and a failure or disruption of implemented technology could materially and adversely affect our business.
Technology is an integral part of our business and operations, and any failure or disruption of the technology or related systems we implement could significantly limit our ability to manage and operate our business effectively and efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We use technology systems to, among other things, bill customers, process orders, provide customer service, manage certain plant operations and construction projects, manage our financial records, track assets, remotely monitor our plants and facilities, and manage human resources, supply chain, inventory, and accounts receivable collections. As a specific example, we depend on water meters to record and communicate the amount of water our customers use, and in recent years, we have experienced greater than expected performance failures with certain water meters used in the Regulated Businesses. When these occur, we work with meter manufacturers to determine and address the cause of such failures. While these and other failures that we have experienced have not to date had a material adverse effect on our operations, there can be no assurance that efforts to address performance failures or other issues we may experience with water meters will be successful and that these or future failures of water meters or other issues will not have a material adverse effect on us.
Although we do not believe that the technology we have implemented or may in the future implement is at a materially greater risk of failure than that used by other similar organizations, our technology and operations that use or rely on technology remain vulnerable to damage or interruption from, among other things: failure or interruption of the technology or its related systems; loss or failure of power, internet, telecommunications or data network systems; and operator error or improper operation by, the negligent or improper supervision of, or the intentional acts of, employees, contractors and other third parties. Any or all of these events could have a material adverse impact on our business, results of operations, financial condition and cash flows.
An inability to successfully develop and implement new technologies poses substantial risks to our business and operational excellence strategies, which could have a material adverse effect on our business and financial results.
A significant part of our long-term strategic focus on safety, operational excellence, O&M expense efficiency, water quality, asset and capital management and the customer experience includes implementing new technologies for, among other things: customer service and support; environmental compliance; water metering; water quality and source monitoring; cybersecurity; business development and growth; data analysis; employee development and training; and other initiatives. For example, we have made and plan to continue to make significant investments in developing, deploying and maintaining customer-facing technologies, applications to support field service and customer service operations, water source sensor and evaluation technologies, and data analysis and artificial intelligence technologies. Where appropriate, we also seek to align these new technologies with existing technology infrastructure and systems. There can be no assurance that we will be successful in designing, developing, deploying, integrating or maintaining these new technologies. Because these efforts can be long-term in nature, these new technologies may be more costly or time-consuming than expected to design, develop, integrate and complete and may not ultimately deliver the expected or desired benefits upon completion. While we have and will continue to seek to recover costs and earn a return on capital expenditures with respect to the costs and expenses of development and deployment of these new technologies in our Regulated Businesses, there can be no assurance that we will be able to do so in every instance or at all, and our inability to do so may adversely affect our ability to achieve intended O&M expense efficiencies or other key performance results and, ultimately, could materially and adversely impact our business, financial condition, results of operations and cash flows.
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

Our business has inherently dangerous work sites. If we fail to maintain safe work sites, we may experience workforce or customer injuries or loss of life, and be exposed to financial losses, including penalties and other liabilities.
Safety is a core value and a strategy at American Water. Our safety performance and progress to our ultimate desired goal of zero injuries is critical to our reputation. We maintain health and safety standards to protect our employees, customers, contractors, vendors and the public. Eliminating all hazards all of the time is extremely challenging, but through strict adherence to our health and safety standards and empowering employees to stop work if deemed “unsafe,” we believe we can achieve an injury-free workplace.
At our business sites, including construction and maintenance sites, our employees, contractors and others are often in close proximity to large mechanical operating equipment, moving vehicles, pressurized water, electric and gas utility lines, below grade trenches and vaults, electrical and pneumatic hazards, fall from height hazards, suspended loads, hazardous chemicals and other regulated materials. On many sites, we are responsible for safety and, accordingly, must implement important safety procedures and practices above governmental regulatory requirements. As an essential business that must continue to provide water and wastewater services during the current COVID-19 pandemic, we are focused on the care and safety of our employees, contractors, vendors, customers and others who work at or visit our worksites. If the procedures we implement are ineffective or are not followed by our employees or others, or we fail to implement procedures, our employees, contractors and others may experience illness, or minor, serious or fatal injuries. Unsafe work sites have the potential to increase employee turnover, expose us to litigation and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
In addition, our operations can involve the delivery, handling and storage of hazardous chemicals, which, if improperly delivered, handled, stored or disposed of, could result in serious injury, death, environmental damage or property damage, and could subject us to penalties or other liabilities. We are also subject to various environmental, transportation and occupational health and safety regulations. Although we maintain functional employee groups whose primary purpose is to implement effective health and safety work procedures and practices throughout our organization, including construction sites and operating facilities, the failure to comply with these regulations or procedures could subject us to liability.
Work stoppages and other labor relations matters could adversely affect our results of operations and the ability to serve our customers.
As of December 31, 2020, approximately 45% of our workforce was represented by unions, and we had 72 collective bargaining agreements in place with 14 different unions representing our unionized employees. These collective bargaining agreements, 17 of which will expire during 2021, are subject to periodic renewal and renegotiation. We may not be able to successfully renew or renegotiate these labor contracts, or enter into new agreements, on terms that are acceptable to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations, may disrupt our operations, negatively impact the ability to serve our customers, and result in higher labor costs, which could adversely affect our reputation, financial condition, results of operations, cash flows and liquidity. While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, a strike or work stoppage may have a material adverse impact on our financial position, results of operations and cash flows.
Financial, Economic and Market-Related Risks
Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.
As of December 31, 2020, our aggregate long-term and short-term debt balance (including preferred stock with mandatory redemption requirements) was $10.9 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:
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
In order to meet our capital expenditure needs, we may be required to borrow additional funds under the revolving credit facility or issue a combination of new short-term and long-term debt securities and/or equity. We continue to assess our short- and long-term liquidity needs in light of the impact of the COVID-19 pandemic on the financial and capital markets, especially with respect to the market for corporate commercial paper, which experienced volatility and shortages of liquidity in March 2020. In response to these events, in March 2020, we entered into a $750 million 364-day term loan facility and immediately executed a $500 million draw thereunder to support our short-term liquidity by retaining that amount in cash. No further borrowings may be made under the term loan facility. During 2020, we utilized other existing sources of liquidity, such as our current cash balances, cash flows from operations and borrowings under the revolving credit facility as necessary or desirable to meet our short-term liquidity requirements. We believe that existing sources of liquidity will be sufficient to meet our cash requirements for the foreseeable future. However, as the impacts of the COVID-19 pandemic on the economy, the financial and capital markets and our operations evolve, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may need to obtain additional sources of liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Moreover, additional borrowings may be required to repay or refinance outstanding indebtedness. Other than debt with respect to the term loan facility, debt maturities and sinking fund payments in 2021, 2022 and 2023 will be $329 million, $14 million and $356 million, respectively. We can provide no assurance that we will be able to access the debt or equity capital markets on favorable terms, if at all, to repay or refinance this debt. Moreover, as new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to repay or refinance existing debt on favorable terms.
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
Our inability to access the debt or equity capital or financial markets or other events could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.
In addition to cash from operations, during 2020, we generally relied primarily on a $2.25 billion revolving credit facility, a $2.10 billion commercial paper program, our $750 million 364-day term loan facility and the capital markets, to satisfy our liquidity needs. The revolving credit facility currently expires in accordance with its terms in March 2025, and the 364-day term loan facility will expire in March 2021. Historically, we have regularly used our commercial paper program rather than the revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally could obtain in the commercial paper market. As of December 31, 2020, there were no outstanding borrowings under the revolving credit facility, $786 million of commercial paper outstanding, $76 million in outstanding letters of credit and $500 million outstanding under the 364-day term loan facility. There can be no assurance that we will be able to continue to access this commercial paper program or revolving credit facility, when, as and if desired, or that the amount of capital available thereunder will be sufficient to meet all of our liquidity needs at a reasonable, or any, cost.
Under the terms of the revolving credit facility and the 364-day term loan facility, our consolidated debt cannot exceed 70% of our consolidated capitalization, as determined under the terms of the those facilities. If our equity were to decline or debt were to increase to a level that causes us to exceed this limit, lenders under those facilities would be entitled to refuse any further extension of credit under the revolving credit facility and to declare all of the outstanding debt under the revolving credit facility and/or the term loan facility immediately due and payable. To avoid such a default, a waiver or renegotiation of this covenant would be required, which would likely increase funding costs and could result in additional covenants that would restrict our operational and financing flexibility. Our ability to comply with this and other covenants contained in the revolving credit facility, the term loan facility and our other consolidated indebtedness is subject to various risks and uncertainties, including events beyond our control. For example, events that could cause a reduction in equity include, without limitation, a significant write-down of our goodwill. Even if we are able to comply with this or other covenants, the limitations on our operational and financial flexibility could harm our business by, among other things, limiting our ability to incur indebtedness or reduce equity in connection with financings or other corporate opportunities that we may believe would be in our best interests or the interests of our shareholders to complete.
Disruptions in the capital markets or changes in our credit ratings could also limit our ability to access capital on terms favorable to us or at all. While the lending banks that participate in the revolving credit facility have to date honored their commitments under those facilities, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. In such a case, we may not be able to access the commercial paper or debt or capital markets, or other sources of potential liquidity, in the future on terms acceptable to us or at all. Furthermore, our inability to maintain, renew or replace commitments under our revolving credit facility could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity. Short- or long-term disruptions in the capital and credit markets as a result of economic, legislative, political or other uncertainty, including as a result of the current COVID-19 pandemic, changes in U.S. tax and other laws, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any significant disruption in the capital, debt or credit markets, or financial institution failures could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include delaying or deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures. Finally, there is no assurance that we will be able to access the equity markets to obtain capital or financing when necessary or desirable and on terms that are reasonable or acceptable to us.
Any of the foregoing events that impede our access to the debt or equity capital markets, or the failure of any of our lenders to meet their commitments that result from financial market disruptions, could expose us to increased interest expense, require us to institute cash conservation measures or otherwise adversely and materially affect our business, financial condition, results of operations, cash flows and liquidity.
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
As of December 31, 2020, we had U.S. federal and state NOL carryforwards of approximately $366 million and $357 million, respectively, and management believes it is more likely than not that these NOL carryforwards will be recovered in the future. With the enactment in December 2017 of the TCJA, we analyzed the impacts of the reduction in the U.S. federal corporate income tax rate from 35% to 21% on our deferred tax assets and liabilities, including our NOL carryforwards, and as a result, remeasured those NOL carryforwards as of the date of enactment of the TCJA based on this tax rate change.
Our federal NOL carryforwards will begin to expire in 2029, and our state NOL carryforwards began to expire in 2020 and will continue to expire through 2040. We expect to fully utilize our federal NOL balance before it expires, and our ability to do so is primarily dependent upon our ability to generate sufficient taxable income. We have, in the past, been unable to utilize certain of our state NOL carryforwards, and the establishment or increase of a valuation allowance in the future would reduce our deferred income tax assets and our net income.
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
Our total assets include $1.5 billion of goodwill at December 31, 2020. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003, the acquisition of E’town Corporation by a predecessor to our previous owner in 2001 and our acquisition of Pivotal in 2018. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, we have taken significant non-cash charges to operating results for goodwill impairments in the past.
We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance or the performance of an acquired business. These market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that compares unfavorably to our peer companies, decreases in control premiums, or other circumstances. For example, in the third quarter of 2018, prior to our sale of our former Keystone Clearwater Solutions (“Keystone”) operations, we strategically narrowed the scope of that business and, as a result, we recorded a non-cash, pre-tax impairment charge of $57 million.
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
The performance of the capital markets affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. The value of these assets is subject to market fluctuations and volatility, which may cause investment returns to fall below our projected return rates. As the COVID-19 pandemic continued throughout 2020, the stock market would often experience significant day-to-day fluctuations in market prices. We are currently unable to predict the effect, if any, of the COVID-19 pandemic or other events on the valuation of our pension assets and liabilities. A decline in the market value of our pension and postretirement benefit plan assets as of the measurement date can increase the funding requirements under our pension and postretirement benefit plans. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. Interest rates have experienced volatility and are subject to potential further adjustments based on the actions of the U.S. Federal Reserve, and others. If interest rates are lower at the measurement date, our liabilities would increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, such as increases in life expectancy assumptions and increasing trends in health care costs may also increase our funding requirements. Future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, in which case our results of operations and financial position could be negatively affected. In addition, market factors can affect assumptions we use in determining funding requirements with respect to our pension and postretirement plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could be materially increased, which could adversely affect our financial position, results of operations and cash flows.
Additional Risks Related to Our Market-Based Businesses
Parent company provides performance guarantees with respect to certain of the obligations of our Market-Based Businesses, including financial guarantees or deposits, which may adversely affect parent company if the guarantees are successfully enforced.
Under the terms of certain agreements under which our Market-Based Businesses, primarily MSG, provide water and wastewater services to municipalities, other governmental entities and other customers, parent company provides guarantees of specified performance obligations of our Market-Based Businesses, including financial guarantees or deposits. In the event our Market-Based Businesses fail to perform these obligations, the entity holding the guarantees may seek to enforce the performance commitments against parent company or proceed against the deposit. In that event, our financial condition, results of operations, cash flows and liquidity could be adversely affected. At December 31, 2020, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $6.2 billion related to MSG’s contracts, and this amount is likely to increase if the number of bases served by MSG increases. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.

MSG’s operations are subject to various risks associated with doing business with the U.S. government.
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
Moreover, entering into contracts with the U.S. government subjects us to a number of operational and compliance risks, including dependence on the level of government spending and compliance with and changes in governmental procurement and security regulations. We are subject to potential government investigations of our business practices and compliance with government procurement and security regulations, which are complex, and compliance with these regulations can be expensive and burdensome. If we were charged with wrongdoing as a result of an investigation, we could be suspended or debarred from bidding on or receiving awards of new contracts with the U.S. government or our existing contracts could be terminated, which could have a material adverse effect on our results of operations and cash flows.
General Risk Factors
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
Our internal controls, accounting policies and practices and internal information systems are designed to enable us to capture and process transactions and information in a timely and accurate manner in compliance with GAAP, taxation requirements, federal securities laws and regulations and other laws and regulations applicable to us. We have also implemented corporate governance, internal control and accounting policies and procedures in connection with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and relevant SEC rules, as well as other applicable regulations. Such internal controls and policies have been and continue to be closely monitored by our management and Board of Directors to ensure continued compliance with these laws, rules and regulations. Management is also responsible for establishing and maintaining internal control over financial reporting and is required to assess annually the effectiveness of these controls. While we believe these controls, policies, practices and systems are adequate to verify data integrity, unanticipated and unauthorized actions of employees or temporary lapses in internal controls due to shortfalls in oversight or resource constraints could lead to undetected errors that could result in the disallowance of cost recovery and non-compliant disclosure and reporting. The consequences of these events could have a negative impact on our results of operations and financial condition. The inability of management to certify as to the effectiveness of these controls due to the identification of one or more material weaknesses in these controls could also harm our reputation, increase financing costs or adversely affect our ability to access the capital markets.
Our continued success is dependent upon our ability to hire, retain and utilize qualified personnel.
The success of our business is dependent upon our ability to hire, retain and utilize qualified personnel, including engineers, licensed operators, water quality and other operating and craft personnel, and management professionals who have the required experience and expertise. From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded for our business needs. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel.
In addition, as key personnel approach retirement age, we need to have appropriate succession plans in place and to successfully implement such plans. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, our business, financial condition, results of operations and cash flows may be materially and adversely impacted.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The Company’s properties consist primarily of (i) water and wastewater treatment plants, (ii) mains and pipes used for transmission, distribution and collection of water and wastewater, (iii) wells and other sources of water supply, such as reservoirs, (iv) water and wastewater pumping stations, (v) meters and fire hydrants, (vi) general structures, including buildings, dams and treated water storage facilities, (vii) land and easements, (viii) vehicles, (ix) software rights, and (x) other equipment and facilities, the majority of which are used directly in the operation of its systems. Substantially all of the Company’s properties are owned by its subsidiaries, with a large percentage subject to liens of its mortgage bonds. A wholly owned subsidiary of parent company owns the Company’s corporate headquarters, located in Camden, New Jersey, and the Company and its operating subsidiaries lease office space, equipment and furniture from certain of the Company’s wholly owned subsidiaries. These properties are utilized by the Company’s directors, officers and staff in the conduct of the business.
The properties of the Company’s Regulated Businesses consist mainly of approximately:
•79 surface water treatment plants;
•530 groundwater treatment plants;
•150 wastewater treatment plants;
•53,200 miles of transmission, distribution and collection mains and pipes;
•1,100 groundwater wells;
•1,600 water and wastewater pumping stations;
•1,300 treated water storage facilities; and
•75 dams.
The Company has ongoing infrastructure renewal programs in all states in which its Regulated Businesses operate. These programs consist of both the rehabilitation of existing mains and equipment, and the replacement of mains and equipment that have been damaged or have reached, or are near, the end of their useful service lives. The properties of its Market-Based Businesses consist mainly of office furniture and IT equipment. Approximately 52% of all properties that the Company owns are located in New Jersey and Pennsylvania.
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
ITEM 3.    LEGAL PROCEEDINGS
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with SWRCB Orders to Reduce Carmel River Diversions
Under the 2009 Order, California-American Water Company, the Company’s California subsidiary (“Cal Am”) is required, among other things, to decrease significantly its yearly diversions of water from the Carmel River according to a set reduction schedule. See Item 1—Business—Regulated Businesses—Water Supply and Wastewater Services and Item 1A—Risk Factors. The 2009 Order responded to claims that Cal Am had not sufficiently implemented actions to terminate its unpermitted diversions of water from the Carmel River as required by a 1995 order of the SWRCB. In July 2016, at the request of Cal Am and several Monterey County government agencies, the SWRCB issued the 2016 Order approving the 2021 Deadline.

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
The 2016 Order provides that if the CPUC authorizes Cal Am to acquire more than 1,000 acre-feet per year of water from a source other than the Water Supply Project, proponents of the alternative water source could submit revised milestones to the SWRCB for consideration. See Monterey Peninsula Water Supply Project below. In May 2018, certain parties to the Water Supply Project proceeding submitted a petition to the SWRCB to add parallel milestones to the 2009 Order for 2019, 2020, and 2021, based on the proposed expansion of the Pure Water Monterey project, another groundwater replenishment project under construction on the Monterey peninsula. Petitioners claim that compliance with the alternate milestones would still provide for cessation of Cal Am’s unauthorized diversions from the Carmel River by 2021. A preliminary report on feasibility concluded that the expanded Pure Water Monterey project could provide an additional 2,250 acre-feet of water per year. Cal Am believes that (i) the petition is premature, (ii) the expanded Pure Water Monterey project is not yet a sufficiently certain or reliable water supply and, even if construction is successfully completed, would provide an insufficient quantity of water to allow full compliance with the 2009 Order, and (iii) the imposition of parallel milestones would distract from completion of the Water Supply Project. In December 2019, the SWRCB dismissed the petition without prejudice.
The 2016 Order imposes yearly milestones related to construction of the Water Supply Project’s desalination plant facilities. If any milestone is missed, the SWRCB may impose reductions of up to 1,000 acre-feet per year in the amount of water Cal Am is able to divert from the Carmel River. If a milestone is missed for reasons that are beyond Cal Am’s control, the SWRCB may waive the diversion reduction. On October 21, 2020, Cal Am reported to the SWRCB that, due to circumstances beyond its control, it will be unable to meet the 2020 milestones requiring intake well drilling and plant construction due to (i) delays by the California Coastal Commission (the “Coastal Commission”) in considering Cal Am’s application for a permit for the desalination facility’s intake wells, and (ii) a stay issued by the Monterey Superior Court on physical construction of the desalination plant in pending litigation over the plant’s construction permit. Nevertheless, Cal Am reported that even with a 1,000 acre-foot reduction in Carmel River water supplies, it believed that customer demand could be met without additional rationing in the 2020-2021 water year. On November 17, 2020, the SWRCB provided its view to Cal Am that the milestone reductions were imposed to ensure a staggered approach to ending unauthorized diversions, and that regardless of fault a 1,000 acre-foot reduction was an appropriate and intended consequence of missing the milestone.
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, based on the matters discussed above and below in Item 3—Monterey Peninsula Water Supply Project, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Due to the delay in the approval schedule, Cal Am currently does not believe that it will be able to fully comply with the diversion reduction requirements and other remaining requirements under the 2009 Order and the 2016 Order, including the 2021 Deadline. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order, or the 2021 Deadline, may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order or the 2016 Order.
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
Cal Am’s ability to move forward on the Water Supply Project is and has been subject to extensive administrative review by the CPUC and other government agencies, obtaining necessary permits, and intervention from other parties. In September 2016, the CPUC unanimously approved a final decision to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to the incurred $50 million in associated costs plus AFUDC, subject to meeting certain criteria.

In September 2018, the CPUC unanimously approved another final decision finding that (i) the Water Supply Project meets the CPUC’s requirements for a CPCN, (ii) the issuance of the final decision should not be delayed, and (iii) an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, O&M costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed in the first general rate case filed by Cal Am after it becomes operational. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $154 million in aggregate costs as of December 31, 2020 related to the Water Supply Project, which includes $36 million in AFUDC. While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as the CPUC’s 2016 and 2018 final decisions, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $50 million in construction costs previously approved by the CPUC in its 2016 final decision. See Note 17—Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion.
On July 2, 2019, Cal Am notified the MPWMD and Monterey One Water (collectively, the “Agencies”) that an event of default occurred under the water purchase agreement for the GWR Project because the Agencies failed to deliver to Cal Am by July 1, 2019 advanced treated recycled water produced by the GWR Project. Under the water purchase agreement, upon the occurrence of this event of default, Cal Am had the right to terminate the water purchase agreement immediately. Cal Am has elected not to exercise its right to terminate the water purchase agreement at this time, but in its notification to the Agencies, Cal Am expressly reserved its right to terminate the water purchase agreement until such time as the Agencies commence their required delivery of water from the GWR Project. On July 16, 2019, the MPWMD and Monterey One Water responded to Cal Am’s event of default notice and estimated that water delivery would begin by mid-October 2019. On December 12, 2019, Cal Am sent a letter to the Agencies requesting a status update with respect to the event of default. On January 2, 2020, Cal Am notified the Agencies that a second event of default occurred under the water purchase agreement because the Agencies failed to achieve the Performance Start Date (the date upon which the MPWMD’s performance obligations under the water purchase agreement were to commence) by January 1, 2020. Under the water purchase agreement, upon the occurrence of this event of default, Cal Am had the right to terminate the water purchase agreement immediately. Cal Am has elected not to exercise its right to terminate the water purchase agreement at this time, but in its notification to the Agencies, Cal Am expressly reserved its right to terminate the water purchase agreement until such time as the Performance Start Date has occurred. On July 30, 2020, the Agencies advised Cal Am that the Performance Start Date under the water purchase agreement for the GWR Project is September 1, 2020. After June 30, 2021, Cal Am will determine the amount of advanced treated recycled water produced by the GWR Project and delivered to Cal Am during the first fiscal year of the water purchase agreement, to determine the Agencies’ compliance with their performance obligations thereunder.
On April 17, 2019, Water Ratepayers Association of the Monterey Peninsula (“WRAMP”), a citizens’ advocacy group, filed an amended complaint in Monterey County Superior Court asserting a “qui tam” claim under the California False Claims Act on behalf of itself and the State of California against Cal Am and certain environmental consultants who worked on the CPUC’s environmental analysis of the MPWSP. The State Attorney General declined to proceed with this action after it was originally filed in 2016. On July 10, 2019, defendants filed a joint demurrer challenging the legal sufficiency of the allegations of the amended complaint. At an August 27, 2019 hearing on the demurrer, the court dismissed the petition without leave to amend. On October 17, 2019, WRAMP filed motions seeking clarification and a reconsideration of the court’s ruling. A hearing on these motions was set for December 3, 2019, but on November 26, 2019, WRAMP abandoned its motions and instead filed an appeal of the court’s dismissal. On November 17, 2020, WRAMP dismissed its appeal in exchange for a waiver of costs.

Coastal Development Permit Application
In June 2018, Cal Am submitted a coastal development permit application to the City of Marina (the “City”) for those project components of the Water Supply Project located within the City’s coastal zone. Members of the City’s Planning Commission, as well as City councilpersons, have publicly expressed opposition to the Water Supply Project. In May 2019, the City issued a notice of final local action based upon the denial by the Planning Commission of Cal Am’s coastal development permit application. Thereafter, Cal Am appealed this decision to the Coastal Commission, as permitted under the City’s code and the California Coastal Act. At the same time, Cal Am submitted an application to the Coastal Commission for a coastal development permit for those project components located within the Coastal Commission’s original jurisdiction. In October 2019, staff of the Coastal Commission issued a report recommending a denial of Cal Am’s application for a coastal development permit with respect to the Water Supply Project, largely based on a memorandum prepared by the general manager of the MPWMD that contradicted findings made by the CPUC in its final decision approving the Water Supply Project. In November 2019, discussions between staffs of the Coastal Commission and the CPUC took place regarding the Coastal Commission staff recommendation, at which time the CPUC raised questions about the Coastal Commission staff’s findings on water supply and demand, groundwater impacts and the viability of a project that the Coastal Commission staff believes may be a possible alternative to the Water Supply Project.
On August 25, 2020, the staff of the Coastal Commission released a report again recommending denial of Cal Am’s application for a coastal development permit. Although the report concluded that the Water Supply Project would have a negligible impact on groundwater resources, the report also concluded it would impact other coastal resources, such as environmentally sensitive habitat areas and wetlands, and that the Coastal Commission staff believes that a feasible alternative project exists that would avoid those impacts. The staff’s report also noted disproportionate impacts to communities of concern. On September 16, 2020, Cal Am withdrew its original jurisdiction application to allow additional time to address the Coastal Commission staff’s environmental justice concerns. The withdrawal of the original jurisdiction application did not impact Cal Am’s appeal of the City’s denial, which remains pending before the Coastal Commission. Cal Am refiled the original jurisdiction application on November 6, 2020. On December 3, 2020, the Coastal Commission sent to Cal Am a notice of incomplete application, identifying certain additional information needed to consider the application complete. Cal Am is preparing a response to the Coastal Commission’s notice.
Desalination Plant Development Permit
The proposed desalination plant for the Water Supply Project is to be located in an unincorporated portion of Monterey County, California on a site owned by CEMEX, Inc. (“CEMEX”), and requires a combined development permit from the County of Monterey prior to commencement of construction. On April 24, 2019, the County’s Planning Commission voted to approve the permit. In July 2019, the Board of Supervisors heard appeals filed by MCWD and a public advocacy group, at which time it denied the appeals and approved the permit. In August 2019, MCWD filed a petition in Monterey County Superior Court challenging Monterey County’s approval of Cal Am’s combined development permit application and seeking injunctive relief to enjoin Monterey County and Cal Am from commencing construction of the desalination plant. In October 2019, after a hearing, the court denied, without prejudice, MCWD’s motion for a preliminary injunction, but issued a stay of the County’s approval of the combined development permit, precluding commencement of physical construction of the desalination plant, but allowing Cal Am to continue to obtain permits needed for the desalination plant’s construction. On January 21, 2021, the court issued its decision granting in part and denying in part MCWD’s petition. The court found that the County of Monterey did not completely comply with all of the requirements necessary to approve the combined development permit and set aside its approval so that the County could come into compliance. The court denied all of MCWD’s other claims. The court also lifted its stay on physical construction at the plant site.
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

Test Slant Well Permitting
A preliminary step to building the Water Supply Project desalination plant is the construction and operation of a test slant well to confirm the suitability of the property on which intake wells will be located to draw water from under Monterey Bay. In November 2014, the Coastal Commission approved coastal development permits for the test slant well, enabling Cal Am to construct and operate the test slant well. Because Cal Am may use the test slant well as one of the slant wells for the Water Supply Project, Cal Am sought and obtained from the Coastal Commission permit amendments to allow the test slant well to remain in place and be maintained until February 28, 2022. A required lease obtained from the California State Lands Commission, as amended, will expire on December 16, 2022. Effective February 28, 2018, test slant well pumping ceased, except for minimal maintenance pumping activities, in accordance with Cal Am’s coastal development permits.
Water Supply Project Land Acquisition and Slant Well Site Use
In July 2017, the Coastal Commission adopted a consent agreement and cease and desist order requiring sand mining operations on the property owned by CEMEX on which intake wells for the Water Supply Project will be located, to cease by the end of 2020 and the property to be sold to either a non-profit or governmental entity. The consent agreement strictly limits future use of the property but preserves Cal Am’s existing property rights and allows uses consistent with existing easements and other rights of record. A permanent easement granted by CEMEX to Cal Am was recorded in June 2018 to allow Cal Am access to the property and to construct, operate and maintain the Water Supply Project intake wells. On November 26, 2019, the City notified CEMEX that, based on this permanent easement and Cal Am’s proposed use of the site for the intake wells, CEMEX has breached or will soon breach a prior 1996 annexation agreement (to which Cal Am was not a party). The City states that it intends to seek declaratory relief from CEMEX and Cal Am ordering that Cal Am’s extraction is limited to 500 acre-feet per year of groundwater, that Cal Am cannot export extracted water out of the basin, and that the permanent easement granted by CEMEX to Cal Am is void. The City has requested a meeting with CEMEX as part of a mandatory dispute resolution process under the annexation agreement prior to filing a lawsuit. CEMEX has denied the City’s claims and requested indemnification from Cal Am under the terms of the permanent easement. Cal Am and CEMEX believe that there is no valid limitation under the annexation agreement on Cal Am’s right to pump brackish groundwater and seawater at the site for desalination and use by Cal Am’s customers.
On May 8, 2020, the City filed a lawsuit, which it amended on June 29, 2020 and October 15, 2020, in Monterey County Superior Court, naming Cal Am and CEMEX as defendants, and MCWRA and MCWD as real parties in interest. The lawsuit alleges a claim for breach of contract against CEMEX and seeks declaratory relief to void the permanent easement and prohibiting extraction of water by Cal Am’s slant wells at the CEMEX site in excess of 500 acre-feet per year and the export of such water outside the groundwater basin. On November 17, 2020, Cal Am, CEMEX and MCWRA filed demurrers, which were overruled by the court at a hearing held on February 9, 2021.
On August 4, 2020, MCWD filed a cross-complaint in the May 8, 2020 lawsuit against Cal Am, CEMEX and MCWRA, alleging claims for specific performance of certain provisions of the 1996 annexation agreement related to the property owned by CEMEX on which intake wells for the Water Supply Project will be located, water rights, nuisance, unreasonable water use, and declaratory relief. On September 9, 2020, Cal Am filed a demurrer and motion to strike challenging the claims asserted by MCWD. On October 14, 2020, the court sustained, with leave to amend, the demurrers as to the claims for specific performance, enjoinment of invasion of water rights, nuisance and unreasonable water use, and the court overruled the demurrers as to the claim for declaratory relief. MCWD filed a first amended complaint on November 13, 2020. On December 7, 2020, Cal Am, CEMEX and MCWRA filed demurrers to the amended claims. On February 23, 2021, the court sustained, without leave to amend, the demurrer to MCWD’s nuisance claim and overruled the remainder of the demurrers.
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

In late 2016, the Salinas Valley Basin Groundwater Sustainability Agency (the “SVBGSA”) was formed as a joint powers authority to become the GSA for the Salinas Valley Groundwater Basin and prepare a GSP. In April 2018, the City filed a notice to become the GSA for the CEMEX site, creating an overlap with the SVBGSA’s filing for the 180/400 Subbasin. In 2016, the SVBGSA commenced preparation of a GSP covering the entire 180/400 subbasin, including the CEMEX site, but in August 2019 the City filed a notice that it intends to prepare its own GSP for the CEMEX site with the intent to severely limit or prohibit groundwater pumping at that site. The State Department of Water Resources (“SDWR”) has taken the position that until the overlap is resolved, it will not accept the GSP from either agency, placing the subbasin at risk of being placed in a probationary status and subject to state management. In December 2019, the County of Monterey filed its own notice to become the exclusive GSA at the CEMEX site in order to resolve the overlap, which is permitted under SGMA. SDWR accepted the County’s filing on December 18, 2019, and now lists the County as the exclusive GSA for the site.
On December 30, 2019, the City filed a lawsuit in Monterey County Superior Court challenging the County’s filing, and SDWR’s acceptance of the filing, as the exclusive GSA for the CEMEX site. The City has named the County and its Board of Supervisors, the County GSA, and SDWR and its director as defendants, and the SVBGSA and its Board of Directors as real parties. The City seeks to invalidate the County’s filing, as well as injunctive relief to preserve the City’s status as a GSA for the site. To protect its interest in the matter, Cal Am filed an application to intervene in this lawsuit, which was granted. A hearing has been scheduled for May 17, 2021.
On September 14, 2020, Cal Am filed a separate but related complaint in Monterey County Superior Court challenging the validity of actions taken by the City and its GSA in adopting a groundwater sustainability plan for the CEMEX site, and the validity of the provisions of such plan. Due to the overlap of issues in the City’s lawsuit with those in the validation action, the parties stipulated to a stay of the validation action pending determination of the claims in the City’s action. On December 21, 2020, the court stayed the validation action.
Challenge of Certification — Proposed Monterey System Acquisition Final Environmental Impact Report
In November 2018, voters in Monterey, California passed “Measure J,” which decided that the MPWMD should conduct a feasibility study concerning the potential purchase of Cal Am’s Monterey system assets, and, if feasible, to proceed with a purchase of those assets without an additional public vote. This service territory represents approximately 40,000 customers. See Item 1—Business—Regulated Businesses—Condemnation and Eminent Domain for more information on this matter. In August 2019, the MPWMD’s General Manager issued a report that recommends that the MPWMD board, among other things, (1) evaluate whether the acquisition of the Monterey system assets by the MPWMD is in the public interest and sufficiently satisfies the criterion of “feasible” as provided in Measure J, (2) ensure there is significant potential for cost savings before agreeing to commence an acquisition, and (3) develop more fully alternate operating plans before deciding whether to consider a Resolution of Necessity.
On October 7, 2020, the MPWMD issued a FEIR for the potential acquisition of the Monterey system assets, and on November 4, 2020, the MPWMD certified the FEIR, which purports to analyze the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. On November 25, 2020, Cal Am filed a petition for writ of mandate in Monterey County Superior Court challenging certification of the FEIR, alleging that the MPWMD’s analysis of environmental impacts was inadequate and that certification was improper. This petition remains pending.
West Virginia Elk River Freedom Industries Chemical Spill
See Note 17—Commitments and Contingencies—Contingencies—West Virginia Elk River Freedom Industries Chemical Spill in the Notes to Consolidated Financial Statements for information regarding the final court approval of the global settlement with respect to the January 2014 Freedom Industries, Inc. chemical spill.
Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of the West Relay pumping station located in the City of Dunbar, West Virginia and owned by West Virginia-American Water Company, the Company’s West Virginia subsidiary (“WVAWC”). The failure of the main caused water outages and low pressure for up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking but the water main was usable until June 29, 2015 to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was completed safely on June 30, 2015. Water service was fully restored on July 1, 2015 to all customers affected by this event.

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
On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. On July 14, 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. On August 31, 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. At the request of the parties, on September 10, 2020, the Circuit Court ordered the stay of all matters in the class proceeding pending consideration of this petition. On December 3, 2020, the Supreme Court of Appeals issued an order to show cause stating that there are sufficient grounds for oral argument to consider prohibiting the class certification order. On January 28, 2021, the Supreme Court of Appeals granted a motion by the Jeffries plaintiffs to remand the case back to the Circuit Court for further consideration in light of a recent Supreme Court of Appeals decision issued in another case relating to the class certification issues raised.
The Company and WVAWC believe that WVAWC has meritorious defenses to the claims raised in this class action complaint and WVAWC will continue to vigorously defend itself against these allegations.
Chattanooga, Tennessee Class Action Litigation
On September 12, 2019, Tennessee-American Water Company, the Company’s Tennessee subsidiary (“TAWC”), experienced a leak in a 36-inch water transmission main, which caused service fluctuations or interruptions to TAWC customers and the issuance of a boil water notice. TAWC repaired the main by early morning on September 14, 2019, and restored full water service by the afternoon of September 15, 2019, with the boil water notice lifted for all customers on September 16, 2019.
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and Service Company (collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest.
On November 22, 2019, the Tennessee-American Water Defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted, and, with respect to the Company, a motion to dismiss for lack of personal jurisdiction. After oral argument on the motion to dismiss, on September 18, 2020, the court (i) granted the motion to dismiss the Tennessee Plaintiffs’ negligence claim against all Tennessee-American Water Defendants, (ii) denied the motion to dismiss the breach of contract claim against TAWC, (iii) held in abeyance the motion to dismiss the breach of contract claims against the Company and Service Company pending a further hearing and (iv) held in abeyance the Company’s motion to dismiss the complaint for lack of personal jurisdiction. On September 24, 2020, at the request of the Tennessee Plaintiffs, the court dismissed without prejudice all claims in the Bruce complaint against the Company and Service Company. The collective impact of the September 2020 court orders was that all of the Tennessee Plaintiffs’ claims in this complaint were dismissed, other than the breach of contract claims against TAWC. On October 16, 2020, TAWC answered the complaint, and the parties are commencing with discovery.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since April 23, 2008, the Company’s common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “AWK.” As of February 19, 2021, there were 181,439,255 shares of common stock outstanding held by approximately 2,427 record holders. Holders of the Company’s common stock are entitled to receive dividends when they are declared by its Board of Directors. See Note 10—Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding the Company’s dividends.
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
From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through December 31, 2020, the Company repurchased an aggregate of 4,860,000 shares of its common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program. There were no repurchases of common stock in 2020.
ITEM 6.    SELECTED FINANCIAL DATA

	For the Years Ended December 31,
(In millions, except per share data)	2020	2019	2018	2017	2016
Statement of Operations data:
Operating revenues	$3,777	$3,610	$3,440	$3,357	$3,302
Net income attributable to common shareholders	709	621	567	426	468
Net income attributable to common shareholders per basic common share	$3.91	$3.44	$3.16	$2.39	$2.63
Net income attributable to common shareholders per diluted common share	3.91	3.43	3.15	2.38	2.62
Balance Sheet data:
Total assets	$24,766	$22,682	$21,223	$19,482	$18,482
Long-term debt and redeemable preferred stock at redemption value	9,333	8,644	7,576	6,498	5,759
Other data:
Cash dividends declared per common share	$2.20	$2.00	$1.82	$1.66	$1.50
Net cash provided by operating activities (a) (b)	1,426	1,383	1,386	1,449	1,289
Net cash used in investing activities (b)	(2,061)	(1,945)	(2,036)	(1,672)	(1,590)
Net cash provided by financing activities (a) (b)	1,120	494	726	207	328
Capital expenditures included in net cash used in investing activities	(1,822)	(1,654)	(1,586)	(1,434)	(1,311)
(a)    The information for the year ended December 31, 2016 has been revised to reflect the retrospective application of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted by the Company as of January 1, 2017.
(b)    The information for the year ended December 31, 2016 has been revised to reflect the retrospective application of Accounting Standards Update 2016-18, Restricted Cash, which was adopted by the Company as of December 31, 2017.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements,” Item 1A—Risk Factors and elsewhere in this Form 10-K. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The committee is actively involved in the review and discussion of the Company’s SEC filings. For a discussion and analysis of the Company’s financial statements for fiscal 2019 compared to fiscal 2018, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020.
Overview
American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company employs approximately 7,000 professionals who provide drinking water, wastewater and other related services to over 15 million people in 46 states. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company’s utilities operate in over 1,700 communities in 16 states in the United States, with 3.5 million active customers with services provided by its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by PUCs. The Company also operates market-based businesses that provide water, wastewater and other services to residential and smaller commercial customers, the U.S. government on military installations, as well as municipalities and utility customers, collectively presented as the “Market-Based Businesses.” These Market-Based Businesses are not subject to economic regulation by state PUCs. See Item 1—Business for additional information.
Novel Coronavirus (COVID-19) Pandemic Update
American Water has been monitoring the global impact of COVID-19 pandemic and has taken steps to mitigate adverse impacts to the Company. The Company has three main areas of focus as part of its response to COVID-19: the care and safety of its employees; the safety of its customers and the communities it serves; and the execution of its business continuity plan. American Water continues to work with its vendors to prevent disruptions in its supply chain, and, at this time, has not experienced, and does not anticipate, any material negative impacts. The Company has also been monitoring the impacts of the pandemic on its access to the capital markets, and to the extent such access is adversely affected, American Water may need to consider alternative sources of funding for its operations and for working capital, any of which could increase its cost of capital.
This pandemic continues to evolve, and American Water continues to monitor developments affecting its employees, customers, contractors and vendors and will take additional actions as warranted. To date, the Company has experienced COVID-19 financial impacts, including an increase in uncollectible accounts expense, additional debt costs, and certain incremental operation and maintenance (“O&M”) expenses. The Company has also experienced decreased revenues as a result of the suspension of late fees and foregone reconnect fees. These impacts are collectively referred to as “financial impacts.” See Note 3—Impact of Novel Coronavirus (COVID-19) Pandemic in the Notes to Consolidated Financial Statements for additional information. The extent to which COVID-19 may further impact American Water, including without limitation, its liquidity, financial condition, and results of operations, will depend on future developments, which presently cannot be predicted.

As of February 24, 2021, American Water has commission orders authorizing deferred accounting for COVID-19 financial impacts in 11 of 14 jurisdictions, with proceedings in two jurisdictions pending. In addition to approving deferred accounting, to date, two regulatory jurisdictions have also approved cost recovery mechanisms for specified COVID-19 financial impacts. Regulatory actions to date are presented in the table below:

Commission Actions	Description	States
Orders issued	Allows the Company to establish regulatory assets to record certain financial impacts related to the COVID-19 pandemic.	CA, HI, IA, IL, IN, MD, MO, NJ, PA, VA, WV
Cost recovery mechanisms
California’s Catastrophic Event Memorandum Account allows the Company to track and recover certain financial impacts related to the COVID-19 pandemic. Illinois has authorized cost recovery of COVID-19 financial impacts through a special purpose rider over a 24-month period, which was implemented by the Company’s Illinois subsidiary effective October 1, 2020. Additionally, Illinois approved a bad debt rider tariff on December 16, 2020. This rider will allow the Company to collect actual bad debt expense over last authorized beginning March 2021 over a 24-month period.
CA, IL
Proceedings pending	Pending proceedings considering deferred accounting authorization for the future recovery of COVID-19 financial impacts.	NY, TN
Consistent with these regulatory orders, the Company has recorded $30 million in regulatory assets and $4 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of December 31, 2020. On December 30, 2020, the Company’s Kentucky subsidiary received an order denying its request to defer to a regulatory asset the financial impacts related to the COVID-19 pandemic.
As of February 24, 2021, six states have ordered active moratoria on the suspension of service disconnections due to non-payment. The moratoria on disconnects have expired in eight states. The Company continues to monitor the evolving COVID-19 pandemic and will continue to comply with the current ordered moratoria and any future moratoria implemented.
Financing Activities
To ensure adequate liquidity given the impacts of the COVID-19 pandemic on debt and capital markets, on March 20, 2020, parent company and American Water Capital Corp. (“AWCC”), parent company’s wholly owned finance subsidiary, entered into a Term Loan Credit Agreement that provides for a 364-day term loan facility of up to $750 million (the “Term Loan Facility”). On March 20, 2020, AWCC borrowed $500 million under the Term Loan Facility, the proceeds of which were used for general corporate purposes of AWCC and American Water, and to provide additional liquidity. The Term Loan Facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. See Note 13—Short-Term Debt in the Notes to Consolidated Financial Statements for additional information.
On April 14, 2020, AWCC completed a $1.0 billion debt offering which included the sale of $500 million aggregate principal amount of its 2.80% senior notes due 2030 and $500 million aggregate principal amount of its 3.45% senior notes due 2050. Net proceeds of this offering were used to lend funds to parent company and its regulated subsidiaries, repay various senior notes and regulated subsidiary debt obligations at maturity, repay commercial paper obligations and short-term indebtedness under AWCC’s unsecured revolving credit facility, and for general corporate purposes. See Note 12—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.
The Company sought to take advantage of lower interest rates available in the capital markets in 2020 by refinancing long-term debt, where possible. In 2020, AWCC and the Company’s regulated subsidiaries issued in the aggregate $311 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.60% to 1.20%, maturing in 2023 to 2027. The Company used these proceeds to retire an aggregate of $311 million of long-term debt issues at maturity with annual interest rates ranging from 4.45% to 5.60%.

Financial Results
For the years ended December 31, 2020, 2019 and 2018, diluted earnings per share (GAAP) were $3.91, $3.43 and $3.15, respectively. In 2020, as compared to 2019, diluted earnings per share increased $0.48. This increase was primarily driven by continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth, as well as the benefit from depreciation expense related to the assets of the Company’s New York subsidiary, as required by assets held for sale accounting. Revenues increased as a result of warmer and drier than normal weather during the third quarter of 2020 across several of the Company’s subsidiaries, contributing a benefit of $0.07 per diluted share for 2020. Revenues from the Company’s residential customers increased from many states experiencing work from home activities due to the COVID-19 pandemic, which were largely offset by decreased revenues from the Company’s commercial and industrial customers as a result of the COVID-19 pandemic. Partially offsetting these increases were estimated impacts from the COVID-19 pandemic on HOS from increased claims that likely have resulted from more work from home activity. During the fourth quarter of 2019, the Company recognized a loss of $0.19 per diluted share, relating to the sale of its Keystone operations. Additionally, during the first quarter of 2019, the Company recorded a benefit of $0.01 per diluted share from the reduction of the liability related to the Freedom Industries chemical spill settlement in West Virginia.
Growth—through capital investment in infrastructure and regulated acquisitions, as well as strategic growth opportunities in the Market-Based Businesses
The Company expects to continue to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company also expects to continue to grow the Market-Based Businesses, which leverages its core water and wastewater competencies. In 2020, the Company invested $1.9 billion, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses Growth and Optimization
•$1.8 billion capital investment in the Regulated Businesses, the majority for infrastructure improvements and replacements; and
•$135 million to fund acquisitions in the Regulated Businesses, which added approximately 37,800 water and wastewater customers during 2020, in addition to approximately 14,500 customers added through organic growth during 2020.
During 2021, the Company closed on the acquisition of two regulated water and wastewater systems adding approximately 600 customers, for a total aggregate purchase price of $3 million. As of February 24, 2021, the Company has entered into agreements for pending acquisitions in the Regulated Businesses to add approximately 30,000 additional customers.
Sale of New York American Water Company, Inc.
On November 20, 2019, the Company and the Company’s New York subsidiary entered into a Stock Purchase Agreement with Liberty, pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customers in the State of New York. See Item 1—Business—Regulated Businesses—Sale of New York American Water Company, Inc. for additional information. The assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of December 31, 2020. See Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Market-Based Businesses Growth
MSG was awarded the contract for ownership, operation and maintenance of the water and wastewater systems at Joint Base Lewis-McChord in Washington state, effective September 24, 2020. Joint Base Lewis-McChord is comprised of Fort Lewis and McChord Air Force Base. The joint base has a population of approximately 115,000, comprised of 40,000 active personnel, 60,000 family members and 15,000 civilian and contract employees. The total contract award includes estimated revenues of approximately $771 million over a 50-year period, subject to an annual economic price adjustment.
Future Growth
Looking forward, the Company expects to invest between $10.3 billion to $10.5 billion from 2021 to 2025, and between $22 billion to $25 billion from 2021 to 2030, including $1.9 billion in 2021. The Company’s expected future investments include:
•capital investment for infrastructure improvements in the Regulated Businesses of $8.9 billion over the next five years, and between $19 billion and $21 billion over the next 10 years, including $1.6 billion expected in 2021; and

•growth from acquisitions in the Regulated Businesses to expand the Company’s water and wastewater customer base of between $1.4 billion to $1.6 billion over the next five years, and between $3 billion to $4 billion over the next 10 years, including $300 million expected in 2021.
Presented in the following chart is the estimated allocation of the Company’s expected capital investment for infrastructure improvements in its Regulated Businesses over the next five years, by purpose:

2021 - 2025 Regulated Businesses' Expected Capital Investment of $8.9 billion by Purpose
Other: 4%
System Expansion: 7%
Resiliency: 8%
Water Quality: 8%
Operational Efficiency, Technology & Innovation: 6%
Infrastructure Renewal: 67%

Operational Excellence
The Company’s adjusted regulated O&M efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 34.3% for the year ended December 31, 2020, compared to 34.5% and for the year ended December 31, 2019. The improvement in this ratio reflects the continued focus on operating costs, as well as an increase in operating revenues for the Regulated Businesses.
The Company’s adjusted regulated O&M efficiency ratio is a non-GAAP measure, and is defined by the Company as its operation and maintenance expenses from the Regulated Businesses, divided by the operating revenues from the Regulated Businesses, where both operation and maintenance expenses and operating revenues were adjusted to eliminate purchased water expense. Also excluded from operation and maintenance expenses are the allocable portion of non-operation and maintenance support services costs, mainly depreciation and general taxes, which are reflected in the Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, are categorized within other line items in the accompanying Consolidated Statements of Operations. Additionally, the Company excluded the impact of certain Freedom Industries chemical spill settlement activities recognized in 2018 and 2019 from operation and maintenance expenses (see Note 17—Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information). The items discussed above were excluded from the calculation as they are not reflective of management’s ability to increase the efficiency of the Regulated Businesses.
The Company evaluates its operating performance using this ratio, and believes it is useful to investors because it directly measures improvement in the operating performance and efficiency of the Regulated Businesses. This information is derived from the Company’s consolidated financial information but is not presented in its financial statements prepared in accordance with GAAP. This information supplements and should be read in conjunction with the Company’s GAAP disclosures, and should be considered as an addition to, and not a substitute for, any GAAP measure. The Company’s adjusted regulated O&M efficiency ratio (i) is not an accounting measure that is based on GAAP; (ii) is not based on a standard, objective industry definition or method of calculation; (iii) may not be comparable to other companies’ operating measures; and (iv) should not be used in place of the GAAP information provided elsewhere in this Form 10-K.

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Total operation and maintenance expenses	$1,622	$1,544	$1,479
Less:
Operation and maintenance expenses—Market-Based Businesses	389	393	362
Operation and maintenance expenses—Other	(25)	(31)	(42)
Total operation and maintenance expenses—Regulated Businesses	1,258	1,182	1,159
Less:
Regulated purchased water expenses	149	135	133
Allocation of non-operation and maintenance expenses	41	31	31
Impact of Freedom Industries settlement activities (a)	—	(4)	(20)
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,068	$1,020	$1,015

Total operating revenues	$3,777	$3,610	$3,440
Less:
Operating revenues—Market-Based Businesses	540	539	476
Operating revenues—Other	(18)	(23)	(20)
Total operating revenues—Regulated Businesses	3,255	3,094	2,984
Less:
Regulated purchased water revenues (b)	149	135	133
Other revenue	(7)	—	—
Adjusted operating revenues—Regulated Businesses (ii)	$3,113	$2,959	$2,851

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	34.3%	34.5%	35.6%
(a)    Includes the impact of a settlement in 2018 with one of the Company’s general liability insurance carriers, and a reduction in the first quarter of 2019 of a liability, each related to the Freedom Industries chemical spill.
(b)    The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from general rate cases authorizations that became effective during 2018 through 2020:

(In millions)	2020	2019	2018
General rate cases by state:
New Jersey (a)	$39	$—	$40
Indiana (b)	13	4	—
California (c)	5	4	10
Virginia (d)	(1)	—	—
Kentucky (effective June 28, 2019)	—	13	—
New York (e)	—	4	5
West Virginia (effective February 25, 2019)	—	19	—
Maryland (effective February 5, 2019)	—	1	—
Missouri (effective May 28, 2018)	—	—	33
Pennsylvania (effective January 1, 2018)	—	—	62
Total general rate case authorizations	$56	$45	$150
(a)The $39 million base rate increase was effective on November 1, 2020, which is net of excess accumulated deferred income taxes (“EADIT”) of $15 million being returned to customers. The unprotected EADIT balance of $133 million is being returned to customers over 15 years. The $39 million rate increase was further reduced by a bill credit, for a 10-month period beginning November 1, 2020 for both the protected and unprotected catch up period EADIT of $32.5 million. The catch up period of January 1, 2018 through October 31, 2020 covers the period from when the lower federal tax rate went into effect until new base rates went into effect. The $40 million rate increase was effective on June 15, 2018. As part of the resolution of the general rate case in 2018, the Company’s New Jersey subsidiary’s customers received refunds for the amount of provisional rates implemented as of June 15, 2018 that exceeded the final rate increase plus interest.
(b)The Company’s Indiana subsidiary received an order approving a joint settlement agreement with all major parties with respect to its general rate case filing, authorizing annualized incremental revenues of $4 million in the first rate year, effective July 1, 2019, and $13 million in the second rate year, effective May 1, 2020.
(c)The Company’s California subsidiary received approval for the third year (2020) step increase associated with its most recent general rate case authorization, effective January 1, 2020. In 2019, the step increase was effective May 11, 2019. On December 13, 2018, a settlement in this subsidiary’s general rate case filing was approved, authorizing rates effective January 1, 2018.
(d)The Company’s Virginia subsidiary received an order approving increased water revenues by $1 million, inclusive of Water & Wastewater Infrastructure Service Charge (“WWISC”) revenues of $1 million, and decreased wastewater revenue by $1 million, for a net zero award including WWISC, or an overall decrease of $1 million excluding WWISC. Unprotected EADIT is being returned to customers over eight years, and base rates include a reduction of $1 million for EADIT.
(e)The Company’s New York subsidiary implemented its third step increase associated with its most recent general rate case authorization, effective April 1, 2019.
Due in part to the COVID-19 pandemic, the NYSPSC approved, through a series of orders, the Company’s New York subsidiary’s request to postpone the previously approved step increase, originally scheduled to go into effect April 1, 2020 until May 1, 2021. The orders provided a make whole provision to recover the delayed revenues with no earnings impact. These delays impact rates for all metered and fire customers, which the Company is authorized to recover in a make-whole surcharge beginning May 1, 2021.
Pending General Rate Case Filings
On August 28, 2020, the Company’s Iowa subsidiary filed a general rate case requesting $3 million in annualized incremental revenues. Office of Consumer Advocate (“OCA”) and intervenor direct testimony was filed on December 17, 2020 and cross-reply testimony was filed on December 31, 2020. The Company’s Iowa subsidiary reply testimony was filed on January 14, 2021, and OCA rebuttal testimony was filed on February 8, 2021. Evidentiary hearings are scheduled to start March 3, 2021. An order is anticipated by April 30, 2021 with new rates effective by July 1, 2021.

On June 30, 2020, the Company’s Missouri subsidiary filed a general rate case requesting $78 million in annualized incremental revenues. On August 26, 2020, the Missouri Public Service Commission (the “MPSC”) issued an order setting the test year and adopting a procedural schedule. Revenue requirement direct testimony was submitted on November 24, 2020 for all non-Company parties, and a technical conference was held on December 3, 2020. Cost of service and rate design direct testimony was submitted on December 9, 2020 for all non-Company parties. Rebuttal testimony was submitted on January 15, 2021 for revenue requirement and on January 22, 2021 for rate design, and true-up data was filed on January 29, 2021, which included known and measurable changes through December 31, 2020. Settlement conferences commenced on February 16, 2021. A Motion to Suspend Procedural Schedule was filed on February 23, 2021 with the MPSC by all parties to the proceeding. The MPSC issued an order effective February 24, 2021 suspending the procedural schedule to allow for either a stipulation and agreement or a status report to be filed no later than February 26, 2021.
On April 29, 2020, the Company’s Pennsylvania subsidiary filed a general rate case requesting $92 million and $46 million in annualized incremental revenues for rate year 1 and rate year 2, respectively. On October 30, 2020, the Company’s Pennsylvania subsidiary and the Bureau of Investigation and Enforcement entered into a settlement agreement providing for a total annualized revenue increase of $71 million over a two-year period. In November 2020, the Company’s Pennsylvania subsidiary and the remaining active parties in the case presented their positions in briefs to the Administrative Law Judge, who issued to the Pennsylvania Public Utility Commission (the “PaPUC”) a recommended decision approving the settlement. The procedural schedule in this case was extended to March 15, 2021. The Company expects the PaPUC to issue a final order in the near term, and once approved by the PaPUC, new water and wastewater rates will be effective January 28, 2021.
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $26 million in annualized incremental revenues for 2021 and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100 day update for the same proceeding and updated the request to $27 million in annualized incremental revenues for 2021, and increases of $10 million and $10 million in the escalation year of 2022 and the attrition year of 2023, respectively. On September 10, 2020, the CPUC approved the Company’s California subsidiary’s motion for interim rates, establishing a memorandum account to track the difference between interim and final rates adopted by the CPUC in this proceeding, which were effective on January 1, 2021. Following settlement discussions among all parties to the proceeding, on January 22, 2021 and January 25, 2021, the Company’s California subsidiary filed with the CPUC a comprehensive settlement entered into among the Company’s California subsidiary, the Public Advocates Office, and other intervenors. These settlement agreements resolved all matters in dispute among the parties to the settlements. These settlements as well as resolution of issues raised by non-settling parties are now before the CPUC for approval.
On January 22, 2020, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2021. On March 12, 2020, the CPUC granted the request for a one year extension of the cost of capital filing to May 1, 2021, to set its authorized cost of capital beginning January 1, 2022. On January 5, 2021, the Company’s California subsidiary submitted a request to further delay by one year its cost of capital filing and maintain the authorized cost of capital through 2022. On February 22, 2021, the CPUC denied the request to further delay the cost of capital filing. The Company’s California subsidiary will submit a cost of capital application by May 1, 2021, with a new authorized cost of capital beginning January 1, 2022.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from infrastructure surcharge authorizations that became effective during 2018 through 2020:

(In millions)	2020	2019	2018
Infrastructure surcharges by state:
Missouri (a)	$12	$14	$6
Pennsylvania (b)	27	11	—
Kentucky (effective July 1, 2020)	1	—	—
New Jersey (c)	20	15	—
Tennessee (effective January 1, 2020, September 1, 2019 and April 10, 2018)	2	1	1
Illinois (effective January 1, 2020, January 1, 2019 and January 1, 2018)	7	8	3
West Virginia (effective January 1, 2020, January 1, 2019 and January 1, 2018)	3	2	3
New York (effective August 1, 2019)	—	2	—
Indiana (effective March 14, 2018)	—	—	7
Virginia (effective March 1, 2018)	—	—	1
Total infrastructure surcharge authorizations	$72	$53	$21
(a)In 2020, $2 million was effective December 14 and $10 million was effective June 27. In 2019, $5 million was effective December 21 and $9 million was effective June 24. In 2018, the effective date was December 15.
(b)In 2020, $8 million was effective October 1, $4 million was effective July 1, $5 million was effective April 1 and $10 million was effective January 1. In 2019, $6 million was effective October 1, $3 million was effective July 1 and $2 million was effective April 1.
(c)In 2020, $10 million was effective June 29 and $10 million was effective January 1. In 2019, the effective date was July 1.
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from infrastructure surcharge authorizations that became effective after January 1, 2020:

(In millions)	Amount
Infrastructure surcharge filings by state:
Pennsylvania (effective January 1, 2021)	$8
Illinois (effective January 1, 2021)	7
West Virginia (effective January 1, 2021)	5
Tennessee (effective January 1, 2021)	3
Total infrastructure surcharge filings	$23
Pending Infrastructure Surcharge Filings
On January 15, 2021, the Company’s Indiana subsidiary filed for an infrastructure surcharge requesting $8 million in additional annualized revenues.
On May 29, 2020, the Company’s New York subsidiary filed for an infrastructure surcharge requesting $1 million in additional annualized revenues. New rates related to this infrastructure surcharge were first deferred until January 1, 2021. Thereafter, on December 30, 2020, the NYSPSC ordered the postponement of rate changes until May 1, 2021, which will be recoverable, with interest, through a separate, make-whole recovery mechanism commencing May 1, 2021 through March 31, 2022.

Tax Matters
CARES Act
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes certain tax relief provisions applicable to the Company including: (i) the immediate refund of the corporate alternative minimum tax credit; (ii) the ability to carryback net operating losses for five years for tax years 2018 through 2020; and (iii) delayed payment of employer payroll taxes. The CARES Act did not have a material impact on the Company’s Consolidated Financial Statements.
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Code, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018. The enactment of the TCJA required a re-measurement of the Company’s deferred income taxes. The portion of this re-measurement related to the Regulated Businesses was substantially offset by a regulatory liability as EADIT will be used to benefit the Company’s regulated customers in future rates. Nine of the Company’s regulated subsidiaries are amortizing EADIT and crediting customers, including one which is using the EADIT to offset future infrastructure investments. The Company expects the timing of the amortization of EADIT credits by the five remaining regulated subsidiaries to be addressed in pending or future rate cases or other proceedings. When crediting EADIT to the customer, the Company records both a reduction to revenue and a reduction to income tax expense, having no material impact on net income.
Federal Net Operating Loss
The Company had a federal NOL carryover balance of $366 million as of December 31, 2020 that is expected to be fully utilized during 2021, after which time the Company expects that it will become a cash taxpayer for federal income tax purposes.
Legislative Updates
During 2020, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of February 24, 2021:
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
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Years Ended December 31,
	2020	2019	2018
(In millions)
Operating revenues	$3,777	$3,610	$3,440
Operating expenses:
Operation and maintenance	1,622	1,544	1,479
Depreciation and amortization	604	582	545
General taxes	303	280	277
Loss (gain) on asset dispositions and purchases	—	34	(20)
Impairment charge	—	—	57
Total operating expenses, net	2,529	2,440	2,338
Operating income	1,248	1,170	1,102
Other income (expense):
Interest, net	(395)	(382)	(350)
Non-operating benefit costs, net	49	16	20
Other, net	22	29	15
Total other income (expense)	(324)	(337)	(315)
Income before income taxes	924	833	787
Provision for income taxes	215	212	222
Consolidated net income	709	621	565
Net loss attributable to noncontrolling interest	—	—	(2)
Net income attributable to common shareholders	$709	$621	$567
Segment Results of Operations
The Company’s operating segments are comprised of the revenue-generating components of its business for which separate financial information is internally produced and regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its business primarily through one reportable segment, the Regulated Businesses segment. The Company also operates market-based businesses that, individually, do not meet the criteria of a reportable segment in accordance with GAAP, and are collectively presented as the Market-Based Businesses, which is consistent with how management assesses the results of these businesses. For a discussion and analysis of the Company’s financial statements for fiscal 2019 compared to fiscal 2018, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020.

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Years Ended December 31,
	2020	2019	2018
(In millions)
Operating revenues	$3,255	$3,094	$2,984
Operation and maintenance	1,258	1,182	1,159
Depreciation and amortization	562	529	500
General taxes	285	262	261
(Gain) on asset dispositions and purchases	(3)	(10)	(7)
Other income (expenses)	(221)	(262)	(247)
Income before income taxes	932	869	826
Provision for income taxes	217	215	224
Net income attributable to common shareholders	715	654	602
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Years Ended December 31,
	2020	2019	2018
(In millions)
Water services:
Residential	$1,895	$1,735	$1,663
Commercial	627	639	616
Fire service	147	142	137
Industrial	133	138	136
Public and other	226	230	216
Total water services	3,028	2,884	2,768
Wastewater services:
Residential	134	119	115
Commercial	34	31	30
Industrial	3	3	2
Public and other	14	14	14
Total water services	185	167	161
Other (a)	42	43	55
Total operating revenues	$3,255	$3,094	$2,984
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Years Ended December 31,
	2020	2019	2018
(Gallons in millions)
Billed water services volumes:
Residential	178,753	167,470	172,827
Commercial	75,875	81,268	82,572
Industrial	34,875	37,242	38,432
Fire service, public and other	49,031	50,501	50,651
Total billed water services volumes	338,534	336,481	344,482
In 2020, as compared to 2019, operating revenues increased $161 million primarily due to: (i) $122 million increase from authorized rate increases, including infrastructure surcharges, principally from infrastructure investment in various states; (ii) $36 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; (iii) $16 million increase in demand, primarily driven by (a) weather, including warmer and drier than normal weather in the third quarter of 2020 and unusually wet weather conditions experienced in the Northeast and Midwest during the second quarter of 2019, and (b) increases in demand from the Company’s residential customers in several states due to an increase in work from home activities resulting from the COVID-19 pandemic, substantially offset by decreases in demand from the Company’s commercial and industrial customers due to the COVID-19 pandemic; and (iv) $13 million decrease in other operating revenues due to EADIT being returned to customers, including in the Company’s New Jersey subsidiary as part of the general rate case which became effective on November 1, 2020.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense, with explanations for material variances provided in the ensuing discussions:

	For the Years Ended December 31,
	2020	2019	2018
(In millions)
Employee-related costs	$495	$462	$451
Production costs	335	317	313
Operating supplies and services	242	237	227
Maintenance materials and supplies	84	74	81
Customer billing and accounting	58	55	60
Other	44	37	27
Total	$1,258	$1,182	$1,159
Employee-Related Costs

	For the Years Ended December 31,
	2020	2019	2018
(In millions)
Salaries and wages	$382	$363	$349
Group insurance	65	60	57
Pensions	20	12	19
Other benefits	28	27	26
Total	$495	$462	$451
In 2020, as compared to 2019, employee-related costs increased $33 million primarily due to: (i) $19 million increase in salaries and wages from higher headcount and related compensation expense supporting growth in the businesses; (ii) $5 million increase in group insurance due to higher premiums in 2020; and (iii) $8 million increase in pension service costs.

Production Costs

	For the Years Ended December 31,
	2020	2019	2018
(In millions)
Purchased water	$149	$135	$133
Fuel and power	88	90	91
Chemicals	57	54	52
Waste disposal	41	38	37
Total	$335	$317	$313
In 2020, as compared to 2019, production costs increased $18 million primarily due to an increase in purchased water.
Operating Supplies and Services
In 2020, as compared to 2019, operating supplies and services increased $5 million primarily due to technology services.
Maintenance Materials and Supplies
In 2020, as compared to 2019, maintenance materials and supplies increased $10 million primarily due to an increase in planned deferred maintenance and tank painting projects in the Company’s New Jersey subsidiary and an increase in other maintenance costs across several of the Company’s subsidiaries.
Other (Operation and Maintenance)
In 2020, as compared to 2019, other (operation and maintenance) increased $7 million primarily due to a $4 million reduction to the liability related to the Freedom Industries chemical spill, recorded in the first quarter of 2019 and higher property insurance premiums during 2020.
Depreciation and Amortization
In 2020, as compared to 2019, depreciation and amortization increased $33 million primarily due to additional utility plant placed in service, partially offset by the pre-tax benefit of $14 million for the year ended December 31, 2020, from depreciation expense not recorded related to the assets of the Company’s New York subsidiary, as required by assets held for sale accounting.
Other Income (Expenses)
In 2020, as compared to 2019, other income (expenses) increased $41 million primarily due to the reduction in the non-service cost components of pension and other postretirement benefits expense resulting from higher asset returns.

Market-Based Businesses
Presented in the table below is information for the Market-Based Businesses, with explanations for material variances provided in the ensuing discussions:

	For the Years Ended December 31,
	2020	2019	2018
(In millions)
Operating revenues	$540	$539	$476
Operation and maintenance	389	393	362
Depreciation and amortization	26	37	29
Loss (gain) on asset dispositions and purchases	1	44	(13)
Impairment charge	—	—	57
Income before income taxes	120	66	41
Provision for income taxes	29	20	11
Net loss attributable to noncontrolling interest	—	—	(2)
Net income attributable to common shareholders	91	46	32
Operating Revenues
In 2020, as compared to 2019, operating revenues increased $1 million primarily due to: (i) $49 million increase in MSG from increased capital upgrades, and the addition of two new military contracts in 2019 (Joint Base San Antonio and the United States Military Academy at West Point, New York); (ii) $14 million increase in HOS primarily from price increases for existing customers and contract growth; (iii) $48 million decrease from the sale of the Company’s Keystone operations in the fourth quarter of 2019; (iv) $9 million decrease from the expiration of the Company’s contract with the Township of Edison, New Jersey in 2019; and (v) $5 million decrease from the sale and termination of several of CSG’s O&M contracts during 2019.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Market-Based Businesses’ operating and maintenance expense:

	For the Years Ended December 31,
	2020	2019	2018
(In millions)
Operating supplies and services	$148	$128	$142
Maintenance materials and supplies	114	109	69
Employee-related costs	90	109	104
Production costs	21	29	32
Other	16	18	15
Total	$389	$393	$362
Depreciation and Amortization
In 2020, as compared to 2019, depreciation and amortization decreased $11 million primarily due to the sale of the Company’s Keystone operations in the fourth quarter of 2019.
Loss (Gain) on Asset Dispositions and Purchases
During the fourth quarter of 2019, the Company recognized a pre-tax loss on sale of $44 million, or $35 million after-tax, relating to the sale of its Keystone operations. See Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Provision for Income Taxes
In 2020, as compared to 2019, provision for income taxes increased $9 million primarily due to an increase in pre-tax income.

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
If these business, market, financial and other conditions deteriorate to the extent that the Company is no longer able to access the capital markets on reasonable terms, AWCC has access to an unsecured revolving credit facility that expires in March 2025 with aggregate bank commitments of $2.25 billion. The facility is used principally to fulfill the Company’s short-term liquidity needs by supporting AWCC’s $2.10 billion commercial paper program and to provide a sublimit of up to $150 million for letters of credit. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment under the facility by up to $500 million.
In order to meet short-term liquidity needs, AWCC issues commercial paper that is supported by its revolving credit facility. As of December 31, 2020, AWCC had no outstanding borrowings and $76 million of outstanding letters of credit under its revolving credit facility, with $1.39 billion available to fulfill its short-term liquidity needs and to issue letters of credit. The Company believes that its ability to access the debt and equity capital markets, the revolving credit facility and cash flows from operations will generate sufficient cash to fund the Company’s short-term requirements. The Company believes it has sufficient liquidity and the ability to manage its expenditures, should there be a disruption of the capital and credit markets. However, there can no assurance that the lenders will be able to meet existing commitments to AWCC under the revolving credit facility, or that AWCC will be able to access the commercial paper or loan markets in the future on acceptable terms or at all. See Credit Facilities and Short-Term Debt below for additional information.
To ensure adequate liquidity given the impacts of the COVID-19 pandemic on debt and capital markets, on March 20, 2020, AWCC entered into a Term Loan Credit Agreement, by and among parent company, AWCC and the lenders party thereto, which provided for the Term Loan Facility of up to $750 million. On March 20, 2020, AWCC borrowed $500 million under the Term Loan Facility, the proceeds of which were used for general corporate purposes of AWCC and American Water, and to provide additional liquidity. The Term Loan Facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. The Term Loan Facility commitments terminate on March 19, 2021. As of December 31, 2020, $500 million of principal was outstanding under the Term Loan Facility.
The Company uses its capital resources, including cash, primarily to (i) fund operating and capital requirements, (ii) pay interest and meet debt maturities, (iii) pay dividends, (iv) fund acquisitions, (v) fund pension and postretirement benefit obligations, and (vi) the Company estimates, during 2021, to begin to pay federal income taxes. The Company invests a significant amount of cash on regulated capital projects where it expects to earn a long-term return on investment. Additionally, the Company operates in rate regulated environments in which the amount of new investment recovery may be limited, and where such recovery generally takes place over an extended period of time, and certain capital recovery is also subject to regulatory lag. See Item 1—Business—Regulated Businesses—Regulation and Rate Making for additional information. The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the next five years through a combination of long-term debt and equity. If necessary, the Company may delay certain capital investments or other funding requirements, or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. The Company’s future cash flows provided by operating activities will be affected by, among other things: the Company’s customers’ ability to pay for service in a timely manner, economic utility regulation inflation; compliance with environmental, health and safety standards; production costs; maintenance costs; customer growth; declining customer usage of water; employee-related costs, including pension funding; weather and seasonality; taxes; and overall economic conditions.

Cash flows provided by operating activities have been a reliable, steady source of funding, sufficient to meet operating requirements and fund the majority of the Company’s capital investments. The Company expects to seek access to debt and equity capital markets to meet the balance of its capital investment, if any, and fund its dividend payments, as needed. Operating cash flows can be negatively affected by changes in the Company’s rate regulated environments, changes in the Market-Based Businesses, changes in the economy, interest rates, the timing of tax payments, and the Company’s customers’ ability to pay for service in a timely manner, among other items. The Company can provide no assurance that its customers’ historical payment pattern will continue in the future. The Company’s current liabilities may exceed current assets mainly from debt maturities due within one year and the use of short-term debt as a funding source, primarily to meet scheduled maturities of long-term debt, fund acquisitions and construction projects, as well as cash needs which can fluctuate significantly due to the seasonality of the business. The Company addresses cash timing differences through the aforementioned liquidity funding mechanisms.
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Net income	$709	$621	$565
Add (less):
Depreciation and amortization	604	582	545
Deferred income taxes and amortization of investment tax credits	207	208	195
Non-cash impairment charge	—	—	57
Other non-cash activities (a)	—	38	56
Changes in working capital (b)	(49)	(1)	30
Settlement of cash flow hedges	(6)	(30)	—
Pension and postretirement healthcare contributions	(39)	(31)	(22)
Impact of Freedom Industries settlement activities	—	(4)	(40)
Net cash flows provided by operating activities	$1,426	$1,383	$1,386
(a)Includes provision for losses on accounts receivable, loss (gain) on asset dispositions and purchases, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.
(b)Changes in working capital include changes to receivables and unbilled revenues, accounts payable and accrued liabilities, and other current assets and liabilities, net, less the settlement of cash flow hedges.
In 2020, cash flows provided by operating activities increased $43 million, primarily due to an increase in net income and the decrease in cash paid for the settlement of cash flow hedges in 2020 compared to the prior year in connection with AWCC’s 2020 and 2019 debt offerings. The main factors contributing to the increase in net income are described in “Consolidated Results of Operations” and “Segment Results of Operations” above. Partially offsetting these increases was a change in working capital, primarily resulting from the following: (i) an increase in accounts receivable, net due to increased revenues compared to the same period in the prior year and the impact of the COVID-19 pandemic in 2020; (ii) an increase in unbilled revenues as a result of MSG achieving significant capital project milestones during 2020; (iii) a decrease in accounts payable and accrued liabilities due to the timing of both capital projects and invoices; and (iv) a partial offset due to the change in other current assets.
The Company expects to make pension contributions to the plan trusts of $37 million in 2021. In addition, the Company estimates that contributions will amount to $37 million, $35 million, $33 million and $30 million in 2022, 2023, 2024 and 2025, respectively. Actual amounts contributed could change materially from these estimates as a result of changes in assumptions and actual investment returns, among other factors.

Cash Flows Used in Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Capital expenditures	$(1,822)	$(1,654)	$(1,586)
Acquisitions, net of cash acquired	(135)	(235)	(398)
Proceeds from sale of assets	2	48	35
Removal costs from property, plant and equipment retirements, net	(106)	(104)	(87)
Net cash flows used in investing activities	$(2,061)	$(1,945)	$(2,036)
In 2020, cash flows used in investing activities increased $116 million primarily due to continued investment across all infrastructure categories, mainly replacement and renewal of transmission and distribution and treatment and pumping infrastructure in the Company’s Regulated Businesses, as discussed below. Additionally, proceeds from the sale of assets were higher in 2019 compared to 2020, due to the sale of Keystone for $31 million, in the fourth quarter of 2019. Partially offsetting these increases was a decrease in acquisitions in 2020 compared to 2019.
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
Presented in the table below is a summary of the Company’s capital expenditures by category:

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Transmission and distribution	$704	$661	$572
Treatment and pumping	306	190	231
Services, meter and fire hydrants	333	346	303
General structure and equipment	299	234	371
Sources of supply	54	83	26
Wastewater	126	140	83
Total capital expenditures	$1,822	$1,654	$1,586
In 2020, the Company’s capital expenditures increased $168 million primarily due to investment in transmission and distribution and treatment and pumping infrastructure.
The Company also grows its business primarily through acquisitions of water and wastewater systems, as well as other water-related services. These acquisitions are generally located in geographic proximity to the Company’s existing Regulated Businesses and support continued geographical diversification and growth of its operations. Generally, acquisitions are funded initially with short-term debt, and later refinanced with long-term financing, once reflected in rate base. During 2020, the Company paid $135 million for the acquisition of 23 water and wastewater systems, representing in the aggregate approximately 37,800 customers.
As previously noted, the Company expects to invest between $10.3 billion to $10.5 billion from 2021 to 2025, with $8.9 billion of this range for infrastructure improvements in the Regulated Businesses, and between $22 billion to $25 billion from 2021 to 2030. In 2021, the Company expects to invest $1.9 billion, with $1.6 billion for infrastructure improvements and $300 million for acquisitions in the Regulated Businesses.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by financing activities:

	For the Years Ended December 31,
	2020	2019	2018
(In millions)
Proceeds from long-term debt	$1,334	$1,530	$1,358
Repayments of long-term debt	(342)	(495)	(526)
Proceeds from term loan	500	—	—
Net repayments of short-term borrowings	(5)	(178)	60
Proceeds from issuance of common stock	—	—	183
Dividends paid	(389)	(353)	(319)
Anti-dilutive stock repurchases	—	(36)	(45)
Other financing activities, net (a)	22	26	15
Net cash flows provided by financing activities	$1,120	$494	$726
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment plan, net of taxes paid, advances and contributions in aid of construction, net of refunds, and debt issuance costs and make-whole premiums on early debt redemption.
In 2020, cash flows provided by financing activities increased $626 million, primarily due to the $500 million borrowed under the Term Loan Facility during the first quarter of 2020, lower net repayments of commercial paper borrowings and no anti-dilutive stock repurchases in 2020, partially offset by higher dividends paid in 2020.
The Company’s financing activities, primarily focused on funding regulated infrastructure expenditures, regulated and market-based acquisitions and payment of dividends. These activities included the issuance of long-term and short-term debt, primarily through AWCC and in 2018, an equity issuance to fund approximately 50% of the purchase price of the Pivotal acquisition. Based on the needs of the Regulated Businesses and the Company, AWCC may borrow funds or issue its debt in the capital markets and then, through intercompany loans, provide those borrowings to the Regulated Businesses and parent company. The Regulated Businesses and parent company are obligated to pay their portion of the respective principal and interest to AWCC, in the amount necessary to enable AWCC to meet its debt service obligations. Parent company’s borrowings are not a source of capital for the Regulated Businesses, therefore, parent company is not able to recover the interest charges on its debt through regulated water and wastewater rates. As of December 31, 2020, AWCC has made long-term fixed rate loans and commercial paper loans to the Regulated Businesses amounting to $5.4 billion and $718 million, respectively, in addition to the $500 million outstanding on the Term Loan Facility. Additionally, as of December 31, 2020, AWCC has made long-term fixed rate loans and commercial paper loans to parent company amounting $2.8 billion and $68 million, respectively. As of December 31, 2020, parent company has made long-term fixed rate loans to the Market-Based Businesses amounting to $183 million related to the acquisition of Pivotal on June 4, 2018.
On April 14, 2020, AWCC completed a $1.0 billion debt offering which included the sale of $500 million aggregate principal amount of its 2.80% Senior Notes due 2030 and $500 million aggregate principal amount of its 3.45% Senior Notes due 2050. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $989 million. AWCC used the net proceeds to: (i) lend funds to parent company and its regulated subsidiaries; (ii) fund sinking fund payments for, and to repay at maturity, $28 million in aggregate principal amount of outstanding long-term debt of AWCC and certain of the Company’s regulated subsidiaries; (iii) repay AWCC’s commercial paper obligations and short-term indebtedness under AWCC’s $2.25 billion unsecured revolving credit facility; and (iv) for general corporate purposes.
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

On April 8, 2020, the Company terminated four treasury lock agreements with an aggregate notional amount of $400 million, realizing a net loss of $6 million, to be amortized through interest, net over a ten-year period, in accordance with the terms of the new debt issued on April 14, 2020. No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2020 and 2019.
The Company sought to take advantage of lower interest rates available in the capital markets in 2020 by refinancing long-term debt, where possible. In 2020, AWCC and the Company’s regulated subsidiaries issued in the aggregate $311 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.60% to 1.20%, maturing in 2023 to 2027. The Company used these proceeds to retire an aggregate of $311 million of long-term debt issues at maturity with annual interest rates ranging from 4.45% to 5.60%.
In May 2018, parent company and AWCC filed with the SEC a universal shelf registration statement that enables the Company to meet its capital needs through the offer and sale to the public from time to time of an unlimited amount of various types of securities, including American Water common stock, preferred stock, and other equity and hybrid securities, and AWCC debt securities, all subject to market conditions and demand, general economic conditions, and as applicable, rating status. The shelf registration statement will expire in May 2021. During 2020, 2019 and 2018, $1.00 billion, $1.10 billion, and $1.33 billion, respectively, of debt securities were issued under this registration statement. Additionally, during 2018 under this registration statement, the Company issued 2.32 million shares of its common stock for aggregate net proceeds of $183 million.
Presented in the table below are the issuances of long-term debt in 2020:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC (a)	Senior notes—fixed rate	2.80%-3.45%	3.13%	2030-2050	$1,000
AWCC (a) (b)	Private activity bonds and government funded debt—fixed rate	0.60%-0.70%	0.42%	2023-2023	86
Other American Water subsidiaries	Private Activity Mortgage Bonds	0.85%-1.20%	1.10%	2023-2027	225
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	0.16%	2021-2048	23
Total issuances					$1,334
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a guarantee by parent company of AWCC’s payment obligations under such indebtedness. See “—Issuer and Guarantor of Senior Notes” below.
(b)This indebtedness has a mandatory redemption provision callable in 2023.
Presented in the table below are the retirements and redemptions of long-term debt in 2020 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-5.38%	5.29%	2020-2031	$87
Other American Water subsidiaries	Private activity mortgage bonds	4.45%-5.60%	5.19%	2020	225
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.60%	2.08%	2020-2048	15
Other American Water subsidiaries	Mortgage bonds	3.92%-9.71%	7.83%	2020-2021	13
Other American Water subsidiaries	Mandatory redeemable preferred stock	8.49%-9.18%	8.64%	2031-2036	2
Total retirements and redemptions					$342
From time to time and as market conditions warrant, the Company may engage in long-term debt retirements through tender offers, open market repurchases or other viable alternatives.

Issuer and Guarantor of Senior Notes
The outstanding senior notes issued by AWCC, the wholly owned finance subsidiary of parent company, have been issued under two indentures, each by and between AWCC and Wells Fargo Bank, National Association, as trustee, providing for the rights and obligations of the parties thereto and the holders of the notes issued thereunder. The senior notes also have been issued with the benefit of a support agreement, as amended, between parent company and AWCC, which serves as the functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under the senior notes. No other subsidiary of parent company provides guarantees for any of the outstanding senior notes. If AWCC is unable to make timely payment of any interest, principal or premium, if any, on such senior notes, parent company will provide to AWCC, at its request or the request of any holder of such senior notes, funds to make such payment in full. If AWCC fails or refuses to take timely action to enforce certain rights under the support agreement or if AWCC defaults in the timely payment of any amounts owed to any holder of such senior notes, when due, the support agreement provides that the holder may proceed directly against parent company to enforce such rights or to obtain payment of the defaulted amounts owed to that holder.
As a wholly owned finance subsidiary of parent company, AWCC has no significant assets other than obligations of parent company and certain of its subsidiaries in its Regulated Businesses segment to repay certain intercompany loans made to them by AWCC. AWCC’s ability to make payments of amounts owed to holders of the senior notes will be dependent upon AWCC’s receipt of sufficient payments of amounts owed pursuant to the terms of such intercompany loans and from its ability to issue indebtedness or otherwise obtain loans in the future, the proceeds of which would be used to fund the repayment of the senior notes.
Because parent company is a holding company and substantially all of its operations are conducted through its subsidiaries other than AWCC, parent company’s ability to fulfill its obligations under the support agreement will be dependent upon its receipt of sufficient cash dividends or distributions from its operating subsidiaries. See Note 10—Shareholders’ Equity—Dividends and Distributions, in the Notes to the Consolidated Financial Statements for a summary of the limitations on parent company and its subsidiaries to pay dividends or make distributions. Furthermore, parent company’s operating subsidiaries are separate and distinct legal entities and, other than AWCC, have no obligation to make any payments on the senior notes or to make available or provide any funds for such payment, other than through their repayment obligations under intercompany loans, if any, with AWCC. Based on the foregoing, parent company’s obligations under the support agreement will be effectively subordinated to all indebtedness and other liabilities, including trade payables, lease commitments and moneys borrowed or other indebtedness incurred or issued by parent company’s subsidiaries other than AWCC.
Credit Facilities and Short-Term Debt
AWCC has an unsecured revolving credit facility of $2.25 billion that expires in March 2025. In April 2020, AWCC and its lenders agreed to extend the termination date of the credit agreement with respect to AWCC’s revolving credit facility pursuant to its terms from March 2024 to March 2025. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million.
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
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31,:

	2020
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2020	$1,314	$74	$1,388
(a)Total remaining availability of $1.39 billion as of December 31, 2020 may be accessed through revolver draws.

	2019
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2019	$1,314	$74	$1,388
(a)Total remaining availability of $1.39 billion as of December 31, 2019 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of December 31, 2020 and 2019:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of December 31, 2020	$547	$1,388	$1,935
Available liquidity as of December 31, 2019	60	1,388	1,448
The weighted average interest rate on AWCC short-term borrowings for the years ended December 31, 2020 and 2019 was approximately 1.16% and 2.54%, respectively.
Capital Structure
Presented in the table below is the percentage of the Company’s capitalization represented by the components of its capital structure as of December 31:

	2020	2019	2018
Total common shareholders’ equity	37.1%	39.2%	40.4%
Long-term debt and redeemable preferred stock at redemption value	53.6%	55.6%	52.4%
Short-term debt and current portion of long-term debt	9.3%	5.2%	7.2%
Total	100%	100%	100%
The changes in the capital structure between periods were mainly attributable to an increase in long-term debt, and the $500 million borrowed under the Term Loan Facility during 2020, which is scheduled to terminate on March 19, 2021.
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
Covenants in certain long-term notes, the Term Loan Facility and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On December 31, 2020, the Company’s ratio was 0.63 to 1.00 and therefore the Company was in compliance with the covenants.

Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of February 24, 2021 as issued by the following rating agencies:

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
Dividends and Regulatory Restrictions
For discussion of the Company’s dividends, dividend restrictions and dividend policy, see Note 10—Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information.
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

Regulation and Regulatory Accounting
The Company’s regulated utilities are subject to regulation by PUCs and, as such, the Company follows the authoritative accounting principles required for rate regulated utilities, which requires the Company to reflect the effects of rate regulation in its Consolidated Financial Statements. Use of this authoritative guidance is applicable to utility operations that meet the following criteria: (i) third-party regulation of rates; (ii) cost-based rates; and (iii) a reasonable assumption that rates will be set to recover the estimated costs of providing service, plus a return on net investment, or rate base. As of December 31, 2020, the Company concluded that the operations of its utilities met the criteria.
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
As of December 31, 2020 and 2019, the Company’s regulatory asset balance was $1.1 billion and $1.1 billion, respectively, and its regulatory liability balance was $1.8 billion and $1.8 billion, respectively. See Note 4—Regulatory Matters in the Notes to Consolidated Financial Statements for further information regarding the Company’s significant regulatory assets and liabilities..
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
Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations, failure to successfully implement tax planning strategies and recovery of taxes through the regulatory process for the Regulated Businesses, as well as results of audits and examinations of filed tax returns by taxing authorities. The resulting tax balances as of December 31, 2020 and 2019 are appropriately accounted for in accordance with the applicable authoritative guidance; however, the ultimate outcome of tax matters could result in favorable or unfavorable adjustments to the Consolidated Financial Statements and such adjustments could be material. See Note 15—Income Taxes in the Notes to Consolidated Financial Statements for additional information regarding income taxes.
Accounting for Pension and Postretirement Benefits
The Company maintains noncontributory defined benefit pension plans covering eligible employees of its regulated utility and shared service operations. See Note 16—Employee Benefits in the Notes to Consolidated Financial Statements for additional information regarding the description of and accounting for the defined benefit pension plans and postretirement benefit plans.
The Company’s pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to its actuaries, including the discount rate and expected long-term rate of return on plan assets. Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions as well as fluctuations in plan assets. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of pension and other postretirement benefit expense that the Company recognizes. The primary assumptions are:
•Discount Rate—The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.
•Expected Return on Plan Assets (“EROA”)—Management projects the future return on plan assets considering prior performance, but primarily based upon the plans’ mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs the Company records currently.
•Rate of Compensation Increase—Management projects employees’ pay increases, which are used to project employees’ pension benefits at retirement.
•Health Care Cost Trend Rate—Management projects the expected increases in the cost of health care.
•Mortality— Management adopted the Society of Actuaries Pri-2012 mortality base table, the most recent table developed from private pension plan experience, which provides rates of mortality in 2012 and adopted the new MP-2020 mortality improvement scale to gradually adjust future mortality rates downward due to increased longevity in each year after 2012.
The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. The Company uses an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 2.74%, 3.44% and 4.38% at December 31, 2020, 2019 and 2018, respectively. The discount rate for determining other postretirement benefit obligations was 2.56%, 3.36% and 4.32% at December 31, 2020, 2019 and 2018, respectively.
In selecting an EROA, the Company considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term EROA assumption used in calculating pension cost was 6.50% for 2020, 6.20% for 2019, and 5.95% for 2018. The weighted average EROA assumption used in calculating other postretirement benefit costs was 3.68% for 2020, 3.56% for 2019 and 4.77% for 2018.

Presented in the table below are the allocations of the pension plan assets by asset category:

	2021 Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category		2020	2019
Equity securities	43%	49%	45%
Fixed income	50%	45%	48%
Real Estate	5%	6%	7%
Real estate investment trusts (“REITs”)	2%	—%	—%
Total	100%	100%	100%
Postretirement Medical Bargaining Plan Changes
On July 31, 2018, a five-year national benefits agreement was ratified, covering, as of July 31, 2018, approximately 3,200 of the Company’s union-represented employees. Most of the benefits under this new agreement became effective on January 1, 2019, and include, among other things, union-represented employees’ participation in the Company’s cash-based annual performance plan, additional medical plan options and changes to certain retiree medical benefits, which required the Company to remeasure its other postretirement benefit plan obligation during the third quarter of 2018.
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
On August 31, 2018, the Postretirement Medical Benefit Plan was remeasured to reflect this plan change. The plan change resulted in a $175 million reduction in future benefits payable to plan participants, and, in combination with other experience reflected as of the remeasurement date, resulted in a $227 million reduction to the net accumulated postretirement benefit obligation. As of December 31, 2020, the remaining amortization period of the impact of the plan amendment is 7.9 years. As a result of the remeasurement and change in funded status, the Company decreased the investment risk in the plan and reduced its exposure to changes in interest rates by matching the assets of the plan to the projected cash flows for future benefit payments of the liability. Plan assets in excess of those securities designed to match the long-term liabilities are invested in shorter duration fixed income securities and equities.
Presented in the table below are the allocations of the other postretirement benefit plan assets by asset category:

	2021 Target Allocation (a)	Percentage of Plan Assets as of December 31,
Asset Category		2020	2019
Equity securities	18%	18%	17%
Fixed income	82%	82%	83%
Total	100%	100%	100%
(a)Includes the American Water Postretirement Medical Benefits Bargaining Plan, the New York Water Service Corporation Postretirement Medical Benefits Bargaining Plan, the American Water Postretirement Medical Benefits Non-Bargaining Plan, and the American Water Life Insurance Trust.
The investments of the pension and postretirement welfare plan trusts include debt and equity securities held either directly or through mutual funds, commingled funds and limited partnerships. The trustee for the Company’s defined benefit pension and postretirement welfare plans uses an independent valuation firm to calculate the fair value of plan assets.
In selecting a rate of compensation increase, the Company considers past experience in light of movements in inflation rates. The Company’s rate of compensation increase was 3.51% for 2020, 2.97% for 2019 and 3.00% for 2018.
In selecting health care cost trend rates, the Company considers past performance and forecasts of increases in health care costs. As of January 1, 2020, the Company’s health care cost trend rate assumption used to calculate the periodic cost was 6.50% in 2020 gradually declining to 5.00% in 2026 and thereafter. As of December 31, 2020, the Company projects that medical inflation will be 6.25% in 2021 gradually declining to 5.00% in 2026 and thereafter.

The Company will use a discount rate and EROA of 2.74% and 6.50%, respectively, for estimating its 2021 pension costs. Additionally, the Company will use a discount rate and expected blended return based on weighted assets of 2.56% and 3.68%, respectively, for estimating its 2021 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase the Company’s pension expense. The Company’s 2020 pension and postretirement benefit credit was $14 million and the 2019 pension and postretirement benefit cost was $17 million. The Company expects to make pension contributions to the plan trusts of $37 million in 2021, and $37 million, $35 million, $33 million and $30 million in 2022, 2023, 2024 and 2025, respectively. Actual amounts contributed could change significantly from these estimates. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards.
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
Increases or decreases in the volumes delivered to customers and rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. In addition, changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the unbilled revenue calculation. Unbilled revenue for the Company’s regulated utilities as of December 31, 2020 and 2019 was $150 million and $142 million, respectively.
The Company also recognizes revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
Revenue from the Company’s Homeowner Services Group is generated through various protection programs in which the Company provides fixed fee services to domestic homeowners and smaller commercial customers for interior and exterior water and sewer lines, interior electric and gas lines, heating and cooling systems, water heaters, power surge protection and other related services. Most of the contracts have a one-year term and each service is a separate performance obligation, satisfied over time, as the customers simultaneously receive and consume the benefits provided from the service. Customers are obligated to pay for the protection programs ratably over 12 months or via a one-time, annual fee, with revenues recognized ratably over time for these services. Advances from customers are deferred until the performance obligation is satisfied.
The Company also has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on various military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues, and are recognized in the period in which revisions are determined. Unbilled revenue for the Market-Based Businesses as of December 31, 2020 and 2019 was $56 million and $30 million, respectively.

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
Actual amounts realized upon settlement or other resolution of loss contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the Consolidated Financial Statements. See Note 17—Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information regarding contingencies.
New Accounting Standards
See Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of recent accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices and interest rates. The Company is exposed to risks from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. The Company manages its interest rate exposure by limiting its variable rate exposure and by monitoring the effects of market changes in interest rates. The Company also has the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, forward starting swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2020, a hypothetical increase of interest rates by 1% associated with the Company’s short-term borrowings would result in a $6 million increase in short-term interest expense.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Water Works Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Rate Regulation
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated regulatory assets and liabilities balances were $1,127 million and $1,770 million, respectively, as of December 31, 2020. The Company’s regulated utilities are subject to regulation by multiple state utility commissions and the Company follows authoritative accounting principles required for rate regulated utilities, which requires the effects of rate regulation to be reflected in the Company’s consolidated financial statements. As disclosed by management, for each regulatory jurisdiction where the Company conducts business, management assesses, at the end of each reporting period, whether the regulatory assets continue to meet the criteria for probable future recovery and regulatory liabilities continue to meet the criteria for probable future settlement. This assessment includes consideration of factors such as changes in regulatory environments, recent rate orders (including recent rate orders on recovery of a specific or similar incurred cost to other regulated entities in the same jurisdiction) and the status of any pending or potential legislation.
The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter are the significant judgment by management in accounting for regulatory assets and liabilities relative to whether regulatory assets continue to meet the criteria for probable future recovery and regulatory liabilities continue to meet the criteria for probable future settlement as a result of changes in regulatory environments, recent rate orders, and the status of any pending or potential legislation. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence obtained relating to management’s judgments.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s regulatory accounting process, including controls over management’s assessment and consideration of factors related to the probability of future recovery or settlement. These procedures also included, among others, evaluating the reasonableness of management’s judgments regarding the probability of recovery and settlement based on the Company’s correspondence with regulators, status of regulatory proceedings, past practices, and other relevant information; evaluating the related accounting and disclosure implications; and evaluating regulatory assets and liabilities balances based on provisions and formulas outlined in rate orders and other correspondence with the Company’s regulators.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2021
We have served as the Company’s auditor since 1948.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Property, plant and equipment	$25,614	$23,941
Accumulated depreciation	(5,904)	(5,709)
Property, plant and equipment, net	19,710	18,232
Current assets:
Cash and cash equivalents	547	60
Restricted funds	29	31
Accounts receivable, net of allowance for uncollectible accounts of $60 and $41, respectively	321	294
Unbilled revenues	206	172
Materials and supplies	47	44
Assets held for sale	629	566
Other	127	118
Total current assets	1,906	1,285
Regulatory and other long-term assets:
Regulatory assets	1,127	1,128
Operating lease right-of-use assets	95	103
Goodwill	1,504	1,501
Postretirement benefit assets	173	159
Intangible assets	55	67
Other	196	207
Total regulatory and other long-term assets	3,150	3,165
Total assets	$24,766	$22,682
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 186,466,707 and 185,903,727 shares issued, respectively)	$2	$2
Paid-in-capital	6,747	6,700
Retained earnings (accumulated deficit)	102	(207)
Accumulated other comprehensive loss	(49)	(36)
Treasury stock, at cost (5,168,215 and 5,090,855 shares, respectively)	(348)	(338)
Total common shareholders' equity	6,454	6,121
Long-term debt	9,329	8,639
Redeemable preferred stock at redemption value	4	5
Total long-term debt	9,333	8,644
Total capitalization	15,787	14,765
Current liabilities:
Short-term debt	1,282	786
Current portion of long-term debt	329	28
Accounts payable	189	203
Accrued liabilities	591	596
Accrued taxes	50	46
Accrued interest	88	84
Liabilities related to assets held for sale	137	128
Other	215	174
Total current liabilities	2,881	2,045
Regulatory and other long-term liabilities:
Advances for construction	270	240
Deferred income taxes and investment tax credits	2,113	1,893
Regulatory liabilities	1,770	1,806
Operating lease liabilities	81	89
Accrued pension expense	388	411
Other	83	78
Total regulatory and other long-term liabilities	4,705	4,517
Contributions in aid of construction	1,393	1,355
Commitments and contingencies (See Note 17)
Total capitalization and liabilities	$24,766	$22,682
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Operating revenues	$3,777	$3,610	$3,440
Operating expenses:
Operation and maintenance	1,622	1,544	1,479
Depreciation and amortization	604	582	545
General taxes	303	280	277
Loss (gain) on asset dispositions and purchases	—	34	(20)
Impairment charge	—	—	57
Total operating expenses, net	2,529	2,440	2,338
Operating income	1,248	1,170	1,102
Other income (expense):
Interest, net	(395)	(382)	(350)
Non-operating benefit costs, net	49	16	20
Other, net	22	29	15
Total other income (expense)	(324)	(337)	(315)
Income before income taxes	924	833	787
Provision for income taxes	215	212	222
Consolidated net income	709	621	565
Net loss attributable to noncontrolling interest	—	—	(2)
Net income attributable to common shareholders	$709	$621	$567

Basic earnings per share: (a)
Net income attributable to common shareholders	$3.91	$3.44	$3.16
Diluted earnings per share: (a)
Net income attributable to common shareholders	$3.91	$3.43	$3.15
Weighted average common shares outstanding:
Basic	181	181	180
Diluted	182	181	180
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Net income attributable to common shareholders	$709	$621	$567
Other comprehensive income (loss), net of tax:
Change in employee benefit plan funded status, net of tax of $(4), $3 and $20 in 2020, 2019 and 2018, respectively	(12)	8	60
Defined benefit pension plan actuarial loss, net of tax of $1, $1 and $3 in 2020, 2019 and 2018, respectively	3	4	7
Pension reclassification from accumulated other comprehensive loss of tax effects resulting from the Tax Cuts and Jobs Act	—	—	(22)
Foreign currency translation adjustment	—	(1)	—
Unrealized loss on cash flow hedges, net of tax of $(1), $(5) and $0 in 2020, 2019 and 2018, respectively	(4)	(13)	(2)
Cash flow hedges reclassification from accumulated other comprehensive loss of tax effects resulting from the Tax Cuts and Jobs Act	—	—	2
Net other comprehensive income (loss)	(13)	(2)	45
Comprehensive income attributable to common shareholders	$696	$619	$612
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$709	$621	$565
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	604	582	545
Deferred income taxes and amortization of investment tax credits	207	208	195
Provision for losses on accounts receivable	34	28	33
Loss (gain) on asset dispositions and purchases	—	34	(20)
Impairment charge	—	—	57
Pension and non-pension postretirement benefits	(14)	17	23
Other non-cash, net	(20)	(41)	20
Changes in assets and liabilities:
Receivables and unbilled revenues	(97)	(25)	(17)
Pension and non-pension postretirement benefit contributions	(39)	(31)	(22)
Accounts payable and accrued liabilities	(2)	66	25
Other assets and liabilities, net	44	(72)	22
Impact of Freedom Industries settlement activities	—	(4)	(40)
Net cash provided by operating activities	1,426	1,383	1,386
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,822)	(1,654)	(1,586)
Acquisitions, net of cash acquired	(135)	(235)	(398)
Proceeds from sale of assets	2	48	35
Removal costs from property, plant and equipment retirements, net	(106)	(104)	(87)
Net cash used in investing activities	(2,061)	(1,945)	(2,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,334	1,530	1,358
Repayments of long-term debt	(342)	(495)	(526)
Proceeds from term loan	500	—	—
Net short-term borrowings with maturities less than three months	(5)	(178)	60
Issuance of common stock	—	—	183
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $17, $11 and $8 in 2020, 2019 and 2018, respectively	9	15	16
Advances and contributions in aid of construction, net of refunds of $24, $30 and $22 in 2020, 2019 and 2018, respectively	28	26	21
Debt issuance costs and make-whole premium on early debt redemption	(15)	(15)	(22)
Dividends paid	(389)	(353)	(319)
Anti-dilutive share repurchases	—	(36)	(45)
Net cash provided by financing activities	1,120	494	726
Net increase (decrease) in cash, cash equivalents and restricted funds	485	(68)	76
Cash, cash equivalents and restricted funds at beginning of period	91	159	83
Cash, cash equivalents and restricted funds at end of period	$576	$91	$159
Cash paid during the year for:
Interest, net of capitalized amount	$382	$383	$332
Income taxes, net of refunds of $2, $4 and $0 in 2020, 2019 and 2018, respectively	$7	$12	$38
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of year end	$221	$235	$181
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity
(In millions, except per share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value	Paid-in Capital			Shares	At Cost
Balance as of December 31, 2017	182.5	$2	$6,432	$(723)	$(79)	(4.1)	$(247)	$5,385
Cumulative effect of change in accounting principle	—	—	—	20	—	—	—	20
Net income attributable to common shareholders	—	—	—	567	—	—	—	567
Common stock issuances (a)	2.9	—	225	(1)	—	(0.1)	(5)	219
Repurchases of common stock	—	—	—	—	—	(0.5)	(45)	(45)
Net other comprehensive income	—	—	—	—	45	—	—	45
Dividends ($1.82 declared per common share)	—	—	—	(327)	—	—	—	(327)
Balance as of December 31, 2018	185.4	$2	$6,657	$(464)	$(34)	(4.7)	$(297)	$5,864
Cumulative effect of change in accounting principle	—	—	—	(2)	—	—	—	(2)
Net income attributable to common shareholders	—	—	—	621	—	—	—	621
Common stock issuances (a)	0.5	—	43	—	—	(0.1)	(5)	38
Repurchases of common stock	—	—	—	—	—	(0.3)	(36)	(36)
Net other comprehensive income	—	—	—	—	(2)	—	—	(2)
Dividends ($2.00 declared per common share)	—	—	—	(362)	—	—	—	(362)
Balance as of December 31, 2019	185.9	$2	$6,700	$(207)	$(36)	(5.1)	$(338)	$6,121
Net income attributable to common shareholders	—	—	—	709	—	—	—	709
Common stock issuances (a)	0.6	—	47	—	—	(0.1)	(10)	37
Net other comprehensive income	—	—	—	—	(13)	—	—	(13)
Dividends ($2.20 declared per common share)	—	—	—	(400)	—	—	—	(400)
Balance as of December 31, 2020	186.5	$2	$6,747	$102	$(49)	(5.2)	$(348)	$6,454
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity, as well as the issuance of shares in order to fund to the purchase of Pivotal Home Solutions (“Pivotal”) in 2018.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements
(Unless otherwise noted, in millions, except per share data)
Note 1: Organization and Operation
American Water Works Company, Inc. (the “Company” or “American Water”) is a holding company for regulated and market-based subsidiaries throughout the United States. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The Company’s primary business involves the ownership of regulated utilities that provide water and wastewater services in 16 states in the United States, collectively referred to as the “Regulated Businesses.” The Company also operates market-based businesses that provide water and wastewater services within non-reportable operating segments, collectively referred to as the “Market-Based Businesses.” The Company’s primary Market-Based Businesses include the Homeowner Services Group (“HOS”), which provides various warranty protection programs and other home services to residential customers; and the Military Services Group (“MSG”), which enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations.
Note 2: Significant Accounting Policies
Regulation
The Company’s regulated utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as Public Utility Commissions (“PUCs”). As such, the Company follows authoritative accounting principles required for rate regulated utilities, which requires the effects of rate regulation to be reflected in the Company’s Consolidated Financial Statements. PUCs generally authorize revenue at levels intended to recover the estimated costs of providing service, plus a return on net investments, or rate base. Regulators may also approve accounting treatments, long-term financing programs and cost of capital, operation and maintenance (“O&M”) expenses, capital expenditures, taxes, affiliated transactions and relationships, reorganizations, mergers, acquisitions and dispositions, along with imposing certain penalties or granting certain incentives. Due to timing and other differences in the collection of a regulated utility’s revenues, these authoritative accounting principles allow a cost that would otherwise be charged as an expense by a non-regulated entity, to be deferred as a regulatory asset if it is probable that such cost is recoverable through future rates. Conversely, these principles also require the creation of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future, or amounts collected in excess of costs incurred and are refundable to customers. See Note 4—Regulatory Matters for additional information.
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
The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $360 million and $345 million as of December 31, 2020 and 2019, respectively.
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
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the years ended December 31:

	2020	2019
Cash and cash equivalents	$547	$60
Restricted funds	29	31
Cash and cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$576	$91
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
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding. An increase in the allowance for uncollectible accounts for the period ending December 31, 2020 reflects the impacts from the current novel coronavirus (“COVID-19”) pandemic, including an increase in uncollectible accounts expense and a reduction in amounts written off due to shutoff moratoria in place across the Company’s subsidiaries. See Note 8—Allowance for Uncollectible Accounts for additional information.
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
The Company’s goodwill is primarily associated with (i) the acquisition of American Water by an affiliate of the Company’s previous owner in 2003, (ii) the acquisition of E’town Corporation by a predecessor to the Company’s previous owner in 2001, and (iii) the acquisition of Pivotal in 2018; and has been allocated to reporting units based on the fair values at the date of the acquisitions. For purposes of testing goodwill for impairment, the reporting units in the Regulated Businesses segment are aggregated into a single reporting unit. The Market-Based Businesses is comprised of the HOS and MSG reporting units.
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
The Company believes the assumptions and other considerations used to value goodwill to be appropriate, however, if actual experience differs from the assumptions and considerations used in its analysis, the resulting change could have a material adverse impact on the Consolidated Financial Statements. See Note 9—Goodwill and Other Intangible Assets for additional information.
Intangible Assets
Intangible assets consist primarily of finite-lived customer relationships associated with the acquisition of Pivotal. Finite-lived intangible assets are initially measured at their estimated fair values, and are amortized over their estimated useful lives based on the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. See Note 9—Goodwill and Other Intangible Assets for additional information.
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
Advances are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities as of December 31, 2020 and 2019 on the Consolidated Balance Sheets are estimated refunds of $23 million and $25 million, respectively. Those amounts represent expected refunds during the next 12-month period.
Advances that are no longer refundable are reclassified to contributions. Contributions are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.
Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. In accordance with applicable regulatory guidelines, some of the Company’s utility subsidiaries do not amortize contributions, and any contribution received remains on the balance sheet indefinitely. Amortization of contributions in aid of construction was $32 million, $29 million and $28 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company also has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on various military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues, and are recognized in the period in which revisions are determined. See Note 5—Revenue Recognition for additional information.
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
The Company recognizes accrued interest and penalties related to tax positions as a component of income tax expense and accounts for sales tax collected from customers and remitted to taxing authorities on a net basis. See Note 15—Income Taxes for additional information.
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

	2020	2019	2018
Allowance for other funds used during construction	$30	$28	$24
Allowance for borrowed funds used during construction	13	13	13
Environmental Costs
The Company’s water and wastewater operations and the operations of its Market-Based Businesses are subject to U.S. federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. A conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration in 2010 and amended in 2017 required the subsidiary to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the State of California. The subsidiary agreed to pay $1 million annually commencing in 2010 with the final payment being made in 2021. Remediation costs accrued amounted to $1 million and $2 million as of December 31, 2020 and 2019, respectively.
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
Cash flows from derivative contracts are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows. See Note 12—Long-Term Debt for additional information.

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
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of December 31, 2020:

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

Note 3: Impact of Novel Coronavirus (COVID-19) Pandemic
American Water has been monitoring the global outbreak of the COVID-19 pandemic. To date, the Company has experienced COVID-19 financial impacts, including an increase in uncollectible accounts expense, additional debt costs, and certain incremental O&M expenses. The Company has also experienced decreased revenues as a result of the suspension of late fees and foregone reconnect fees. These impacts are collectively referred to as “financial impacts.”
As of February 24, 2021, American Water has commission orders authorizing deferred accounting for COVID-19 financial impacts in 11 of 14 jurisdictions, with proceedings in two jurisdictions pending. In addition to approving deferred accounting, to date, two regulatory jurisdictions have also approved cost recovery mechanisms for specified COVID-19 financial impacts. Regulatory actions to date are presented in the table below:

Commission Actions	Description	States
Orders issued	Allows the Company to establish regulatory assets to record certain financial impacts related to the COVID-19 pandemic.	CA, HI, IA, IL, IN, MD, MO, NJ, PA, VA, WV
Cost recovery mechanisms
California’s Catastrophic Event Memorandum Account allows the Company to track and recover certain financial impacts related to the COVID-19 pandemic. Illinois has authorized cost recovery of COVID-19 financial impacts through a special purpose rider over a 24-month period, which was implemented by the Company’s Illinois subsidiary effective October 1, 2020. Additionally, Illinois approved a bad debt rider tariff on December 16, 2020. This rider will allow the Company to collect actual bad debt expense over last authorized beginning March 2021 over a 24-month period.
CA, IL
Proceedings pending	Pending proceedings considering deferred accounting authorization for the future recovery of COVID-19 financial impacts.	NY, TN
Consistent with these regulatory orders, the Company has recorded $30 million in regulatory assets and $4 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of December 31, 2020. On December 30, 2020, the Company’s Kentucky subsidiary received an order denying its request to defer to a regulatory asset the financial impacts related to the COVID-19 pandemic.
As of February 24, 2021, six states have ordered active moratoria on the suspension of service disconnections due to non-payment. The moratoria on disconnects have expired in eight states.

Note 4: Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from general rate cases authorizations that became effective during 2018 through 2020:

(In millions)	2020	2019	2018
General rate cases by state:
New Jersey (a)	$39	$—	$40
Indiana (b)	13	4	—
California (c)	5	4	10
Virginia (d)	(1)	—	—
Kentucky (effective June 28, 2019)	—	13	—
New York (e)	—	4	5
West Virginia (effective February 25, 2019)	—	19	—
Maryland (effective February 5, 2019)	—	1	—
Missouri (effective May 28, 2018)	—	—	33
Pennsylvania (effective January 1, 2018)	—	—	62
Total general rate case authorizations	$56	$45	$150
(a)The $39 million base rate increase was effective on November 1, 2020, which is net of excess accumulated deferred income taxes (“EADIT”) of $15 million being returned to customers. The unprotected EADIT balance of $133 million is being returned to customers over 15 years. The $39 million rate increase was further reduced by a bill credit, for a 10-month period beginning November 1, 2020 for both the protected and unprotected catch up period EADIT of $32.5 million. The catch up period of January 1, 2018 through October 31, 2020 covers the period from when the lower federal tax rate went into effect until new base rates went into effect. The $40 million rate increase was effective on June 15, 2018. As part of the resolution of the general rate case in 2018, the Company’s New Jersey subsidiary’s customers received refunds for the amount of provisional rates implemented as of June 15, 2018 that exceeded the final rate increase plus interest.
(b)The Company’s Indiana subsidiary received an order approving a joint settlement agreement with all major parties with respect to its general rate case filing, authorizing annualized incremental revenues of $4 million in the first rate year, effective July 1, 2019, and $13 million in the second rate year, effective May 1, 2020.
(c)The Company’s California subsidiary received approval for the third year (2020) step increase associated with its most recent general rate case authorization, effective January 1, 2020. In 2019, the step increase was effective May 11, 2019. On December 13, 2018, a settlement in this subsidiary’s general rate case filing was approved, authorizing rates effective January 1, 2018.
(d)The Company’s Virginia subsidiary received an order approving increased water revenues by $1 million, inclusive of Water & Wastewater Infrastructure Service Charge (“WWISC”) revenues of $1 million, and decreased wastewater revenue by $1 million, for a net zero award including WWISC, or an overall decrease of $1 million excluding WWISC. Unprotected EADIT is being returned to customers over eight years, and base rates include a reduction of $1 million for EADIT.
(e)The Company’s New York subsidiary implemented its third step increase associated with its most recent general rate case authorization, effective April 1, 2019.
Due in part to the COVID-19 pandemic, the New York State Public Service Commission (the “NYSPSC”) approved, through a series of orders, the Company’s New York subsidiary’s request to postpone the previously approved step increase, originally scheduled to go into effect April 1, 2020 until May 1, 2021. The orders provided a make whole provision to recover the delayed revenues with no earnings impact. These delays impact rates for all metered and fire customers, which the Company is authorized to recover in a make-whole surcharge beginning May 1, 2021.
Pending General Rate Case Filings
On August 28, 2020, the Company’s Iowa subsidiary filed a general rate case requesting $3 million in annualized incremental revenues. Office of Consumer Advocate (“OCA”) and intervenor direct testimony was filed on December 17, 2020 and cross-reply testimony was filed on December 31, 2020. The Company’s Iowa subsidiary reply testimony was filed on January 14, 2021, and OCA rebuttal testimony was filed on February 8, 2021. Evidentiary hearings are scheduled to start March 3, 2021. An order is anticipated by April 30, 2021 with new rates effective by July 1, 2021.

On June 30, 2020, the Company’s Missouri subsidiary filed a general rate case requesting $78 million in annualized incremental revenues. On August 26, 2020, the Missouri Public Service Commission (the “MPSC”) issued an order setting the test year and adopting a procedural schedule. Revenue requirement direct testimony was submitted on November 24, 2020 for all non-Company parties, and a technical conference was held on December 3, 2020. Cost of service and rate design direct testimony was submitted on December 9, 2020 for all non-company parties. Rebuttal testimony was submitted on January 15, 2021 for revenue requirement and on January 22, 2021 for rate design, and true-up data was filed on January 29, 2021, which included known and measurable changes through December 31, 2020. Settlement conferences commenced on February 16, 2021. A Motion to Suspend Procedural Schedule was filed on February 23, 2021 with the MPSC by all parties to the proceeding. The MPSC issued an order effective February 24, 2021 suspending the procedural schedule to allow for either a stipulation and agreement or a status report to be filed no later than February 26, 2021.
On April 29, 2020, the Company’s Pennsylvania subsidiary filed a general rate case requesting $92 million and $46 million in annualized incremental revenues for rate year 1 and rate year 2, respectively. On October 30, 2020, the Company’s Pennsylvania subsidiary and the Bureau of Investigation and Enforcement entered into a settlement agreement providing for a total annualized revenue increase of $71 million over a two-year period. In November 2020, the Company’s Pennsylvania subsidiary and the remaining active parties in the case presented their positions in briefs to the Administrative Law Judge, who issued to the Pennsylvania Public Utility Commission (the “PaPUC”) a recommended decision approving the settlement. The procedural schedule in this case was extended to March 15, 2021. The Company expects the PaPUC to issue a final order in the near term, and once approved by the PaPUC, new water and wastewater rates will be effective January 28, 2021.
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $26 million in annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100 day update for the same proceeding and updated the request to $27 million in annualized incremental revenues for 2021, and increases of $10 million and $10 million in the escalation year of 2022 and the attrition year of 2023, respectively. On September 10, 2020, the California Public Utilities Commission (the “CPUC”) approved the Company’s California subsidiary’s motion for interim rates, establishing a memorandum account to track the difference between interim and final rates adopted by the CPUC in this proceeding, which were effective on January 1, 2021. Following settlement discussions among all parties to the proceeding, on January 22, 2021 and January 25, 2021, the Company’s California subsidiary filed with the CPUC a comprehensive settlement entered into among the Company’s California subsidiary, the Public Advocates Office, and other intervenors. These settlement agreements resolved all matters in dispute among the parties to the settlements. These settlements as well as resolution of issues raised by non-settling parties are now before the CPUC for approval.
On January 22, 2020, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2021. On March 12, 2020, the CPUC granted the request for a one year extension of the cost of capital filing to May 1, 2021, to set its authorized cost of capital beginning January 1, 2022. On January 5, 2021, the Company’s California subsidiary submitted a request to further delay by one year its cost of capital filing and maintain the authorized cost of capital through 2022. On February 22, 2021, the CPUC denied the request to further delay the cost of capital filing. The Company’s California subsidiary will submit a cost of capital application by May 1, 2021, with a new authorized cost of capital beginning January 1, 2022.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from infrastructure surcharge authorizations that became effective during 2018 through 2020:

(In millions)	2020	2019	2018
Infrastructure surcharges by state:
Missouri (a)	$12	$14	$6
Pennsylvania (b)	27	11	—
Kentucky (effective July 1, 2020)	1	—	—
New Jersey (c)	20	15	—
Tennessee (effective January 1, 2020, September 1, 2019 and April 10, 2018)	2	1	1
Illinois (effective January 1, 2020, January 1, 2019 and January 1, 2018)	7	8	3
West Virginia (effective January 1, 2020, January 1, 2019 and January 1, 2018)	3	2	3
New York (effective August 1, 2019)	—	2	—
Indiana (effective March 14, 2018)	—	—	7
Virginia (effective March 1, 2018)	—	—	1
Total infrastructure surcharge authorizations	$72	$53	$21
(a)In 2020, $2 million was effective December 14 and $10 million was effective June 27. In 2019, $5 million was effective December 21 and $9 million was effective June 24. In 2018, the effective date was December 15.
(b)In 2020, $8 million was effective October 1, $4 million was effective July 1, $5 million was effective April 1 and $10 million was effective January 1. In 2019, $6 million was effective October 1, $3 million was effective July 1 and $2 million was effective April 1.
(c)In 2020, $10 million was effective June 29 and $10 million was effective January 1. In 2019, the effective date was July 1.
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from infrastructure surcharge authorizations that became effective after January 1, 2020:

(In millions)	Amount
Infrastructure surcharge filings by state:
Pennsylvania (effective January 1, 2021)	$8
Illinois (effective January 1, 2021)	7
West Virginia (effective January 1, 2021)	5
Tennessee (effective January 1, 2021)	3
Total infrastructure surcharge filings	$23
Pending Infrastructure Surcharge Filings
On January 15, 2021, the Company’s Indiana subsidiary filed for an infrastructure surcharge requesting $8 million in additional annualized revenues.
On May 29, 2020, the Company’s New York subsidiary filed for an infrastructure surcharge requesting $1 million in additional annualized revenues. New rates related to this infrastructure surcharge were first deferred until January 1, 2021. Thereafter, on December 30, 2020, the NYSPSC ordered the postponement of rate changes until May 1, 2021, which will be recoverable, with interest, through a separate, make-whole recovery mechanism commencing May 1, 2021 through March 31, 2022.

Regulatory Assets
Regulatory assets represent costs that are probable of recovery from customers in future rates. Approximately 50% of the Company’s total regulatory asset balance at December 31, 2020 earns a return. Presented in the table below is the composition of regulatory assets as of December 31:

	2020	2019
Deferred pension expense	$374	$384
Removal costs recoverable through rates	314	305
Regulatory balancing accounts	57	96
Other	446	398
Less: Regulatory assets included in assets held for sale (a)	(64)	(55)
Total regulatory assets	$1,127	$1,128
(a)These regulatory assets are related to the pending transactions contemplated by the Stock Purchase Agreement and are included in assets held for sale on the Consolidated Balance Sheets. See Note 6—Acquisitions and Divestitures for additional information.
The Company’s deferred pension expense includes a portion of the underfunded status that is probable of recovery through rates in future periods of $366 million and $375 million as of December 31, 2020 and 2019, respectively. The remaining portion is the pension expense in excess of the amount contributed to the pension plans which is deferred by certain subsidiaries and will be recovered in future service rates as contributions are made to the pension plan.
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
Other regulatory assets include the financial impacts relating to the COVID-19 pandemic, purchase premium recoverable through rates, tank painting costs, certain construction costs for treatment facilities, property tax stabilization, employee-related costs, business services project expenses, coastal water project costs, rate case expenditures and environmental remediation costs among others. These costs are deferred because the amounts are being recovered in rates or are probable of recovery through rates in future periods.
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

	2020	2019
Income taxes recovered through rates	$1,230	$1,258
Removal costs recovered through rates	301	297
Postretirement benefit liability	170	186
Other	111	102
Less: Regulatory liabilities included in liabilities related to assets held for sale (a)	(42)	(37)
Total regulatory liabilities	$1,770	$1,806
(a)These regulatory liabilities are related to the pending transactions contemplated by the Stock Purchase Agreement and are included in liabilities related to assets held for sale on the Consolidated Balance Sheets. See Note 6—Acquisitions and Divestitures for additional information.

Income taxes recovered through rates relate to deferred taxes that will likely be refunded to the Company’s customers. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, which, among other things, enacted significant and complex changes to the Code, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018. The enactment of the TCJA required a re-measurement of the Company’s deferred income taxes. The portion of this re-measurement related to the Regulated Businesses was substantially offset by a regulatory liability as excess accumulated deferred income taxes (“EADIT”) will be used to benefit its regulated customers in future rates. Nine of the Company’s regulated subsidiaries are amortizing EADIT and crediting customers, including one which is using the EADIT to offset future infrastructure investments. The Company expects the timing of the amortization of EADIT credits by the five remaining regulated subsidiaries to be addressed in pending or future rate cases or other proceedings.
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
Other regulatory liabilities include the financial impacts relating to the COVID-19 pandemic, TCJA reserve on revenue, pension and other postretirement benefit balancing accounts, legal settlement proceeds, deferred gains and various regulatory balancing accounts.
Note 5: Revenue Recognition
Disaggregated Revenues
Presented in the table below are operating revenues disaggregated for the year ended December 31, 2020:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,895	$—	$1,895
Commercial	627	—	627
Fire service	147	—	147
Industrial	133	—	133
Public and other	201	—	201
Total water services	3,003	—	3,003
Wastewater services:
Residential	134	—	134
Commercial	34	—	34
Industrial	3	—	3
Public and other	14	—	14
Total wastewater services	185	—	185
Miscellaneous utility charges	32	—	32
Alternative revenue programs	—	25	25
Lease contract revenue	—	10	10
Total Regulated Businesses	3,220	35	3,255
Market-Based Businesses	540	—	540
Other	(17)	(1)	(18)
Total operating revenues	$3,743	$34	$3,777
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
Contract assets of $39 million, $13 million and $14 million are included in unbilled revenues on the Consolidated Balance Sheets as of December 31, 2020, 2019 and 2018, respectively. There were $60 million of contract assets added during 2020, and $34 million of contract assets were transferred to accounts receivable during 2020. There were $27 million of contract assets added during 2019, and $28 million of contract assets were transferred to accounts receivable during 2019.
Contract liabilities of $35 million, $27 million and $20 million are included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2020, 2019 and 2018, respectively. There were $120 million of contract liabilities added during 2020, and $112 million of contract liabilities were recognized as revenue during 2020. There were $62 million of contract liabilities added during 2019, and $55 million of contract liabilities were recognized as revenue during 2019.
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of December 31, 2020, the Company’s O&M and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2071 and have RPOs of $6.3 billion as of December 31, 2020, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2021 and 2038 and have RPOs of $478 million as of December 31, 2020, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 6: Acquisitions and Divestitures
Regulated Businesses
Acquisitions
During 2020, the Company closed on 23 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $135 million. Assets acquired from these acquisitions, principally utility plant, totaled $159 million and liabilities assumed totaled $29 million, including $21 million of contributions in aid of construction and assumed debt of $7 million. The Company recorded additional goodwill of $5 million associated with two of its acquisitions, which is reported in its Regulated Businesses segment. Several of these acquisitions were accounted for as business combinations, as the Company continues to grow its business through regulated acquisitions. The preliminary purchase price allocations related to acquisitions accounted for as business combinations will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.
During 2019, the Company closed on 21 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $235 million. Assets acquired from these acquisitions, principally utility plant, totaled $237 million and liabilities assumed, primarily contributions in aid of construction, totaled $5 million. The Company recorded additional goodwill of $3 million associated with three of its acquisitions, which is reported in its Regulated Businesses segment.
During 2018, the Company closed on 15 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $33 million. Assets acquired from these acquisitions, principally utility plant, totaled $32 million and liabilities assumed, primarily contributions in aid of construction, totaled $1 million. The Company recorded additional goodwill of $2 million associated with one of its acquisitions, which is reported in its Regulated Businesses segment.

Assets Held for Sale
On November 20, 2019, the Company and the Company’s New York subsidiary, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co., which it subsequently assigned to its indirect, wholly owned subsidiary Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customers in the State of New York. Algonquin Power & Utilities Corp., Liberty’s ultimate parent company, executed and delivered an absolute and unconditional guaranty of the performance of all of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining approvals and satisfying or waiving other closing conditions. The Stock Purchase Agreement has an initial termination date of June 30, 2021. Either party may extend the agreement beyond June 30, 2021, and the Company intends to extend the agreement, if necessary, provided all of the conditions to closing have been or are capable of being met, other than obtaining regulatory approvals. If not otherwise extended, the ultimate termination date is December 31, 2021. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the New York subsidiary, taken as a whole. The assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of December 31, 2020.
Presented in the table below are the components of assets held for sale and liabilities related to assets held for sale of the New York subsidiary as of December 31, 2020:

December 31, 2020
Property, plant and equipment	$504
Current assets	12
Regulatory assets	64
Goodwill	39
Other assets	10
Assets held for sale	$629
Current liabilities	14
Deferred income taxes	69
Regulatory liabilities	42
Other liabilities	12
Liabilities related to assets held for sale	$137
Market-Based Businesses
Pivotal Acquisition
On June 4, 2018, the Company, through its wholly owned subsidiary American Water Enterprises, LLC, completed the acquisition of Pivotal for a total purchase price of $365 million, net of cash received. Pivotal is complementary to the Company’s HOS product offerings and enhances its presence in the home warranty solutions markets through utility partnerships. The results of Pivotal have been consolidated into the HOS non-reportable operating segment.
Divestitures
On December 12, 2019, American Industrial Water LLC, a wholly owned subsidiary of the Company (“AIW”), sold all of the outstanding membership interests in Water Solutions Holdings, LLC (“WSH”), which was a wholly owned subsidiary of AIW, to a natural gas and oil industry investment group, for total cash consideration of $31 million. WSH was the parent company of Keystone Clearwater Solutions, LLC (“Keystone”). Keystone provided water transportation services to shale natural gas exploration and production customers in the Appalachian Basin. As a result of the sale, the Company recorded a pre-tax loss on sale of $44 million, or $35 million after-tax, during the fourth quarter of 2019.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.

Note 7: Property, Plant and Equipment
Presented in the table below are the major classes of property, plant and equipment by category as of December 31:

	2020	2019	Range of Remaining Useful Lives	Weighted Average Useful Life
Utility plant:
Land and other non-depreciable assets	$174	$166
Sources of supply	897	858	2 to 127 years	47 years
Treatment and pumping facilities	3,984	3,750	3 to 111 years	41 years
Transmission and distribution facilities	11,457	10,807	9 to 149 years	69 years
Services, meters and fire hydrants	4,555	4,304	5 to 90 years	31 years
General structures and equipment	2,003	1,748	1 to 109 years	16 years
Waste collection	1,288	1,153	5 to 113 years	59 years
Waste treatment, pumping and disposal	859	720	2 to 139 years	47 years
Construction work in progress	837	801
Less: Utility plant included in assets held for sale (a)	(646)	(587)
Total utility plant	25,408	23,720
Nonutility property	211	226	3 to 50 years	8 years
Less: Nonutility plant included in assets held for sale (a)	(5)	(5)
Total property, plant and equipment	$25,614	$23,941
(a)This property, plant and equipment is related to the pending transactions contemplated by the Stock Purchase Agreement and is included in assets held for sale on the Consolidated Balance Sheets. See Note 6—Acquisitions and Divestitures for additional information.
Property, plant and equipment depreciation expense amounted to $520 million, $508 million and $497 million for the years ended December 31, 2020, 2019 and 2018, respectively and was included in depreciation and amortization expense on the Consolidated Statements of Operations. The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.82%, 2.96% and 3.09% for years December 31, 2020, 2019 and 2018, respectively. Additionally, the Company had capital expenditures acquired on account but unpaid of $221 million and $235 million included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.
In 2019, the Company completed and submitted its project completion certification to the New Jersey Economic Development Authority (“NJEDA”) in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The NJEDA has determined that the Company is qualified to receive $164 million in tax credits over a ten year period. The Company is required to meet various annual requirements in order to monetize one-tenth of the tax credits annually, and is subject to a claw-back period if the Company does not meet certain NJEDA requirements of the tax credit program in years 11 through 15. As a result, the Company had receivables of $33 million and $131 million in other current assets and other long-term assets, respectively, on the Consolidated Balance Sheets as of December 31, 2020. In March 2020, in connection with the COVID-19 pandemic, the NJEDA, pursuant to Executive Order 103 - State of Emergency and a Public Health Emergency effective immediately (“EO-103”), temporarily waived the requirement that a full-time employee must spend at least 80% of his or her time at the qualified business facility to meet the definition of eligible position or full-time job. The waiver remains in effect for the period of time that the EO-103 is in effect.

Note 8: Allowance for Uncollectible Accounts
Presented in the table below are the changes in the allowances for uncollectible accounts for the years ended December 31:

	2020	2019	2018
Balance as of January 1	$(41)	$(45)	$(42)
Amounts charged to expense	(34)	(28)	(33)
Amounts written off	12	32	34
Recoveries of amounts written off	—	—	(4)
Less: Allowance for uncollectible accounts included in assets held for sale (a)	3	—	—
Balance as of December 31	$(60)	$(41)	$(45)
(a)This portion of the allowance for uncollectible accounts is related to the pending transactions contemplated by the Stock Purchase Agreement among the Company, the Company’s New York subsidiary and an affiliate of Liberty Utilities Co., and is included in assets held for sale on the Consolidated Balance Sheets. See Note 6—Acquisitions and Divestitures for additional information.
Note 9: Goodwill and Other Intangible Assets
Goodwill
Presented in the table below are the changes in the carrying value of goodwill for the years ended December 31, 2020 and 2019:

	Regulated Businesses		Market-Based Businesses		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance as of January 1, 2019	$3,494	$(2,332)	$574	$(161)	$4,068	$(2,493)	$1,575
Goodwill from acquisitions	3	—	—	—	3	—	3
Goodwill reduced through sale of Keystone operations	—	—	(91)	53	(91)	53	(38)
Less: Goodwill included in assets held for sale (a)	(39)	—	—		(39)	—	(39)
Balance as of December 31, 2019	$3,458	$(2,332)	$483	$(108)	$3,941	$(2,440)	$1,501
Goodwill from acquisitions	5	—	—	—	5	—	5
Measurement period adjustments	(2)	—	—	—	(2)	—	(2)
Balance as of December 31, 2020	$3,461	$(2,332)	$483	$(108)	$3,944	$(2,440)	$1,504
(a)This goodwill is related to the pending transactions contemplated by the Stock Purchase Agreement and is included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2020 and 2019. See Note 6—Acquisitions and Divestitures for additional information.
In 2020, the Company acquired goodwill of $5 million associated with two of its acquisitions in the Regulated Businesses segment. See Note 6—Acquisitions and Divestitures for additional information.
The Company completed its annual impairment testing of goodwill as of November 30, 2020, which included qualitative assessments of its Regulated Businesses, HOS and MSG reporting units. Based on these assessments, the Company determined that there were no factors present that would indicate that the fair value of these reporting units was less than their respective carrying values as of November 30, 2020.
In 2019, the Company acquired goodwill of $3 million associated with three of its acquisitions in the Regulated Businesses segment. Additionally, as part of the sale of the Company’s Keystone operations on December 12, 2019, the Company reduced goodwill, net, by $38 million.
Intangible Assets
The Company held finite-lived intangible assets, including customer relationships and other intangible assets as of December 31, 2020. The gross carrying value of customer relationships and other intangible assets was $78 million and $13 million, respectively, as of December 31, 2020 and 2019. Accumulated amortization of customer relationships and other intangible assets was $20 million and $4 million, respectively, as of December 31, 2019. Amortization expense related to customer relationships and other intangible assets was $9 million and $3 million, respectively, for the year ended December 31, 2020. The net book value of customer relationships and other intangible assets was $49 million and $6 million, respectively, as of December 31, 2020.

Intangible asset amortization expense amounted to $12 million, $14 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense for the next five years subsequent to December 31, 2020 is as follows:

Amount
2021	$10
2022	8
2023	6
2024	5
2025	4
Note 10: Shareholders’ Equity
Common Stock
Under the Company’s dividend reinvestment and direct stock purchase plan (the “DRIP”), shareholders may reinvest cash common stock dividends and purchase additional shares of Company common stock, up to certain limits, through the plan administrator without paying brokerage commissions. Shares purchased by participants through the DRIP may be newly issued shares, treasury shares, or at the Company’s election, shares purchased by the plan administrator in the open market or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2020, there were approximately 4.2 million shares available for future issuance under the DRIP.
Anti-dilutive Stock Repurchase Program
In February 2015, the Company’s Board of Directors authorized an anti-dilutive stock repurchase program, which allows the Company to purchase up to 10 million shares of its outstanding common stock from time to time over an unrestricted period of time. The Company did not repurchase shares of common stock during the year ended December 31, 2020. The Company repurchased 0.4 million shares of common stock in the open market at an aggregate cost of $36 million under this program for the year ended December 31, 2019. As of December 31, 2020, there were 5.1 million shares of common stock available for purchase under the program.
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2020 and 2019:

	Defined Benefit Plans			Foreign Currency Translation	Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Beginning balance as of January 1, 2019	$(102)	$1	$56	$1	$10	$(34)
Other comprehensive income (loss) before reclassification	8	—	—	—	(13)	(5)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	(1)	—	3
Net other comprehensive income	8	—	4	(1)	(13)	(2)
Ending balance as of December 31, 2019	$(94)	$1	$60	$—	$(3)	$(36)
Other comprehensive income (loss) before reclassification	(12)	—	—	—	(4)	(16)
Amounts reclassified from accumulated other comprehensive loss	—	—	3	—	—	3
Net other comprehensive income (loss)	(12)	—	3	—	(4)	(13)
Ending balance as of December 31, 2020	$(106)	$1	$63	$—	$(7)	$(49)
The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs have been deferred as a regulatory asset. These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 16—Employee Benefits for additional information.

The amortization of the gain (loss) on cash flow hedges is reclassified to net income during the period incurred and is included in interest, net in the accompanying Consolidated Statements of Operations.
Dividends and Distributions
The Company’s Board of Directors authorizes the payment of dividends. The Company’s ability to pay dividends on its common stock is subject to having access to sufficient sources of liquidity, net income and cash flows of the Company’s subsidiaries, the receipt of dividends and direct and indirect distributions from, and repayments of indebtedness of, the Company’s subsidiaries, compliance with Delaware corporate and other laws, compliance with the contractual provisions of debt and other agreements and other factors.
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
During 2020, 2019 and 2018, the Company paid $389 million, $353 million and $319 million in cash dividends, respectively. Presented in the table below is the per share cash dividends paid for the years ended December 31:

	2020	2019	2018
December	$0.55	$0.50	$0.455
September	$0.55	$0.50	$0.455
June	$0.55	$0.50	$0.455
March	$0.50	$0.455	$0.415
On December 10, 2020, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.55 per share payable on March 2, 2021, to shareholders of record as of February 8, 2021.
Under applicable law, the Company’s subsidiaries may pay dividends on their capital stock or other equity only from retained, undistributed or current earnings. A significant loss recorded at a subsidiary may limit the amount of the dividend that the subsidiary can pay. The ability of the Company’s subsidiaries to pay upstream dividends, make other upstream distributions or repay indebtedness to parent company or American Water Capital Corp. (“AWCC”), the Company’s wholly owned financing subsidiary, as applicable, is subject to compliance with applicable corporate, tax and other laws, regulatory restrictions and financial and other contractual obligations, including, for example, (i) regulatory capital, surplus or net worth requirements, (ii) outstanding debt service obligations, (iii) requirements to make preferred and preference stock dividend payments, and (iv) other contractual agreements, covenants or obligations made or entered into by the Company and its subsidiaries.
Regulatory Restrictions on Indebtedness
The issuance of long-term debt or equity securities by the Company or long-term debt by AWCC does not require authorization of any state PUC if no guarantee or pledge of the regulated subsidiaries is utilized. Based on the needs of the Regulated Businesses and parent company, AWCC may borrow funds or issue its debt in the capital markets and then, through intercompany loans, provide these borrowings to the Regulated Businesses or parent company. PUC authorization is generally required for the regulated subsidiaries to incur long-term debt. The Company’s regulated subsidiaries normally obtain these required PUC authorizations on a periodic basis to cover their anticipated financing needs for a period of time, or, as necessary, in connection with a specific financing or refinancing of debt.
Note 11: Stock Based Compensation
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

In May 2017, the Company’s shareholders approved the American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan (the “2017 Omnibus Plan”). The Company has granted stock units, including RSUs and PSUs, stock awards and dividend equivalents to non-employee directors, officers and employees under the 2017 Omnibus Plan. A total of 7.2 million shares of common stock may be issued under the 2017 Omnibus Plan. As of December 31, 2020, 6.7 million shares were available for grant under the 2017 Omnibus Plan. The 2017 Omnibus Plan provides that grants of awards may be in any of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, stock units, stock awards, other stock-based awards and dividend equivalents. Dividend equivalents may be granted only on stock units or other stock-based awards. The 2017 Omnibus Plan expires in 2027.
The cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock options and stock unit awards at the date of the grant is amortized through expense over the requisite service period. All awards granted in 2020, 2019 and 2018 are classified as equity. The Company recognizes compensation expense for stock awards over the vesting period of the award. The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the reporting period and adjusted as necessary. There have been no significant adjustments to the forfeiture rates during 2020, 2019 and 2018. There were no grants of stock options to employees after 2016, and the remaining stock options outstanding as of December 31, 2020 were not material. Presented in the table below is the stock-based compensation expense recorded in O&M expense in the accompanying Consolidated Statements of Operations for the years ended December 31:

	2020	2019	2018
RSUs and PSUs	$19	$15	$15
Nonqualified employee stock purchase plan	2	2	1
Stock-based compensation	21	17	16
Income tax benefit	(5)	(4)	(5)
Stock-based compensation expense, net of tax	$16	$13	$11
There were no significant stock-based compensation costs capitalized during the years ended December 31, 2020, 2019 and 2018.
Subject to limitations on deductibility imposed by the Federal income tax code, the Company receives a tax deduction based on the intrinsic value of the award at the exercise date for stock options and the distribution date for stock units. For each award, throughout the requisite service period, the Company records the tax impacts related to compensation costs as deferred income tax assets. The tax deductions in excess of the deferred benefits recorded throughout the requisite service period are recorded to the Consolidated Statements of Operations and are presented in the financing section of the Consolidated Statements of Cash Flows.
Stock Units
During 2020, 2019 and 2018, the Company granted RSUs to certain employees under the 2017 Omnibus Plan. RSUs generally vest based on continued employment with the Company over periods ranging from one to three years.
During 2020, 2019 and 2018, the Company granted stock units to non-employee directors under the 2017 Omnibus Plan. The stock units were vested in full on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (i) 15 months after the date of the last annual meeting of shareholders, subject to any deferral election by the director, or (ii) the participant’s separation from service. Because these stock units vested on the grant date, the total grant date fair value was recorded in operation and maintenance expense on the grant date.
The RSUs are valued at the closing price of the Company’s common stock on the date of the grant and the majority vest ratably over a three-year service period. These RSUs are amortized through expense over the requisite service period using the straight-line method.

Presented in the table below is RSU activity for the year ended December 31, 2020:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2019	118	$85.41
Granted	55	129.39
Vested	(71)	98.67
Forfeited	(10)	97.24
Non-vested total as of December 31, 2020	92	$100.39
As of December 31, 2020, $4 million of total unrecognized compensation cost related to the nonvested RSUs is expected to be recognized over the weighted average remaining life of 1.34 years. The total fair value of stock units and RSUs vested was $5 million, $4 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During 2020, 2019 and 2018, the Company granted PSUs to certain employees under the 2017 Omnibus Plan. The majority of PSUs vest ratably based on continued employment with the Company over the three-year performance period (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of one or more internal performance measures and, separately, a relative total shareholder return performance measure, over the Performance Period.
Presented in the table below is PSU activity for the year ended December 31, 2020:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2019	316	$83.89
Granted	149	116.27
Vested	(160)	72.13
Forfeited	(12)	108.36
Non-vested total as of December 31, 2020	293	$105.70
As of December 31, 2020, $4 million of total unrecognized compensation cost related to the nonvested PSUs is expected to be recognized over the weighted average remaining life of 0.92 years. The total fair value of PSUs vested was $18 million, $14 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively.
PSUs granted with one or more internal performance measures are valued at the market value of the closing price of the Company’s common stock on the date of grant. PSUs granted with a relative total shareholder return condition are valued using a Monte Carlo model. Expected volatility is based on historical volatilities of traded common stock of the Company and comparative companies using daily stock prices over the past three years. The expected term is three years and the risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date. Presented in the table below are the weighted average assumptions used in the Monte Carlo simulation and the weighted average grant date fair values of PSUs granted for the years ended December 31:

	2020	2019	2018
Expected volatility	16.65%	16.80%	17.23%
Risk-free interest rate	1.28%	2.47%	2.36%
Expected life (years)	3.0	3.0	3.0
Grant date fair value per share	$159.64	$110.37	$73.62
The grant date fair value of PSUs that vest ratably and have market and/or performance conditions are amortized through expense over the requisite service period using the graded-vesting method.

Employee Stock Purchase Plan
The Company maintains a nonqualified employee stock purchase plan (the “ESPP”) that expires in 2027 through which employee participants (other than the Company’s executive officers) may use payroll deductions to acquire Company common stock at a purchase price of 85% of the fair market value of the common stock at the end of a three-month purchase period. A total of 2.0 million shares may be issued under the ESPP, and as of December 31, 2020, there were 1.7 million shares of common stock reserved for issuance under the ESPP. The ESPP is considered compensatory. During the years ended December 31, 2020, 2019 and 2018, the Company issued 86 thousand, 88 thousand and 95 thousand shares, respectively, under the ESPP.
Note 12: Long-Term Debt
The Company obtains long-term debt through AWCC primarily to fund capital expenditures of the Regulated Businesses and to lend funds to parent company to refinance debt and for other purposes. Presented in the table below are the components of long-term debt as of December 31:

	Rate	Weighted Average Rate	Maturity	2020	2019
Long-term debt of AWCC: (a)
Senior notes—fixed rate	2.80%-8.27%	4.05%	2021-2050	$8,191	$7,191
Private activity bonds and government funded debt—fixed rate	0.60%-2.90%	1.64%	2021-2031	191	191
Long-term debt of other American Water subsidiaries:
Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.74%	2021-2048	735	724
Mortgage bonds—fixed rate	6.35%-9.69%	7.48%	2021-2039	565	578
Mandatorily redeemable preferred stock	8.47%-9.75%	8.57%	2024-2036	5	7
Finance lease obligations	12.25%	12.25%	2026	1	1
Long-term debt				9,688	8,692
Unamortized debt (discount) premium, net (b)				(4)	1
Unamortized debt issuance costs				(22)	(21)
Less current portion of long-term debt				(329)	(28)
Total long-term debt				$9,333	$8,644
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a guarantee by parent company of AWCC’s payment obligations under such indebtedness.
(b)Includes debt discount, net of fair value adjustments previously recognized in acquisition purchase accounting.
All mortgage bonds and $734 million of the private activity bonds and government funded debt held by the Company’s subsidiaries were collateralized as of December 31, 2020.
Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, AWCC from issuing debt secured by the Company’s consolidated assets. Certain long-term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2020 was 0.63 to 1.00. In addition, the Company has $868 million of notes which include the right to redeem the notes at par value, in whole or in part, from time to time, subject to certain restrictions, with a weighted average interest rate of 1.85%.
Presented in the table below are future sinking fund payments and debt maturities:

Amount
2021	$329
2022	14
2023	356
2024	474
2025	597
Thereafter	7,918

Presented in the table below are the issuances of long-term debt in 2020:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	2.80%-3.45%	3.13%	2030-2050	$1,000
AWCC (a)	Private activity bonds and government funded debt—fixed rate	0.60%-0.70%	0.42%	2023-2023	86
Other American Water subsidiaries	Private Activity Mortgage Bonds	0.85%-1.20%	1.10%	2023-2027	225
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	0.16%	2021-2048	23
Total issuances					$1,334
(a)This indebtedness has a mandatory redemption provision callable in 2023.
The Company incurred debt issuance costs of $15 million related to the above issuances.
Presented in the table below are the retirements and redemptions of long-term debt in 2020 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-5.38%	5.29%	2020-2031	$87
Other American Water subsidiaries	Private activity mortgage bonds	4.45%-5.60%	5.19%	2020	225
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.60%	2.08%	2020-2048	15
Other American Water subsidiaries	Mortgage bonds	3.92%-9.71%	7.83%	2020-2021	13
Other American Water subsidiaries	Mandatory redeemable preferred stock	8.49%-9.18%	8.64%	2031-2036	2
Total retirements and redemptions					$342
On April 14, 2020, AWCC completed a $1.0 billion debt offering which included the sale of $500 million aggregate principal amount of its 2.80% senior notes due 2030 and $500 million aggregate principal amount of its 3.45% senior notes due 2050. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $989 million. AWCC used the net proceeds of this offering: to (i) lend funds to parent company and its regulated subsidiaries; (ii) to fund sinking fund payments for, and to repay at maturity, $28 million in aggregate principal amount of outstanding long-term debt of AWCC and certain of the Company’s regulated subsidiaries; (iii) to repay AWCC’s commercial paper obligations and short-term indebtedness under AWCC’s $2.25 billion unsecured revolving credit facility; and (iv) for general corporate purposes.
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
During March 2020, the Company entered into four 10-year treasury lock agreements, each with a notional amount of $100 million, to reduce interest rate exposure on debt, which was subsequently issued on April 14, 2020. These treasury lock agreements had an average fixed rate of 0.94%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. On April 8, 2020 the Company terminated these four treasury lock agreements with an aggregate notional amount of $400 million, realizing a net loss of $6 million, to be amortized through interest, net over a 10 year period, in accordance with the terms of the $1.0 billion new debt issued on April 14, 2020. No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2020 and 2019.

Note 13: Short-Term Debt
To ensure adequate liquidity given the impacts of the COVID-19 pandemic on debt and capital markets, on March 20, 2020, AWCC entered into a Term Loan Credit Agreement, by and among parent company, AWCC and the lenders party thereto, which provided for a term loan facility of up to $750 million (the “Term Loan Facility”). On March 20, 2020, AWCC borrowed $500 million under the Term Loan Facility, the proceeds of which were used for general corporate purposes of AWCC and parent company, and to provide additional liquidity. The Term Loan Facility allowed for a single additional borrowing of up to $250 million, which expired unused on June 19, 2020. The Term Loan Facility commitments terminate on March 19, 2021. AWCC may prepay all or a portion of amounts due under the Term Loan Facility without any premium or penalty. Borrowings under the Term Loan Facility bear interest at a variable annual rate based on LIBOR, plus a margin of 0.80%. The credit agreement for the Term Loan Facility contains the same affirmative and negative covenants and events of default as under AWCC’s $2.25 billion revolving credit facility. As of December 31, 2020, $500 million of principal was outstanding under the Term Loan Facility.
Short-term debt consists of commercial paper and credit facility borrowings totaling $786 million for both periods ending December 31, 2020 and 2019. The weighted average interest rate on AWCC short-term borrowings was approximately 1.16% and 2.54% for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020 there were no borrowings outstanding with maturities greater than three months.
Liquidity needs for capital investment, working capital and other financial commitments are funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility and, in the future, issuances of equity. The revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. On April 1, 2020, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, pursuant to the terms of the credit agreement, from March 21, 2024 to March 21, 2025. The facility is used principally to support AWCC’s commercial paper program and to provide a sub-limit of up to $150 million for letters of credit. Letters of credit are non-debt instruments maintained to provide credit support for certain transactions as requested by third parties. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of December 31, 2020, AWCC had no outstanding borrowings and $76 million of outstanding letters of credit under the revolving credit facility, with $1.39 billion available to fulfill the Company’s short-term liquidity needs and to issue letters of credit. During 2020, the Company borrowed and subsequently repaid $650 million under the revolving credit facility. The Company regularly evaluates the capital markets and closely monitors the financial condition of the financial institutions with contractual commitments in its revolving credit facility. Interest rates on advances under the facility are based on a credit spread to the LIBOR rate (or applicable market replacement rate) or base rate in accordance with Moody Investors Service’s and Standard & Poor’s Financial Services’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt.
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2020
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2020	$1,314	$74	$1,388
(a)Total remaining availability of $1.39 billion as of December 31, 2020 may be accessed through revolver draws.

	2019
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2019	$1,314	$74	$1,388
(a)Total remaining availability of $1.39 billion as of December 31, 2019 may be accessed through revolver draws.

Presented in the table below is the Company’s total available liquidity as of December 31, 2020 and 2019:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of December 31, 2020	$547	$1,388	$1,935
Available liquidity as of December 31, 2019	$60	$1,388	$1,448
Presented in the table below is the short-term borrowing activity for AWCC for the years ended December 31:

	2020	2019
Average borrowings	$1,047	$726
Maximum borrowings outstanding	2,172	1,271
Weighted average interest rates, computed on daily basis	1.16%	2.54%
Weighted average interest rates, as of December 31	0.53%	1.86%
The changes in average borrowings between periods were mainly attributable to the $500 million borrowed under the Term Loan Facility during 2020, which is scheduled to terminate on March 19, 2021.
The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2020 was 0.63 to 1.00.
None of the Company’s borrowings are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under AWCC’s revolving credit facility.
Note 14: General Taxes
Presented in the table below is the components of general tax expense for the years ended December 31:

	2020	2019	2018
Property and capital stock	$140	$124	$120
Gross receipts and franchise	116	110	112
Payroll	36	35	33
Other general	11	11	12
Total general taxes	$303	$280	$277
Note 15: Income Taxes
Presented in the table below is the components of income tax expense for the years ended December 31:

	2020	2019	2018
Current income taxes:
State	$8	$4	$26
Federal	—	—	1
Total current income taxes	$8	$4	$27
Deferred income taxes:
State	$49	$54	$33
Federal	159	155	163
Amortization of deferred investment tax credits	(1)	(1)	(1)
Total deferred income taxes	207	208	195
Provision for income taxes	$215	$212	$222

Presented in the table below is a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31:

	2020	2019	2018
Income tax at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State taxes, net of federal taxes	4.8%	5.4%	5.5%
EADIT	(2.1)%	(0.9)%	1.5%
Other, net	(0.4)%	(0.1)%	0.2%
Effective tax rate	23.3%	25.4%	28.2%
Presented in the table below are the components of the net deferred tax liability as of December 31:

	2020	2019
Deferred tax assets:
Advances and contributions	$424	$410
Tax losses and credits	65	136
Regulatory income tax assets	329	335
Pension and other postretirement benefits	100	94
Other	165	151
Total deferred tax assets	1,083	1,126
Valuation allowance	(19)	(21)
Total deferred tax assets, net of allowance	$1,064	$1,105
Deferred tax liabilities:
Property, plant and equipment	$2,913	$2,760
Deferred pension and other postretirement benefits	97	77
Other	216	207
Total deferred tax liabilities	3,226	3,044
Less: Deferred tax liabilities included in liabilities related to assets held for sale (a)	69	67
Total deferred tax liabilities, net of deferred tax assets	$(2,093)	$(1,872)
(a)These deferred tax liabilities are related to the pending transactions contemplated by the Stock Purchase Agreement and are included in liabilities related to assets held for sale on the Consolidated Balance Sheets. See Note 6—Acquisitions and Divestitures for additional information.
As of December 31, 2020 and 2019, the Company recognized federal net operating loss (“NOL”) carryforwards of $366 million and $673 million, respectively. The Company’s federal NOL carryforwards begin to expire in 2029, however, the Company expects to fully utilize its federal NOL carryforwards in 2021, and therefore, no valuation allowance is required.
As of December 31, 2020 and 2019, the Company had state NOLs of $357 million and $453 million, respectively, a portion of which are offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards began to expire in 2020 and will continue through 2040.
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

Presented in the table below are the changes in gross liability, excluding interest and penalties, for unrecognized tax benefits:

Amount
Balance as of January 1, 2019	$97
Increases in current period tax positions	17
Decreases in prior period measurement of tax positions	(4)
Balance as of December 31, 2019	$110
Increases in current period tax positions	18
Decreases in prior period measurement of tax positions	(6)
Balance as of December 31, 2020	$122
The Company’s tax positions relate primarily to the deductions claimed for repair and maintenance costs on its utility plant. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. As discussed above, the Company expects to utilize its remaining federal NOLs in 2021, and therefore this federal tax attribute will not be available to reduce the federal liabilities for uncertain tax positions or interest accrued as presented on the Company’s Consolidated Financial Statements.
If the Company sustains all of its positions as of December 31, 2020, an unrecognized tax benefit of $12 million, excluding interest and penalties, would impact the Company’s effective tax rate. The Company had an insignificant amount of interest and penalties related to its tax positions as of December 31, 2020 and 2019.
Presented in the table below are the changes in the valuation allowance:

Amount
Balance as of January 1, 2018	$13
Increases in current period tax positions	1
Balance as of December 31, 2018	$14
Increases in current period tax positions	7
Balance as of December 31, 2019	$21
Decreases in current period tax positions	(2)
Balance as of December 31, 2020	$19
Note 16: Employee Benefits
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
The Company’s pension funding practice is to contribute at least the greater of the minimum amount required by the Employee Retirement Income Security Act of 1974 or the normal cost. Further, the Company will consider additional cash contributions and/or available prefunding balances if needed to avoid “at risk” status and benefit restrictions under the Pension Protection Act of 2006 (“PPA”). The Company may also consider increased contributions, based on other financial requirements and the plans’ funded position. Pension expense in excess of the amount contributed to the pension plans is deferred by certain regulated subsidiaries pending future recovery in rates charged for utility services as contributions are made to the plans. See Note 4—Regulatory Matters for additional information. Pension plan assets are invested in a number of actively managed, commingled funds, and limited partnerships including equities, fixed income securities, guaranteed annuity contracts with insurance companies, real estate funds and real estate investment trusts (“REITs”).

The Company maintains other postretirement benefit plans providing varying levels of medical and life insurance to eligible retirees. The retiree welfare plans are closed for union employees hired on or after January 1, 2006. The plans had previously closed for non-union employees hired on or after January 1, 2002. The Company’s policy is to fund other postretirement benefit costs up to the amount recoverable through rates. Assets of the plans are invested in a number of actively managed funds in the form of separate accounts, commingled funds and limited partnerships, including equities and fixed income securities.
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
Upon completion of the pending transactions contemplated by the Stock Purchase Agreement among the Company, the Company’s New York subsidiary and Liberty, there will be a transfer of assets from two pension plans and two other postretirement benefit plans from the Company to Liberty. The Company does not expect the assets to be transferred to be a significant percentage of the Company’s overall pension and other postretirement benefit plans.
Presented in the tables below are the fair values and asset allocations of the pension plan assets as of December 31, 2020 and 2019, respectively, by asset category:

Asset Category	2021 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2020
Cash		$78	$78	$—	$—	4%
Equity securities:	50%
U.S. large cap		420	420	—	—	21%
U.S. small cap		124	124	—	—	6%
International		367	8	169	190	18%
Real estate fund		120	—	—	120	6%
REITs		7	—	7	—	—%
Fixed income securities:	50%
U.S. Treasury securities and government bonds		171	163	8	—	9%
Corporate bonds		594	—	594	—	30%
Mortgage-backed securities		9	—	9	—	—%
Municipal bonds		34	—	34	—	2%
Treasury futures		10	10	—	—	1%
Long duration bond fund		10	7	3	—	1%
Guarantee annuity contracts		46	—	—	46	2%
Total	100%	$1,990	$810	$824	$356	100%

Asset Category	2020 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2019
Cash		$39	$39	$—	$—	2%
Equity securities:	50%
U.S. large cap		358	358	—	—	20%
U.S. small cap		84	78	6	—	5%
International		320	6	137	177	18%
Real estate fund		127	—	—	127	7%
REITs		7	—	7	—	—%
Fixed income securities:	50%
U.S. Treasury securities and government bonds		169	158	11	—	10%
Corporate bonds		542	—	542	—	31%
Mortgage-backed securities		14	—	14	—	1%
Municipal bonds		26	—	26	—	1%
Treasury futures		8	8	—	—	1%
Long duration bond fund		8	8	—	—	1%
Guarantee annuity contracts		45	—	—	45	3%
Total	100%	$1,747	$655	$743	$349	100%
Presented in the tables below are a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for 2020 and 2019, respectively:

Level 3
Balance as of January 1, 2020	$349
Actual return on assets	3
Purchases, issuances and settlements, net	4
Balance as of December 31, 2020	$356

Level 3
Balance as of January 1, 2019	$230
Actual return on assets	25
Purchases, issuances and settlements, net	94
Balance as of December 31, 2019	$349
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
In 2018, the Company announced plan design changes to the medical bargaining benefit plan, which resulted in a cap on future benefits and an over funded postretirement medical benefits bargaining plan. As a result of the change in funded status, the Company decreased the investment risk in the plan and reduced its exposure to changes in interest rates by matching the assets of the plan to the projected cash flows for future benefit payments of the liability.

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
Presented in the tables below are the fair values and asset allocations of the postretirement benefit plan assets as of December 31, 2020 and 2019, respectively, by asset category:

Asset Category	2021 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2020
Bargain VEBA:
Cash		$12	$12	$—	$—	3%
Equity securities:	4%
U.S. large cap		14	14	—	—	3%
Fixed income securities:	96%
U.S. Treasury securities and government bonds		389	308	81	—	93%
Long duration bond fund		5	5	—	—	1%
Total bargain VEBA	100%	$420	$339	$81	$—	100%
Non-bargain VEBA:
Cash		$1	$1	$—	$—	—
Equity securities:	60%
U.S. large cap		51	51	—	—	38%
International		33	33	—	—	24%
Fixed income securities:	40%
Core fixed income bond fund (a)		50	—	50	—	38%
Total non-bargain VEBA	100%	$135	$85	$50	$—	100%
Life VEBA:
Equity securities:	70%
U.S. large cap		$—	$—	$—	$—	—%
Fixed income securities:	30%
Core fixed income bond fund (a)		1	1	—	—	100%
Total life VEBA	100%	$1	$1	$—	$—	100%
Total	100%	$556	$425	$131	$—	100%
(a)Includes cash for margin requirements.

Asset Category	2020 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of 12/31/2019
Bargain VEBA:
Cash		$6	$6	$—	$—	2%
Equity securities:	4%
U.S. large cap		13	13	—	—	3%
Fixed income securities:	96%
U.S. Treasury securities and government bonds		373	298	75	—	94%
Long duration bond fund		4	4	—	—	1%
Total bargain VEBA	100%	$396	$321	$75	$—	100%
Non-bargain VEBA:
Cash		$4	$4	$—	$—	—
Equity securities:	60%
U.S. large cap		48	48	—	—	36%
International		30	30	—	—	23%
Fixed income securities:	40%
Core fixed income bond fund (a)		50	—	50	—	41%
Total non-bargain VEBA	100%	$132	$82	$50	$—	100%
Life VEBA:
Equity securities:	70%
U.S. large cap		$2	$2	$—	$—	50%
Fixed income securities:	30%
Core fixed income bond fund (a)		2	2	—	—	50%
Total life VEBA	100%	$4	$4	$—	$—	100%
Total	100%	$532	$407	$125	$—	100%
(a)Includes cash for margin requirements.
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
Presented in the table below is a rollforward of the changes in the benefit obligation and plan assets for the two most recent years, for all plans combined:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation as of January 1,	$2,161	$1,892	$374	$353
Service cost	31	28	4	4
Interest cost	73	82	12	15
Plan participants' contributions	—	—	2	2
Plan amendments	—	—	5	(1)
Actuarial loss (gain)	233	264	13	25
Settlements (a)	(3)	—	—	—
Gross benefits paid	(109)	(105)	(29)	(25)
Federal subsidy	—	—	1	1
Benefit obligation as of December 31,	$2,386	$2,161	$382	$374
Change in plan assets:
Fair value of plan assets as of January 1,	$1,747	$1,499	$532	$507
Actual return on plan assets	314	319	53	51
Employer contributions	41	33	(2)	(2)
Plan participants' contributions	—	—	2	2
Settlements (a)	(3)	—	—	—
Benefits paid	(109)	(104)	(29)	(26)
Fair value of plan assets as of December 31,	$1,990	$1,747	$556	$532
Funded value as of December 31,	$(396)	$(414)	$174	$158
Amounts recognized on the balance sheet:
Noncurrent asset	$—	$—	$173	$159
Current liability	(2)	(3)	—	—
Noncurrent liability	(388)	(411)	(1)	(1)
(Liabilities) assets related to assets held for sale (b)	(6)	—	2	—
Net amount recognized	$(396)	$(414)	$174	$158
(a)The Company paid $3 million of lump sum payment distributions from the Company’s New York Water Service Corporation Pension Plan for the year ended December 31, 2020. There were no lump sum payments made for the year ended December 31, 2019.
(b)These balances are related to the pending transactions contemplated by the Stock Purchase Agreement and are included in assets held for sale and liabilities related to assets held for sale on the Consolidated Balance Sheets as of December 31, 2020. See Note 6—Acquisitions and Divestitures for additional information.

Presented in the table below are the components of accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Net actuarial loss	$436	$435	$49	$72
Prior service credit	(16)	(19)	(217)	(257)
Net amount recognized	$420	$416	$(168)	$(185)

Regulatory assets (liabilities)	$366	$375	$(168)	$(185)
Accumulated other comprehensive income	54	41	—	—
Total	$420	$416	$(168)	$(185)
Presented in the tables below are the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets as of December 31, 2020 and 2019:

	Projected Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2020	2019
Projected benefit obligation	$2,386	$2,161
Fair value of plan assets	1,990	1,748

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2020	2019
Accumulated benefit obligation	$2,188	$2,018
Fair value of plan assets	1,990	1,748
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
Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to or greater than the minimum required contributions or the normal cost in 2021 to the qualified pension plans. Contributions may be in the form of cash contributions as well as available prefunding balances.
Presented in the table below is information about the expected cash flows for the pension and postretirement benefit plans:

	Pension Benefits	Other Benefits
2021 expected employer contributions:
To plan trusts	$37	$—
To plan participants	2	—

Presented in the table below are the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2021	$127	$27	$1
2022	128	27	1
2023	133	27	1
2024	135	27	1
2025	137	26	1
2026-2030	692	123	4
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
Presented in the table below are the significant assumptions related to the pension and other postretirement benefit plans:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Weighted average assumptions used to determine December 31 benefit obligations:
Discount rate	2.74%	3.44%	4.38%	2.56%	3.36%	4.32%
Rate of compensation increase	3.51%	2.97%	3.00%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.25% in 2021	6.50% in 2020	6.75% in 2019
				to 5.00% in 2026+	to 5.00% in 2026+	to 5.00% in 2026+
Weighted average assumptions used to determine net periodic cost:
Discount rate	3.44%	4.38%	3.75%	3.36%	4.32%	4.23%
Expected return on plan assets	6.50%	6.20%	5.95%	3.68%	3.56%	4.77%
Rate of compensation increase	2.97%	3.00%	3.02%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.50% in 2020	6.75% in 2019	7.00% in 2018
				to 5.00% in 2026+	to 5.00% in 2026+	to 4.50% in 2026+
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

The expected long-term rate of return on plan assets is based on historical and projected rates of return, prior to administrative and investment management fees, for current and planned asset classes in the plans’ investment portfolios. Assumed projected rates of return for each of the plans’ projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns. The Company’s pension expense increases as the expected return on assets decreases. The Company used an expected return on plan assets of 6.50% to estimate its 2020 pension benefit costs, and an expected blended return based on weighted assets of 3.68% to estimate its 2020 other postretirement benefit costs.
The Company had previously adopted a mortality table based on the Society of Actuaries RP 2014 mortality table including a generational MP-2018 projection scale. In 2020, the Company adopted the Pri-2012 base mortality table and the new MP-2020 mortality improvement scale to replace the previous assumption.
Presented in the table below are the components of net periodic benefit costs for the years ended December 31:

	2020	2019	2018
Components of net periodic pension benefit cost:
Service cost	$31	$28	$34
Interest cost	73	82	76
Expected return on plan assets	(111)	(91)	(97)
Amortization of prior service (credit) cost	(3)	(3)	1
Amortization of actuarial loss	30	32	27
Settlements (a)	1	—	—
Net periodic pension benefit cost	$21	$48	$41
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$12	$(8)	$(60)
Amortization of actuarial loss	(3)	(4)	(7)
Total recognized in other comprehensive income	9	(12)	(67)
Total recognized in net periodic benefit cost and other comprehensive income	$30	$36	$(26)
Components of net periodic other postretirement benefit (credit) cost:
Service cost	$4	$4	$8
Interest cost	12	15	20
Expected return on plan assets	(19)	(18)	(26)
Amortization of prior service credit	(34)	(35)	(23)
Amortization of actuarial loss	2	3	3
Net periodic other postretirement benefit (credit) cost	$(35)	$(31)	$(18)
(a)Due to the amount of lump sum payment distributions from the Company’s New York Water Service Corporation Pension Plan, settlement charges of less than $1 million were recorded for the year ended December 31, 2020. There were no settlement charges recorded for the year ended December 31, 2019. In accordance with existing regulatory accounting treatment, the Company has maintained the settlement charges in regulatory assets on the Consolidated Balance Sheets. The amount is being amortized in accordance with existing regulatory practice.
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

Savings Plans for Employees
The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006, the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company’s 401(k) savings plan expenses totaled $12 million, $12 million and $12 million for 2020, 2019 and 2018, respectively. Additionally, the Company’s 5.25% of base pay defined contribution benefit expenses totaled $15 million, $13 million and $11 million for 2020, 2019 and 2018, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employees.
Note 17: Commitments and Contingencies
Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $484 million as of December 31, 2020.
The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. Presented in the table below are the future annual commitments related to minimum quantities of purchased water having non-cancelable contracts:

Amount
2021	$66
2022	67
2023	66
2024	52
2025	52
Thereafter	618
The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. See Note 5—Revenue Recognition for additional information regarding the Company’s performance obligations.
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of December 31, 2020, the Company has accrued approximately $10 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $4 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 17—Commitments and Contingencies, will not have a material adverse effect on the Company.
West Virginia Elk River Freedom Industries Chemical Spill
On June 8, 2018, the U.S. District Court for the Southern District of West Virginia granted final approval of a settlement class and global class action settlement (the “Settlement”) for all claims and potential claims by all class members (collectively, the “West Virginia Plaintiffs”) arising out of the January 2014 Freedom Industries, Inc. chemical spill in West Virginia. The effective date of the Settlement was July 16, 2018. Under the terms and conditions of the Settlement, the Company’s West Virginia subsidiary (“WVAWC”) and certain other Company affiliated entities (collectively, the “West Virginia-American Water Defendants”) did not admit, and will not admit, any fault or liability for any of the allegations made by the West Virginia Plaintiffs in any of the actions that were resolved.

The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of December 31, 2020, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of December 31, 2020 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a determination by the Settlement fund’s appeal adjudicator on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of the West Relay pumping station located in the City of Dunbar, West Virginia and owned by WVAWC. The failure of the main caused water outages and low pressure for up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking but the water main was usable until June 29, 2015 to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was completed safely on June 30, 2015. Water service was fully restored by July 1, 2015 to all customers affected by this event.
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
On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. On July 14, 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. On August 31, 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. At the request of the parties, on September 10, 2020, the Circuit Court ordered the stay of all matters in the class proceeding pending consideration of this petition. On December 3, 2020, the Supreme Court of Appeals issued an order to show cause stating that there are sufficient grounds for oral argument to consider prohibiting the class certification order. On January 28, 2021, the Supreme Court of Appeals granted a motion by the Jeffries plaintiffs to remand the case back to the Circuit Court for further consideration in light of a recent Supreme Court of Appeals decision issued in another case relating to the class certification issues raised.
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
Chattanooga, Tennessee Water Main Break Class Action Litigation
On September 12, 2019, the Company’s Tennessee subsidiary (“TAWC”), experienced a leak in a 36-inch water transmission main, which caused service fluctuations or interruptions to TAWC customers and the issuance of a boil water notice. TAWC repaired the main by early morning on September 14, 2019, and restored full water service by the afternoon of September 15, 2019, with the boil water notice lifted for all customers on September 16, 2019.
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc. (“Service Company,” and together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest.

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
TAWC and the Company believe that TAWC has meritorious defenses to the claims raised in this class action complaint, and TAWC is vigorously defending itself against these allegations. The Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of such losses related to this proceeding..
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with Orders to Reduce Carmel River Diversions—Monterey Peninsula Water Supply Project
Under a 2009 order (the “2009 Order”) of the State Water Resources Control Board (the “SWRCB”), the Company’s California subsidiary (“Cal Am”) is required to decrease significantly its yearly diversions of water from the Carmel River according to a set reduction schedule. In 2016, the SWRCB issued an order (the “2016 Order”) approving a deadline of December 31, 2021 for Cal Am’s compliance with these prior orders (the “2021 Deadline”).
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
Cal Am’s ability to move forward on the Water Supply Project is subject to administrative review by the California Public Utilities Commission (the “CPUC”) and other government agencies, obtaining necessary permits, and intervention from other parties. In September 2016, the CPUC unanimously approved a final decision to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to the incurred $50 million in associated costs plus AFUDC, subject to meeting certain criteria.
In September 2018, the CPUC unanimously approved another final decision finding that (i) the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity, (ii) the issuance of the final decision should not be delayed, and (iii) an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed in the first general rate case filed by Cal Am after it becomes operational. Cal Am has incurred $154 million in aggregate costs as of December 31, 2020 related to the Water Supply Project, which includes $36 million in AFUDC. While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as the CPUC’s 2016 and 2018 final decisions, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $50 million in construction costs previously approved by the CPUC in its 2016 final decision.

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
On August 25, 2020, the staff of the Coastal Commission released a report again recommending denial of Cal Am’s application for a coastal development permit. Although the report concluded that the Water Supply Project would have a negligible impact on groundwater resources, the report also concluded it would impact other coastal resources, such as environmentally sensitive habitat areas and wetlands, and that the Coastal Commission staff believes that a feasible alternative project exists that would avoid those impacts. The staff’s report also noted disproportionate impacts to communities of concern. On September 16, 2020, Cal Am withdrew its original jurisdiction application to allow additional time to address the Coastal Commission staff’s environmental justice concerns. The withdrawal of the original jurisdiction application did not impact Cal Am’s appeal of the City’s denial, which remains pending before the Coastal Commission. Cal Am refiled the original jurisdiction application on November 6, 2020. On December 3, 2020, the Coastal Commission sent to Cal Am a notice of incomplete application, identifying certain additional information needed to consider the application complete. Cal Am is preparing a response to the Coastal Commission’s notice.
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, based on the foregoing, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Due to the delay in the approval schedule, Cal Am currently does not believe that it will be able to fully comply with the diversion reduction requirements and other remaining requirements under the 2009 Order and the 2016 Order, including the 2021 Deadline. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order, or the 2021 Deadline, may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.
Note 18: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31:

	2020	2019	2018
Numerator:
Net income attributable to common shareholders	$709	$621	$567

Denominator:
Weighted average common shares outstanding—Basic	181	181	180
Effect of dilutive common stock equivalents	1	—	—
Weighted average common shares outstanding—Diluted	182	181	180
The effect of dilutive common stock equivalents is related to outstanding stock options, RSUs and PSUs granted under the Company’s 2007 Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the years ended December 31, 2020, 2019 and 2018, because their effect would have been anti-dilutive under the treasury stock method.

Note 19: Fair Value of Financial Information
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
Preferred stock with mandatory redemption requirements and long-term debt—The fair values of preferred stock with mandatory redemption requirements and long-term debt are categorized within the fair value hierarchy based on the inputs that are used to value each instrument. The fair value of long-term debt classified as Level 1 is calculated using quoted prices in active markets. Level 2 instruments are valued using observable inputs and Level 3 instruments are valued using observable and unobservable inputs..
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	Carrying Amount	December 31, 2020
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$5	$—	$—	$7	$7
Long-term debt (excluding finance lease obligations)	9,656	9,639	415	1,753	11,807

	Carrying Amount	December 31, 2019
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$7	$—	$—	$9	$9
Long-term debt (excluding finance lease obligations)	8,664	7,689	417	1,664	9,770
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

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	At Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	19	—	—	19
Deposits	4	—	—	4
Other investments	11	—	—	11
Total assets	63	—	—	63

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total assets	$39	$—	$—	$39

	At Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$31	$—	$—	$31
Rabbi trust investments	17	—	—	17
Deposits	3	—	—	3
Other investments	8	—	—	8
Total assets	59	—	—	59

Liabilities:
Deferred compensation obligations	21	—	—	21
Total liabilities	21	—	—	21
Total assets (liabilities)	$38	$—	$—	$38
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

Mark-to-market derivative assets and liabilities— The Company employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and treasury lock agreements, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company may use fixed-to-floating interest rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company had no significant mark-to-market derivatives outstanding as of December 31, 2020.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets on the Consolidated Balance Sheets.
Note 20: Leases
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $147 million and $147 million as of December 31, 2020 and 2019, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $4 million in 2021 through 2025, and $52 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases presented on the Consolidated Balance Sheets were $14 million and $16 million for the years ended December 31, 2020 and 2019, respectively. Rental expenses under operating leases which included variable and short-term lease costs were $35 million for the year ended December 31, 2018.
For the year ended December 31, 2020, cash paid for amounts in lease liabilities, which includes operating and financing cash flows from operating and finance leases, was $14 million. For the year ended December 31, 2020, ROU assets obtained in exchange for new operating lease liabilities was $2 million.
As of December 31, 2020, the weighted-average remaining lease term of the finance lease and operating leases were five years and 19 years, respectively, and the weighted-average discount rate of the finance lease and operating leases were 12% and 4%, respectively.
The future maturities of lease liabilities at December 31, 2020 are $13 million in 2021, $12 million in 2022, $8 million in 2023, $7 million in 2024, $7 million in 2025 and $94 million thereafter. At December 31, 2020 imputed interest was $49 million.
Note 21: Segment Information
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

The Company’s primary Market-Based Businesses include HOS, which provides various warranty protection programs and other home services to residential customers, and MSG, which enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations.
The accounting policies of the segments are the same as those described in Note 2—Significant Accounting Policies. The Regulated Businesses segment and Market-Based Businesses include intercompany costs that are allocated by Service Company and intercompany interest that is charged by AWCC, both of which are eliminated to reconcile to the Consolidated Statements of Operations. Inter-segment revenues include the sale of water from a regulated subsidiary to market-based subsidiaries, leased office space, and furniture and equipment provided by the market-based subsidiaries to regulated subsidiaries. “Other” includes corporate costs that are not allocated to the Company’s operating segments, eliminations of inter-segment transactions, fair value adjustments, and associated income and deductions related to the acquisitions that have not been allocated to the operating segments for evaluation of performance and allocation of resource purposes. The adjustments related to the acquisitions are reported in Other as they are excluded from segment performance measures evaluated by management.
Presented in the tables below is summarized segment information as of and for the years ended December 31:

	2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$3,255	$540	$(18)	$3,777
Depreciation and amortization	562	26	16	604
Total operating expenses, net	2,102	421	6	2,529
Interest, net	(291)	1	(105)	(395)
Income before income taxes	932	120	(128)	924
Provision for income taxes	217	29	(31)	215
Net income attributable to common shareholders	715	91	(97)	709
Total assets	22,357	891	1,518	24,766
Cash paid for capital expenditures	1,804	10	8	1,822

	2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$3,094	$539	$(23)	$3,610
Depreciation and amortization	529	37	16	582
Total operating expenses, net	1,964	480	(4)	2,440
Interest, net	(295)	5	(92)	(382)
Income before income taxes	869	66	(102)	833
Provision for income taxes	215	20	(23)	212
Net income attributable to common shareholders	654	46	(79)	621
Total assets	20,318	1,008	1,356	22,682
Cash paid for capital expenditures	1,627	13	14	1,654

	2018
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,984	$476	$(20)	$3,440
Depreciation and amortization	500	29	16	545
Impairment charge	—	57	—	57
Total operating expenses, net	1,912	441	(15)	2,338
Interest, net	(280)	4	(74)	(350)
Income before income taxes	826	41	(80)	787
Provision for income taxes	224	11	(13)	222
Net income attributable to common shareholders	602	32	(67)	567
Total assets	18,680	999	1,544	21,223
Cash paid for capital expenditures	1,477	13	96	1,586
Note 22: Unaudited Quarterly Data
Presented in the tables below are supplemental, unaudited, consolidated, quarterly financial data for each of the four quarters in the years ended December 31, 2020 and 2019, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$844	$931	$1,079	$923
Operating income	239	313	433	263
Net income attributable to common shareholders	124	176	264	145
Basic earnings per share: (a)
Net income attributable to common shareholders	$0.69	$0.97	$1.46	$0.80
Diluted earnings per share:
Net income attributable to common shareholders	0.68	0.97	1.46	0.80
(a)Amounts may not sum due to rounding.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$813	$882	$1,013	$902
Operating income	238	302	406	224
Net income attributable to common shareholders	113	170	240	98
Basic earnings per share: (a)
Net income attributable to common shareholders	$0.62	$0.94	$1.33	$0.54
Diluted earnings per share:
Net income attributable to common shareholders	0.62	0.94	1.33	0.54
(a)Amounts may not sum due to rounding.

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
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, as of December 31, 2020, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item and not given below or in Item 1—Business—Executive Officers of this Form 10-K, is incorporated by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Board of Directors and Corporate Governance,” “Proposal 1—Election of Directors” and “Certain Beneficial Ownership Matters—Section 16(a) Delinquent Reports.”
The Company has adopted a Code of Ethics, which applies to directors, officers and employees. The full text of the Code of Ethics is publicly available on the Company’s website at https://amwater.com. The Company intends to post on its website any amendments to the Code of Ethics and any waivers of such provisions granted to certain principal officers.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, under the captions entitled “Proposal 1—Election of Directors—Director Compensation Table,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, under the captions entitled “Certain Beneficial Ownership Matters—Security Ownership of Management,” “Certain Beneficial Ownership Matters—Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, under the caption entitled “Board of Directors and Corporate Governance—Board Review of Related Person Transactions” and “Proposal 1—Election of Directors—Director Independence.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, under the caption entitled “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Services Provided by Independent Registered Public Accounting Firm.”

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents have been filed as a part of this Form 10-K:
1.The financial statements listed in the “Index to Consolidated Financial Statements” contained in Item 8—Financial Statements and Supplementary Data of this Form 10-K are hereby incorporated by reference in response to this Item 15(a).
2.Financial statement schedules have been omitted since they are either not required or are not applicable as the information is otherwise included in the financial statements or notes thereto.
3.Exhibits. The list of documents contained in “Exhibit Index” below is provided in response to this Item 15(a). The warranties, representations and covenants contained in any of the agreements included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s or its subsidiaries’ securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.
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

3.2
Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 10, 2020).

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
4.18
Officers’ Certificate of American Water Capital Corp., dated April 14, 2020, establishing the terms and authorizing the issuance of the 2.80% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 14, 2020).

4.19
Officers’ Certificate of American Water Capital Corp., dated April 14, 2020, establishing the terms and authorizing the issuance of the 3.45% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 14, 2020).

4.20	Description of American Water Works Company, Inc.’s Equity Securities (filed herewith).
4.21
Note Purchase Agreement, as amended, dated December 21, 2006, between American Water Capital Corp. and the purchasers party thereto (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007) with respect to the 5.77% Series D Senior Notes due December 21, 2021.

4.22
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

10.1.3
Extension Agreement, dated as of April 1, 2020, among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed on May 6, 2020).

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

10.3
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

10.6*
Offer Letter for Employment, dated February 12, 2020, between American Water Works Company, Inc. and Walter J. Lynch. (incorporated by reference to Exhibit 10.18 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.7*
Offer Letter for Employment, dated April 28, 2020, between American Water Works Company, Inc. and William Varley (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2020).

10.8*
Offer Letter for Employment, dated August 5, 2020, between American Water Works Company, Inc. and Adam Noble (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 4, 2020).

10.9*	Offer Letter for Employment, dated February 25, 2020, between American Water Works Company, Inc. and Bruce A. Hauk (filed herewith).
10.10*
Separation Agreement and General Release, dated as of May 13, 2020, between American Water Works Company, Inc. and Loyd A. Warnock (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2020).

10.11*
Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.12*
Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.13.1*
Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of June 1, 2018 (incorporated by reference to Exhibit 10.9.3 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2019).

10.13.2*
Amendment No. 2019-1 to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, as amended and restated, effective as of November 1, 2019 (incorporated by reference to Exhibit 4.1.2 to American Water Works Company, Inc.’s Registration Statement on Form S-8, File No. 333-235598, filed December 19. 2019).

10.14*
Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.15.1*
American Water Works Company, Inc. Annual Incentive Plan (incorporated by reference to Appendix C to American Water Works Company, Inc.’s Definitive Proxy Statement, File No. 001-34028, filed March 27, 2015).

10.15.2*
Amendment 2016-1 to American Water Works Company, Inc. Annual Incentive Plan (now known as the Annual Performance Plan), effective January 1, 2016 (incorporated by reference to Exhibit 10.14.2 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 25, 2016).

Exhibit Number	Exhibit Description
10.16*
Second Amended and Restated American Water Works Company, Inc. and its Designated Subsidiaries 2017 Nonqualified Employee Stock Purchase Plan, adopted on July 27, 2018, effective as of February 5, 2019 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 31, 2018).

10.17.1*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Appendix B to American Water Works Company, Inc.’s Definitive Proxy Statement, File No. 001-34028, filed March 27, 2015).

10.17.2*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.13.10 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 25, 2016).

10.17.3*
Amendment to American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2015 Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.13.11 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 25, 2016).

10.17.4*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.1.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 4, 2016).

10.17.5*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.2.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 4, 2016).

10.17.6*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2017).

10.17.7*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 4, 2016).

10.17.8*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.3.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 4, 2016).

10.17.9*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.2.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2017).

10.17.10*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.2.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2017).

10.17.11*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 7, 2013).

10.17.12*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.17.13*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 3, 2016).

10.18.1*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2017).

10.18.2*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.18.3*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.18.4*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.18.5*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 31, 2019).

10.18.6*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant.(incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.7*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant (for Chief Executive Officer and Chief Operating Officer) (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.8*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant dated February 11, 2020 (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.9*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant Dated February 11, 2020 (for Michael A. Sgro) (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.10*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant Dated February 11, 2020 (for Loyd A. Warnock) (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.11*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant dated August 31, 2020 (for Adam Noble) (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 4, 2020).

10.18.12*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.18.13*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.18.14*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

Exhibit Number	Exhibit Description
10.18.15*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-3 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.18.16*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A (for Loyd A. Warnock) (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.18.17*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 31, 2019).

10.18.18*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-1 (corrected) (incorporated by reference to Exhibit 10.14.33 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020 ).

10.18.19*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-3 (corrected) (incorporated by reference to Exhibit 10.14.34 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

10.18.20*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B (corrected) (for Loyd A. Warnock) (incorporated by reference to Exhibit 10.14.35 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

10.18.21*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B (corrected) (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.14.36 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

10.18.22*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.23*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-2 (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.24*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.25*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A (for Michael A. Sgro) (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.26*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A (for Loyd A. Warnock) (incorporated by reference to Exhibit 10.12 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.27*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.28*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-2 (incorporated by reference to Exhibit 10.14 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.29*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.15 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.30*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B (for Michael A. Sgro) (incorporated by reference to Exhibit 10.16 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.31*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B (for Loyd A. Warnock) (incorporated by reference to Exhibit 10.17 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.18.32*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.18.33*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 1, 2018).

10.18.34*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2020).

10.19*
American Water Works Company, Inc. Executive Severance Policy, dated as of December 16, 2008 (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 3, 2010).

10.20.1*
American Water Works Company, Inc. Pension Plan for Employees, amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.16.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

10.20.2*
American Water Works Company, Inc. Amendment Two to the Pension Plan for Employees, amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.16.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

21.1	Subsidiaries of American Water Works Company, Inc. (filed herewith).
22.1	Guaranteed Securities (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

Exhibit Number	Exhibit Description
32.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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
The Stock Purchase Agreement filed as Exhibit 2.1 to this Form 10-K has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Stock Purchase Agreement (i) were made by the parties thereto only for purposes of that agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the Stock Purchase Agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Stock Purchase Agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the Stock Purchase Agreement instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2021.

AMERICAN WATER WORKS COMPANY, INC.
BY:	/s/ WALTER J. LYNCH
Walter J. Lynch
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 24th day of February, 2021, by the following persons in the capacities indicated.

/s/ WALTER J. LYNCH	/s/ JEFFREY N. EDWARDS
Walter J. Lynch President and Chief Executive Officer (Principal Executive Officer and Director)	Jeffrey N. Edwards (Director)
/s/ M. SUSAN HARDWICK	/s/ MARTHA CLARK GOSS
M. Susan Hardwick Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Martha Clark Goss (Director)
/s/ MELISSA K. WIKLE	/s/ VERONICA M. HAGEN
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)	Veronica M. Hagen (Director)
/s/ KIMBERLY J. HARRIS	/s/ JULIA L. JOHNSON
Kimberly J. Harris (Director)	Julia L. Johnson (Director)
/s/ PATRICIA L. KAMPLING	/s/ KARL F. KURZ
Patricia L. Kampling (Director)	Karl F. Kurz (Chairman of the Board)
/s/ JAMES G. STAVRIDIS	/s/ LLOYD M. YATES
James G. Stavridis (Director)	Lloyd M. Yates (Director)