Form 10-Q
period 2021-03-31
American Water Works Company, Inc.
filed 2021-05-03
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 27, 2021
Common Stock, par value $0.01 per share	181,469,196

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to the “parent company” mean American Water Works Company, Inc., without its subsidiaries.
i

FORWARD-LOOKING STATEMENTS
Statements included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and filings to address regulatory lag; growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity, the completion of the announced sale of the Company’s New York subsidiary and the amount of proceeds anticipated to be received therefrom; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River and to comply with certain regulatory orders and interpretations thereof with respect to such diversions; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the ability to execute its current and long-term business, operational and capital expenditures strategies; its ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets; the outcome and impact on the Company of governmental and regulatory investigations and proceedings and related potential fines, penalties and other sanctions; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the impacts to the Company of the current pandemic health event resulting from the novel coronavirus (“COVID-19”); the ability to capitalize on existing or future utility privatization opportunities; trends in the industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•the risks associated with the Company’s aging infrastructure, and its ability to appropriately improve the resiliency of, or maintain and replace, current or future infrastructure and systems, including its technology and other assets, and manage the expansion of its businesses;
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
•fluctuations in interest rates;
•ability to comply with affirmative or negative covenants in the current or future indebtedness of the Company or any of its subsidiaries, or the issuance of new or modified credit ratings or outlooks or other communications by credit rating agencies with respect to the Company or any of its subsidiaries (or any current or future indebtedness thereof), which could increase financing costs or funding requirements and affect the Company’s or its subsidiaries’ ability to issue, repay or redeem debt, pay dividends or make distributions;
•fluctuations in the value of benefit plan assets and liabilities that could increase the Company’s cost and funding requirements;
•changes in federal or state general, income and other tax laws, including (i) future significant tax legislation, (ii) further rules, regulations, interpretations and guidance by the U.S. Department of the Treasury and state or local taxing authorities related to the enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), (iii) the availability of, or the Company’s compliance with, the terms of applicable tax credits and tax abatement programs, and (iv) the Company’s ability to utilize its U.S. federal and state income tax net operating loss carryforwards;
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

These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above, and the risk factors and other statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”) and in this Form 10-Q, and readers should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements the Company makes shall speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, the Company does not have any obligation, and it specifically disclaims any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on the Company’s businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Property, plant and equipment	$25,934	$25,614
Accumulated depreciation	(6,029)	(5,904)
Property, plant and equipment, net	19,905	19,710
Current assets:
Cash and cash equivalents	69	547
Restricted funds	30	29
Accounts receivable, net of allowance for uncollectible accounts of $67 and $60, respectively	274	321
Unbilled revenues	219	206
Materials and supplies	52	47
Assets held for sale	654	629
Other	168	127
Total current assets	1,466	1,906
Regulatory and other long-term assets:
Regulatory assets	1,127	1,127
Operating lease right-of-use assets	98	95
Goodwill	1,511	1,504
Postretirement benefit assets	167	173
Intangible assets	52	55
Other	199	196
Total regulatory and other long-term assets	3,154	3,150
Total assets	$24,525	$24,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 186,727,874 and 186,466,707 shares issued, respectively)	$2	$2
Paid-in-capital	6,757	6,747
Retained earnings	235	102
Accumulated other comprehensive loss	(48)	(49)
Treasury stock, at cost (5,260,064 and 5,168,215 shares, respectively)	(363)	(348)
Total common shareholders' equity	6,583	6,454
Long-term debt	9,325	9,329
Redeemable preferred stock at redemption value	3	4
Total long-term debt	9,328	9,333
Total capitalization	15,911	15,787
Current liabilities:
Short-term debt	1,115	1,282
Current portion of long-term debt	311	329
Accounts payable	134	189
Accrued liabilities	466	591
Accrued taxes	76	50
Accrued interest	98	88
Liabilities related to assets held for sale	80	137
Other	171	215
Total current liabilities	2,451	2,881
Regulatory and other long-term liabilities:
Advances for construction	267	270
Deferred income taxes and investment tax credits	2,223	2,113
Regulatory liabilities	1,736	1,770
Operating lease liabilities	84	81
Accrued pension expense	368	388
Other	83	83
Total regulatory and other long-term liabilities	4,761	4,705
Contributions in aid of construction	1,402	1,393
Commitments and contingencies (See Note 12)
Total capitalization and liabilities	$24,525	$24,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Operating revenues	$888	$844
Operating expenses:
Operation and maintenance	419	383
Depreciation and amortization	157	145
General taxes	83	77
Total operating expenses, net	659	605
Operating income	229	239
Other income (expense):
Interest, net	(98)	(96)
Non-operating benefit costs, net	20	13
Other, net	4	3
Total other income (expense)	(74)	(80)
Income before income taxes	155	159
Provision for income taxes	22	35
Net income attributable to common shareholders	$133	$124

Basic earnings per share:
Net income attributable to common shareholders	$0.73	$0.69
Diluted earnings per share: (a)
Net income attributable to common shareholders	$0.73	$0.68
Weighted-average common shares outstanding:
Basic	181	181
Diluted	182	181
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2021	2020
Net income attributable to common shareholders	$133	$124
Other comprehensive income (loss), net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 and $0 for the three months ended March 31, 2021 and 2020, respectively	1	1
Unrealized loss on cash flow hedges, net of tax of $0 and $(2) for the three months ended March 31, 2021 and 2020, respectively	—	(6)
Net other comprehensive income (loss)	1	(5)
Comprehensive income attributable to common shareholders	$134	$119
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133	$124
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	157	145
Deferred income taxes and amortization of investment tax credits	26	38
Provision for losses on accounts receivable	11	6
Pension and non-pension postretirement benefits	(10)	(1)
Other non-cash, net	(41)	(18)
Changes in assets and liabilities:
Receivables and unbilled revenues	26	(4)
Pension and postretirement benefit contributions	(9)	(10)
Accounts payable and accrued liabilities	(57)	(91)
Other assets and liabilities, net	(57)	(9)
Net cash provided by operating activities	179	180
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(342)	(408)
Acquisitions, net of cash acquired	(3)	(21)
Proceeds from sale of assets	—	2
Removal costs from property, plant and equipment retirements, net	(18)	(23)
Net cash used in investing activities	(363)	(450)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2	8
Repayments of long-term debt	(25)	(6)
(Repayments of) proceeds from term loan	(500)	500
Net proceeds from revolving credit facility borrowings	—	215
Net short-term borrowings with maturities less than three months	334	139
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $15 and $11 for the three months ended March 31, 2021 and 2020, respectively	(11)	(5)
Advances and contributions for construction, net of refunds of $6 and $8 for the three months ended March 31, 2021 and 2020, respectively	7	7
Dividends paid	(100)	(90)
Net cash (used in) provided by financing activities	(293)	768
Net (decrease) increase in cash, cash equivalents and restricted funds	(477)	498
Cash, cash equivalents and restricted funds at beginning of period	576	91
Cash, cash equivalents and restricted funds at end of period	$99	$589
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$223	$256
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2020	186.5	$2	$6,747	$102	$(49)	(5.2)	$(348)	$6,454
Net income attributable to common shareholders	—	—	—	133	—	—	—	133
Common stock issuances (a)	0.2	—	10	—	—	(0.1)	(15)	(5)
Net other comprehensive loss	—	—	—	—	1	—	—	1
Balance as of March 31, 2021	186.7	$2	$6,757	$235	$(48)	(5.3)	$(363)	$6,583
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2019	185.9	$2	$6,700	$(207)	$(36)	(5.1)	$(338)	$6,121
Net income attributable to common shareholders	—	—	—	124	—	—	—	124
Common stock issuances (a)	0.3	—	13	—	—	(0.1)	(10)	3
Net other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Balance as of March 31, 2020	186.2	$2	$6,713	$(83)	$(41)	(5.2)	$(348)	$6,243
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2021, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
The unaudited Consolidated Financial Statements and Notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”), which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, primarily due to the seasonality of the Company’s operations.
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2021:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Provided optional guidance for a limited time to ease the potential accounting burden associated with the transition from London Interbank Offered Rate (“LIBOR”). The guidance contains optional expedients and exceptions for contract modifications, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued. The expedients elected must be applied for all eligible contracts or transactions, with the exception of hedging relationships, which can be applied on an individual basis.	March 12, 2020 through December 31, 2022	Prospective for contract modifications and hedging relationships; applied as of January 1, 2020.	The standard did not have a material impact on the Consolidated Financial Statements.
Simplifying the Accounting for Income Taxes	The guidance removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.	January 1, 2021	Modified retrospective for amendments related to changes in ownership of a foreign subsidiary or equity method investment; Modified retrospective or retrospective for amendments related to taxes partially based on income; Prospective for all other amendments.	The standard did not have a material impact on the Consolidated Financial Statements.

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of March 31, 2021:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	Simplification of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in fewer embedded conversion features being separately recognized from the host contract. Earnings per share (“EPS”) calculations have been simplified for certain instruments.	January 1, 2022; early adoption permitted not before fiscal years beginning after December 15, 2020	Either modified retrospective or fully retrospective	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended March 31:

	2021	2020
Cash and cash equivalents (a)	$69	$556
Restricted funds	30	33
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$99	$589
(a)The majority of the change in the cash and cash equivalents balance is due to the repayment, at maturity, of the $500 million in outstanding principal under the term loan facility. See Note 9—Short-Term Debt for additional information.
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding. An increase in the allowance for uncollectible accounts for the period ending March 31, 2021 reflects the impacts from the current novel coronavirus (“COVID-19”) pandemic, including an increase in uncollectible accounts expense and a reduction in amounts written off due to shutoff moratoria in place across the Company’s subsidiaries.
Presented in the table below are the changes in the allowance for uncollectible accounts for the three months ended March 31:

	2021	2020
Balance as of January 1	$(60)	$(41)
Amounts charged to expense	(11)	(6)
Amounts written off	—	7
Less: Allowance for uncollectible accounts included in assets held for sale (a)	4	2
Balance as of March 31	$(67)	$(40)

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

Note 3: Impact of Novel Coronavirus (COVID-19) Pandemic
American Water continues to monitor the COVID-19 pandemic and has experienced financial impacts resulting from lower revenues from the suspension of late fees and foregone reconnect fees in certain states, certain incremental operation and maintenance (“O&M”) expenses, an increase in uncollectible accounts expense and additional debt costs. These impacts are collectively referred to as “financial impacts.”
As of May 3, 2021, American Water has commission orders authorizing deferred accounting or cost recovery for COVID-19 financial impacts in 11 of 14 jurisdictions, with proceedings in three jurisdictions pending. One jurisdiction, Kentucky, issued an order denying a request to defer to a regulatory asset the financial impacts related to the COVID-19 pandemic. Other regulatory actions to date are presented in the table below:

Commission Actions	Description	States
Orders issued with deferred accounting	Allows the Company to establish regulatory assets to record certain financial impacts related to the COVID-19 pandemic.	HI, IA, IN, MD, NJ, PA (a), VA, WV
Orders issued with cost recovery
California’s Catastrophic Event Memorandum Account allows the Company’s California subsidiary to track certain financial impacts related to the COVID-19 pandemic for future recovery requests. Illinois has authorized cost recovery of COVID-19 financial impacts through a special purpose rider over a 24-month period, which was implemented effective October 1, 2020. Additionally, Illinois approved a bad debt rider tariff on December 16, 2020, allowing collection of actual bad debt expense over last authorized beginning April 2021 through February 2023. Illinois approved a stipulation in March 2021 to allow the rider to be extended through the end of 2023. Missouri issued a base rate case order April 7, 2021, authorizing recovery in rates of the COVID-19 financial impacts deferred through March 31, 2021 over a three-year period.
CA, IL, MO
Proceedings pending	Pending proceedings considering deferred accounting authorization for the future recovery of COVID-19 financial impacts.	NY, TN
(a)The Pennsylvania Public Utility Commission (the “PaPUC”) has granted deferral authority on incremental expenses above those embedded in rates resulting from COVID-19. The Company’s Pennsylvania subsidiary has filed for confirmation to defer as a regulatory asset all identified COVID-19 financial impacts, with the proceeding currently pending before the PaPUC.
Consistent with these regulatory orders, the Company has recorded $43 million in regulatory assets and $5 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of March 31, 2021.
As of May 3, 2021, five states continue moratoria on the suspension of service disconnections due to non-payment. The moratoria on disconnects have expired in nine states.

Note 4: Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of excess accumulated deferred income tax (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the current period:

(In millions)	During the Three Months Ended March 31, 2021	During the Three Months Ended March 31, 2020
General rate cases by state:
Pennsylvania (a)	$70	$—
California (b)	—	5
Total general rate cases	$70	$5

Infrastructure surcharges by state:
Indiana (effective March 17, 2021)	$8	$—
Pennsylvania (effective January 1, 2021 and January 1, 2020)	8	10
Illinois (effective January 1, 2021 and January 1, 2020)	7	7
West Virginia (effective January 1, 2021 and January 1, 2020)	5	3
Tennessee (effective January 1, 2021)	3	—
New Jersey (effective January 1, 2020)	—	10
Total infrastructure surcharges	$31	$30
(a)The Company’s Pennsylvania subsidiary was authorized additional annualized revenues of $90 million, excluding a reduction in revenues for tax savings passed back to customers as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), over two steps. The EADIT reduction in revenues is $19 million. The overall increase, net of TCJA, is $71 million in revenues combined over two steps. The first step was effective January 28, 2021 in the amount of $70 million ($51 million including TCJA reductions) and the second step will be effective January 1, 2022 in the amount of $20 million. The protected EADIT balance of $200 million is being returned to customers using the average rate assumption method (“ARAM”), and the unprotected EADIT balance of $116 million is being returned to customers over 20 years. The $19 million annually includes both the protected and unprotected EADIT amortizations and a portion of catch-up period EADIT. A bill credit of $11 million annually for two years returns to customers the remainder of the EADIT catch-up period amortization. The catch-up period of January 1, 2018 through December 31, 2020 covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over two years.
(b)The Company’s California subsidiary received approval for the third year (2020) step increase associated with its most recent general rate case authorization, effective January 1, 2020.
On April 7, 2021, the Company’s Missouri subsidiary was authorized additional annualized revenues of $22 million, excluding a reduction in revenues for tax savings passed back to customers as a result of the TCJA. The EADIT reduction in revenues is $25 million and is offset by a like reduction in income tax expense. The protected EADIT balance of $72 million is being returned to customers using the ARAM, and the unprotected EADIT balance of $74 million is being returned to customers over 10 years. The $25 million EADIT reduction includes both the protected and unprotected catch-up period EADIT of $13 million. The catch-up period of January 1, 2018 through May 31, 2021 covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over 2.5 years.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which seeks approval of acquisition adjustments in rates of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in April 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. The Company’s New Jersey subsidiary filed exceptions to the initial decision and recommendations by the ALJ, which were responded to by the New Jersey Division of Rate Counsel. The Company is now awaiting a decision by the NJBPU.
Due in part to the COVID-19 pandemic, the New York State Public Service Commission approved, through a series of orders, the Company’s New York subsidiary’s request to postpone the previously approved step increase, originally scheduled to go into effect April 1, 2020 until May 1, 2021. The orders provided a make whole provision to recover the delayed revenues with no earnings impact. These delays impact rates for all metered and fire customers, which the Company is authorized to recover in a make-whole surcharge, which began May 1, 2021.

Pending General Rate Case Filings
On April 30, 2021, the Company’s West Virginia subsidiary filed a general rate case requesting $32 million in annualized incremental revenues excluding proposed reductions in revenues for tax savings to be passed back to customers as a result of TCJA and infrastructure surcharges. The proposed EADIT reduction in revenues is $1 million and the exclusion for infrastructure surcharges is $10 million.
On August 28, 2020, the Company’s Iowa subsidiary filed a general rate case requesting $3 million in annualized incremental revenues. Office of Consumer Advocate (“OCA”) and intervenor direct testimony was filed on December 17, 2020 and cross-reply testimony was filed on December 31, 2020. The Company’s Iowa subsidiary reply testimony was filed on January 14, 2021, and OCA rebuttal testimony was filed on February 8, 2021. Evidentiary hearings were held on March 3 and March 4, 2021. An order is anticipated between May 4, 2021 and June 30, 2021 with new rates effective in July 2021.
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $26 million in annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100-day update for the same proceeding and updated the request to $27 million in annualized incremental revenues for 2021, and increases of $10 million in both the escalation year of 2022 and the attrition year of 2023, respectively. On September 10, 2020, the California Public Utilities Commission (the “CPUC”) approved the Company’s California subsidiary’s motion for interim rates, establishing a memorandum account to track the difference between interim and final rates adopted by the CPUC in this proceeding, which were effective on January 1, 2021. Following settlement discussions among all parties to the proceeding, on January 22, 2021 and January 25, 2021, the Company’s California subsidiary filed with the CPUC a comprehensive settlement entered into among the Company’s California subsidiary, the Public Advocates Office, and other intervenors. These settlement agreements resolved all matters in dispute among the parties to the settlements. These settlements, as well as resolution of issues raised by non-settling parties, are now before the CPUC for approval.
On January 22, 2020, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2021. On March 12, 2020, the CPUC granted the request for a one-year extension of the cost of capital filing to May 1, 2021, to set its authorized cost of capital beginning January 1, 2022. On January 5, 2021, the Company’s California subsidiary submitted a request to further delay by one year its cost of capital filing and maintain the authorized cost of capital through 2022. On February 22, 2021, the CPUC denied the request to further delay the cost of capital filing. The Company’s California subsidiary submitted its cost of capital application on May 3, 2021. Once approved by the CPUC, the new authorized cost of capital will be effective January 1, 2022.
Note 5: Revenue Recognition
Disaggregated Revenues
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company also operates market-based businesses that provide water, wastewater and other services to residential and smaller commercial customers, the U.S. government on military installations, as well as municipalities and utility customers, collectively presented as the “Market-Based Businesses.”

Presented in the table below are operating revenues disaggregated for the three months ended March 31, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$430	$—	$430
Commercial	144	—	144
Fire service	37	—	37
Industrial	32	—	32
Public and other	44	—	44
Total water services	687	—	687
Wastewater services:
Residential	36	—	36
Commercial	9	—	9
Industrial	1	—	1
Public and other	4	—	4
Total wastewater services	50	—	50
Miscellaneous utility charges	8	—	8
Alternative revenue programs	—	9	9
Lease contract revenue	—	1	1
Total Regulated Businesses	745	10	755
Market-Based Businesses	137	—	137
Other	(4)	—	(4)
Total operating revenues	$878	$10	$888
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
Contract assets of $50 million and $39 million are included in unbilled revenues on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. Contract assets of $17 million and $13 million are included in unbilled revenues on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. There were $19 million of contract assets added during the three months ended March 31, 2021, and $8 million of contract assets were transferred to accounts receivable during the same period. There were $11 million of contract assets added during the three months ended March 31, 2020, and $7 million of contract assets were transferred to accounts receivable during the same period.
Contract liabilities of $44 million and $35 million are included in other current liabilities on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities of $34 million and $27 million are included in other current liabilities on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. There were $57 million of contract liabilities added during the three months ended March 31, 2021, and $48 million of contract liabilities were recognized as revenue during the same period. There were $36 million of contract liabilities added during the three months ended March 31, 2020, and $29 million of contract liabilities were recognized as revenue during the same period.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of March 31, 2021, the Company’s O&M and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2071 and have RPOs of $6.3 billion as of March 31, 2021, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2021 and 2038 and have RPOs of $547 million as of March 31, 2021, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 6: Acquisitions and Divestitures
During the three months ended March 31, 2021, the Company closed on the acquisition of two regulated water systems for a total aggregate purchase price of $3 million. Assets acquired from these acquisitions, principally utility plant, totaled $3 million.
Subsequent to March 31, 2021, the Company closed on three regulated water and wastewater systems for a total aggregate purchase price of $1 million.
On April 6, 2021, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of the York City Sewer Authority for $235 million, plus an amount of average daily revenue calculated for the period between the final meter reading and the date of closing. This system currently directly and indirectly serves more than 45,000 customers through bulk contracts. In connection with the execution of the acquisition agreement, the Company’s Pennsylvania subsidiary paid a $20 million deposit to the seller on April 30, 2021, which is refundable in the event the agreement is terminated prior to closing of the acquisition. The Company expects to close this acquisition by the beginning of 2022, pending regulatory approval.
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition in the second half of 2021, pending regulatory approval.
Assets Held for Sale
On November 20, 2019, the Company and the Company’s New York subsidiary, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co., which it subsequently assigned to its indirect, wholly owned subsidiary Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customers in the State of New York. Algonquin Power & Utilities Corp., Liberty’s ultimate parent company, executed and delivered an absolute and unconditional guaranty of the performance of all of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining approvals and satisfying or waiving other closing conditions. The Stock Purchase Agreement has an initial termination date of June 30, 2021. Either party may extend the initial termination date beyond June 30, 2021, and the Company intends to extend such date, if necessary, provided all of the conditions to closing have been or are capable of being met, other than obtaining regulatory approvals. If not otherwise extended, the ultimate termination date is December 31, 2021. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the Company’s New York subsidiary, taken as a whole. The assets and related liabilities of the Company’s New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of March 31, 2021.

Presented in the table below are the components of assets held for sale and liabilities related to assets held for sale of the New York subsidiary as of March 31, 2021:

March 31, 2021
Property, plant and equipment	$523
Current assets	13
Regulatory assets	77
Goodwill	31
Other assets	10
Assets held for sale	$654
Current liabilities	14
Regulatory liabilities	48
Other liabilities	18
Liabilities related to assets held for sale	$80
Note 7: Shareholders' Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2021 and 2020, respectively:

	Defined Benefit Pension Plans			Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2020	$(106)	$1	$63	$(7)	$(49)
Other comprehensive loss before reclassifications	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	1
Net other comprehensive income (loss)	—	—	1	—	1
Balance as of March 31, 2021	$(106)	$1	$64	$(7)	$(48)

Balance as of December 31, 2019	$(94)	$1	$60	$(3)	$(36)
Other comprehensive loss before reclassifications	—	—	—	(6)	(6)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	1
Net other comprehensive income (loss)	—	—	1	(6)	(5)
Balance as of March 31, 2020	$(94)	$1	$61	$(9)	$(41)
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
Dividends
On March 2, 2021, the Company paid a quarterly cash dividend of $0.55 per share to shareholders of record as of February 8, 2021.

On April 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.6025 per share, payable on June 1, 2021 to shareholders of record as of May 11, 2021. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 10—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 8: Long-Term Debt
During the three months ended March 31, 2021, American Water Capital Corp. (“AWCC”) and the Company’s regulated subsidiaries issued in the aggregate $2 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 5.00%, with a weighted average interest rate of 0.17%, maturing in 2021 through 2047. During the three months ended March 31, 2021, AWCC and the Company’s regulated subsidiaries retired or paid at maturity an aggregate of $25 million of various long-term debt issues with annual interest rates ranging from 0.00% to 12.25%, with a weighted average interest rate of 8.35%, maturing in 2021 through 2048.
Note 9: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility. The revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is March 21, 2025. The facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit.
On March 20, 2020, AWCC entered into a Term Loan Credit Agreement, by and among parent company, AWCC and the lenders party thereto (the “Term Loan Facility”). As of December 31, 2020, $500 million of principal was outstanding under the Term Loan Facility. The Term Loan Facility commitments terminated at maturity on March 19, 2021 and the Term Loan Facility was repaid in full. Borrowings under the Term Loan Facility bore interest at a variable annual rate based on LIBOR, plus a margin of 0.80%.
Short-term debt consists of commercial paper and credit facility borrowings totaling $1.12 billion and $786 million as of March 31, 2021 and December 31, 2020, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings, including $500 million of outstanding principal on the Term Loan Facility as of December 31, 2020, was approximately 0.17% and 0.53% at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, there were no commercial paper or credit facility borrowings outstanding with maturities greater than three months.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of March 31, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(1,115)	(76)	(1,191)
Remaining availability as of March 31, 2021	$985	$74	$1,059
(a)Total remaining availability of $1.06 billion as of March 31, 2021 may be accessed through revolver draws.

	As of December 31, 2020
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2020	$1,314	$74	$1,388
(a)Total remaining availability of $1.39 billion as of December 31, 2020 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2021 and December 31, 2020, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of March 31, 2021	$69	$1,059	$1,128
Available liquidity as of December 31, 2020	$547	$1,388	$1,935
Note 10: Income Taxes
The Company’s effective income tax rate was 14.2% and 22.0% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the Company’s effective income tax rate for the three months ended March 31, 2021 was primarily due to an increase in the amortization of EADIT due to regulatory orders resulting from the TCJA, and an increase in deductions for stock based compensation benefits.
Note 11: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit cost (credit):

	For the Three Months Ended March 31,
	2021	2020
Components of net periodic pension benefit cost:
Service cost	$9	$8
Interest cost	17	19
Expected return on plan assets	(32)	(28)
Amortization of prior service credit	(1)	(1)
Amortization of actuarial loss	7	8
Net periodic pension benefit cost	$—	$6

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1
Interest cost	2	3
Expected return on plan assets	(5)	(4)
Amortization of prior service credit	(8)	(8)
Amortization of actuarial loss	—	1
Net periodic other postretirement benefit credit	$(10)	$(7)
The Company contributed $9 million and $10 million for the funding of its defined benefit pension plans for the three months ended March 31, 2021 and 2020, respectively. The Company made no contributions for the funding of its other postretirement benefit plans for each of the three months ended March 31, 2021 and 2020. The Company expects to make pension contributions to the plan trusts of $28 million during the remainder of 2021.

Note 12: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of March 31, 2021, the Company has accrued approximately $5 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $4 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 12—Commitments and Contingencies, will not have a material adverse effect on the Company.
West Virginia Elk River Freedom Industries Chemical Spill
On June 8, 2018, the U.S. District Court for the Southern District of West Virginia granted final approval of a settlement class and global class action settlement (the “Settlement”) for all claims and potential claims by all class members (collectively, the “West Virginia Plaintiffs”) arising out of the January 2014 Freedom Industries, Inc. chemical spill in West Virginia. The effective date of the Settlement was July 16, 2018. Under the terms and conditions of the Settlement, the Company’s West Virginia subsidiary (“WVAWC”) and certain other Company affiliated entities did not admit, and will not admit, any fault or liability for any of the allegations made by the West Virginia Plaintiffs in any of the actions that were resolved.
The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of March 31, 2021, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of March 31, 2021 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a determination by the Settlement fund’s appeal adjudicator on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of the West Relay pumping station located in the City of Dunbar, West Virginia and owned by WVAWC. The failure of the main caused water outages and low pressure for up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking, but the water main was usable until June 29, 2015 to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was being completed safely on June 30, 2015. Water service was fully restored by July 1, 2015 to all customers affected by this event.
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
On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. On July 14, 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. On August 31, 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court order certifying the issues class. At the request of the parties, on September 10, 2020, the Circuit Court ordered the stay of all matters in the class proceeding pending consideration of this petition. On December 3, 2020, the Supreme Court of Appeals issued an order to show cause stating that there are sufficient grounds for oral argument to consider prohibiting the class certification order. On January 28, 2021, the Supreme Court of Appeals granted a motion by the Jeffries plaintiffs to remand the case back to the Circuit Court for further consideration in light of a recent Supreme Court of Appeals decision issued in another case relating to the class certification issues raised.

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
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc. (“Service Company,” and together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest.
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

In September 2018, the CPUC unanimously approved another final decision finding that (i) the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity, (ii) the issuance of the final decision should not be delayed, and (iii) an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed in the first general rate case filed by Cal Am after it becomes operational. Cal Am has incurred $161 million in aggregate costs as of March 31, 2021 related to the Water Supply Project, which includes $38 million in AFUDC. While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as the CPUC’s 2016 and 2018 final decisions, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $50 million in construction costs previously approved by the CPUC in its 2016 final decision.
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
On August 25, 2020, the staff of the Coastal Commission released a report again recommending denial of Cal Am’s application for a coastal development permit. Although the report concluded that the Water Supply Project would have a negligible impact on groundwater resources, the report also concluded it would impact other coastal resources, such as environmentally sensitive habitat areas and wetlands, and that the Coastal Commission staff believes that a feasible alternative project exists that would avoid those impacts. The staff’s report also noted disproportionate impacts to communities of concern. On September 16, 2020, Cal Am withdrew its original jurisdiction application to allow additional time to address the Coastal Commission staff’s environmental justice concerns. The withdrawal of the original jurisdiction application did not impact Cal Am’s appeal of the City’s denial, which remains pending before the Coastal Commission. Cal Am refiled the original jurisdiction application on November 6, 2020. On December 3, 2020, the Coastal Commission sent to Cal Am a notice of incomplete application, identifying certain additional information needed to consider the application complete. In March 2021, Cal Am provided responses to the Coastal Commission’s notice of incomplete application. The original jurisdiction application remains pending.
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

Note 13: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted EPS calculations:

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to common shareholders	$133	$124

Denominator:
Weighted-average common shares outstanding—Basic	181	181
Effect of dilutive common stock equivalents	1	—
Weighted-average common shares outstanding—Diluted	182	181
The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three months ended March 31, 2021 and 2020, because their effect would have been anti-dilutive under the treasury stock method.
Note 14: Fair Value of Financial Information
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of March 31, 2021
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$4	$—	$—	$5	$5
Long-term debt (excluding finance lease obligations)	9,634	8,821	405	1,665	10,891

	As of December 31, 2020
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$5	$—	$—	$7	$7
Long-term debt (excluding finance lease obligations)	9,656	9,639	415	1,753	11,807

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$30	$—	$—	$30
Rabbi trust investments	21	—	—	21
Deposits	6	—	—	6
Other investments	16	—	—	16
Total assets	73	—	—	73

Liabilities:
Deferred compensation obligations	25	—	—	25
Total liabilities	25	—	—	25
Total assets	$48	$—	$—	$48

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	19	—	—	19
Deposits	4	—	—	4
Other investments	11	—	—	11
Total assets	63	—	—	63

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total assets	$39	$—	$—	$39
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

Mark-to-market derivative assets and liabilities—The Company employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and treasury lock agreements, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company may use fixed-to-floating interest rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company had no significant mark-to-market derivatives outstanding as of March 31, 2021.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets on the Consolidated Balance Sheets.
Note 15: Leases
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $146 million and $147 million as of March 31, 2021 and December 31, 2020, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
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
Rental expenses under operating and finance leases were $3 million and $4 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
For the three months ended March 31, 2021, cash paid for amounts in lease liabilities, which includes operating and financing cash flows from operating and finance leases, was $3 million. For the three months ended March 31, 2021, ROU assets obtained in exchange for new operating lease liabilities was $6 million.
As of March 31, 2021, the weighted-average remaining lease term of the finance lease and operating leases were five years and 18 years, respectively, and the weighted-average discount rate of the finance lease and operating leases were 12% and 4%, respectively.
The future maturities of lease liabilities at March 31, 2021 are $10 million in 2021, $12 million in 2022, $9 million in 2023, $8 million in 2024, $7 million in 2025 and $96 million thereafter. At March 31, 2021 imputed interest was $47 million.
Note 16: Segment Information
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

Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended March 31, 2021
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$755	$137	$(4)	$888
Depreciation and amortization	147	5	5	157
Total operating expenses, net	543	114	2	659
Interest, net	(71)	(1)	(26)	(98)
Income before income taxes	163	22	(30)	155
Provision for income taxes	28	6	(12)	22
Net income attributable to common shareholders	135	17	(19)	133
Total assets	22,032	892	1,601	24,525
Cash paid for capital expenditures	338	2	2	342

	As of or for the Three Months Ended March 31, 2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$720	$128	$(4)	$844
Depreciation and amortization	135	6	4	145
Total operating expenses, net	503	99	3	605
Interest, net	(72)	1	(25)	(96)
Income before income taxes	162	30	(33)	159
Provision for income taxes	40	8	(13)	35
Net income attributable to common shareholders	123	22	(21)	124
Total assets	20,575	1,037	1,934	23,546
Cash paid for capital expenditures	404	3	1	408

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q, and in the Company’s Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements” and elsewhere in this Form 10-Q. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The committee is actively involved in the review and discussion of the Company’s SEC filings.
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
Novel Coronavirus (COVID-19) Pandemic Update
American Water continues to monitor the COVID-19 pandemic and has taken steps to mitigate adverse impacts to the Company. The Company has three main areas of focus as part of its response to COVID-19: the care and safety of its employees; the safety of its customers and the communities it serves; and the execution of its business continuity plan. American Water continues to work with its vendors to prevent disruptions in its supply chain, and, at this time, has not experienced, and does not anticipate, any material negative impacts. The Company also continues to monitor the impacts of the COVID-19 pandemic on its access to the capital markets, and to the extent such access is adversely affected, American Water may need to consider alternative sources of funding for its operations and for working capital, any of which could increase its cost of capital.
The Company has experienced financial impacts resulting from lower revenues from the suspension of late fees and foregone reconnect fees in certain states, certain incremental operation and maintenance (“O&M”) expenses, an increase in uncollectible accounts expense and additional debt costs. These impacts are collectively referred to as “financial impacts.” See Note 3—Impact of Novel Coronavirus (COVID-19) Pandemic in the Notes to Consolidated Financial Statements for additional information. The extent to which COVID-19 may further impact American Water, including without limitation, its liquidity, financial condition, and results of operations, will depend on future developments, which presently cannot be predicted.

As of May 3, 2021, American Water has commission orders authorizing deferred accounting or cost recovery for COVID-19 financial impacts in 11 of 14 jurisdictions, with proceedings in three jurisdictions pending. One jurisdiction, Kentucky, issued an order denying a request to defer to a regulatory asset the financial impacts related to the COVID-19 pandemic. Other regulatory actions to date are presented in the table below:

Commission Actions	Description	States
Orders issued with deferred accounting	Allows the Company to establish regulatory assets to record certain financial impacts related to the COVID-19 pandemic.	HI, IA, IN, MD, NJ, PA (a), VA, WV
Orders issued with cost recovery
California’s Catastrophic Event Memorandum Account allows the Company’s California subsidiary to track certain financial impacts related to the COVID-19 pandemic for future recovery requests. Illinois has authorized cost recovery of COVID-19 financial impacts through a special purpose rider over a 24-month period, which was implemented effective October 1, 2020. Additionally, Illinois approved a bad debt rider tariff on December 16, 2020, allowing collection of actual bad debt expense over last authorized beginning April 2021 through February 2023. Illinois approved a stipulation in March 2021 to allow the rider to be extended through the end of 2023. Missouri issued a base rate case order on April 7, 2021, authorizing recovery in rates of the COVID-19 financial impacts deferred through March 31, 2021 over a three-year period.
CA, IL, MO
Proceedings pending	Pending proceedings considering deferred accounting authorization for the future recovery of COVID-19 financial impacts.	NY, TN
(a)The Pennsylvania Public Utility Commission (the “PaPUC”) has granted deferral authority on incremental expenses above those embedded in rates resulting from COVID-19. The Company’s Pennsylvania subsidiary has filed for confirmation to defer as a regulatory asset all identified COVID-19 financial impacts, with the proceeding currently pending before the PaPUC.
Consistent with these regulatory orders, the Company has recorded $43 million in regulatory assets and $5 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of March 31, 2021.
As of May 3, 2021, five states continue moratoria on the suspension of service disconnections due to non-payment. The moratoria on disconnects have expired in nine states. The Company continues to monitor the evolving COVID-19 pandemic and will continue to comply with the current ordered moratoria and any future moratoria implemented.
Financial Results
For the three months ended March 31, 2021, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $0.73, an increase of $0.05 per diluted share, as compared to the prior year. This increase was primarily driven by continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth, and were partially offset by additional costs associated with an increase in claims in 2021 in Homeowner Services Group (“HOS”) from extreme cold weather across the country during the first quarter of 2021, primarily in Texas and Illinois, and a continuation of more stay-at-home activities as experienced throughout most of 2020 due to the COVID-19 pandemic.
Growth—through capital investment in infrastructure and regulated acquisitions, as well as strategic growth opportunities in the Market-Based Businesses
The Company expects to continue to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company also expects to continue to grow the Market-Based Businesses, which leverages its core water and wastewater competencies. The Company plans to invest approximately $1.9 billion across its footprint in 2021. During the first three months of 2021, the Company invested $342 million, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses - Growth and Optimization
•$336 million capital investment in the Regulated Businesses, the majority for infrastructure improvements and replacements; and
•$3 million to fund acquisitions in the Regulated Businesses, which added approximately 600 water and wastewater customers through the three months ended March 31, 2021, in addition to approximately 3,600 customers added through organic growth through the three months ended March 31, 2021.

On April 6, 2021, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of the York City Sewer Authority for $235 million, plus an amount of average daily revenue calculated for the period between the final meter reading and the date of closing. This system currently directly and indirectly serves more than 45,000 customers through bulk contracts. In connection with the execution of the acquisition agreement, the Company’s Pennsylvania subsidiary paid a $20 million deposit to the seller on April 30, 2021, which is refundable in the event the agreement is terminated prior to closing of the acquisition. The Company expects to close this acquisition by the beginning of 2022, pending regulatory approval.
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition in the second half of 2021, pending regulatory approval.
During April 2021, the Company closed on the acquisition of three regulated water and wastewater systems adding approximately 300 customers, for a total aggregate purchase price of $1 million. As of May 3, 2021, the Company has entered into agreements for pending acquisitions in the Regulated Businesses to add approximately 86,000 additional customers.
Sale of New York American Water Company, Inc.
On November 20, 2019, the Company and the Company’s New York subsidiary entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co, which it subsequently assigned to its indirect, wholly owned subsidiary Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customers in the State of New York. Algonquin Power & Utilities Corp., Liberty’s ultimate parent company, executed and delivered an absolute and unconditional guaranty of the performance of all of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining approvals and satisfying or waiving other closing conditions. The Stock Purchase Agreement has an initial termination date of June 30, 2021. Either party may extend the initial termination date beyond June 30, 2021, and the Company intends to extend such date, if necessary, provided all of the conditions to closing have been or are capable of being met, other than obtaining regulatory approvals. If not otherwise extended, the ultimate termination date is December 31, 2021. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the Company’s New York subsidiary, taken as a whole.
In 2020, the Governor of New York proposed legislation that, among other things, required the New York State Department of Public Service (“NYSDPS”) to study whether private water suppliers should be placed under municipal control. On February 3, 2021, the Governor issued a press release announcing that he directed the NYSDPS Special Counsel to commence and lead a municipalization feasibility study (the “Study”). The Study was released on March 29, 2021 finding that municipalization was feasible and in the public interest. The Study focused primarily on the imminent need for tax relief for the Company’s New York subsidiary’s customers and included recommendations to eliminate the Special Franchise Tax and create a new public authority to potentially acquire all or a portion of the system. Despite the Study’s findings, the Governor’s budget was released without addressing the Special Franchise Tax and without the creation of an authority. The Company’s New York subsidiary continues to work constructively with the NYSDPS, including through ongoing settlement discussions among all parties to the proceeding held on April 16, 2021, and continues to take all actions necessary to facilitate the completion of the Stock Purchase. Subject to satisfying or waiving the various conditions to closing, and assuming no prior termination of the Stock Purchase Agreement by Liberty as described above, the Company remains confident that the Stock Purchase will be completed.
The assets and related liabilities of the Company’s New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of March 31, 2021. See Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Operational Excellence
The Company’s adjusted regulated O&M efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 34.1% for the twelve months ended March 31, 2021, as compared to 34.5% for the twelve months ended March 31, 2020. The improvement in this ratio reflects the continued focus on operating costs, as well as an increase in operating revenues for the Regulated Businesses.

The Company’s adjusted regulated O&M efficiency ratio is a non-GAAP measure, and is defined by the Company as its operation and maintenance expenses from the Regulated Businesses, divided by the operating revenues from the Regulated Businesses, where both operation and maintenance expenses and operating revenues were adjusted to eliminate purchased water expense. Operating revenues were further adjusted to exclude the reductions for the amortization of excess accumulated deferred income taxes. Also excluded from operation and maintenance expenses is the allocable portion of non-operation and maintenance support services costs, mainly depreciation and general taxes, which is reflected in the Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, is categorized within other line items in the accompanying Consolidated Statements of Operations. The items discussed above were excluded from the O&M efficiency ratio calculation as they are not reflective of management’s ability to increase the efficiency of the Regulated Businesses.
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
Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended March 31,
(Dollars in millions)	2021	2020
Total operation and maintenance expenses	$1,658	$1,562
Less:
Operation and maintenance expenses—Market-Based Businesses	404	386
Operation and maintenance expenses—Other	(26)	(27)
Total operation and maintenance expenses—Regulated Businesses	1,280	1,203
Less:
Regulated purchased water expenses	152	139
Allocation of non-operation and maintenance expenses	43	31
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,085	$1,033

Total operating revenues	$3,822	$3,640
Less:
Operating revenues—Market-Based Businesses	549	533
Operating revenues—Other	(17)	(22)
Total operating revenues—Regulated Businesses	3,290	3,129
Less:
Regulated purchased water revenues (a)	152	139
Revenue reductions for the amortization of excess accumulated deferred income taxes	(46)	—
Adjusted operating revenues—Regulated Businesses (ii)	$3,184	$2,990

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	34.1%	34.5%
(a)The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of excess accumulated deferred income tax (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the current period:

(In millions)	During the Three Months Ended March 31, 2021	During the Three Months Ended March 31, 2020
General rate cases by state:
Pennsylvania (a)	$70	$—
California (b)	—	5
Total general rate cases	$70	$5

Infrastructure surcharges by state:
Indiana (effective March 17, 2021)	$8	$—
Pennsylvania (effective January 1, 2021 and January 1, 2020)	8	10
Illinois (effective January 1, 2021 and January 1, 2020)	7	7
West Virginia (effective January 1, 2021 and January 1, 2020)	5	3
Tennessee (effective January 1, 2021)	3	—
New Jersey (effective January 1, 2020)	—	10
Total infrastructure surcharges	$31	$30
(a)The Company’s Pennsylvania subsidiary was authorized additional annualized revenues of $90 million, excluding a reduction in revenues for tax savings passed back to customers as a result of the TCJA, over two steps. The EADIT reduction in revenues is $19 million. The overall increase, net of TCJA, is $71 million in revenues combined over two steps. The first step was effective January 28, 2021 in the amount of $70 million ($51 million including TCJA reductions) and the second step will be effective January 1, 2022 in the amount of $20 million. The protected EADIT balance of $200 million is being returned to customers using the average rate assumption method (“ARAM”), and the unprotected EADIT balance of $116 million is being returned to customers over 20 years. The $19 million annually includes both the protected and unprotected EADIT amortizations and a portion of catch-up period EADIT. A bill credit of $11 million annually for two years returns to customers the remainder of the EADIT catch-up period amortization. The catch-up period of January 1, 2018 through December 31, 2020 covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over two years.
(b)The Company’s California subsidiary received approval for the third year (2020) step increase associated with its most recent general rate case authorization, effective January 1, 2020.
On April 7, 2021, the Company’s Missouri subsidiary was authorized additional annualized revenues of $22 million, excluding a reduction in revenues for tax savings passed back to customers as a result of the TCJA. The EADIT reduction in revenues is $25 million and is offset by a like reduction in income tax expense. The protected EADIT balance of $72 million is being returned to customers using the ARAM, and the unprotected EADIT balance of $74 million is being returned to customers over 10 years. The $25 million EADIT reduction includes both the protected and unprotected catch-up period EADIT of $13 million. The catch-up period of January 1, 2018 through May 31, 2021 covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over 2.5 years.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which seeks approval of acquisition adjustments in rates of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in April 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. The Company’s New Jersey subsidiary filed exceptions to the initial decision and recommendations by the ALJ, which were responded to by the New Jersey Division of Rate Counsel. The Company is now awaiting a decision by the NJBPU.
Due in part to the COVID-19 pandemic, the New York State Public Service Commission approved, through a series of orders, the Company’s New York subsidiary’s request to postpone the previously approved step increase, originally scheduled to go into effect April 1, 2020 until May 1, 2021. The orders provided a make whole provision to recover the delayed revenues with no earnings impact. These delays impact rates for all metered and fire customers, which the Company is authorized to recover in a make-whole surcharge, which began May 1, 2021.

Pending General Rate Case Filings
On April 30, 2021, the Company’s West Virginia subsidiary filed a general rate case requesting $32 million in annualized incremental revenues excluding proposed reductions in revenues for tax savings to be passed back to customers as a result of TCJA and infrastructure surcharges. The proposed EADIT reduction in revenues is $1 million and the exclusion for infrastructure surcharges is $10 million.
On August 28, 2020, the Company’s Iowa subsidiary filed a general rate case requesting $3 million in annualized incremental revenues. Office of Consumer Advocate (“OCA”) and intervenor direct testimony was filed on December 17, 2020 and cross-reply testimony was filed on December 31, 2020. The Company’s Iowa subsidiary reply testimony was filed on January 14, 2021, and OCA rebuttal testimony was filed on February 8, 2021. Evidentiary hearings were held on March 3 and March 4, 2021. An order is anticipated between May 4, 2021 and June 30, 2021 with new rates effective in July 2021.
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $26 million in annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100-day update for the same proceeding and updated the request to $27 million in annualized incremental revenues for 2021, and increases of $10 million in both the escalation year of 2022 and the attrition year of 2023, respectively. On September 10, 2020, the California Public Utilities Commission (the “CPUC”) approved the Company’s California subsidiary’s motion for interim rates, establishing a memorandum account to track the difference between interim and final rates adopted by the CPUC in this proceeding, which were effective on January 1, 2021. Following settlement discussions among all parties to the proceeding, on January 22, 2021 and January 25, 2021, the Company’s California subsidiary filed with the CPUC a comprehensive settlement entered into among the Company’s California subsidiary, the Public Advocates Office, and other intervenors. These settlement agreements resolved all matters in dispute among the parties to the settlements. These settlements, as well as resolution of issues raised by non-settling parties, are now before the CPUC for approval.
On January 22, 2020, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2021. On March 12, 2020, the CPUC granted the request for a one-year extension of the cost of capital filing to May 1, 2021, to set its authorized cost of capital beginning January 1, 2022. On January 5, 2021, the Company’s California subsidiary submitted a request to further delay by one year its cost of capital filing and maintain the authorized cost of capital through 2022. On February 22, 2021, the CPUC denied the request to further delay the cost of capital filing. The Company’s California subsidiary submitted its cost of capital application on May 3, 2021. Once approved by the CPUC, the new authorized cost of capital will be effective January 1, 2022.
Legislative Updates
During 2021, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of May 3, 2021:
•Indiana House Enrolled Act 349 establishes a tax rider for water and wastewater utilities based upon a change in state or federal income tax law. The legislation also requires the Indiana Finance Authority to prioritize loans that secure long-term benefits over shorter term projects.
During 2021, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of May 3, 2021:
•The Kentucky General Assembly has adopted House Bill 465 relating to the acquisition of water and wastewater utilities. The legislation affirms a method in valuing water and wastewater systems above net book value and establishes a timeline of 60 days for Public Service Commission approval of an acquisition. The legislation will be effective on June 30, 2021.
•Indiana House Enrolled Act 1287 creates a mechanism that reduces the required upfront cost to new customers for a water or wastewater utility to extend service to underserved areas. This legislation will be effective on July 1, 2021.
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
In November 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. On June 12, 2020, the MPWMD issued a draft environmental impact report for the potential acquisition of the Monterey system assets and a related district boundary adjustment that would be required if the MPWMD were to acquire and operate certain of the Monterey system assets located outside the MPWMD’s boundaries. On September 15, 2020, the MPWMD gave notice of its intention to appraise the Monterey system assets and related property interests. On September 29, 2020, the Company’s California subsidiary declined to make the Monterey system assets and related property interests available for inspection or to comply with any of the other requests contained in the MPWMD’s notice. On October 7, 2020, the MPWMD issued a final environmental impact report (“FEIR”), and on November 4, 2020, the MPWMD certified the FEIR, which purports to analyze the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. On November 25, 2020, the Company’s California subsidiary filed a petition challenging this certification in court. See Item 3—Legal Proceedings—Challenge of Certification—Proposed Monterey System Final Environmental Impact Report in the Company’s Form 10-K.
On February 26, 2021, the MPWMD filed an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. Approval by LAFCO is a precondition to the MPWMD’s ability to file an eminent domain proceeding against the Company’s California subsidiary to acquire the Monterey system assets. If the MPWMD were to make a final determination that an acquisition of the Monterey system assets is feasible, it would then need to file a multi-year eminent domain proceeding against the Company’s California subsidiary. In that proceeding, it would first need to establish its right to take the Monterey system assets. If such right is established, the amount of just compensation to be paid to the California subsidiary for such assets would then need to be determined. The MPWMD has stated that it anticipates filing such an eminent domain proceeding in late 2021 or early 2022.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company’s Illinois subsidiary in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. The parties have filed with the court updated valuation reports. A valuation trial has been scheduled for the week of October 25, 2021.
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

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended March 31,
	2021	2020
(In millions)
Operating revenues	$888	$844
Operating expenses:
Operation and maintenance	419	383
Depreciation and amortization	157	145
General taxes	83	77
Total operating expenses, net	659	605
Operating income	229	239
Other income (expense):
Interest, net	(98)	(96)
Non-operating benefit costs, net	20	13
Other, net	4	3
Total other income (expense)	(74)	(80)
Income before income taxes	155	159
Provision for income taxes	22	35
Net income attributable to common shareholders	$133	$124
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
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended March 31,
	2021	2020
(In millions)
Operating revenues	$755	$720
Operation and maintenance	320	298
Depreciation and amortization	147	135
General taxes	76	72
Other income (expenses)	(48)	(54)
Income before income taxes	163	162
Provision for income taxes	28	40
Net income attributable to common shareholders	135	123

Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended March 31,
	2021	2020
(In millions)
Water services:
Residential	$430	$399
Commercial	144	142
Fire service	37	37
Industrial	32	32
Public and other	53	56
Total water services	696	666
Wastewater services:
Residential	36	31
Commercial	9	8
Industrial	1	1
Public and other	4	3
Total wastewater services	50	43
Other (a)	9	11
Total operating revenues	$755	$720
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended March 31,
	2021	2020
(Gallons in millions)
Billed water services volumes:
Residential	36,859	35,550
Commercial	15,898	17,080
Industrial	8,069	8,439
Fire service, public and other	10,863	11,546
Total billed water services volumes	71,689	72,615
For the three months ended March 31, 2021, operating revenues increased $35 million, primarily due to: (i) $43 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) $8 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; and (iii) $20 million decrease in revenues due to the amortization of EADIT, which is generally offset with a reduction in income tax expense.

Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense:

	For the Three Months Ended March 31,
	2021	2020
(In millions)
Employee-related costs	$130	$125
Production costs	78	72
Operating supplies and services	57	56
Maintenance materials and supplies	24	19
Customer billing and accounting	17	14
Other	14	12
Total	$320	$298
For the three months ended March 31, 2021, operation and maintenance expense increased $22 million, primarily due to: (i) $5 million increase in employee-related costs primarily from higher headcount and related compensation expense in support of the growth in the business; (ii) $6 million increase in production costs primarily due to higher purchased water usage and costs across several subsidiaries; (iii) $5 million increase in maintenance materials and supplies primarily due to timing of maintenance and tank painting projects in the Company’s New Jersey subsidiary; and (iv) $3 million increase in customer billing and accounting primarily due to higher uncollectible costs.
Depreciation and Amortization
For the three months ended March 31, 2021, depreciation and amortization increased $12 million, primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
General Taxes
For the three months ended March 31, 2021, general taxes increased $4 million, primarily due to increased capital investments, including acquisitions and an increase in the New Jersey Gross Receipts Tax.
Other Income (Expenses)
For the three months ended March 31, 2021, other income (expenses) increased $6 million, primarily due to the reduction in the non-service cost components of pension and other postretirement benefits expense resulting from higher asset returns.
Provision for Income Taxes
For the three months ended March 31, 2021, the Regulated Businesses’ provision for income taxes decreased $12 million. The Regulated Businesses’ effective income tax rate was 17.2% and 24.7% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the Regulated Businesses’ effective income tax rate for the three months ended March 31, 2021 was primarily due to an increase in the amortization of EADIT from the settlement of regulatory orders. The amortization of EADIT is generally offset with reductions in revenue.

Market-Based Businesses
Presented in the table below is information for the Market-Based Businesses:

	For the Three Months Ended March 31,
	2021	2020
(In millions)
Operating revenues	$137	$128
Operation and maintenance	107	91
Depreciation and amortization	5	6
Income before income taxes	22	30
Provision for income taxes	6	8
Net income attributable to common shareholders	17	22
Operating Revenues
For the three months ended March 31, 2021, operating revenues increased $9 million primarily due to an increase in capital and O&M projects in the Military Services Group (“MSG”), across several of the Company’s military bases, primarily at the United States Military Academy at West Point, New York, Fort Leonard Wood and Joint Base San Antonio.
Operation and Maintenance
For the three months ended March 31, 2021, O&M expense increased $16 million, primarily due to (i) costs associated with MSG from increased capital upgrades as discussed above; and (ii) additional costs associated with an increase of claims in 2021 in HOS, from extreme cold weather across the country during the first quarter of 2021, primarily in Texas and Illinois, and a continuation of more stay-at-home activities as experienced throughout most of 2020 due to the COVID-19 pandemic.
Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets, and, if and to the extent necessary, borrowings under AWCC’s revolving credit facility, and, in the future, issuances of equity. The Company’s revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.10 billion. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. The weighted-average interest rate on AWCC’s outstanding short-term borrowings, including $500 million of outstanding principal on the Term Loan Facility (as defined below) as of December 31, 2020, was approximately 0.17% and 0.53% at March 31, 2021 and December 31, 2020, respectively.
To ensure adequate liquidity given the impacts of the COVID-19 pandemic on debt and capital markets, on March 20, 2020, AWCC entered into a Term Loan Credit Agreement, by and among parent company, AWCC and the lenders party thereto (the “Term Loan Facility”). The proceeds were used for general corporate purposes of AWCC and American Water and to provide additional liquidity. As of December 31, 2020, $500 million of principal was outstanding under the Term Loan Facility. The Term Loan Facility commitments terminated at maturity on March 19, 2021 and the Term Loan Facility was repaid in full.

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of March 31, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(1,115)	(76)	(1,191)
Remaining availability as of March 31, 2021	$985	$74	$1,059
(a)Total remaining availability of $1.06 billion as of March 31, 2021 may be accessed through revolver draws.

	As of December 31, 2020
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2020	$1,314	$74	$1,388
(a)Total remaining availability of $1.39 billion as of December 31, 2020 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2021 and December 31, 2020, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of March 31, 2021	$69	$1,059	$1,128
Available liquidity as of December 31, 2020	$547	$1,388	$1,935
The Company believes that existing sources of liquidity are sufficient to meet its cash requirements for the foreseeable future. Though not currently anticipated, no assurances can be provided that the lenders will meet existing commitments to AWCC under the revolving credit facility, or that AWCC will be able to access the commercial paper or loan markets in the future on acceptable terms. See Note 9—Short-Term Debt in the Notes to Consolidated Financial Statements for additional information.

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Three Months Ended March 31,
	2021	2020
(In millions)
Net income	$133	$124
Add (less):
Depreciation and amortization	157	145
Deferred income taxes and amortization of investment tax credits	26	38
Other non-cash activities (a)	(40)	(13)
Changes in working capital (b)	(88)	(104)
Pension and postretirement healthcare contributions	(9)	(10)
Net cash flows provided by operating activities	$179	$180
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.
(b)Changes in working capital include changes to receivables and unbilled revenues, accounts payable and accrued liabilities, and other current assets and liabilities, net.
For the three months ended March 31, 2021, cash flows provided by operating activities decreased $1 million, primarily due to the change in other non-cash activities including activity in regulatory accounts, partially offset by an increase in net income and change in working capital due to decreased accounts receivable resulting from increased collections.
Cash Flows Used in Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Three Months Ended March 31,
	2021	2020
(In millions)
Net capital expenditures	$(342)	$(408)
Acquisitions	(3)	(21)
Other investing activities, net (a)	(18)	(21)
Net cash flows used in investing activities	$(363)	$(450)
(a)Includes removal costs from property, plant and equipment retirements and proceeds from sale of assets.
For the three months ended March 31, 2021, cash used in investing activities decreased $87 million, primarily due to the timing of payments for capital expenditures and the timing of acquisitions. The Company plans to invest approximately $1.9 billion across its footprint in 2021.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by financing activities:

	For the Three Months Ended March 31,
	2021	2020
(In millions)
Proceeds from long-term debt	$2	$8
Repayments of long-term debt	(25)	(6)
(Repayments of) proceeds from term loan	(500)	500
Net proceeds from revolving credit facility borrowings	—	215
Net proceeds from short-term borrowings	334	139
Dividends paid	(100)	(90)
Other financing activities, net (a)	(4)	2
Net cash flows (used in) provided by financing activities	$(293)	$768
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the three months ended March 31, 2021, cash flows provided by financing activities decreased $1,061 million, primarily due to the $500 million borrowed under the Term Loan Facility during the first quarter of 2020 which was repaid in full at maturity in 2021 and $215 million net borrowings under the revolving credit facility during the first quarter of 2020, partially offset by increased proceeds from commercial paper borrowings.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On March 31, 2021, the Company’s ratio was 0.62 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of May 3, 2021 as issued by the following rating agencies:

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
Dividends
For discussion of the Company’s dividends, see Note 7—Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information.
Application of Critical Accounting Policies and Estimates
Financial condition of the Company, results of operations and cash flows are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the Company’s Form 10-K for a discussion of its critical accounting policies. Additionally, see Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for updates, if any, to the significant accounting policies previously disclosed in the Company’s Form 10-K.
Recent Accounting Standards
See Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of new accounting standards recently adopted or pending adoption.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of its exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K. There have been no significant changes to the Company’s exposure to market risk since December 31, 2020.
The Company had no significant derivative instruments outstanding as of March 31, 2021.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Part I, Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
Coastal Development Permit Application
In March 2021, Cal Am provided responses to the Coastal Commission’s notice of incomplete application. The original jurisdiction application remains pending.
Water Supply Project Land Acquisition and Slant Well Site Use
On February 16, 2021, the City filed a separate but related in rem reverse validation complaint challenging the adoption by the County of Monterey of a GSP for the CEMEX site. This complaint remains pending.
Other Matters
On April 2, 2021, American Water Resources, LLC (“AWR”), an indirect, wholly owned subsidiary of the parent company, received a grand jury subpoena for certain of its records in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York (the “EDNY”). A portion of HOS, which provides warranty protection programs and other home services to residential customers, is conducted through AWR. The subpoena seeks information about AWR’s operations and its contractor network in the New York City metropolitan area. Based on the subpoena and discussions with the EDNY, the investigation does not appear to be focused on the parent company or the operations of any of its other subsidiaries. AWR is fully cooperating with the investigation. While it is not possible at this time to predict the outcome of the investigation or determine the amount, if any, of fines, penalties or other liabilities that may be incurred in connection with it, the Company does not currently believe that the investigation will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in the Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in the Form 10-K.
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
The Company did not repurchase shares of common stock during the three months ended March 31, 2021. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2021, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed December 10, 2020).
*10.1	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant.
*10.2	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant (for Walter J. Lynch).
*10.3	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant (for M. Susan Hardwick).
*10.4	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant (for Michael A. Sgro).
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A.
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A (for Walter J. Lynch).
*10.7	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A (for M. Susan Hardwick).
*10.8	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A (for Michael A. Sgro).
*10.9	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B.
*10.10	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B (for Walter J. Lynch).
*10.11	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B (for M. Susan Hardwick).
*10.12	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B (for Michael A. Sgro).
*10.13	Offer Letter for Employment, dated February 16, 2021, between American Water Works Company, Inc. and Cheryl Norton.
*10.14	Separation Agreement and General Release, dated as of November 5, 2020, between American Water Works Company, Inc. and Brian Chin.
*10.15	Separation Agreement and General Release, dated as of March 9, 2021, between American Water Works Company, Inc. and Bruce Hauk.
*31.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May, 2021.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ WALTER J. LYNCH
Walter J. Lynch President and Chief Executive Officer (Principal Executive Officer)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)