Form 10-Q
period 2021-06-30
American Water Works Company, Inc.
filed 2021-08-02
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 27, 2021
Common Stock, par value $0.01 per share	181,495,720

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to the “parent company” mean American Water Works Company, Inc., without its subsidiaries.
i

FORWARD-LOOKING STATEMENTS
Statements included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and filings to address regulatory lag; growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity, the completion of the announced sale of the Company’s New York subsidiary and the amount of proceeds anticipated to be received therefrom; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River and to comply with certain regulatory orders and interpretations thereof with respect to such diversions; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the ability to execute its current and long-term business, operational and capital expenditures strategies; its ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets; the outcome and impact on the Company of governmental and regulatory investigations and proceedings and related potential fines, penalties and other sanctions; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the impacts to the Company of the pandemic health event resulting from COVID-19; the ability to capitalize on existing or future utility privatization opportunities; trends in the industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•changes in laws, governmental regulations and policies, including with respect to the environment, health and safety, consumer and data privacy, water quality and water quality accountability, contaminants of emerging concern, public utility and tax regulations and policies, and impacts resulting from U.S., state and local elections and changes in federal, state and local executive administrations;
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
•changes in general economic, political, business and financial market conditions, including without limitation conditions and collateral consequences associated with the COVID-19 pandemic health event;
•access to sufficient debt and/or equity capital on satisfactory terms and when and as needed to support operations and capital expenditures;
•fluctuations in interest rates;
•the ability to comply with affirmative or negative covenants in the current or future indebtedness of the Company or any of its subsidiaries, or the issuance of new or modified credit ratings or outlooks or other communications by credit rating agencies with respect to the Company or any of its subsidiaries (or any current or future indebtedness thereof), which could increase financing costs or funding requirements and affect the Company’s or its subsidiaries’ ability to issue, repay or redeem debt, pay dividends or make distributions;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Property, plant and equipment	$26,369	$25,614
Accumulated depreciation	(6,155)	(5,904)
Property, plant and equipment, net	20,214	19,710
Current assets:
Cash and cash equivalents	70	547
Restricted funds	34	29
Accounts receivable, net of allowance for uncollectible accounts of $70 and $60, respectively	311	321
Unbilled revenues	254	206
Materials and supplies	52	47
Assets held for sale	666	629
Other	183	127
Total current assets	1,570	1,906
Regulatory and other long-term assets:
Regulatory assets	1,145	1,127
Operating lease right-of-use assets	94	95
Goodwill	1,511	1,504
Postretirement benefit assets	168	173
Intangible assets	50	55
Other	200	196
Total regulatory and other long-term assets	3,168	3,150
Total assets	$24,952	$24,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 186,754,591 and 186,466,707 shares issued, respectively)	$2	$2
Paid-in-capital	6,765	6,747
Retained earnings	332	102
Accumulated other comprehensive loss	(46)	(49)
Treasury stock, at cost (5,260,064 and 5,168,215 shares, respectively)	(363)	(348)
Total common shareholders' equity	6,690	6,454
Long-term debt	10,343	9,329
Redeemable preferred stock at redemption value	3	4
Total long-term debt	10,346	9,333
Total capitalization	17,036	15,787
Current liabilities:
Short-term debt	606	1,282
Current portion of long-term debt	49	329
Accounts payable	146	189
Accrued liabilities	506	591
Accrued taxes	65	50
Accrued interest	89	88
Liabilities related to assets held for sale	79	137
Other	170	215
Total current liabilities	1,710	2,881
Regulatory and other long-term liabilities:
Advances for construction	274	270
Deferred income taxes and investment tax credits	2,255	2,113
Regulatory liabilities	1,699	1,770
Operating lease liabilities	79	81
Accrued pension expense	357	388
Other	122	83
Total regulatory and other long-term liabilities	4,786	4,705
Contributions in aid of construction	1,420	1,393
Commitments and contingencies (See Note 12)
Total capitalization and liabilities	$24,952	$24,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues	$999	$931	$1,887	$1,775
Operating expenses:
Operation and maintenance	431	391	850	774
Depreciation and amortization	158	152	315	297
General taxes	80	75	163	152
Total operating expenses, net	669	618	1,328	1,223
Operating income	330	313	559	552
Other income (expense):
Interest, net	(101)	(101)	(199)	(197)
Non-operating benefit costs, net	19	12	39	25
Other, net	3	8	7	11
Total other income (expense)	(79)	(81)	(153)	(161)
Income before income taxes	251	232	406	391
Provision for income taxes	44	56	66	91
Net income attributable to common shareholders	$207	$176	$340	$300

Basic earnings per share: (a)
Net income attributable to common shareholders	$1.14	$0.97	$1.87	$1.66
Diluted earnings per share: (a)
Net income attributable to common shareholders	$1.14	$0.97	$1.87	$1.65
Weighted-average common shares outstanding:
Basic	182	181	181	181
Diluted	182	181	182	181
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$207	$176	$340	$300
Other comprehensive income (loss), net of tax:
Defined benefit pension plan actuarial loss, net of tax of $1 and $0 for the three months ended June 30, 2021 and 2020, respectively and $1 and $0 for the six months ended June 30, 2021 and 2020, respectively	1	—	2	1
Unrealized gain (loss) on cash flow hedges, net of tax of $0 and $1 for the three months ended June 30, 2021 and 2020, respectively and $0 and $(1) for the six months ended June 30, 2021 and 2020, respectively	1	2	1	(4)
Net other comprehensive income (loss)	2	2	3	(3)
Comprehensive income attributable to common shareholders	$209	$178	$343	$297
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$340	$300
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	315	297
Deferred income taxes and amortization of investment tax credits	64	96
Provision for losses on accounts receivable	18	14
Pension and non-pension postretirement benefits	(21)	(4)
Other non-cash, net	(42)	(40)
Changes in assets and liabilities:
Receivables and unbilled revenues	(58)	(54)
Pension and postretirement benefit contributions	(18)	(22)
Accounts payable and accrued liabilities	(15)	(28)
Other assets and liabilities, net	(63)	(28)
Net cash provided by operating activities	520	531
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(752)	(870)
Acquisitions, net of cash acquired	(39)	(40)
Proceeds from sale of assets	—	2
Removal costs from property, plant and equipment retirements, net	(43)	(50)
Net cash used in investing activities	(834)	(958)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,102	1,163
Repayments of long-term debt	(364)	(166)
(Repayments of) proceeds from term loan	(500)	500
Net short-term borrowings with maturities less than three months	(176)	(367)
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $15 and $16 for the six months ended June 30, 2021 and 2020, respectively	(8)	2
Advances and contributions for construction, net of refunds of $12 and $15 for the six months ended June 30, 2021 and 2020, respectively	23	11
Debt issuance costs and make-whole premium on early debt redemption	(26)	(12)
Dividends paid	(209)	(190)
Net cash (used in) provided by financing activities	(158)	941
Net (decrease) increase in cash, cash equivalents and restricted funds	(472)	514
Cash, cash equivalents and restricted funds at beginning of period	576	91
Cash, cash equivalents and restricted funds at end of period	$104	$605
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$226	$250
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2020	186.5	$2	$6,747	$102	$(49)	(5.2)	$(348)	$6,454
Net income attributable to common shareholders	—	—	—	133	—	—	—	133
Common stock issuances (a)	0.2	—	10	—	—	(0.1)	(15)	(5)
Net other comprehensive loss	—	—	—	—	1	—	—	1
Balance as of March 31, 2021	186.7	$2	$6,757	$235	$(48)	(5.3)	$(363)	$6,583
Net income attributable to common shareholders	—	—	—	207	—	—	—	207
Common stock issuances (a)	0.1	—	8	—	—	—	—	8
Net other comprehensive loss	—	—	—	—	2	—	—	2
Dividends ($0.6025 declared per common share)	—	—	—	(110)	—	—	—	(110)
Balance as of June 30, 2021	186.8	$2	$6,765	$332	$(46)	(5.3)	$(363)	$6,690
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2019	185.9	$2	$6,700	$(207)	$(36)	(5.1)	$(338)	$6,121
Net income attributable to common shareholders	—	—	—	124	—	—	—	124
Common stock issuances (a)	0.3	—	13	—	—	(0.1)	(10)	3
Net other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Balance as of March 31, 2020	186.2	$2	$6,713	$(83)	$(41)	(5.2)	$(348)	$6,243
Net income attributable to common shareholders	—	—	—	176	—	—	—	176
Common stock issuances (a)	0.2	—	17	—	—	—	—	17
Net other comprehensive loss	—	—	—	—	2	—	—	2
Dividends ($0.55 declared per common share)	—	—	—	(100)	—	—	—	(100)
Balance as of June 30, 2020	186.4	$2	$6,730	$(7)	$(39)	(5.2)	$(348)	$6,338
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2021, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2021:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Provided optional guidance for a limited time to ease the potential accounting burden associated with the transition from London Interbank Offered Rate (“LIBOR”). The guidance contains optional expedients and exceptions for contract modifications, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued. The expedients elected must be applied for all eligible contracts or transactions, with the exception of hedging relationships, which can be applied on an individual basis.	March 12, 2020 through December 31, 2022	Prospective for contract modifications and hedging relationships; applied as of January 1, 2020.	The standard did not have a material impact on the Consolidated Financial Statements.
Simplifying the Accounting for Income Taxes	The guidance removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.	January 1, 2021	Modified retrospective for amendments related to changes in ownership of a foreign subsidiary or equity method investment; Modified retrospective or retrospective for amendments related to taxes partially based on income; Prospective for all other amendments.	The standard did not have a material impact on the Consolidated Financial Statements.

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of June 30, 2021:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	Simplification of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in fewer embedded conversion features being separately recognized from the host contract. Earnings per share (“EPS”) calculations have been simplified for certain instruments.	January 1, 2022; early adoption is not permitted before fiscal years beginning after December 15, 2020	Either modified retrospective or fully retrospective	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended June 30:

	2021	2020
Cash and cash equivalents (a)	$70	$569
Restricted funds	34	36
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$104	$605
(a)The majority of the change in the cash and cash equivalents balance is due to the repayment, at maturity, of the $500 million in outstanding principal under the Term Loan Facility (as defined below). See Note 9—Short-Term Debt for additional information.
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding. An increase in the allowance for uncollectible accounts for the period ending June 30, 2021 reflects the impacts from the COVID-19 pandemic, including an increase in uncollectible accounts expense and a reduction in amounts written off due to shutoff moratoria in place across the Company’s subsidiaries.
Presented in the table below are the changes in the allowance for uncollectible accounts for the six months ended June 30:

	2021	2020
Balance as of January 1	$(60)	$(41)
Amounts charged to expense	(18)	(14)
Amounts written off	4	10
Less: Allowance for uncollectible accounts included in assets held for sale (a)	4	2
Balance as of June 30	$(70)	$(43)
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

Note 3: Impact of the COVID-19 Pandemic
American Water continues to monitor the COVID-19 pandemic and has experienced financial impacts since the start of the pandemic resulting from lower revenues from the suspension of late fees and foregone reconnect fees in certain states, certain incremental operation and maintenance (“O&M”) expenses, an increase in uncollectible accounts expense and additional debt costs. These impacts are collectively referred to as “financial impacts.”
As of August 2, 2021, American Water has commission orders authorizing deferred accounting or cost recovery for COVID-19 financial impacts in 11 of 14 jurisdictions, with proceedings in New York and Tennessee pending. One jurisdiction, Kentucky, issued an order denying a request to defer to a regulatory asset the financial impacts related to the COVID-19 pandemic. Other regulatory actions to date are presented in the table below:

Commission Actions	Description	States
Orders issued with deferred accounting	Allows the Company to establish regulatory assets to record certain financial impacts related to the COVID-19 pandemic.	HI, IN, MD, NJ, PA, VA, WV
Orders issued with cost recovery
California’s Catastrophic Event Memorandum Account allows the Company’s California subsidiary to track certain financial impacts related to the COVID-19 pandemic for future recovery requests. Iowa issued a base rate case order on June 28, 2021, authorizing recovery in rates of the COVID-19 financial impacts deferred within its annual non-recurring expense rider. Illinois has authorized cost recovery of the COVID-19 financial impacts through a special purpose rider over a 24-month period, which was implemented effective October 1, 2020. Additionally, Illinois approved a bad debt rider tariff on December 16, 2020, allowing collection of actual bad debt expense over last authorized beginning April 2021 through February 2023. Illinois approved a stipulation in March 2021 to allow the rider to be extended through the end of 2023. Missouri issued a base rate case order on April 7, 2021, authorizing recovery in rates of the COVID-19 financial impacts deferred through March 31, 2021 over a three-year period.
CA, IA, IL, MO
Proceedings pending	Pending proceedings considering deferred accounting authorization for the future recovery of COVID-19 financial impacts.	NY, TN (a)
(a)On July 28, 2021, the Company’s Tennessee subsidiary filed a stipulation and settlement agreement with the Consumer Advocate Unit in the Financial Division of the Office of the Tennessee Attorney General which reflects agreement on the deferral of foregone late fees and incremental operating expenses net of cost savings, all as of April 30, 2021. The deferral of these COVID-19 financial impacts will cease as of April 30, 2021. The stipulation and settlement agreement will be subject to Tennessee Public Utility Commission review and approval, with a hearing on the stipulation and settlement agreement scheduled on August 9, 2021.
The Pennsylvania Public Utility Commission (the “PaPUC”) has granted deferral authority on certain incremental expenses above those embedded in rates resulting from the COVID-19 pandemic. The Company’s Pennsylvania subsidiary has filed for confirmation to defer as a regulatory asset all identified COVID-19 financial impacts, with the proceeding currently pending before the PaPUC. A recommended decision from the Administrative Law Judge (“ALJ”) was issued on June 30, 2021, recommending the PaPUC deny the inclusion of waived late fees, waived reconnect fees, and additional interest costs. The ALJ decision recommended deferral of additional uncollectible costs not embedded in rates and COVID-19 related incremental direct costs and savings. The Company filed exceptions to this recommended decision on July 20, 2021 and reply exceptions on July 30, 2021, with a final order from the PaPUC expected later in the third quarter of 2021.
Consistent with these regulatory orders, the Company has recorded $44 million in regulatory assets and $5 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of June 30, 2021.
As of August 2, 2021, four states continue moratoria on the suspension of service disconnections due to non-payment. The moratoria on disconnects have expired in ten states.

Note 4: Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of excess accumulated deferred income tax (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the current period:

	During the Three Months Ended June 30,		During the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
General rate cases by state:
Missouri (effective May 28, 2021)	$22	$—	$22	$—
New York (a)	7	—	7	—
Pennsylvania (effective January 28, 2021)	—	—	70	—
Indiana (b)	—	13	—	13
California (c)	—	—	—	5
Total general rate cases	$29	$13	$99	$18

Infrastructure surcharges by state:
New Jersey (effective June 28, 2021, June 29, 2020 and January 1, 2020)	$14	$10	$14	$20
Indiana (effective March 17, 2021)	—	—	8	—
Pennsylvania (effective January 1, 2021, April 1, 2020 and January 1, 2020)	—	5	8	15
Illinois (effective January 1, 2021 and January 1, 2020)	—	—	7	7
West Virginia (effective January 1, 2021 and January 1, 2020)	—	—	5	3
Tennessee (d)	—	2	3	2
Missouri (effective June 27, 2020)	—	10	—	10
Total infrastructure surcharges	$14	$27	$45	$57
(a)The Company’s New York subsidiary implemented additional annualized revenues of $7 million on May 1, 2021. The increase was deferred with interest from April 1, 2020.
(b)The Company’s Indiana subsidiary filed for and, on May 4, 2020, received approval to implement a $13 million increase for the second rate year, effective May 1, 2020.
(c)The Company’s California subsidiary received approval for the third year (2020) step increase associated with its most recent general rate case authorization, effective January 1, 2020.
(d)The Company’s Tennessee subsidiary received approval for infrastructure surcharges for annualized incremental revenues of $3 million, effective January 1, 2021, and received approval on May 11, 2020 for infrastructure surcharges for annualized incremental revenues of $2 million, effective January 1, 2020.
On August 28, 2020, the Company’s Iowa subsidiary filed a general rate case requesting $3 million in annualized incremental revenues. An order was issued on June 28, 2021 authorizing an increase of $1 million. On July 9, 2021, the Company’s Iowa subsidiary filed a Motion for Clarification with respect to the required accelerated flow back of unprotected EADIT over a three-year period to recognize the increase to rate base and incremental revenues as the unprotected EADIT it amortized. The Company’s Iowa subsidiary filed tariffs consistent with the Motion for Clarification on July 16, 2021, and is awaiting a decision from the Iowa Utilities Board on the Motion for Clarification before new rates are implemented.
Effective July 1, 2021, the Company’s Kentucky subsidiary implemented infrastructure surcharges for annualized incremental revenues of $1 million.

On April 7, 2021, the Company’s Missouri subsidiary was authorized additional annualized revenues of $22 million, effective May 28, 2021, excluding agreed to reductions for EADIT as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The EADIT reduction in revenues is $25 million and is offset by a like reduction in income tax expense. The protected EADIT balance of $72 million is being returned to customers using the average rate assumption method (“ARAM”), and the unprotected EADIT balance of $74 million is being returned to customers over 10 years. The $25 million EADIT reduction includes both the protected and unprotected catch-up period EADIT of $13 million. The catch-up period of January 1, 2018 through May 31, 2021 covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over 2.5 years.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an Initial Decision (“ID”) with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rates of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s ID without modification. The Company’s New Jersey subsidiary is continuing to evaluate next steps, including grounds to move for reconsideration within the time permitted by law. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
On February 25, 2021, the Company’s Pennsylvania subsidiary was authorized additional annualized revenues of $90 million, effective January 28, 2021, excluding agreed to reductions for EADIT as a result of the TCJA, over two steps. The EADIT reduction in revenues is $19 million. The overall increase, net of TCJA reductions, is $71 million in revenues combined over two steps. The first step was effective January 28, 2021 in the amount of $70 million ($51 million including TCJA reductions) and the second step will be effective January 1, 2022 in the amount of $20 million. The protected EADIT balance of $200 million is being returned to customers using the ARAM, and the unprotected EADIT balance of $116 million is being returned to customers over 20 years. The $19 million annually includes both the protected and unprotected EADIT amortizations and a portion of catch-up period EADIT. A bill credit of $11 million annually for two years returns to customers the remainder of the EADIT catch-up period amortization. The catch-up period of January 1, 2018 through December 31, 2020 covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over two years.
Pending General Rate Case Filings
On April 30, 2021, the Company’s West Virginia subsidiary filed a general rate case requesting $32 million in annualized incremental revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. The proposed EADIT reduction in revenues is $1 million and the exclusion for infrastructure surcharges is $10 million.
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $29 million in annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100-day update for the same proceeding and updated the request to $27 million in annualized incremental revenues for 2021, and increases of $10 million in both the escalation year of 2022 and the attrition year of 2023, respectively. On September 10, 2020, the California Public Utilities Commission (the “CPUC”) approved the Company’s California subsidiary’s motion for interim rates, establishing a memorandum account to track the difference between interim and final rates adopted by the CPUC in this proceeding, which were effective on January 1, 2021. Following settlement discussions among all parties to the proceeding, on January 22, 2021 and January 25, 2021, the Company’s California subsidiary filed with the CPUC a comprehensive settlement entered into among the Company’s California subsidiary, the Public Advocates Office, and other intervenors. These settlement agreements resolved all matters in dispute among the parties to the settlements. These settlements, as well as resolution of issues raised by non-settling parties, are now before the CPUC for approval.
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
Pending Infrastructure Surcharge Filings
On June 30, 2021, the Company’s West Virginia subsidiary filed for an infrastructure surcharge requesting $3 million in additional annualized revenues.

On June 28, 2021, the Company’s Missouri subsidiary filed for an infrastructure surcharge requesting $7 million in additional annualized revenues.
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
Presented in the table below are operating revenues disaggregated for the three months ended June 30, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$491	$—	$491
Commercial	170	—	170
Fire service	37	—	37
Industrial	34	—	34
Public and other	56	—	56
Total water services	788	—	788
Wastewater services:
Residential	38	—	38
Commercial	9	—	9
Industrial	1	—	1
Public and other	4	—	4
Total wastewater services	52	—	52
Miscellaneous utility charges	8	—	8
Alternative revenue programs	—	7	7
Lease contract revenue	—	2	2
Total Regulated Businesses	848	9	857
Market-Based Businesses	146	—	146
Other	(4)	—	(4)
Total operating revenues	$990	$9	$999
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the six months ended June 30, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$921	$—	$921
Commercial	314	—	314
Fire service	74	—	74
Industrial	66	—	66
Public and other	100	—	100
Total water services	1,475	—	1,475
Wastewater services:
Residential	74	—	74
Commercial	18	—	18
Industrial	2	—	2
Public and other	8	—	8
Total wastewater services	102	—	102
Miscellaneous utility charges	16	—	16
Alternative revenue programs	—	16	16
Lease contract revenue	—	3	3
Total Regulated Businesses	1,593	19	1,612
Market-Based Businesses	283	—	283
Other	(8)	—	(8)
Total operating revenues	$1,868	$19	$1,887
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
Contract assets of $58 million and $39 million are included in unbilled revenues on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. Contract assets of $26 million and $13 million are included in unbilled revenues on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. There were $38 million of contract assets added during the six months ended June 30, 2021, and $19 million of contract assets were transferred to accounts receivable during the same period. There were $29 million of contract assets added during the six months ended June 30, 2020, and $16 million of contract assets were transferred to accounts receivable during the same period.
Contract liabilities of $44 million and $35 million are included in other current liabilities on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities of $37 million and $27 million are included in other current liabilities on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. There were $90 million of contract liabilities added during the six months ended June 30, 2021, and $81 million of contract liabilities were recognized as revenue during the same period. There were $66 million of contract liabilities added during the six months ended June 30, 2020, and $56 million of contract liabilities were recognized as revenue during the same period.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of June 30, 2021, the Company’s O&M and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2071 and have RPOs of $6.3 billion as of June 30, 2021, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2022 and 2038 and have RPOs of $624 million as of June 30, 2021, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 6: Acquisitions and Divestitures
During the six months ended June 30, 2021, the Company closed on the acquisition of seven regulated water and wastewater systems for a total aggregate purchase price of $17 million. Assets acquired from these acquisitions, principally utility plant, totaled $17 million. One of these acquisitions was accounted for as a business combination. The preliminary purchase price allocations related to an acquisition accounted for as a business combination will be finalized once the valuation of assets acquired has been completed, no later than one year after its acquisition date.
Subsequent to June 30, 2021, the Company closed on one regulated wastewater system for a total aggregate purchase price of $4 million.
On April 6, 2021, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of the York City Sewer Authority for $235 million, plus an amount of average daily revenue calculated for the period between the final meter reading and the date of closing. This system currently directly and indirectly through bulk contracts serves more than 45,000 customers. In connection with the execution of the acquisition agreement, the Company’s Pennsylvania subsidiary paid a $20 million deposit to the seller on April 30, 2021, which is refundable in the event the agreement is terminated prior to closing of the acquisition. The Company expects to close this acquisition in the first half of 2022, pending regulatory approval.
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition by the end of 2021, pending regulatory approval.
Assets Held for Sale
On November 20, 2019, the Company and the Company’s New York subsidiary, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co., which it subsequently assigned to its indirect, wholly owned subsidiary Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customers in the State of New York. Algonquin Power & Utilities Corp., Liberty’s ultimate parent company, executed and delivered an absolute and unconditional guaranty of the performance of all of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining approvals and satisfying or waiving other closing conditions. The Stock Purchase Agreement as originally executed provided for an initial termination date of June 30, 2021 (the “Closing End Date”). On June 29, 2021, the parties mutually agreed to extend the Closing End Date to December 31, 2021 in accordance with the terms of the Stock Purchase Agreement, and agreed to extend further the Closing End Date to January 3, 2022 as December 31, 2021 is a federal holiday. No other provision of the Stock Purchase Agreement was modified by this mutual agreement. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the Company’s New York subsidiary, taken as a whole. The assets and related liabilities of the Company’s New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of June 30, 2021.

Presented in the table below are the components of assets held for sale and liabilities related to assets held for sale of the New York subsidiary as of June 30, 2021:

June 30, 2021
Property, plant and equipment	$535
Current assets	17
Regulatory assets	77
Goodwill	27
Other assets	10
Assets held for sale	$666
Current liabilities	15
Regulatory liabilities	48
Other liabilities	16
Liabilities related to assets held for sale	$79
Note 7: Shareholders' Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2021 and 2020, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2020	$(106)	$1	$63	$(7)	$(49)
Other comprehensive income before reclassifications	—	—	—	1	1
Amounts reclassified from accumulated other comprehensive loss	—	—	2	—	2
Net other comprehensive income (loss)	—	—	2	1	3
Balance as of June 30, 2021	$(106)	$1	$65	$(6)	$(46)

Balance as of December 31, 2019	$(94)	$1	$60	$(3)	$(36)
Other comprehensive loss before reclassifications	—	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	1
Net other comprehensive income (loss)	—	—	1	(4)	(3)
Balance as of June 30, 2020	$(94)	$1	$61	$(7)	$(39)
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
Dividends
On June 1, 2021, the Company paid a quarterly cash dividend of $0.6025 per share to shareholders of record as of May 11, 2021.

On July 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.6025 per share, payable on September 1, 2021 to shareholders of record as of August 10, 2021. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 10—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 8: Long-Term Debt
On May 10, 2021, American Water Capital Corp. (“AWCC”) completed a $1.1 billion debt offering, which included the sale of $550 million aggregate principal amount of its 2.30% senior notes due 2031 and $550 million aggregate principal amount of its 3.25% senior notes due 2051. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $1,086 million. AWCC used the net proceeds of this offering: (i) to lend funds to parent company and its regulated subsidiaries; (ii) to prepay $251 million aggregate principal amount of AWCC’s outstanding 5.77% Series D Senior Notes due December 21, 2021 (the “Series D Notes”) and $76 million aggregate principal amount of AWCC’s outstanding 6.55% Series H Senior Notes due May 15, 2023 (the “Series H Notes,” and together with the Series D Notes, the “Series Notes”); (iii) to repay AWCC’s commercial paper obligations; and (iv) for general corporate purposes. After the prepayments described above, none of the Series D Notes, and approximately $14 million aggregate principal amount of the Series H Notes, remain outstanding. As a result of AWCC’s prepayment of the Series Notes, a make-whole premium of $15 million was paid to the holders thereof on June 14, 2021. Substantially all of the early debt extinguishment costs were allocable to the Company’s utility subsidiaries and recorded as regulatory assets, as the Company believes they are probable of recovery in future rates.
On May 6, 2021, the Company entered into two 10-year treasury lock agreements, with notional amounts of $125 million and $150 million, to reduce interest rate exposure on debt, which was subsequently issued on May 10, 2021. These treasury lock agreements had an average fixed rate of 1.58%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. On May 10, 2021, the Company terminated these two treasury lock agreements with an aggregate notional amount of $275 million, realizing a net gain of less than $1 million, to be amortized through interest, net over a 10-year period, in accordance with the terms of the $1.1 billion new debt issued on May 10, 2021. No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2021 and 2020.
In addition to the senior notes issued and retired by AWCC as described above, during the six months ended June 30, 2021, the Company’s regulated subsidiaries issued in the aggregate $2 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 5.00%, with a weighted average interest rate of 0.27%, maturing in 2022 through 2047. During the six months ended June 30, 2021, AWCC and the Company’s regulated subsidiaries retired or paid at maturity an aggregate of $37 million of long-term debt issues with annual interest rates ranging from 0.00% to 12.25%, with a weighted average interest rate of 8.33%, maturing in 2021 through 2048.
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
Short-term debt consists of commercial paper and credit facility borrowings totaling $606 million and $786 million as of June 30, 2021 and December 31, 2020, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings, including $500 million of outstanding principal on the Term Loan Facility as of December 31, 2020, was approximately 0.13% and 0.53% at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, there were no commercial paper or credit facility borrowings outstanding with maturities greater than three months.

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(606)	(76)	(682)
Remaining availability as of June 30, 2021	$1,494	$74	$1,568
(a)Total remaining availability of $1.57 billion as of June 30, 2021 may be accessed through revolver draws.

	As of December 31, 2020
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2020	$1,314	$74	$1,388
(a)Total remaining availability of $1.39 billion as of December 31, 2020 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2021 and December 31, 2020, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of June 30, 2021	$70	1,568	$1,638
Available liquidity as of December 31, 2020	$547	$1,388	$1,935
Note 10: Income Taxes
The Company’s effective income tax rate was 17.5% and 24.1% for the three months ended June 30, 2021 and 2020, respectively, and 16.3% and 23.3% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the Company’s effective income tax rate for the three and six months ended June 30, 2021 was primarily due to an increase in the amortization of EADIT resulting from the TCJA, pursuant to regulatory orders, and an increase in deductions for stock based compensation benefits.

Note 11: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit cost (credit):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Components of net periodic pension benefit cost:
Service cost	$9	$8	$18	$16
Interest cost	16	18	33	37
Expected return on plan assets	(32)	(28)	(64)	(56)
Amortization of prior service credit	—	(1)	(1)	(2)
Amortization of actuarial loss	6	8	13	16
Net periodic pension benefit (credit) cost before settlements	(1)	5	(1)	11
Settlements (a)	—	1	—	1
Net periodic pension benefit (credit) cost	$(1)	$6	$(1)	$12

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1	$2	$2
Interest cost	2	3	4	6
Expected return on plan assets	(5)	(5)	(10)	(9)
Amortization of prior service credit	(8)	(8)	(16)	(16)
Amortization of actuarial loss	—	—	—	1
Net periodic other postretirement benefit credit	$(10)	$(9)	$(20)	$(16)
(a)Due to the amount of lump sum payment distributions from the Company’s New York Water Service Corporation Pension Plan, a settlement charge of less than $1 million was recorded during the three and six months ended June 30, 2021, and a settlement charge of $1 million was recorded during the three and six months ended June 30, 2020. In accordance with existing regulatory accounting treatment, the Company has maintained the settlement charge in regulatory assets. The amount is being amortized in accordance with existing regulatory practice.
The Company contributed $9 million and $18 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2021, respectively, and contributed $12 million and $22 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2020, respectively. The Company made no contributions for the funding of its other postretirement benefit plans for each of the three and six months ended June 30, 2021 and 2020. The Company expects to make pension and postretirement contributions to the plan trusts of $22 million during the remainder of 2021.
Note 12: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of June 30, 2021, the Company has accrued approximately $5 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $2 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 12—Commitments and Contingencies, will not have a material adverse effect on the Company.
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

The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of June 30, 2021, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of June 30, 2021 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a determination by the Settlement fund’s appeal adjudicator on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
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
On February 4, 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. On July 14, 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. On August 31, 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court order certifying the issues class. At the request of the parties, on September 10, 2020, the Circuit Court ordered the stay of all matters in the class proceeding pending consideration of this petition. On December 3, 2020, the Supreme Court of Appeals issued an order to show cause stating that there are sufficient grounds for oral argument to consider prohibiting the class certification order. On January 28, 2021, the Supreme Court of Appeals granted a motion by the Jeffries plaintiffs to remand the case back to the Circuit Court for further consideration in light of a recent Supreme Court of Appeals decision issued in another case relating to the class certification issues raised. A briefing schedule has been set and, following briefing by all parties, oral argument on the issue of class certification was heard on July 16, 2021. This matter remains pending.
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
On November 22, 2019, the Tennessee-American Water Defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted, and, with respect to the Company, for lack of personal jurisdiction. Oral argument on the motion to dismiss took place on September 9, 2020. On September 18, 2020, the court (i) granted the motion to dismiss the Tennessee Plaintiffs’ negligence claim against all Tennessee-American Water Defendants, (ii) denied the motion to dismiss the breach of contract claim against TAWC, (iii) held in abeyance the motion to dismiss the breach of contract claims against the Company and Service Company pending a further hearing and (iv) held in abeyance the Company’s motion to dismiss the complaint for lack of personal jurisdiction. On September 24, 2020, at the request of the Tennessee Plaintiffs, the court dismissed without prejudice all claims in the Bruce complaint against the Company and Service Company. The impact of the September 2020 court orders was that all of the Tennessee Plaintiffs’ claims in this complaint were dismissed, other than the breach of contract claims against TAWC. On October 16, 2020, TAWC answered the complaint, and the parties are conducting discovery.
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

In September 2018, the CPUC unanimously approved another final decision finding that (i) the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity, (ii) the issuance of the final decision should not be delayed, and (iii) an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am has incurred $166 million in aggregate costs as of June 30, 2021 related to the Water Supply Project, which includes $41 million in AFUDC. While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as the CPUC’s 2016 and 2018 final decisions, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $50 million in construction costs previously approved by the CPUC in its 2016 final decision.
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
In August 2020, the staff of the Coastal Commission released a report again recommending denial of Cal Am’s application for a coastal development permit. Although the report concluded that the Water Supply Project would have a negligible impact on groundwater resources, the report also concluded it would impact other coastal resources, such as environmentally sensitive habitat areas and wetlands, and that the Coastal Commission staff believes that a feasible alternative project exists that would avoid those impacts. The staff’s report also noted disproportionate impacts to communities of concern. In September 2020, Cal Am withdrew its original jurisdiction application to allow additional time to address the Coastal Commission staff’s environmental justice concerns. The withdrawal of the original jurisdiction application did not impact Cal Am’s appeal of the City’s denial, which remains pending before the Coastal Commission. Cal Am refiled the original jurisdiction application in November 2020. In December 2020, the Coastal Commission sent to Cal Am a notice of incomplete application, identifying certain additional information needed to consider the application complete. In March 2021, Cal Am provided responses to the Coastal Commission’s notice of incomplete application. On June 18, 2021, the Coastal Commission responded, acknowledging the responses and requesting certain additional information before the application could be considered complete. The original jurisdiction application remains pending.
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, based on the foregoing, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Due to the delay in the approval schedule for the Water Supply Project, Cal Am currently does not expect that it will be able to comply with the diversion reduction requirement schedule contained in the 2016 Order until January 2022. The 2009 Order and the 2016 Order remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order, or the 2021 Deadline, may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.

Note 13: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted EPS calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common shareholders	$207	$176	$340	$300

Denominator:
Weighted-average common shares outstanding—Basic	182	181	181	181
Effect of dilutive common stock equivalents	—	—	1	—
Weighted-average common shares outstanding—Diluted	182	181	182	181
The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2021 and 2020, because their effect would have been anti-dilutive under the treasury stock method.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of June 30, 2021
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$4	$—	$—	$6	$6
Long-term debt (excluding finance lease obligations)	10,390	10,288	62	1,660	12,010

	As of December 31, 2020
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$5	$—	$—	$7	$7
Long-term debt (excluding finance lease obligations)	9,656	9,639	415	1,753	11,807
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$34	$—	$—	$34
Rabbi trust investments	22	—	—	22
Deposits	26	—	—	26
Other investments	17	—	—	17
Total assets	99	—	—	99

Liabilities:
Deferred compensation obligations	26	—	—	26
Total liabilities	26	—	—	26
Total assets	$73	$—	$—	$73

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	19	—	—	19
Deposits	4	—	—	4
Other investments	11	—	—	11
Total assets	63	—	—	63

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total assets	$39	$—	$—	$39
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
Mark-to-market derivative assets and liabilities—The Company employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and treasury lock agreements, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company may use fixed-to-floating interest rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company had no significant mark-to-market derivatives outstanding as of June 30, 2021.
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

The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $146 million and $147 million as of June 30, 2021 and December 31, 2020, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $2 million in 2021 and $4 million in 2022 through 2025, and $52 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases were $4 million and $3 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $7 million and $7 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
For the three and six months ended June 30, 2021, cash paid for amounts in lease liabilities, which includes operating and financing cash flows from operating and finance leases, were $4 million and $7 million, respectively. For the three months ended June 30, 2021, there were no ROU assets obtained in exchange for new operating lease liabilities. For the six months ended June 30, 2021, there were ROU assets obtained in exchange for new operating lease liabilities of $6 million.
As of June 30, 2021, the weighted-average remaining lease term of the finance lease and operating leases were five years and 19 years, respectively, and the weighted-average discount rate of the finance lease and operating leases were 12% and 4%, respectively.
The future maturities of lease liabilities at June 30, 2021 are $6 million in 2021, $12 million in 2022, $8 million in 2023, $7 million in 2024, $7 million in 2025 and $96 million thereafter. At June 30, 2021 imputed interest was $46 million.
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

Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended June 30, 2021
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$857	$146	$(4)	$999
Depreciation and amortization	151	6	1	158
Total operating expenses, net	552	119	(2)	669
Interest, net	(72)	(1)	(28)	(101)
Income before income taxes	257	26	(32)	251
Provision for income taxes	42	6	(4)	44
Net income attributable to common shareholders	215	19	(27)	207
Total assets	22,445	899	1,608	24,952
Cash paid for capital expenditures	406	2	2	410

	As of or for the Three Months Ended June 30, 2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$803	$132	$(4)	$931
Depreciation and amortization	144	7	1	152
Total operating expenses, net	512	102	4	618
Interest, net	(74)	—	(27)	(101)
Income before income taxes	236	30	(34)	232
Provision for income taxes	58	8	(10)	56
Net income attributable to common shareholders	177	23	(24)	176
Total assets	21,536	1,075	1,398	24,009
Cash paid for capital expenditures	457	3	2	462

	As of or for the Six Months Ended June 30, 2021
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,612	$283	$(8)	$1,887
Depreciation and amortization	298	11	6	315
Total operating expenses, net	1,095	233	—	1,328
Interest, net	(143)	(2)	(54)	(199)
Income before income taxes	420	48	(62)	406
Provision for income taxes	70	12	(16)	66
Net income attributable to common shareholders	350	36	(46)	340
Total assets	22,445	899	1,608	24,952
Cash paid for capital expenditures	744	4	4	752

	As of or for the Six Months Ended June 30, 2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$1,523	$260	$(8)	$1,775
Depreciation and amortization	279	13	5	297
Total operating expenses, net	1,015	201	7	1,223
Interest, net	(146)	1	(52)	(197)
Income before income taxes	398	60	(67)	391
Provision for income taxes	98	16	(23)	91
Net income attributable to common shareholders	300	45	(45)	300
Total assets	21,536	1,075	1,398	24,009
Cash paid for capital expenditures	861	6	3	870

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q, and in the Company’s Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements” and elsewhere in this Form 10-Q. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings.
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
COVID-19 Pandemic Update
American Water continues to monitor the COVID-19 pandemic and has taken steps since the beginning of the pandemic to mitigate adverse impacts to the Company. The Company has three main areas of focus as part of its response to COVID-19: the care and safety of its employees; the safety of its customers and the communities it serves; and the execution of its business continuity plan. American Water continues to work with its vendors to prevent disruptions in its supply chain, and, at this time, has not experienced, and does not anticipate, any material negative impacts. The Company also continues to monitor the impacts of the COVID-19 pandemic on the capital markets, including impacts that could increase its cost of capital.
The Company has experienced financial impacts since the beginning of the pandemic resulting from lower revenues from the suspension of late fees and foregone reconnect fees in certain states, certain incremental operation and maintenance (“O&M”) expenses, an increase in uncollectible accounts expense and additional debt costs. These impacts are collectively referred to as “financial impacts.” See Note 3—Impact of the COVID-19 Pandemic in the Notes to Consolidated Financial Statements for additional information. The extent to which the COVID-19 pandemic may further impact American Water, including without limitation, its liquidity, financial condition, and results of operations, will depend on future developments, which presently cannot be predicted.

As of August 2, 2021, American Water has commission orders authorizing deferred accounting or cost recovery for COVID-19 financial impacts in 11 of 14 jurisdictions, with proceedings in New York and Tennessee pending. One jurisdiction, Kentucky, issued an order denying a request to defer to a regulatory asset the financial impacts related to the COVID-19 pandemic. Other regulatory actions to date are presented in the table below:

Commission Actions	Description	States
Orders issued with deferred accounting	Allows the Company to establish regulatory assets to record certain financial impacts related to the COVID-19 pandemic.	HI, IN, MD, NJ, PA, VA, WV
Orders issued with cost recovery
California’s Catastrophic Event Memorandum Account allows the Company’s California subsidiary to track certain financial impacts related to the COVID-19 pandemic for future recovery requests. Iowa issued a base rate case order on June 28, 2021, authorizing recovery in rates of the COVID-19 financial impacts deferred within its annual non-recurring expense rider. Illinois has authorized cost recovery of the COVID-19 financial impacts through a special purpose rider over a 24-month period, which was implemented effective October 1, 2020. Additionally, Illinois approved a bad debt rider tariff on December 16, 2020, allowing collection of actual bad debt expense over last authorized beginning April 2021 through February 2023. Illinois approved a stipulation in March 2021 to allow the rider to be extended through the end of 2023. Missouri issued a base rate case order on April 7, 2021, authorizing recovery in rates of the COVID-19 financial impacts deferred through March 31, 2021 over a three-year period.
CA, IA, IL, MO
Proceedings pending	Pending proceedings considering deferred accounting authorization for the future recovery of COVID-19 financial impacts.	NY, TN (a)
(a)On July 28, 2021, the Company’s Tennessee subsidiary filed a stipulation and settlement agreement with the Consumer Advocate Unit in the Financial Division of the Office of the Tennessee Attorney General which reflects agreement on the deferral of foregone late fees and incremental operating expenses net of cost savings, all as of April 30, 2021. The deferral of these COVID-19 financial impacts will cease as of April 30, 2021. The stipulation and settlement agreement will be subject to Tennessee Public Utility Commission review and approval, with a hearing on the stipulation and settlement agreement scheduled on August 9, 2021.
The Pennsylvania Public Utility Commission (the “PaPUC”) has granted deferral authority on certain incremental expenses above those embedded in rates resulting from the COVID-19 pandemic. The Company’s Pennsylvania subsidiary has filed for confirmation to defer as a regulatory asset all identified COVID-19 financial impacts, with the proceeding currently pending before the PaPUC. A recommended decision from the Administrative Law Judge (“ALJ”) was issued on June 30, 2021, recommending the PaPUC deny the inclusion of waived late fees, waived reconnect fees, and additional interest costs. The ALJ decision recommended deferral of additional uncollectible costs not embedded in rates and COVID-19 related incremental direct costs and savings. The Company filed exceptions to this recommended decision on July 20, 2021 and reply exceptions on July 30, 2021, with a final order from the PaPUC expected later in the third quarter of 2021.
Consistent with these regulatory orders, the Company has recorded $44 million in regulatory assets and $5 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of June 30, 2021.
As of August 2, 2021, four states continue moratoria on the suspension of service disconnections due to non-payment. The moratoria on disconnects have expired in ten states. The Company continues to monitor the COVID-19 pandemic and will continue to comply with the current ordered moratoria and any future moratoria implemented.
Recent Financing Activities
On May 10, 2021, American Water Capital Corp. (“AWCC”) completed a $1.1 billion debt offering, which included the sale of $550 million aggregate principal amount of its 2.30% senior notes due 2031 and $550 million aggregate principal amount of its 3.25% senior notes due 2051. Net proceeds of this offering were used to lend funds to parent company and its regulated subsidiaries, to prepay $327 million in aggregate principal amount of AWCC’s outstanding senior notes, to repay AWCC’s commercial paper obligations and for general corporate purposes. See Note 8—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.
As a result of AWCC’s prepayment of the various senior notes, a make-whole premium of $15 million was paid to the holders thereof on June 14, 2021. Substantially all of the early debt extinguishment costs were allocable to the Company’s utility subsidiaries and recorded as regulatory assets, as the Company believes they are probable of recovery in future rates.

Financial Results
For the three and six months ended June 30, 2021, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.14 and $1.87, respectively, an increase of $0.17 and $0.22 per diluted share, respectively, as compared to the prior year. These increases were primarily driven by continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth, and warmer and drier than normal weather in the second quarter of 2021 in the Northeast. These increases were partially offset by additional costs associated with an increase in claims in 2021 in Homeowner Services Group (“HOS”), including from extreme cold weather across the country during the first quarter of 2021, primarily in Texas and Illinois.
Growth—through capital investment in infrastructure and regulated acquisitions, as well as strategic growth opportunities in the Market-Based Businesses
The Company expects to continue to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company expects to grow the Market-Based Businesses by leveraging its core water and wastewater competencies. The Company plans to invest approximately $1.9 billion across its footprint in 2021. During the first six months of 2021, the Company invested $782 million, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses - Growth and Optimization
•$735 million capital investment in the Regulated Businesses, the majority for infrastructure improvements and replacements; and
•$39 million to fund acquisitions, including deposits discussed below, in the Regulated Businesses, which added approximately 2,500 water and wastewater customers through the six months ended June 30, 2021, in addition to approximately 8,200 customers added through organic growth through the six months ended June 30, 2021.
On April 6, 2021, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of the York City Sewer Authority for $235 million, plus an amount of average daily revenue calculated for the period between the final meter reading and the date of closing. This system currently directly and indirectly through bulk contracts serves more than 45,000 customers. In connection with the execution of the acquisition agreement, the Company’s Pennsylvania subsidiary paid a $20 million deposit to the seller on April 30, 2021, which is refundable in the event the agreement is terminated prior to closing of the acquisition. The Company expects to close this acquisition in the first half of 2022, pending regulatory approval.
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition by the end of 2021, pending regulatory approval.
During July 2021, the Company closed on the acquisition of one regulated wastewater system adding approximately 500 customers, for a total aggregate purchase price of $4 million. As of August 2, 2021, the Company has entered into agreements for pending acquisitions in the Regulated Businesses to add approximately 86,900 additional customers.
Sale of New York American Water Company, Inc.
On November 20, 2019, the Company and the Company’s New York subsidiary entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co., which it subsequently assigned to its indirect, wholly owned subsidiary Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customers in the State of New York. Algonquin Power & Utilities Corp., Liberty’s ultimate parent company, executed and delivered an absolute and unconditional guaranty of the performance of all of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining approvals and satisfying or waiving other closing conditions. The Stock Purchase Agreement as originally executed provided for an initial termination date of June 30, 2021 (the “Closing End Date”). On June 29, 2021, the parties mutually agreed to extend the Closing End Date to December 31, 2021 in accordance with the terms of the Stock Purchase Agreement, and agreed to extend further the Closing End Date to January 3, 2022 as December 31, 2021 is a federal holiday. No other provision of the Stock Purchase Agreement was modified by this mutual agreement. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the Company’s New York subsidiary, taken as a whole.

In 2020, the Governor of New York proposed legislation that, among other things, required the New York State Department of Public Service (“NYSDPS”) to study whether private water suppliers should be placed under municipal control. On February 3, 2021, the Governor issued a press release announcing that he directed the NYSDPS Special Counsel to commence and lead a municipalization feasibility study (the “Study”). The Study was released on March 29, 2021 finding that municipalization was feasible and in the public interest. The Study focused primarily on the imminent need for tax relief for the Company’s New York subsidiary’s customers and included recommendations to eliminate the Special Franchise Tax and create a new public authority to potentially acquire all or a portion of the system. Despite the Study’s findings, the legislative session ended without passage of legislation to eliminate the Special Franchise Tax. However, the New York State Senate and New York State Assembly passed legislation creating the North Shore Water Authority (“NSWA”) and the South Shore Water Authority (“SSWA”). The NSWA relates to a small portion of the New York subsidiary’s service area (about 4,700 customers) while the SSWA relates to the largest portion of its service territory (about 120,000 customers). Both bills must be delivered to and signed by the Governor before they can become law. The Company’s New York subsidiary continues to work constructively with the NYSDPS, including through ongoing settlement discussions held in April and July 2021 among all parties to the proceeding, and to take all actions necessary to facilitate the completion of the Stock Purchase. Subject to satisfying or waiving the various conditions to closing, and assuming no prior termination of the Stock Purchase Agreement by Liberty as described above, the Company remains confident that the Stock Purchase will be completed.
The assets and related liabilities of the Company’s New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of June 30, 2021. See Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Operational Excellence
The Company’s adjusted regulated O&M efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 33.9% for the twelve months ended June 30, 2021, as compared to 34.3% for the twelve months ended June 30, 2020. The improvement in this ratio reflects the continued focus on operating costs, as well as an increase in operating revenues for the Regulated Businesses.
The Company’s adjusted regulated O&M efficiency ratio is a non-GAAP measure, and is defined by the Company as its operation and maintenance expenses from the Regulated Businesses, divided by the operating revenues from the Regulated Businesses, where both operation and maintenance expenses and operating revenues were adjusted to eliminate purchased water expense. Operating revenues were further adjusted to exclude reductions for the amortization of excess accumulated deferred income taxes. Also excluded from operation and maintenance expenses is the allocable portion of non-O&M support services costs, mainly depreciation and general taxes, which is reflected in the Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, is categorized within other line items in the accompanying Consolidated Statements of Operations. The items discussed above were excluded from the O&M efficiency ratio calculation as they are not reflective of management’s ability to increase the efficiency of the Regulated Businesses.
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

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended June 30,
(Dollars in millions)	2021	2020
Total operation and maintenance expenses	$1,698	$1,581
Less:
Operation and maintenance expenses—Market-Based Businesses	422	384
Operation and maintenance expenses—Other	(30)	(17)
Total operation and maintenance expenses—Regulated Businesses	1,306	1,214
Less:
Regulated purchased water expenses	156	142
Allocation of non-operation and maintenance expenses	45	30
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,105	$1,042

Total operating revenues	$3,890	$3,690
Less:
Operating revenues—Market-Based Businesses	562	533
Operating revenues—Other	(16)	(20)
Total operating revenues—Regulated Businesses	3,344	3,177
Less:
Regulated purchased water revenues (a)	156	142
Revenue reductions for the amortization of excess accumulated deferred income taxes	(69)	—
Adjusted operating revenues—Regulated Businesses (ii)	$3,257	$3,035

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	33.9%	34.3%
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

Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of excess accumulated deferred income tax (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the current period:

(In millions)	During the Three Months Ended June 30,		During the Six Months Ended June 30,
	2021	2020	2021	2020
General rate cases by state:
Missouri (effective May 28, 2021)	$22	$—	$22	$—
New York (a)	7	—	7	—
Pennsylvania (effective January 28, 2021)	—	—	70	—
Indiana (b)	—	13	—	13
California (c)	—	—	—	5
Total general rate cases	$29	$13	$99	$18

Infrastructure surcharges by state:
New Jersey (effective June 28, 2021, June 29, 2020 and January 1, 2020)	$14	$10	$14	$20
Indiana (effective March 17, 2021)	—	—	8	—
Pennsylvania (effective January 1, 2021, April 1, 2020 and January 1, 2020)	—	5	8	15
Illinois (effective January 1, 2021 and January 1, 2020)	—	—	7	7
West Virginia (effective January 1, 2021 and January 1, 2020)	—	—	5	3
Tennessee (d)	—	2	3	2
Missouri (effective June 27, 2020)	—	10	—	10
Total infrastructure surcharges	$14	$27	$45	$57
(a)The Company’s New York subsidiary implemented additional annualized revenues of $7 million on May 1, 2021. The increase was deferred with interest from April 1, 2020.
(b)The Company’s Indiana subsidiary filed for and, on May 4, 2020, received approval to implement a $13 million increase for the second rate year, effective May 1, 2020.
(c)The Company’s California subsidiary received approval for the third year (2020) step increase associated with its most recent general rate case authorization, effective January 1, 2020.
(d)The Company’s Tennessee subsidiary received approval for infrastructure surcharges for annualized incremental revenues of $3 million, effective January 1, 2021, and received approval on May 11, 2020 for infrastructure surcharges for annualized incremental revenues of $2 million, effective January 1, 2020.
On August 28, 2020, the Company’s Iowa subsidiary filed a general rate case requesting $3 million in annualized incremental revenues. An order was issued on June 28, 2021 authorizing an increase of $1 million. On July 9, 2021, the Company’s Iowa subsidiary filed a Motion for Clarification with respect to the required accelerated flow back of unprotected EADIT over a three-year period to recognize the increase to rate base and incremental revenues as the unprotected EADIT it amortized. The Company’s Iowa subsidiary filed tariffs consistent with the Motion for Clarification on July 16, 2021, and is awaiting a decision from the Iowa Utilities Board on the Motion for Clarification before new rates are implemented.
Effective July 1, 2021, the Company’s Kentucky subsidiary implemented infrastructure surcharges for annualized incremental revenues of $1 million.

On April 7, 2021, the Company’s Missouri subsidiary was authorized additional annualized revenues of $22 million, effective May 28, 2021, excluding agreed to reductions for EADIT as a result of the TCJA. The EADIT reduction in revenues is $25 million and is offset by a like reduction in income tax expense. The protected EADIT balance of $72 million is being returned to customers using the average rate assumption method (“ARAM”), and the unprotected EADIT balance of $74 million is being returned to customers over 10 years. The $25 million EADIT reduction includes both the protected and unprotected catch-up period EADIT of $13 million. The catch-up period of January 1, 2018 through May 31, 2021 covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over 2.5 years.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an Initial Decision (“ID”) with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rates of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s ID without modification. The Company’s New Jersey subsidiary is continuing to evaluate next steps, including grounds to move for reconsideration within the time permitted by law. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
On February 25, 2021, the Company’s Pennsylvania subsidiary was authorized additional annualized revenues of $90 million, effective January 28, 2021, excluding agreed to reductions for EADIT as a result of the TCJA, over two steps. The EADIT reduction in revenues is $19 million. The overall increase, net of TCJA reductions, is $71 million in revenues combined over two steps. The first step was effective January 28, 2021 in the amount of $70 million ($51 million including TCJA reductions) and the second step will be effective January 1, 2022 in the amount of $20 million. The protected EADIT balance of $200 million is being returned to customers using the ARAM, and the unprotected EADIT balance of $116 million is being returned to customers over 20 years. The $19 million annually includes both the protected and unprotected EADIT amortizations and a portion of catch-up period EADIT. A bill credit of $11 million annually for two years returns to customers the remainder of the EADIT catch-up period amortization. The catch-up period of January 1, 2018 through December 31, 2020 covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over two years.
Pending General Rate Case Filings
On April 30, 2021, the Company’s West Virginia subsidiary filed a general rate case requesting $32 million in annualized incremental revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. The proposed EADIT reduction in revenues is $1 million and the exclusion for infrastructure surcharges is $10 million.
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $29 million in annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100-day update for the same proceeding and updated the request to $27 million in annualized incremental revenues for 2021, and increases of $10 million in both the escalation year of 2022 and the attrition year of 2023, respectively. On September 10, 2020, the California Public Utilities Commission (the “CPUC”) approved the Company’s California subsidiary’s motion for interim rates, establishing a memorandum account to track the difference between interim and final rates adopted by the CPUC in this proceeding, which were effective on January 1, 2021. Following settlement discussions among all parties to the proceeding, on January 22, 2021 and January 25, 2021, the Company’s California subsidiary filed with the CPUC a comprehensive settlement entered into among the Company’s California subsidiary, the Public Advocates Office, and other intervenors. These settlement agreements resolved all matters in dispute among the parties to the settlements. These settlements, as well as resolution of issues raised by non-settling parties, are now before the CPUC for approval.
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
Pending Infrastructure Surcharge Filings
On June 30, 2021, the Company’s West Virginia subsidiary filed for an infrastructure surcharge requesting $3 million in additional annualized revenues.

On June 28, 2021, the Company’s Missouri subsidiary filed for an infrastructure surcharge requesting $7 million in additional annualized revenues.
Legislative Updates
During 2021, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of August 2, 2021:
•The Kentucky General Assembly adopted House Bill 465 relating to the acquisition of water and wastewater utilities. The legislation affirms a method in valuing water and wastewater systems above net book value and establishes a timeline of 60 days for Public Service Commission approval of an acquisition.
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
•New Jersey passed Lead Service Line Replacement Bill, Senate Bill 3398/Assembly Bill 5343, which provides for the replacement of lead service lines within 10 years of the effective date of the bill and authorizes cost recovery of customer-owned lead service lines as an O&M expense plus interest through a semi-annual surcharge.
During 2021, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of August 2, 2021:
•New Jersey passed Senate Bill 647/House Bill 4825 which strengthens the state’s existing Water Quality Accountability Act (“WQAA”) by requiring the Department of Environmental Protection to adopt regulations to implement the WQAA, enhancing asset management plans and reporting, upgrading cyber security standards and adding criminal penalties for falsifying reports. Legislation is awaiting the Governor’s signature.
•Illinois passed House Bill 414, Low Income Water & Sewer Financial Assistance Program, which authorizes the state’s Department of Commerce and Economic Opportunity to institute a water and sewer assistance program for customers of privately and publicly owned systems. The program is modeled off the existing energy supplemental state Low Income Home Energy Assistance Program. Legislation is awaiting the Governor’s signature.
•Missouri passed the Water and Sewer Infrastructure Act, Senate Bill 44/House Bill 397, to establish a new statewide surcharge mechanism program which covers replacement of aging water distribution and sewer collection infrastructure. This legislation broadens the eligible projects covered by the current Infrastructure System Replacement Surcharge mechanism and expands its applicability to projects across the state. Legislation has been signed by the Governor with an August 28, 2021 effective date.
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
In November 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. On June 12, 2020, the MPWMD issued a draft environmental impact report for the potential acquisition of the Monterey system assets and a related district boundary adjustment that would be required if the MPWMD were to acquire and operate certain of the Monterey system assets located outside the MPWMD’s boundaries. On September 15, 2020, the MPWMD gave notice of its intention to appraise the Monterey system assets and related property interests. On September 29, 2020, the Company’s California subsidiary declined to make the Monterey system assets and related property interests available for inspection or to comply with any of the other requests contained in the MPWMD’s notice. On October 7, 2020, the MPWMD issued a final environmental impact report (“FEIR”), and on November 4, 2020, the MPWMD certified the FEIR, which purports to analyze the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. On November 25, 2020, the Company’s California subsidiary filed a petition challenging this certification in court. A hearing on the matter is scheduled for August 30, 2021. See Item 3—Legal Proceedings—Challenge of Certification — Proposed Monterey System Final Environmental Impact Report in the Company’s Form 10-K, and Part II, Item 1—Legal Proceedings in this Form 10-Q.
On February 26, 2021, the MPWMD filed an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. On June 28, 2021, LAFCO’s board of directors voted to require a third-party independent financial study as to the feasibility of an acquisition by the MPWMD of the Monterey system assets. Approval by LAFCO is a precondition to the MPWMD’s ability to file an eminent domain proceeding against the Company’s California subsidiary to acquire the Monterey system assets. If the MPWMD were to make a final determination that an acquisition of the Monterey system assets is feasible, it would then need to file a multi-year eminent domain proceeding against the Company’s California subsidiary. In that proceeding, it would first need to establish its right to take the Monterey system assets. If such right is established, the amount of just compensation to be paid to the California subsidiary for such assets would then need to be determined. The MPWMD has stated that it anticipates filing such an eminent domain proceeding in late 2021 or early 2022.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. The parties have filed with the court updated valuation reports. A valuation trial has been scheduled for the week of October 25, 2021.
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

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)
Operating revenues	$999	$931	$1,887	$1,775
Operating expenses:
Operation and maintenance	431	391	850	774
Depreciation and amortization	158	152	315	297
General taxes	80	75	163	152
Total operating expenses, net	669	618	1,328	1,223
Operating income	330	313	559	552
Other income (expense):
Interest, net	(101)	(101)	(199)	(197)
Non-operating benefit costs, net	19	12	39	25
Other, net	3	8	7	11
Total other income (expense)	(79)	(81)	(153)	(161)
Income before income taxes	251	232	406	391
Provision for income taxes	44	56	66	91
Net income attributable to common shareholders	$207	$176	$340	$300
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
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)
Operating revenues	$857	$803	$1,612	$1,523
Operation and maintenance	325	299	645	597
Depreciation and amortization	151	144	298	279
General taxes	76	70	152	142
(Gain) on asset dispositions and purchases	—	(1)	—	(3)
Other income (expenses)	(49)	(56)	(97)	(110)
Income before income taxes	257	236	420	398
Provision for income taxes	42	58	70	98
Net income attributable to common shareholders	215	177	350	300

Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)
Water services:
Residential	$491	$474	$921	$873
Commercial	170	142	314	284
Fire service	37	36	74	73
Industrial	34	31	66	63
Public and other	63	62	116	118
Total water services	795	745	1,491	1,411
Wastewater services:
Residential	38	33	74	64
Commercial	9	9	18	17
Industrial	1	—	2	1
Public and other	4	4	8	7
Total wastewater services	52	46	102	89
Other (a)	10	12	19	23
Total operating revenues	$857	$803	$1,612	$1,523
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(Gallons in millions)
Billed water services volumes:
Residential	42,897	42,408	79,756	77,958
Commercial	18,680	15,798	34,578	32,878
Industrial	8,374	8,058	16,443	16,497
Fire service, public and other	12,544	11,085	23,407	22,631
Total billed water services volumes	82,495	77,349	154,184	149,964
For the three months ended June 30, 2021, operating revenues increased $54 million, primarily due to: (i) $53 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) $18 million increase in demand, primarily driven by (a) weather, including warmer and drier than normal weather in the second quarter of 2021 in the Northeast, and (b) lower demand in 2020 as a result of the COVID-19 pandemic; (iii) $8 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; and (iv) $24 million decrease in revenues due to the amortization of EADIT, which is generally offset with a reduction in income tax expense.
For the six months ended June 30, 2021, operating revenues increased $89 million, primarily due to: (i) $97 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) $20 million increase in demand, primarily driven by (a) weather, including warmer and drier than normal weather in the second quarter of 2021 in the Northeast, and (b) lower demand in 2020 as a result of the COVID-19 pandemic; (iii) $16 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; and (iv) $44 million decrease in revenues due to the amortization of EADIT, which is generally offset with a reduction in income tax expense.

Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)
Employee-related costs	$129	$119	$259	$244
Production costs	89	81	167	153
Operating supplies and services	58	54	115	110
Maintenance materials and supplies	23	19	47	38
Customer billing and accounting	15	13	32	27
Other	11	13	25	25
Total	$325	$299	$645	$597
For the three months ended June 30, 2021, operation and maintenance expense increased $26 million primarily due to (i) $10 million increase in employee-related costs primarily from higher headcount and related compensation expense in support of the growth in the business; (ii) $8 million increase in production costs primarily due to higher purchased water usage and costs across several subsidiaries; (iii) $4 million increase in operating supplies and services primarily due to higher fees related to contracted services; and (iv) $4 million increase in maintenance materials and supplies primarily due to timing of maintenance and tank painting projects in the Company’s New Jersey subsidiary.
For the six months ended June 30, 2021, operation and maintenance expense increased $48 million, primarily due to: (i) $15 million increase in employee-related costs primarily from higher headcount and related compensation expense in support of the growth in the business; (ii) $14 million increase in production costs primarily due to higher purchased water usage in the Company’s California subsidiary and increased fuel and power costs across several subsidiaries; (iii) $5 million increase in operating supplies and services primarily due to higher fees related to contracted services; (iv) $9 million increase in maintenance materials and supplies primarily due to timing of maintenance and tank painting projects in the Company’s New Jersey subsidiary; and (v) $5 million increase in customer billing and accounting primarily due to higher uncollectible costs.
Depreciation and Amortization
For the three and six months ended June 30, 2021, depreciation and amortization increased $7 million and $19 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
General Taxes
For the three and six months ended June 30, 2021, general taxes increased $6 million and $10 million, respectively, primarily due to increased capital investments, including acquisitions and an increase in the New Jersey Gross Receipts Tax.
Other Income (Expenses)
For the three and six months ended June 30, 2021, other income (expenses) increased $7 million and $13 million, primarily due to the reduction in the non-service cost components of pension and other postretirement benefits expense resulting from higher asset returns.
Provision for Income Taxes
For the three and six months ended June 30, 2021, the Regulated Businesses’ provision for income taxes decreased $16 million and $28 million, respectively. The Regulated Businesses’ effective income tax rate was 16.3% and 24.6% for the three months ended June 30, 2021 and 2020, respectively, and 16.7% and 24.6% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the Regulated Businesses’ effective income tax rate for the three and six months ended June 30, 2021 was primarily due to an increase in the amortization of EADIT resulting from the TCJA, pursuant to regulatory orders. The amortization of EADIT is generally offset with reductions in revenue.

Market-Based Businesses
Presented in the table below is information for the Market-Based Businesses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(In millions)
Operating revenues	$146	$132	$283	$260
Operation and maintenance	112	94	219	185
Depreciation and amortization	6	7	11	13
Income before income taxes	26	30	48	60
Provision for income taxes	6	8	12	16
Net income attributable to common shareholders	19	23	36	45
Operating Revenues
For the three and six months ended June 30, 2021, operating revenues increased $14 million and $23 million, respectively, primarily due to an increase in capital and O&M projects in the Military Services Group (“MSG”), across several of the Company’s military bases, primarily at the United States Military Academy at West Point, New York, Fort Leonard Wood and Joint Base San Antonio.
Operation and Maintenance
For the three months ended June 30, 2021, operation and maintenance expense increased $18 million, primarily due to (i) costs associated with MSG from increased capital upgrades as discussed above; and (ii) additional costs associated with an increase of claims in 2021 in HOS.
For the six months ended June 30, 2021, operation and maintenance expense increased $34 million primarily due to (i) costs associated with MSG from increased capital upgrades as discussed above; and (ii) additional costs associated with an increase of claims in 2021 in HOS, including from extreme cold weather across the country during the first quarter of 2021, primarily in Texas and Illinois.
Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets, and, if and to the extent necessary, borrowings under AWCC’s revolving credit facility, and, in the future, issuances of equity. The Company’s revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.10 billion. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. The weighted-average interest rate on AWCC’s outstanding short-term borrowings, including $500 million of outstanding principal on the Term Loan Facility (as defined below) as of December 31, 2020, was approximately 0.13% and 0.53% at June 30, 2021 and December 31, 2020, respectively.
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

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(606)	(76)	(682)
Remaining availability as of June 30, 2021	$1,494	$74	$1,568
(a)Total remaining availability of $1.57 billion as of June 30, 2021 may be accessed through revolver draws.

	As of December 31, 2020
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2020	$1,314	$74	$1,388
(a)Total remaining availability of $1.39 billion as of December 31, 2020 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2021 and December 31, 2020, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of June 30, 2021	$70	$1,568	$1,638
Available liquidity as of December 31, 2020	$547	$1,388	$1,935
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
On May 10, 2021, AWCC completed a $1.1 billion debt offering, which included the sale of $550 million aggregate principal amount of its 2.30% senior notes due 2031 and $550 million aggregate principal amount of its 3.25% senior notes due 2051. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $1,086 million. AWCC used the net proceeds of this offering: (i) to lend funds to parent company and its regulated subsidiaries; (ii) to prepay $251 million aggregate principal amount of AWCC’s outstanding 5.77% Series D Senior Notes due December 21, 2021 (the “Series D Notes”) and $76 million aggregate principal amount of AWCC’s outstanding 6.55% Series H Senior Notes due May 15, 2023 (the “Series H Notes,” and together with the Series D Notes, the “Series Notes”); (iii) to repay AWCC’s commercial paper obligations; and (iv) for general corporate purposes. After the prepayments described above, none of the Series D Notes, and approximately $14 million aggregate principal amount of the Series H Notes, remain outstanding. As a result of AWCC’s prepayment of the Series Notes, a make-whole premium of $15 million was paid to the holders thereof on June 14, 2021. Substantially all of the early debt extinguishment costs were allocable to the Company’s utility subsidiaries and recorded as regulatory assets, as the Company believes they are probable of recovery in future rates.

On May 6, 2021, the Company entered into two 10-year treasury lock agreements, with notional amounts of $125 million and $150 million, to reduce interest rate exposure on debt, which was subsequently issued on May 10, 2021. These treasury lock agreements had an average fixed rate of 1.58%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. On May 10, 2021, the Company terminated these two treasury lock agreements with an aggregate notional amount of $275 million, realizing a net gain of less than $1 million, to be amortized through interest, net over a 10-year period, in accordance with the terms of the $1.1 billion new debt issued on May 10, 2021. No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2021 and 2020.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Six Months Ended June 30,
	2021	2020
(In millions)
Net income	$340	$300
Add (less):
Depreciation and amortization	315	297
Deferred income taxes and amortization of investment tax credits	64	96
Other non-cash activities (a)	(45)	(30)
Changes in working capital (b)	(136)	(104)
Settlement of cash flow hedges	—	(6)
Pension and postretirement healthcare contributions	(18)	(22)
Net cash flows provided by operating activities	$520	$531
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
For the six months ended June 30, 2021, cash flows provided by operating activities decreased $11 million, due to a decrease in deferred income taxes and amortization of investment tax credits primarily driven by an increase in the amortization of EADIT and an increase in changes in working capital partially offset by an increase in net income.
Cash Flows Used in Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Six Months Ended June 30,
	2021	2020
(In millions)
Net capital expenditures	$(752)	$(870)
Acquisitions	(39)	(40)
Other investing activities, net (a)	(43)	(48)
Net cash flows used in investing activities	$(834)	$(958)
(a)Includes removal costs from property, plant and equipment retirements and proceeds from sale of assets.
For the six months ended June 30, 2021, cash used in investing activities decreased $124 million, primarily due to the timing of payments for capital expenditures. The Company plans to invest approximately $1.9 billion across its footprint in 2021.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by financing activities:

	For the Six Months Ended June 30,
	2021	2020
(In millions)
Proceeds from long-term debt	$1,102	$1,163
Repayments of long-term debt	(364)	(166)
(Repayments of) proceeds from term loan	(500)	500
Net proceeds from (repayments of) short-term borrowings	(176)	(367)
Debt issuance costs and make-whole premium on early debt redemption	(26)	(12)
Dividends paid	(209)	(190)
Other financing activities, net (a)	15	13
Net cash flows (used in) provided by financing activities	$(158)	$941
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the six months ended June 30, 2021, cash flows provided by financing activities decreased $1,099 million, primarily due to the $500 million borrowed under the Term Loan Facility during the first quarter of 2020 which was repaid in full at maturity in 2021 and an increase in repayments of long-term debt due to the prepayment of $327 million in aggregate principal amount of AWCC’s outstanding senior notes during the second quarter of 2021, partially offset by lower net repayments of commercial paper borrowings.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On June 30, 2021, the Company’s ratio was 0.62 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of August 2, 2021 as issued by the following rating agencies:

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
The Company had no significant derivative instruments outstanding as of June 30, 2021.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K.
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with SWRCB Orders to Reduce Carmel River Diversions
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Beginning in January 2022, Cal Am expects to be able to comply with the diversion reduction requirement schedule contained in the 2016 Order, but continued compliance with the diversion reduction requirements for 2023 and future years will depend on successful development of alternate water supply sources sufficient to meet customer demand. The 2009 Order and the 2016 Order remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, attempts to comply with the 2009 Order and the 2016 Order in the future may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.
Monterey Peninsula Water Supply Project
Coastal Development Permit Application
In March 2021, Cal Am provided responses to the Coastal Commission’s notice of incomplete application. On June 18, 2021, the Coastal Commission responded, acknowledging the responses and requesting certain additional information before the application could be considered complete. The original jurisdiction application remains pending.
Desalination Plant Development Permit
On May 25, 2021, Cal Am filed a notice of appeal as to the Monterey County Superior Court’s January 21, 2021 decision granting in part and denying in part MCWD’s petition that challenged Monterey County’s approval of Cal Am’s combined development permit application. The notice of appeal seeks to challenge the court’s decision on Monterey County’s statement of overriding considerations. Monterey County filed a notice of appeal as to the same issue on May 26, 2021. On June 22, 2021, MCWD filed cross-appeals on its claims that had been denied by the court.
Challenge of Certification — Proposed Monterey System Acquisition Final Environmental Impact Report
On November 25, 2020, the Company’s California subsidiary filed a petition for writ of mandate in Monterey County Superior Court challenging certification of the issuance of a FEIR by MPWMD for the potential acquisition of the Monterey system assets. A hearing on the matter is scheduled for August 30, 2021.
Dunbar, West Virginia Water Main Break Class Action Litigation
On remand of this case to the Circuit Court for further consideration in light of a recent Supreme Court of Appeals decision issued in another case relating to the class certification issued raised, a briefing schedule has been set and, following briefing by all parties, oral argument on the issue of class certification was heard on July 16, 2021. This matter remains pending.
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
The Company did not repurchase shares of common stock during the three months ended June 30, 2021. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2021, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Adoption of Change of Control Severance Policy
On July 27, 2021, the Executive Development and Compensation Committee (the “Committee”) of the Board of Directors of parent company (the “Board”), in consultation with the Committee’s independent compensation consultant, approved the adoption of a Change of Control Severance Policy (the “Policy”). The Policy provides, subject to certain conditions and limitations, benefits to each of parent company’s officers as defined under rules promulgated under Section 16 of the Exchange Act (each, a “Covered Executive”) in the event of an involuntary termination of the Covered Executive’s employment with the Company without “cause” or if the Covered Executive resigns from employment for “good reason” and within 24 months after the consummation of a “change of control” (each as defined in the Policy) of parent company (a “Covered Termination”). The benefits and payments provided under the Policy are designed to replace and enhance existing benefits payable under the Company’s Executive Severance Policy with respect to a Covered Termination of a Covered Executive following a change of control; however, the Executive Severance Policy remains in effect for employees covered by that policy with respect to an involuntary termination of employment without cause other than following a change of control. In accordance with the Committee’s charter, the Policy was also approved by the independent members of the Board on July 28, 2021.
The Policy provides that, in the event of a Covered Termination, the Chief Executive Officer and each other Covered Executive would be eligible to receive three times and two times, respectively, the sum of (1) such Covered Executive’s annual base salary on the termination date of employment (the “Termination Date”) and (2) the greater of the last annual award paid to the Covered Executive under the Company’s Annual Performance Plan (the “APP”) or the average of the last three such annual APP awards. A Covered Executive will also receive Company-paid COBRA coverage for health, dental and vision benefits for the maximum statutory period, and benefits under any applicable nonqualified deferred compensation plan will be deemed to be fully vested. A Covered Executive will continue to be eligible to participate for six months in the Company’s Employee Assistance Plan and will receive up to 12 months of outplacement services. The Policy also provides that, in the event of a Covered Termination, a Covered Executive would be entitled to receive unpaid base salary due for periods prior to the Termination Date, all of the Covered Executive’s accrued and unused vacation through the Termination Date, and reimbursement of all properly documented reasonable and necessary expenses incurred in connection with employment prior to the Termination Date.

The Policy is deemed to be a plan of the Company covered by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Policy includes a process to appeal the denial of benefits under ERISA. The Company will not gross up any payments under the Policy for excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to a change of control. If the total of lump sum severance payments under the Policy would exceed limits defined in Section 280G of the Code and would result in the imposition of an excise tax under Section 4999 of the Code, the Covered Executive’s benefits will be determined based on a “best net benefit” provision. Compensation payable under the Policy is intended to comply with Section 409A of the Code. Before receiving any severance benefits under the Policy, a Covered Executive will be required to execute a severance agreement and general release waiving any claims against the Company and agreeing to restrictive covenants addressing confidentiality, non-solicitation and non-competition.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
#2.1.1
Stock Purchase Agreement, dated November 20, 2019, by and among American Water Works Company, Inc., New York American Water Company, Inc. and Liberty Utilities Co. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed November 20, 2019).

2.1.2
Letter Agreement, dated June 29, 2021, by and among the Company, the Company’s New York subsidiary, and Liberty Utilities (Eastern Water Holdings) Corp. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed June 29, 2021).

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

4.2
Officers’ Certificate of American Water Capital Corp., dated May 14, 2021, establishing the terms and authorizing the issuance of the 2.300% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 14, 2021).

4.3
Officers’ Certificate of American Water Capital Corp., dated May 14, 2021, establishing the terms and authorizing the issuance of the 3.250% Senior Notes due 2051 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 14, 2021).

*10.1	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Stock Unit Grant Form for Non-Employee Directors.
*10.2	American Water Works Company, Inc. Executive Severance Policy, as amended and restated as of July 27, 2021.
*10.3	American Water Works Company, Inc. Change of Control Severance Policy, dated as of July 27, 2021.
*31.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of Walter J. Lynch, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of M. Susan Hardwick, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
#    Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish the omitted schedules and exhibits to the SEC upon request.
*    Filed herewith.

**    Furnished herewith
The Stock Purchase Agreement filed as Exhibit 2.1.1 hereto has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Stock Purchase Agreement (i) were made by the parties thereto only for purposes of that agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the Stock Purchase Agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Stock Purchase Agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the Stock Purchase Agreement instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August, 2021.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ WALTER J. LYNCH
Walter J. Lynch President and Chief Executive Officer (Principal Executive Officer)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)