Form 10-Q
period 2021-09-30
American Water Works Company, Inc.
filed 2021-11-02
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 27, 2021
Common Stock, par value $0.01 per share	181,537,748

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to the “parent company” mean American Water Works Company, Inc., without its subsidiaries.
i

FORWARD-LOOKING STATEMENTS
Statements included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity; the ability to complete the announced sales of the Company’s New York subsidiary and its Homeowner Services Group (“HOS”) (including the ability to obtain required regulatory approvals and required consents), the accounting, financial and other impacts of each of these transactions (including impacts on the Company’s current and short- and long-term expectations, guidance and plans with respect to its current and future debt and equity capital needs, capital expenditures, dividends, earnings, earnings per share, growth, future regulatory outcomes, rate base growth, and other financial and operational plans), the amount and timing of proceeds anticipated to be received therefrom, and the ability to achieve the Company’s regulatory and other strategies, benefits, plans and goals related to the transactions; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River and to comply with certain regulatory orders and interpretations thereof with respect to such diversions; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the ability to execute its current and long-term business, operational and capital expenditures strategies; its ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets; the outcome and impact on the Company of governmental and regulatory investigations and proceedings and related potential fines, penalties and other sanctions; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the impacts to the Company of the pandemic health event resulting from COVID-19; the ability to capitalize on existing or future utility privatization opportunities; trends in the industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•risks and uncertainties associated with the Company’s potential sale of HOS, including:
•the ability to obtain the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”)), and other required consents, and to make timely all required closing deliveries;
•closing and post-closing adjustments to the consideration to be received in the transaction, as well as the tax impacts thereof;
•the Company’s ability to receive any contingent consideration provided for in the transaction, as well as amounts due, payable and owing to the Company from time to time under the seller note to be issued pursuant thereto;
•the ability to redeploy successfully and timely the net proceeds of the transaction into the Company’s Regulated Businesses;
•unexpected costs, liabilities or delays associated with this transaction; and
•regulatory, legislative, local or municipal actions affecting the home warranty services and the water and wastewater industries;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Property, plant and equipment	$26,877	$25,614
Accumulated depreciation	(6,292)	(5,904)
Property, plant and equipment, net	20,585	19,710
Current assets:
Cash and cash equivalents	70	547
Restricted funds	30	29
Accounts receivable, net of allowance for uncollectible accounts of $76 and $60, respectively	348	321
Unbilled revenues	249	206
Materials and supplies	53	47
Assets held for sale	678	629
Other	162	127
Total current assets	1,590	1,906
Regulatory and other long-term assets:
Regulatory assets	1,128	1,127
Operating lease right-of-use assets	95	95
Goodwill	1,511	1,504
Postretirement benefit assets	175	173
Intangible assets	47	55
Other	202	196
Total regulatory and other long-term assets	3,158	3,150
Total assets	$25,333	$24,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 186,795,975 and 186,466,707 shares issued, respectively)	$2	$2
Paid-in-capital	6,772	6,747
Retained earnings	500	102
Accumulated other comprehensive loss	(45)	(49)
Treasury stock, at cost (5,260,279 and 5,168,215 shares, respectively)	(363)	(348)
Total common shareholders' equity	6,866	6,454
Long-term debt	10,349	9,329
Redeemable preferred stock at redemption value	3	4
Total long-term debt	10,352	9,333
Total capitalization	17,218	15,787
Current liabilities:
Short-term debt	684	1,282
Current portion of long-term debt	48	329
Accounts payable	175	189
Accrued liabilities	520	591
Accrued taxes	73	50
Accrued interest	103	88
Liabilities related to assets held for sale	78	137
Other	163	215
Total current liabilities	1,844	2,881
Regulatory and other long-term liabilities:
Advances for construction	284	270
Deferred income taxes and investment tax credits	2,285	2,113
Regulatory liabilities	1,660	1,770
Operating lease liabilities	81	81
Accrued pension expense	346	388
Other	180	83
Total regulatory and other long-term liabilities	4,836	4,705
Contributions in aid of construction	1,435	1,393
Commitments and contingencies (See Note 12)
Total capitalization and liabilities	$25,333	$24,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues	$1,092	$1,079	$2,979	$2,854
Operating expenses:
Operation and maintenance	436	419	1,286	1,193
Depreciation and amortization	161	154	476	451
General taxes	78	73	241	225
Total operating expenses, net	675	646	2,003	1,869
Operating income	417	433	976	985
Other income (expense):
Interest, net	(101)	(99)	(300)	(296)
Non-operating benefit costs, net	20	12	59	37
Other, net	4	6	11	17
Total other (expense) income	(77)	(81)	(230)	(242)
Income before income taxes	340	352	746	743
Provision for income taxes	62	88	128	179
Net income attributable to common shareholders	$278	$264	$618	$564

Basic earnings per share: (a)
Net income attributable to common shareholders	$1.53	$1.46	$3.40	$3.11
Diluted earnings per share: (a)
Net income attributable to common shareholders	$1.53	$1.46	$3.40	$3.11
Weighted-average common shares outstanding:
Basic	182	181	182	181
Diluted	182	182	182	181
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$278	$264	$618	$564
Other comprehensive income (loss), net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 and $1 for the three months ended September 30, 2021 and 2020, respectively and $1 and $1 for the nine months ended September 30, 2021 and 2020, respectively	1	1	3	2
Unrealized gain (loss) on cash flow hedges, net of tax of $0 and $0 for the three months ended September 30, 2021 and 2020, respectively and $0 and $(1) for the nine months ended September 30, 2021 and 2020, respectively	—	—	1	(4)
Net other comprehensive income (loss)	1	1	4	(2)
Comprehensive income attributable to common shareholders	$279	$265	$622	$562
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$618	$564
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	476	451
Deferred income taxes and amortization of investment tax credits	121	174
Provision for losses on accounts receivable	28	22
Pension and non-pension postretirement benefits	(31)	(10)
Other non-cash, net	(34)	(37)
Changes in assets and liabilities:
Receivables and unbilled revenues	(103)	(121)
Pension and postretirement benefit contributions	(31)	(31)
Accounts payable and accrued liabilities	28	(17)
Other assets and liabilities, net	(43)	(7)
Net cash provided by operating activities	1,029	988
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,205)	(1,314)
Acquisitions, net of cash acquired	(78)	(59)
Proceeds from sale of assets	—	2
Removal costs from property, plant and equipment retirements, net	(70)	(75)
Net cash used in investing activities	(1,353)	(1,446)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,113	1,250
Repayments of long-term debt	(370)	(266)
(Repayments of) proceeds from term loan	(500)	500
Net short-term borrowings with maturities less than three months	(97)	(242)
Proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $15 and $17 for the nine months ended September 30, 2021 and 2020, respectively	(4)	6
Advances and contributions for construction, net of refunds of $17 and $20 for the nine months ended September 30, 2021 and 2020, respectively	50	20
Debt issuance costs and make-whole premium on early debt redemption	(26)	(12)
Dividends paid	(318)	(290)
Net cash (used in) provided by financing activities	(152)	966
Net (decrease) increase in cash, cash equivalents and restricted funds	(476)	508
Cash, cash equivalents and restricted funds at beginning of period	576	91
Cash, cash equivalents and restricted funds at end of period	$100	$599
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$238	$236
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2020	186.5	$2	$6,747	$102	$(49)	(5.2)	$(348)	$6,454
Net income attributable to common shareholders	—	—	—	133	—	—	—	133
Common stock issuances (a)	0.2	—	10	—	—	(0.1)	(15)	(5)
Net other comprehensive loss	—	—	—	—	1	—	—	1
Balance as of March 31, 2021	186.7	$2	$6,757	$235	$(48)	(5.3)	$(363)	$6,583
Net income attributable to common shareholders	—	—	—	207	—	—	—	207
Common stock issuances (a)	0.1	—	8	—	—	—	—	8
Net other comprehensive loss	—	—	—	—	2	—	—	2
Dividends ($0.6025 declared per common share)	—	—	—	(110)	—	—	—	(110)
Balance as of June 30, 2021	186.8	$2	$6,765	$332	$(46)	(5.3)	$(363)	$6,690
Net income attributable to common shareholders	—	—	—	278	—	—	—	278
Common stock issuances (a)	—	—	7	—	—	—	—	7
Net other comprehensive loss	—	—	—	—	1	—	—	1
Dividends ($0.6025 declared per common share)	—	—	—	(110)	—	—	—	(110)
Balance as of September 30, 2021	186.8	$2	$6,772	$500	$(45)	(5.3)	$(363)	$6,866
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2019	185.9	$2	$6,700	$(207)	$(36)	(5.1)	$(338)	$6,121
Net income attributable to common shareholders	—	—	—	124	—	—	—	124
Common stock issuances (a)	0.3	—	13	—	—	(0.1)	(10)	3
Net other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Balance as of March 31, 2020	186.2	$2	$6,713	$(83)	$(41)	(5.2)	$(348)	$6,243
Net income attributable to common shareholders	—	—	—	176	—	—	—	176
Common stock issuances (a)	0.2	—	17	—	—	—	—	17
Net other comprehensive loss	—	—	—	—	2	—	—	2
Dividends ($0.55 declared per common share)	—	—	—	(100)	—	—	—	(100)
Balance as of June 30, 2020	186.4	$2	$6,730	$(7)	$(39)	(5.2)	$(348)	$6,338
Net income attributable to common shareholders	—	—	—	264	—	—	—	264
Common stock issuances (a)	—	—	9	—	—	—	—	9
Net other comprehensive loss	—	—	—	—	1	—	—	1
Dividends ($0.55 declared per common share)	—	—	—	(100)	—	—	—	(100)
Balance as of September 30, 2020	186.4	$2	$6,739	$157	$(38)	(5.2)	$(348)	$6,512
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2021, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2021:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Provided optional guidance for a limited time to ease the potential accounting burden associated with the transition from London Interbank Offered Rate (“LIBOR”). The guidance contains optional expedients and exceptions for contract modifications, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued. The expedients elected must be applied for all eligible contracts or transactions, with the exception of hedging relationships, which can be applied on an individual basis.	March 12, 2020 through December 31, 2022	Prospective for contract modifications and hedging relationships; applied as of January 1, 2020.	The standard did not have a material impact on the Consolidated Financial Statements.
Simplifying the Accounting for Income Taxes	The guidance removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.	January 1, 2021	Modified retrospective for amendments related to changes in ownership of a foreign subsidiary or equity method investment; modified retrospective or retrospective for amendments related to taxes partially based on income; prospective for all other amendments.	The standard did not have a material impact on the Consolidated Financial Statements.

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of September 30, 2021:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	Simplification of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in fewer embedded conversion features being separately recognized from the host contract. Earnings per share (“EPS”) calculations have been simplified for certain instruments.	January 1, 2022; early adoption is not permitted before fiscal years beginning after December 15, 2020	Either modified retrospective or fully retrospective.	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
Enhances the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer.
		January 1, 2023; early adoption permitted	Prospective to business combinations occurring on or after the effective date of the amendments	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended September 30:

	2021	2020
Cash and cash equivalents (a)	$70	$560
Restricted funds	30	39
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$100	$599
(a)The majority of the change in the cash and cash equivalents balance is due to the repayment, at maturity, of the $500 million in outstanding principal under the Term Loan Facility (as defined below). See Note 9—Short-Term Debt for additional information.
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding. An increase in the allowance for uncollectible accounts for the period ending September 30, 2021 reflects the impacts from the COVID-19 pandemic, including an increase in uncollectible accounts expense and a reduction in amounts written off due to shutoff moratoria in place in certain of the Company’s subsidiaries.

Presented in the table below are the changes in the allowance for uncollectible accounts for the nine months ended September 30:

	2021	2020
Balance as of January 1	$(60)	$(41)
Amounts charged to expense	(28)	(22)
Amounts written off	7	9
Less: Allowance for uncollectible accounts included in assets held for sale (a)	5	2
Balance as of September 30	$(76)	$(52)
(a)This portion of the allowance for uncollectible accounts is related to the pending transactions contemplated by the Stock Purchase Agreement among the Company, the Company’s New York subsidiary and Liberty (as defined below), and is included in assets held for sale on the Consolidated Balance Sheets. See Note 6—Acquisitions and Divestitures for additional information.
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
As of November 2, 2021, American Water has commission orders authorizing deferred accounting or cost recovery for COVID-19 financial impacts in 11 of 14 jurisdictions, with proceedings in New York and Tennessee pending. One jurisdiction, Kentucky, issued an order denying a request to defer to a regulatory asset the financial impacts related to the COVID-19 pandemic. Other regulatory actions to date are presented in the table below:

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
The Company’s Pennsylvania subsidiary filed for a request with the Pennsylvania Public Utility Commission (the “PaPUC”) to defer as a regulatory asset all identified COVID-19 financial impacts. On September 15, 2021, the PaPUC issued an order approving the request to defer, with carrying costs, incremental uncollectible expense and other incremental costs net of savings attributed to the COVID-19 pandemic. The PaPUC order denied the request to include lost revenues attributed to the waiver of late fees and reconnect fees and expenses associated with additional interest costs. Additionally, the PaPUC order approved the request to allow for the continuation of the deferral of financial impacts, rejecting proposals from the intervening parties to define an end date to the deferral in 2021. As a result of the order discussed above, the Company recorded a net $7 million reduction to its regulatory assets and corresponding impacts to revenue, interest expense and uncollectible expense during the third quarter of 2021. The Company continues to evaluate options within its next base rate case to address these denied items and the resulting financial impact.

On July 28, 2021, the Company’s Tennessee subsidiary filed a stipulation and settlement agreement with the Consumer Advocate Unit in the Financial Division of the Office of the Tennessee Attorney General, which reflected agreement on the deferral of COVID-19-related financial impacts through April 30, 2021. On August 9, 2021, the Tennessee Public Utility Commission denied the stipulation and settlement agreement and moved to address the Company’s Tennessee subsidiary’s petition to defer the COVID-19 financial impacts in a future hearing. On August 26, 2021, the Company’s Tennessee subsidiary filed a motion to withdraw its pending petition, preserving its right to seek recovery of the COVID-19 financial impacts in a future proceeding.
Consistent with these regulatory orders, the Company has recorded $39 million in regulatory assets and $6 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of September 30, 2021.
As of November 2, 2021, three states continue moratoria on the suspension of service disconnections due to non-payment. The moratoria on disconnects have expired in 11 states.
Note 4: Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of excess accumulated deferred income tax (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the current period:

	During the Three Months Ended September 30,		During the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
General rate cases by state:
Missouri (effective May 28, 2021)	$—	$—	$22	$—
New York (effective May 1, 2021)	—	—	7	—
Pennsylvania (effective January 28, 2021)	—	—	70	—
Indiana (effective May 1, 2020)	—	—	—	13
California (effective January 1, 2020)	—	—	—	5
Total general rate cases	$—	$—	$99	$18

Infrastructure surcharges by state:
Kentucky (effective July 1, 2021 and July 1, 2020)	$1	$1	$1	$1
New Jersey (effective June 28, 2021, June 29, 2020 and January 1, 2020)	—	—	14	20
Indiana (effective March 17, 2021)	—	—	8	—
Pennsylvania (effective January 1, 2021, July 1, 2020, April 1, 2020 and January 1, 2020)	—	4	8	19
Illinois (effective January 1, 2021 and January 1, 2020)	—	—	7	7
West Virginia (effective January 1, 2021 and January 1, 2020)	—	—	5	3
Tennessee (effective January 1, 2021 and January 1, 2020)	—	—	3	2
Missouri (effective June 27, 2020)	—	—	—	10
Total infrastructure surcharges	$1	$5	$46	$62
Effective October 7, 2021, the Company’s Missouri subsidiary implemented infrastructure surcharges for annualized incremental revenues of $7 million.

On August 28, 2020, the Company’s Iowa subsidiary filed a general rate case requesting $3 million in annualized incremental revenues. An order was issued on June 28, 2021 authorizing an increase of $1 million. On July 9, 2021, the Company’s Iowa subsidiary filed a Motion for Clarification with respect to the required accelerated flow back of unprotected EADIT over a three-year period to recognize the increase to rate base and incremental revenues as the unprotected EADIT is amortized. On September 21, 2021, that motion was denied. The Company’s Iowa subsidiary filed tariffs consistent with the order on September 23, 2021. Effective October 11, 2021, the Iowa Utilities Board approved the tariffs and implemented the new rates.
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
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. A scheduling order was issued on October 18, 2021 establishing a briefing schedule through January 2022. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
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
Pending General Rate Case Filings
On August 18, 2021, the Company’s Hawaii subsidiary filed a general rate case requesting $2 million in additional annualized revenues.
On April 30, 2021, the Company’s West Virginia subsidiary filed a general rate case requesting $32 million in annualized incremental revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. The proposed EADIT reduction in revenues is $1 million and the exclusion for infrastructure surcharges is $10 million. Intervenor testimony was received on September 20, 2021. The Company’s rebuttal testimony was filed on October 5, 2021. Hearings are scheduled to start November 3, 2021.

On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $29 million in annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100-day update for the same proceeding and updated the request to $27 million in annualized incremental revenues for 2021, and increases of $10 million in both the escalation year of 2022 and the attrition year of 2023, respectively. On September 10, 2020, the California Public Utilities Commission (the “CPUC”) approved the Company’s California subsidiary’s motion for interim rates, establishing a memorandum account to track the difference between interim and final rates adopted by the CPUC in this proceeding, which were effective on January 1, 2021. Following settlement discussions among all parties to the proceeding, on January 22, 2021, January 25, 2021, and February 11, 2021, the Company’s California subsidiary filed with the CPUC comprehensive settlements entered into among the Company’s California subsidiary, the Public Advocates Office, and other intervenors. These settlement agreements resolved all matters in dispute among the parties to the settlements, with the exception of a few disputed items between the Company’s California subsidiary and the Monterey Peninsula Water Management District (the “MPWMD”). On October 19, 2021, the CPUC issued a proposed decision in the general rate case proceeding for rates effective January 1, 2021. With minor exceptions, the proposed decision would adopt the comprehensive settlements reached with the Public Advocates Office, and other intervenors. Comments on the proposed decision are due November 8, 2021 and reply comments are due November 15, 2021. The earliest the decision could be adopted is November 18, 2021 at the CPUC’s voting meeting. The Company expects a final decision by December 31, 2021.
On January 5, 2021, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain the authorized cost of capital through 2022. On February 22, 2021, the CPUC denied the request to further delay the cost of capital filing. The Company’s California subsidiary submitted its cost of capital application on May 3, 2021. Once approved by the CPUC, the new authorized cost of capital will be effective January 1, 2022.
Pending Infrastructure Surcharge Filings
On September 3, 2021, the Company’s Missouri subsidiary filed for an infrastructure surcharge requesting $11 million in additional annualized revenues.
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

Presented in the table below are operating revenues disaggregated for the three months ended September 30, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$545	$—	$545
Commercial	197	—	197
Fire service	38	—	38
Industrial	39	—	39
Public and other	72	—	72
Total water services	891	—	891
Wastewater services:
Residential	38	—	38
Commercial	10	—	10
Industrial	1	—	1
Public and other	4	—	4
Total wastewater services	53	—	53
Miscellaneous utility charges	2	—	2
Alternative revenue programs	—	(4)	(4)
Lease contract revenue	—	2	2
Total Regulated Businesses	946	(2)	944
Market-Based Businesses	152	—	152
Other	(4)	—	(4)
Total operating revenues	$1,094	$(2)	$1,092
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the nine months ended September 30, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,466	$—	$1,466
Commercial	511	—	511
Fire service	112	—	112
Industrial	105	—	105
Public and other	172	—	172
Total water services	2,366	—	2,366
Wastewater services:
Residential	112	—	112
Commercial	28	—	28
Industrial	3	—	3
Public and other	12	—	12
Total wastewater services	155	—	155
Miscellaneous utility charges	18	—	18
Alternative revenue programs	—	12	12
Lease contract revenue	—	5	5
Total Regulated Businesses	2,539	17	2,556
Market-Based Businesses	435	—	435
Other	(11)	(1)	(12)
Total operating revenues	$2,963	$16	$2,979
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
Contract assets of $68 million and $39 million are included in unbilled revenues on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. Contract assets of $27 million and $13 million are included in unbilled revenues on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. There were $60 million of contract assets added during the nine months ended September 30, 2021, and $31 million of contract assets were transferred to accounts receivable during the same period. There were $43 million of contract assets added during the nine months ended September 30, 2020, and $29 million of contract assets were transferred to accounts receivable during the same period.
Contract liabilities of $39 million and $35 million are included in other current liabilities on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities of $36 million and $27 million are included in other current liabilities on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. There were $141 million of contract liabilities added during the nine months ended September 30, 2021, and $137 million of contract liabilities were recognized as revenue during the same period. There were $91 million of contract liabilities added during the nine months ended September 30, 2020, and $82 million of contract liabilities were recognized as revenue during the same period.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of September 30, 2021, the Company’s O&M and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2071 and have RPOs of $6.4 billion as of September 30, 2021, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2022 and 2038 and have RPOs of $603 million as of September 30, 2021, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 6: Acquisitions and Divestitures
During the nine months ended September 30, 2021, the Company closed on the acquisition of 13 regulated water and wastewater systems for a total aggregate purchase price of $56 million, including the acquisition of the East Pasadena Water Company in California on September 23, 2021 for $34 million. Assets acquired from these acquisitions, principally utility plant, totaled $57 million and liabilities assumed totaled $1 million. Two of these acquisitions were accounted for as a business combination. The preliminary purchase price allocations related to an acquisition accounted for as a business combination will be finalized once the valuation of assets acquired has been completed, no later than one year after its acquisition date.
On April 6, 2021, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of the York City Sewer Authority for $235 million, plus an amount of average daily revenue calculated for the period between the final meter reading and the date of closing. This system, directly and indirectly through bulk contracts, serves more than 45,000 customers. In connection with the execution of the acquisition agreement, the Company’s Pennsylvania subsidiary paid a $20 million deposit to the seller on April 30, 2021, which is refundable in the event the agreement is terminated prior to closing of the acquisition. The Company expects to close this acquisition in the first half of 2022, pending regulatory approval.
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
Assets Held for Sale
On November 20, 2019, the Company and the Company’s New York subsidiary, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Liberty Utilities Co., which it subsequently assigned to its indirect, wholly owned subsidiary Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), pursuant to which Liberty will purchase all of the capital stock of the New York subsidiary (the “Stock Purchase”) for an aggregate purchase price of approximately $608 million in cash, subject to adjustment as provided in the Stock Purchase Agreement. The Company’s regulated New York operations have approximately 125,000 customers in the State of New York. Algonquin Power & Utilities Corp., Liberty’s ultimate parent company, executed and delivered an absolute and unconditional guaranty of the performance of all of the obligations of Liberty under the Stock Purchase Agreement. The Stock Purchase is subject to various conditions, including obtaining approvals and satisfying or waiving other closing conditions. The Stock Purchase Agreement as originally executed provided for an initial termination date of June 30, 2021 (the “Closing End Date”). On June 29, 2021, the parties mutually agreed to extend the Closing End Date to December 31, 2021 in accordance with the terms of the Stock Purchase Agreement, and agreed to extend further the Closing End Date to January 3, 2022 as December 31, 2021 is a federal holiday. No other provision of the Stock Purchase Agreement was modified by this mutual agreement. Liberty may also terminate the Stock Purchase Agreement if any governmental authority initiates a condemnation or eminent domain proceeding against a majority of the consolidated properties of the Company’s New York subsidiary, taken as a whole. The assets and related liabilities of the Company’s New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of September 30, 2021.

Presented in the table below are the components of assets held for sale and liabilities related to assets held for sale of the New York subsidiary as of September 30, 2021:

September 30, 2021
Property, plant and equipment	$546
Current assets	20
Regulatory assets	78
Goodwill	27
Other assets	7
Assets held for sale	$678
Current liabilities	$16
Regulatory liabilities	46
Other liabilities	16
Liabilities related to assets held for sale	$78
Note 7: Shareholders' Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2021 and 2020, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2020	$(106)	$1	$63	$(7)	$(49)
Other comprehensive income before reclassifications	—	—	—	1	1
Amounts reclassified from accumulated other comprehensive loss	—	—	3	—	3
Net other comprehensive income (loss)	—	—	3	1	4
Balance as of September 30, 2021	$(106)	$1	$66	$(6)	$(45)

Balance as of December 31, 2019	$(94)	$1	$60	$(3)	$(36)
Other comprehensive loss before reclassifications	—	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive loss	—	—	2	—	2
Net other comprehensive income (loss)	—	—	2	(4)	(2)
Balance as of September 30, 2020	$(94)	$1	$62	$(7)	$(38)
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
Dividends
On September 1, 2021, the Company paid a quarterly cash dividend of $0.6025 per share to shareholders of record as of August 10, 2021.

On October 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.6025 per share, payable on December 1, 2021 to shareholders of record as of November 10, 2021. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 10—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
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
On May 6, 2021, the Company entered into two 10-year treasury lock agreements, with notional amounts of $125 million and $150 million, to reduce interest rate exposure on debt, which was subsequently issued on May 10, 2021. These treasury lock agreements had an average fixed rate of 1.58%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. On May 10, 2021, the Company terminated these two treasury lock agreements with an aggregate notional amount of $275 million, realizing a net gain of less than $1 million, to be amortized through interest, net over a 10-year period, in accordance with the terms of the $1.1 billion new debt issued on May 10, 2021. No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2021 and 2020.
In addition to the senior notes issued and retired by AWCC as described above, during the nine months ended September 30, 2021, the Company’s regulated subsidiaries issued in the aggregate $13 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 5.00%, with a weighted average interest rate of 0.05%, maturing in 2022 through 2047. During the nine months ended September 30, 2021, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $43 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 12.25%, a weighted average interest rate of 7.37%, and maturity dates ranging from 2021 to 2048.
Note 9: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility. The revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is March 21, 2025. The facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. As of September 30, 2021 and December 31, 2020, there were no borrowings outstanding under the revolving credit facility.
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
Short-term debt consists of commercial paper and credit facility borrowings totaling $684 million and $786 million as of September 30, 2021 and December 31, 2020, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings, including as of December 31, 2020, $500 million of outstanding principal on the Term Loan Facility, was approximately 0.13% and 0.53% at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, there were no commercial paper or credit facility borrowings outstanding with maturities greater than three months.

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of September 30, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(684)	(76)	(760)
Remaining availability as of September 30, 2021	$1,416	$74	$1,490
(a)Total remaining availability of $1.49 billion as of September 30, 2021 may be accessed through revolver draws.

	As of December 31, 2020
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2020	$1,314	$74	$1,388
(a)Total remaining availability may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of September 30, 2021 and December 31, 2020, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of September 30, 2021	$70	$1,490	$1,560
Available liquidity as of December 31, 2020	$547	$1,388	$1,935
Note 10: Income Taxes
The Company’s effective income tax rate was 18.2% and 25.0% for the three months ended September 30, 2021 and 2020, respectively, and 17.2% and 24.1% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the Company’s effective income tax rate for the three and nine months ended September 30, 2021 was primarily due to an increase in the amortization of EADIT resulting from the TCJA, pursuant to regulatory orders.

Note 11: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit cost (credit):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Components of net periodic pension benefit cost:
Service cost	$9	$8	$27	$24
Interest cost	16	18	49	55
Expected return on plan assets	(31)	(28)	(95)	(84)
Amortization of prior service credit	(1)	(1)	(2)	(3)
Amortization of actuarial loss	7	7	20	23
Net periodic pension benefit (credit) cost before settlements	—	4	(1)	15
Settlements	—	—	—	1
Net periodic pension benefit (credit) cost	$—	$4	$(1)	$16

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1	$3	$3
Interest cost	2	3	6	9
Expected return on plan assets	(5)	(5)	(15)	(14)
Amortization of prior service credit	(8)	(9)	(24)	(25)
Amortization of actuarial loss	—	—	—	1
Net periodic other postretirement benefit credit	$(10)	$(10)	$(30)	$(26)
The Company contributed $10 million and $28 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2021, respectively, and contributed $9 million and $31 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2020, respectively. The Company contributed $3 million for the funding of its other postretirement benefit plans for the three and nine months ended September 30, 2021, and the Company made no contributions for the funding of its other postretirement benefit plans for the three and nine months ended and September 30, 2020. The Company expects to make pension contributions to the plan trusts of $9 million during the remainder of 2021. No postretirement contributions to the plan trusts are expected to be made during the remainder of 2021.
No settlement charges were recorded during the three months ended September 30, 2021. Due to the amount of lump sum payment distributions from the Company’s New York Water Service Corporation Pension Plan, a settlement charge of less than $1 million was recorded during the nine months ended September 30, 2021, and settlement charges of less than $1 million and $1 million were recorded during the three and nine months ended September 30, 2020, respectively. In accordance with existing regulatory accounting treatment, the Company has maintained the settlement charge in regulatory assets. The amount is being amortized in accordance with existing regulatory practice.
Note 12: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of September 30, 2021, the Company has accrued approximately $4 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $2 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 12—Commitments and Contingencies, will not have a material adverse effect on the Company.

West Virginia Elk River Freedom Industries Chemical Spill
On June 8, 2018, the U.S. District Court for the Southern District of West Virginia granted final approval of a settlement class and global class action settlement (the “Settlement”) for all claims and potential claims by all class members (collectively, the “West Virginia Plaintiffs”) arising out of the January 2014 Freedom Industries, Inc. chemical spill in West Virginia. The effective date of the Settlement was July 16, 2018. Under the terms and conditions of the Settlement, the Company’s West Virginia subsidiary (“WVAWC”) and certain other Company-affiliated entities did not admit, and will not admit, any fault or liability for any of the allegations made by the West Virginia Plaintiffs in any of the actions that were resolved.
The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of September 30, 2021, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of September 30, 2021 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a determination by the Settlement fund’s appeal adjudicator on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
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

On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc. (“Service Company” and, together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest.
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
Cal Am is currently involved in developing the Monterey Peninsula Water Supply Project (the “Water Supply Project”), which includes the construction of a desalination plant, to be owned by Cal Am, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes Cal Am’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water and the MPWMD. The Water Supply Project is intended, among other things, to fulfill Cal Am’s obligations under the 2009 Order and the 2016 Order. In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project, which is not expected to produce additional water until 2024 at the earliest. The amended and restated water purchase agreement for the GWR Project expansion is subject to review and approval of the California Public Utilities Commission (the “CPUC”).
Cal Am’s ability to move forward on the Water Supply Project is subject to administrative review by the CPUC and other government agencies, obtaining necessary permits, and intervention from other parties. In September 2016, the CPUC unanimously approved a final decision to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to the incurred $50 million in associated costs plus an allowance for funds used during construction (“AFUDC”), subject to meeting certain criteria.

In September 2018, the CPUC unanimously approved another final decision finding that (i) the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity, (ii) the issuance of the final decision should not be delayed, and (iii) an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am has incurred $176 million in aggregate costs as of September 30, 2021 related to the Water Supply Project, which includes $44 million in AFUDC. While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as the CPUC’s 2016 and 2018 final decisions, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $50 million in construction costs previously approved by the CPUC in its 2016 final decision.
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

Note 13: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted EPS calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common shareholders	$278	$264	$618	$564

Denominator:
Weighted-average common shares outstanding—Basic	182	181	182	181
Effect of dilutive common stock equivalents	—	1	—	—
Weighted-average common shares outstanding—Diluted	182	182	182	181
The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2021 and 2020, because their effect would have been anti-dilutive under the treasury stock method.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of September 30, 2021
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$4	$—	$—	$6	$6
Long-term debt (excluding finance lease obligations)	10,395	10,241	61	1,657	11,959

	As of December 31, 2020
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$5	$—	$—	$7	$7
Long-term debt (excluding finance lease obligations)	9,656	9,639	415	1,753	11,807
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$30	$—	$—	$30
Rabbi trust investments	23	—	—	23
Deposits	26	—	—	26
Other investments	14	—	—	14
Total assets	93	—	—	93

Liabilities:
Deferred compensation obligations	27	—	—	27
Total liabilities	27	—	—	27
Total assets	$66	$—	$—	$66

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	19	—	—	19
Deposits	4	—	—	4
Other investments	11	—	—	11
Total assets	63	—	—	63

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total assets	$39	$—	$—	$39

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
Mark-to-market derivative assets and liabilities—The Company employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and treasury lock agreements, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company may use fixed-to-floating interest rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company had no significant mark-to-market derivatives outstanding as of September 30, 2021.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets on the Consolidated Balance Sheets.
Note 15: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 38 years, six years, and five years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $146 million and $147 million as of September 30, 2021 and December 31, 2020, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $1 million in 2021 and $4 million in 2022 through 2025, and $52 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases were $3 million and $3 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $10 million and $10 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
For the three and nine months ended September 30, 2021, cash paid for amounts in lease liabilities, which includes operating and financing cash flows from operating and finance leases, were $3 million and $10 million, respectively. For the three months ended September 30, 2021, there were $4 million ROU assets obtained in exchange for new operating lease liabilities. For the nine months ended September 30, 2021, there were ROU assets obtained in exchange for new operating lease liabilities of $10 million.

As of September 30, 2021, the weighted-average remaining lease term of the finance lease and operating leases were five years and 18 years, respectively, and the weighted-average discount rate of the finance lease and operating leases were 12% and 4%, respectively.
The future maturities of lease liabilities at September 30, 2021 are $3 million in 2021, $12 million in 2022, $9 million in 2023, $8 million in 2024, $8 million in 2025 and $96 million thereafter. At September 30, 2021, imputed interest was $46 million.
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

Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended September 30, 2021
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$944	$152	$(4)	$1,092
Depreciation and amortization	151	6	4	161
Total operating expenses, net	563	121	(9)	675
Interest, net	(73)	(1)	(27)	(101)
Income before income taxes	332	31	(23)	340
Provision for income taxes	60	8	(6)	62
Net income attributable to common shareholders	273	23	(18)	278
Total assets	22,818	900	1,615	25,333
Cash paid for capital expenditures	447	3	3	453

	As of or for the Three Months Ended September 30, 2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$945	$139	$(5)	$1,079
Depreciation and amortization	138	7	9	154
Total operating expenses, net	543	108	(5)	646
Interest, net	(72)	—	(27)	(99)
Income before income taxes	346	31	(25)	352
Provision for income taxes	85	7	(4)	88
Net income attributable to common shareholders	261	23	(20)	264
Total assets	21,946	1,110	1,338	24,394
Cash paid for capital expenditures	442	1	1	444

	As of or for the Nine Months Ended September 30, 2021
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,556	$435	$(12)	$2,979
Depreciation and amortization	449	17	10	476
Total operating expenses, net	1,658	354	(9)	2,003
Interest, net	(216)	(3)	(81)	(300)
Income before income taxes	752	79	(85)	746
Provision for income taxes	130	20	(22)	128
Net income attributable to common shareholders	623	59	(64)	618
Total assets	22,818	900	1,615	25,333
Cash paid for capital expenditures	1,191	7	7	1,205

	As of or for the Nine Months Ended September 30, 2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$2,468	$399	$(13)	$2,854
Depreciation and amortization	417	20	14	451
Total operating expenses, net	1,558	309	2	1,869
Interest, net	(218)	1	(79)	(296)
Income before income taxes	744	91	(92)	743
Provision for income taxes	183	23	(27)	179
Net income attributable to common shareholders	561	68	(65)	564
Total assets	21,946	1,110	1,338	24,394
Cash paid for capital expenditures	1,303	7	4	1,314
Note 17: Subsequent Events
Sale of Homeowner Services Group
On October 28, 2021, the Company and the subsidiaries comprising its Homeowner Services Group (“HOS”) entered into a purchase agreement with a wholly owned subsidiary of funds advised by Apax Partners LLP (the “Buyer”), to sell all of the equity interests of the HOS subsidiaries to the Buyer for total estimated consideration of approximately $1.275 billion. Apax Partners LLP is a global private equity advisory firm. The consideration is comprised of $480 million in cash (subject to customary closing and post-closing adjustments and tax withholdings), a five-year secured seller promissory note to be issued at closing in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. Closing of the sale is subject to certain customary conditions, including, among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). The Company and the Buyer may terminate the purchase agreement under certain circumstances, including if the closing does not occur by December 27, 2021, subject to an extension by either the Company or the Buyer for up to an additional nine months in the event of any law or order preventing the closing or if the expiration or termination of the applicable waiting period under the HSR Act has not occurred.

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

As of November 2, 2021, American Water has commission orders authorizing deferred accounting or cost recovery for COVID-19 financial impacts in 11 of 14 jurisdictions, with proceedings in New York and Tennessee pending. One jurisdiction, Kentucky, issued an order denying a request to defer to a regulatory asset the financial impacts related to the COVID-19 pandemic. Other regulatory actions to date are presented in the table below:

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
The Company’s Pennsylvania subsidiary filed for a request with the Pennsylvania Public Utility Commission (the “PaPUC”) to defer as a regulatory asset all identified COVID-19 financial impacts. On September 15, 2021, the PaPUC issued an order approving the request to defer, with carrying costs, incremental uncollectible expense and other incremental costs net of savings attributed to the COVID-19 pandemic. The PaPUC order denied the request to include lost revenues attributed to the waiver of late fees and reconnect fees and expenses associated with additional interest costs. Additionally, the PaPUC order approved the request to allow for the continuation of the deferral of financial impacts, rejecting proposals from the intervening parties to define an end date to the deferral in 2021. As a result of the order discussed above, the Company recorded a net $7 million reduction to its regulatory assets and corresponding impacts to revenue, interest expense and uncollectible expense during the third quarter of 2021. The Company continues to evaluate options within its next base rate case to address these denied items and the resulting financial impact.
On July 28, 2021, the Company’s Tennessee subsidiary filed a stipulation and settlement agreement with the Consumer Advocate Unit in the Financial Division of the Office of the Tennessee Attorney General, which reflected agreement on the deferral of COVID-19-related financial impacts through April 30, 2021. On August 9, 2021, the Tennessee Public Utility Commission denied the stipulation and settlement agreement and moved to address the Company’s Tennessee subsidiary’s petition to defer the COVID-19 financial impacts in a future hearing. On August 26, 2021, the Company’s Tennessee subsidiary filed a motion to withdraw its pending petition, preserving its right to seek recovery of the COVID-19 financial impacts in a future proceeding.
Consistent with these regulatory orders, the Company has recorded $39 million in regulatory assets and $6 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of September 30, 2021.
As of November 2, 2021, three states continue moratoria on the suspension of service disconnections due to non-payment. The moratoria on disconnects have expired in 11 states. The Company continues to monitor the COVID-19 pandemic and will continue to comply with the current ordered moratoria and any future moratoria implemented.

Sale of Homeowner Services Group
On October 28, 2021, the Company and the subsidiaries comprising HOS entered into a purchase agreement with a wholly owned subsidiary of funds advised by Apax Partners LLP (the “Buyer”), to sell all of the equity interests of the HOS subsidiaries to the Buyer for total estimated consideration of approximately $1.275 billion (an estimated $1.0 billion net of tax). Apax Partners LLP is a global private equity advisory firm. The consideration is comprised of $480 million in cash (subject to customary closing and post-closing adjustments and tax withholdings), a seller promissory note to be issued by the Buyer at closing in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. Closing of the sale is subject to certain customary conditions, including, among others, the expiration or termination of the waiting period under the HSR Act. The Company and/or the Buyer may terminate the purchase agreement under certain circumstances, including if the closing does not occur by December 27, 2021, subject to an extension by either the Company or the Buyer for up to an additional nine months in the event of any law or order preventing the closing or if the expiration or termination of the applicable waiting period under the HSR Act has not occurred. The Company expects the closing to occur in the fourth quarter of 2021. The structure of the transaction enables the initial cash proceeds to be redeployed into the Regulated Businesses to fund near-term incremental capital investments, while interest on the seller note will provide a stream of earnings during its term. Upon maturity, the proceeds from the repayment of the seller note are expected to be used to fund capital investment in the Regulated Businesses. This proposed sale further narrows the focus of the Company’s Market-Based Businesses primarily to its Military Services Group (“MSG”).
The seller note will have a five-year term, will be payable in cash, and will bear interest at a rate of 7.00% per year during the term. The repayment obligations of the Buyer under the seller note will be secured by a first priority security interest in certain property of the Buyer and the HOS subsidiaries, including their cash and securities accounts, as well as a pledge of the equity interests in each of those subsidiaries, subject to certain limitations and exceptions. The seller note will require compliance with affirmative and negative covenants (subject to certain conditions, limitations and exceptions), including a covenant limiting the incurrence by the Buyer and certain affiliates of additional indebtedness in excess of certain thresholds, but will not include any financial maintenance covenants.
Beginning on the 36th month after closing, the Company has a put right pursuant to which it may require the seller note to be repaid in full at par, plus accrued and unpaid interest, except that upon the occurrence of a disruption event in the broadly syndicated term loan “B” debt financing market, repayment by the Buyer pursuant to the Company’s exercise of the put right will be delayed until the market disruption event ends.
The seller note may not be prepaid at the Buyer’s election except in certain limited circumstances before the fourth anniversary of the closing date. If the Buyer seeks to repay the seller note in breach of this non-call provision, an event of default will occur under the seller note and the Company may, among other actions, demand repayment in full together with a premium ranging from 105.5% to 107.5% of the outstanding principal amount of the loan and a customary “make-whole” payment.
The Company and the Buyer will enter into, at closing, a revenue share agreement, pursuant to which the Company will receive 10% of the revenue generated from customers who are billed for home warranty services through an applicable Company subsidiary (an “on-bill” arrangement), and 15% of the revenue generated from any future on-bill arrangements entered into after the closing. Unless earlier terminated, this agreement has a term of up to 15 years, which may be renewed for up to two five-year periods.
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

Financial Results
For the three and nine months ended September 30, 2021, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.53 and $3.40, respectively, an increase of $0.07 and $0.29 per diluted share, respectively, as compared to the same periods in the prior year. These increases were primarily driven by continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth. These increases were offset somewhat by the impacts from weather in both 2021 and 2020, which decreased revenue by an estimated $17 million and $11 million for the three and nine months ended September 30, 2021, respectively.
The Company expects to continue to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company plans to invest approximately $1.9 billion across its footprint in 2021. During the first nine months of 2021, the Company invested $1.3 billion, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses - Growth and Optimization
•$1.2 billion capital investment in the Regulated Businesses, the majority for infrastructure improvements and replacements; and
•$78 million to fund acquisitions, including deposits discussed below, in the Regulated Businesses, which added approximately 6,900 water and wastewater customers through the nine months ended September 30, 2021, in addition to approximately 12,600 customers added through organic growth through the nine months ended September 30, 2021.
On April 6, 2021, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of the York City Sewer Authority for $235 million, plus an amount of average daily revenue calculated for the period between the final meter reading and the date of closing. This system, directly and indirectly through bulk contracts, serves more than 45,000 customers. In connection with the execution of the acquisition agreement, the Company’s Pennsylvania subsidiary paid a $20 million deposit to the seller on April 30, 2021, which is refundable in the event the agreement is terminated prior to closing of the acquisition. The Company expects to close this acquisition in the first half of 2022, pending regulatory approval.
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
As of November 2, 2021, the Company has entered into agreements for pending acquisitions in the Regulated Businesses to add approximately 82,700 additional customers.
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

In 2020, the Governor of New York proposed legislation that, among other things, required the New York State Department of Public Service (“NYSDPS”) to study whether private water suppliers should be placed under municipal control. On February 3, 2021, the Governor issued a press release announcing that he directed the NYSDPS Special Counsel to commence and lead a municipalization feasibility study (the “Study”). The Study was released on March 29, 2021 finding that municipalization was feasible and in the public interest. The Study focused primarily on the imminent need for tax relief for the Company’s New York subsidiary’s customers and included recommendations to eliminate the Special Franchise Tax and create a new public authority to potentially acquire all or a portion of the system. Despite the Study’s findings, the legislative session ended without passage of legislation to eliminate the Special Franchise Tax. However, the New York State Senate and New York State Assembly passed legislation creating the North Shore Water Authority (“NSWA”) and the South Shore Water Authority (“SSWA”). The NSWA relates to a small portion of the New York subsidiary’s service area (about 4,700 customers) while the SSWA relates to the largest portion of its service territory (about 120,000 customers). Both bills were delivered to the Governor but have not yet been signed into law. The Company’s New York subsidiary continues to work constructively with the NYSDPS, including through ongoing settlement discussions among all parties to the proceeding, and to take all actions necessary to facilitate the completion of the Stock Purchase. Subject to satisfying or waiving the various conditions to closing, and assuming no prior termination of the Stock Purchase Agreement by Liberty as described above, the Company remains confident that the Stock Purchase will be completed.
The assets and related liabilities of the Company’s New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of September 30, 2021. See Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Operational Excellence
The Company’s adjusted regulated O&M efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 33.9% for the twelve months ended September 30, 2021, as compared to 34.2% for the twelve months ended September 30, 2020. The improvement in this ratio reflects the continued focus on operating costs, as well as an increase in operating revenues for the Regulated Businesses after considering the adjustment for the amortization of the excess accumulated deferred income taxes (“EADIT”) shown in the table below.
The Company’s adjusted regulated O&M efficiency ratio is a non-GAAP measure, and is defined by the Company as its operation and maintenance expenses from the Regulated Businesses, divided by the operating revenues from the Regulated Businesses, where both operation and maintenance expenses and operating revenues were adjusted to eliminate purchased water expense. Operating revenues were further adjusted to exclude reductions for the amortization of EADIT. Also excluded from operation and maintenance expenses is the allocable portion of non-O&M support services costs, mainly depreciation and general taxes, which is reflected in the Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, is categorized within other line items in the accompanying Consolidated Statements of Operations. The items discussed above were excluded from the O&M efficiency ratio calculation as they are not reflective of management’s ability to increase the efficiency of the Regulated Businesses.
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

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended September 30,
(Dollars in millions)	2021	2020
Total operation and maintenance expenses	$1,715	$1,605
Less:
Operation and maintenance expenses—Market-Based Businesses	436	386
Operation and maintenance expenses—Other	(30)	(20)
Total operation and maintenance expenses—Regulated Businesses	1,309	1,239
Less:
Regulated purchased water expenses	154	146
Allocation of non-operation and maintenance expenses	41	34
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,114	$1,059

Total operating revenues	$3,902	$3,756
Less:
Operating revenues—Market-Based Businesses	575	536
Operating revenues—Other	(16)	(18)
Total operating revenues—Regulated Businesses	3,343	3,238
Less:
Regulated purchased water revenues (a)	154	146
Revenue reductions for the amortization of EADIT	(93)	—
Adjusted operating revenues—Regulated Businesses (ii)	$3,282	$3,092

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	33.9%	34.2%
(a)The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of EADIT that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the current period:

	During the Three Months Ended September 30,		During the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
General rate cases by state:
Missouri (effective May 28, 2021)	$—	$—	$22	$—
New York (effective May 1, 2021)	—	—	7	—
Pennsylvania (effective January 28, 2021)	—	—	70	—
Indiana (effective May 1, 2020)	—	—	—	13
California (effective January 1, 2020)	—	—	—	5
Total general rate cases	$—	$—	$99	$18

Infrastructure surcharges by state:
Kentucky (effective July 1, 2021 and July 1, 2020)	$1	$1	$1	$1
New Jersey (effective June 28, 2021, June 29, 2020 and January 1, 2020)	—	—	14	20
Indiana (effective March 17, 2021)	—	—	8	—
Pennsylvania (effective January 1, 2021, July 1, 2020, April 1, 2020 and January 1, 2020)	—	4	8	19
Illinois (effective January 1, 2021 and January 1, 2020)	—	—	7	7
West Virginia (effective January 1, 2021 and January 1, 2020)	—	—	5	3
Tennessee (effective January 1, 2021 and January 1, 2020)	—	—	3	2
Missouri (effective June 27, 2020)	—	—	—	10
Total infrastructure surcharges	$1	$5	$46	$62
Effective October 7, 2021, the Company’s Missouri subsidiary implemented infrastructure surcharges for annualized incremental revenues of $7 million.
On August 28, 2020, the Company’s Iowa subsidiary filed a general rate case requesting $3 million in annualized incremental revenues. An order was issued on June 28, 2021 authorizing an increase of $1 million. On July 9, 2021, the Company’s Iowa subsidiary filed a Motion for Clarification with respect to the required accelerated flow back of unprotected EADIT over a three-year period to recognize the increase to rate base and incremental revenues as the unprotected EADIT is amortized. On September 21, 2021, that motion was denied. The Company’s Iowa subsidiary filed tariffs consistent with the order on September 23, 2021. Effective October 11, 2021, the Iowa Utilities Board approved the tariffs and implemented the new rates.
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

On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. A scheduling order was issued on October 18, 2021 establishing a briefing schedule through January 2022. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
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
Pending General Rate Case Filings
On August 18, 2021, the Company’s Hawaii subsidiary filed a general rate case requesting $2 million in additional annualized revenues.
On April 30, 2021, the Company’s West Virginia subsidiary filed a general rate case requesting $32 million in annualized incremental revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. The proposed EADIT reduction in revenues is $1 million and the exclusion for infrastructure surcharges is $10 million. Intervenor testimony was received on September 20, 2021. The Company’s rebuttal testimony was filed on October 5, 2021. Hearings are scheduled to start November 3, 2021.
On July 1, 2019, the Company’s California subsidiary filed a general rate case requesting $29 million in annualized incremental revenues for 2021, and increases of $10 million and $11 million in the escalation year of 2022 and the attrition year of 2023, respectively. On October 11, 2019, the Company filed its 100-day update for the same proceeding and updated the request to $27 million in annualized incremental revenues for 2021, and increases of $10 million in both the escalation year of 2022 and the attrition year of 2023, respectively. On September 10, 2020, the California Public Utilities Commission (the “CPUC”) approved the Company’s California subsidiary’s motion for interim rates, establishing a memorandum account to track the difference between interim and final rates adopted by the CPUC in this proceeding, which were effective on January 1, 2021. Following settlement discussions among all parties to the proceeding, on January 22, 2021, January 25, 2021, and February 11, 2021, the Company’s California subsidiary filed with the CPUC comprehensive settlements entered into among the Company’s California subsidiary, the Public Advocates Office, and other intervenors. These settlement agreements resolved all matters in dispute among the parties to the settlements, with the exception of a few disputed items between the Company’s California subsidiary and the Monterey Peninsula Water Management District (the “MPWMD”). On October 19, 2021, the CPUC issued a proposed decision in the general rate case proceeding for rates effective January 1, 2021. With minor exceptions, the proposed decision would adopt the comprehensive settlements reached with the Public Advocates Office, and other intervenors. Comments on the proposed decision are due November 8, 2021 and reply comments are due November 15, 2021. The earliest the decision could be adopted is November 18, 2021 at the CPUC’s voting meeting. The Company expects a final decision by December 31, 2021.
On January 5, 2021, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain the authorized cost of capital through 2022. On February 22, 2021, the CPUC denied the request to further delay the cost of capital filing. The Company’s California subsidiary submitted its cost of capital application on May 3, 2021. Once approved by the CPUC, the new authorized cost of capital will be effective January 1, 2022.
Pending Infrastructure Surcharge Filings
On September 3, 2021, the Company’s Missouri subsidiary filed for an infrastructure surcharge requesting $11 million in additional annualized revenues.
On June 30, 2021, the Company’s West Virginia subsidiary filed for an infrastructure surcharge requesting $3 million in additional annualized revenues.

Legislative Updates
During 2021, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of November 2, 2021:
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
During 2021, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of November 2, 2021:
•New Jersey passed Senate Bill 647/House Bill 4825, which strengthens the state’s existing Water Quality Accountability Act (“WQAA”) by requiring the Department of Environmental Protection to adopt regulations to implement the WQAA, enhancing asset management plans and reporting, upgrading cyber security standards and adding criminal penalties for falsifying reports. Legislation is awaiting the Governor’s signature.
•California passed electronic payment legislation, Assembly Bill 1058, which permanently changes state law to allow investor-owned water and wastewater utilities to accept electronic payments, including credit and debit cards, without charging processing fees to customers. Legislation was signed by the Governor with an effective date of January 1, 2022.
•California passed CPUC consolidation timeline legislation, Assembly Bill 1250, which requires the CPUC to make timely decisions on applications to acquire systems. Consolidations of less than $5 million are to be processed within 180 days and those more than $5 million are required to be processed within 12 months. Legislation was signed by the Governor with an effective date of January 1, 2022.
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
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, a citizens group in Monterey, California successfully added “Measure J” to the November 2018 election ballot asking voters to decide whether the MPWMD should conduct a feasibility study concerning the potential purchase of the Monterey water service system assets (the “Monterey system assets”) of the Company’s California subsidiary, and, if feasible, to proceed with a purchase of those assets without an additional public vote. This service territory represents approximately 40,000 customers. In November 2018, Measure J was certified to have passed.

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
In November 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. On June 12, 2020, the MPWMD issued a draft environmental impact report for the potential acquisition of the Monterey system assets and a related district boundary adjustment that would be required if the MPWMD were to acquire and operate certain of the Monterey system assets located outside the MPWMD’s boundaries. On September 15, 2020, the MPWMD gave notice of its intention to appraise the Monterey system assets and related property interests. On September 29, 2020, the Company’s California subsidiary declined to make the Monterey system assets and related property interests available for inspection or to comply with any of the other requests contained in the MPWMD’s notice. On October 7, 2020, the MPWMD issued a final environmental impact report (“FEIR”), and on November 4, 2020, the MPWMD certified the FEIR, which purports to analyze the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. On November 25, 2020, the Company’s California subsidiary filed a petition challenging this certification in court. A hearing on the matter was held on August 30, 2021, and a decision from the court remains pending. See Item 3—Legal Proceedings—Challenge of Certification — Proposed Monterey System Final Environmental Impact Report in the Company’s Form 10-K, and Part II, Item 1—Legal Proceedings in this Form 10-Q.
On February 26, 2021, the MPWMD filed an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. On June 28, 2021, LAFCO’s board of directors voted to require a third-party independent financial study as to the feasibility of an acquisition by the MPWMD of the Monterey system assets. By letter dated July 30, 2021, LAFCO notified the MPWMD that its application was complete and would be considered for action at a public hearing, which will now take place on December 6, 2021. LAFCO also indicated that, in accordance with the LAFCO board of directors’ directive, a consultant was engaged to perform an independent financial review of the application, which will support LAFCO’s analysis of the application at the public hearing. Approval by LAFCO is a precondition to the MPWMD’s ability to file an eminent domain proceeding against the Company’s California subsidiary to acquire the Monterey system assets. If the MPWMD were to make a final determination that an acquisition of the Monterey system assets is feasible, it would then need to file a multi-year eminent domain proceeding against the Company’s California subsidiary. In that proceeding, it would first need to establish its right to take the Monterey system assets. If such right is established, the amount of just compensation to be paid to the California subsidiary for such assets would then need to be determined. The MPWMD has stated that it anticipates filing such an eminent domain proceeding in late 2021 or early 2022.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. The parties have filed with the court updated valuation reports. A valuation trial that was originally scheduled for October 2021 has been continued to June 2022.
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

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)
Operating revenues	$1,092	$1,079	$2,979	$2,854
Operating expenses:
Operation and maintenance	436	419	1,286	1,193
Depreciation and amortization	161	154	476	451
General taxes	78	73	241	225
Total operating expenses, net	675	646	2,003	1,869
Operating income	417	433	976	985
Other income (expense):
Interest, net	(101)	(99)	(300)	(296)
Non-operating benefit costs, net	20	12	59	37
Other, net	4	6	11	17
Total other income (expense)	(77)	(81)	(230)	(242)
Income before income taxes	340	352	746	743
Provision for income taxes	62	88	128	179
Net income attributable to common shareholders	$278	$264	$618	$564
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
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)
Operating revenues	$944	$945	$2,556	$2,468
Operation and maintenance	338	335	983	932
Depreciation and amortization	151	138	449	417
General taxes	74	69	226	211
(Gain) on asset dispositions and purchases	—	—	—	(3)
Other income (expenses)	(49)	(56)	(146)	(166)
Income before income taxes	332	346	752	744
Provision for income taxes	60	85	130	183
Net income attributable to common shareholders	273	261	623	561

Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)
Water services:
Residential	$545	$562	$1,466	$1,435
Commercial	197	187	511	471
Fire service	38	37	112	110
Industrial	39	38	105	101
Public and other	68	60	184	178
Total water services	887	884	2,378	2,295
Wastewater services:
Residential	38	35	112	99
Commercial	10	8	28	25
Industrial	1	1	3	2
Public and other	4	4	12	11
Total wastewater services	53	48	155	137
Other (a)	4	13	23	36
Total operating revenues	$944	$945	$2,556	$2,468
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(Gallons in millions)
Billed water services volumes:
Residential	53,526	57,917	133,282	135,875
Commercial	23,981	23,556	58,559	56,434
Industrial	10,400	9,925	26,843	26,422
Fire service, public and other	14,978	14,783	38,385	37,414
Total billed water services volumes	102,885	106,181	257,069	256,145
For the three months ended September 30, 2021, operating revenues decreased $1 million, primarily due to a $56 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states, and a $6 million increase from water and wastewater acquisitions, as well as organic growth in existing systems. These increases were offset by an estimated net decrease of $17 million from weather in both 2021 and 2020, and a $24 million decrease in revenues due to the amortization of EADIT, which is generally offset with a reduction in income tax expense. There was an estimated $11 million decrease in 2021 due to higher demand in the third quarter of 2020 as a result of the COVID-19 pandemic, which had no estimated net impact on revenue for the full year 2020. Additionally, there was an $8 million decrease in revenue due to the denial of recovery of certain COVID-19 financial impacts based on the PaPUC order received by the Company’s Pennsylvania subsidiary. See Note 3—Impact of the COVID-19 Pandemic in the Notes to Consolidated Financial Statements for additional information.

For the nine months ended September 30, 2021, operating revenues increased $88 million, primarily due to $152 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states, and a $22 million increase from water and wastewater acquisitions, as well as organic growth in existing systems. These increases were offset by an estimated net decrease of $11 million from weather in both 2021 and 2020, and a $68 million decrease in revenues due to the amortization of EADIT, which is generally offset with a reduction in income tax expense. Additionally, there was an $8 million decrease in revenue due to the denial of recovery of certain COVID-19 financial impacts based on the PaPUC order received by the Company’s Pennsylvania subsidiary. See Note 3—Impact of the COVID-19 Pandemic in the Notes to Consolidated Financial Statements for additional information.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)
Employee-related costs	$132	$125	$391	$369
Production costs	101	100	268	253
Operating supplies and services	56	65	171	175
Maintenance materials and supplies	19	18	66	56
Customer billing and accounting	17	14	49	41
Other	13	13	38	38
Total	$338	$335	$983	$932
For the three months ended September 30, 2021, operation and maintenance expense increased $3 million primarily due to a $7 million increase in employee-related costs from higher headcount and related compensation expense in support of the growth in the business and a $3 million increase in customer billing and accounting primarily due to higher call volumes experienced at our customer service centers. These increases were partially offset by a $9 million decrease in operating supplies and services due to timing of expenses.
For the nine months ended September 30, 2021, operation and maintenance expense increased $51 million, primarily due to a $22 million increase in employee-related costs from higher headcount and related compensation expense in support of the growth in the business and higher pension expense due to higher service costs. There was a $15 million increase in production costs primarily due to higher purchased water usage in the Company’s California subsidiary and increased fuel and power costs across several subsidiaries and a $10 million increase in maintenance materials and supplies due to timing of maintenance and tank painting projects in the Company’s New Jersey subsidiary and increased paving costs from a higher volume of main breaks.
Depreciation and Amortization
For the three and nine months ended September 30, 2021, depreciation and amortization increased $13 million and $32 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
General Taxes
For the three and nine months ended September 30, 2021, general taxes increased $5 million and $15 million, respectively, primarily due to increased capital investments, including acquisitions and an increase in the New Jersey Gross Receipts Tax.
Other Income (Expenses)
For the three and nine months ended September 30, 2021, other income (expenses) increased $7 million and $20 million, respectively, primarily due to the reduction in the non-service cost components of pension and other postretirement benefits expense resulting from higher asset returns.

Provision for Income Taxes
For the three and nine months ended September 30, 2021, the Regulated Businesses’ provision for income taxes decreased $25 million and $53 million, respectively. The Regulated Businesses’ effective income tax rate was 18.1% and 24.6% for the three months ended September 30, 2021 and 2020, respectively, and 17.3% and 24.6% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the Regulated Businesses’ effective income tax rate for the three and nine months ended September 30, 2021 was primarily due to an increase in the amortization of EADIT resulting from the TCJA, pursuant to regulatory orders. The amortization of EADIT is generally offset with reductions in revenue.
Market-Based Businesses
Presented in the table below is information for the Market-Based Businesses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(In millions)
Operating revenues	$152	$139	$435	$399
Operation and maintenance	113	99	332	284
Depreciation and amortization	6	7	17	20
Income before income taxes	31	31	79	91
Provision for income taxes	8	7	20	23
Net income attributable to common shareholders	23	23	59	68
Operating Revenues
For the three and nine months ended September 30, 2021, operating revenues increased $13 million and $36 million, respectively, due to an increase in capital and O&M projects in the MSG, across several of the Company’s military bases, primarily at the United States Military Academy at West Point, New York, Fort Hood and Joint Base San Antonio.
Operation and Maintenance
For the three months ended September 30, 2021, operation and maintenance expense increased $14 million, primarily due to costs associated with MSG from increased capital and O&M projects as discussed above and an increase in additional O&M costs related to the Contract Services Group (“CSG”).
For the nine months ended September 30, 2021, operation and maintenance expense increased $48 million primarily due to costs associated with MSG from increased capital and O&M projects as discussed above; additional costs associated with an increase of claims in 2021 in HOS, including from extreme cold weather across the country during the first quarter of 2021, primarily in Texas and Illinois; and an increase in additional O&M costs related to CSG.
Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets, and, if and to the extent necessary, borrowings under AWCC’s revolving credit facility, and, in the future, issuances of equity. The Company’s revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.10 billion. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of September 30, 2021 and December 31, 2020, there were no borrowings outstanding under the revolving credit facility. The weighted-average interest rate on AWCC’s outstanding short-term borrowings, including as of December 31, 2020, $500 million of outstanding principal on the Term Loan Facility (as defined below), was approximately 0.13% and 0.53% at September 30, 2021 and December 31, 2020, respectively.

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
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of September 30, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(684)	(76)	(760)
Remaining availability as of September 30, 2021	$1,416	$74	$1,490
(a)Total remaining availability of $1.49 billion as of September 30, 2021 may be accessed through revolver draws.

	As of December 31, 2020
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2020	$1,314	$74	$1,388
(a)Total remaining availability may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of September 30, 2021 and December 31, 2020, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of September 30, 2021	$70	$1,490	$1,560
Available liquidity as of December 31, 2020	$547	$1,388	$1,935
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

On May 6, 2021, the Company entered into two 10-year treasury lock agreements, with notional amounts of $125 million and $150 million, to reduce interest rate exposure on debt, which was subsequently issued on May 10, 2021. These treasury lock agreements had an average fixed rate of 1.58%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. On May 10, 2021, the Company terminated these two treasury lock agreements with an aggregate notional amount of $275 million, realizing a net gain of less than $1 million, to be amortized through interest, net over a 10-year period, in accordance with the terms of the $1.1 billion new debt issued on May 10, 2021. No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2021 and 2020.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Nine Months Ended September 30,
	2021	2020
(In millions)
Net income	$618	$564
Add (less):
Depreciation and amortization	476	451
Deferred income taxes and amortization of investment tax credits	121	174
Other non-cash activities (a)	(37)	(25)
Changes in working capital (b)	(118)	(145)
Pension and postretirement healthcare contributions	(31)	(31)
Net cash flows provided by operating activities	$1,029	$988
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.
(b)Changes in working capital include changes to receivables and unbilled revenues, accounts payable and accrued liabilities, the settlement of cash flow hedges and other current assets and liabilities, net.
For the nine months ended September 30, 2021, cash flows provided by operating activities increased $41 million, due to an increase in net income, an increase in depreciation and amortization primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions and changes in working capital, partially offset by a decrease in deferred income taxes and amortization of investment tax credits primarily driven by an increase in the amortization of EADIT.
Cash Flows Used in Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Nine Months Ended September 30,
	2021	2020
(In millions)
Net capital expenditures	$(1,205)	$(1,314)
Acquisitions	(78)	(59)
Other investing activities, net (a)	(70)	(73)
Net cash flows used in investing activities	$(1,353)	$(1,446)
(a)Includes removal costs from property, plant and equipment retirements and proceeds from sale of assets.
For the nine months ended September 30, 2021, cash used in investing activities decreased $93 million, primarily due to the timing of payments for capital expenditures. Partially, offsetting this decrease was an increase in acquisitions primarily due to the acquisition of the East Pasadena Water Company in California for $34 million during the third quarter of 2021. The Company plans to invest approximately $1.9 billion across its footprint in 2021.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by financing activities:

	For the Nine Months Ended September 30,
	2021	2020
(In millions)
Proceeds from long-term debt	$1,113	$1,250
Repayments of long-term debt	(370)	(266)
(Repayments of) proceeds from term loan	(500)	500
Net short-term borrowings with maturities less than three months	(97)	(242)
Debt issuance costs and make-whole premium on early debt redemption	(26)	(12)
Dividends paid	(318)	(290)
Other financing activities, net (a)	46	26
Net cash flows (used in) provided by financing activities	$(152)	$966
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the nine months ended September 30, 2021, cash flows provided by financing activities decreased $1,118 million, primarily due to the $500 million borrowed under the Term Loan Facility during the first quarter of 2020 which was repaid in full at maturity in 2021, an increase in repayments of long-term debt due to the prepayment of $327 million in aggregate principal amount of AWCC’s outstanding senior notes during the second quarter of 2021 and higher dividends paid in 2021, partially offset by lower net repayments of commercial paper borrowings.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On September 30, 2021, the Company’s ratio was 0.62 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of November 2, 2021 as issued by the following rating agencies:

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
The Company had no significant derivative instruments outstanding as of September 30, 2021.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
Water Supply Project Land Acquisition and Slant Well Site Use
On October 7, 2021, the court granted a motion filed by Cal Am related to MCWD’s cross-complaint against Cal Am, CEMEX and MCWRA, which motion requested a referral of certain issues related to MCWD’s water rights and unreasonable use claims to the SWRCB for its expert advisory opinion.
Challenge of Certification — Proposed Monterey System Acquisition Final Environmental Impact Report
On November 25, 2020, the Company’s California subsidiary filed a petition for writ of mandate in Monterey County Superior Court challenging certification of the issuance of a FEIR by MPWMD for the potential acquisition of the Monterey system assets. A hearing on the matter was held on August 30, 2021, and a decision from the court remains pending.
Other Matters
On April 2, 2021, American Water Resources, LLC (“AWR”), an indirect, wholly owned subsidiary of parent company, and one of the entities comprising HOS, received a grand jury subpoena for certain of its records in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York (the “EDNY”). The subpoena seeks information about AWR’s operations and its contractor network in the New York City metropolitan area. In connection with the proposed sale of HOS to the Buyer, the Company, AWR and the Buyer will enter into, at the closing, a Common Interest and Cooperation Agreement (the “Cooperation Agreement”), in order to facilitate a common defense for, and to share information concerning, this investigation and any legal or regulatory inquiries or proceedings related to or resulting from it or the subject matter in the subpoena (collectively, the “Covered Matters”). The Company will, on behalf of AWR, defend any Covered Matter, using commercially reasonable efforts to resolve it on a reasonably expedient basis. Further, the Company will be required to consult with the Buyer in specified circumstances and obtain its prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) before entering into any resolution of any Covered Matter that imposes non-monetary provisions or undertakings or any other terms for which there will be no indemnification under the Cooperation Agreement. In addition, for 39 months after the date of the closing, the Company will indemnify the Buyer for any monetary losses or out-of-pocket damages (as described in the Cooperation Agreement) incurred by the Buyer or certain of the HOS subsidiaries to the extent directly arising in connection with, or directly resulting from, any Covered Matter.
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
The Company did not repurchase shares of common stock during the three months ended September 30, 2021. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2021, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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

2.1.2
Letter Agreement, dated June 29, 2021, by and among the Company, New York American Water Company, Inc., and Liberty Utilities (Eastern Water Holdings) Corp. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed June 29, 2021).

#2.2
Membership Interest Purchase Agreement, dated as of October 28, 2021, by and among American Water Works Company, Inc., American Water Enterprises, LLC, American Water (USA), LLC, American Water Resources, LLC, Pivotal Home Solutions, LLC, American Water Resources Holdings, LLC and Lakehouse Buyer Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed October 29, 2021).

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

10.1
American Water Works Company, Inc. Executive Severance Policy, as amended and restated as of July 27, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2021).

10.2
American Water Works Company, Inc. Change of Control Severance Policy, dated as of July 27, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2021).

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
*    Filed herewith.
**    Furnished herewith

The agreements filed as Exhibits 2.1.1 and 2.2 hereto has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the agreements (i) were made by the parties thereto only for purposes of that agreement and as of specific dates; (ii) were made solely for the benefit of the parties to each agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of each agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to each agreement instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.
Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto, or any of their respective subsidiaries or affiliates. Additionally, the representations, warranties, covenants, conditions and other terms of each agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of each agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Each agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, the reports and other documents that are filed by the Company with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November, 2021.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ WALTER J. LYNCH
Walter J. Lynch President and Chief Executive Officer (Principal Executive Officer)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Vice President and Controller (Principal Accounting Officer)