Form 10-K
period 2021-12-31
American Water Works Company, Inc.
filed 2022-02-16
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Common Stock, $0.01 par value—$24,667,400,000 as of June 30, 2021 (solely for purposes of calculating this aggregate market value, American Water has defined its affiliates to include (i) those persons who were, as of June 30, 2021, its executive officers, directors or known beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 30, 2021, to be controlled by, or under common control with, American Water or any of the persons described in clause (i) above).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Common Stock, $0.01 par value per share—181,724,991 shares as of February 10, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the American Water Works Company, Inc. definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
Statements included in Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Annual Report on Form 10-K, or incorporated by reference therein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the future impacts of increased or increasing financing costs, inflation and interest rates; the Company’s ability to execute its current and long-term business, operational and capital expenditures strategies; the Company’s ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets; the outcome and impact on the Company of governmental and regulatory proceedings and related potential fines, penalties and other sanctions; the ability to meet or exceed the Company’s stated environmental and sustainability goals, including its greenhouse gas emission reduction, water delivery efficiency and water system resiliency goals; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the impacts to the Company of the ongoing COVID-19 pandemic; the ability to capitalize on existing or future utility privatization opportunities; trends in the water and wastewater industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
Forward-looking statements are predictions based on the Company’s current expectations and assumptions regarding future events. They are not guarantees or assurances of any outcomes, financial results, levels of activity, performance or achievements, and readers are cautioned not to place undue reliance upon them. These forward-looking statements are subject to a number of estimates, assumptions, known and unknown risks, uncertainties and other factors. The Company’s actual results may vary materially from those discussed in the forward-looking statements included herein as a result of the factors discussed under Item 1A—Risk Factors, and the following important factors:
•the decisions of governmental and regulatory bodies, including decisions to raise or lower customer rates and regulatory responses to the ongoing COVID-19 pandemic;
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
•changes in laws, governmental regulations and policies, including with respect to environmental, health and safety, data and consumer privacy, security and protection, water quality and water quality accountability, contaminants of emerging concern, public utility and tax regulations and policies, and impacts resulting from U.S., state and local elections and changes in federal, state and local executive administrations;
•the Company’s ability to collect, distribute, use, secure and store consumer data in compliance with current or future governmental laws, regulations and policies with respect to data and consumer privacy, security and protection;
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
•the Company’s ability to obtain adequate and cost-effective supplies of pipe, equipment (including personal protective equipment), chemicals, electricity, fuel, water and other raw materials, and to address or mitigate supply chain constraints that may result in delays or shortages in, as well as increased costs of, supplies, products and materials that are critical to or used in the Company’s business operations;
•the Company’s ability to successfully meet its operational growth projections, either individually or in the aggregate, and capitalize on growth opportunities, including, among other things, with respect to:
•acquiring, closing and successfully integrating regulated operations and market-based businesses;
•the Company’s Military Services Group (“MSG”) entering into new military installation contracts, price redeterminations, and other agreements and contracts, with the U.S. government; and
•realizing anticipated benefits and synergies from new acquisitions;
•risks and uncertainties following the completion of the sale of the Company’s Homeowner Services Group (“HOS”) and its New York subsidiary, including:
•the Company’s ability to receive any contingent consideration provided for in the HOS sale, as well as amounts due, payable and owing to the Company from time to time under the seller note when due; and
•the ability of the Company to redeploy successfully and timely the net proceeds of these transactions into the Company’s Regulated Businesses;
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
•changes in general economic, political, business and financial market conditions, including without limitation conditions and collateral consequences associated with the COVID-19 pandemic;
•access to sufficient debt and/or equity capital on satisfactory terms and when and as needed to support operations and capital expenditures;
•fluctuations in inflation or interest rates;
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

•changes in federal or state general, income and other tax laws, including (i) future significant tax legislation, (ii) the availability of, or the Company’s compliance with, the terms of applicable tax credits and tax abatement programs, and (iii) the Company’s ability to utilize its state income tax net operating loss (“NOL”) carryforwards;
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
These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above and the risk factors included in Item 1A—Risk Factors and other statements contained in this Annual Report on Form 10-K, and readers should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements the Company makes shall speak only as of the date this Annual Report on Form 10-K was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, the Company does not have any obligation, and it specifically disclaims any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on the Company’s businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I
ITEM 1.    BUSINESS
The Company
With a history dating back to 1886, American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. A holding company originally incorporated in Delaware in 1936, the Company employs approximately 6,400 professionals who provide drinking water, wastewater and other related services to over 14 million people in 24 states. The Company conducts the majority of its business through regulated utilities that provide water and wastewater services, collectively presented as the “Regulated Businesses.” The Company also operates market-based businesses that provide complementary services. Individually, these businesses do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented as the “Market-Based Businesses,” which is consistent with how management assesses the results of these businesses.
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests of the HOS subsidiaries. See Item 1—Business—Market-Based Businesses—Sale of Homeowner Services Group below and Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
On January 1, 2022, the Company completed the sale of its New York subsidiary, see Item 1—Business—Regulated Businesses—Sale of New York American Water Company, Inc. below and Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information. The assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of December 31, 2021 and 2020.
Throughout this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.
Regulated Businesses
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers. The Company’s utilities operate in approximately 1,700 communities in 14 states in the United States, with 3.4 million active customers in its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs”). Federal, state and local governments also regulate environmental, health and safety, and water quality and water accountability matters. The Company reports the results of the services provided by its utilities in the Regulated Businesses segment. Operating revenues for the Regulated Businesses were $3,384 million for 2021, $3,255 million for 2020 and $3,094 million for 2019, accounting for 86%, 86% and 86%, respectively, of the Company’s total operating revenues for the same periods.

Presented in the table below is a geographic summary of the Regulated Businesses’ operating revenues and the number of customers the Company serves, by type of service, for and as of the year ended December 31, 2021:

	Operating Revenues (in millions)				Number of Customers (in thousands)
	Water (a)	Wastewater	Total	% of Total	Water	Wastewater	Total	% of Total
New Jersey	$778	$48	$826	24.4%	660	55	715	20.3%
Pennsylvania	688	82	770	22.8%	677	82	759	21.5%
Missouri	337	12	349	10.3%	474	17	491	13.9%
Illinois	303	37	340	10.0%	295	69	364	10.3%
California	265	3	268	7.9%	187	3	190	5.4%
Total—Top Five States (b)	2,371	182	2,553	75.4%	2,293	226	2,519	71.4%
New York (c)	127	—	127	3.8%	127	—	127	3.6%
Other (d)	678	26	704	20.8%	849	35	884	25.0%
Total Regulated Businesses	$3,176	$208	$3,384	100.0%	3,269	261	3,530	100.0%
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.
(b)The Company’s “Top Five States” are determined based upon operating revenues.
(c)The Company completed the sale of its New York subsidiary on January 1, 2022.
(d)Includes the Company’s utility operations in the following states: Georgia, Hawaii, Indiana, Iowa, Kentucky, Maryland, Michigan, Tennessee, Virginia and West Virginia and other revenue attributable collectively to the Regulated Businesses. The Company completed the sale of its Michigan subsidiary on February 4, 2022.
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

The following chart depicts the allocation of the Company’s Regulated Businesses’ operating revenue of $3,384 million by type, including a breakout of the total water services revenues by class of customer, for the year ended December 31, 2021:

Regulated Businesses' Operating Revenue by Type and Customer Class

Industrial water: 4%
Wastewater : 6%
Fire service water: 5%
Other operating (b): 1%
Public and other water (a): 7%
Commercial water: 20%
Residential water: 57%

(a)Includes water revenues from public authorities and other utilities and community water systems under bulk contracts.
(b)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.
Presented in the table below is the number of water and wastewater customers the Company served by class as of December 31, 2021, 2020 and 2019, which represents approximately 14 million people served as of December 31, 2021:

	2021		2020		2019
(In thousands)	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,972	245	2,948	236	2,914	215
Commercial	225	15	225	15	222	13
Fire service	52	—	50	—	49	—
Industrial	4	—	4	—	4	—
Public and other (a)	16	1	17	1	16	1
Total	3,269	261	3,244	252	3,205	229
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

Capital Investment
The Company plans to invest between $28 billion and $32 billion over the next 10 years for capital improvements, including acquisitions, to its Regulated Businesses’ water and wastewater infrastructure, largely for pipe replacement and upgrading aging water and wastewater treatment facilities. The Company has proactively improved its pipe renewal rate from a 250-year replacement cycle in 2009 to an expected 110-year replacement cycle by 2026, which it anticipates will enable the Company to replace nearly 2,200 miles of mains and collection pipes between 2022 and 2026. In addition, from 2022 to 2026, the Company’s capital investment in treatment plants, storage tanks and other key, above-ground facilities is expected to increase, further addressing infrastructure renewal, resiliency, water quality, operational efficiency, technology and innovation, and emerging regulatory compliance needs. Additionally, the Company continues to invest significantly in resiliency projects to address the impacts of climate and weather variability by hardening its assets. The benefit of investing in resiliency projects was seen firsthand in the aftermath of Tropical Depression Ida, when the Company’s New Jersey subsidiary reported that all its operating areas successfully withstood widespread flooding and drinking water quality was not impacted in any of its service areas. Specifically, the New Jersey subsidiary’s Raritan-Millstone Water Treatment Plant, which was fortified with a $37 million flood protection project in 2018, withstood a record flood and continued to provide potable water supply for approximately 1 million people in parts of seven counties in central New Jersey.
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
The Company’s Regulated Businesses support regulatory practices at the PUCs and state legislatures that mitigate the adverse impact of regulatory lag. Presented in the table below are examples of approved regulatory practices:

Regulatory Practices	Description	States Allowed
Infrastructure replacement surcharge mechanisms	Allows rates to change periodically, outside a general rate case proceeding, to reflect recovery of capital investments made to replace infrastructure necessary to sustain safe and reliable services for the Company’s customers. These mechanisms typically involve periodic filings and reviews to ensure transparency.	IA, IL, IN, KY, MO, NJ, PA, TN, VA, WV
Future test year	A “test year” is a period used for setting rates, and a future test year describes the first 12 months that new rates are proposed to be effective. The use of a future test year allows current or projected revenues, expenses and capital investments to be collected on a more timely basis.	CA, HI, IA, IL, IN, KY, PA, TN, VA
Hybrid test year	A historical test year sets rates using data from a 12-month period that ends prior to a general rate case filing. A hybrid test year allows an update to historical data for “known and measurable” changes that occur subsequent to the historical test year.	MD, MO, NJ, WV
Utility plant recovery mechanisms	Allows recovery of the full return on utility plant costs during the construction period, instead of capitalizing an allowance for funds used during construction (“AFUDC”). In addition, some states allow the utility to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUC may assess the prudency of such projects.	CA, IL, KY, PA, TN, VA
Expense mechanisms	Allows changes in certain operating expenses, which may fluctuate based on conditions beyond the utility’s control, to be recovered outside of a general rate case proceeding or deferred until the next general rate case proceeding.	CA, IL, MD, MO, NJ, PA, TN, VA
Revenue stability mechanisms	Adjusts rates periodically to ensure that a utility recovers the revenues authorized in its general rate case, regardless of sales volume, including recognition of declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently.	CA, IL
Consolidated tariffs	Use of a unified rate structure for water systems owned and operated by a single utility, which may or may not be physically interconnected. The consolidated tariff pricing structure may be used fully or partially in a state, and is generally used to moderate the price impact of periodic fluctuations in local costs, while lowering administrative costs for customers. Pennsylvania also permits a blending of water and wastewater revenue requirements.	CA, IA, IL, IN, KY, MD, MO, NJ, PA, VA, WV
Deferred accounting	A regulators’ willingness to defer recognition of financial impacts when setting rates for utilities.	All

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
A fundamental aspect of the Company’s growth strategy is to pursue acquisitions of water and/or wastewater systems in geographic proximity to areas where the Company operates its Regulated Businesses, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. The proximity of acquisition opportunities to the Company’s regulated footprint allows it to integrate and manage the acquired systems and operations primarily using the Company’s existing management (although the Company typically retains the majority, if not all, of the employees of the acquired systems) and to achieve operational efficiencies and prioritize capital investment needs. The Company’s current customer mix of 93% water and 7% wastewater also presents strategic opportunities for wastewater growth and systems consolidation, allowing the Company to add wastewater customers where it already serves water customers. The Company intends to continue to expand its regulated footprint geographically by acquiring water and wastewater systems in its existing markets and, if appropriate, pursuing acquisition opportunities in certain domestic markets where the Company does not currently operate its Regulated Businesses. Before entering new regulated markets, the Company will evaluate the business and regulatory climates to ensure that it will have the opportunity to achieve an appropriate rate of return on its investment while maintaining its high standards for providing safe, reliable and affordable services to its customers, as well as a line of sight to grow the Company’s base customers to attain efficiencies after entering the new domestic market.
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
Sale of New York American Water Company, Inc.
On January 1, 2022, the Company completed the sale of its New York subsidiary to Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), an indirect, wholly owned subsidiary of Algonquin Power & Utilities Corp. Under the terms of the Stock Purchase Agreement, dated November 20, 2019, as amended, by and among the Company, the Company’s New York subsidiary and Liberty (the “Stock Purchase Agreement”), Liberty purchased from the Company all of the capital stock of the Company’s New York subsidiary for a purchase price of $608 million in cash. The sale was approved by the New York State Department of Public Service on December 16, 2021. The Company’s regulated New York operations had approximately 127,000 customers in the State of New York. See Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Industry Legislation
On November 15, 2021, the Infrastructure Investment and Jobs Act (the “IIJA”) was signed into law and provides for up to $55 billion to aid in improving the country’s ailing water infrastructure, including $23.4 billion for drinking water and wastewater, $15 billion for lead service line replacement (through the drinking water state revolving fund), and $10 billion for the treatment of per- and polyfluoroalkyl substances (“PFAS”) and other contaminants of emerging concern. The bill also includes a low-income assistance program, which provides eligible low-income customers who receive their water from public and private entities to be eligible to participate in the program. The Company is awaiting further guidance on the distribution of these funds.
In December 2020, Congress passed, and the President signed into law, a $900 billion COVID-19 relief and $1.4 trillion U.S. government appropriations package for 2021, which included $638 million for a low-income water assistance program and $2.8 billion for capitalization grants under the Clean Water and Drinking Water State Revolving Funds.

In 2017, New Jersey enacted the Water Quality Accountability Act (the “WQAA”), which sets operational standards for all water utilities in New Jersey, including municipal and investor-owned utilities with more than 500 service connections. This law imposes requirements in areas such as asset management, water quality reporting, remediation of notices of violation, and hydrant and valve maintenance. The WQAA requires the most senior water manager, or either the executive director for municipal utility authorities or the mayor or chief executive officer for municipally owned public water systems, to certify that the system meets the requirements under the WQAA. Enhanced WQAA legislation includes additional enforcement requirements for disclosure of results, requires the sale of systems for prolonged violations and imposes new cyber security requirements and asset management plans. The new amendments, which provide for both civil and criminal penalties for falsification of documents, were signed by the Governor with an effective date of November 8, 2021.
In 2018, Indiana passed a law to set minimum operational expectations for all water and wastewater utilities in the state, including municipal and investor-owned utilities. The law requires water and wastewater utilities to conduct rate analyses, develop capital asset management plans and conduct cybersecurity and water loss audits. It also requires water and wastewater utilities to participate in regional discussions and planning to assess opportunities for the more efficient use of water and wastewater utility assets and infrastructure. Water and wastewater utilities that fail to comply with the requirements of the law may be ineligible for grants and loans from the State Revolving Fund. Under the law, all new municipal and investor-owned utilities are required to be regulated by the Indiana Utility Regulatory Commission for ten years from inception of operations.
In 2020, Missouri enacted the Water Safety and Security Act, which requires small and medium-sized water providers to create cybersecurity, valve inspection and hydrant inspection programs. Upon request by the Missouri Department of Natural Resources, the water providers must certify compliance with all regulations regarding water quality sampling, testing and reporting, hydrant and valve testing and reporting and cybersecurity plans and procedures.
The Company’s regulated subsidiaries in California, Illinois, Indiana, Iowa, Kentucky, Maryland, Missouri, New Jersey, Pennsylvania, Tennessee, Virginia and West Virginia have access to utility valuation legislation and regulation for private sector investment in public sector water and wastewater systems. The Company supports full optionality for municipalities, including state legislation that enables the consolidation of the largely fragmented water and wastewater industries through third-party fair market valuations of purchased property. Fair market value assessment of water and wastewater systems is an alternative to the traditional depreciated original cost method of valuation, which allows the Company to offer municipalities a purchase price for their system assets that is reflective of the assets’ fair market value, while providing the Company with increased opportunity to recover the purchase price over the life of the purchased system assets, subject to PUC approval. In 2021, the Tennessee Public Utilities Commission implemented acquisition valuation rules that create a mechanism to value water and wastewater assets based upon replacement cost new less depreciation.
Consolidated tariffs use a unified rate structure for systems owned and operated by a single utility, which may or may not be physically interconnected. Consolidated tariff pricing moderates the impact of periodic fluctuations in local costs and promotes a more universal water infrastructure investment in a state. As a result, consolidated tariffs can make it easier to incorporate new systems into an existing utility, support economies of scale for even the smallest of systems and prioritize capital needs across the state. Overall, the Company believes that consolidated tariffs bring cost-effective, high-quality services to a larger number of customers. Eleven of the Company’s regulated jurisdictions currently have some form of consolidated tariff pricing, including California, Illinois, Indiana, Iowa, Kentucky, Maryland, Missouri, New Jersey, Pennsylvania, Virginia and West Virginia.
Competition
The Company’s Regulated Businesses generally do not face direct competition in their existing markets because (i) the Company operates in those markets pursuant to franchises, charters, certificates of public convenience and necessity or similar authorizations (collectively, “CPCNs”) issued by state PUCs or other authorities, and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a significant barrier to market entry. However, the Company’s Regulated Businesses do face competition from governmental agencies, other investor-owned utilities, large industrial customers with the ability to provide their own water supply/treatment process and strategic buyers that are entering new markets and/or making strategic acquisitions. When pursuing acquisitions, the Company’s largest investor-owned competitors, based on a comparison of operating revenues and population served, include Essential Utilities, Inc., Suez North America, American States Water Company and California Water Service Group. From time to time, the Company also faces competition from infrastructure funds, multi-utility companies and others, such as Algonquin Power and Utilities Corp., Eversource Energy and Corix.

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
In November 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. On June 12, 2020, the MPWMD issued a draft environmental impact report for the potential acquisition of the Monterey system assets and a related district boundary adjustment that would be required if the MPWMD were to acquire and operate certain of the Monterey system assets located outside the MPWMD’s boundaries. On September 15, 2020, the MPWMD gave notice of its intention to appraise the Monterey system assets and related property interests. On September 29, 2020, the Company’s California subsidiary declined to make the Monterey system assets and related property interests available for inspection or to comply with any of the other requests contained in the MPWMD’s notice. On October 7, 2020, the MPWMD issued a final environmental impact report (“FEIR”), and on November 4, 2020, the MPWMD certified the FEIR, which purports to analyze the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. On November 25, 2020, the Company’s California subsidiary filed a petition challenging this certification in court. A hearing on the matter was held on August 30, 2021, and on November 19, 2021, the court denied the petition. See Item 3—Legal Proceedings—Challenge of Certification—Proposed Monterey System Final Environmental Impact Report.
On February 26, 2021, the MPWMD filed an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. On June 28, 2021, LAFCO’s commissioners voted to require a third-party independent financial study as to the feasibility of an acquisition by the MPWMD of the Monterey system assets. On December 6, 2021, LAFCO’s commissioners denied the MPWMD’s application to become a retail water provider, determining that the MPWMD does not have the authority to proceed with a condemnation of the Monterey system assets. On January 5, 2022, LAFCO’s commissioners confirmed the denial. On January 31, 2022, the MPWMD filed an application for reconsideration of LAFCO’s confirmation of denial. A hearing on the application has been set for February 28, 2022.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. The parties have filed with the court updated valuation reports. A valuation trial was originally scheduled for October 2021 but has been continued to June 2022.

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
Presented in the chart below are the Company’s sources of water supply as of December 31, 2021:

Sources of Water Supply
Purchased Water: 7%
Groundwater: 26%
Surface Water: 67%

Presented in the table below are the percentages of water supply by source type for the Company’s Top Five States for the year ended December 31, 2021:

	Surface Water	Ground Water	Purchased Water
New Jersey	74%	22%	4%
Pennsylvania	91%	7%	2%
Missouri	78%	21%	1%
Illinois	54%	35%	11%
California	—	65%	35%

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
The Company evaluates quality, quantity, growth needs and alternate sources of water supply as well as transmission and distribution capacity to provide water service to its customers. Water supply is seasonal in nature and weather conditions can have a pronounced effect on supply. In order to ensure that the Company has adequate water supply, it uses long-term planning processes and maintains contingency plans to minimize the potential impact on service caused by climate variability and a wide range of weather fluctuations. The Company reviews current climate science and global models related to temperature, precipitation and sea level rise on an ongoing basis. Where actionable forecasts are available, the Company will use this information in its comprehensive planning studies and asset management plans. These studies and plans, which are used by the Company to develop its asset management and system reliability strategies, assess the climate risk and resiliency of the Company’s water and wastewater systems over short-, medium- and long-term time horizons, and include evaluations of the availability of water supplies and system capacity against a number of different factors, projections and estimates.
In connection with supply planning for most surface or groundwater sources, the Company employs models to determine safe yields under different rainfall and drought conditions. Surface and ground water levels are routinely monitored so that supply capacity deficits may, to the extent possible, be predicted and mitigated through demand management and additional supply development. In California, where the state has been experiencing a multi-year drought, the Company utilizes multiple water supply options including numerous ground water wells in multiple aquifers as well as various long-term purchase water agreements with regional water suppliers to optimize supplies while assuring resiliency during dry years. An example of the Company’s use of long-term planning to ensure that it has adequate water supply is its involvement in the Monterey Peninsula Water Supply Project (the “Water Supply Project”) in California. The Water Supply Project includes the construction of a desalination plant, to be owned by the Company’s California subsidiary, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes the California subsidiary’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water (formerly known as the Monterey Regional Water Pollution Control Agency) and the MPWMD. The Water Supply Project is intended, among other things, to fulfill obligations of the California subsidiary to eliminate unauthorized diversions from the Carmel River as required under orders of the California State Water Resources Control Board (the “SWRCB”). For more information, see Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions and Note 17—Commitments and Contingencies—Contingencies—Alternative Water Supply in Lieu of Carmel River Diversions, in the Notes to the Consolidated Financial Statements.
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
Seasonality
Customer demand for the Company’s water service is affected by weather and tends to vary with temperature and amount and frequency of rainfall. Customer demand is generally greater during the warmer months, primarily due to increased water usage for irrigation systems and other outdoor water use. As such, the Company typically expects its operating revenues to be the highest in the third quarter of each year. Weather that is hotter and/or drier than average generally increases operating revenues, whereas, weather that is cooler and/or wetter than average generally serves to suppress customer water demand and can reduce water operating revenues. Two of the Company’s jurisdictions, California and Illinois, have adopted revenue stability mechanisms which permit the Company to collect state PUC-authorized revenue for a given period which is not tied to the volume of water sold during that period, thereby lessening the impact of weather variability. See Regulated Businesses—Regulation and Rate Making for additional information regarding revenue stability mechanisms.
Market-Based Businesses
The Company’s Market-Based Businesses provide water and wastewater services to the U.S. government on military installations, as well as municipalities, and utility customers, and previously provided home services primarily to residential and smaller commercial customers through its former HOS business, which was sold on December 9, 2021. These businesses are not subject to regulation by state PUCs and the services provided generally do not require significant capital investment. Operating revenues for the Company’s Market-Based Businesses were $563 million for 2021, $540 million for 2020 and $539 million for 2019, accounting for 14%, 14% and 15%, respectively, of the Company’s total operating revenues for the same periods.

MSG enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations. MSG is the Company’s remaining primary market-based business.
The Company also has five contracts with municipal customers to operate and manage water and wastewater facilities and provide other related services through its Contract Services Group (“CSG”).
Military Services Group
MSG operates on 17 military installations under 50-year contracts with the U.S. government as part of its Utilities Privatization Program. The scope of these contracts generally includes the operation and maintenance of the installation’s water and wastewater systems and a capital program focused on asset replacement and, in certain instances, systems expansion. The replacement of assets assumed when a contract is awarded to MSG is completed either through a discrete set of projects executed in the first five years of the contract or through the long term recapitalization program performed over the life of the contract. Traditionally, both of these programs are funded from the contract fee. At times, new assets are required to support the installation’s mission, and the construction of these assets is funded by the U.S. government as separate modifications or amendments to the contract. The capital for these assets historically has not been funded through the Company’s debt or equity issuances; rather, the Company has used limited working capital for short-term needs under these contracts. In April 2018, the U.S. Army instituted a requirement that a bidder must offer financing in its proposal for these new capital projects under existing contracts, but the U.S. Army’s implementation of this requirement on existing contracts has limited the need for such financing. However, recent U.S. Army and Navy Utilities Privatization solicitations have included requirements for the successful bidder to finance discrete initial capital projects over either a five- or ten-year period after project completion. Three of MSG’s current contracts require such capital project financing, which the Company is currently addressing through internal sources of liquidity.
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
Sale of Homeowner Services Group
The Company has provided various warranty protection programs and other home services primarily to residential and smaller commercial customers through its HOS operations. On the Closing Date, the Company sold all of the equity interests in its HOS subsidiaries to an indirect, wholly owned subsidiary of funds advised by Apax Partners LLP, a global private equity advisory firm (the “Buyer”), for total consideration of approximately $1.275 billion. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Competition
MSG faces competition from a number of service providers, including American States Water Company, Suez North America, and Veolia Environnement S.A.

Environmental, Health and Safety, Water Quality and Other Regulation
The Company’s water and wastewater operations, including the services provided by both its Regulated Businesses and Market-Based Businesses, are subject to extensive federal, state and local laws and regulations governing the protection of the environment, health and safety, the provision of water and wastewater services, particularly with respect to the quality of water the Company delivers to its customers, and the manner in which it collects, treats, discharges, recycles and disposes of wastewater. In the United States, these regulations are developed under federal legislation including the Safe Drinking Water Act, the Reduction of Lead in Drinking Water Act and the Clean Water Act, and under a variety of applicable state laws. Environmental, health and safety, and water quality regulations are complex and may vary from state to state in those instances where a state has adopted a standard that is more stringent than the federal standard. For example, while the EPA has issued a non-enforceable Health Advisory for the combined level of two perfluorinated compounds (perfluorooctanoic acid, or PFOA, and perfluorooctane sulfonic acid, or PFOS), the New Jersey Department of Environmental Protection was the first state agency to establish a standard for perfluorononanoic acid, or PFNA, in 2018 and has since established maximum containment levels for PFOA and PFOS, with implementation occurring in January 2021. The Company is also subject to various federal, state, and local laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety and other matters relating to the protection of the environment and health and safety. PUCs also set conditions and standards for the water and wastewater services the Company delivers.
The Company maintains an environmental program that includes responsible business practices focused on compliance with environmental laws and regulations and the effective use of natural resources, recognizing that drinking water standards have generally, over time, increased in number and become increasingly more stringent. As newer or stricter standards are introduced, the Company’s capital and operating costs needed to comply with them will likely increase. The Company incurs substantial costs associated with compliance with the environmental, health and safety, and water quality standards to which its operations are subject and the Company invests in technology solutions for enhanced detection and monitoring of water quality issues. The Company estimates that it will make capital expenditures of approximately $850 million over the next five years, including $180 million in 2022, for environmental control facilities, which the Company defines for this purpose as any project (or portion thereof) that involves the preservation of air, water or land. The Company believes that its operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations.
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
Safe Drinking Water Act
The Safe Drinking Water Act and related regulations establish national quality standards for drinking water. The EPA has issued rules governing the levels of numerous, naturally occurring and manufactured chemical and microbial contaminants and radionuclides allowable in drinking water, and continues to propose new rules. These rules also prescribe testing requirements for detecting regulated contaminants, the treatment systems that may be used for removing those contaminants, and other requirements. To date, the EPA has set standards for over 90 contaminants and water quality indicators for drinking water, and there is a process in place to make a regulatory determination on at least five additional compounds every five years.
To help formulate the basis for future regulations, the EPA has the authority to require monitoring for additional, unregulated contaminants under the Unregulated Contaminant Monitoring Rule (the “Monitoring Rule”). The Company’s facilities have participated in the data gathering effort for the Monitoring Rule in previous rounds, which occurs every five years, including the fourth round that concluded at the end of 2020. There are millions of other chemical compounds that are not regulated, many of which lack a testing methodology, occurrence data, health effects information and/or cost-effective treatment options. The process of developing new drinking water standards is long and complex, but the Company actively participates with the EPA and other water industry groups by sharing research and water quality operational knowledge. See Research and Development—Contaminants of Emerging Concern for additional information.

To effect the removal or inactivation of microbial contaminants, the EPA has established various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and/or the by-products of their use in the disinfection process. Examples of these rules are the Long-Term 2 Enhanced Surface Water Treatment Rule (the “Long-Term 2 Rule”), the Stage 2 Disinfectants and Disinfection Byproduct Rule, the Ground Water Rule, which is applicable to systems providing water from underground sources and the revised Total Coliform Rule, which implemented a “find and fix” process where exceeding bacterial trigger levels requires an assessment to correct any sanitary defects. The Company is within the EPA’s time frame for compliance with all of these standards, which includes sample collection, data analysis, and, in some instances engineering planning and implementation of treatment enhancements. Recent monitoring as required by the Long-Term 2 Rule has indicated that up to 30 of the Company’s surface water systems have recently completed or need to implement additional disinfection protection mechanisms against Cryptosporidium. In many cases, this will involve installing ultraviolet light disinfection systems, and although several plants have already completed assessments and upgrades, an estimated $100 million to $150 million of investment will still be required to upgrade the remaining facilities for Cryptosporidium disinfection. Further, the EPA is actively considering regulations for a number of contaminants, including strontium, hexavalent chromium, fluoride, nitrosamines, some pharmaceuticals and certain volatile organic compounds. The Company does not anticipate that any such regulations, if enacted, will require implementation in 2022.
The Company conducted over 10 million water quality and turbidity tests in 2021 at its laboratory facilities and plant operations, including continuous online instrumentations such as monitoring turbidity levels, disinfectant residuals and adjustments to chemical treatment based on changes in incoming water. The Company participates in the Partnership for Safe Water, the EPA’s voluntary program to meet more stringent goals for reducing microbial contaminants. With 67 of the Company’s surface water treatment plants receiving the EPA program’s prestigious “Director” award, which recognizes utilities that (i) have completed a comprehensive self-assessment report, (ii) created an action plan for continuous improvement, and (iii) produced high-quality drinking water, the Company accounts for approximately one-third of the plants receiving such awards nationwide. In addition, 66 of the Company’s surface water treatment plants have received the “Five-Year Phase III” award, 62 plants have received the “Ten-Year Phase III” award, 57 plants have received the “Fifteen-Year Phase III” award, and 39 plants have received the “Twenty-Year Phase III” award; these awards recognize plants that have met the Director award status for five, 10, 15 and 20 years, respectively. Further, nine of the Company’s surface water plants have received the “Presidents” award, which recognizes treatment plants that achieve the Partnership’s rigorous individual filter effluent turbidity standards and have maintained this status for at least five years.
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
Lead and Copper Rule and Reduction of Lead in Drinking Water Act
In 1991, the EPA published the Lead and Copper Rule (“LCR”) to control lead and copper in drinking water and, since that time, has issued minor revisions in 2000, 2004 and 2007, enhancing monitoring, reporting and public education requirements. In 2011, Congress enacted the Reduction of Lead in Drinking Water Act regarding the use and introduction into commerce of lead pipes, plumbing fittings for fixtures, solder and flux. While these advances have made an impact in reducing lead exposure in drinking water, legacy lead plumbing materials, primarily in building plumbing, still remain in many communities. The failure of certain water systems in the United States to comply with the requirements of the LCR has received recent media attention and scrutiny, and in certain cases, has led to a number of investigations and the imposition of significant penalties and sanctions against the operators of those systems and others. As part of its ongoing water main replacement and service line renewal projects, the Company has started to replace lead service lines (“LSLs”) in accordance with current scientific guidance. Also, the Company utilizes appropriate corrosion control techniques as necessary to comply with current water quality regulatory requirements. The EPA finalized revisions to the LCR (the “Revised LCR”) on January 15, 2021 that are designed to provide more effective protection of public health by reducing exposure to lead and copper in drinking water. The Company is executing an implementation strategy to comply with the new requirements, which were originally mandated by January 2024 but have been delayed until at least late 2024 pending EPA additional review. Capital expenditures and operating costs associated with the Revised LCR will be determined once the EPA completes its additional review, but as previously noted, costs associated with compliance with federal water quality regulations have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates.

The Company currently estimates that less than 5% of the service lines within its regulated service territories contain lead on either the Company or customer portion of the service line. The Company is replacing LSLs as part of its ongoing water main replacement and service line renewal projects. The Company’s goal is to work with the communities it currently serves to replace a significant majority of presently known LSLs in most of its service areas by the end of 2030, at an estimated cost ranging from $600 million to $1.2 billion. The Company believes this will be attainable for most of its service areas where public policy is supportive of this goal. The IIJA was signed into law in November 2021 and provides for up to $15 billion for lead service line replacement through drinking water state revolving funds. The Company is awaiting further guidance on eligibility, the application process and the distribution of these funds. With regard to future acquisitions, the Company will work with those communities as part of the acquisition process to set LSL removal goals appropriate for those systems. The prioritization of LSL removal is dependent on several factors, including the Company’s planned water main and service line renewal projects, adjacent projects by municipalities or other utilities, LCR compliance monitoring results, and cooperation with its customers with respect to replacing the customer-owned portion of the LSL as necessary. In certain cases, these and other factors may result in a shorter or longer time frame for replacement. Because replacing the external LSL in its entirety is advised by several water industry organizations including the U.S. National Drinking Water Advisory Council, the Lead Service Line Replacement Collaborative, and the American Water Works Association, the Company’s preferred approach is to replace the entire external LSL if lead is found on either the Company or customer portion of the service line; full LSL replacement is also consistent with the Revised LCR. The Lead Service Line Replacement Collaborative is a diverse group of public health, water utility, environmental, labor, consumer and housing organizations from across the country working together to encourage communities to accelerate the full replacement of LSLs through collaborative efforts at the local level.
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
The Company continues to leverage its expertise and collaborates with the EPA and state agencies to help establish effective environmental, health and safety, and water quality standards and regulations. This relationship includes the sharing of the Company’s research, such as its treatment and distribution system optimization research and its national water quality monitoring data. The Company’s engagement with the EPA provides it with early insight into emerging regulatory issues and initiatives, thereby allowing the Company to anticipate and to accommodate its future compliance requirements. The Company also frequently engages with the Centers for Disease Control and Prevention, other state environmental agencies, and national and international water research foundations. The Company believes that continued R&D activities are critical for providing safe, reliable and affordable services, as well as maintaining its leadership position in the industry, which provides the Company with a competitive advantage as it seeks business and operational growth.

Contaminants of Emerging Concern
Contaminants of emerging concern include numerous chemicals such as PFAS, pharmaceuticals, personal care products, pesticides, herbicides, endocrine disrupting compounds and industrial chemicals, as well as certain naturally occurring microbes, such as bacteria, viruses and parasites, which have been detected in drinking water supplies, for which the risk to the public’s health is not fully understood and/or has not been assessed. Technological advances have only recently made it possible to detect many of these contaminants at trace levels. The ability to detect contaminants, even at trace levels, has invited discussion about these contaminants among regulators and government agencies, which in turn shapes the public’s perception of drinking water quality.
The Chemicals Abstract Service Registry contains over 192 million registered chemicals, with an estimated 1,400 species of disease-causing microbes that can affect humans. The Company is continually investigating new substances and contaminants, employing a team of scientists, engineers and public health professionals to identify threats to its water supply, to act on emerging regulations and new health advisories, and to evaluate the benefits of alternative or advanced treatment technologies. The Company utilizes water quality testing equipment and implements new and emerging technologies to help detect potential water supply contamination issues. Examples of the Company’s efforts include:
•monitoring impacts of the COVID-19 pandemic on environmental virus loads and removal efforts through wastewater systems;
•characterizing factors that contribute to the formation of potentially carcinogenic disinfection by-products to define best practices for their mitigation;
•using its research findings to communicate information to its customers regarding potential actions to limit occurrences of Legionella in their buildings; in this regard, the Centers for Disease Control and Prevention statistics indicate that water-associated disease from Legionella is on the rise, with exposure typically associated with customer-owned plumbing systems in large buildings;
•defining a framework to support management or possible future regulation of opportunistic pathogens;
•developing expanded monitoring methods for PFAS compounds and piloting treatment techniques;
•leading a PFAS risk communication strategy for the water sector;
•using innovative technologies to detect and manage algal blooms to help prevent taste and odor events and cyanotoxins before they get to the water treatment plant;
•monitoring of taste and odor issues that impact customer satisfaction using expanded analytical methods to detect compounds, and evaluating and recommending treatment practices;
•implementing water source assessment tools, including sensors and data analytics, to evaluate and track chemical storage and aid in the identification of source water contamination events;
•developing methodology and advanced measurement techniques for contaminants of emerging concern to investigate transport, occurrence and treatment; and
•implementing activated carbon, biofiltration and ion exchange treatment to seek to control contaminants of emerging concern.
Service Company and Security
American Water Works Service Company, Inc. (“Service Company”) is a wholly owned subsidiary of the Company that provides support and operational services to the Company and its affiliates. These services are predominantly provided to the Company’s Regulated Businesses under contracts that have been approved by PUCs, where necessary, and are also provided to its Market-Based Businesses as requested or may otherwise be necessary. Services provided by Service Company may include accounting and finance, administration, business development, communications, compliance, education and training, engineering, health and safety, human resources, information systems, internal audit, investor relations, legal and governance, operations, procurement, R&D, rates and regulatory support, security, risk management and insurance, treasury, and water quality. Service Company also provides customer support to the Company’s Regulated Businesses, which includes call handling, billing, a major accounts program and other related services. Services are provided by Service Company at cost, enabling the Company’s operating subsidiaries to fulfill their responsibilities in a cost-effective manner, while providing them access to in-depth, functional expertise.

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
Environmental, Social Responsibility and Governance
The Company considers environmental, social responsibility and governance (“ESG”) principles fundamental to its corporate strategy and values. Integration of these principles into the Company’s daily operations emphasizes its belief that “how” a company operates is just as important as “what” a company does. The Company’s vision and values drive its strategies, which are centered on five central themes:
•Safety—The safety of the Company’s employees and customers is the number one focus for American Water.
•Customers—The Company’s customers are at the center of everything it does, helping the Company to shape its strategic priorities.
•People—Maintaining an environment that is open, transparent, diverse and inclusive, and where the Company’s people feel valued, included and accountable, is critical to the Company’s ability to serve its customers every day.
•Operational Excellence—The Company strives to find better and more efficient ways to do business, and to provide safe, clean and affordable water services for its customers.
•Growth—The Company believes that through growth, it can invest in creating more jobs, better training and benefits, and improved infrastructure in its communities. The Company’s growth also creates greater efficiencies of scale and drives improved customer affordability, which benefits all of its stakeholders, including shareholders.
In 2021, the Company issued its sixth biennial Sustainability Report, covering its sustainability performance for calendar years 2020 and 2019. This report can be accessed on the Company’s website. In addition, the Company issued its first annual Inclusion & Diversity Report, which shares the inclusion and diversity strategies, practices, policies, and programs from across the business. The Company’s values and actions have achieved prestigious recognition by many leading firms devoted to recognizing companies that demonstrate ESG leadership. Most recently, the Company received the highest S&P Global Ratings ESG Evaluation score given to a U.S. company and the third highest globally, and was ranked 19th within Barron’s list of the 100 Most Sustainable Companies. Additionally, the Company was included in the Bloomberg Gender Equality Index for the fourth consecutive year, and the Company recently achieved the ranking of sixth on the Corporate Knights’ Global 100 Most Sustainable Corporations in the World index.
The following goals and actions highlight the Company’s commitment to embedding ESG principles throughout its business:
Environmental and Sustainability
•Energy and Emissions for the Company’s Regulated Businesses
•The Company clarified its existing goal to reduce by more than 40% its greenhouse gas (“GHG”) emissions by 2025, from a 2007 baseline, as an absolute measurement of its scope 1 (direct) emissions, and scope 2 (indirect, derived from the Company’s purchases of energy) emissions.
•The Company lowered its GHG emissions through December 31, 2020 by approximately 36% since its base year of 2007. GHG emissions data for the full calendar year 2021 is expected to be released in April 2022.
•Water Efficiency and Resiliency for the Company’s Regulated Businesses
•The Company established a water efficiency goal to meet customer needs while saving 15% in water volume delivered per customer by 2035, compared to a 2014 and 2015 averaged baseline. The Company has lowered its water delivery per customer over the last three years. The Company reduced its water volume delivered per customer compared to a 2015 baseline by 5.0%, 5.3% and 4.3% as of December 31, 2021, 2020, and 2019, respectively.

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
•Approximately 10-12% of the Company’s total projected capital investment over the next five years is dedicated to resiliency, accounting for approximately $1.2 billion to $1.4 billion allocated to renewing and improving assets of the Regulated Businesses.
•Policy Leadership
•The Company employs a team of R&D scientists dedicated to partnering with water research organizations on water quality and technology-based source water monitoring.
•The Company collaborates and partners with federal and state agencies to support effective environmental, health and safety and water quality standards and regulations.
Social Responsibility
•Customers
•For 2021, the Company achieved an aggregate customer satisfaction rating in the top quartile among the Company’s industry peer group.
•To better reflect the customers that the Company serves, the Company increased spend with diverse suppliers and small businesses in 2021 by more than 10% year over year.
•Employees
•During 2021, over 109,000 hours of safety training were completed by the Company’s employees.
•The Company has made significant progress toward its zero injuries goal, reducing workplace injuries by 66% since 2015. Through year end 2021, the Company has further reduced its OSHA recordable injury rate (“ORIR”) to 0.97, the lowest in the Company’s recorded history, which is approximately two times better than the water industry average.
•During 2021, approximately 86% of the Company’s job requisitions had a diverse candidate pool, with approximately 58% of transfers or promotions filled by diverse individuals.
•In 2021, the Company named Cheryl Norton as its first female Executive Vice President and Chief Operating Officer.
•Communities
•In December 2021, the Company authorized the contribution of $45 million to the American Water Charitable Foundation (“AWCF”), a 501(c)(3) private foundation established by American Water in 2010.
•More than $941 thousand was donated in 2021 by the Company’s employees and the AWCF through workplace giving campaigns including the United Way, Water For People and other volunteering giving campaigns that supported more than 1,500 public charities nationwide.
Governance
•Board and Committees
•The Board of Directors and each of its standing committees are led by an independent, non-executive chairperson.
•The Board of Directors met 14 times in 2021.
•The Board of Directors reflects gender, racial and experiential diversity. As of December 31, 2021, 54.5% of the Company’s directors voluntarily self-identified as female or racially diverse.
•The Company’s average director tenure was approximately 7.2 years as of December 31, 2021.

•Demonstrated and Representative Expertise
•The members of the Company’s Board of Directors have demonstrated expertise, including, among others, experience in utility and finance operations, customer service, cybersecurity, the military, financial services and capital markets, service as a public company CEO, CFO and/or board member, and management of global operations.
•Transparency
•The Company discloses on its website its Political Contributions Policy and, on an annual basis, information related to its political contributions and lobbying expenditures.
•The Company makes available on its website its ESG goals and achievements.
Human Capital Resources
Overview
The Company’s people are a critical part of its business, and the Company’s investment in its people begins with recruitment of qualified and diverse talent. The Company believes that representing the communities in which it serves plays a key role in its ability to serve its customers and improves its talent. The Company promotes an inclusive culture where its employees are given the opportunity to develop to their fullest potential and understand that they directly contribute to the Company’s ability to operate, grow and serve its customers. The Company believes that investing in the safety, health and well-being of its employees is a key component of its people and culture goals, and that these investments in its people allow employees to generate great ideas, provide quality customer service and make a difference in the lives of the Company’s customers.
Employee Health and Safety
A longstanding value and strategy of the Company is safety. In this regard, the Company continues to focus on the safety of its employees and contractors so that they may return home from work in the same, or better, condition than when they arrived. The Company strives for all employees to feel emotionally safe, live a healthy lifestyle and be physically safe at work and at home. The Company assesses occupational health and safety to measure performance across the entire organization, with the ultimate goal of achieving zero incidents, injuries and fatalities for the Company’s employees and contractors.
To uphold the Company’s commitment to safety, the Company’s employees completed over 100,000 hours of employee safety training during 2021. Additionally, through frequent labor-management meetings, the Company encourages open exchanges to explore new ways to further enhance safety on the job. All employees are empowered to demonstrate safety leadership by taking the time they need to complete a task safely and to use “Stop Work Authority” — the power to stop working immediately whenever they believe a task is unsafe — to personally mitigate the hazard or issue or collaborate with management to create a safe situation. The Company believes that this Stop Work Authority is so important that it is stated on the back of every employee’s identification badge.
For 2021, the Company had its lowest ORIR injury rate in its recorded history, achieving a 2% reduction compared to 2020, even though labor hours increased by 5%. Also, the number of injuries for purposes of the Company’s Days Away Restricted or Transferred (“DART”) rate decreased by 14% compared to 2020. For 2021, the Company’s ORIR was 0.97 (64 injuries) and its DART rate was 0.54 (36 injuries), compared to an ORIR of 0.99 (63 injuries) and a DART rate of 0.63 in 2020.
In 2021, American Water teams led by promoting safety leading indicator activities, including pre-job safety briefings and near miss reporting, and by achieving internal Certified Safe Worker designations. Near miss reports, where employees report potential hazards or incidents in a safe and secure manner, increased by 27% in 2021 over 2020, and 99% of near miss incident corrective actions were completed within 30 days, meeting the Company’s 2021 goal. The Company utilizes near miss reporting and timely corrective actions as key measurements of employee engagement and safety performance.
Understanding that some employees may have delayed seeking preventative or other medical care due to the COVID-19 pandemic, a 2021 priority for the Company was to encourage employees to increase their utilization of preventative exams. Through the Company’s marketing efforts and targeted incentives in its myWellness program, the Company sought to encourage employees to take preventative health actions. The number of total preventative care exams completed by the Company’s employees increased by 15% during 2021 compared to 2020.

Supporting Employees During the COVID-19 Pandemic
American Water remains committed to the health, well-being and safety of its employees and families, as well as its customers and communities. The Company’s Emergency Crisis Response Team (“ECRT”) continued to deploy a COVID-19 contact tracing program to reduce the risk of COVID-19 transmission at work. The ECRT consistently monitors current events and the latest public health guidance and adjusts workplace safety measures and the Company’s COVID-19 guidance accordingly. During the pandemic, American Water provided temporary medical and emotional health benefits, including paid time off and emergency leave. The Company also supported employees and their families during the uncertainty of the pandemic by providing additional resources, such as enhanced well-being support, workplace flexibility, back-up dependent care, caretaker database discounts and academic support. American Water did not lay off any employees due to the pandemic.
As an essential business that must continue to provide water and wastewater services during the COVID-19 pandemic, the Company continued to focus on the care and safety of its employees, contractors, vendors and others who work at or visit the Company’s worksites. In 2021, as COVID-19 vaccines became more readily available, the Company began planning for the reintegration of those who had been working remotely back to its work facilities, and also began to implement safety protocols based on current COVID-19 health guidance for the return of employees to perform work in customers’ homes. Furthermore, the Company has continued to support employee health and safety by providing safety training and resources, continuing to enforce safety protocols such as maintaining social distancing, requiring the use of face coverings at work, and encouraging good hygiene and frequent handwashing and cleaning of work areas. The Company continues to receive input from its employees via pulse surveys throughout the COVID-19 pandemic, which has also helped to shape the Company’s pandemic-related responses and a flexible return to hybrid work where possible. Throughout the fall of 2021, managers and employees who had been working remotely during the pandemic began to return to the Company’s offices and facilities with increasing frequency, in preparation for a three-day in-person, two-day remote work week, where feasible.
Inclusion, Diversity and Equity
In 2021, the Company continued to evolve its inclusion and diversity strategic framework to include equity. The Company defines equity as fair treatment, access, opportunity and advancement for all people, while also eliminating barriers that may prevent some groups from full participation. The Company promotes an environment where inclusion, diversity and equity are embedded in its culture. At all levels, the Company strives to understand, respect, value and provide equal opportunity to each employee. The Company seeks to foster an environment where employees’ differences are embraced and celebrated. The Company holds as an essential concept the right of employees to proudly share their ideas and unique perspectives in an environment built on mutual respect, equity and inclusion. The Company is committed to diversity among its workforce, executive and senior management leadership teams, by reflecting the diversity of the communities in which the Company serves. The Company expects all of its leaders to lead with inclusion, diversity and equity.
During 2021, the Company published its first Inclusion & Diversity Report. The report shares the Company’s diversity strategies, practices, policies and programs from across the business and includes more than 100 data points related to building a culture of inclusion. The following graphic highlights the Company’s principal employee inclusion, diversity and equity metrics for 2021 based on its employee headcount as of January 1, 2022, and which are based on responses from employees who voluntarily self-reported this information to the Company.

INCLUSION, DIVERSITY, & EQUITY
24.1% FEMALE
19.8% ETHNICALLY & RACIALLY DIVERSE
6.4% VETERAN/ MILITARY STATUS
2.4% EMPLOYEES W/ DISABILITIES
1.2% LGBTQ+
0.2% VETERAN/MILITARY SPOUSE

During 2021, 85.6% of the Company’s hiring candidate pools were diverse. For this purpose, diversity refers to gender, race, ethnicity, disability and/or veteran/military status, based on voluntary, self-identified employee information.
The Company maintains active memberships with groups such as Hiring our Heroes, Military Spouse Employment Partnership, American Corporate Partners, CEO Action for Diversity and Inclusion, Disability:IN, Paradigm for Parity, and Out and Equal, to further enhance its ability to recruit and retain diverse employees. Among this year’s recognitions, the Company was designated as a 2021 Military Friendly® Top 10 Gold Employer and recognized by Military Times for its industry-leading efforts on hiring and supporting U.S. military veterans. The Company was also a top scorer in the 2021 Disability Equality Index for the third consecutive year and was recognized by U.S. Veterans Magazine as a veteran-friendly company and as an organization with a veteran-friendly supplier diversity program.
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
In 2021, the Company launched four employee business resource groups (“EBRGs”), which represent diverse employee demographics (Women, African American/Black, LGBTQ+ and Disabilities) throughout the Company. EBRGs offer opportunities for employees to share ideas and best practices, and to create measurable and long-lasting positive impacts on the Company’s culture. The Company’s Inclusion and Diversity Advisory Council oversees the formation, goals and actions of the EBRGs to support the Company’s inclusion diversity and equity priorities.
To further its commitment to inclusion, diversity and equity, and in response to feedback from employees about work-life balance, in 2021, the Company announced a new Inclusion Holiday Swap benefit, to allow the opportunity for all employees to swap a Company holiday with another day of their choosing that more closely reflects their personal values, beliefs or culture. In addition, the Company is evaluating the implementation of workforce diversity goals in certain of its compensation programs.
Total Rewards
Employees are considered the Company’s greatest assets and the Company views their overall well-being to be as important as their physical safety. American Water’s health and well-being programs aim for employees to go home in the same or better condition than when they came to work. Health and well-being programs are approached holistically by offering the following benefits, among others: medical, prescription, dental, vision, disability and life insurance coverage, as well as a health and wellness program and a menu of additional voluntary benefits. The Company’s Total Rewards programs are designed to reflect many aspects of employee health and well-being, cultivate an inclusive workforce and motivate, attract and retain talent to seek to achieve the Company’s strategic business priorities.
As part of Total Rewards, the Company provides a comprehensive compensation and benefit program designed to recognize the vital roles the Company’s employees play. Further, all of the Company’s employees, including those who are union-represented, participate in the Company’s Annual Performance Plan, to promote alignment in bonus compensation to the Company’s short-term performance goals. Moreover, all employees who average 30 hours or more per week receive full-time benefits. Approximately 90% of all benefit eligible employees are enrolled in the Company’s healthcare benefits. Full-time employees pay approximately 16% of the total cost of medical, dental and vision coverage. The Company offers its non-union employees who average 20 to 30 hours per week medical, dental and vision coverage at 50% of the total cost. Additional medical benefits include coverage for applied behavior analysis, autism treatment, transgender services and hearing aids, as well as a fertility assistance benefit to assist employees in building a family. The Company also offers additional employment benefits, including holiday, vacation and sick time, which are at levels generally greater than or equal to those offered by other companies in the utility industry. For example, the Company offers its employees up to two weeks of paid leave in connection with the birth, adoption or foster placement of a child, or to take care of a sick family member.
The Company believes that good emotional and mental health is fundamental, and offers a behavioral health benefit to assist employees and their families to maintain their well-being. Additionally, the Company offers an employee assistance program (EAP) that provides all employees and their eligible dependents with access to a variety of support resources free of charge. The EAP provides confidential support through its Work-Life Specialists to help individuals who are experiencing a variety of challenges, including financial, legal, family and emotional needs. The EAP provides guidance, resources and expert referrals based on an individual’s needs. In addition, the Company provides all employees and their families with access to an interactive online wellness program that supports and encourages a healthy lifestyle both at work and at home. In 2021, the Company enhanced its internal myWellness website to include additional tools and activities for employees, including customized programs and action cards tailored to an individual’s self-identified health needs.
Talent Development
The Company provides learning opportunities and work experiences to equip its employees with the tools, skills, and competencies they need to operate safely and effectively and to grow professionally. To this end, the Company has established an Employee Experience and Talent Development team to help develop and deploy programs that are designed to attract, motivate, develop and retain talented employees, and foster a learning culture. The Company requires every employee, including its union-represented employees, to complete a minimum of 25 hours of training each year (an increase in the 20-hour requirement for 2020). Approximately 98% of active full-time employees hired before October 1, 2021 met this requirement for 2021, with over 331,000 hours of total training completed during the year, including approximately 109,000 hours of safety training. In addition to required role-based training, managers assist employees to identify professional development opportunities to help them reach their full potential and grow their careers. Additionally, in 2021, approximately 58% of the Company’s internal employee transfers and promotions were diverse (defined as female, minority, disability, military, military spouse, and LGBTQ+ status, based on voluntary employee self-identification), which reflects the Company’s commitment to employee development and career growth as well as the Company’s focus on diversity, inclusion and equity, and a desire for its employees to reflect the communities in which it operates.
Developing talent and ensuring a pipeline to executive leadership is a critical priority for the Company. During 2021, the Company engaged in succession planning activities for the Company’s critical positions and executive leaders. These succession plans aid in providing continued leadership for the growth and future of the Company’s business, while also seeking to promote diversity, retention and development. In addition to succession of executive leadership roles, in 2022, the Company plans to focus on talent reviews, which will include identification of critical skill and competency areas, a focus on diverse emerging talent, and a discussion of strengths, gaps, and development plans. Talent reviews will be conducted for a select group of employees, including employees who are being assessed for senior leadership or other critical roles.
Employee Experience
The Company’s employee value proposition (“EVP”) focuses on employee experience as an influencer of an employee’s opinions and emotional response about the Company as an employer. The Company continually seeks to shape and refine its employee experience, and therefore its EVP, by offering an inclusive employee culture, employee development opportunities and competitive compensation and benefits. In developing its current EVP, the Company identified components that it believes are important to its employees and then solicited and received feedback from over 400 Company employees on those components to understand better the aspects that they value from their employer. From this employee outreach, and as a part of its EVP, the Company developed weCare, which is comprised of the following five components: deeper connections, personal growth, shared purpose, flexibility and well-being.
Workforce Data
As of January 1, 2022, the Company had approximately 6,400 employees. For 2021, the Company’s employee turnover rate, which the Company defines as the ratio of the number of separated employees to the 12-month average headcount during 2021, was 13.1%, up from 7.4% in 2020. American Water seeks to reduce employee turnover by assessing its EVP and through its efforts to foster the Company’s employee experience.

As of January 1, 2022, approximately 47% of the Company’s workforce was represented by unions, which include 73 collective bargaining agreements with 14 different unions. Additionally, in 2022, the Company has begun to negotiate two new collective bargaining agreements, which would cover approximately 180 employees. During 2022, 21 of the Company’s collective bargaining agreements are set to expire in accordance with their terms and the Company expects to be able to negotiate these agreements during the year. The Company collaborates with union leadership on topics such as safety, customer, technology and employee benefits in forums such as the Joint Healthcare Committee, National Labor Management Committee and the annual Labor Management Conference.
Board Oversight
The Executive Development and Compensation Committee (“ED&CC”) of the Board of Directors establishes and reviews the Company’s overall compensation philosophy and oversees the compensation and benefits plans and programs for its executive officers. The ED&CC oversees the process of planning for executive officer succession. It also provides oversight of the Company’s inclusion, diversity and equity programs and initiatives. Further, the ED&CC is responsible for reviewing and assessing, at least annually, the Company’s culture and related culture engagement, its organizational and leadership development plans and programs, and its programs designed to identify, attract and retain high-potential employees.
Information About Our Executive Officers
Presented in the table below are the name, age, offices held and business experience for each of the Company’s executive officers, as of February 16, 2022:

Name	Age	Office and Experience
M. Susan Hardwick	59
President, Chief Executive Officer and Chief Financial Officer. Ms. Hardwick joined the Company in June 2019 as its Executive Vice President—Finance and has served as its Executive Vice President and Chief Financial Officer since July 2019. From December 7, 2021 until January 31, 2022, Ms. Hardwick also served as Interim Chief Executive Officer, and, on February 2, 2022, was elected as President and Chief Executive Officer. Ms. Hardwick previously served as the Executive Vice President and Chief Financial Officer of Vectren Corporation, which was sold to CenterPoint Energy, Inc., an electric and natural gas utility, on February 1, 2019. Ms. Hardwick joined Vectren Corporation in January 2000 and served in a variety of positions, including: Vice President, Controller and Assistant Treasurer; Senior Vice President, Finance; Senior Vice President, Chief Financial Officer; and Executive Vice President and Chief Financial Officer. Prior to joining Vectren, Ms. Hardwick was Assistant Corporate Comptroller at Cinergy Corp. She began her career with Arthur Andersen & Co. Ms. Hardwick is a Certified Public Accountant. Since September 2020, Ms. Hardwick has served on the Board of Directors of New Jersey Resources Corporation, a diversified energy services company, where she is currently serving a three-year term expiring in 2024, and since January 1, 2021, she has served as a member of its Audit Committee.

Maureen Duffy	52
Senior Vice President, Communications and External Affairs. Ms. Duffy has served as Senior Vice President, Communications and External Affairs since January 2020 and has been an executive officer of the Company since June 2020. Prior to that, Ms. Duffy served as Vice President, Corporate Communications and Federal Affairs from May 2017 to December 2019 and Vice President, Corporate Communications and External Affairs from September 2011 to May 2017. From July 2006 to September 2011, Ms. Duffy held various positions of increasing responsibility in the Company’s internal and external corporate communications function. From November 1999 to July 2006, she held various positions with the Company’s New Jersey subsidiary, including Government Affairs/Media Specialist, Communications Manager and Director of Corporate Communications. Prior to joining American Water, Ms. Duffy reported and produced news for WNJN/WNET-TV.

Melanie M. Kennedy	48
Executive Vice President, Chief Human Resources Officer. Ms. Kennedy has served as the Company’s Executive Vice President, Chief Human Resources Officer since December 9, 2021, and as Senior Vice President, Chief Human Resources Officer from December 2020 to December 2021. Prior to that, she served as the Company’s Senior Vice President, Human Resources from March 2017 to December 2020. From August 2014 through February 2017, Ms. Kennedy served as the Company's Vice President, Human Resources, and from August 2012 to August 2014, she served as Director, Human Resources in the Company’s Northeast Division. Ms. Kennedy initially joined the Company in 2007, and before that time, she practiced law for nine years.

Name	Age	Office and Experience
James S. Merante	47
Vice President and Treasurer. Mr. Merante has served as the Company’s Vice President and Treasurer since February 2019. Prior to that, Mr. Merante was Vice President, Internal Audit from February 2018 to February 2019, and served as Divisional Chief Financial Officer for the Company’s Mid-Atlantic Division from July 2014 until February 2018. Mr. Merante is a Certified Public Accountant.

Adam Noble	56
Chief Technology and Innovation Officer. Mr. Noble has over 30 years of collective experience in the information technology sector. Mr. Noble joined the Company in August 2020 as its Chief Technology and Innovation Officer. Prior to joining the Company, Mr. Noble served as Senior Vice President and Chief Information Officer of Veritiv Corporation, a North American business-to-business distributor of packaging and facility solutions, since June 2019. Previously, Mr. Noble served as Senior Vice President and Global Chief Information Officer at GAF Materials Corporation, a global manufacturing company, from May 2010 to March 2019, and as its Vice President and Chief Information Officer from May 2006 to April 2010.

Cheryl Norton	57
Executive Vice President and Chief Operating Officer. Ms. Norton has over 30 years of employment with the Company serving in various roles, including operational leadership, environmental stewardship, laboratory management and research. She has been serving as the Company’s Executive Vice President and Chief Operating Officer since March 1, 2021 and served as its Senior Vice President, Chief Environmental Officer from March 2020 to March 2021. She was also the Company’s Senior Vice President, Eastern Division and President of its New Jersey subsidiary from March 2019 to March 2021. Prior to that, Ms. Norton served as President of the Company’s Missouri subsidiary from November 2015 to March 2019, and President of its Kentucky subsidiary from January 2011 until November 2015. In addition, Ms. Norton also serves as a member of the Board of Directors of the Water Research Foundation.

Melissa K. Wikle	56
Chief Accounting Officer. Ms. Wikle joined the Company in July 2016 as its Vice President and Controller and assumed the duties of the Company’s principal accounting officer in August 2016. She has served as Chief Accounting Officer since December 9, 2021. Prior to joining the Company, Ms. Wikle served as Corporate Controller and Chief Accounting Officer of Columbus McKinnon Corporation, a publicly traded worldwide designer, manufacturer and marketer of material handling products, systems and services, since April 2011. Ms. Wikle is a Certified Public Accountant.

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
The Company maintains a website at https://amwater.com. Information contained on the Company’s website, including its Sustainability Report, its Inclusion and Diversity Annual Report, and other reports or documents, shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks. The Company recognizes its website as a key channel of distribution to reach public investors and as a means of disclosing information to comply with SEC Regulation FD.
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

ITEM 1A.    RISK FACTORS
We operate in a market and regulatory environment that involves significant risks, many of which are beyond our control. In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following material factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position, results of operations, cash flows and liquidity.
Risks Related to Our Industry and Business Operations
Our Regulated Businesses are subject to extensive regulation by state PUCs and other regulatory agencies, which significantly affects our business, financial condition, results of operations and cash flows. Our Regulated Businesses also may be subject to fines, penalties and other sanctions for an inability to meet these regulatory requirements.

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
Approval by the PUCs is also required in connection with other aspects of our Regulated Businesses, which are required to have numerous permits, approvals and certificates from the PUCs that regulate their businesses and authorize acquisitions, dispositions, debt and/or equity financing, and, in certain cases, affiliated transactions. Some state PUCs are empowered to impose financial penalties, fines and other sanctions for non-compliance with applicable rules and regulations. Although we believe that each utility subsidiary has obtained or sought renewal of the material permits, approvals and certificates necessary for its existing operations, we are unable to predict the impact that future regulatory activities may have on our business.

PUCs and other governmental authorities have taken, and may continue to take, emergency or other actions in light of the on-going COVID-19 pandemic that may impact us, including prohibiting the termination of service for non-payment and extending or delaying procedural schedules in our regulatory proceedings. We are unable to predict the range of impacts that the ongoing COVID-19 pandemic and other related events may have on our ability to obtain these approvals as needed or requested by our Regulated Businesses in the ordinary course or at all, or the nature or impacts of any further emergency or other action that may be taken by the PUCs or other governmental authorities.
In any of these cases, our business, financial condition, results of operations, cash flows and liquidity may be adversely affected. Even if the rates approved are sufficient, we face the risk that we will not achieve the rates of return on our invested capital to the extent permitted by state PUCs. This could occur if certain conditions exist, including, but not limited to, water usage is less than the level anticipated in establishing rates, customers increase their conservation efforts, or we experience unanticipated impacts of the on-going COVID-19 pandemic, or if our investments or expenses prove to be higher than the levels estimated in establishing rates.
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
We may also incur liabilities if, under environmental laws and regulations, we are required to investigate and clean up environmental contamination, including potential releases of hazardous chemicals, such as chlorine, which we use to treat water, or at off-site locations where we have disposed of residual waste or caused an adverse environmental impact. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs and could adversely affect our financial condition, results of operations, cash flows and liquidity. Such remediation costs may not be covered by insurance and may make it difficult for us to secure insurance at acceptable rates in the future.
Attention is being given to contaminants of emerging concern, including, without limitation, chemicals and other substances that currently do not have any regulatory standard in drinking water or have been recently created or discovered (including by means of scientific achievements in the analysis and detection of trace amounts of substances). Examples of sources of contaminants include, but are not limited to, newly created chemical compounds (including, for example, manufactured nanomaterials); human and veterinary products; perfluorinated and polyfluorinated compounds; bacteria, microbes, viruses (including the coronavirus), amoebae and other pathogens; and residual by-products of disinfection. We rely upon governmental agencies to set appropriate regulatory standards to protect the public from these and other contaminants, and our role is to provide service that meets these standards, if any. In some of our states, PUCs may disapprove of cost recovery, in whole or in part, for implementation of treatment infrastructure for a contaminant in the absence of a regulatory standard. Furthermore, given the rapid pace at which these contaminants are being created and/or discovered, we may not be able to detect and/or mitigate all such substances in our drinking water system or supplies, which could have a material adverse impact on our financial condition, results of operations and reputation. In addition, we believe these contaminants may form the basis for additional or increased federal or state regulatory initiatives and requirements in the future, which could significantly increase the cost of our operations.
Limitations on availability of water supplies or restrictions on our use of water supplies as a result of government regulation or action may adversely affect our access to sources of water, our ability to supply water to customers or the demand for our water services.
Our ability to meet the existing and future demand of our customers depends on the availability of an adequate supply of water. As a general rule, sources of public water supply, including rivers, lakes, streams, groundwater aquifers and recycled water sources, are held in the public trust and are not generally owned by private interests. As a result, we typically do not own the source water that we use in our operations, and the availability of our water supply is established through allocation rights (determined by legislation or court decisions) and passing-flow requirements set by governmental entities or by entering into water purchase agreements. These requirements, which can change from time to time, and vary by state or region, may adversely impact our water supply. Supply issues, such as drought, overuse of sources of water, the protection of threatened species or habitats, contamination or other factors may limit the availability of ground and surface water. If we are unable to secure available or alternative sources of water, our business, financial condition, results of operations and cash flows could be adversely affected.
For example, in our Monterey County, California operations, we are seeking to augment our sources of water supply, principally to comply with an October 2009 cease and desist order (the “2009 Order”), as amended by a July 2016 order (the “2016 Order”), of the SWRCB that requires our California subsidiary to significantly decrease its diversions from the Carmel River in accordance with a reduction schedule that terminated on December 31, 2021 (the “2021 Deadline”). See Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions, which includes additional information regarding this matter. We are also required to augment our Monterey County sources of water supply to comply with the requirements of the Endangered Species Act. Beginning in January 2022, Cal Am currently expects that it will be able to comply with the diversion reduction requirement schedule contained in the 2016 Order, but continued compliance with the diversion reduction requirements for 2023 and future years will depend on successful development of alternate water supply sources sufficient to meet customer demand. The 2009 Order and the 2016 Order remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order may result in material additional costs or obligations, including fines and penalties against our California subsidiary in the event of noncompliance with the 2009 Order and the 2016 Order, which could have a material adverse effect upon us and our business, results of operations and cash flows.
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
The issue of climate variability is receiving increasing attention nationally and worldwide. There is consensus among climate scientists that there will be worsening of weather volatility in the future associated with climate variability. Many climate variability predictions present several potential challenges to water and wastewater utilities, including us, such as:
•increased frequency and duration of droughts;
•increased precipitation and flooding;
•increased frequency and severity of storms and other weather events;
•challenges associated with changes in temperature or increases in ocean levels;
•potential degradation of water quality;
•decreases in available water supply and changes in water usage patterns;
•increases in disruptions in service;
•increased costs to repair damaged facilities; or
•increased costs to reduce risks associated with the increasing frequency and severity of natural events, including to improve the resiliency and reliability of our water and wastewater treatment and conveyance facilities and systems.
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
The current regulatory rate setting process may result in a significant delay, also known as “regulatory lag,” from the time that we invest in infrastructure improvements, incur increased operating expenses as a result of inflation or other factors, incur increased cost of capital, including as a result of increasing short- and long-term rates, or experience declining water usage, to the time at which we can seek to address these events in rate case applications; our inability to mitigate or minimize regulatory lag could adversely affect our business.
There is typically a delay, known as “regulatory lag,” between the time our Regulated Businesses make a capital investment or incur an operating expense increase and the time when those costs are reflected in rates. In addition, billings permitted by state PUCs typically are, to a considerable extent, based on the volume of water usage in addition to a minimum base rate. Thus, we may experience regulatory lag between the time our revenues are affected by declining usage and the time we are able to adjust the rate per gallon of usage to address declining usage. Our inability to mitigate or reduce regulatory lag could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.
We endeavor to mitigate or reduce regulatory lag by pursuing constructive regulatory practices. For example, two of our states have approved revenue stability mechanisms that adjust rates periodically to ensure that a utility’s revenue will be sufficient to cover its costs regardless of sales volume, including recognition of declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently. In addition, 10 of our state PUCs permit rates to be adjusted outside of the general rate case application process through surcharges that address certain capital investments, such as replacement of aging infrastructure. These surcharges are adjusted periodically based on factors such as project completion or future budgeted expenditures, and specific surcharges are eliminated once the related capital investment is incorporated in new PUC approved rates. Furthermore, in setting rates, nine of our state PUCs allow us to use future test years, which extend beyond the date a rate request is filed to allow for current or projected revenues, expenses and investments to be reflected in rates on a more timely basis. Other examples of such regulatory practices include expense mechanisms that allow us to increase rates for certain cost increases that are beyond our control, such as purchased water costs, property or other taxes, or power, conservation, chemical or other expenditures. These mechanisms enable us to adjust rates in less time after costs have been incurred than would be the case under a general rate case application process without the mechanisms.
While these mechanisms have mitigated or reduced regulatory lag in several of our regulated states, we continue to seek approval of regulatory practices to mitigate or reduce regulatory lag in those jurisdictions that have not approved them. Furthermore, PUCs may fail to adopt new surcharges and existing mechanisms may not continue in their current form, or at all, or we may be unable or become ineligible to continue to utilize certain of these mechanisms in the future. Although we intend to continue our efforts to seek state PUC approval of constructive regulatory practices to mitigate or reduce regulatory lag, our efforts may not be successful, or even if partially successful, our business, financial condition, results of operations, cash flows and liquidity may be materially and adversely affected.
Changes in laws and regulations can significantly and materially affect our business, financial condition, results of operations, cash flows and liquidity.
The impact of any future revisions or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to our Regulated Businesses is uncertain. Changes in laws or regulations, the imposition of additional laws and regulations, changes in enforcement practices of regulators, government policies or court decisions can materially affect our operations, results of operations and cash flows. Certain of the individuals who serve as regulators are elected or political appointees. Therefore, elections which result in a change of political administration or new appointments may also result in changes of the individuals who serve as regulators and changes in the policies of the regulatory agencies that they serve. New laws or regulations, new interpretations of existing laws or regulations, changes in agency policy, including those made in response to shifts in public opinion, or conditions imposed during the regulatory hearing process could have the following consequences, among others:
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
Adverse economic conditions, including the COVID-19 pandemic or other factors, may cause our customers, particularly industrial and large commercial customers, to curtail operations. A curtailment of operations by such a customer typically results in reduced water usage by that customer. In more severe circumstances, the decline in usage could be permanent. Any decrease in demand resulting from difficult economic conditions affecting these customers could adversely affect our financial condition and results of operations. Tariffs in place with respect to our Regulated Businesses may not reimburse us, in whole or in part, for any of these impacts.

Our Regulated Businesses require significant capital expenditures and may suffer if we fail to secure appropriate funding to make investments, experience increases in short- and long-term interest rates or if we experience delays in completing major capital expenditure projects.
The water and wastewater utility business is capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment, and to improve aging infrastructure. In 2021, we invested $1.8 billion in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems will continue into the future and, we believe, will increase. We expect to fund capital improvement projects using cash generated from operations (including, among other things, a portion of the net proceeds from the sales of HOS and our New York subsidiary), borrowings under our revolving credit facility and commercial paper programs and issuances of long-term debt and equity. We may not be able to access our revolving credit facility or the commercial paper, long-term debt and equity capital markets, when necessary or desirable to fund capital improvements on favorable terms or at all. If we are not able to obtain sufficient financing, we may be unable to maintain our existing property, plant and equipment, fund our capital investment strategies, meet our growth targets and expand our rate base to enable us to earn satisfactory future returns on our investments. Even with adequate financial resources to make required capital expenditures, we face the additional risk that we will not complete our major capital projects on time, as a result of supply chain interruptions, construction delays, permitting delays, labor shortages or other disruptions, environmental restrictions, legal and regulatory challenges, or other obstacles. Each of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.
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
Two of our jurisdictions, California and Illinois, have adopted revenue stability mechanisms that permit us to recover the revenues authorized in a general rate case, regardless of sales volume. Revenue stability mechanisms are designed to recognize declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently. In those jurisdictions that have not adopted a revenue stability mechanism, our operating results could continue to be affected by seasonality.
Contamination of water supplies or our water service provided to our customers could result in service limitations and interruptions and exposure to substances not typically found in potable water supplies, and could subject us and our subsidiaries to reductions in usage and other responsive obligations, government enforcement actions, damage to our reputation and private litigation.
The water supplies that flow into our treatment plants or are delivered through our distribution system, or the water service that is provided to our customers, may be subject to contamination, including, among other items, contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from manufactured sources (such as perchlorate, perfluorinated and polyfluorinated compounds, methyl tertiary butyl ether, 1,4-dioxane, lead and other materials, or chemical spills or other incidents that result in contaminants entering the water source), and possible terrorist attacks or other similar incidents. In addition, new categories of contaminants continue to emerge in the water industry. If one of our water supplies or the water service provided to our customers is contaminated, depending on the nature of the contamination, we may have to take responsive actions that could include, among other things (1) limiting use of the water supply under a “Do Not Use” protective order that enables continuation of basic sanitation and essential fire protection, or (2) interrupting the use of that water supply, in whole or in part, potentially impacting basic sanitation and fire protection needs. If service is disrupted, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected. In addition, we may incur significant costs in order to treat the contaminated source through the expansion of our current treatment facilities or the development of new sources of supply or new treatment methods. We may be unable to recover costs associated with treating or decontaminating water supplies through insurance, customer rates, tariffs or contract terms, and any recovery of these costs that we are able to obtain through regulatory proceedings or otherwise may not occur in a timely manner. Moreover, we could be subject to claims for damages arising from government enforcement actions or toxic tort or other lawsuits arising out of an interruption of service or human exposure to hazardous substances in our drinking water and water supplies. See Item 3—Legal Proceedings for information on certain pending lawsuits related to interruptions of water service.
Since we are engaged in the business of providing water service to our customers, contamination of the water supply, or the water service provided to our customers, could result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution, and environmental damage and may be brought by our customers or third parties. Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. We may not be protected from these claims or negative impacts of these claims in whole or in part by tariffs or other contract terms. Negative impacts to our reputation may occur even if we are not liable for any contamination or other environmental damage or the consequences arising out of human exposure to contamination or hazardous substances within the water supply or distributed finished drinking water. In addition, insurance coverage may not cover all or a portion of these losses, and are subject to deductibles and other limitations. Pending or future claims against us could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We are subject to adverse publicity and reputational risks, which make us vulnerable to negative customer perception and could lead to increased regulatory oversight or sanctions.
Our business and operations have a large direct and indirect customer base and, as a result, we are exposed to public criticism regarding, among other things, the reliability of water service, wastewater and related or ancillary services, the quality of water provided, and the amount, timeliness, accuracy and format of bills that are provided for such services. Adverse publicity and negative consumer sentiment arising out of these and other incidents may render legislatures and other governing bodies, state PUCs and other regulatory authorities, and government officials less likely to view us in a favorable light, and may cause us to be susceptible to less favorable legislative, regulatory and economic outcomes, as well as increased regulatory or other oversight and more stringent regulatory or economic requirements. Unfavorable regulatory and economic outcomes may include the enactment of more stringent laws and regulations governing our operations and less favorable economic terms in our agreements related to our Military Services Group, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on us and our financial condition, results of operations and cash flows.
The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition, results of operations, cash flows and liquidity.
The properties of our Regulated Businesses segment include 76 dams, the majority of which are earthen dams. The failure of any of these dams could result in personal injury and property damage, including without limitation downstream property damage, for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.
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
Any failure of our network of water and wastewater pipes, water mains and water reservoirs could result in losses and damages that may affect our financial condition and reputation.
Our operating subsidiaries distribute water and collect wastewater through an extensive network of pipes, water mains and storage systems located across the United States. A failure of major pipes, mains or reservoirs could result in injuries, property and other damage for which we may be liable. The failure of major pipes, mains and reservoirs may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water and wastewater delivery requirements prescribed by government regulators, including state PUCs with jurisdiction over our operations, and adversely affect our financial condition, results of operations, cash flows, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future. Moreover, to the extent such business interruptions or other losses are not covered by insurance, they may not be recovered through rate adjustments.
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
We compete with governmental entities, other regulated utilities, and strategic and financial buyers for acquisition opportunities. As consolidation activity increases in the water and wastewater industries and competition for acquisitions continues to increase, the prices for suitable acquisition candidates may increase and limit our ability to expand through acquisitions.
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
For example, in November 2018, Monterey, California ballot Measure J, which was added by a citizens group, was certified as having been approved by a public vote, requiring the MPWMD to conduct a study and submit a written plan concerning the feasibility of a potential purchase of the Monterey system assets without an additional public vote. The public vote led to the issuance by the MPWMD in November 2019 of a preliminary report finding, among other things, that the acquisition of the Monterey system assets by the MPWMD would be economically feasible. Also, five municipalities in the Chicago, Illinois area formed a water agency that filed an eminent domain lawsuit against our Illinois subsidiary in January 2013, seeking to condemn a water pipeline that serves those five municipalities. This lawsuit remains pending, and a valuation trial is scheduled for the second quarter of 2022. See Item 1—Business—Regulated Businesses—Condemnation and Eminent Domain, which includes additional information regarding these matters.
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
Our business is subject to complex and evolving federal, state and local laws and regulations regarding consumer privacy and the protection or transfer of data relating to individuals, which could result in, among other things, private or governmental claims or litigation against us, changes to our business practices, monetary penalties, reputational harm and increased cost of operations.

Laws and regulations are changing and increasing rapidly with respect to data and consumer privacy, security and protection. We are becoming subject to an increasing number of complex and continually evolving data and consumer privacy, security and protection laws and regulations administered by various federal, state and local governments, including, for example, the California Consumer Privacy Act of 2018. Federal and state governments have also adopted or are proposing other limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information. In addition, the Federal Trade Commission and state attorneys general are applying federal and state consumer protection laws to impose standards on the collection, use and dissemination of data. Moreover, we expect that current laws, regulations and industry standards concerning privacy, data protection and information security in the United States will continue to evolve and increase, and we cannot determine the impact that compliance with such future laws, regulations or standards will have on us or on our business. Any failure or perceived failure by us to comply with current or future federal, state, or local data or consumer privacy or security laws, regulations, policies, guidance, industry standards, or legal obligations, or any incident resulting in unauthorized access to, or acquisition, release, or transfer of personally identifiable information or other data relating to our customers, employees and others, may result in private or governmental enforcement actions, litigation or other claims against us, fines and penalties, or adverse perception or publicity about us and our businesses, which could have a material adverse effect on our reputation and business and could result in us incurring substantial costs. These events could also require us to change our business practices, and the events or such changes may result in significant diversions of resources, distract management and divert the focus and attention of our security and technical personnel from other critical activities. Any of the foregoing consequences could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity.
We may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured.
We maintain insurance coverage as part of our overall legal and risk management strategy to minimize potential liabilities arising from our Regulated Businesses, as well as the operations of our Market-Based Businesses. Our insurance programs have varying coverage limits, exclusions and maximums, and insurance companies may seek to deny claims we might make. Generally, our insurance policies cover property damage, worker’s compensation, employer’s liability, general liability, cybersecurity, terrorism risks and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are self-insured.
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
A significant part of our long-term strategic focus on safety, operational excellence, O&M expense efficiency, water quality, asset and capital management and the customer experience includes implementing new technologies for, among other things: customer service and support; environmental compliance; water metering; water quality and source monitoring; cybersecurity; business development and growth; data analysis; employee development and training; and other initiatives. For example, we have made and plan to continue to make significant investments in developing, deploying and maintaining customer-facing technologies, applications to support field service and customer service operations, water source sensor and evaluation technologies, data analytics and hyperautomation technologies and artificial intelligence technologies. Where appropriate, we also seek to align these new technologies with existing technology infrastructure and systems. There can be no assurance that we will be successful in designing, developing, deploying, integrating or maintaining these new technologies. Because these efforts can be long-term in nature, these new technologies may be more costly or time-consuming than expected to design, develop, integrate and complete and may not ultimately deliver the expected or desired benefits upon completion. While we have and will continue to seek to recover costs and earn a return on capital expenditures with respect to the costs and expenses of development and deployment of these new technologies in our Regulated Businesses, there can be no assurance that we will be able to do so in every instance or at all, and our inability to do so may adversely affect our ability to achieve intended O&M expense efficiencies or other key performance results and, ultimately, could materially and adversely impact our business, financial condition, results of operations and cash flows.
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
Disruptions in our supply chain related to goods, such as pipe, chemicals, fuel, electricity, equipment, water and other raw materials, and services, could adversely impact our operations and our ability to serve our customers, as well as our financial results.
Our ability to serve our customers and operate our business in compliance with regulatory requirements is dependent upon purchasing or securing necessary goods and services from our suppliers and vendors. These items include but are not limited to contracted services, chemicals, pipe, valves, hydrants, fittings, fuel, equipment (including personal protective equipment), water and electricity. Examples of supply chain disruptions include reduced quantities of goods available in the marketplace, delays in manufacturing or shipping goods, labor shortages at our suppliers or vendors, natural disasters and operational impacts to some of our suppliers or vendors. Disruptions in our supply chain related to goods and services have occurred and we anticipate will continue to occur into the foreseeable future. Supply chain disruptions may cause us to be unable to purchase or otherwise obtain needed goods or services at a reasonable price or at all, and may significantly increase the price of goods and services we may obtain from suppliers and vendors. This, in turn, may adversely impact our operations and our ability to serve our customers in compliance with regulatory requirements, as well as our associated results of operations, cash flows and financial condition. While we attempt to plan for and have contingencies in place to address supply chain disruptions, our mitigation efforts may not be successful or may have further negative impacts on us.

Our business has inherently dangerous work sites. If we fail to maintain safe work sites, we may experience workforce or customer injuries or loss of life, and be exposed to financial losses, including penalties and other liabilities.
Safety is a core value and a strategy at American Water. Our safety performance and progress to our ultimate desired goal of zero injuries are critical to our ability to carry out our operations effectively and to serve our customers, and thereby, to support our reputation. We maintain health and safety practices to protect our employees, customers, contractors, vendors and the public. Eliminating all hazards all of the time is extremely challenging, but through strict adherence to our health and safety practices, and empowering employees to be safety leaders who are expected to stop work if deemed “unsafe,” we believe we can achieve an injury-free workplace.
At our business sites, including construction and maintenance sites, our employees, contractors and others are often in close proximity to large mechanical operating equipment, moving vehicles, pressurized water, electric and gas utility lines, below grade trenches and vaults, electrical and pneumatic hazards, fall from height hazards, suspended loads, hazardous chemicals and other regulated materials. On many sites, we are responsible for safety and, accordingly, must implement important safety procedures and practices above governmental regulatory requirements. As an essential business that must continue to provide water and wastewater services during the COVID-19 pandemic, we are focused on the health and safety of our employees, contractors, vendors, customers and others who work at or visit our worksites. If the procedures we implement are ineffective or are not followed by our employees or others, or we fail to implement procedures, our employees, contractors and others may experience illness, or minor, serious or fatal injuries. Unsafe work sites have the potential to increase employee turnover, expose us to litigation and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
In addition, our operations can involve the delivery, handling, storage, use and disposal of hazardous chemicals, which, if improperly delivered, handled, stored, used or disposed of, could result in serious injury, death, environmental damage or property damage, and could subject us to penalties or other liabilities. We are also subject to various environmental, transportation and occupational health and safety regulations. Although we maintain functional employee groups whose primary purpose is to implement effective environmental health and safety work procedures and practices throughout our organization, including construction sites and operating facilities, the failure to comply with these regulations or procedures could subject us to liability.
Work stoppages and other labor relations matters could adversely affect our results of operations and the ability to serve our customers.
As of December 31, 2021, approximately 47% of our workforce was represented by unions, and we had 73 collective bargaining agreements in place with 14 different unions representing our unionized employees. These collective bargaining agreements, 21 of which will expire during 2022, are subject to periodic renewal and renegotiation. We may not be able to successfully renew or renegotiate these labor contracts, or enter into new agreements, on terms that are acceptable to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations, may disrupt our operations, negatively impact the ability to serve our customers, and result in higher labor costs, which could adversely affect our reputation, financial condition, results of operations, cash flows and liquidity.

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
As of December 31, 2021, our aggregate long-term and short-term debt balance (including preferred stock with mandatory redemption requirements) was $11.0 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:
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
In order to meet our capital expenditure needs, we may be required to borrow additional funds under the revolving credit facility or issue a combination of new short-term and long-term debt securities and/or equity. We continue to assess our short- and long-term liquidity needs in light of the impact of the COVID-19 pandemic on the financial and capital markets, especially with respect to the market for corporate commercial paper, which experienced volatility and shortages of liquidity in March 2020. In response to these events, in March 2020, we entered into a $750 million 364-day term loan facility and immediately executed a $500 million draw thereunder to support our short-term liquidity by retaining that amount in cash. We repaid this term loan facility in full in March 2021. During 2021, we utilized other existing sources of liquidity, such as our current cash balances, cash flows from operations and borrowings under the revolving credit facility as necessary or desirable to meet our short-term liquidity requirements. We believe that existing sources of liquidity will be sufficient to meet our cash requirements for the foreseeable future. However, as the impacts of the COVID-19 pandemic on the economy, the financial and capital markets and our operations continue to evolve, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may need to obtain additional sources of liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Moreover, additional borrowings may be required to repay or refinance outstanding indebtedness. Other than debt with respect to the term loan facility, debt maturities and sinking fund payments in 2022, 2023 and 2024 will be $57 million, $280 million and $474 million, respectively. We can provide no assurance that we will be able to access the debt or equity capital markets on favorable terms, if at all, to repay or refinance this debt. Moreover, as new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to repay or refinance existing debt on favorable terms.
We have in the past entered into, and in the future may enter into, financial derivative instruments, including without limitation, interest rate swaps, forward starting swaps and U.S. Treasury lock agreements. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk. However, these efforts may not be effective to fully mitigate interest rate risk, and may expose us to other risks and uncertainties, including quarterly “mark to market” valuation risk associated with these instruments, that could negatively and materially affect our financial condition, results of operations and cash flows.
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
In addition to cash from operations, during 2021, we generally relied primarily on a $2.25 billion revolving credit facility, a $2.10 billion commercial paper program, our $750 million 364-day term loan facility (which expired and was repaid in full in March 2021) and the capital markets, to satisfy our liquidity needs. The revolving credit facility currently expires in accordance with its terms in March 2025. Historically, we have regularly used our commercial paper program rather than the revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally could obtain in the commercial paper market. As of December 31, 2021, there were no outstanding borrowings under the revolving credit facility, $584 million of commercial paper outstanding and $76 million in outstanding letters of credit. There can be no assurance that we will be able to continue to access this commercial paper program or revolving credit facility, when, as and if desired, or that the amount of capital available thereunder will be sufficient to meet all of our liquidity needs at a reasonable, or any, cost.
Under the terms of the revolving credit facility, our consolidated debt cannot exceed 70% of our consolidated capitalization, as determined under the terms of the facility. If our equity were to decline or debt were to increase to a level that causes us to exceed this limit, lenders under the facility would be entitled to refuse any further extension of credit and to declare all of the outstanding debt thereunder immediately due and payable. To avoid such a default, a waiver or renegotiation of this covenant would be required, which would likely increase funding costs and could result in additional covenants that would restrict our operational and financing flexibility. Our ability to comply with this and other covenants contained in the revolving credit facility and our other consolidated indebtedness is subject to various risks and uncertainties, including events beyond our control. For example, events that could cause a reduction in equity include, without limitation, a significant write-down of our goodwill. Even if we are able to comply with this or other covenants, the limitations on our operational and financial flexibility could harm our business by, among other things, limiting our ability to incur indebtedness or reduce equity in connection with financings or other corporate opportunities that we may believe would be in our best interests or the interests of our shareholders to complete.
Disruptions in the capital markets or changes in our credit ratings could also limit our ability to access capital on terms favorable to us or at all. While the lending banks that participate in the revolving credit facility have to date honored their commitments under those facilities, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. In such a case, we may not be able to access the commercial paper or debt or capital markets, or other sources of potential liquidity, in the future on terms acceptable to us or at all. Furthermore, our inability to maintain, renew or replace commitments under our revolving credit facility could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity. Short- or long-term disruptions in the capital and credit markets as a result of economic, legislative, political or other uncertainty, including as a result of the COVID-19 pandemic, changes in U.S. tax and other laws, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any significant disruption in the capital, debt or credit markets, or financial institution failures could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include delaying or deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures. Finally, there is no assurance that we will be able to access the equity markets to obtain capital or financing when necessary or desirable and on terms that are reasonable or acceptable to us.
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

We may not be able to fully utilize our state net operating loss carryforwards.
As of December 31, 2021, we had state NOL carryforwards of approximately $123 million, and management believes it is more likely than not that these NOL carryforwards will be recovered in the future. Our state NOL carryforwards began to expire in 2021 and will continue to expire through 2041. We have, in the past, been unable to utilize certain of our state NOL carryforwards, and the establishment or increase of a valuation allowance in the future would reduce our deferred income tax assets and our net income. Our actual results may differ from those estimated by management in making its assessment as to our ability to use the state NOL carryforwards. If we are unable to fully utilize our state NOL carryforwards to offset taxable income generated in the future, our financial position, results of operations and cash flows could be materially adversely affected.
We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.
Our total assets include $1.1 billion of goodwill at December 31, 2021. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, we have taken significant non-cash charges to operating results for goodwill impairments in the past. We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance or the performance of an acquired business. These market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that compares unfavorably to our peer companies, decreases in control premiums, or other circumstances. A decline in the results forecasted in our business plan due to events such as changes in rate case results, capital investment budgets or interest rates, could also result in an impairment charge. Recognition of impairments of goodwill would result in a charge to income in the period in which the impairment occurred, which may negatively affect our financial condition, results of operations and total capitalization. The effects of any such impairment could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet the expectations of our regulators.
Market volatility and other conditions may impact the value of benefit plan assets and liabilities, as well as assumptions related to the benefit plans, which may require us to provide significant additional funding.
The performance of the capital markets affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. The value of these assets is subject to market fluctuations and volatility, which may cause investment returns to fall below our projected return rates. We are currently unable to predict the effect, if any, of the COVID-19 pandemic or other events on the valuation of our pension assets and liabilities. A decline in the market value of our pension and postretirement benefit plan assets as of the measurement date can increase the funding requirements under our pension and postretirement benefit plans. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. Interest rates have experienced volatility and are subject to potential further adjustments based on the actions of the U.S. Federal Reserve, and others. If interest rates are lower at the measurement date, our liabilities would increase, potentially increasing benefit expense and funding requirements. Further, changes in assumptions, such as increases in life expectancy assumptions and increasing trends in health care costs may also increase our funding requirements. Future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, in which case our results of operations and financial position could be negatively affected. In addition, market factors can affect assumptions we use in determining funding requirements with respect to our pension and postretirement plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that the discount rate used in our assumptions is reduced, our benefit obligations could be materially increased, which could adversely affect our financial position, results of operations and cash flows.
Additional Risks Related to Market-Based Businesses
Parent company provides performance guarantees with respect to certain of the obligations of our Market-Based Businesses, including financial guarantees or deposits, which may adversely affect parent company if the guarantees are successfully enforced.
Under the terms of certain agreements under which our Market-Based Businesses, primarily MSG, provide water and wastewater services to municipalities and federal governmental entities, parent company provides guarantees of specified performance obligations, including financial guarantees or deposits. In the event these obligations are not performed, the entity holding the guarantees may seek to enforce the performance commitments against parent company or proceed against the deposit. In that event, our financial condition, results of operations, cash flows and liquidity could be adversely affected. At December 31, 2021, we had remaining performance commitments as measured by remaining contract revenue totaling approximately $6.2 billion related to MSG’s contracts, and this amount is likely to increase if the number of military bases served by MSG increases. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.

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
Our Consolidated Financial Statements are prepared in accordance with GAAP. The SEC, the Financial Accounting Standards Board or other authoritative bodies or governmental entities may issue new pronouncements or new interpretations of existing accounting standards that may require us to change our accounting policies or critical accounting estimates. These changes are beyond our control, can be difficult to predict and could materially impact how we report our results of operations, cash flow and financial condition. We could be required to apply a new or revised standard retroactively, which could also adversely affect our previously reported results of operations, cash flow and financial condition.
Undetected errors in internal controls and information reporting could result in the disallowance of cost recovery and noncompliant disclosure.
Our internal controls, accounting policies and practices and internal information systems are designed to enable us to capture and process transactions and information in a timely and accurate manner in compliance with GAAP, taxation requirements, federal securities laws and regulations and other laws and regulations applicable to us. We have also implemented corporate governance, internal control and accounting policies and procedures in connection with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and relevant SEC rules, as well as other applicable regulations. Such internal controls and policies have been and continue to be closely monitored by our management and Board of Directors to ensure continued compliance with these laws, rules and regulations. Management is also responsible for establishing and maintaining internal control over financial reporting and is required to assess annually the effectiveness of these controls. While we believe these controls, policies, practices and systems are adequate to verify data integrity, unanticipated or unauthorized actions of employees or temporary lapses in internal controls due to shortfalls in oversight or resource constraints could lead to undetected errors that could result in the disallowance of cost recovery and non-compliant disclosure and reporting. The consequences of these events could have a negative impact on our results of operations, cash flows and financial condition. The inability of management to certify as to the effectiveness of these controls due to the identification of one or more material weaknesses in these controls could also harm our reputation, increase financing costs or adversely affect our ability to access the capital markets.
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
The properties of the Company’s Regulated Businesses consist mainly of approximately:
•80 surface water treatment plants;
•480 groundwater treatment plants;
•160 wastewater treatment plants;
•52,500 miles of transmission, distribution and collection mains and pipes;
•1,100 groundwater wells;
•1,700 water and wastewater pumping stations;
•1,300 treated water storage facilities; and
•76 dams.
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
ITEM 3.    LEGAL PROCEEDINGS
Set forth below is information related to the Company’s material pending legal proceedings as of February 16, 2022, other than ordinary routine litigation incidental to the business, required to be disclosed in this Annual Report on Form 10-K. The information below should be read together with Note 17—Commitments and Contingencies in the Notes to the Consolidated Financial Statements. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
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
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Beginning in January 2022, Cal Am expects to be able to comply with the diversion reduction requirements contained in the 2016 Order, but continued compliance with the diversion reduction requirements for 2023 and future years will depend on successful development of alternate water supply sources sufficient to meet customer demand. The 2009 Order and the 2016 Order remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order in the future may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.
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
In July 2019, Cal Am notified the MPWMD and Monterey One Water (collectively, the “Agencies”) that an event of default occurred under the water purchase agreement for the GWR Project because the Agencies failed to deliver to Cal Am by July 1, 2019 advanced treated recycled water produced by the GWR Project. In its notification to the Agencies, Cal Am expressly reserved its right to terminate the water purchase agreement until the Performance Start Date, which was September 1, 2020. As of June 30, 2021, Cal Am determined that the Agencies met their performance obligations under the water purchase agreement with respect to the first fiscal year of the contract.
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a CPCN and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, O&M costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed in the first general rate case filed by Cal Am after it becomes operational. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $186 million in aggregate costs as of December 31, 2021 related to the Water Supply Project, which includes $47 million in AFUDC.

In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from the expansion to the GWR Project, which is not expected to produce additional water until 2024 at the earliest. The amended and restated water purchase agreement for the GWR Project is subject to review and approval of the CPUC, and on November 29, 2021, Cal Am filed an application with the CPUC seeking review and approval of the amended and restated water purchase agreement. Cal Am is also requesting rate base treatment of the additional capital investment for certain Cal Am facilities required to maximize the water supply from the expansion to the GWR Project and a related Aquifer Storage and Recovery Project, totaling approximately $81 million. This amount is in addition to, and consistent in regulatory treatment with, the prior $50 million of recovery for facilities associated with the original water purchase agreement, which was approved by the CPUC in its 2016 final decision.
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
In March 2021, Cal Am provided responses to the Coastal Commission’s notice of incomplete application. On June 18, 2021, the Coastal Commission responded, acknowledging the responses and requesting certain additional information before the application could be considered complete. Cal Am responded with the requested additional information on January 11, 2022, and on February 8, 2022, the Coastal Commission requested additional information. The original jurisdiction application remains pending.

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
On May 25, 2021, Cal Am filed a notice of appeal as to the Monterey County Superior Court’s January 21, 2021 decision, seeking to challenge the court’s decision on Monterey County’s statement of overriding considerations. Monterey County filed a notice of appeal as to the same issue on May 26, 2021. On June 22, 2021, MCWD filed cross-appeals on its claims that had been denied by the court.
Proposed Zoning Changes at CEMEX Site for Slant Wells
In August 2018, the City circulated a public review draft of proposed amendments to its local coastal program and zoning ordinance, and placed the matter for consideration on the Planning Commission’s agenda for its September 2018 meeting. The proposed amendments would change zoning at the CEMEX site to open space and restrict future uses, including with respect to Cal Am’s planned use of the site for the slant wells for the Water Supply Project. Any change to the City’s local coastal program must ultimately be approved by the Coastal Commission. Cal Am, CEMEX and the Coastal Commission each submitted letters opposing the proposed amendments. At its November 2018 meeting, the Planning Commission adopted a resolution recommending that the Marina City Council consider approving the amendments.
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
Test Slant Well Permitting
A preliminary step to building the Water Supply Project desalination plant is the construction and operation of a test slant well to confirm the suitability of the property on which intake wells will be located to draw water from under Monterey Bay. In November 2014, the Coastal Commission approved coastal development permits for the test slant well, enabling Cal Am to construct and operate the test slant well. Because Cal Am may use the test slant well as one of the slant wells for the Water Supply Project, Cal Am sought and obtained from the Coastal Commission permit amendments to allow the test slant well to remain in place and be maintained until February 23, 2023. A required lease obtained from the California State Lands Commission, as amended, will expire on December 16, 2022. Effective February 28, 2018, test slant well pumping ceased, except for minimal maintenance pumping activities, in accordance with Cal Am’s coastal development permits.

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
In May 2020, the City filed a lawsuit in Monterey County Superior Court, naming Cal Am and CEMEX as defendants, and MCWRA and MCWD as real parties in interest. The lawsuit, as amended, alleges a claim for breach of contract against CEMEX and seeks declaratory relief to void the permanent easement and prohibiting extraction of water by Cal Am’s slant wells at the CEMEX site in excess of 500 acre-feet per year and the export of such water outside the groundwater basin. In November 2020, Cal Am, CEMEX and MCWRA filed demurrers, which were overruled by the court at a hearing held on February 9, 2021.
In August 2020, MCWD filed a cross-complaint in the May 8, 2020 lawsuit against Cal Am, CEMEX and MCWRA, alleging claims for specific performance of certain provisions of the 1996 annexation agreement related to the property owned by CEMEX on which intake wells for the Water Supply Project will be located, as well as claims of water rights, nuisance and unreasonable water use, and seeking additional declaratory relief. Following various rulings on demurrers filed by Cal Am, CEMEX and MCWRA, on February 23, 2021, the court sustained, without leave to amend, the demurrer to MCWD’s nuisance claim and overruled the remainder of the demurrers. On October 7, 2021, the court granted a motion filed by Cal Am related to MCWD’s cross-complaint, which motion requested a referral of certain issues related to MCWD’s water rights and unreasonable use claims to the SWRCB for its expert advisory opinion.
Challenges Related to Compliance with California’s Sustainable Groundwater Management Act
Under California’s Sustainable Groundwater Management Act (“SGMA”) enacted in 2015, groundwater basins designated by the state as critically overdrafted must be managed by a groundwater sustainability agency (“GSA”) by 2020 in accordance with an approved groundwater sustainability plan (“GSP”) designed to achieve sustainability by 2040. Under the SGMA, GSAs have broad powers to achieve sustainability including, but not limited to, regulating groundwater extraction by imposing fees on groundwater extractions and controlling groundwater extractions by regulating, limiting or suspending extractions from wells. The 400-acre CEMEX site overlies a small portion of the 180/400 Subbasin of the Salinas Valley Groundwater Basin; the 84,000-acre 180/400 Subbasin has been designated by the state as critically overdrafted, mainly due to seawater intrusion into the subbasin.
In late 2016, the Salinas Valley Basin Groundwater Sustainability Agency (the “SVBGSA”) was formed as a joint powers authority to become the GSA for the Salinas Valley Groundwater Basin and prepare a GSP. In April 2018, the City filed a notice to become the GSA for the CEMEX site, creating an overlap with the SVBGSA’s filing for the 180/400 Subbasin. In 2016, the SVBGSA commenced preparation of a GSP covering the entire 180/400 subbasin, including the CEMEX site, but in August 2019 the City filed a notice that it intends to prepare its own GSP for the CEMEX site with the intent to severely limit or prohibit groundwater pumping at that site. The State Department of Water Resources (“SDWR”) has taken the position that until the overlap is resolved, it will not accept the GSP from either agency, placing the subbasin at risk of being placed in a probationary status and subject to state management. In December 2019, the County of Monterey filed its own notice to become the exclusive GSA at the CEMEX site in order to resolve the overlap, which is permitted under SGMA. SDWR accepted Monterey County’s filing on December 18, 2019, and now lists Monterey County as the exclusive GSA for the site.

On December 30, 2019, the City filed a lawsuit in Monterey County Superior Court challenging Monterey County’s filing, and SDWR’s acceptance of the filing, as the exclusive GSA for the CEMEX site. The City has named Monterey County and its Board of Supervisors, its GSA, and SDWR and its director as defendants, and the SVBGSA and its Board of Directors as real parties. The City seeks to invalidate Monterey County’s filing, as well as injunctive relief to preserve the City’s status as a GSA for the site. To protect its interest in the matter, Cal Am filed an application to intervene in this lawsuit, which was granted. Monterey County filed cross-claims against the City and SDWR. After a hearing, on August 24, 2021, the court denied the claims brought by the City and granted Monterey County’s cross-claims, finding that the City’s GSA notice was untimely, the Monterey County GSA was the exclusive GSA for the CEMEX site, and the SVBGSA’s GSP was properly adopted for the entire 180/400 subbasin, including the CEMEX site. On November 15, 2021, the City appealed this decision, and on December 13, 2021, Monterey County appealed the court’s decision as to the finding that the City’s action creating a GSA was not void.
On September 14, 2020, Cal Am filed a separate but related complaint in Monterey County Superior Court challenging the validity of actions taken by the City and its GSA in adopting a groundwater sustainability plan for the CEMEX site, and the validity of the provisions of such plan. Due to the overlap of issues in the City’s lawsuit with those in the validation action, the parties stipulated to a stay of the validation action pending determination of the claims in the City’s action, which was approved by the court in December 2020.
On February 16, 2021, the City filed a separate but related in rem reverse validation complaint challenging the adoption by Monterey County of a GSP for the CEMEX site. This complaint remains pending. Currently, both validation actions remain stayed during the pendency of the City’s appeals.
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
On October 7, 2020, the MPWMD issued a FEIR for the potential acquisition of the Monterey system assets, and on November 4, 2020, the MPWMD certified the FEIR, which purports to analyze the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. On November 25, 2020, Cal Am filed a petition for writ of mandate in Monterey County Superior Court challenging certification of the FEIR, alleging that the MPWMD’s analysis of environmental impacts was inadequate and that certification was improper. A hearing on the matter was held on August 30, 2021, and on November 19, 2021, the court denied Cal Am’s petition.
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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. On January 28, 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. On July 16, 2021, oral argument was heard by the Circuit Court on the issue of addressing the Supreme Court of Appeals’ remand. This matter remains pending.
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
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and Service Company (collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. The court has entered an agreed scheduling order, which sets a hearing in October 2022 to address the question of class certification.
TAWC and the Company believe that TAWC has meritorious defenses to the claims raised in this class action complaint, and TAWC is vigorously defending itself against these allegations.
Other Matters
On April 2, 2021, American Water Resources, LLC (“AWR”), which, prior to the Closing Date was one of the indirect, wholly owned subsidiaries comprising the Company’s former HOS operations, received a grand jury subpoena in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York (the “EDNY”). The subpoena seeks documents regarding AWR’s operations and its contractor network in the New York City metropolitan area.
In connection with the sale of the HOS operations to the Buyer (including all of the Company’s equity interests in AWR), the Company, AWR and the Buyer entered into a Common Interest and Cooperation Agreement (the “Cooperation Agreement”), dated as of the Closing Date, which facilitates a common defense for, and the sharing of information concerning, the EDNY investigation and any legal or regulatory inquiries or proceedings related to or resulting from it or the subject matter in the subpoena (collectively, the “Covered Matters”). The Company, on behalf of AWR, is required to defend any Covered Matter, using commercially reasonable efforts to resolve it on a reasonably expedient basis. Further, the Company is required to consult with the Buyer in specified circumstances and obtain its prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) before entering into any resolution of any Covered Matter that imposes non-monetary provisions or undertakings or any other terms for which there will be no indemnification under the Cooperation Agreement. In addition, for the period from the Closing Date to March 9, 2025, the Company is required to indemnify the Buyer for any monetary losses or out-of-pocket damages (as described in the Cooperation Agreement) incurred by the Buyer or certain of the HOS subsidiaries to the extent directly arising in connection with, or directly resulting from, any Covered Matter.

Based on the subpoena and discussions with the EDNY, the investigation does not appear to be focused on the Company, and the Company is cooperating fully with the investigation. While it is not possible at this time to predict the outcome of the investigation or determine the amount, if any, of fines, penalties or other liabilities that may be incurred in connection with it, the Company does not currently believe that the investigation will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since April 23, 2008, the Company’s common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “AWK.” As of February 10, 2022, there were 181,724,991 shares of common stock outstanding held by approximately 2,333 record holders. Holders of the Company’s common stock are entitled to receive dividends when they are declared by its Board of Directors. See Note 10—Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding the Company’s dividends.
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
From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through December 31, 2021, the Company repurchased an aggregate of 4,860,000 shares of its common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program. There were no repurchases of common stock in 2021.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements,” Item 1A—Risk Factors and elsewhere in this Form 10-K. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings. For a discussion and analysis of the Company’s financial statements for fiscal 2020 compared to fiscal 2019, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.
Overview
American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company employs approximately 6,400 professionals who provide drinking water, wastewater and other related services to over 14 million people in 24 states. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company’s utilities operate in approximately 1,700 communities in 14 states in the United States, with 3.4 million active customers with services provided by its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by PUCs. The Company also operates other market-based businesses that provide water, wastewater and other services to residential and smaller commercial customers, the U.S. government on military installations, as well as municipalities and utility customers, collectively presented as the “Market-Based Businesses.” These Market-Based Businesses are not subject to economic regulation by state PUCs. See Item 1—Business for additional information.
COVID-19 Pandemic Update
American Water continues to monitor the COVID-19 pandemic and has taken steps since the beginning of the pandemic to mitigate adverse impacts to the Company. The Company has three main areas of focus as part of its response to COVID-19: the care and safety of its employees; the safety of its customers and the communities it serves; and the execution of its business continuity plan. American Water continues to work with its vendors to prevent disruptions in its supply chain, and, at this time, has not experienced, and does not anticipate, any material disruptions. The Company also continues to monitor the impacts of the COVID-19 pandemic on the capital markets, including impacts that could increase its cost of capital.
The Company has experienced financial impacts since the beginning of the pandemic resulting from lower revenues from the suspension of late fees and foregone reconnect fees in certain states, certain incremental O&M expenses, an increase in uncollectible accounts expense and additional debt costs. These impacts are collectively referred to as “financial impacts.” See Note 3—Impact of the COVID-19 Pandemic in the Notes to Consolidated Financial Statements for additional information. The extent to which the COVID-19 pandemic may further impact American Water, including without limitation, its liquidity, financial condition, and results of operations, will depend on future developments, which presently cannot be predicted.

As of February 16, 2022, American Water has commission orders authorizing deferred accounting or cost recovery for COVID-19 financial impacts in 11 of 13 jurisdictions. Other regulatory actions to date are presented in the table below:

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
CA, IA, IL, MO
The Company’s Pennsylvania subsidiary filed for a request with the Pennsylvania Public Utility Commission (the “PaPUC”) to defer as a regulatory asset all identified COVID-19 financial impacts. On September 15, 2021, the PaPUC issued an order approving the Company’s request to defer, with carrying costs, incremental uncollectible expense and other incremental costs net of savings attributed to the COVID-19 pandemic. The PaPUC order denied the request to include lost revenues attributed to the waiver of late fees and reconnect fees and expenses associated with additional interest costs. Additionally, the PaPUC order approved the request to allow for the continuation of the deferral of financial impacts, rejecting proposals from the intervening parties to define an end date to the deferral in 2021. As a result of the order discussed above, the Company recorded a net $7 million reduction to its regulatory assets and corresponding impacts to revenue, interest expense and uncollectible expense during the third quarter of 2021. The Company continues to evaluate options within its next base rate case to address these denied items and the resulting financial impact.
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
In December 2020, the Kentucky Public Service Commission issued an order denying a request to defer to a regulatory asset the financial impacts related to the COVID-19 pandemic.
Consistent with these regulatory orders, the Company has recorded $36 million in regulatory assets and $6 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of December 31, 2021.
As of February 16, 2022, one state, New Jersey, continues moratoria until March 15, 2022, on the suspension of service disconnections due to non-payment. The moratoria on disconnects have expired in 12 states. The Company continues to monitor the COVID-19 pandemic and will continue to comply with the current ordered moratoria and any future moratoria implemented.
In 2019, the Company completed and submitted its project completion certification to the New Jersey Economic Development Authority (“NJEDA”) in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The NJEDA determined that the Company is qualified to receive $164 million in tax credits over a ten-year period. The Company is required to meet various annual requirements in order to monetize one-tenth of the tax credits annually and is subject to a claw-back period if the Company does not meet certain NJEDA requirements of the tax credit program in years 11 through 15. The Company has made the necessary annual filings for the years ended December 31, 2019 and 2020 and expects to make the 2021 filing by April 30, 2022. As a result, the Company had receivables of $49 million and $115 million in other current assets and other long-term assets, respectively, on the Consolidated Balance Sheets as of December 31, 2021. The submitted filings are under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the credits in the first half of 2022.

In March 2020, in connection with the COVID-19 pandemic, the NJEDA, pursuant to Executive Order 103 - State of Emergency and a Public Health Emergency, temporarily waived the requirement that a full-time employee must spend at least 80% of his or her time at the qualified business facility (“QBF”) to meet the definition of eligible position or full-time job. The waiver will continue for as long as New Jersey’s Executive Order 281 is valid. On July 2, 2021, New Jersey’s Governor approved a bill that revised provisions of the Economic Recovery Act of 2020 and other economic development programs, including amending the definition of an eligible position and full-time job in the Grow New Jersey Program and replacing the 80% requirement of time spent at the QBF. The bill states that an eligible position is one that is filled by a full-time employee who has their primary office at the QBF and spends at least 60% of their time at the QBF. The bill specifically states that it supersedes the existing regulations and existing incentive agreements that require an eligible employee spend at least 80% of their time at the QBF.
Sale of Homeowner Services Group
On the Closing Date, the Company sold all of the equity interests in subsidiaries that comprised HOS to the Buyer for total consideration of approximately $1.275 billion, resulting in a pre-tax gain on sale of $748 million. The consideration is comprised of $480 million in cash, a seller promissory note issued by the Buyer in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. The structure of the transaction enables the initial cash proceeds to be redeployed into the Regulated Businesses to fund near-term incremental capital investments, while interest on the seller note provides a stream of earnings during its term. Upon maturity, the proceeds from the repayment of the seller note are expected to be used to fund capital investment in the Regulated Businesses. This sale narrowed the focus of the Company’s Market-Based Businesses primarily to MSG.
The seller note has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The repayment obligations of the Buyer under the seller note have been secured by a first priority security interest in certain property of the Buyer and the former HOS subsidiaries, including their cash and securities accounts, as well as a pledge of the equity interests in each of those subsidiaries, subject to certain limitations and exceptions. The seller note requires compliance with affirmative and negative covenants (subject to certain conditions, limitations and exceptions), including a covenant limiting the incurrence by the Buyer and certain affiliates of additional indebtedness in excess of certain thresholds, but does not include any financial maintenance covenants.
Beginning December 9, 2024, the Company has a put right pursuant to which it may require the seller note to be repaid in full at par, plus accrued and unpaid interest, except that upon the occurrence of a disruption event in the broadly syndicated term loan “B” debt financing market, repayment by the Buyer pursuant to the Company’s exercise of the put right will be delayed until the market disruption event ends.
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
The Company and the Buyer also entered into a revenue share agreement, pursuant to which the Company is to receive 10% of the revenue generated from customers who are billed for home warranty services through an applicable Company subsidiary (an “on-bill” arrangement), and 15% of the revenue generated from any future on-bill arrangements entered into after the closing. Unless earlier terminated, this agreement has a term of up to 15 years, which may be renewed for up to two five-year periods.
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

Selected Financial Data
This selected financial data below should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes in this Annual Report on Form 10-K as well as the remainder of this Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Years Ended December 31,
(In millions, except per share data)	2021	2020	2019	2018	2017
Statement of Operations data:
Operating revenues	$3,930	$3,777	$3,610	$3,440	$3,357
Net income attributable to common shareholders	1,263	709	621	567	426
Net income attributable to common shareholders per basic common share	$6.96	$3.91	$3.44	$3.16	$2.39
Net income attributable to common shareholders per diluted common share	6.95	3.91	3.43	3.15	2.38
Balance Sheet data:
Total assets	$26,075	$24,766	$22,682	$21,223	$19,482
Long-term debt and redeemable preferred stock at redemption value	10,344	9,333	8,644	7,576	6,498
Other data:
Cash dividends declared per common share	$2.41	$2.20	$2.00	$1.82	$1.66
Net cash provided by operating activities	1,441	1,426	1,383	1,386	1,449
Net cash used in investing activities	(1,536)	(2,061)	(1,945)	(2,036)	(1,672)
Net cash (used in) provided by financing activities	(345)	1,120	494	726	207
Capital expenditures included in net cash used in investing activities	(1,764)	(1,822)	(1,654)	(1,586)	(1,434)
Financial Results
For the years ended December 31, 2021, 2020 and 2019, diluted earnings per share (GAAP) were $6.95, $3.91 and $3.43, respectively. In 2021, as compared to 2020, diluted earnings per share increased $3.04. This increase was primarily driven by a pre-tax gain on sale of $748 million relating to the sale of HOS and continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth. These increases were offset by the $45 million pre-tax contribution to the AWCF authorized by the Company in 2021, and the impacts from weather in both 2021 and 2020, which had an estimated net decrease of $13 million in revenues in 2021, or $0.05 per share. The consolidated net income impact of the gain on sale of HOS and the AWCF contribution is $491 million, or $2.70 per share, inclusive of a $13 million net income benefit included in the Other segment, from the revaluation of state net operating losses that can now be utilized as a result of the sale.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company expects to continue to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. In 2021, the Company invested $1.9 billion, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses Growth and Optimization
•$1.8 billion capital investment in the Regulated Businesses, the majority for infrastructure improvements and replacements; and
•$135 million to fund acquisitions, including deposits discussed below, in the Regulated Businesses, which added approximately 20,000 water and wastewater customers during 2021, in addition to approximately 17,500 customers added through organic growth during 2021.

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
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition in the second half of 2022, pending regulatory approval.
During 2022, the Company closed on the acquisition of two regulated water and wastewater systems adding approximately 700 customers, for a total aggregate purchase price of $2 million. As of February 16, 2022, the Company has entered into agreements for pending acquisitions in the Regulated Businesses, including the York City Sewer Authority and Egg Harbor City agreements discussed above, to add approximately 77,000 additional customers.
Sale of New York American Water Company, Inc.
On January 1, 2022, the Company completed the previously disclosed sale of its regulated utility operations in New York to Liberty, an indirect, wholly owned subsidiary of Algonquin Power & Utilities Corp. Liberty purchased from the Company all of the capital stock of the Company’s New York subsidiary for a purchase price of $608 million in cash. The sale was approved by the New York State Department of Public Service on December 16, 2021. The Company’s regulated New York operations represented approximately 127,000 customers in the State of New York. The assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of December 31, 2021. See Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Sale of Michigan American Water Company
On February 4, 2022, the Company completed the sale of its operations in Michigan for approximately $6 million.
Future Growth
The Company expects to invest between $13 billion to $14 billion over the next five years, and between $28 billion to $32 billion over the next 10 years, including $2.5 billion in 2022. The Company’s expected future investments include:
•capital investment for infrastructure improvements in the Regulated Businesses between $11.5 billion to $12 billion over the next five years, and between $25 billion to $28 billion over the next 10 years, including $2 billion expected in 2022; and
•growth from acquisitions in the Regulated Businesses to expand the Company’s water and wastewater customer base of between $1.5 billion to $2 billion over the next five years, and between $3 billion to $4 billion over the next 10 years, including $500 million expected in 2022.

Presented in the following chart is the estimated allocation of the Company’s expected capital investment for infrastructure improvements in its Regulated Businesses over the next five years, by purpose:

2022 - 2026 Regulated Businesses' Expected Capital Investment of between $11.5 billion and $12 billion by Purpose

Other: 3-5%
System Expansion: 4-6%
Operational Efficiency, Technology & Innovation: 5-7%
Water Quality: 5-7%
Resiliency: 10-12%
Infrastructure Renewal: 68-70%

Operational Excellence
The Company’s adjusted regulated O&M efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 34.1% for the year ended December 31, 2021, compared to 34.3% for the year ended December 31, 2020. The improvement in this ratio reflects the continued focus on operating costs, as well as an increase in operating revenues for the Regulated Businesses after considering the adjustment for the amortization of the excess accumulated deferred income taxes (“EADIT”) shown in the table below.
The Company’s adjusted regulated O&M efficiency ratio is a non-GAAP measure and is defined by the Company as its operation and maintenance expenses from the Regulated Businesses, divided by the operating revenues from the Regulated Businesses, where both operation and maintenance expenses and operating revenues were adjusted to eliminate purchased water expense. Operating revenues were further adjusted to exclude reductions for the amortization of the EADIT. Also excluded from operation and maintenance expenses is the allocable portion of non-O&M support services costs, mainly depreciation and general taxes, which is reflected in the Regulated Businesses segment as operation and maintenance expenses, but for consolidated financial reporting purposes, is categorized within other line items in the accompanying Consolidated Statements of Operations. Additionally, the Company excluded the impact of certain Freedom Industries chemical spill settlement activities recognized in 2019 from operation and maintenance expenses. The items discussed above were excluded from the O&M efficiency ratio calculation as they are not reflective of management’s ability to increase the efficiency of the Regulated Businesses.
The Company evaluates its operating performance using this ratio, and believes it is useful to investors because it directly measures improvement in the operating performance and efficiency of the Regulated Businesses. This information is derived from the Company’s consolidated financial information but is not presented in its financial statements prepared in accordance with GAAP. This information supplements and should be read in conjunction with the Company’s GAAP disclosures, and should be considered as an addition to, and not a substitute for, any GAAP measure. The Company’s adjusted regulated O&M efficiency ratio (i) is not an accounting measure that is based on GAAP; (ii) is not based on a standard, objective industry definition or method of calculation; (iii) may not be comparable to other companies’ operating measures; and (iv) should not be used in place of the GAAP information provided elsewhere in this Annual Report on Form 10-K.

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Total operation and maintenance expenses	$1,777	$1,622	$1,544
Less:
Operation and maintenance expenses—Market-Based Businesses	482	389	393
Operation and maintenance expenses—Other	(30)	(25)	(31)
Total operation and maintenance expenses—Regulated Businesses	1,325	1,258	1,182
Less:
Regulated purchased water expenses	153	149	135
Allocation of non-operation and maintenance expenses	34	41	31
Impact of Freedom Industries settlement activities (a)	—	—	(4)
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,138	$1,068	$1,020

Total operating revenues	$3,930	$3,777	$3,610
Less:
Operating revenues—Market-Based Businesses	563	540	539
Operating revenues—Other	(17)	(18)	(23)
Total operating revenues—Regulated Businesses	3,384	3,255	3,094
Less:
Regulated purchased water revenues (b)	153	149	135
Revenue reductions from the amortization of EADIT	(104)	(7)	—
Adjusted operating revenues—Regulated Businesses (ii)	$3,335	$3,113	$2,959

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	34.1%	34.3%	34.5%
(a)    Includes the impact of a reduction of a liability in the first quarter of 2019 related to the Freedom Industries chemical spill.
(b)    The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of EADIT that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate cases authorizations that became effective during 2019 through 2021:

(In millions)	2021	2020	2019
General rate cases by state (a):
Iowa (effective October 11, 2021)	$1	$—	$—
Missouri (effective May 28, 2021)	22	—	—
Pennsylvania (effective January 28, 2021)	70	—	—
California (effective January 1, 2021, January 1, 2020 and May 11, 2019)	22	5	4
New Jersey (effective November 1, 2020)	—	54	—
Indiana (effective May 1, 2020 and July 1, 2019)	—	13	4
Kentucky (effective June 28, 2019)	—	—	13
West Virginia (effective February 25, 2019)	—	—	19
Maryland (effective February 5, 2019)	—	—	1
Total general rate case authorizations	$115	$72	$41
(a)Excludes authorized increases of $7 million and $4 million in 2021 and 2019, respectively, for the Company’s New York subsidiary, which was sold on January 1, 2022. See Note 6—Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional information.
On November 18, 2021, the CPUC unanimously approved a final decision in the test year 2021 general rate case filed by the Company’s California subsidiary, which is retroactive to January 1, 2021. The Company’s California subsidiary received authorization for additional annualized water and wastewater revenues of $22 million, excluding agreed to reductions for EADIT as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The EADIT reduction in revenues is $4 million and is offset by a like reduction in income tax expense. On January 18, 2022, the Company’s California subsidiary filed for approval of $13 million in 2022 escalation increases, excluding $4 million of reductions related to the TCJA. This filing, which is retroactive to January 1, 2022, is subject to CPUC approval with a 45-day review period.
On June 28, 2021, an order was issued authorizing an increase of $1 million in the general rate case filed by the Company’s Iowa subsidiary in 2020. The Company’s Iowa subsidiary filed tariffs consistent with the order on September 23, 2021. Effective October 11, 2021, the Iowa Utilities Board approved the tariffs and implemented the new rates.
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
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. A scheduling order was issued on October 18, 2021 establishing a briefing schedule through March 2022. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.

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
Pending General Rate Case Filings
On February 10, 2022, the Company’s Illinois subsidiary filed a general rate case requesting $71 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges.
On January 14, 2022, the Company’s New Jersey subsidiary filed a general rate case requesting $110 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges.
On December 1, 2021, the Company’s Kentucky subsidiary filed a wastewater rate case requesting additional revenues of $1 million, excluding proposed reductions for EADIT as a result of TCJA. The Company requested a four-step rate increase for their wastewater operations with effective dates of June 1, 2022, June 1, 2023, June 1, 2024 and June 1, 2025 for annual amounts of less than $1 million each year. The Company filed their wastewater case under the alternative rate filing process for smaller utilities which calculates an operating ratio of 88% rather than a return on equity.
On November 15, 2021, the Company’s Virginia subsidiary filed a general rate case requesting $15 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA.
On August 18, 2021, the Company’s Hawaii subsidiary filed a general rate case requesting $2 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA.
On April 30, 2021, the Company’s West Virginia subsidiary filed a general rate case requesting $32 million in annualized incremental revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. The proposed EADIT reduction in revenues is $1 million and the exclusion for infrastructure surcharges is $10 million. Intervenor testimony was received on September 20, 2021. The Company’s rebuttal testimony was filed on October 5, 2021. Hearings were conducted on November 3 and 4, 2021. A final order is expected no later than February 24, 2022.
The Company’s California subsidiary submitted its application on May 3, 2021 to set its cost of capital for 2022 through 2024. According to the CPUC’s process, a decision is expected to be issued, setting the authorized cost of capital in the third quarter of 2022.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from infrastructure surcharge authorizations that became effective during 2019 through 2021:

(In millions)	2021	2020	2019
Infrastructure surcharges by state (a):
New Jersey (b)	$26	$20	$15
Missouri (c)	7	12	14
Kentucky (effective July 1, 2021 and July 1, 2020)	1	1	—
Indiana (effective March 17, 2021)	8	—	—
Pennsylvania (d)	8	27	11
Illinois (effective January 1, 2021, January 1, 2020 and January 1, 2019)	7	7	8
West Virginia (effective January 1, 2021, January 1, 2020 and January 1, 2019)	5	3	2
Tennessee (effective January 1, 2021, January 1, 2020 and September 1, 2019)	3	2	1
Total infrastructure surcharge authorizations	$65	$72	$51
(a)Excludes authorized increases of $2 million in 2019 for the Company’s New York subsidiary, which was sold on January 1, 2022. See Note 6—Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional information.
(b)In 2021, $12 million was effective on December 30 and $14 million was effective June 28. In 2020, $10 million was effective June 29 and $10 million was effective January 1. In 2019, the effective date was July 1.
(c)In 2021, the effective date was October 7. In 2020, $2 million was effective December 14 and $10 million was effective June 27. In 2019, $5 million was effective December 21 and $9 million was effective June 24.
(d)In 2021, the effective date was January 1. In 2020, $8 million was effective October 1, $4 million was effective July 1, $5 million was effective April 1 and $10 million was effective January 1. In 2019, $6 million was effective October 1, $3 million was effective July 1 and $2 million was effective April 1.
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from infrastructure surcharge authorizations that became effective after January 1, 2022:

(In millions)	Amount
Infrastructure surcharge filings by state:
Illinois (effective January 1, 2022)	$6
Missouri (effective February 1, 2022)	12
Total infrastructure surcharge filings	$18
Pending Infrastructure Surcharge Filings
On January 19, 2022, the Company’s Indiana subsidiary filed for infrastructure surcharges requesting $8 million in additional annualized revenues.
On June 30, 2021, the Company’s West Virginia subsidiary filed for an infrastructure surcharge requesting $3 million in additional annualized revenues.
Tax Matters
Federal Tax Legislation
On November 15, 2021, the IIJA was signed into law and was designed to provide significant investment in the nation’s infrastructure. The Company has analyzed the bill to assess legislative tax impacts, and determined that the most significant aspect impacting the Company is the provision for special rules for regulated water and wastewater utilities as it relates to the tax treatment of contributions in aid of construction (“CIAC”). The bill reinstates the pre-TCJA tax treatment of CIAC, which allows regulated water and wastewater utilities to generally exclude the receipt of CIAC from taxable income. This provision is effective for contributions made after December 31, 2020. For the year ended December 31, 2021, the Company has reflected the exemption retroactively to January 1, 2021.

On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, as amended (the “Code”), including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018. The enactment of the TCJA required a re-measurement of the Company’s deferred income taxes. The portion of this re-measurement related to the Regulated Businesses was substantially offset by a regulatory liability as EADIT will be used to benefit the Company’s regulated customers in future rates. Twelve of the Company’s regulated subsidiaries are amortizing EADIT and crediting customers. The Company expects the timing of the amortization of EADIT credits for the one remaining regulated subsidiary to be addressed in a pending rate case or other proceedings. When crediting EADIT to the customer, the Company records both a reduction to revenue and a reduction to income tax expense, having no material impact on net income.
Federal Net Operating Loss
The Company had no federal NOL carryover balance remaining as of December 31, 2021 due to the HOS sale, after which time the Company became a cash taxpayer for federal income tax purposes.
Legislative Updates
During 2021, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of February 16, 2022:
•California passed electronic payment legislation, Assembly Bill 1058, which permanently changes state law to allow investor-owned water and wastewater utilities to accept electronic payments, including credit and debit cards, without charging processing fees to customers.
•California passed CPUC consolidation timeline legislation, Assembly Bill 1250, which requires the CPUC to make timely decisions on applications to acquire systems. Consolidations of $5 million or less are to be processed within 180 days and those more than $5 million are required to be processed within 12 months.
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
•New Jersey passed Senate Bill 647/House Bill 4825 which strengthens the WQAA by requiring the Department of Environmental Protection to adopt regulations to implement the WQAA, enhancing asset management plans and reporting, upgrading cyber security standards and adding criminal penalties for falsifying reports.
•Illinois passed House Bill 414, Low Income Water & Sewer Financial Assistance Program, which authorizes the state’s Department of Commerce and Economic Opportunity to institute a water and sewer assistance program for customers of privately and publicly owned systems. The program is modeled off the existing energy supplemental state Low Income Home Energy Assistance Program.
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that will require the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021.

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Years Ended December 31,
	2021	2020	2019
(In millions)
Operating revenues	$3,930	$3,777	$3,610
Operating expenses:
Operation and maintenance	1,777	1,622	1,544
Depreciation and amortization	636	604	582
General taxes	321	303	280
Other	—	—	(10)
Total operating expenses, net	2,734	2,529	2,396
Operating income	1,196	1,248	1,214
Other income (expense):
Interest expense	(403)	(397)	(386)
Interest income	4	2	4
Non-operating benefit costs, net	78	49	16
Gain or (loss) on sale of businesses	747	—	(44)
Other, net	18	22	29
Total other income (expense)	444	(324)	(381)
Income before income taxes	1,640	924	833
Provision for income taxes	377	215	212
Net income attributable to common shareholders	$1,263	$709	$621
Segment Results of Operations
The Company’s operating segments are comprised of the revenue-generating components of its business for which separate financial information is internally produced and regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its business primarily through one reportable segment, the Regulated Businesses segment. The Company also operates other businesses that, individually, do not meet the criteria of a reportable segment in accordance with GAAP, and are collectively presented as the Market-Based Businesses, which is consistent with how management assesses the results of these businesses. For a discussion and analysis of the Company’s financial statements for fiscal 2020 compared to fiscal 2019, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Years Ended December 31,
	2021	2020	2019
(In millions)
Operating revenues	$3,384	$3,255	$3,094
Operation and maintenance	1,325	1,258	1,182
Depreciation and amortization	601	562	529
General taxes	301	285	262
Other operating expenses	1	(3)	(10)
Other income (expenses)	(195)	(221)	(262)
Income before income taxes	962	932	869
Provision for income taxes	172	217	215
Net income attributable to common shareholders	789	715	654
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Years Ended December 31,
	2021	2020	2019
(In millions)
Water services:
Residential	$1,935	$1,895	$1,735
Commercial	676	627	639
Fire service	151	147	142
Industrial	141	133	138
Public and other	239	226	230
Total water services	3,142	3,028	2,884
Wastewater services:
Residential	151	134	119
Commercial	37	34	31
Industrial	4	3	3
Public and other	16	14	14
Total wastewater services	208	185	167
Other (a)	34	42	43
Total operating revenues	$3,384	$3,255	$3,094
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Years Ended December 31,
	2021	2020	2019
(Gallons in millions)
Billed water services volumes:
Residential	173,644	178,753	167,470
Commercial	77,476	75,875	81,268
Industrial	35,738	34,875	37,242
Fire service, public and other	51,957	49,031	50,501
Total billed water services volumes	338,815	338,534	336,481
In 2021, as compared to 2020, operating revenues increased $129 million primarily due to $208 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states, and a $26 million increase from water and wastewater acquisitions, as well as organic growth in existing systems. These increases were offset by an estimated net decrease of $13 million from weather in both 2021 and 2020, a $5 million decrease from lower water services demand and ongoing customer usage reductions from conservation, and a $79 million decrease in revenues due to the amortization of EADIT, which is generally offset with a reduction in income tax expense. Additionally, there was an $8 million decrease in revenue due to the denial of authorization to defer certain COVID-19 financial impacts based on the PaPUC order received by the Company’s Pennsylvania subsidiary. See Note 3—Impact of the COVID-19 Pandemic in the Notes to Consolidated Financial Statements for additional information.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense:

	For the Years Ended December 31,
	2021	2020	2019
(In millions)
Employee-related costs	$522	$495	$462
Production costs	353	335	317
Operating supplies and services	245	242	237
Maintenance materials and supplies	93	84	74
Customer billing and accounting	66	58	55
Other	46	44	37
Total	$1,325	$1,258	$1,182
Employee-Related Costs

	For the Years Ended December 31,
	2021	2020	2019
(In millions)
Salaries and wages	$402	$382	$363
Group insurance	66	65	60
Pensions	25	20	12
Other benefits	29	28	27
Total	$522	$495	$462
In 2021, as compared to 2020, employee-related costs increased $27 million primarily due to a $20 million increase in salaries and wages from higher headcount and related compensation expense supporting growth in the businesses and a $5 million increase in pension service costs.

Production Costs

	For the Years Ended December 31,
	2021	2020	2019
(In millions)
Purchased water	$153	$149	$135
Fuel and power	97	88	90
Chemicals	59	57	54
Waste disposal	44	41	38
Total	$353	$335	$317
In 2021, as compared to 2020, production costs increased $18 million primarily due to a $9 million increase in fuel and power due to higher rates and system delivery across several subsidiaries and a $4 million increase in purchased water primarily due to usage in the Company’s California subsidiary.
Maintenance Materials and Supplies
In 2021, as compared to 2020, maintenance materials and supplies increased $9 million primarily due to timing of maintenance and tank painting projects in the Company’s New Jersey subsidiary and increased paving costs from a higher volume of main breaks.
Customer Billing and Accounting
In 2021, as compared to 2020, customer billing and accounting increased $8 million primarily due to higher call volumes experienced at our customer service centers, higher collections costs and higher uncollectible costs.
Depreciation and Amortization
In 2021, as compared to 2020, depreciation and amortization increased $39 million primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
General Taxes
In 2021, as compared to 2020, general taxes increased $16 million, primarily due to increased capital investments, including acquisitions, increased tax rates across several subsidiaries and an increase in the New Jersey Gross Receipts Tax.
Other Income (Expenses)
In 2021, as compared to 2020, other income (expenses) increased $26 million primarily due to the reduction in the non-service cost components of pension and other postretirement benefits expense resulting from higher asset returns.
Provision for Income Taxes
In 2021, as compared to 2020, the Regulated Businesses’ provision for income taxes decreased $45 million. The Regulated Businesses’ effective income tax rate was 17.9% and 23.3% for the years ended December 31, 2021 and 2020, respectively. The decrease was primarily due to an increase in the amortization of EADIT resulting from the TCJA, pursuant to regulatory orders. The amortization of EADIT is generally offset with reductions in revenue.

Market-Based Businesses
Presented in the table below is information for the Market-Based Businesses:

	For the Years Ended December 31,
	2021	2020	2019
(In millions)
Operating revenues	$563	$540	$539
Operation and maintenance	482	389	393
Depreciation and amortization	22	26	37
Gain or (loss) on sale of businesses	748	(1)	(44)
Income before income taxes	798	120	66
Provision for income taxes	248	29	20
Net income attributable to common shareholders	550	91	46
Operating Revenues
In 2021, as compared to 2020, operating revenues increased $23 million primarily due to a $32 million increase in capital and O&M projects in the MSG, across several of the Company’s military bases, primarily at the United States Military Academy at West Point, New York, Fort Belvoir and Joint Base Lewis-McChord and a $7 million increase in the CSG related to the contract with the City of Camden, New Jersey. These increases were partially offset by a $17 million year over year decrease at HOS due to the sale of the business in the fourth quarter of 2021.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Market-Based Businesses’ operating and maintenance expense:

	For the Years Ended December 31,
	2021	2020	2019
(In millions)
Operating supplies and services	$221	$148	$128
Maintenance materials and supplies	123	114	109
Employee-related costs	96	90	109
Production costs	22	21	29
Other	20	16	18
Total	$482	$389	$393
Operating Supplies and Services
In 2021, as compared to 2020, operating supplies and services increased $73 million primarily due to the $45 million pre-tax contribution to the AWCF authorized by the Company in 2021, costs associated with MSG from increased capital and O&M projects as discussed above and an increase in additional O&M costs related to CSG.
Maintenance Materials and Supplies
In 2021, as compared to 2020, maintenance materials and supplies increased $9 million primarily due to an increase in CSG related to the contract with the City of Camden, New Jersey and an increase in HOS due to contract growth and an increase in claims. These increases were partially offset by a decrease in HOS due to the sale of its business in the fourth quarter of 2021.
Employee-Related Costs
In 2021, as compared to 2020, employee-related costs increased $6 million primarily due to an increase in salaries and wages in MSG from the addition of new bases in the second half of 2020 and HOS for additional customer service costs to support the business.
Depreciation and Amortization
In 2021, as compared to 2020, depreciation and amortization decreased $4 million primarily due to lower intangible asset amortization expenses in HOS.

Gain or (Loss) on Sale of Businesses
During the fourth quarter of 2021, the Company recognized a pre-tax gain on sale of $748 million relating to the sale of HOS. See Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Provision for Income Taxes
In 2021, as compared to 2020, provision for income taxes increased $219 million primarily due to the sale of HOS. See Note 6—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
The Company uses its capital resources, including cash, primarily to (i) fund operating and capital requirements, (ii) pay interest and meet debt maturities, (iii) pay dividends, (iv) fund acquisitions, (v) fund pension and postretirement benefit obligations, and (vi) to pay federal income taxes, which the Company began to pay as a result of fully utilizing its NOL carryforward in 2021. The Company invests a significant amount of cash on regulated capital projects where it expects to earn a long-term return on investment. Additionally, the Company operates in rate regulated environments in which the amount of new investment recovery may be limited, and where such recovery generally takes place over an extended period of time, and certain capital recovery is also subject to regulatory lag. See Item 1—Business—Regulated Businesses—Regulation and Rate Making for additional information. The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the next five years through a combination of long-term debt and equity in addition to the proceeds from the sales of HOS and the Company’s New York subsidiary. If necessary, the Company may delay certain capital investments or other funding requirements, or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
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
If these unfavorable business, market, financial and other conditions deteriorate to the extent that the Company is no longer able to access the commercial paper and/or capital markets on reasonable terms, AWCC has access to an unsecured revolving credit facility that expires in March 2025 with aggregate bank commitments of $2.25 billion. The facility is used principally to fulfill the Company’s short-term liquidity needs by supporting AWCC’s $2.10 billion commercial paper program and to provide a sublimit of up to $150 million for letters of credit. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment under the facility by up to $500 million. As of December 31, 2021, AWCC had no outstanding borrowings and $76 million of outstanding letters of credit under its revolving credit facility, with $1.59 billion available to fulfill its short-term liquidity needs and to issue letters of credit.
To ensure adequate liquidity given the impacts of the COVID-19 pandemic on debt and capital markets, on March 20, 2020, AWCC entered into a Term Loan Credit Agreement, by and among parent company, AWCC and the lenders party thereto (the “Term Loan Facility”). The net proceeds were used for general corporate purposes of AWCC and American Water and to provide additional liquidity. The Term Loan Facility commitments terminated at maturity on March 19, 2021, and the Term Loan Facility was repaid in full.
The Company believes that its ability to access the debt and equity capital markets, the revolving credit facility and cash flows from operations will generate sufficient cash to fund the Company’s short-term requirements. The Company believes it has sufficient liquidity and the ability to manage its expenditures, should there be a disruption of the capital and credit markets. However, there can be no assurance that the lenders will be able to meet existing commitments to AWCC under the revolving credit facility, or that AWCC will be able to access the commercial paper or loan markets in the future on acceptable terms or at all. See Credit Facilities and Short-Term Debt below for additional information.

Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. The Company’s future cash flows from operating activities will be affected by, among other things: customers’ ability to pay for service in a timely manner, economic utility regulation, inflation, compliance with environmental, health and safety standards, production costs, maintenance costs, customer growth, declining customer usage of water, employee-related costs, including pension funding, weather and seasonality, taxes, and overall economic conditions.
Operating cash flows can be negatively affected by changes in the Company’s rate regulated environments, changes in the Market-Based Businesses, changes in the economy, interest rates, the timing of tax payments, and the Company’s customers’ ability to pay for service in a timely manner, among other items. The Company can provide no assurance that its customers’ historical payment pattern will continue in the future. The Company’s current liabilities may exceed current assets mainly from debt maturities due within one year and the use of short-term debt as a funding source, primarily to meet scheduled maturities of long-term debt, fund acquisitions and construction projects, as well as cash needs, which can fluctuate significantly due to the seasonality of the business and other factors. The Company addresses cash timing differences primarily through its short-term liquidity funding mechanisms.
Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Net income	$1,263	$709	$621
Add (less):
Depreciation and amortization	636	604	582
Deferred income taxes and amortization of investment tax credits	230	207	208
Other non-cash activities (a)	(27)	—	4
Changes in working capital (b)	126	(49)	(5)
Settlement of cash flow hedges	—	(6)	(30)
Pension and non-pension postretirement benefit contributions	(40)	(39)	(31)
(Gain) or loss on sale of businesses	(747)	—	34
Net cash provided by operating activities	$1,441	$1,426	$1,383
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
In 2021, cash flows provided by operating activities increased $15 million, primarily due to an increase in net income, changes in working capital, primarily from an increase in accrued taxes, and an increase in depreciation and amortization due to additional utility plant placed in service from capital infrastructure investments. Partially offsetting these increases was the gain on sale of businesses, due to the gain on the sale of HOS.
The Company expects to make pension contributions to the plan trusts of $37 million in 2022. In addition, the Company estimates that contributions will amount to $35 million, $33 million, $30 million and $27 million in 2023, 2024, 2025 and 2026, respectively. Actual amounts contributed could change materially from these estimates as a result of changes in assumptions and actual investment returns, among other factors.

Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Capital expenditures	$(1,764)	$(1,822)	$(1,654)
Acquisitions, net of cash acquired	(135)	(135)	(235)
Proceeds from sale of assets, net of cash on hand	472	2	48
Removal costs from property, plant and equipment retirements, net	(109)	(106)	(104)
Net cash used in investing activities	$(1,536)	$(2,061)	$(1,945)
In 2021, cash flows used in investing activities decreased $525 million primarily due to proceeds received from the sale of HOS and timing of payments for capital expenditures. The Company continues to invest across all infrastructure categories, mainly replacement and renewal of transmission and distribution and services, meter and fire hydrants infrastructure in the Company’s Regulated Businesses, as discussed below.
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
Presented in the table below is a summary of the Company’s capital expenditures by category:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Transmission and distribution	$749	$704	$661
Treatment and pumping	197	306	190
Services, meter and fire hydrants	366	333	346
General structure and equipment	251	299	234
Sources of supply	64	54	83
Wastewater	137	126	140
Total capital expenditures	$1,764	$1,822	$1,654
In 2021, the Company’s capital expenditures decreased $58 million primarily due to a decrease in treatment and pumping and general structure and equipment infrastructure investment partially offset by increases in transmission and distribution and services, meter and fire hydrants infrastructure investment.
The Company also grows its business primarily through acquisitions of water and wastewater systems. These acquisitions are generally located in geographic proximity to the Company’s existing Regulated Businesses and support continued geographical diversification and growth of its operations. Generally, acquisitions are funded initially with short-term debt, and later refinanced with long-term financing. During 2021, the Company paid $112 million for the acquisition of 23 water and wastewater systems, representing in the aggregate approximately 20,000 customers and paid $23 million in deposits for future acquisitions.
As previously noted, over the next five years the Company expects to invest between $13 billion to $14 billion, with $11.5 billion to $12 billion for infrastructure improvements in the Regulated Businesses, and the Company expects to invest between $28 billion to $32 billion over the next 10 years. In 2022, the Company expects to invest $2.5 billion, consisting of $2 billion for infrastructure improvements and $500 million for acquisitions in the Regulated Businesses.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Years Ended December 31,
	2021	2020	2019
(In millions)
Proceeds from long-term debt	$1,118	$1,334	$1,530
Repayments of long-term debt	(372)	(342)	(495)
(Repayments of) proceeds from term loan	(500)	500	—
Net short-term borrowings with maturities less than three months	(198)	(5)	(178)
Dividends paid	(428)	(389)	(353)
Anti-dilutive share repurchases	—	—	(36)
Other financing activities, net (a)	35	22	26
Net cash (used in) provided by financing activities	$(345)	$1,120	$494
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment plan, net of taxes paid, advances and contributions in aid of construction, net of refunds, and debt issuance costs and make-whole premiums on early debt redemption.
In 2021, cash flows provided by financing activities decreased $1,465 million, primarily due to the repayment in full at maturity of the $500 million Term Loan Facility during the first quarter of 2021, an increase in net repayments of commercial paper borrowings, higher dividends paid in 2021 and an increase in repayments of long-term debt due to the prepayment of $327 million in aggregate principal amount of AWCC’s outstanding senior notes during the second quarter of 2021.
The Company’s financing activities are primarily focused on funding regulated infrastructure expenditures, regulated acquisitions and payment of dividends. These activities included the issuance of long-term and short-term debt, primarily through AWCC. Based on the needs of the Regulated Businesses and the Company, AWCC may borrow funds or issue its debt in the capital markets and then, through intercompany loans, provide those borrowings to the Regulated Businesses and parent company. The Regulated Businesses and parent company are obligated to pay their portion of the respective principal and interest to AWCC, in the amount necessary to enable AWCC to meet its debt service obligations. Parent company’s borrowings are not a source of capital for the Regulated Businesses, therefore, parent company is not able to recover the interest charges on its debt through regulated water and wastewater rates. As of December 31, 2021, AWCC has made long-term fixed rate loans and commercial paper loans to the Regulated Businesses amounting to $6.7 billion. Additionally, as of December 31, 2021, AWCC has made long-term fixed rate loans and commercial paper loans to parent company amounting to $3.1 billion.
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
One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as swaps. The Company also reduces exposure to interest rates by managing commercial paper and debt maturities. The Company does not enter into derivative contracts (through AWCC) for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company minimizes the counterparty credit risk on these transactions by dealing only with leading, creditworthy financial institutions, having long-term credit ratings of “A” or better.

On May 10, 2021, the Company terminated two treasury lock agreements with an aggregate notional amount of $275 million, realizing a net gain of less than $1 million, to be amortized through interest, net over a ten-year period, in accordance with the terms of the new debt issued on May 10, 2021. No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2021 and 2020.
In February 2021, parent company and AWCC filed with the SEC a universal shelf registration statement that enables the Company to meet its capital needs through the offer and sale to the public from time to time of an unlimited amount of various types of securities, including American Water common stock, preferred stock, and other equity and hybrid securities, and AWCC debt securities, all subject to market conditions and demand, general economic conditions, and as applicable, rating status. The shelf registration statement will expire in February 2024. During 2021, 2020 and 2019, $1.10 billion, $1.00 billion, and $1.10 billion, respectively, of debt securities were issued under this and predecessor registration statements.
Presented in the table below are the issuances of long-term debt in 2021:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC (a)	Senior notes—fixed rate	2.30%-3.25%	2.78%	2031-2051	$1,100
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	0.04%	2022-2047	18
Total issuances					$1,118
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness. See “—Issuer and Guarantor of Senior Notes” below.
Presented in the table below are the retirements and redemptions of long-term debt in 2021 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-6.55%	5.94%	2021-2031	$327
Other American Water subsidiaries	Private activity mortgage bonds	9.13%-9.69%	9.52%	2021	31
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.38%	2021-2048	13
Other American Water subsidiaries	Mandatory redeemable preferred stock	8.49%-8.49%	8.49%	2022-2022	1
Total retirements and redemptions					$372
From time to time and as market conditions warrant, the Company may engage in long-term debt retirements through make-whole redemptions, tender offers, open market repurchases or other viable alternatives.
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
Credit Facilities and Short-Term Debt
Interest rates on advances under the Company’s revolving credit facility are based on a credit spread to the LIBOR rate (or applicable market replacement rate) or base rate in accordance with Moody Investors Service’s and Standard & Poor’s Financial Services’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt. The facility is used principally to support AWCC’s commercial paper program and to provide up to $150 million in letters of credit. Indebtedness under the facility and AWCC’s commercial paper are considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations thereunder.
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(584)	(76)	(660)
Remaining availability as of December 31, 2021	$1,516	$74	$1,590
(a)Total remaining availability of $1.59 billion as of December 31, 2021 may be accessed through revolver draws.

	2020
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2020	$1,314	$74	$1,388
(a)Total remaining availability may be accessed through revolver draws.

Presented in the table below is the Company’s total available liquidity as of December 31, 2021 and 2020:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of December 31, 2021	$116	$1,590	$1,706
Available liquidity as of December 31, 2020	547	1,388	1,935
The weighted average interest rate on AWCC short-term borrowings, including as of December 31, 2020, $500 million of outstanding principal on the Term Loan Facility, was approximately 0.25% and 1.16%, for the years ended December 31, 2021 and 2020, respectively.
Capital Structure
Presented in the table below is the percentage of the Company’s capitalization represented by the components of its capital structure as of December 31:

	2021	2020	2019
Total common shareholders’ equity	39.9%	37.1%	39.2%
Long-term debt and redeemable preferred stock at redemption value	56.6%	53.6%	55.6%
Short-term debt and current portion of long-term debt	3.5%	9.3%	5.2%
Total	100%	100%	100%
The changes in the capital structure mix between periods were mainly attributable to the impacts of the HOS sale, repayment of the Term Loan Facility at maturity on March 19, 2021, and the Company’s long-term debt offering that was completed on May 10, 2021.
Debt Covenants
The Company’s debt agreements contain financial and non-financial covenants. To the extent that the Company is not in compliance with these covenants, an event of default may occur under one or more debt agreements and the Company, or its subsidiaries, may be restricted in its ability to pay dividends, issue new debt or access the revolving credit facility. The long-term debt indentures contain a number of covenants that, among other things, prohibit or restrict the Company from issuing debt secured by the Company’s assets, subject to certain exceptions. Failure to comply with any of these covenants could accelerate repayment obligations.
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On December 31, 2021, the Company’s ratio was 0.60 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of February 16, 2022 as issued by the following rating agencies:

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
Access to the capital markets, including the commercial paper market, and respective financing costs in those markets, may be directly affected by the Company’s securities ratings. The Company primarily accesses the debt capital markets, including the commercial paper market, through AWCC. However, the Company has also issued debt through its regulated subsidiaries, primarily in the form of mortgage bonds and tax exempt securities or borrowings under state revolving funds, to lower the overall cost of debt.
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
Regulation and Regulatory Accounting
The Company’s regulated utilities are subject to regulation by PUCs and, as such, the Company follows the authoritative accounting principles required for rate regulated utilities, which requires the Company to reflect the effects of rate regulation in its Consolidated Financial Statements. Use of this authoritative guidance is applicable to utility operations that meet the following criteria: (i) third-party regulation of rates; (ii) cost-based rates; and (iii) a reasonable assumption that rates will be set to recover the estimated costs of providing service, plus a return on net investment, or rate base. As of December 31, 2021, the Company concluded that the operations of its utilities met the criteria.

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
As of December 31, 2021 and 2020, the Company’s regulatory asset balance was $1.1 billion and its regulatory liability balance was $1.6 billion and $1.8 billion, respectively. See Note 4—Regulatory Matters in the Notes to Consolidated Financial Statements for further information regarding the Company’s significant regulatory assets and liabilities.
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
Under GAAP, specifically Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment of the TCJA, the Company’s deferred taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, the change in deferred taxes are recorded as either an offset to a regulatory asset or a regulatory liability and may be subject to refund to customers. For the Company’s unregulated operations, the change in deferred taxes are recorded as a non-cash re-measurement adjustment to earnings.

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations, failure to successfully implement tax planning strategies and recovery of taxes through the regulatory process for the Regulated Businesses, as well as results of audits and examinations of filed tax returns by taxing authorities. The resulting tax balances as of December 31, 2021 and 2020 are appropriately accounted for in accordance with the applicable authoritative guidance; however, the ultimate outcome of tax matters could result in favorable or unfavorable adjustments to the Consolidated Financial Statements and such adjustments could be material. See Note 15—Income Taxes in the Notes to Consolidated Financial Statements for additional information regarding income taxes.
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
•Mortality— Management adopted the Society of Actuaries Pri-2012 mortality base table, the most recent table developed from private pension plan experience, which provides rates of mortality in 2012 and adopted the new MP-2021 mortality improvement scale to gradually adjust future mortality rates downward due to increased longevity in each year after 2012.
The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. The Company uses an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The discount rate for determining pension benefit obligations was 2.94%, 2.74% and 3.44% at December 31, 2021, 2020 and 2019, respectively. The discount rate for determining other postretirement benefit obligations was 2.90%, 2.56% and 3.36% at December 31, 2021, 2020 and 2019, respectively.
In selecting an EROA, the Company considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The long-term EROA assumption used in calculating pension cost was 6.50% for 2021, 6.50% for 2020, and 6.20% for 2019. The weighted average EROA assumption used in calculating other postretirement benefit costs was 3.67% for 2021, 3.68% for 2020 and 3.56% for 2019.

Presented in the table below are the allocations of the pension plan assets by asset category:

	2022 Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category		2021	2020
Equity securities	43%	46%	49%
Fixed income	50%	47%	45%
Real Estate	5%	7%	6%
Real estate investment trusts (“REITs”)	2%	—%	—%
Total	100%	100%	100%
Postretirement Medical Bargaining Plan Changes
On August 31, 2018, the Postretirement Medical Benefit Plan was remeasured as a result of an announced plan amendment which changed benefits for certain union and non-union plan participants. The plan change resulted in a $175 million reduction in future benefits payable to plan participants, and, in combination with other experience reflected as of the remeasurement date, resulted in a $227 million reduction to the net accumulated postretirement benefit obligation. As of December 31, 2021, the remaining amortization period of the impact of the plan amendment is 6.9 years. As a result of the remeasurement and change in funded status, the Company decreased the investment risk in the plan and reduced its exposure to changes in interest rates by matching the assets of the plan to the projected cash flows for future benefit payments of the liability. Plan assets in excess of those securities designed to match the long-term liabilities are invested in shorter duration fixed income securities and equities.
Presented in the table below are the allocations of the other postretirement benefit plan assets by asset category:

	2022 Target Allocation (a)	Percentage of Plan Assets as of December 31,
Asset Category		2021	2020
Equity securities	18%	22%	18%
Fixed income	82%	78%	82%
Total	100%	100%	100%
(a)Includes the American Water Postretirement Medical Benefits Bargaining Plan, the American Water Postretirement Medical Benefits Non-Bargaining Plan, and the American Water Life Insurance Trust.
The investments of the pension and postretirement welfare plan trusts include debt and equity securities held either directly or through mutual funds, commingled funds and limited partnerships. The trustee for the Company’s defined benefit pension and postretirement welfare plans uses an independent valuation firm to calculate the fair value of plan assets.
In selecting a rate of compensation increase, the Company considers past experience in light of movements in inflation rates. The Company’s rate of compensation increase was 3.51% for 2021, 3.51% for 2020 and 2.97% for 2019.
In selecting health care cost trend rates, the Company considers past performance and forecasts of increases in health care costs. As of January 1, 2021, the Company’s health care cost trend rate assumption used to calculate the periodic cost was 6.25% in 2021 gradually declining to 5.00% in 2026 and thereafter. As of December 31, 2021, the Company projects that medical inflation will be 6.00% in 2022 gradually declining to 5.00% in 2026 and thereafter.
The Company will use a discount rate and EROA of 2.94% and 6.50%, respectively, for estimating its 2022 pension costs. Additionally, the Company will use a discount rate and expected blended return based on weighted assets of 2.90% and 3.60%, respectively, for estimating its 2022 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase the Company’s pension expense. The Company’s 2021 pension and postretirement benefit credit was $41 million and the 2020 pension and postretirement benefit credit was $14 million. The Company expects to make pension contributions to the plan trusts of $37 million in 2022, and $35 million, $33 million, $30 million and $27 million in 2023, 2024, 2025 and 2026, respectively. Actual amounts contributed could change significantly from these estimates. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards.

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
Increases or decreases in the volumes delivered to customers and rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. In addition, changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the unbilled revenue calculation. Unbilled revenue for the Company’s regulated utilities as of December 31, 2021 and 2020 was $162 million and $150 million, respectively.
The Company also recognizes revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
Revenue from the Company’s former HOS business was generated through various protection programs in which the Company provided fixed fee services to domestic homeowners and smaller commercial customers for interior and exterior water and sewer lines, interior electric and gas lines, heating and cooling systems, water heaters, power surge protection and other related services. Most of the contracts had a one-year term and each service was a separate performance obligation, satisfied over time, as the customers simultaneously received and consumed the benefits provided from the service. Customers were obligated to pay for the protection programs ratably over 12 months or via a one-time, annual fee, with revenues recognized ratably over time for those services. Advances from customers were deferred until the performance obligation was satisfied.
The Company also has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on various military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined. Unbilled revenue for the Market-Based Businesses as of December 31, 2021 and 2020 was $86 million and $56 million, respectively.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices and interest rates. The Company is exposed to risks from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. The Company manages its interest rate exposure by limiting its variable rate exposure and by monitoring the effects of market changes in interest rates. The Company also has the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, forward starting swaps and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2021, a hypothetical increase of interest rates by 1% associated with the Company’s short-term borrowings would result in a $8 million increase in short-term interest expense.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Water Works Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Rate Regulation
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated regulatory assets and liabilities balances were $1,067 million and $1,608 million, respectively, as of December 31, 2021. The Company’s regulated utilities are subject to regulation by multiple state utility commissions and the Company follows authoritative accounting principles required for rate regulated utilities, which requires the effects of rate regulation to be reflected in the Company’s consolidated financial statements. As disclosed by management, for each regulatory jurisdiction where the Company conducts business, the Company assesses, at the end of each reporting period, whether the regulatory assets continue to meet the criteria for probable future recovery and regulatory liabilities continue to meet the criteria for probable future settlement. This assessment includes consideration of factors such as changes in regulatory environments, recent rate orders (including recent rate orders on recovery of a specific or similar incurred cost to other regulated entities in the same jurisdiction) and the status of any pending or potential legislation.
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
February 16, 2022
We have served as the Company’s auditor since 1948.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Property, plant and equipment	$27,413	$25,614
Accumulated depreciation	(6,329)	(5,904)
Property, plant and equipment, net	21,084	19,710
Current assets:
Cash and cash equivalents	116	547
Restricted funds	20	29
Accounts receivable, net of allowance for uncollectible accounts of $75 and $60, respectively	271	321
Unbilled revenues	248	206
Materials and supplies	57	47
Assets held for sale	683	629
Other	159	127
Total current assets	1,554	1,906
Regulatory and other long-term assets:
Regulatory assets	1,051	1,127
Seller promissory note from the sale of the Homeowner Services Group	720	—
Operating lease right-of-use assets	92	95
Goodwill	1,139	1,504
Postretirement benefit assets	193	173
Intangible assets	—	55
Other	242	196
Total regulatory and other long-term assets	3,437	3,150
Total assets	$26,075	$24,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 186,880,413 and 186,466,707 shares issued, respectively)	$2	$2
Paid-in-capital	6,781	6,747
Retained earnings	925	102
Accumulated other comprehensive loss	(45)	(49)
Treasury stock, at cost (5,269,324 and 5,168,215 shares, respectively)	(365)	(348)
Total common shareholders' equity	7,298	6,454
Long-term debt	10,341	9,329
Redeemable preferred stock at redemption value	3	4
Total long-term debt	10,344	9,333
Total capitalization	17,642	15,787
Current liabilities:
Short-term debt	584	1,282
Current portion of long-term debt	57	329
Accounts payable	235	189
Accrued liabilities	701	591
Accrued taxes	176	50
Accrued interest	88	88
Liabilities related to assets held for sale	83	137
Other	217	215
Total current liabilities	2,141	2,881
Regulatory and other long-term liabilities:
Advances for construction	284	270
Deferred income taxes and investment tax credits	2,421	2,113
Regulatory liabilities	1,600	1,770
Operating lease liabilities	80	81
Accrued pension expense	285	388
Other	180	83
Total regulatory and other long-term liabilities	4,850	4,705
Contributions in aid of construction	1,442	1,393
Commitments and contingencies (See Note 17)
Total capitalization and liabilities	$26,075	$24,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Operating revenues	$3,930	$3,777	$3,610
Operating expenses:
Operation and maintenance	1,777	1,622	1,544
Depreciation and amortization	636	604	582
General taxes	321	303	280
Other	—	—	(10)
Total operating expenses, net	2,734	2,529	2,396
Operating income	1,196	1,248	1,214
Other income (expense):
Interest expense	(403)	(397)	(386)
Interest income	4	2	4
Non-operating benefit costs, net	78	49	16
Gain or (loss) on sale of businesses	747	—	(44)
Other, net	18	22	29
Total other income (expense)	444	(324)	(381)
Income before income taxes	1,640	924	833
Provision for income taxes	377	215	212
Net income attributable to common shareholders	$1,263	$709	$621

Basic earnings per share: (a)
Net income attributable to common shareholders	$6.96	$3.91	$3.44
Diluted earnings per share: (a)
Net income attributable to common shareholders	$6.95	$3.91	$3.43
Weighted average common shares outstanding:
Basic	182	181	181
Diluted	182	182	181
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income attributable to common shareholders	$1,263	$709	$621
Other comprehensive income (loss), net of tax:
Change in employee benefit plan funded status, net of tax of $0, $(4) and $3 in 2021, 2020 and 2019, respectively	(1)	(12)	8
Defined benefit pension plan actuarial loss, net of tax of $1, $1 and $1 in 2021, 2020 and 2019, respectively	4	3	4
Foreign currency translation adjustment	—	—	(1)
Unrealized gain (loss) on cash flow hedges, net of tax of $1, $(1) and $(5) in 2021, 2020 and 2019, respectively	1	(4)	(13)
Net other comprehensive income (loss)	4	(13)	(2)
Comprehensive income attributable to common shareholders	$1,267	$696	$619
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,263	$709	$621
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	636	604	582
Deferred income taxes and amortization of investment tax credits	230	207	208
Provision for losses on accounts receivable	37	34	28
(Gain) or loss on sale of businesses	(747)	—	34
Pension and non-pension postretirement benefits	(41)	(14)	17
Other non-cash, net	(23)	(20)	(41)
Changes in assets and liabilities:
Receivables and unbilled revenues	(74)	(97)	(25)
Pension and non-pension postretirement benefit contributions	(40)	(39)	(31)
Accounts payable and accrued liabilities	66	(2)	66
Other assets and liabilities, net	134	44	(76)
Net cash provided by operating activities	1,441	1,426	1,383
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,764)	(1,822)	(1,654)
Acquisitions, net of cash acquired	(135)	(135)	(235)
Proceeds from sale of assets, net of cash on hand	472	2	48
Removal costs from property, plant and equipment retirements, net	(109)	(106)	(104)
Net cash used in investing activities	(1,536)	(2,061)	(1,945)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,118	1,334	1,530
Repayments of long-term debt	(372)	(342)	(495)
(Repayments of) proceeds from term loan	(500)	500	—
Net short-term borrowings with maturities less than three months	(198)	(5)	(178)
(Remittances) proceeds from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $18, $17 and $11 in 2021, 2020 and 2019, respectively	(1)	9	15
Advances and contributions in aid of construction, net of refunds of $25, $24 and $30 in 2021, 2020 and 2019, respectively	62	28	26
Debt issuance costs and make-whole premium on early debt redemption	(26)	(15)	(15)
Dividends paid	(428)	(389)	(353)
Anti-dilutive share repurchases	—	—	(36)
Net cash (used in) provided by financing activities	(345)	1,120	494
Net (decrease) increase in cash, cash equivalents and restricted funds	(440)	485	(68)
Cash, cash equivalents and restricted funds at beginning of period	576	91	159
Cash, cash equivalents and restricted funds at end of period	$136	$576	$91
Cash paid during the year for:
Interest, net of capitalized amount	$389	$382	$383
Income taxes, net of refunds of $6, $2 and $4 in 2021, 2020 and 2019, respectively	$1	$7	$12
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of year end	$292	$221	$235
Seller promissory note from the sale of the Homeowner Services Group	$720	$—	$—
Contingent cash payment from the sale of the Homeowner Services Group	$75	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity
(In millions, except per share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value	Paid-in Capital			Shares	At Cost
Balance as of December 31, 2018	185.4	$2	$6,657	$(464)	$(34)	(4.7)	$(297)	$5,864
Cumulative effect of change in accounting principle	—	—	—	(2)	—	—	—	(2)
Net income attributable to common shareholders	—	—	—	621	—	—	—	621
Common stock issuances (a)	0.5	—	43	—	—	(0.1)	(5)	38
Repurchases of common stock	—	—	—	—	—	(0.3)	(36)	(36)
Net other comprehensive income	—	—	—	—	(2)	—	—	(2)
Dividends ($2.00 declared per common share)	—	—	—	(362)	—	—	—	(362)
Balance as of December 31, 2019	185.9	$2	$6,700	$(207)	$(36)	(5.1)	$(338)	$6,121
Net income attributable to common shareholders	—	—	—	709	—	—	—	709
Common stock issuances (a)	0.6	—	47	—	—	(0.1)	(10)	37
Net other comprehensive income	—	—	—	—	(13)	—	—	(13)
Dividends ($2.20 declared per common share)	—	—	—	(400)	—	—	—	(400)
Balance as of December 31, 2020	186.5	$2	$6,747	$102	$(49)	(5.2)	$(348)	$6,454
Net income attributable to common shareholders	—	—	—	1,263	—	—	—	1,263
Common stock issuances (a)	0.4	—	34	—	—	(0.1)	(17)	17
Net other comprehensive income	—	—	—	—	4	—	—	4
Dividends ($2.41 declared per common share)	—	—	—	(440)	—	—	—	(440)
Balance as of December 31, 2021	186.9	$2	$6,781	$925	$(45)	(5.3)	$(365)	$7,298
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements
(Unless otherwise noted, in millions, except per share data)
Note 1: Organization and Operation
American Water Works Company, Inc. (the “Company” or “American Water”) is a holding company for regulated and market-based subsidiaries that provide water and wastewater services throughout the United States. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The Company’s primary business involves the ownership of regulated utilities that provide water and wastewater services in 14 states in the United States, collectively referred to as the “Regulated Businesses.” The Company also operates other businesses that provide water and wastewater services within non-reportable operating segments, collectively referred to as the “Market-Based Businesses.” The Company’s primary Market-Based Businesses include the Military Services Group (“MSG”), which enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations; and the former Homeowner Services Group (“HOS”), which provided various warranty protection programs and other home services to residential customers.
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
The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $374 million and $360 million as of December 31, 2021 and 2020, respectively.
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
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding. An increase in the allowance for uncollectible accounts for the periods ending December 31, 2021 and 2020 reflects the impacts from the COVID-19 pandemic, including an increase in uncollectible accounts expense and a reduction in amounts written off due to shutoff moratoria in place across the Company’s subsidiaries. See Note 8—Allowance for Uncollectible Accounts for additional information.
Materials and Supplies
Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.
Seller Promissory Note
The Company’s seller promissory note is accounted for under ASC 310, Receivables, and is classified as held for investment and accounted for at amortized cost at the present value of consideration received for the sale of its HOS business. Interest income from the seller promissory note is accrued based on the principal amount outstanding and earned over the contractual life of the loan.
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
The Company’s goodwill is primarily associated with the acquisition of American Water by an affiliate of the Company’s previous owner in 2003 and has been allocated to reporting units based on the fair values at the date of the acquisitions. For purposes of testing goodwill for impairment, the reporting units in the Regulated Businesses segment are aggregated into a single reporting unit. The goodwill of the Market-Based Businesses is comprised of the MSG reporting unit.
The Company’s annual impairment testing is performed as of November 30 of each year, in conjunction with the completion of the Company’s annual business plan. The Company assesses qualitative factors to determine whether quantitative testing is necessary. If it is determined, based upon qualitative factors, that the estimated fair value of a reporting unit is more likely than not, greater than its carrying value, no further testing is required. If the Company bypasses the qualitative assessment or performs the qualitative assessment and determines that the estimated fair value of a reporting unit is more likely than not, less than its carrying value, a quantitative, fair value-based assessment is performed. This quantitative testing compares the estimated fair value of the reporting unit to its respective net carrying value, including goodwill, on the measurement date. An impairment loss will be recognized in the amount equal to the excess of the reporting unit’s carrying value compared to its estimated fair value, limited to the total amount of goodwill allocated to that reporting unit.
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
Intangible Assets
Intangible assets consisted primarily of finite-lived customer relationships associated with the acquisition of Pivotal Home Solutions in June 2018. Finite-lived intangible assets were initially measured at their estimated fair values and were amortized over their estimated useful lives based on the pattern in which the economic benefits of the intangible assets were consumed or otherwise used. See Note 9—Goodwill and Other Intangible Assets for additional information. All of the Company’s finite-lived intangible assets were sold as part of the HOS sale transaction.

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
Advances are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities as of December 31, 2021 and 2020 on the Consolidated Balance Sheets are estimated refunds of $23 million and $23 million, respectively. Those amounts represent expected refunds during the next 12-month period.
Advances that are no longer refundable are reclassified to contributions. Contributions are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.
Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. In accordance with applicable regulatory guidelines, some of the Company’s utility subsidiaries do not amortize contributions, and any contribution received remains on the balance sheet indefinitely. Amortization of contributions in aid of construction was $36 million, $32 million and $29 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Revenue Recognition
Under Accounting Standards Codification Topic 606, Revenue From Contracts With Customers, and all related amendments (collectively, “ASC 606”), a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under ASC 606, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract, including whether any performance obligations are distinct and capable of being distinct in the context of the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Company satisfies each performance obligation.
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
Market-Based Businesses Revenue
The Company has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on various military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined. See Note 5—Revenue Recognition for additional information.
Through various warranty protection programs and other home services, the Company previously provided fixed fee services to residential customers for interior and exterior water and sewer lines, interior electric and gas lines, heating and cooling systems, water heaters and other home appliances, as well as power surge protection and other related services through its former HOS business. Most of the contracts had a one-year term and each service was a separate performance obligation, satisfied over time, as the customers simultaneously received and consumed the benefits provided from the service. Customers were obligated to pay for the protection programs ratably over 12 months or via a one-time, annual fee, with revenues recognized ratably over time for those services. Advances from customers were deferred until the performance obligation was satisfied.
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

	2021	2020	2019
Allowance for other funds used during construction	$27	$30	$28
Allowance for borrowed funds used during construction	10	13	13
Environmental Costs
The Company’s water and wastewater operations and the operations of its Market-Based Businesses are subject to U.S. federal, state, local and foreign requirements relating to environmental protection, and as such, the Company periodically becomes subject to environmental claims in the normal course of business. Environmental expenditures that relate to current operations or provide a future benefit are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued, on an undiscounted basis, when it is probable that these costs will be incurred and can be reasonably estimated. A conservation agreement entered into by a subsidiary of the Company with the National Oceanic and Atmospheric Administration in 2010 and amended in 2017 required the subsidiary to, among other provisions, implement certain measures to protect the steelhead trout and its habitat in the Carmel River watershed in the State of California. The subsidiary agreed to pay $1 million annually commencing in 2010 with the final payment made in 2021. No remediation costs were accrued as of December 31, 2021 and $1 million was accrued as of December 31, 2020.
Derivative Financial Instruments
The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments.
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
		March 12, 2020 through December 31, 2022	Prospective for contract modifications and hedging relationships; applied as of January 1, 2020.	The standard did not have a material impact on the Consolidated Financial Statements.
Simplifying the Accounting for Income Taxes	The guidance removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.	January 1, 2021	Modified retrospective for amendments related to changes in ownership of a foreign subsidiary or equity method investment;
			Modified retrospective or retrospective for amendments related to taxes partially based on income; Prospective for all other amendments.	The standard did not have a material impact on the Consolidated Financial Statements.
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of December 31, 2021:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	Simplification of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in fewer embedded conversion features being separately recognized from the host contract. Earnings per share (“EPS”) calculations have been simplified for certain instruments.	January 1, 2022	Either modified retrospective or fully retrospective	The Company anticipates the adoption of the standard will not have a material impact on its Consolidated Financial Statements.
Disclosures by Business Entities about Government Assistance	The amendments in this update requires additional disclosures regarding government grants and contributions. These disclosures require information on the following three items about these government transactions to be provided: information on the nature of transactions and related accounting policy used to account for transactions, the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line, and significant terms and conditions of the transactions, including commitments and contingencies	January 1, 2022	Either prospective or retrospective	The Company is evaluating any impact on its Consolidated Financial Statements.
Accounting for Contract Asset and Contract Liabilities from Contracts with Customers	The guidance requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 as if it had originated the contracts.	January 1, 2023; early adoption permitted	Prospective	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation. The Company reclassified $44 million relating to loss on the sale of Keystone Clearwater Solutions, LLC in 2019 from operating expenses to other income (expenses) included in Gain or (loss) on sale of businesses on the Consolidated Statements of Operations.

Note 3: Impact of the COVID-19 Pandemic
American Water continues to monitor the COVID-19 pandemic and has experienced financial impacts since the start of the pandemic resulting from lower revenues from the suspension of late fees and foregone reconnect fees in certain states, certain incremental O&M expenses, an increase in uncollectible accounts expense and additional debt costs. These impacts are collectively referred to as “financial impacts.”
As of February 16, 2022, American Water has commission orders authorizing deferred accounting or cost recovery for COVID-19 financial impacts in 11 of 13 jurisdictions. Other regulatory actions to date are presented in the table below:

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
CA, IA, IL, MO
The Company’s Pennsylvania subsidiary filed for a request with the Pennsylvania Public Utility Commission (the “PaPUC”) to defer as a regulatory asset all identified COVID-19 financial impacts. On September 15, 2021, the PaPUC issued an order approving the Company’s request to defer, with carrying costs, incremental uncollectible expense and other incremental costs net of savings attributed to the COVID-19 pandemic. The PaPUC order denied the request to include lost revenues attributed to the waiver of late fees and reconnect fees and expenses associated with additional interest costs. Additionally, the PaPUC order approved the request to allow for the continuation of the deferral of financial impacts, rejecting proposals from the intervening parties to define an end date to the deferral in 2021. As a result of the order discussed above, the Company recorded a net $7 million reduction to its regulatory assets and corresponding impacts to revenue, interest expense and uncollectible expense during the third quarter of 2021. The Company continues to evaluate options within its next base rate case to address these denied items and the resulting financial impact.
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
In December 2020, the Kentucky Public Service Commission issued an order denying a request to defer to a regulatory asset the financial impacts related to the COVID-19 pandemic.
Consistent with these regulatory orders, the Company has recorded $36 million in regulatory assets and $6 million of regulatory liabilities for the financial impacts related to the COVID-19 pandemic on the Consolidated Balance Sheets as of December 31, 2021.
As of February 16, 2022, one state, New Jersey, continues moratoria until March 15, 2022, on the suspension of service disconnections due to non-payment. The moratoria on disconnects have expired in 12 states.

Note 4: Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate cases authorizations that became effective during 2019 through 2021:

(In millions)	2021	2020	2019
General rate cases by state (a):
Iowa (effective October 11, 2021)	$1	$—	$—
Missouri (effective May 28, 2021)	22	—	—
Pennsylvania (effective January 28, 2021)	70	—	—
California (effective January 1, 2021, January 1, 2020 and May 11, 2019)	22	5	4
New Jersey (effective November 1, 2020)	—	54	—
Indiana (effective May 1, 2020 and July 1, 2019)	—	13	4
Kentucky (effective June 28, 2019)	—	—	13
West Virginia (effective February 25, 2019)	—	—	19
Maryland (effective February 5, 2019)	—	—	1
Total general rate case authorizations	$115	$72	$41
(a)Excludes authorized increases of $7 million and $4 million in 2021 and 2019, respectively, for the Company’s New York subsidiary, which was sold on January 1, 2022. See Note 6—Acquisitions and Divestitures for additional information.
On November 18, 2021, the California Public Utilities Commission (the “CPUC”) unanimously approved a final decision in the test year 2021 general rate case filed by the Company’s California subsidiary, which is retroactive to January 1, 2021. The Company’s California subsidiary received authorization for additional annualized water and wastewater revenues of $22 million, excluding agreed to reductions for EADIT as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The EADIT reduction in revenues is $4 million and is offset by a like reduction in income tax expense. On January 18, 2022, the Company’s California subsidiary filed for approval of $13 million in 2022 escalation increases, excluding $4 million of reductions related to the TCJA. This filing, which is retroactive to January 1, 2022, is subject to CPUC approval with a 45-day review period.
On June 28, 2021, an order was issued authorizing an increase of $1 million in the general rate case filed by the Company’s Iowa subsidiary in 2020. The Company’s Iowa subsidiary filed tariffs consistent with the order on September 23, 2021. Effective October 11, 2021, the Iowa Utilities Board approved the tariffs and implemented the new rates.
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
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. A scheduling order was issued on October 18, 2021 establishing a briefing schedule through March 2022. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.

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
Pending General Rate Case Filings
On February 10, 2022, the Company’s Illinois subsidiary filed a general rate case requesting $71 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges.
On January 14, 2022, the Company’s New Jersey subsidiary filed a general rate case requesting $110 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges.
On December 1, 2021, the Company’s Kentucky subsidiary filed a wastewater rate case requesting additional revenues of $1 million, excluding proposed reductions for EADIT as a result of TCJA. The Company requested a four-step rate increase for their wastewater operations with effective dates of June 1, 2022, June 1, 2023, June 1, 2024 and June 1, 2025 for annual amounts of less than $1 million each year. The Company filed their wastewater case under the alternative rate filing process for smaller utilities which calculates an operating ratio of 88% rather than a return on equity.
On November 15, 2021, the Company’s Virginia subsidiary filed a general rate case requesting $15 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA.
On August 18, 2021, the Company’s Hawaii subsidiary filed a general rate case requesting $2 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA.
On April 30, 2021, the Company’s West Virginia subsidiary filed a general rate case requesting $32 million in annualized incremental revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. The proposed EADIT reduction in revenues is $1 million and the exclusion for infrastructure surcharges is $10 million. Intervenor testimony was received on September 20, 2021. The Company’s rebuttal testimony was filed on October 5, 2021. Hearings were conducted on November 3 and 4, 2021. A final order is expected no later than February 24, 2022.
The Company’s California subsidiary submitted its application on May 3, 2021 to set its cost of capital for 2022 through 2024. According to the CPUC’s process, a decision is expected to be issued, setting the authorized cost of capital in the third quarter of 2022.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from infrastructure surcharge authorizations that became effective during 2019 through 2021:

(In millions)	2021	2020	2019
Infrastructure surcharges by state (a):
New Jersey (b)	$26	$20	$15
Missouri (c)	7	12	14
Kentucky (effective July 1, 2021 and July 1, 2020)	1	1	—
Indiana (effective March 17, 2021)	8	—	—
Pennsylvania (d)	8	27	11
Illinois (effective January 1, 2021, January 1, 2020 and January 1, 2019)	7	7	8
West Virginia (effective January 1, 2021, January 1, 2020 and January 1, 2019)	5	3	2
Tennessee (effective January 1, 2021, January 1, 2020 and September 1, 2019)	3	2	1
Total infrastructure surcharge authorizations	$65	$72	$51
(a)Excludes authorized increases of $2 million in 2019 for the Company’s New York subsidiary, which was sold on January 1, 2022. See Note 6—Acquisitions and Divestitures for additional information.
(b)In 2021, $12 million was effective on December 30 and $14 million was effective June 28. In 2020, $10 million was effective June 29 and $10 million was effective January 1. In 2019, the effective date was July 1.
(c)In 2021, the effective date was October 7. In 2020, $2 million was effective December 14 and $10 million was effective June 27. In 2019, $5 million was effective December 21 and $9 million was effective June 24.
(d)In 2021, the effective date was January 1. In 2020, $8 million was effective October 1, $4 million was effective July 1, $5 million was effective April 1 and $10 million was effective January 1. In 2019, $6 million was effective October 1, $3 million was effective July 1 and $2 million was effective April 1.
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume, resulting from infrastructure surcharge authorizations that became effective after January 1, 2022:

(In millions)	Amount
Infrastructure surcharge filings by state:
Illinois (effective January 1, 2022)	$6
Missouri (effective February 1, 2022)	12
Total infrastructure surcharge filings	$18
Pending Infrastructure Surcharge Filings
On January 19, 2022, the Company’s Indiana subsidiary filed for infrastructure surcharges requesting $8 million in additional annualized revenues.
On June 30, 2021, the Company’s West Virginia subsidiary filed for an infrastructure surcharge requesting $3 million in additional annualized revenues.

Regulatory Assets
Regulatory assets represent costs that are probable of recovery from customers in future rates. Approximately 50% of the Company’s total regulatory asset balance at December 31, 2021 earns a return. Presented in the table below is the composition of regulatory assets as of December 31:

	2021	2020
Deferred pension expense	$323	$374
Removal costs recoverable through rates	313	314
Regulatory balancing accounts	52	57
Other	439	446
Less: Regulatory assets included in assets held for sale (a)	(76)	(64)
Total regulatory assets	$1,051	$1,127
(a)These regulatory assets are related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and are included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. See Note 6—Acquisitions and Divestitures for additional information.
The Company’s deferred pension expense includes a portion of the underfunded status that is probable of recovery through rates in future periods of $317 million and $366 million as of December 31, 2021 and 2020, respectively. The remaining portion is the pension expense in excess of the amount contributed to the pension plans which is deferred by certain subsidiaries and will be recovered in future service rates as contributions are made to the pension plan.
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
The Company has current regulatory assets of $16 million and $13 million included in other current assets on the Consolidated Balance Sheet as of December 31, 2021 and 2020, respectively, which is primarily made up of deferred vacation pay.
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

	2021	2020
Income taxes recovered through rates	$1,093	$1,230
Removal costs recovered through rates	291	301
Postretirement benefit liability	153	170
Other	110	111
Less: Regulatory liabilities included in liabilities related to assets held for sale (a)	(47)	(42)
Total regulatory liabilities	$1,600	$1,770
(a)These regulatory liabilities are related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and are included in liabilities related to assets held for sale on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. See Note 6—Acquisitions and Divestitures for additional information.

Income taxes recovered through rates relate to deferred taxes that will likely be refunded to the Company’s customers. On December 22, 2017, the TCJA was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, as amended (the “Code”), including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018. The enactment of the TCJA required a re-measurement of the Company’s deferred income taxes. The portion of this re-measurement related to the Regulated Businesses was substantially offset by a regulatory liability as EADIT will be used to benefit its regulated customers in future rates. Twelve of the Company’s regulated subsidiaries are amortizing EADIT and crediting customers. The Company expects the timing of the amortization of EADIT credits for the one remaining regulated subsidiary to be addressed in a pending or future rate case or other proceedings.
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
The Company has current regulatory liabilities of $8 million and $6 million included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively, which primarily is made up of TCJA reserve on revenue.

Note 5: Revenue Recognition
Disaggregated Revenues
Presented in the table below are operating revenues disaggregated for the year ended December 31, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,935	$—	$1,935
Commercial	676	—	676
Fire service	151	—	151
Industrial	141	—	141
Public and other	230	—	230
Total water services	3,133	—	3,133
Wastewater services:
Residential	151	—	151
Commercial	37	—	37
Industrial	4	—	4
Public and other	16	—	16
Total wastewater services	208	—	208
Miscellaneous utility charges	26	—	26
Alternative revenue programs	—	9	9
Lease contract revenue	—	8	8
Total Regulated Businesses	3,367	17	3,384
Market-Based Businesses	563	—	563
Other	(16)	(1)	(17)
Total operating revenues	$3,914	$16	$3,930
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
Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s Market-Based Businesses, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts, and are recognized as revenue when the associated performance obligations are satisfied.
Contract assets of $71 million, $39 million and $13 million are included in unbilled revenues on the Consolidated Balance Sheets as of December 31, 2021, 2020 and 2019, respectively. There were $71 million of contract assets added during 2021, and $39 million of contract assets were transferred to accounts receivable during 2021. There were $60 million of contract assets added during 2020, and $34 million of contract assets were transferred to accounts receivable during 2020.
Contract liabilities of $19 million, $35 million and $27 million are included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2021, 2020 and 2019, respectively. There were $152 million of contract liabilities added during 2021, and $168 million of contract liabilities were recognized as revenue during 2021. There were $120 million of contract liabilities added during 2020, and $112 million of contract liabilities were recognized as revenue during 2020.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of December 31, 2021, the Company’s O&M and capital improvement contracts in the Market-Based Businesses have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2071 and have RPOs of $6.2 billion as of December 31, 2021, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2022 and 2038 and have RPOs of $584 million as of December 31, 2021, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 6: Acquisitions and Divestitures
Regulated Businesses
Acquisitions
During 2021, the Company closed on 23 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $112 million, which added approximately 20,000 water and wastewater customers, including the acquisitions of the East Pasadena Water Company in California on September 23, 2021 for $34 million, the water and wastewater system assets of Valley Township in Pennsylvania on November 19, 2021 for $21 million and the Lowell water system in Indiana on December 28, 2021 for $25 million. Assets acquired from these acquisitions, principally utility plant, totaled $114 million and liabilities assumed totaled $2 million. Several of these acquisitions were accounted for as business combinations. The preliminary purchase price allocations related to acquisitions accounted for as business combinations will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.
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
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition in the second half of 2022, pending regulatory approval.
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
Assets Held for Sale
On January 1, 2022, the Company completed the previously disclosed sale of its regulated utility operations in New York to Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), an indirect, wholly owned subsidiary of Algonquin Power & Utilities Corp. Liberty purchased from the Company all of the capital stock of the Company’s New York subsidiary for a purchase price of $608 million in cash. The sale was approved by the New York State Department of Public Service on December 16, 2021. The Company’s regulated New York operations represented approximately 127,000 customers in the State of New York. The assets and related liabilities of the New York subsidiary were classified as held for sale on the Consolidated Balance Sheets as of December 31, 2021 and 2020.

Presented in the table below are the components of assets held for sale and liabilities related to assets held for sale of the New York subsidiary as of December 31, 2021:

December 31, 2021
Property, plant and equipment	$556
Current assets	18
Regulatory assets	76
Goodwill	27
Other assets	6
Assets held for sale	$683
Current liabilities	13
Regulatory liabilities	47
Other liabilities	23
Liabilities related to assets held for sale	$83
Sale of Michigan American Water Company
On February 4, 2022, the Company completed the sale of its operations in Michigan for approximately $6 million.
Sale of Homeowner Services Group
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests in subsidiaries that comprised HOS to a wholly owned subsidiary of funds advised by Apax Partners LLP, a global private equity advisory firm (the “Buyer”), for total consideration of approximately $1.275 billion, resulting in pre-tax gain on sale of $748 million. The consideration is comprised of $480 million in cash, a seller promissory note issued by the Buyer in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. See Note 19—Fair Value of Financial Information for additional information relating to the seller promissory note and contingent cash payment.
The seller note has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The repayment obligations of the Buyer under the seller note have been secured by a first priority security interest in certain property of the Buyer and the former HOS subsidiaries, including their cash and securities accounts, as well as a pledge of the equity interests in each of those subsidiaries, subject to certain limitations and exceptions. The seller note requires compliance with affirmative and negative covenants (subject to certain conditions, limitations and exceptions), including a covenant limiting the incurrence by the Buyer and certain affiliates of additional indebtedness in excess of certain thresholds, but does not include any financial maintenance covenants.
Beginning December 9, 2024, the Company has a put right pursuant to which it may require the seller note to be repaid in full at par, plus accrued and unpaid interest, except that upon the occurrence of a disruption event in the broadly syndicated term loan “B” debt financing market, repayment by the Buyer pursuant to the Company’s exercise of the put right will be delayed until the market disruption event ends.
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
The Company and the Buyer also entered into a revenue share agreement, pursuant to which the Company is to receive 10% of the revenue generated from customers who are billed for home warranty services through an applicable Company subsidiary (an “on-bill” arrangement), and 15% of the revenue generated from any future on-bill arrangements entered into after the closing. Unless earlier terminated, this agreement has a term of up to 15 years, which may be renewed for up to two five-year periods.
The pro forma impact of the Company’s divestitures was not material to the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.

Note 7: Property, Plant and Equipment
Presented in the table below are the major classes of property, plant and equipment by category as of December 31:

	2021	2020	Range of Remaining Useful Lives	Weighted Average Useful Life
Utility plant:
Land and other non-depreciable assets	$210	$174
Sources of supply	938	897	2 to 127 years	46 years
Treatment and pumping facilities	4,198	3,984	3 to 111 years	39 years
Transmission and distribution facilities	12,308	11,457	9 to 130 years	69 years
Services, meters and fire hydrants	4,888	4,555	5 to 90 years	31 years
General structures and equipment	2,200	2,003	1 to 109 years	15 years
Waste collection	1,363	1,288	5 to 113 years	58 years
Waste treatment, pumping and disposal	912	859	2 to 139 years	38 years
Construction work in progress	934	837
Less: Utility plant included in assets held for sale (a)	(664)	(646)
Total utility plant	27,287	25,408
Nonutility property	126	211	3 to 50 years	6 years
Less: Nonutility plant included in assets held for sale (a)	—	(5)
Total property, plant and equipment	$27,413	$25,614
(a)This property, plant and equipment is related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and is included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. See Note 6—Acquisitions and Divestitures for additional information.
Property, plant and equipment depreciation expense amounted to $550 million, $520 million and $508 million for the years ended December 31, 2021, 2020 and 2019, respectively and was included in depreciation and amortization expense on the Consolidated Statements of Operations. The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.77%, 2.82% and 2.96% for years December 31, 2021, 2020 and 2019, respectively. Additionally, the Company had capital expenditures acquired on account but unpaid of $292 million and $221 million included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.
In 2019, the Company completed and submitted its project completion certification to the New Jersey Economic Development Authority (“NJEDA”) in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The NJEDA determined that the Company is qualified to receive $164 million in tax credits over a ten-year period. The Company is required to meet various annual requirements in order to monetize one-tenth of the tax credits annually and is subject to a claw-back period if the Company does not meet certain NJEDA requirements of the tax credit program in years 11 through 15. The Company has made the necessary annual filings for the years ended December 31, 2019 and 2020 and expects to file the 2021 filing by April 30, 2022. As a result, the Company had receivables of $49 million and $115 million in other current assets and other long-term assets, respectively, on the Consolidated Balance Sheets as of December 31, 2021. The submitted filings are under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the credits in the first half of 2022.
In March 2020, in connection with the COVID-19 pandemic, the NJEDA, pursuant to Executive Order 103 - State of Emergency and a Public Health Emergency, temporarily waived the requirement that a full-time employee must spend at least 80% of his or her time at the qualified business facility (“QBF”) to meet the definition of eligible position or full-time job. The waiver will continue for as long as New Jersey’s Executive Order 281 is valid. On July 2, 2021, New Jersey’s Governor approved a bill that revised provisions of the Economic Recovery Act of 2020 and other economic development programs, including amending the definition of an eligible position and full-time job in the Grow New Jersey Program and replacing the 80% requirement of time spent at the QBF. The bill states that an eligible position is one that is filled by a full-time employee who has their primary office at the QBF and spends at least 60% of their time at the QBF. The bill specifically states that it supersedes the existing regulations and existing incentive agreements that require an eligible employee spend at least 80% of their time at the QBF.

Note 8: Allowance for Uncollectible Accounts
Presented in the table below are the changes in the allowances for uncollectible accounts for the years ended December 31:

	2021	2020	2019
Balance as of January 1	$(60)	$(41)	$(45)
Amounts charged to expense	(37)	(34)	(28)
Amounts written off	17	12	32
Less: Allowance for uncollectible accounts included in assets held for sale (a)	5	3	—
Balance as of December 31	$(75)	$(60)	$(41)
(a)This portion of the allowance for uncollectible accounts is related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and is included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. See Note 6—Acquisitions and Divestitures for additional information.
Note 9: Goodwill and Other Intangible Assets
Goodwill
Presented in the table below are the changes in the carrying value of goodwill for the years ended December 31, 2021 and 2020:

	Regulated Businesses		Market-Based Businesses		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance as of January 1, 2020	$3,497	$(2,332)	$483	$(108)	$3,980	$(2,440)	$1,540
Goodwill from acquisitions	5	—	—	—	5	—	5
Measurement period adjustments	(2)	—	—	—	(2)	—	(2)
Less: Goodwill included in assets held for sale (a)	(39)	—	—	—	(39)	—	(39)
Balance as of December 31, 2020	$3,461	$(2,332)	$483	$(108)	$3,944	$(2,440)	$1,504
Measurement period adjustments	(7)	—	—	—	(7)	—	(7)
Goodwill included in assets held for sale (a)	12	—	—	—	12	—	12
Goodwill reduced through sale of HOS	—	—	(370)	—	(370)	—	(370)
Balance as of December 31, 2021	$3,466	$(2,332)	$113	$(108)	$3,579	$(2,440)	$1,139
(a)This goodwill is related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and is included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. See Note 6—Acquisitions and Divestitures for additional information.
In 2021, the Company reduced goodwill by $370 million included in Market-Based Businesses through the sale of HOS. See Note 6—Acquisitions and Divestitures for additional information relating to the sale of HOS.
The Company completed its annual impairment testing of goodwill as of November 30, 2021, which included qualitative assessments of its Regulated Businesses and MSG reporting units. Based on these assessments, the Company determined that there were no factors present that would indicate that the fair value of these reporting units was less than their respective carrying values as of November 30, 2021.
In 2020, the Company acquired goodwill of $5 million associated with two of its acquisitions in the Regulated Businesses segment.

Intangible Assets
The Company held finite-lived intangible assets, including customer relationships and other intangible assets prior to the sale of HOS during the fourth quarter of 2021. All of the Company’s finite-lived intangible assets were sold as part of the HOS sale transaction. As a result, there was no gross carrying value or net book value of customer relationships and other intangible assets remaining as of December 31, 2021. The gross carrying value of customer relationships and other intangible assets as of December 31, 2020 was $78 million and $13 million, respectively. Accumulated amortization of customer relationships and other intangible assets was $29 million and $7 million, respectively, as of December 31, 2020. Intangible asset amortization expense amounted to $9 million, $12 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense related to customer relationships and other intangible assets was $7 million and $2 million, respectively, for the year ended December 31, 2021.
Note 10: Shareholders’ Equity
Common Stock
Under the Company’s dividend reinvestment and direct stock purchase plan (the “DRIP”), shareholders may reinvest cash common stock dividends and purchase additional shares of Company common stock, up to certain limits, through the plan administrator without paying brokerage commissions. Shares purchased by participants through the DRIP may be newly issued shares, treasury shares, or at the Company’s election, shares purchased by the plan administrator in the open market or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2021, there were approximately 5.1 million shares available for future issuance under the DRIP.
Anti-dilutive Stock Repurchase Program
In February 2015, the Company’s Board of Directors authorized an anti-dilutive stock repurchase program, which allows the Company to purchase up to 10 million shares of its outstanding common stock from time to time over an unrestricted period of time. The Company did not repurchase shares of common stock during the years ended December 31, 2021 and 2020. As of December 31, 2021, there were 5.1 million shares of common stock available for purchase under the program.
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2021 and 2020:

	Defined Benefit Plans			Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Beginning balance as of January 1, 2020	$(94)	$1	$60	$(3)	$(36)
Other comprehensive income (loss) before reclassification	(12)	—	—	(4)	(16)
Amounts reclassified from accumulated other comprehensive loss	—	—	3	—	3
Net other comprehensive income (loss)	(12)	—	3	(4)	(13)
Ending balance as of December 31, 2020	$(106)	$1	$63	$(7)	$(49)
Other comprehensive income (loss) before reclassification	(1)	—	—	1	—
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	4
Net other comprehensive income (loss)	(1)	—	4	1	4
Ending balance as of December 31, 2021	$(107)	$1	$67	$(6)	$(45)
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
During 2021, 2020 and 2019, the Company paid $428 million, $389 million and $353 million in cash dividends, respectively. Presented in the table below is the per share cash dividends paid for the years ended December 31:

	2021	2020	2019
December	$0.6025	$0.55	$0.50
September	$0.6025	$0.55	$0.50
June	$0.6025	$0.55	$0.50
March	$0.55	$0.50	$0.455
On December 9, 2021, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.6025 per share payable on March 1, 2022, to shareholders of record as of February 8, 2022.
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

In May 2017, the Company’s shareholders approved the American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan (the “2017 Omnibus Plan”). The Company has granted stock units, including RSUs and PSUs, stock awards and dividend equivalents to non-employee directors, officers and employees under the 2017 Omnibus Plan. A total of 7.2 million shares of common stock may be issued under the 2017 Omnibus Plan. As of December 31, 2021, 6.5 million shares were available for grant under the 2017 Omnibus Plan. The 2017 Omnibus Plan provides that grants of awards may be in any of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, stock units, stock awards, other stock-based awards and dividend equivalents. Dividend equivalents may be granted only on stock units or other stock-based awards. The 2017 Omnibus Plan expires in 2027.
The cost of services received from employees in exchange for the issuance of stock options and restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock options and stock unit awards at the date of the grant is amortized through expense over the requisite service period. All awards granted in 2021, 2020 and 2019 are classified as equity. The Company recognizes compensation expense for stock awards over the vesting period of the award. The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the reporting period and adjusted as necessary. There have been no significant adjustments to the forfeiture rates during 2021, 2020 and 2019. There were no grants of stock options to employees after 2016, and the remaining stock options outstanding as of December 31, 2021 were not material. Presented in the table below is the stock-based compensation expense recorded in O&M expense in the accompanying Consolidated Statements of Operations for the years ended December 31:

	2021	2020	2019
RSUs and PSUs	$15	$19	$15
Nonqualified employee stock purchase plan	2	2	2
Stock-based compensation	17	21	17
Income tax benefit	(4)	(5)	(4)
Stock-based compensation expense, net of tax	$13	$16	$13
There were no significant stock-based compensation costs capitalized during the years ended December 31, 2021, 2020 and 2019.
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
Stock Units
During 2021, 2020 and 2019, the Company granted RSUs to certain employees under the 2017 Omnibus Plan. RSUs generally vest based on continued employment with the Company over periods ranging from one to three years.
During 2021, 2020 and 2019, the Company granted stock units to non-employee directors under the 2017 Omnibus Plan. The stock units were vested in full on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (i) 15 months after the date of the last annual meeting of shareholders, subject to any deferral election by the director, or (ii) the participant’s separation from service. Because these stock units vested on the grant date, the total grant date fair value was recorded in operation and maintenance expense on the grant date.
The RSUs are valued at the closing price of the Company’s common stock on the date of the grant and the majority vest ratably over a three-year service period. These RSUs are amortized through expense over the requisite service period using the straight-line method.

Presented in the table below is RSU activity for the year ended December 31, 2021:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2020	92	$100.39
Granted	45	158.54
Vested	(76)	122.26
Forfeited	(13)	128.93
Non-vested total as of December 31, 2021	48	$112.22
As of December 31, 2021, $3 million of total unrecognized compensation cost related to the nonvested RSUs is expected to be recognized over the weighted average remaining life of 1.33 years. The total fair value of stock units and RSUs vested was $9 million, $5 million and $4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
During 2021, 2020 and 2019, the Company granted PSUs to certain employees under the 2017 Omnibus Plan. The majority of PSUs vest ratably based on continued employment with the Company over the three-year performance period (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of one or more internal performance measures and, separately, a relative total shareholder return performance measure, over the Performance Period.
Presented in the table below is PSU activity for the year ended December 31, 2021:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2020	293	$105.70
Granted	145	128.30
Vested	(186)	75.47
Forfeited	(20)	159.99
Non-vested total as of December 31, 2021	232	$139.40
As of December 31, 2021, $3 million of total unrecognized compensation cost related to the nonvested PSUs is expected to be recognized over the weighted average remaining life of 0.71 years. The total fair value of PSUs vested was $22 million, $18 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively.
PSUs granted with one or more internal performance measures are valued at the market value of the closing price of the Company’s common stock on the date of grant. PSUs granted with a relative total shareholder return condition are valued using a Monte Carlo simulation model. Expected volatility is based on historical volatilities of traded common stock of the Company and comparative companies using daily stock prices over the past three years. The expected term is three years and the risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date. Presented in the table below are the weighted average assumptions used in the Monte Carlo simulation and the weighted average grant date fair values of PSUs granted for the years ended December 31:

	2021	2020	2019
Expected volatility	28.59%	16.65%	16.80%
Risk-free interest rate	0.22%	1.28%	2.47%
Expected life (years)	3.0	3.0	3.0
Grant date fair value per share	$229.22	$159.64	$110.37
The grant date fair value of PSUs that vest ratably and have market and/or performance conditions are amortized through expense over the requisite service period using the graded-vesting method.

Employee Stock Purchase Plan
The Company maintains a nonqualified employee stock purchase plan (the “ESPP”) that expires in 2027 through which employee participants (other than the Company’s executive officers) may use payroll deductions to acquire Company common stock at a purchase price of 85% of the fair market value of the common stock at the end of a three-month purchase period. A total of 2.0 million shares may be issued under the ESPP, and as of December 31, 2021, there were 1.6 million shares of common stock reserved for issuance under the ESPP. The ESPP is considered compensatory. During the years ended December 31, 2021, 2020 and 2019, the Company issued 80 thousand, 86 thousand and 88 thousand shares, respectively, under the ESPP.
Note 12: Long-Term Debt
The Company obtains long-term debt through AWCC primarily to fund capital expenditures of the Regulated Businesses and to lend funds to parent company to refinance debt and for other purposes. Presented in the table below are the components of long-term debt as of December 31:

	Rate	Weighted Average Rate	Maturity	2021	2020
Long-term debt of AWCC: (a)
Senior notes—fixed rate	2.30%-8.27%	3.83%	2023-2051	$8,965	$8,191
Private activity bonds and government funded debt—fixed rate	0.60%-2.45%	1.63%	2023-2031	190	191
Long-term debt of other American Water subsidiaries:
Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.70%	2022-2048	739	735
Mortgage bonds—fixed rate	6.35%-9.19%	7.36%	2023-2039	534	565
Mandatorily redeemable preferred stock	8.47%-9.75%	8.60%	2024-2036	4	5
Finance lease obligations	12.25%	12.25%	2026	1	1
Long-term debt				10,433	9,688
Unamortized debt (discount) premium, net (b)				(9)	(4)
Unamortized debt issuance costs				(23)	(22)
Less current portion of long-term debt				(57)	(329)
Total long-term debt				$10,344	$9,333
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness.
(b)Includes debt discount, net of fair value adjustments previously recognized in acquisition purchase accounting.
All mortgage bonds and $738 million of the private activity bonds and government funded debt held by the Company’s subsidiaries were collateralized as of December 31, 2021.
Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, AWCC from issuing debt secured by the Company’s consolidated assets. Certain long-term notes require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2021 was 0.60 to 1.00. In addition, the Company has $859 million of notes which include the right to redeem the notes at par value, in whole or in part, from time to time, subject to certain restrictions, with a weighted average interest rate of 1.84%.

Presented in the table below are future sinking fund payments and debt maturities:

Amount
2022	$57
2023	280
2024	474
2025	597
2026	441
Thereafter	8,584
Presented in the table below are the issuances of long-term debt in 2021:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	2.30%-3.25%	2.78%	2031-2051	$1,100
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	0.04%	2022-2047	18
Total issuances					$1,118
The Company incurred debt issuance costs of $11 million related to the above issuances.
Presented in the table below are the retirements and redemptions of long-term debt in 2021 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-6.55%	5.94%	2021-2031	$327
Other American Water subsidiaries	Private activity mortgage bonds	9.13%-9.69%	9.52%	2021	31
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.38%	2021-2048	13
Other American Water subsidiaries	Mandatory redeemable preferred stock	8.49%-8.49%	8.49%	2022-2022	1
Total retirements and redemptions					$372
On May 10, 2021, AWCC completed a $1.1 billion debt offering which included the sale of $550 million aggregate principal amount of its 2.30% senior notes due 2031 and $550 million aggregate principal amount of its 3.25% senior notes due 2051. At the closing of the offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of $1,086 million. AWCC used the net proceeds of this offering: (i) to lend funds to parent company and its regulated subsidiaries; (ii) to prepay $251 million aggregate principal amount of AWCC’s outstanding 5.77% Series D Senior Notes due December 21, 2021 (the “Series D Notes”) and $76 million aggregate principal amount of AWCC’s outstanding 6.55% Series H Senior Notes due May 15, 2023 (the “Series H Notes,” and together with the Series D Notes, the “Series Notes”); (iii) to repay AWCC’s commercial paper obligations; and (iv) for general corporate purposes. After the prepayments described above, none of the Series D Notes, and approximately $14 million aggregate principal amount of the Series H Notes, remain outstanding. As a result of AWCC’s prepayment of the Series Notes, a make-whole premium of $15 million was paid to the holders thereof on June 14, 2021. Substantially all of the early debt extinguishment costs were allocable to the Company’s utility subsidiaries and recorded as regulatory assets, as the Company believes they are probable of recovery in future rates.
One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as swaps. The Company also reduces exposure to interest rates by managing commercial paper and debt maturities. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations and minimizes this risk by dealing only with leading, creditworthy financial institutions having long-term credit ratings of “A” or better.

On May 6, 2021, the Company entered into two 10-year treasury lock agreements, with notional amounts of $125 million and $150 million, to reduce interest rate exposure on debt, which was subsequently issued on May 10, 2021. These treasury lock agreements had an average fixed rate of 1.58%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. On May 10, 2021, the Company terminated these two treasury lock agreements with an aggregate notional amount of $275 million, realizing a net gain of less than $1 million, to be amortized through interest, net over a 10-year period, in accordance with the terms of the $1.1 billion new debt issued on May 10, 2021. No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2021 and 2020.
Note 13: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility. Additionally, proceeds from the aforementioned sales of HOS and the Company’s New York subsidiary will be used primarily for capital investment in the Regulated Businesses. The revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is March 21, 2025. The facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. Letters of credit are non-debt instruments maintained to provide credit support for certain transactions as requested by third parties. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of December 31, 2021, AWCC had no outstanding borrowings and $76 million of outstanding letters of credit under the revolving credit facility, with $1.59 billion available to fulfill the Company’s short-term liquidity needs and to issue letters of credit. The Company regularly evaluates the capital markets and closely monitors the financial condition of the financial institutions with contractual commitments in its revolving credit facility. Interest rates on advances under the facility are based on a credit spread to the LIBOR rate (or applicable market replacement rate) or base rate in accordance with Moody Investors Service’s and Standard & Poor’s Financial Services’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt.
On March 20, 2020, AWCC entered into a Term Loan Credit Agreement, by and among parent company, AWCC and the lenders party thereto (the “Term Loan Facility”). As of December 31, 2020, $500 million of principal was outstanding under the Term Loan Facility. The Term Loan Facility commitments terminated at maturity on March 19, 2021, and the Term Loan Facility was repaid in full. Borrowings under the Term Loan Facility bore interest at a variable annual rate based on LIBOR, plus a margin of 0.80%.
Short-term debt consists of commercial paper and credit facility borrowings totaling $584 million and $786 million as of December 31, 2021 and 2020, respectively. The weighted average interest rate on AWCC’s outstanding short-term borrowings was approximately 0.25%, for the year ended December 31, 2021. The weighted average interest rate on AWCC’s outstanding short-term borrowings was 1.16%, for the year ended December 31, 2020, including $500 million of outstanding principal on the Term Loan Facility as of December 31, 2020. As of December 31, 2021 there were no commercial paper or credit facility borrowings outstanding with maturities greater than three months.

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(584)	(76)	(660)
Remaining availability as of December 31, 2021	$1,516	$74	$1,590
(a)Total remaining availability of $1.59 billion as of December 31, 2021 may be accessed through revolver draws.

	2020
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(786)	(76)	(862)
Remaining availability as of December 31, 2020	$1,314	$74	$1,388
(a)Total remaining availability may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of December 31, 2021 and 2020, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of December 31, 2021	$116	$1,590	$1,706
Available liquidity as of December 31, 2020	$547	$1,388	$1,935
Presented in the table below is the short-term borrowing activity for AWCC for the years ended December 31:

	2021	2020
Average borrowings	$910	$1,047
Maximum borrowings outstanding	1,647	2,172
Weighted average interest rates, computed on daily basis	0.25%	1.16%
Weighted average interest rates, as of December 31	0.20%	0.53%
The changes in average borrowings between periods were mainly attributable to the $500 million borrowed under the Term Loan Facility during 2020, which terminated and was repaid in full at maturity on March 19, 2021.
The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2021 was 0.60 to 1.00.
None of the Company’s borrowings are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under AWCC’s revolving credit facility.

Note 14: General Taxes
Presented in the table below is the components of general tax expense for the years ended December 31:

	2021	2020	2019
Property and capital stock	$149	$140	$124
Gross receipts and franchise	121	116	110
Payroll	39	36	35
Other general	12	11	11
Total general taxes	$321	$303	$280
Note 15: Income Taxes
Presented in the table below is the components of income tax expense for the years ended December 31:

	2021	2020	2019
Current income taxes:
State	$72	$8	$4
Federal	75	—	—
Total current income taxes	$147	$8	$4
Deferred income taxes:
State	$10	$49	$54
Federal	221	159	155
Amortization of deferred investment tax credits	(1)	(1)	(1)
Total deferred income taxes	230	207	208
Provision for income taxes	$377	$215	$212
Presented in the table below is a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31:

	2021	2020	2019
Income tax at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State taxes, net of federal taxes	3.9%	4.8%	5.4%
EADIT	(3.6)%	(2.1)%	(0.9)%
Tax impact due to the sale of HOS	1.6%	—%	—%
Other, net	0.1%	(0.4)%	(0.1)%
Effective tax rate	23.0%	23.3%	25.4%

Presented in the table below are the components of the net deferred tax liability as of December 31:

	2021	2020
Deferred tax assets:
Advances and contributions	$439	$424
Tax losses and credits	10	65
Regulatory income tax assets	301	329
Pension and other postretirement benefits	50	100
Other	144	165
Total deferred tax assets	944	1,083
Valuation allowance	(10)	(19)
Total deferred tax assets, net of allowance	$934	$1,064
Deferred tax liabilities:
Property, plant and equipment	$3,087	$2,913
Deferred pension and other postretirement benefits	69	97
Other	180	216
Total deferred tax liabilities	3,336	3,226
Less: Deferred tax liabilities included in liabilities related to assets held for sale (a)	—	69
Total deferred tax liabilities, net of deferred tax assets	$(2,402)	$(2,093)
(a)These deferred tax liabilities are related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and are included in liabilities related to assets held for sale on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. See Note 6—Acquisitions and Divestitures for additional information.
The Company recognized no federal net operating loss (“NOL”) carryforwards as of December 31, 2021 and $366 million as of December 31, 2020. The Company fully utilized its federal NOL carryforwards in 2021 due to the sale of HOS, and therefore, no valuation allowance is required.
As of December 31, 2021 and 2020, the Company had state NOLs of $123 million and $357 million, respectively, a portion of which are offset by a valuation allowance as the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards expire in 2021 through 2041.
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
Presented in the table below are the changes in gross liability, excluding interest and penalties, for unrecognized tax benefits:

Amount
Balance as of January 1, 2020	$110
Increases in current period tax positions	18
Decreases in prior period measurement of tax positions	(6)
Balance as of December 31, 2020	$122
Increases in current period tax positions	23
Decreases in prior period measurement of tax positions	(5)
Balance as of December 31, 2021	$140
The Company’s tax positions relate primarily to the deductions claimed for repair and maintenance costs on its utility plant. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. As discussed above, the Company utilized its remaining federal NOLs in 2021, and therefore this federal tax attribute will not be available to reduce the federal liabilities for uncertain tax positions or interest accrued as presented on the Company’s Consolidated Financial Statements.

If the Company sustains all of its positions as of December 31, 2021, an unrecognized tax benefit of $10 million, excluding interest and penalties, would impact the Company’s effective tax rate. The Company had an insignificant amount of interest and penalties related to its tax positions as of December 31, 2021 and 2020.
Presented in the table below are the changes in the valuation allowance:

Amount
Balance as of January 1, 2019	$14
Increases in current period tax positions	7
Balance as of December 31, 2019	$21
Decreases in current period tax positions	(2)
Balance as of December 31, 2020	$19
Decreases in current period tax positions	(9)
Balance as of December 31, 2021	$10
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
As a result of the sale of the Company’s New York subsidiary, there will be a transfer of assets from two pension plans and two other postretirement benefit plans from the Company to Liberty. The Company does not expect the assets to be transferred to be a significant percentage of the Company’s overall pension and other postretirement benefit plans.

Presented in the tables below are the fair values and asset allocations of the pension plan assets as of December 31, 2021 and 2020, respectively, by asset category:

Asset Category	2022 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2021
Cash		$54	$54	$—	$—	3%
Equity securities:	50%
U.S. large cap		217	217	—	—	11%
U.S. small cap		113	113	—	—	6%
International		516	7	354	155	26%
Real estate fund		141	—	—	141	7%
REITs		9	—	9	—	—%
Fixed income securities:	50%
U.S. Treasury securities and government bonds		256	249	7	—	13%
Corporate bonds		601	—	601	—	30%
Mortgage-backed securities		9	—	9	—	—%
Municipal bonds		25	—	25	—	1%
Treasury futures		—	—	—	—	—%
Long duration bond fund		10	7	3	—	1%
Guarantee annuity contracts		40	—	—	40	2%
Total	100%	$1,991	$647	$1,008	$336	100%

Asset Category	2021 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2020
Cash		$78	$78	$—	$—	4%
Equity securities:	50%
U.S. large cap		420	420	—	—	21%
U.S. small cap		124	124	—	—	6%
International		367	8	169	190	18%
Real estate fund		120	—	—	120	6%
REITs		7	—	7	—	—%
Fixed income securities:	50%
U.S. Treasury securities and government bonds		171	163	8	—	9%
Corporate bonds		594	—	594	—	30%
Mortgage-backed securities		9	—	9	—	—%
Municipal bonds		34	—	34	—	2%
Treasury futures		10	10	—	—	1%
Long duration bond fund		10	7	3	—	1%
Guarantee annuity contracts		46	—	—	46	2%
Total	100%	$1,990	$810	$824	$356	100%

Presented in the tables below are a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for 2021 and 2020, respectively:

Level 3
Balance as of January 1, 2021	$356
Actual return on assets	41
Purchases, issuances and settlements, net	(61)
Balance as of December 31, 2021	$336

Level 3
Balance as of January 1, 2020	$349
Actual return on assets	3
Purchases, issuances and settlements, net	4
Balance as of December 31, 2020	$356
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

Presented in the tables below are the fair values and asset allocations of the postretirement benefit plan assets as of December 31, 2021 and 2020, respectively, by asset category:

Asset Category	2022 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2021
Bargain VEBA:
Cash		$10	$10	$—	$—	3%
Equity securities:	4%
U.S. large cap		18	18	—	—	5%
International		1	1	—	—	—%
Fixed income securities:	96%
U.S. Treasury securities and government bonds		363	279	84	—	91%
Long duration bond fund		5	5	—	—	1%
Total bargain VEBA	100%	$397	$313	$84	$—	100%
Non-bargain VEBA:
Cash		$2	$2	$—	$—	—
Equity securities:	60%
U.S. large cap		54	54	—	—	39%
International		35	35	—	—	25%
Fixed income securities:	40%
Core fixed income bond fund (a)		49	—	49	—	36%
Total non-bargain VEBA	100%	$140	$91	$49	$—	100%
Life VEBA:
Cash		$1	$1	$—	$—	100%
Equity securities:	70%
U.S. large cap		—	—	—	—	—%
Fixed income securities:	30%
Core fixed income bond fund (a)		—	—	—	—	—%
Total life VEBA	100%	$1	$1	$—	$—	100%
Total	100%	$538	$405	$133	$—	100%
(a)Includes cash for margin requirements.

Asset Category	2021 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of 12/31/2020
Bargain VEBA:
Cash		$12	$12	$—	$—	3%
Equity securities:	4%
U.S. large cap		14	14	—	—	3%
Fixed income securities:	96%
U.S. Treasury securities and government bonds		389	308	81	—	93%
Long duration bond fund		5	5	—	—	1%
Total bargain VEBA	100%	$420	$339	$81	$—	100%
Non-bargain VEBA:
Cash		$1	$1	$—	$—	—
Equity securities:	60%
U.S. large cap		51	51	—	—	38%
International		33	33	—	—	24%
Fixed income securities:	40%
Core fixed income bond fund (a)		50	—	50	—	38%
Total non-bargain VEBA	100%	$135	$85	$50	$—	100%
Life VEBA:
Equity securities:	70%
U.S. large cap		$—	$—	$—	$—	—%
Fixed income securities:	30%
Core fixed income bond fund (a)		1	1	—	—	100%
Total life VEBA	100%	$1	$1	$—	$—	100%
Total	100%	$556	$425	$131	$—	100%
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
Presented in the table below is a rollforward of the changes in the benefit obligation and plan assets for the two most recent years, for all plans combined:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation as of January 1,	$2,386	$2,161	$382	$374
Service cost	36	31	4	4
Interest cost	64	73	10	12
Plan participants' contributions	—	—	2	2
Plan amendments	—	—	—	5
Actuarial loss (gain)	(46)	233	(26)	13
Settlements (a)	(6)	(3)	—	—
Gross benefits paid	(140)	(109)	(31)	(29)
Federal subsidy	—	—	1	1
Benefit obligation as of December 31,	$2,294	$2,386	$342	$382
Change in plan assets:
Fair value of plan assets as of January 1,	$1,990	$1,747	$556	$532
Actual return on plan assets	108	314	9	53
Employer contributions	39	41	1	(2)
Plan participants' contributions	—	—	2	2
Settlements (a)	(6)	(3)	—	—
Benefits paid	(140)	(109)	(30)	(29)
Fair value of plan assets as of December 31,	$1,991	$1,990	$538	$556
Funded value as of December 31,	$(303)	$(396)	$196	$174
Amounts recognized on the balance sheet:
Noncurrent asset	$—	$—	$193	$173
Current liability	(2)	(2)	—	—
Noncurrent liability	(285)	(388)	(1)	(1)
(Liabilities) assets related to assets held for sale (b)	(16)	(6)	4	2
Net amount recognized	$(303)	$(396)	$196	$174
(a)The Company paid $6 million and $3 million of lump sum payment distributions from the Company’s New York Water Service Corporation Pension Plan for the years ended December 31, 2021 and 2020, respectively.
(b)These balances are related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and are included in assets held for sale and liabilities related to assets held for sale on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. See Note 6—Acquisitions and Divestitures for additional information.

Presented in the table below are the components of accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Net actuarial loss	$381	$436	$35	$49
Prior service credit	(14)	(16)	(186)	(217)
Net amount recognized	$367	$420	$(151)	$(168)

Regulatory assets (liabilities)	$317	$366	$(151)	$(168)
Accumulated other comprehensive income	50	54	—	—
Total	$367	$420	$(151)	$(168)
Presented in the tables below are the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected obligation in excess of plan assets as of December 31, 2021 and 2020:

	Projected Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2021	2020
Projected benefit obligation	$2,294	$2,386
Fair value of plan assets	1,991	1,990

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2021	2020
Accumulated benefit obligation	$2,138	$2,188
Fair value of plan assets	1,991	1,990
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
Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to or greater than the minimum required contributions or the normal cost in 2022 to the qualified pension plans. Contributions may be in the form of cash contributions as well as available prefunding balances.
Presented in the table below is information about the expected cash flows for the pension and postretirement benefit plans:

	Pension Benefits	Other Benefits
2022 expected employer contributions:
To plan trusts	$38	$—
To plan participants	2	—

Presented in the table below are the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2022	$130	$26	$1
2023	133	25	1
2024	134	25	1
2025	137	25	1
2026	138	25	1
2027-2031	688	113	3
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
Presented in the table below are the significant assumptions related to the pension and other postretirement benefit plans:

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Weighted average assumptions used to determine December 31 benefit obligations:
Discount rate	2.94%	2.74%	3.44%	2.90%	2.56%	3.36%
Rate of compensation increase	3.51%	3.51%	2.97%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.00% in 2022	6.25% in 2021	6.50% in 2020
				to 5.00% in 2026+	to 5.00% in 2026+	to 5.00% in 2026+
Weighted average assumptions used to determine net periodic cost:
Discount rate	2.74%	3.44%	4.38%	2.56%	3.36%	4.32%
Expected return on plan assets	6.50%	6.50%	6.20%	3.67%	3.68%	3.56%
Rate of compensation increase	3.51%	2.97%	3.00%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.25% in 2021	6.50% in 2020	6.75% in 2019
				to 5.00% in 2026+	to 5.00% in 2026+	to 5.00% in 2026+
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

The expected long-term rate of return on plan assets is based on historical and projected rates of return, prior to administrative and investment management fees, for current and planned asset classes in the plans’ investment portfolios. Assumed projected rates of return for each of the plans’ projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns. The Company’s pension expense increases as the expected return on assets decreases. The Company used an expected return on plan assets of 6.50% to estimate its 2021 pension benefit costs, and an expected blended return based on weighted assets of 3.67% to estimate its 2021 other postretirement benefit costs.
The Company had previously adopted a mortality table based on the Society of Actuaries RP 2014 mortality table including a generational MP-2018 projection scale. In 2020, the Company adopted the Pri-2012 base mortality table and the new MP-2020 mortality improvement scale to replace the previous assumption. In 2021, the Company utilized the Pri-2012 base mortality table and the new MP-2021 mortality improvement scale to replace the previous assumption.
Presented in the table below are the components of net periodic benefit costs for the years ended December 31:

	2021	2020	2019
Components of net periodic pension benefit cost:
Service cost	$36	$31	$28
Interest cost	64	73	82
Expected return on plan assets	(126)	(111)	(91)
Amortization of prior service (credit) cost	(3)	(3)	(3)
Amortization of actuarial loss	27	30	32
Settlements (a)	—	1	—
Net periodic pension benefit cost	$(2)	$21	$48
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	$1	$12	$(8)
Amortization of actuarial loss	(4)	(3)	(4)
Total recognized in other comprehensive income	(3)	9	(12)
Total recognized in net periodic benefit cost and other comprehensive income	$(5)	$30	$36
Components of net periodic other postretirement benefit (credit) cost:
Service cost	$4	$4	$4
Interest cost	10	12	15
Expected return on plan assets	(21)	(19)	(18)
Amortization of prior service credit	(32)	(34)	(35)
Amortization of actuarial loss	—	2	3
Net periodic other postretirement benefit (credit) cost	$(39)	$(35)	$(31)
(a)Due to the amount of lump sum payment distributions from the Company’s New York Water Service Corporation Pension Plan, settlement charges of less than $1 million were recorded for both years ended December 31, 2021 and 2020. In accordance with existing regulatory accounting treatment, the Company has maintained the settlement charges in regulatory assets on the Consolidated Balance Sheets. The amount is being amortized in accordance with existing regulatory practice.
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

Savings Plans for Employees
The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006, the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company’s 401(k) savings plan expenses totaled $14 million, $12 million and $12 million for 2021, 2020 and 2019, respectively. Additionally, the Company’s 5.25% of base pay defined contribution benefit expenses totaled $16 million, $15 million and $13 million for 2021, 2020 and 2019, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employees.
Note 17: Commitments and Contingencies
Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $626 million as of December 31, 2021.
In December 2021, the Company authorized the contribution of $45 million to the American Water Charitable Foundation, which was subsequently paid in January 2022.
The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. Presented in the table below are the future annual commitments related to minimum quantities of purchased water having non-cancelable contracts:

Amount
2022	$71
2023	65
2024	51
2025	49
2026	49
Thereafter	507
The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. See Note 5—Revenue Recognition for additional information regarding the Company’s performance obligations.
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of December 31, 2021, the Company has accrued approximately $7 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $2 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 17—Commitments and Contingencies, will not have a material adverse effect on the Company.
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

The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of December 31, 2021, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of December 31, 2021 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a determination by the Settlement fund’s appeal adjudicator on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. On January 28, 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. On July 16, 2021, oral argument was heard by the Circuit Court on the issue of addressing the Supreme Court of Appeals’ remand. This matter remains pending.
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
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc. (“Service Company” and, together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. The court has entered an agreed scheduling order, which sets a hearing in October 2022 to address the question of class certification.

TAWC and the Company believe that TAWC has meritorious defenses to the claims raised in this class action complaint, and TAWC is vigorously defending itself against these allegations. The Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of such losses related to this proceeding.
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with Orders to Reduce Carmel River Diversions—Monterey Peninsula Water Supply Project
Under a 2009 order (the “2009 Order”) of the State Water Resources Control Board (the “SWRCB”), the Company’s California subsidiary (“Cal Am”) is required to decrease significantly its yearly diversions of water from the Carmel River according to a set reduction schedule. In 2016, the SWRCB issued an order (the 2016 Order”) approving a deadline of December 31, 2021 for Cal Am’s compliance with these prior orders.
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
Cal Am’s ability to move forward on the Water Supply Project is subject to administrative review by the CPUC and other government agencies, obtaining necessary permits, and intervention from other parties. In September 2016, the CPUC unanimously approved a final decision to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to $50 million in associated incurred costs plus AFUDC, subject to meeting certain criteria.
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am has incurred $186 million in aggregate costs as of December 31, 2021 related to the Water Supply Project, which includes $47 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project, which is not expected to produce additional water until 2024 at the earliest. The amended and restated water purchase agreement for the GWR Project expansion is subject to review and approval of the CPUC, and on November 29, 2021, Cal Am filed an application with the CPUC seeking review and approval of the amended and restated water purchase agreement. Cal Am is also requesting rate base treatment of the additional capital investment for certain Cal Am facilities required to maximize the water supply from the expansion to the GWR Project and a related Aquifer Storage and Recovery Project, totaling approximately $81 million. This amount is in addition to, and consistent in regulatory treatment with, the prior $50 million of cost recovery for facilities associated with the original water purchase agreement, which was approved by the CPUC in its 2016 final decision.
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
In August 2020, the staff of the Coastal Commission released a report again recommending denial of Cal Am’s application for a coastal development permit. Although the report concluded that the Water Supply Project would have a negligible impact on groundwater resources, the report also concluded it would impact other coastal resources, such as environmentally sensitive habitat areas and wetlands, and that the Coastal Commission staff believes that a feasible alternative project exists that would avoid those impacts. The staff’s report also noted disproportionate impacts to communities of concern. In September 2020, Cal Am withdrew its original jurisdiction application to allow additional time to address the Coastal Commission staff’s environmental justice concerns. The withdrawal of the original jurisdiction application did not impact Cal Am’s appeal of the City’s denial, which remains pending before the Coastal Commission. Cal Am refiled the original jurisdiction application in November 2020. In December 2020, the Coastal Commission sent to Cal Am a notice of incomplete application, identifying certain additional information needed to consider the application complete. In March 2021, Cal Am provided responses to the Coastal Commission’s notice of incomplete application. On June 18, 2021, the Coastal Commission responded, acknowledging the responses and requesting certain additional information before the application could be considered complete. Cal Am responded with the requested additional information on January 11, 2022, and on February 8, 2022, the Coastal Commission requested additional information. The original jurisdiction application remains pending.
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Beginning in January 2022, Cal Am expects to be able to comply with the diversion reduction requirements contained in the 2016 Order, but continued compliance with the diversion reduction requirements for 2023 and future years will depend on successful development of alternate water supply sources sufficient to meet customer demand. The 2009 Order and the 2016 Order remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.
Note 18: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31:

	2021	2020	2019
Numerator:
Net income attributable to common shareholders	$1,263	$709	$621

Denominator:
Weighted average common shares outstanding—Basic	182	181	181
Effect of dilutive common stock equivalents	—	1	—
Weighted average common shares outstanding—Diluted	182	182	181

The effect of dilutive common stock equivalents is related to outstanding stock options, RSUs and PSUs granted under the Company’s 2007 Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Plan, as well as estimated shares to be purchased under the ESPP. Less than one million share-based awards were excluded from the computation of diluted EPS for the years ended December 31, 2021, 2020 and 2019, because their effect would have been anti-dilutive under the treasury stock method.
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
Seller promissory note from the sale of HOS — The carrying amount reported on the Consolidated Balance Sheets for the seller promissory note from the sale of HOS approximates fair value.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of December 31, 2021
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$4	$—	$—	$6	$6
Long-term debt (excluding finance lease obligations)	10,396	10,121	60	1,637	11,818

	As of December 31, 2020
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$5	$—	$—	$7	$7
Long-term debt (excluding finance lease obligations)	9,656	9,639	415	1,753	11,807
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
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$21	$—	$—	$21
Rabbi trust investments	23	—	—	23
Deposits	27	—	—	27
Other investments	17	—	—	17
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	88	—	72	160

Liabilities:
Deferred compensation obligations	27	—	—	27
Total liabilities	27	—	—	27
Total assets	$61	$—	$72	$133

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	19	—	—	19
Deposits	4	—	—	4
Other investments	11	—	—	11
Total assets	63	—	—	63

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total assets	$39	$—	$—	$39
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
Mark-to-market derivative assets and liabilities — The Company employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and treasury lock agreements, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company may use fixed-to-floating interest rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company had no significant mark-to-market derivatives outstanding as of December 31, 2021.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets on the Consolidated Balance Sheets.
Contingent cash payment from the sale of HOS — The Company’s contingent cash payment derivative included as part of the consideration from the sale of HOS is included in other long-term assets on the Consolidated Balance Sheets. The fair value of the contingent cash payment is estimated using the probability of the outcome of receipt of the $75 million, a Level 3 input.
Note 20: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s ROU assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 38 years, five years, and five years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $146 million and $147 million as of December 31, 2021 and 2020, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $4 million in 2022 through 2026, and $48 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases were $13 million, $14 million and $16 million for the years ended December 31, 2021, 2020 and 2019, respectively.
For the year ended December 31, 2021, cash paid for amounts in lease liabilities, which includes operating and financing cash flows from operating and finance leases, was $13 million. For the year ended December 31, 2021, ROU assets obtained in exchange for new operating lease liabilities was $11 million.
As of December 31, 2021, the weighted-average remaining lease term of the finance lease and operating leases were four years and 18 years, respectively, and the weighted-average discount rate of the finance lease and operating leases were 12% and 4%, respectively.
The future maturities of lease liabilities at December 31, 2021 are $12 million in 2022, $9 million in 2023, $9 million in 2024, $8 million in 2025, $7 million in 2026 and $89 million thereafter. At December 31, 2021 imputed interest was $45 million.

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
The Regulated Businesses segment is the largest component of the Company’s business and includes subsidiaries that provide water and wastewater services to customers in 14 states.
The Company’s primary Market-Based Businesses include MSG, which enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations, and the Company’s former HOS business, which was sold in the fourth quarter of 2021, and previously provided various warranty protection programs and other home services to residential customers.
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
Presented in the tables below is summarized segment information as of and for the years ended December 31:

	2021
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$3,384	$563	$(17)	$3,930
Depreciation and amortization	601	22	13	636
Total operating expenses, net	2,227	510	(3)	2,734
Interest expense	(290)	(7)	(106)	(403)
Interest income	1	3	—	4
Gain or (loss) on sale of businesses	(1)	748	—	747
Income before income taxes	962	798	(120)	1,640
Provision for income taxes	172	248	(43)	377
Net income attributable to common shareholders	789	550	(76)	1,263
Total assets	23,365	514	2,196	26,075
Cash paid for capital expenditures	1,747	8	9	1,764

	2020
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$3,255	$540	$(18)	$3,777
Depreciation and amortization	562	26	16	604
Total operating expenses, net	2,102	421	6	2,529
Interest expense	(293)	(7)	(97)	(397)
Interest income	2	8	(8)	2
Income before income taxes	932	120	(128)	924
Provision for income taxes	217	29	(31)	215
Net income attributable to common shareholders	715	91	(97)	709
Total assets	22,357	891	1,518	24,766
Cash paid for capital expenditures	1,804	10	8	1,822

	2019
	Regulated Businesses	Market-Based Businesses	Other	Consolidated
Operating revenues	$3,094	$539	$(23)	$3,610
Depreciation and amortization	529	37	16	582
Total operating expenses, net	1,964	436	(4)	2,396
Interest expense	(299)	(8)	(79)	(386)
Interest income	4	13	(13)	4
Income before income taxes	869	66	(102)	833
Provision for income taxes	215	20	(23)	212
Net income attributable to common shareholders	654	46	(79)	621
Total assets	20,318	1,008	1,356	22,682
Cash paid for capital expenditures	1,627	13	14	1,654
Note 22: Unaudited Quarterly Data
Presented in the tables below are supplemental, unaudited, consolidated, quarterly financial data for each of the four quarters in the years ended December 31, 2021 and 2020, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$888	$999	$1,092	$951
Operating income	229	330	417	220
Net income attributable to common shareholders	133	207	278	645
Basic earnings per share: (a)
Net income attributable to common shareholders	$0.73	$1.14	$1.53	$3.55
Diluted earnings per share:
Net income attributable to common shareholders	0.73	1.14	1.53	3.55
(a)Amounts may not sum due to rounding.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$844	$931	$1,079	$923
Operating income	239	313	433	263
Net income attributable to common shareholders	124	176	264	145
Basic earnings per share: (a)
Net income attributable to common shareholders	$0.69	$0.97	$1.46	$0.80
Diluted earnings per share:
Net income attributable to common shareholders	0.68	0.97	1.46	0.80
(a)Amounts may not sum due to rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s President, Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report.
Based on that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s President, Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by or under the supervision of the Company’s President, Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect its transactions and dispositions of its assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and its directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, as of December 31, 2021, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item and not set forth below or in Item 1—Business—Executive Officers of this Annual Report on Form 10-K, is incorporated by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Board of Directors and Corporate Governance,” “Proposal 1—Election of Directors” and “Certain Beneficial Ownership Matters—Delinquent Section 16(a) Reports.”
The Company has adopted a Code of Ethics, which applies to directors, officers and employees. The full text of the Code of Ethics is publicly available on the Company’s website at https://amwater.com. The Company intends to post on its website any amendments to the Code of Ethics and any waivers of such provisions granted to certain principal officers.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, under the captions entitled “Proposal 1—Election of Directors—Director Compensation Table,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, under the captions entitled “Certain Beneficial Ownership Matters—Security Ownership of Management,” “Certain Beneficial Ownership Matters—Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, under the caption entitled “Board of Directors and Corporate Governance—Board Review of Related Person Transactions” and “Proposal 1—Election of Directors—Director Independence.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, under the caption entitled “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Services Provided by Independent Registered Public Accounting Firm.”

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents have been filed as a part of this Annual Report on Form 10-K:
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
2.1.1#
Stock Purchase Agreement, dated November 20, 2019, by and among American Water Works Company, Inc., New York American Water Company, Inc. and Liberty Utilities Co. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed November 20, 2019).

2.1.2
Letter Agreement, dated June 29, 2021, by and among American Water Works Company, Inc., Liberty Utilities (Eastern Water Holdings) Corp. and New York American Water Company, Inc., with respect to the Stock Purchase Agreement, dated November 20, 2019, by and among American Water Works Company, Inc., New York American Water Company, Inc. and Liberty Utilities Co. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed June 29, 2021).

2.2#
Membership Interest Purchase Agreement, dated as of October 28, 2021, by and among American Water Enterprises, LLC, American (USA), LLC, American Water Resources, LLC, Pivotal Home Solutions, LLC, American Water Resources Holdings, LLC, American Water Works Company, Inc. and Lakehouse Buyer Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed October 29, 2021).

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

4.4
Officers’ Certificate, dated November 20, 2013, establishing the 3.850% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed November 20, 2013).

4.5
Officers’ Certificate, dated August 14, 2014, establishing the 3.400% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 14, 2014).

4.6
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

4.8
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

4.10
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

4.12
Officers’ Certificate, dated August 10, 2017, establishing the 3.750% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 10, 2017).

Exhibit Number	Exhibit Description
4.13
Officer’s Certificate, dated August 9, 2018, establishing the 3.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 9, 2018).

4.14
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

4.16
Officers’ Certificate, dated May 13, 2019, establishing 4.150% Senior Notes due 2049 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 13, 2019).

4.17
Officers’ Certificate of American Water Capital Corp., dated April 14, 2020, establishing the terms and authorizing the issuance of the 2.800% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 14, 2020).

4.18
Officers’ Certificate of American Water Capital Corp., dated April 14, 2020, establishing the terms and authorizing the issuance of the 3.450% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 14, 2020).

4.19
Officers’ Certificate of American Water Capital Corp., dated May 14, 2021, establishing the terms and authorizing the issuance of the 2.300% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 14, 2021).

4.20
Officers’ Certificate of American Water Capital Corp., dated May 14, 2021, establishing the terms and authorizing the issuance of the 3.250% Senior Notes due 2051 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 14, 2021).

4.21	Description of American Water Works Company, Inc.’s Equity Securities (filed herewith).
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

10.3*	Offer Letter for Employment, dated as of February 2, 2022, between American Water Works Company, Inc. and M. Susan Hardwick (filed herewith).
10.4*
Offer Letter for Employment, dated August 5, 2020, between American Water Works Company, Inc. and Adam Noble (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 4, 2020).

10.5*
Offer Letter for Employment, dated February 16, 2021, between American Water Works Company, Inc. and Cheryl Norton (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.6*
Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.7*	Separation Agreement and General Release, dated as of February 2, 2022, between American Water Works Service Company, Inc. and Walter J. Lynch (filed herewith).
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

10.9.2*
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

10.13.3*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.2.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 4, 2016).

10.13.4*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2017).

10.13.5*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 4, 2016).

10.13.6*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.3.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 4, 2016).

10.13.7*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.2.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2017).

10.13.8*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.2.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2017).

10.13.9*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 7, 2013).

10.13.10*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.13.11*
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

10.14.3*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.4*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant.(incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.14.5*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant (for Chief Executive Officer and Chief Operating Officer) (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.14.6*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant dated February 11, 2020 (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.14.7*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant dated August 31, 2020 (for Adam Noble) (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 4, 2020).

10.14.8*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.14.9*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant (for Chief Executive Officer and Chief Operating Officer) (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.14.10*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.14.11*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.12*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.13*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.14*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.15*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.14.16*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-1 (corrected) (incorporated by reference to Exhibit 10.14.33 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

10.14.17*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

Exhibit Number	Exhibit Description
10.14.18*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-2 (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.14.19*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-3 (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.14.20*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.14.21*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-2 (incorporated by reference to Exhibit 10.14 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.14.22*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-3 (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.15 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.14.23*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.14.24*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A-2 (for Chief Executive Officer and Chief Operating Officer) (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.14.25*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A-3 (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.14.26*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.14.27*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B-2 (for Chief Executive Officer and Chief Operating Officer) (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.14.28*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B-3 (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.14.29*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.30*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 1, 2018).

10.14.31*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 5, 2020).

10.14.32*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2021).

10.15*
American Water Works Company, Inc. Executive Severance Policy, as amended and restated as of July 27, 2021 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2021).

10.16*
American Water Works Company, Inc. Change of Control Severance Policy, dated as of July 27, 2021 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2021).

10.17.1*
American Water Works Company, Inc. Pension Plan for Employees (as amended and restated effective January 1, 2016), dated January 24, 2017 (incorporated by reference to Exhibit 10.16.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

10.17.2*
American Water Works Company, Inc. Amendment Two to the Pension Plan for Employees (as amended and restated effective January 1, 2016), dated December 19, 2018 (incorporated by reference to Exhibit 10.16.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

10.17.3*	American Water Works Company, Inc. Amendment Three to the Pension Plan for Employees (as amended and restated effective January 1, 2016), dated August 2, 2021 (filed herewith).
10.17.4*	American Water Works Company, Inc. Amendment 2021-1 to the Pension Plan for Employees (as amended and restated effective January 1, 2016), dated January 20, 2022 (filed herewith).
10.18#
Secured Seller Note Agreement, dated December 9, 2021, by and among Lakehouse Bidco Inc., Lakehouse Buyer Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC, American Water Resources Holdings, LLC, American Water Resources of Texas, LLC and American Water Enterprises, LLC (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 9, 2021).

10.19
Revenue Share Agreement, dated December 9, 2021, by and among American Water Works Company, Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC and American Water Resources Holdings, LLC (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 9, 2021).

21.1	Subsidiaries of American Water Works Company, Inc. (filed herewith).
22.1	Guaranteed Securities (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of M. Susan Hardwick, President, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of M. Susan Hardwick, President, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

Exhibit Number	Exhibit Description
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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
The Stock Purchase Agreement filed as Exhibit 2.1.1, the Membership Interest Purchase Agreement filed as Exhibit 2.2, and the Secured Seller Note Agreement filed as Exhibit 10.18 to this Annual Report on Form 10-K have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.
Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties to the respective agreements thereto, or any of their respective subsidiaries or affiliates. Additionally, the representations, warranties, covenants, conditions and other terms of the respective agreements may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. The respective agreements should not be read alone, but should instead be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, the reports and other documents that are filed by the Company with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 2022.

AMERICAN WATER WORKS COMPANY, INC.
BY:	/s/ M. SUSAN HARDWICK
M. Susan Hardwick
President, Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 16th day of February, 2022, by the following persons in the capacities indicated.

/s/ M. SUSAN HARDWICK	/s/ JEFFREY N. EDWARDS
M. Susan Hardwick President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Director)	Jeffrey N. Edwards (Director)
/s/ MELISSA K. WIKLE	/s/ MARTHA CLARK GOSS
Melissa K. Wikle Chief Accounting Officer (Principal Accounting Officer)	Martha Clark Goss (Director)
/s/ VERONICA M. HAGEN	/s/ KIMBERLY J. HARRIS
Veronica M. Hagen (Director)	Kimberly J. Harris (Director)
/s/ JULIA L. JOHNSON	/s/ PATRICIA L. KAMPLING
Julia L. Johnson (Director)	Patricia L. Kampling (Director)
/s/ KARL F. KURZ	/s/ GEORGE MACKENZIE
Karl F. Kurz (Chairman of the Board)	George MacKenzie (Director)
/s/ JAMES G. STAVRIDIS
James G. Stavridis (Director)