Form 10-Q
period 2022-03-31
American Water Works Company, Inc.
filed 2022-04-27
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 21, 2022
Common Stock, par value $0.01 per share	181,753,276

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to the “parent company” mean American Water Works Company, Inc., without its subsidiaries.
i

FORWARD-LOOKING STATEMENTS
Statements included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the future impacts of increased or increasing financing costs, inflation and interest rates; the Company’s ability to execute its current and long-term business, operational and capital expenditures strategies; the Company’s ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets; the outcome and impact on the Company of governmental and regulatory proceedings and related potential fines, penalties and other sanctions; the ability to meet or exceed the Company’s stated environmental and sustainability goals, including its greenhouse gas emission reduction, water delivery efficiency and water system resiliency goals; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the impacts to the Company of the COVID-19 pandemic; the ability to capitalize on existing or future utility privatization opportunities; trends in the water and wastewater industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•changes in laws, governmental regulations and policies, including with respect to the environment, health and safety, data and consumer privacy, security and protection, water quality and water quality accountability, contaminants of emerging concern, public utility and tax regulations and policies, and impacts resulting from U.S., state and local elections and changes in federal, state and local executive administrations;
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
•the Company’s Military Services Group (“MSG”) entering into new military installation contracts, price redeterminations, and other agreements and contracts with the U.S. government; and
•realizing anticipated benefits and synergies from new acquisitions;
•risks and uncertainties following the completion of the sale of the Company’s Homeowner Services Group (“HOS”) and its New York subsidiary, including:
•the Company’s ability to receive any contingent consideration provided for in the HOS sale, as well as amounts due, payable and owing to the Company from time to time under the seller promissory note when due; and
•the ability of the Company to redeploy successfully and timely the net proceeds of these transactions into the Company’s Regulated Businesses (as defined below);
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
•changes in federal or state general, income and other tax laws, including (i) future significant tax legislation, (ii) the availability of, or the Company’s compliance with, the terms of applicable tax credits and tax abatement programs, and (iii) the Company’s ability to utilize its state income tax net operating loss carryforwards;
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

These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above, and the risk factors and other statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) and in this Form 10-Q, and readers should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements the Company makes shall speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, the Company does not have any obligation, and it specifically disclaims any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on the Company’s businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Property, plant and equipment	$27,781	$27,413
Accumulated depreciation	(6,383)	(6,329)
Property, plant and equipment, net	21,398	21,084
Current assets:
Cash and cash equivalents	75	116
Restricted funds	21	20
Accounts receivable, net of allowance for uncollectible accounts of $72 and $75, respectively	266	271
Unbilled revenues	254	248
Materials and supplies	71	57
Assets held for sale	—	683
Other	166	159
Total current assets	853	1,554
Regulatory and other long-term assets:
Regulatory assets	1,049	1,051
Seller promissory note from the sale of the Homeowner Services Group	720	720
Operating lease right-of-use assets	91	92
Goodwill	1,139	1,139
Postretirement benefit assets	203	193
Other	241	242
Total regulatory and other long-term assets	3,443	3,437
Total assets	$25,694	$26,075
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 187,095,267 and 186,880,413 shares issued, respectively)	$2	$2
Paid-in-capital	6,796	6,781
Retained earnings	1,083	925
Accumulated other comprehensive loss	(44)	(45)
Treasury stock, at cost (5,342,229 and 5,269,324 shares, respectively)	(377)	(365)
Total common shareholders' equity	7,460	7,298
Long-term debt	10,347	10,341
Redeemable preferred stock at redemption value	3	3
Total long-term debt	10,350	10,344
Total capitalization	17,810	17,642
Current liabilities:
Short-term debt	321	584
Current portion of long-term debt	57	57
Accounts payable	175	235
Accrued liabilities	538	701
Accrued taxes	285	176
Accrued interest	102	88
Liabilities related to assets held for sale	—	83
Other	170	217
Total current liabilities	1,648	2,141
Regulatory and other long-term liabilities:
Advances for construction	300	284
Deferred income taxes and investment tax credits	2,381	2,421
Regulatory liabilities	1,577	1,600
Operating lease liabilities	78	80
Accrued pension expense	276	285
Other	175	180
Total regulatory and other long-term liabilities	4,787	4,850
Contributions in aid of construction	1,449	1,442
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$25,694	$26,075
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Operating revenues	$842	$888
Operating expenses:
Operation and maintenance	364	419
Depreciation and amortization	158	157
General taxes	74	83
Total operating expenses, net	596	659
Operating income	246	229
Other income (expense):
Interest expense	(100)	(98)
Interest income	13	—
Non-operating benefit costs, net	19	20
Other, net	15	4
Total other (expense) income	(53)	(74)
Income before income taxes	193	155
Provision for income taxes	35	22
Net income attributable to common shareholders	$158	$133

Basic earnings per share:
Net income attributable to common shareholders	$0.87	$0.73
Diluted earnings per share:
Net income attributable to common shareholders	$0.87	$0.73
Weighted-average common shares outstanding:
Basic	182	181
Diluted	182	182

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2022	2021
Net income attributable to common shareholders	$158	$133
Other comprehensive income, net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 for each of the three months ended March 31, 2022 and 2021	1	1
Net other comprehensive income	1	1
Comprehensive income attributable to common shareholders	$159	$134
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$158	$133
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	158	157
Deferred income taxes and amortization of investment tax credits	(61)	26
Provision for losses on accounts receivable	4	11
Pension and non-pension postretirement benefits	(12)	(10)
Other non-cash, net	(3)	(41)
Changes in assets and liabilities:
Receivables and unbilled revenues	(6)	26
Pension and non-pension postretirement benefit contributions	(19)	(9)
Accounts payable and accrued liabilities	(110)	(57)
Other assets and liabilities, net	45	(57)
Net cash provided by operating activities	154	179
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(424)	(342)
Acquisitions, net of cash acquired	(5)	(3)
Net proceeds from sale of assets	608	—
Removal costs from property, plant and equipment retirements, net	(20)	(18)
Net cash provided by (used in) investing activities	159	(363)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	11	2
Repayments of long-term debt	(5)	(25)
Repayments of term loan	—	(500)
Net short-term (repayments) borrowings with maturities less than three months	(263)	334
Remittances from issuances of employee stock plans and direct stock purchase plan, net of taxes paid of $12 and $15 for the three months ended March 31, 2022 and 2021, respectively	(8)	(11)
Advances and contributions in aid of construction, net of refunds of $3 and $6 for the three months ended March 31, 2022 and 2021, respectively	21	7
Dividends paid	(109)	(100)
Net cash used in financing activities	(353)	(293)
Net decrease in cash, cash equivalents and restricted funds	(40)	(477)
Cash, cash equivalents and restricted funds at beginning of period	136	576
Cash, cash equivalents and restricted funds at end of period	$96	$99
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$315	$223
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2021	186.9	$2	$6,781	$925	$(45)	(5.3)	$(365)	$7,298
Net income attributable to common shareholders	—	—	—	158	—	—	—	158
Common stock issuances (a)	0.2	—	15	—	—	—	(12)	3
Net other comprehensive income	—	—	—	—	1	—	—	1
Balance as of March 31, 2022	187.1	$2	$6,796	$1,083	$(44)	(5.3)	$(377)	$7,460
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2020	186.5	$2	$6,747	$102	$(49)	(5.2)	$(348)	$6,454
Net income attributable to common shareholders	—	—	—	133	—	—	—	133
Common stock issuances (a)	0.2	—	10	—	—	(0.1)	(15)	(5)
Net other comprehensive income	—	—	—	—	1	—	—	1
Balance as of March 31, 2021	186.7	$2	$6,757	$235	$(48)	(5.3)	$(363)	$6,583
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2022, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
The unaudited Consolidated Financial Statements and Notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”), which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, primarily due to the seasonality of the Company’s operations.
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2022:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	Simplification of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in fewer embedded conversion features being separately recognized from the host contract. Earnings per share (“EPS”) calculations have been simplified for certain instruments.	January 1, 2022	Either modified retrospective or fully retrospective	The standard did not have a material impact on its Consolidated Financial Statements.
Disclosures by Business Entities about Government Assistance	The amendments in this update require additional disclosures regarding government grants and contributions. These disclosures require information on the following three items about government transactions to be provided: information on the nature of transactions and related accounting policy used to account for transactions, the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line, and significant terms and conditions of the transactions, including commitments and contingencies.	January 1, 2022	Either prospective or retrospective	The standard did not have a material impact on its Consolidated Financial Statements.
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of March 31, 2022:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
The guidance requires an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, as if it had originated the contracts. The amendments in this update also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.
		January 1, 2023; early adoption permitted	Prospective	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Troubled debt restructurings and vintage disclosures
The main provisions of this standard eliminate the receivables accounting guidance for troubled debt restructurings (“TDRs”) by creditors while enhancing disclosure requirements when a borrower is experiencing financial difficulty. Entities must apply the loan refinancing and restructuring guidance for receivables to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.
		January 1, 2023; early adoption permitted	Prospective, with a modified retrospective option for amendments related to the recognition and measurement of TDRs.	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.

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
Presented in the table below are the changes in the allowance for uncollectible accounts for the three months ended March 31:

	2022	2021
Balance as of January 1	$(75)	$(60)
Amounts charged to expense	(4)	(11)
Amounts written off	7	—
Less: Allowance for uncollectible accounts included in assets held for sale (a)	—	4
Balance as of March 31	$(72)	$(67)
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
Note 3: Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of excess accumulated deferred income tax (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the current period:

	During the Three Months Ended March 31,
(In millions)	2022	2021
General rate cases by state:
West Virginia (effective February 25, 2022)	$15	$—
California (effective January 1, 2022 and January 1, 2021)	13	22
Pennsylvania (effective January 1, 2022 and January 28, 2021)	20	70
Total general rate cases	$48	$92

Infrastructure surcharges by state:
Indiana (effective March 21, 2022 and March 17, 2021)	$8	$8
West Virginia (effective March 1, 2022 and January 1, 2021)	3	5
Missouri (effective February 1, 2022)	12	—
Illinois (effective January 1, 2022 and January 1, 2021)	6	7
Pennsylvania (effective January 1, 2021)	—	8
Tennessee (effective January 1, 2021)	—	3
Total infrastructure surcharges	$29	$31
Effective April 1, 2022, the Company’s Pennsylvania subsidiary implemented infrastructure surcharges for annualized incremental revenues of $2 million.

On February 24, 2022, the Company’s West Virginia subsidiary (“WVAWC”) was authorized additional annual revenues of $15 million in its general rate case, effective February 25, 2022, excluding agreed to reductions for EADIT as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The EADIT reduction in revenues is $2 million and the exclusion for infrastructure surcharges is $10 million. Staff of the WV Public Service Commission moved for reconsideration of the Commission's final order on several grounds. The Company filed its response to the Staff's Petition for Reconsideration on March 28, 2022 in support of the Commission authorized revenue requirement. The matter is currently pending before the Commission for its consideration.
On November 18, 2021, the California Public Utilities Commission (the “CPUC”) unanimously approved a final decision in the test year 2021 general rate case filed by the Company’s California subsidiary, which is retroactive to January 1, 2021. The Company’s California subsidiary received authorization for additional annualized water and wastewater revenues of $22 million, excluding agreed to reductions for EADIT as a result of the TCJA. The EADIT reduction in revenues is $4 million and is offset by a like reduction in income tax expense. On February 16, 2022, the Company’s California subsidiary received approval to increase rates by $13 million in 2022 escalation increases, excluding $4 million of reductions related to the TCJA, which is retroactive to January 1, 2022.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. The Company filed its brief in support of the appeal on March 4, 2022. Response briefs are due by May 23, 2022. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
On February 25, 2021, the Company’s Pennsylvania subsidiary was authorized additional annualized revenues of $90 million, effective January 28, 2021, excluding agreed to reductions in revenues of $19 million for EADIT as a result of the TCJA. The overall increase, net of TCJA reductions, is $71 million in revenues combined over two steps. The first step was effective January 28, 2021 in the amount of $70 million ($51 million including TCJA reductions) and the second step was effective January 1, 2022 in the amount of $20 million. The protected EADIT balance of $200 million is being returned to customers using the average rate assumptions method, and the unprotected EADIT balance of $116 million is being returned to customers over 20 years. The $19 million annual reduction to revenue is comprised of both the protected and unprotected EADIT amortizations and a portion of catch-up period EADIT. A bill credit of $11 million annually for two years returns to customers the remainder of the EADIT catch-up period amortization. The catch-up period of January 1, 2018 through December 31, 2020 covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over two years.
Pending General Rate Case Filings
On February 10, 2022, the Company’s Illinois subsidiary filed a general rate case requesting $71 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges.
On January 14, 2022, the Company’s New Jersey subsidiary filed a general rate case requesting $110 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. Public hearings were held on April 6, 2022. Settlement conferences are scheduled to commence in May 2022 with evidentiary hearings expected to begin in September 2022.
On December 1, 2021, the Company’s Kentucky subsidiary filed a wastewater rate case requesting additional revenues of $1 million, excluding proposed reductions for EADIT as a result of TCJA. The Company’s Kentucky subsidiary requested a four-step rate increase for their wastewater operations with effective dates of June 1, 2022, June 1, 2023, June 1, 2024 and June 1, 2025 for annual amounts of less than $1 million each year. The Company’s Kentucky subsidiary filed their wastewater case under the alternative rate filing process for smaller utilities which calculates an operating ratio of 88% rather than a return on equity.
On November 15, 2021, the Company’s Virginia subsidiary filed a general rate case requesting $15 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA.
On August 18, 2021, the Company’s Hawaii subsidiary filed a general rate case requesting $2 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA. On April 11, 2022, the Company and the Division of Consumer Advocacy submitted a joint letter to the Hawaii Public Utilities Commission indicating that the parties had, in principle, reached a settlement that would resolve all disputed issues in the case. In the joint letter, the parties also requested revisions to the procedural schedule.

The Company’s California subsidiary submitted its application on May 3, 2021 to set its cost of capital for 2022 through 2024. According to the CPUC’s procedural schedule, a decision setting the authorized cost of capital is expected to be issued in the fourth quarter of 2022.
Pending Infrastructure Surcharge Filings
On March 4, 2022, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $19 million in additional annualized revenues.
On March 1, 2022, the Company’s Kentucky subsidiary filed an infrastructure surcharge proceeding requesting $3 million in additional annualized revenues.
Other Regulatory Matters
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
Note 4: Revenue Recognition
Disaggregated Revenues
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company also operates other market-based businesses that provide water and wastewater services to the U.S. government on military installations, as well as municipalities, and utility customers, collectively included within “Market-Based Businesses and Other.”
Presented in the table below are operating revenues disaggregated for the three months ended March 31, 2022:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$428	$—	$428
Commercial	153	—	153
Fire service	36	—	36
Industrial	36	—	36
Public and other	57	—	57
Total water services	710	—	710
Wastewater services:
Residential	41	—	41
Commercial	10	—	10
Industrial	1	—	1
Public and other	3	—	3
Total wastewater services	55	—	55
Miscellaneous utility charges	9	—	9
Alternative revenue programs	—	2	2
Lease contract revenue	—	2	2
Total Regulated Businesses	774	4	778
Market-Based Businesses and Other	64	—	64
Total operating revenues	$838	$4	$842
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the three months ended March 31, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$430	$—	$430
Commercial	144	—	144
Fire service	37	—	37
Industrial	32	—	32
Public and other	44	—	44
Total water services	687	—	687
Wastewater services:
Residential	36	—	36
Commercial	9	—	9
Industrial	1	—	1
Public and other	4	—	4
Total wastewater services	50	—	50
Miscellaneous utility charges	8	—	8
Alternative revenue programs	—	9	9
Lease contract revenue	—	1	1
Total Regulated Businesses	745	10	755
Market-Based Businesses and Other	133	—	133
Total operating revenues	$878	$10	$888
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.
Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In Market-Based Businesses and Other, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts and home warranty protection program contracts, and are recognized as revenue when the associated performance obligations are satisfied.
Contract assets of $78 million and $71 million are included in unbilled revenues on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. There were $18 million of contract assets added during the three months ended March 31, 2022, and $11 million of contract assets were transferred to accounts receivable during the same period. There were $19 million of contract assets added during the three months ended March 31, 2021, and $8 million of contract assets were transferred to accounts receivable during the same period.
Contract liabilities of $20 million and $19 million are included in other current liabilities on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. There were $36 million of contract liabilities added during the three months ended March 31, 2022, and $35 million of contract liabilities were recognized as revenue during the same period. There were $57 million of contract liabilities added during the three months ended March 31, 2021, and $48 million of contract liabilities were recognized as revenue during the same period.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of March 31, 2022, the Company’s operation and maintenance (“O&M”) and capital improvement contracts in Market-Based Businesses and Other have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2071 and have RPOs of $6.2 billion as of March 31, 2022, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2022 and 2038 and have RPOs of $580 million as of March 31, 2022, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 5: Acquisitions and Divestitures
Regulated Businesses
During the three months ended March 31, 2022, the Company closed on the acquisition of four regulated water and wastewater systems for a total aggregate purchase price of $5 million. Assets acquired from these acquisitions consisted principally of utility plant.
On April 6, 2021, the Company’s Pennsylvania subsidiary entered into an Asset Purchase Agreement with the York City Sewer Authority (the “Seller”) and the City of York, with respect to the purchase of the Seller’s public wastewater collection and treatment system assets (the “System Assets”). On April 14, 2022, the Pennsylvania Public Utility Commission (“PaPUC”) approved the Company’s Pennsylvania subsidiary’s application to acquire the System Assets from the Seller for a purchase price of $235 million, plus an amount of average daily revenue calculated for the period between the final meter reading and the date of closing. The System Assets serve, directly and indirectly through bulk contracts, more than 45,000 customers. Assuming no successful contest of the PaPUC’s approval occurs within 30 days thereafter, this approval would satisfy a significant remaining condition to the closing of the transaction, which is expected to occur by or before mid-June 2022.
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
Sale of New York American Water Company, Inc.
On January 1, 2022, the Company completed the previously disclosed sale of its regulated utility operations in New York to Liberty Utilities (Eastern Water Holdings) Corp. (“Liberty”), an indirect, wholly owned subsidiary of Algonquin Power & Utilities Corp. Liberty purchased from the Company all of the capital stock of the Company’s New York subsidiary for a purchase price of $608 million in cash. During the first quarter of 2022, the Company recognized a loss on sale of $2 million.
Sale of Michigan American Water Company
On February 4, 2022, the Company completed the sale of its operations in Michigan for $6 million.
Sale of Homeowner Services Group
On December 9, 2021, the Company sold all of the equity interests in subsidiaries that comprised the Company’s Homeowner Services Group (“HOS”) to a wholly owned subsidiary of funds advised by Apax Partners LLP, a global private equity advisory firm (the “Buyer”), for total consideration of approximately $1.275 billion, resulting in pre-tax gain on sale of $748 million during the fourth quarter of 2021. The consideration was comprised of $480 million in cash, a seller promissory note issued by the Buyer in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. See Note 13—Fair Value of Financial Information for additional information relating to the seller promissory note and contingent cash payment. During the first quarter of 2022, the Company recorded a post-close adjustment totaling approximately $10 million pre-tax, which is included in Other, net on the Consolidated Statements of Operations.
The seller note has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The Company recognized $13 million of interest income during the first quarter of 2022 from the seller note.

The Company and the Buyer also entered into a revenue share agreement, pursuant to which the Company is to receive 10% of the revenue generated from customers who are billed for home warranty services through an applicable Company subsidiary (an “on-bill” arrangement), and 15% of the revenue generated from any future on-bill arrangements entered into after the closing. Unless earlier terminated, this agreement has a term of up to 15 years, which may be renewed for up to two five-year periods. The Company recognized $2 million of income during the first quarter of 2022 from the revenue share agreement, which is included in Other, net on the Consolidated Statements of Operations.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the periods ended March 31, 2022 and 2021.
Note 6: Shareholders’ Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2022 and 2021, respectively:

	Defined Benefit Pension Plans			Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2021	$(107)	$1	$67	$(6)	$(45)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	1
Net other comprehensive income	—	—	1	—	1
Balance as of March 31, 2022	$(107)	$1	$68	$(6)	$(44)

Balance as of December 31, 2020	$(106)	$1	$63	$(7)	$(49)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	1
Net other comprehensive income	—	—	1	—	1
Balance as of March 31, 2021	$(106)	$1	$64	$(7)	$(48)
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
Dividends
On March 1, 2022, the Company paid a quarterly cash dividend of $0.6025 per share to shareholders of record as of February 8, 2022.
On April 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.6550 per share, payable on June 1, 2022 to shareholders of record as of May 10, 2022. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 10—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
During the three months ended March 31, 2022, American Water Capital Corp. (“AWCC”) and the Company’s regulated subsidiaries issued in the aggregate $11 million of private activity bonds and government funded debt in multiple transactions with annual interest rates of 0.74%, maturing in 2041. During the three months ended March 31, 2022, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $5 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 12.25%, a weighted average interest rate of 3.06%, and maturity dates ranging from 2022 to 2048.

In April 2022, the Company entered into several 10-year treasury lock agreements, with notional amounts totaling $375 million, to reduce interest rate exposure on debt expected to be issued in 2022. These treasury lock agreements have an average fixed interest rate of 2.89%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
Note 8: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility. Additionally, proceeds from the aforementioned sales of HOS and the Company’s New York subsidiary will be used primarily for capital investment in the Regulated Businesses. The revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is March 21, 2025. The facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility.
Short-term debt consists of commercial paper and credit facility borrowings totaling $321 million and $584 million as of March 31, 2022 and December 31, 2021, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 0.26% and 0.25% at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, there were no commercial paper or credit facility borrowings outstanding with maturities greater than three months.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of March 31, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(321)	(76)	(397)
Remaining availability as of March 31, 2022	$1,779	$74	$1,853
(a)Total remaining availability of $1.85 billion as of March 31, 2022 may be accessed through revolver draws.

	As of December 31, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(584)	(76)	(660)
Remaining availability as of December 31, 2021	$1,516	$74	$1,590
(a)Total remaining availability of $1.59 billion as of December 31, 2021 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2022 and December 31, 2021, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of March 31, 2022	$75	$1,853	$1,928
Available liquidity as of December 31, 2021	$116	$1,590	$1,706
Note 9: Income Taxes
The Company’s effective income tax rate was 18.1% and 14.2% for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective income tax rate reflects the amortization of EADIT pursuant to regulatory orders.

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit credit:

	For the Three Months Ended March 31,
	2022	2021
Components of net periodic pension benefit credit:
Service cost	$8	$9
Interest cost	16	17
Expected return on plan assets	(31)	(32)
Amortization of prior service credit	(1)	(1)
Amortization of actuarial loss	5	7
Net periodic pension benefit credit	$(3)	$—

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1
Interest cost	3	2
Expected return on plan assets	(5)	(5)
Amortization of prior service credit	(8)	(8)
Net periodic other postretirement benefit credit	$(9)	$(10)
The Company contributed $9 million for the funding of its defined benefit pension plans for each of the three months ended March 31, 2022 and 2021. There were $10 million of contributions for the funding of the Company’s other postretirement benefit plans for the three months ended March 31, 2022 and no such contributions for the three months ended March 31, 2021. The Company expects to make pension contributions to the plan trusts of $28 million during the remainder of 2022.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of March 31, 2022, the Company has accrued approximately $6 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $3 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
West Virginia Elk River Freedom Industries Chemical Spill
On June 8, 2018, the U.S. District Court for the Southern District of West Virginia granted final approval of a settlement class and global class action settlement (the “Settlement”) for all claims and potential claims by all class members (collectively, the “West Virginia Plaintiffs”) arising out of the January 2014 Freedom Industries, Inc. chemical spill in West Virginia. The effective date of the Settlement was July 16, 2018. Under the terms and conditions of the Settlement, WVAWC and certain other Company-affiliated entities did not admit, and will not admit, any fault or liability for any of the allegations made by the West Virginia Plaintiffs in any of the actions that were resolved.
The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of March 31, 2022, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of March 31, 2022 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a determination by the Settlement fund’s appeal adjudicator on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.

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
Cal Am’s ability to move forward on the Water Supply Project is subject to administrative review by the CPUC and other government agencies, obtaining necessary permits, and intervention from other parties. In September 2016, the CPUC unanimously approved a final decision to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to $50 million in associated incurred costs plus an allowance for funds used during construction (“AFUDC”), subject to meeting certain criteria.
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am has incurred $192 million in aggregate costs as of March 31, 2022 related to the Water Supply Project, which includes $50 million in AFUDC.
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
Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining required approvals for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. Beginning in January 2022, Cal Am expects to be able to comply with the diversion reduction requirements contained in the 2016 Order, but continued compliance with the diversion reduction requirements for 2023 and future years will depend on successful development of alternate water supply sources, sufficient to meet customer demand. The 2009 Order and the 2016 Order remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted EPS calculations:

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to common shareholders	$158	$133

Denominator:
Weighted-average common shares outstanding—Basic	182	181
Effect of dilutive common stock equivalents	—	1
Weighted-average common shares outstanding—Diluted	182	182

The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three months ended March 31, 2022 and 2021, because their effect would have been anti-dilutive under the treasury stock method.
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
Seller promissory note from the sale of HOS — The carrying amount reported on the Consolidated Balance Sheets for the seller promissory note from the sale of HOS is $720 million as of March 31, 2022 and December 31, 2021. This amount represents the principal amount owed under the loan. The fair values of the seller note, including any impact of interest rates, approximated $700 million and $720 million as March 31, 2022 and December 31, 2021, respectively. The seller note is classified as Level 3 within the fair value hierarchy.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of March 31, 2022
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt (excluding finance lease obligations)	10,404	9,104	55	1,522	10,681

	As of December 31, 2021
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$4	$—	$—	$6	$6
Long-term debt (excluding finance lease obligations)	10,396	10,121	60	1,637	11,818

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$21	$—	$—	$21
Rabbi trust investments	22	—	—	22
Deposits	27	—	—	27
Other investments	19	—	—	19
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	89	—	72	161

Liabilities:
Deferred compensation obligations	25	—	—	25
Total liabilities	25	—	—	25
Total assets	$64	$—	$72	$136

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$21	$—	$—	$21
Rabbi trust investments	23	—	—	23
Deposits	27	—	—	27
Other investments	17	—	—	17
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	88	—	72	160

Liabilities:
Deferred compensation obligations	27	—	—	27
Total liabilities	27	—	—	27
Total assets	$61	$—	$72	$133
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

Mark-to-market derivative assets and liabilities—The Company employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and treasury lock agreements, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company may use fixed-to-floating interest rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company had no significant mark-to-market derivatives outstanding as of March 31, 2022.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets on the Consolidated Balance Sheets.
Contingent cash payment from the sale of HOS—The Company’s contingent cash payment derivative included as part of the consideration from the sale of HOS is included in other long-term assets on the Consolidated Balance Sheets. The fair value of the contingent cash payment is estimated using the probability of the outcome of receipt of the $75 million, a Level 3 input.
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $146 million as of March 31, 2022 and December 31, 2021. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $3 million in 2022 and $4 million in 2023 through 2026, and $48 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases were $3 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
For the three months ended March 31, 2022, cash paid for amounts in lease liabilities, which includes operating and financing cash flows from operating and finance leases, was $3 million. For the three months ended March 31, 2022, there were ROU assets obtained in exchange for new operating lease liabilities of $1 million.
As of March 31, 2022, the weighted-average remaining lease term of the finance lease and operating leases were four years and 18 years, respectively, and the weighted-average discount rate of the finance lease and operating leases were 12% and 4%, respectively.
The future maturities of lease liabilities at March 31, 2022 are $9 million in 2022, $9 million in 2023, $8 million in 2024, $8 million in 2025, $7 million in 2026 and $88 million thereafter. At March 31, 2022, imputed interest was $43 million.

Note 15: Segment Information
The Company’s operating segments are comprised of the revenue-generating components of its businesses for which separate financial information is internally produced and regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its businesses primarily through one reportable segment, the Regulated Businesses segment. “Market-Based Businesses and Other” includes market-based businesses that, individually, do not meet the criteria of a reportable segment in accordance with GAAP, corporate costs that are not allocated to the Company’s operating segments, eliminations of inter-segment transactions and fair value adjustments and associated income and deductions related to acquisitions that have not been allocated to the operating segments for evaluation of performance and allocation of resource purposes. The adjustments related to the acquisitions are reported in Market-Based Businesses and Other as they are excluded from segment performance measures evaluated by management.
As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and shown as “Market-Based Businesses and Other.” Segment results for the three months ended March 31, 2021 have been adjusted retrospectively to reflect this change.
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended March 31, 2022
	Regulated Businesses	Market-Based Businesses and Other	Consolidated
Operating revenues	$778	$64	$842
Depreciation and amortization	155	3	158
Total operating expenses, net	538	58	596
Interest expense	(70)	(30)	(100)
Interest income	—	13	13
Income before income taxes	196	(3)	193
Provision for income taxes	36	(1)	35
Net income attributable to common shareholders	160	(2)	158
Total assets	22,973	2,721	25,694
Cash paid for capital expenditures	422	2	424

	As of or for the Three Months Ended March 31, 2021
	Regulated Businesses	Market-Based Businesses and Other	Consolidated
Operating revenues	$755	$133	$888
Depreciation and amortization	147	10	157
Total operating expenses, net	543	116	659
Interest expense	(71)	(27)	(98)
Interest income	—	—	—
Income before income taxes	163	(8)	155
Provision for income taxes	28	(6)	22
Net income attributable to common shareholders	135	(2)	133
Total assets	22,032	2,493	24,525
Cash paid for capital expenditures	338	4	342

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q, and in the Company’s Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements” and elsewhere in this Form 10-Q. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings.
Overview
American Water is the largest and most geographically diverse, publicly traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” Services provided by the Company’s utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs”). The Company also operates other market-based businesses not subject to economic regulation by state PUCs that provide water and wastewater services to the U.S. government on military installations, as well as municipalities, and utility customers, collectively included within “Market-Based Businesses and Other.” See Part I, Item 1—Business in the Company’s Form 10-K for additional information.
Financial Results
For the three months ended March 31, 2022, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $0.87, an increase of $0.14 per diluted share, as compared to the same period in the prior year. This increase was primarily driven by continued growth in the Regulated Businesses from infrastructure investment, acquisitions and organic growth. Also, included in 2022 results is $0.06 per share from interest income earned on the seller note and income earned on the revenue share agreement from the sale of HOS. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company plans to invest approximately $2.5 billion across its footprint in 2022. During the first three months of 2022, the Company invested $437 million, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses - Growth and Optimization
•$430 million capital investment in the Regulated Businesses, the majority for infrastructure improvements and replacements; and
•$5 million to fund acquisitions in the Regulated Businesses, which added approximately 1,800 water and wastewater customers, in addition to approximately 3,700 customers added through organic growth.
On April 6, 2021, the Company’s Pennsylvania subsidiary entered into an Asset Purchase Agreement with the York City Sewer Authority (the “Seller”) and the City of York, with respect to the purchase of the Seller’s public wastewater collection and treatment system assets (the “System Assets”). On April 14, 2022, the Pennsylvania Public Utility Commission (“PaPUC”) approved the Company’s Pennsylvania subsidiary’s application to acquire the System Assets from the Seller for a purchase price of $235 million, plus an amount of average daily revenue calculated for the period between the final meter reading and the date of closing. The System Assets serve, directly and indirectly through bulk contracts, more than 45,000 customers. Assuming no successful contest of the PaPUC’s approval occurs within 30 days thereafter, this approval would satisfy a significant remaining condition to the closing of the transaction, which is expected to occur by or before mid-June 2022.
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

As of March 31, 2022, the Company has entered into agreements for pending acquisitions in the Regulated Businesses, including the York City Sewer Authority and Egg Harbor City agreements discussed above, to add approximately 77,300 additional customers.
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
Sale of Michigan American Water Company
On February 4, 2022, the Company completed the sale of its operations in Michigan for $6 million.
Operational Excellence
The Company’s adjusted regulated O&M efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 33.9% for the twelve months ended March 31, 2022, as compared to 34.1% for the twelve months ended March 31, 2021. The ratio reflects the continued focus on operating costs, as well as an increase in operating revenues for the Regulated Businesses after considering the adjustment for the amortization of the excess accumulated deferred income taxes (“EADIT”) shown in the table below.
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

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended March 31,
(Dollars in millions)	2022	2021
Total operation and maintenance expenses	$1,723	$1,658
Less:
Operation and maintenance expenses—Market-Based Businesses and Other	403	378
Total operation and maintenance expenses—Regulated Businesses	1,320	1,280
Less:
Regulated purchased water expenses	155	152
Allocation of non-operation and maintenance expenses	29	43
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,136	$1,085

Total operating revenues	$3,881	$3,822
Less:
Operating revenues—Market-Based Businesses and Other	474	532
Total operating revenues—Regulated Businesses	3,407	3,290
Less:
Regulated purchased water revenues (a)	155	152
Revenue reductions from the amortization of EADIT	(102)	(46)
Adjusted operating revenues—Regulated Businesses (ii)	$3,354	$3,184

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	33.9%	34.1%
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

Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of EADIT that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the current period:

	During the Three Months Ended March 31,
(In millions)	2022	2021
General rate cases by state:
West Virginia (effective February 25, 2022)	$15	$—
California (effective January 1, 2022 and January 1, 2021)	13	22
Pennsylvania (effective January 1, 2022 and January 28, 2021)	20	70
Total general rate cases	$48	$92

Infrastructure surcharges by state:
Indiana (effective March 21, 2022 and March 17, 2021)	$8	$8
West Virginia (effective March 1, 2022 and January 1, 2021)	3	5
Missouri (effective February 1, 2022)	12	—
Illinois (effective January 1, 2022 and January 1, 2021)	6	7
Pennsylvania (effective January 1, 2021)	—	8
Tennessee (effective January 1, 2021)	—	3
Total infrastructure surcharges	$29	$31
Effective April 1, 2022, the Company’s Pennsylvania subsidiary implemented infrastructure surcharges for annualized incremental revenues of $2 million.
On February 24, 2022, the Company’s West Virginia subsidiary was authorized additional annual revenues of $15 million in its general rate case, effective February 25, 2022, excluding agreed to reductions for EADIT as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The EADIT reduction in revenues is $2 million and the exclusion for infrastructure surcharges is $10 million. Staff of the WV Public Service Commission moved for reconsideration of the Commission's final order on several grounds. The Company filed its response to the Staff's Petition for Reconsideration on March 28, 2022 in support of the Commission authorized revenue requirement. The matter is currently pending before the Commission for its consideration.
On November 18, 2021, the California Public Utilities Commission (the “CPUC”) unanimously approved a final decision in the test year 2021 general rate case filed by the Company’s California subsidiary, which is retroactive to January 1, 2021. The Company’s California subsidiary received authorization for additional annualized water and wastewater revenues of $22 million, excluding agreed to reductions for EADIT as a result of the TCJA. The EADIT reduction in revenues is $4 million and is offset by a like reduction in income tax expense. On February 16, 2022, the Company’s California subsidiary received approval to increase rates by $13 million in 2022 escalation increases, excluding $4 million of reductions related to the TCJA, which is retroactive to January 1, 2022.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. The Company filed its brief in support of the appeal on March 4, 2022. Response briefs are due by May 23, 2022. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.

On February 25, 2021, the Company’s Pennsylvania subsidiary was authorized additional annualized revenues of $90 million, effective January 28, 2021, excluding agreed to reductions in revenues of $19 million for EADIT as a result of the TCJA. The overall increase, net of TCJA reductions, is $71 million in revenues combined over two steps. The first step was effective January 28, 2021 in the amount of $70 million ($51 million including TCJA reductions) and the second step was effective January 1, 2022 in the amount of $20 million. The protected EADIT balance of $200 million is being returned to customers using the average rate assumptions method, and the unprotected EADIT balance of $116 million is being returned to customers over 20 years. The $19 million annual reduction to revenue is comprised of both the protected and unprotected EADIT amortizations and a portion of catch-up period EADIT. A bill credit of $11 million annually for two years returns to customers the remainder of the EADIT catch-up period amortization. The catch-up period of January 1, 2018 through December 31, 2020 covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over two years.
Pending General Rate Case Filings
On February 10, 2022, the Company’s Illinois subsidiary filed a general rate case requesting $71 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges.
On January 14, 2022, the Company’s New Jersey subsidiary filed a general rate case requesting $110 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. Public hearings were held on April 6, 2022. Settlement conferences are scheduled to commence in May 2022 with evidentiary hearings expected to begin in September 2022.
On December 1, 2021, the Company’s Kentucky subsidiary filed a wastewater rate case requesting additional revenues of $1 million, excluding proposed reductions for EADIT as a result of TCJA. The Company’s Kentucky subsidiary requested a four-step rate increase for their wastewater operations with effective dates of June 1, 2022, June 1, 2023, June 1, 2024 and June 1, 2025 for annual amounts of less than $1 million each year. The Company’s Kentucky subsidiary filed their wastewater case under the alternative rate filing process for smaller utilities which calculates an operating ratio of 88% rather than a return on equity.
On November 15, 2021, the Company’s Virginia subsidiary filed a general rate case requesting $15 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA.
On August 18, 2021, the Company’s Hawaii subsidiary filed a general rate case requesting $2 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA. On April 11, 2022, the Company and the Division of Consumer Advocacy submitted a joint letter to the Hawaii Public Utilities Commission indicating that the parties had, in principle, reached a settlement that would resolve all disputed issues in the case. In the joint letter, the parties also requested revisions to the procedural schedule.
The Company’s California subsidiary submitted its application on May 3, 2021 to set its cost of capital for 2022 through 2024. According to the CPUC’s procedural schedule, a decision setting the authorized cost of capital is expected to be issued in the fourth quarter of 2022.
Pending Infrastructure Surcharge Filings
On March 4, 2022, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $19 million in additional annualized revenues.
On March 1, 2022, the Company’s Kentucky subsidiary filed an infrastructure surcharge proceeding requesting $3 million in additional annualized revenues.
Other Regulatory Matters
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

Legislative Updates
During 2022, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of April 27, 2022:
•Indiana passed Senate Enrolled Act 272, which requires public reporting of a non-jurisdictional utility’s asset management programs and creates a water and wastewater research and extension program at a state university to serve as a repository for data collected from utilities. Additionally, the legislation establishes oversight and a receivership program in the Indiana Utility Regulatory Commission for non-jurisdictional utilities with violations that create environmental or human health and safety issues. Legislation was signed by the Governor on March 7, 2022 and becomes effective on July 1, 2022.
•Indiana passed water and wastewater utility asset financing legislation, Senate Enrolled Act 273, which authorizes the recovery of property tax in Distribution System Improvement Charge filings. The legislation also permits the Indiana Utility Regulatory Commission to allow recovery through tracking mechanisms for changes in property tax and for costs attributable to referenda or action by elected or appointed individuals. Legislation was signed by the Governor on March 10, 2022 and becomes effective on July 1, 2022.
•Virginia passed Senate Bill 500 and House Bill 182 which requires the Virginia State Corporation Commission, in any future ratemaking proceeding for an investor-owned water/wastewater utility, to evaluate the utility on a stand-alone basis and utilize the utility’s actual end-of-test period capital structure and cost of capital without regard to the cost of capital, capital structure, or investments of any other entities with which the utility may be affiliated. Legislation was signed by the Governor on April 11, 2022 and becomes effective on July 1, 2022.
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

In November 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. In November 2020, the MPWMD certified a final environmental impact report (“FEIR”), analyzing the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. In February 2021, the MPWMD filed an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. In June 2021, LAFCO’s commissioners voted to require a third-party independent financial study as to the feasibility of an acquisition by the MPWMD of the Monterey system assets. On December 6, 2021, LAFCO’s commissioners denied the MPWMD’s application to become a retail water provider, determining that the MPWMD does not have the authority to proceed with a condemnation of the Monterey system assets, and on January 5, 2022, LAFCO’s commissioners confirmed the denial. On February 28, 2022, LAFCO’s commissioners voted to deny the MPWMD’s application for reconsideration of LAFCO’s confirmation of denial. On April 1, 2022, the MPWMD filed a lawsuit against LAFCO challenging its decision to deny the MPWMD’s application seeking approval to become a retail water provider.
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
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended March 31,
	2022	2021
(In millions)
Operating revenues	$842	$888
Operating expenses:
Operation and maintenance	364	419
Depreciation and amortization	158	157
General taxes	74	83
Total operating expenses, net	596	659
Operating income	246	229
Other income (expense):
Interest expense	(100)	(98)
Interest income	13	—
Non-operating benefit costs, net	19	20
Other, net	15	4
Total other income (expense)	(53)	(74)
Income before income taxes	193	155
Provision for income taxes	35	22
Net income attributable to common shareholders	$158	$133

Segment Results of Operations
The Company’s operating segments are comprised of the revenue-generating components of its business for which separate financial information is internally produced and regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its businesses primarily through one reportable segment, the Regulated Businesses segment. “Market-Based Businesses and Other” includes market-based businesses that, individually, do not meet the criteria of a reportable segment in accordance with GAAP, corporate costs that are not allocated to the Company’s operating segments, eliminations of inter-segment transactions, and fair value adjustments and associated income and deductions related to acquisitions that have not been allocated to the operating segments for evaluation of performance and allocation of resource purposes. The adjustments related to the acquisitions are reported in Market-Based Businesses and Other as they are excluded from segment performance measures evaluated by management. This presentation is consistent with how management assesses the results of these businesses.
As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and shown as “Market-Based Businesses and Other.” Segment results for the three months ended March 31, 2021 have been adjusted retrospectively to reflect this change.
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended March 31,
	2022	2021
(In millions)
Operating revenues	$778	$755
Operation and maintenance	315	320
Depreciation and amortization	155	147
General taxes	68	76
Other income (expenses)	(44)	(48)
Income before income taxes	196	163
Provision for income taxes	36	28
Net income attributable to common shareholders	160	135

Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended March 31,
	2022	2021
(In millions)
Water services:
Residential	$428	$430
Commercial	153	144
Fire service	36	37
Industrial	36	32
Public and other	59	53
Total water services	712	696
Wastewater services:
Residential	41	36
Commercial	10	9
Industrial	1	1
Public and other	3	4
Total wastewater services	55	50
Other (a)	11	9
Total operating revenues	$778	$755
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended March 31,
	2022	2021
(Gallons in millions)
Billed water services volumes:
Residential	34,160	36,859
Commercial	16,339	15,898
Industrial	8,619	8,069
Fire service, public and other	11,756	10,863
Total billed water services volumes	70,874	71,689
Included in operating revenues for the three months ended March 31, 2021 was $23 million related to the Company’s New York operations. Excluding the Company’s New York operations, for the three months ended March 31, 2022, operating revenues increased $46 million, primarily due to a $40 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states and a $5 million increase from water and wastewater acquisitions, as well as organic growth in existing systems.

Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense:

	For the Three Months Ended March 31,
	2022	2021
(In millions)
Employee-related costs	$126	$130
Production costs	84	78
Operating supplies and services	57	57
Maintenance materials and supplies	22	24
Customer billing and accounting	13	17
Other	13	14
Total	$315	$320
Included in operation and maintenance expense for the three months ended March 31, 2021 was $12 million related to the Company’s New York operations. Excluding the Company’s New York operations, operation and maintenance expense increased $7 million primarily due to higher purchased water usage in the Company’s California subsidiary and increased chemicals costs across several subsidiaries.
Depreciation and Amortization
For the three months ended March 31, 2022, depreciation and amortization increased $8 million, primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
General Taxes
Included in general taxes for the three months ended March 31, 2021 was $12 million related to the Company’s New York operations. Excluding the Company’s New York operations, general taxes increased $4 million primarily due to increased capital investments, including acquisitions and an increase in the New Jersey Gross Receipts Tax.
Provision for Income Taxes
For the three months ended March 31, 2022, the Regulated Businesses’ provision for income taxes increased $8 million. The Regulated Businesses’ effective income tax rate was 18.4% and 17.2% for the three months ended March 31, 2022 and 2021, respectively. The Regulated Businesses’ effective income tax rate for the three months ended March 31, 2022 reflects the amortization of EADIT pursuant to regulatory orders.
Market-Based Businesses and Other
Presented in the table below is information for Market-Based Businesses and Other:

	For the Three Months Ended March 31,
	2022	2021
(In millions)
Operating revenues	$64	$133
Operation and maintenance	50	99
Depreciation and amortization	3	10
Interest expense	(30)	(27)
Interest income	13	—
Income before income taxes	(3)	(8)
Provision for income taxes	(1)	(6)
Net income attributable to common shareholders	(2)	(2)

Operating Revenues
For the three months ended March 31, 2022, operating revenues decreased $69 million, due primarily to the sale of HOS.
Operation and Maintenance
For the three months ended March 31, 2022, operation and maintenance expense decreased $49 million primarily due to the sale of HOS.
Depreciation and Amortization
For the three months ended March 31, 2022, depreciation and amortization decreased $7 million primarily due to the sale of HOS.
Interest Income
For the three months ended March 31, 2022, interest income increased $13 million due to interest recognized on the seller note related to the sale of HOS. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
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
The Company’s revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.10 billion. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 0.26% and 0.25% at March 31, 2022 and December 31, 2021, respectively.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of March 31, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(321)	(76)	(397)
Remaining availability as of March 31, 2022	$1,779	$74	$1,853
(a)Total remaining availability of $1.85 billion as of March 31, 2022 may be accessed through revolver draws.

	As of December 31, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(584)	(76)	(660)
Remaining availability as of December 31, 2021	$1,516	$74	$1,590
(a)Total remaining availability of $1.59 billion as of December 31, 2021 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2022 and December 31, 2021, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of March 31, 2022	$75	$1,853	$1,928
Available liquidity as of December 31, 2021	$116	$1,590	$1,706
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
Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Three Months Ended March 31,
	2022	2021
(In millions)
Net income	$158	$133
Add (less):
Depreciation and amortization	158	157
Deferred income taxes and amortization of investment tax credits	(61)	26
Other non-cash activities (a)	(11)	(40)
Changes in working capital (b)	(71)	(88)
Pension and non-pension postretirement benefit contributions	(19)	(9)
Net cash provided by operating activities	$154	$179
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.
(b)Changes in working capital include changes to receivables and unbilled revenues, accounts payable and accrued liabilities and other current assets and liabilities, net.
For the three months ended March 31, 2022, cash provided by operating activities decreased $25 million, primarily due to changes in working capital including the contribution of $45 million to the American Water Charitable Foundation which was authorized and accrued in the fourth quarter of 2021 and paid in the first quarter of 2022, partially offset by an increase in net income. The decrease in deferred income taxes from the sale of the Company's New York operations is offset in current taxes payable within other assets and liabilities.

Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Three Months Ended March 31,
	2022	2021
(In millions)
Net capital expenditures	$(424)	$(342)
Acquisitions	(5)	(3)
Net proceeds from sale of assets	608	—
Other investing activities, net (a)	(20)	(18)
Net cash provided by (used in) investing activities	$159	$(363)
(a)Includes removal costs from property, plant and equipment retirements.
For the three months ended March 31, 2022, cash provided by investing activities increased $522 million, primarily due to proceeds of $608 million received from the sale of the Company's New York operations offset by increased payments for capital expenditures. The Company plans to invest approximately $2.5 billion across its footprint in 2022.
Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Three Months Ended March 31,
	2022	2021
(In millions)
Proceeds from long-term debt	$11	$2
Repayments of long-term debt	(5)	(25)
Repayments of term loan	—	(500)
Net short-term (repayments) borrowings with maturities less than three months	(263)	334
Dividends paid	(109)	(100)
Other financing activities, net (a)	13	(4)
Net cash used in financing activities	$(353)	$(293)
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the three months ended March 31, 2022, cash used in financing activities increased $60 million, primarily due to net repayments of commercial paper borrowings during the first quarter of 2022 offset by the repayment in full at maturity of the $500 million term loan during the first quarter of 2021.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On March 31, 2022, the Company’s ratio was 0.59 to 1.00 and therefore the Company was in compliance with the covenants.

Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of April 27, 2022 as issued by the following rating agencies:

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
Access to the capital markets, including the commercial paper market, and respective financing costs in those markets, may be directly affected by the Company’s securities ratings. The Company primarily accesses the debt capital markets, including the commercial paper market, through AWCC. However, the Company has also issued debt through its regulated subsidiaries, primarily in the form of mortgage bonds and tax-exempt securities or borrowings under state revolving funds, to lower the overall cost of debt.
Dividends
For discussion of the Company’s dividends, see Note 6—Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of its exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K. There have been no significant changes to the Company’s exposure to market risk since December 31, 2021.
The Company had no significant derivative instruments, which are exposed to market risk, outstanding as of March 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
American Water maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s President, Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
The Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022.
Based on that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Water Supply Project Land Acquisition and Slant Well Site Use
The SWRCB has scheduled hearings in late October and early November 2022 related to the referral by Cal Am to the SWRCB of certain issues for the SWRCB’s expert advisory opinion. The Monterey County Superior Court has set a trial date of October 23, 2023 for the City’s lawsuit seeking declaratory relief.
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
The Company did not repurchase shares of common stock during the three months ended March 31, 2022. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2022, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed December 10, 2020).
*10.1	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Restricted Stock Unit Grant.
*10.2	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Restricted Stock Unit Grant (for M. Susan Hardwick).
*10.3	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Restricted Stock Unit Grant (for Cheryl Norton).
*10.4	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form A.
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form A (for M. Susan Hardwick).
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form A (for Cheryl Norton).
*10.7	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form B.
*10.8	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form B (for M. Susan Hardwick).
*10.9	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form B (for Cheryl Norton).
10.10
Offer Letter for Employment, dated as of February 2, 2022, between American Water Works Company, Inc. and M. Susan Hardwick (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 16, 2022).

*10.11	Offer Letter for Employment, dated January 21, 2022, between American Water Works Company, Inc. and James H. Gallegos.
10.12
Separation Agreement and General Release, dated as of February 2, 2022, between American Water Works Service Company, Inc. and Walter J. Lynch (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 16, 2022).

22.1	Guaranteed Securities (incorporated by reference to Exhibit 22.1 to American Water Works Company, Inc.’s Registration Statement on Form S-3, File No. 333-263068, filed February 28, 2022).
*31.1	Certification of M. Susan Hardwick, President, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of M. Susan Hardwick, President, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2022.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Chief Accounting Officer (Principal Accounting Officer)