Form 10-Q
period 2022-06-30
American Water Works Company, Inc.
filed 2022-07-27
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 21, 2022
Common Stock, par value $0.01 per share	181,786,473

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
•risks and uncertainties following the completion of the sale of the Company’s Homeowner Services Group (“HOS”) and its New York subsidiary, including:
•the Company’s ability to receive any contingent consideration provided for in the HOS sale, as well as amounts due, payable and owing to the Company from time to time under the seller promissory note when due; and
•the ability of the Company to redeploy successfully and timely the net proceeds of these transactions into the Company’s Regulated Businesses (as defined herein);
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Property, plant and equipment	$28,531	$27,413
Accumulated depreciation	(6,429)	(6,329)
Property, plant and equipment, net	22,102	21,084
Current assets:
Cash and cash equivalents	71	116
Restricted funds	26	20
Accounts receivable, net of allowance for uncollectible accounts of $67 and $75, respectively	383	271
Unbilled revenues	284	248
Materials and supplies	85	57
Assets held for sale	—	683
Other	169	159
Total current assets	1,018	1,554
Regulatory and other long-term assets:
Regulatory assets	1,053	1,051
Seller promissory note from the sale of the Homeowner Services Group	720	720
Operating lease right-of-use assets	91	92
Goodwill	1,143	1,139
Postretirement benefit assets	207	193
Other	240	242
Total regulatory and other long-term assets	3,454	3,437
Total assets	$26,574	$26,075
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 187,127,525 and 186,880,413 shares issued, respectively)	$2	$2
Paid-in-capital	6,804	6,781
Retained earnings	1,181	925
Accumulated other comprehensive loss	(40)	(45)
Treasury stock, at cost (5,342,229 and 5,269,324 shares, respectively)	(377)	(365)
Total common shareholders' equity	7,570	7,298
Long-term debt	11,023	10,341
Redeemable preferred stock at redemption value	3	3
Total long-term debt	11,026	10,344
Total capitalization	18,596	17,642
Current liabilities:
Short-term debt	420	584
Current portion of long-term debt	178	57
Accounts payable	196	235
Accrued liabilities	593	701
Accrued taxes	27	176
Accrued interest	93	88
Liabilities related to assets held for sale	—	83
Other	221	217
Total current liabilities	1,728	2,141
Regulatory and other long-term liabilities:
Advances for construction	294	284
Deferred income taxes and investment tax credits	2,430	2,421
Regulatory liabilities	1,533	1,600
Operating lease liabilities	79	80
Accrued pension expense	262	285
Other	177	180
Total regulatory and other long-term liabilities	4,775	4,850
Contributions in aid of construction	1,475	1,442
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$26,574	$26,075
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues	$937	$999	$1,779	$1,887
Operating expenses:
Operation and maintenance	376	431	740	850
Depreciation and amortization	163	158	321	315
General taxes	71	80	145	163
Total operating expenses, net	610	669	1,206	1,328
Operating income	327	330	573	559
Other income (expense):
Interest expense	(106)	(101)	(206)	(199)
Interest income	12	—	25	—
Non-operating benefit costs, net	20	19	39	39
Other, net	17	3	32	7
Total other (expense) income	(57)	(79)	(110)	(153)
Income before income taxes	270	251	463	406
Provision for income taxes	52	44	87	66
Net income attributable to common shareholders	$218	$207	$376	$340

Basic earnings per share: (a)
Net income attributable to common shareholders	$1.20	$1.14	$2.07	$1.87
Diluted earnings per share: (a)
Net income attributable to common shareholders	$1.20	$1.14	$2.07	$1.87
Weighted-average common shares outstanding:
Basic	182	182	182	181
Diluted	182	182	182	182
(a)Amounts may not calculate due to rounding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$218	$207	$376	$340
Other comprehensive income, net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 and $1 for each of the three months ended June 30, 2022 and 2021, respectively, and $0 and $1 for each of the six months ended June 30, 2022 and 2021, respectively	1	1	2	2
Unrealized gain on cash flow hedges, net of tax of $1 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $1 and $0 for the six months ended June 30, 2022 and 2021, respectively	3	1	3	1
Net other comprehensive income	4	2	5	3
Comprehensive income attributable to common shareholders	$222	$209	$381	$343
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$376	$340
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	321	315
Deferred income taxes and amortization of investment tax credits	(33)	64
Provision for losses on accounts receivable	10	18
Pension and non-pension postretirement benefits	(25)	(21)
Other non-cash, net	(2)	(42)
Changes in assets and liabilities:
Receivables and unbilled revenues	(159)	(58)
Pension and non-pension postretirement benefit contributions	(31)	(18)
Accounts payable and accrued liabilities	(63)	(15)
Accrued taxes	(146)	6
Other assets and liabilities, net	(52)	(69)
Net cash provided by operating activities	196	520
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(995)	(752)
Acquisitions, net of cash acquired	(240)	(39)
Net proceeds from sale of assets	608	—
Removal costs from property, plant and equipment retirements, net	(49)	(43)
Net cash used in investing activities	(676)	(834)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	811	1,102
Repayments of long-term debt	(7)	(364)
Repayments of term loan	—	(500)
Net short-term (repayments) borrowings with maturities less than three months	(164)	(176)
Advances and contributions in aid of construction, net of refunds of $8 and $12 for the six months ended June 30, 2022 and 2021, respectively	41	23
Debt issuance costs and make-whole premium on early debt redemption	(7)	(26)
Dividends paid	(228)	(209)
Other, net	(5)	(8)
Net cash provided by (used in) financing activities	441	(158)
Net decrease in cash, cash equivalents and restricted funds	(39)	(472)
Cash, cash equivalents and restricted funds at beginning of period	136	576
Cash, cash equivalents and restricted funds at end of period	$97	$104
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$335	$226
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2021	186.9	$2	$6,781	$925	$(45)	(5.3)	$(365)	$7,298
Net income attributable to common shareholders	—	—	—	158	—	—	—	158
Common stock issuances (a)	0.2	—	15	—	—	—	(12)	3
Net other comprehensive income	—	—	—	—	1	—	—	1
Balance as of March 31, 2022	187.1	$2	$6,796	$1,083	$(44)	(5.3)	$(377)	$7,460
Net income attributable to common shareholders	—	—	—	218	—	—	—	218
Common stock issuances (a)	—	—	8	—	—	—	—	8
Net other comprehensive income	—	—	—	—	4	—	—	4
Dividends ($0.6550 declared per common share)	—	—	—	(120)	—	—	—	(120)
Balance as of June 30, 2022	187.1	$2	$6,804	$1,181	$(40)	(5.3)	$(377)	$7,570
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2020	186.5	$2	$6,747	$102	$(49)	(5.2)	$(348)	$6,454
Net income attributable to common shareholders	—	—	—	133	—	—	—	133
Common stock issuances (a)	0.2	—	10	—	—	(0.1)	(15)	(5)
Net other comprehensive income	—	—	—	—	1	—	—	1
Balance as of March 31, 2021	186.7	$2	$6,757	$235	$(48)	(5.3)	$(363)	$6,583
Net income attributable to common shareholders	—	—	—	207	—	—	—	207
Common stock issuances (a)	0.1	—	8	—	—	—	—	8
Net other comprehensive income	—	—	—	—	2	—	—	2
Dividends ($0.6025 declared per common share)	—	—	—	(110)	—	—	—	(110)
Balance as of June 30, 2021	186.8	$2	$6,765	$332	$(46)	(5.3)	$(363)	$6,690
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2022, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of June 30, 2022:

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
Presented in the table below are the changes in the allowance for uncollectible accounts for the six months ended June 30:

	2022	2021
Balance as of January 1	$(75)	$(60)
Amounts charged to expense	(10)	(18)
Amounts written off	18	4
Less: Allowance for uncollectible accounts included in assets held for sale (a)	—	4
Balance as of June 30	$(67)	$(70)
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

Note 3: Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of excess accumulated deferred income tax (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the respective period:

	During the Three Months Ended June 30,		During the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
General rate cases by state (a):
West Virginia (effective February 25, 2022)	$—	$—	$15	$—
California (effective January 1, 2022 and January 1, 2021)	—	—	13	22
Pennsylvania (effective January 1, 2022 and January 28, 2021)	—	—	20	70
Missouri (effective May 28, 2021)	—	22	—	22
Total general rate cases	$—	$22	$48	$114

Infrastructure surcharges by state:
New Jersey (effective June 27, 2022 and June 28, 2021)	$10	$14	$10	$14
Pennsylvania (effective April 1, 2022 and January 1, 2021)	2	—	2	8
Indiana (effective March 21, 2022 and March 17, 2021)	—	—	8	8
West Virginia (effective March 1, 2022 and January 1, 2021)	—	—	3	5
Missouri (effective February 1, 2022)	—	—	12	—
Illinois (effective January 1, 2022 and January 1, 2021)	—	—	6	7
Tennessee (effective January 1, 2021)	—	—	—	3
Total infrastructure surcharges	$12	$14	$41	$45
(a)Excludes authorized increase of $7 million for the three and six months ended June 30, 2021, for the Company’s New York subsidiary, which was sold on January 1, 2022. See Note 5—Acquisitions and Divestitures for additional information.
On June 16, 2022, the Company’s Hawaii subsidiary was authorized additional annual revenues of $2 million in its general rate case, effective July 1, 2022, excluding agreed to reductions for EADIT as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
Effective July 1, 2022, the Company’s Pennsylvania and Kentucky subsidiaries implemented infrastructure surcharges for annualized incremental revenues of $9 million and $3 million, respectively.
On February 24, 2022, the Company’s West Virginia subsidiary (“WVAWC”) was authorized additional annual revenues of $15 million in its general rate case, effective February 25, 2022, excluding agreed to reductions for EADIT as a result of the TCJA. The EADIT reduction in revenues is $2 million and the exclusion for infrastructure surcharges is $10 million. Staff of the Public Service Commission of West Virginia moved for reconsideration of the final order on several grounds. The Company filed its response to the Staff's Petition for Reconsideration on March 28, 2022 in support of the authorized revenue requirement. The matter is currently pending.
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

On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. The Company filed its brief in support of the appeal on March 4, 2022. Response briefs were filed on June 22, 2022. The Company’s reply brief is due on August 4, 2022. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
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
Pending General Rate Case Filings
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $57 million and a total increase in revenue over the 2024 to 2026 period of $99 million. The requested increase excludes proposed reductions for EADIT as a result of TCJA.
On July 1, 2022, the Company’s Missouri subsidiary filed a general rate case requesting $116 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges.
On April 29, 2022, the Company’s Pennsylvania subsidiary filed a general rate case requesting $185 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. Public hearings were held on July 19, 2022 through July 21, 2022. Evidentiary hearings are expected to be held in September 2022.
On February 10, 2022, the Company’s Illinois subsidiary filed a general rate case requesting $71 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. The requested increase was subsequently updated in the Illinois subsidiary’s June 29, 2022 rebuttal filing, with the request adjusted to $85 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. Evidentiary hearings are scheduled to begin on August 9, 2022.
On January 14, 2022, the Company’s New Jersey subsidiary filed a general rate case requesting $110 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. Public hearings were held on April 6, 2022. Settlement conferences commenced in May 2022. The matter remains pending before the Office of Administrative Law.
On November 15, 2021, the Company’s Virginia subsidiary filed a general rate case requesting $15 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA. Interim rates were effective on May 1, 2022, and the difference between interim and final approved rates are subject to refund. Public hearings are scheduled for September 23, 2022 and evidentiary hearings are scheduled to begin on September 27, 2022.
The Company’s California subsidiary submitted its application on May 3, 2021 to set its cost of capital for 2022 through 2024. According to the CPUC’s procedural schedule, a decision setting the authorized cost of capital is expected to be issued in the fourth quarter of 2022.
Pending Infrastructure Surcharge Filings
On July 8, 2022, the Company’s Tennessee subsidiary filed infrastructure surcharges requesting $3 million in additional annualized revenues.

On June 30, 2022, WVAWC filed an infrastructure surcharge proceeding requesting $8 million in additional annualized revenues.
On March 4, 2022, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $19 million in additional annualized revenues.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that will require the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the Company’s California subsidiary’s petition and the petitions filed by other entities challenging the decision. These writs were subsequently consolidated for purposes of briefing, argument, and decision. While the Company’s California subsidiary believes the petitions have merit, the process will be lengthy as the matter likely will be remanded to the CPUC for further review of the decision. Furthermore, there is no guarantee that the court will require the CPUC to allow utilities to implement a full decoupling water revenue adjustment mechanism.
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
Presented in the table below are operating revenues disaggregated for the three months ended June 30, 2022:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$483	$1	$484
Commercial	174	—	174
Fire service	37	—	37
Industrial	38	—	38
Public and other	59	—	59
Total water services	791	1	792
Wastewater services:
Residential	42	—	42
Commercial	11	—	11
Industrial	1	—	1
Public and other	4	—	4
Total wastewater services	58	—	58
Miscellaneous utility charges	9	—	9
Alternative revenue programs	—	4	4
Lease contract revenue	—	2	2
Total Regulated Businesses	858	7	865
Market-Based Businesses and Other	72	—	72
Total operating revenues	$930	$7	$937
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the three months ended June 30, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$491	$—	$491
Commercial	170	—	170
Fire service	37	—	37
Industrial	34	—	34
Public and other	56	—	56
Total water services	788	—	788
Wastewater services:
Residential	38	—	38
Commercial	9	—	9
Industrial	1	—	1
Public and other	4	—	4
Total wastewater services	52	—	52
Miscellaneous utility charges	8	—	8
Alternative revenue programs	—	7	7
Lease contract revenue	—	2	2
Total Regulated Businesses	848	9	857
Market-Based Businesses and Other	142	—	142
Total operating revenues	$990	$9	$999
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the six months ended June 30, 2022:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$911	$1	$912
Commercial	327	—	327
Fire service	73	—	73
Industrial	74	—	74
Public and other	116	—	116
Total water services	1,501	1	1,502
Wastewater services:
Residential	83	—	83
Commercial	21	—	21
Industrial	2	—	2
Public and other	7	—	7
Total wastewater services	113	—	113
Miscellaneous utility charges	18	—	18
Alternative revenue programs	—	6	6
Lease contract revenue	—	4	4
Total Regulated Businesses	1,632	11	1,643
Market-Based Businesses and Other	136	—	136
Total operating revenues	$1,768	$11	$1,779
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the six months ended June 30, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$921	$—	$921
Commercial	314	—	314
Fire service	74	—	74
Industrial	66	—	66
Public and other	100	—	100
Total water services	1,475	—	1,475
Wastewater services:
Residential	74	—	74
Commercial	18	—	18
Industrial	2	—	2
Public and other	8	—	8
Total wastewater services	102	—	102
Miscellaneous utility charges	16	—	16
Alternative revenue programs	—	16	16
Lease contract revenue	—	3	3
Total Regulated Businesses	1,593	19	1,612
Market-Based Businesses and Other	275	—	275
Total operating revenues	$1,868	$19	$1,887
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
Contract assets of $72 million and $71 million are included in unbilled revenues on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. There were $109 million of contract assets added during the six months ended June 30, 2022, and $108 million of contract assets were transferred to accounts receivable during the same period. There were $38 million of contract assets added during the six months ended June 30, 2021, and $19 million of contract assets were transferred to accounts receivable during the same period.
Contract liabilities of $82 million and $19 million are included in other current liabilities on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. There were $128 million of contract liabilities added during the six months ended June 30, 2022, and $65 million of contract liabilities were recognized as revenue during the same period. There were $90 million of contract liabilities added during the six months ended June 30, 2021, and $81 million of contract liabilities were recognized as revenue during the same period.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of June 30, 2022, the Company’s operation and maintenance (“O&M”) and capital improvement contracts in Market-Based Businesses and Other have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2071 and have RPOs of $6.3 billion as of June 30, 2022, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2022 and 2038 and have RPOs of $574 million as of June 30, 2022, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 5: Acquisitions and Divestitures
Regulated Businesses
Acquisitions
On May 27, 2022, the Company’s Pennsylvania subsidiary acquired the public wastewater collection and treatment system assets from the York City Sewer Authority and the City of York for a purchase price of $235 million, in cash, $20 million of which was funded as a deposit to the seller in April 2021 in connection with the execution of the acquisition agreement. The system assets serve, directly and indirectly through bulk contracts, more than 45,000 customers. The acquisition was accounted for as a business combination and the preliminary purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date. The preliminary purchase price allocation consisted primarily of $231 million of utility plant and $4 million of goodwill, which is reported in the Company’s Regulated Businesses segment.
In addition to the acquisition of the York wastewater system assets noted above, during the six months ended June 30, 2022, the Company closed on the acquisition of eight regulated water and wastewater systems for an aggregate purchase price of $25 million. Assets acquired from these acquisitions consisted principally of utility plant.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the periods ended June 30, 2022 and 2021.
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
Sale of Homeowner Services Group
On December 9, 2021, the Company sold all of the equity interests in subsidiaries that comprised the Company’s Homeowner Services Group (“HOS”) to a wholly owned subsidiary of funds advised by Apax Partners LLP, a global private equity advisory firm (the “Buyer”), for total consideration of approximately $1.275 billion, resulting in pre-tax gain on sale of $748 million during the fourth quarter of 2021. The consideration was comprised of $480 million in cash, a seller promissory note issued by the Buyer in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. See Note 13—Fair Value of Financial Information for additional information relating to the seller promissory note and contingent cash payment. For the three and six months ended June 30, 2022, the Company recorded post-close adjustments, primarily related to working capital, of pre-tax income of $10 million and $20 million, respectively, which is included in Other, net on the Consolidated Statements of Operations.

The seller note has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The Company recognized $12 million and $25 million of interest income during the three and six months ended June 30, 2022, respectively, from the seller note.
The Company and the Buyer also entered into revenue share agreements, pursuant to which the Company is to receive 10% of the revenue generated from customers who are billed for home warranty services through an applicable Company subsidiary (an “on-bill” arrangement), and 15% of the revenue generated from any future on-bill arrangements entered into after the closing. Unless earlier terminated, this agreement has a term of up to 15 years, which may be renewed for up to two five-year periods. The Company recognized $2 million and $4 million of income during the three and six months ended June 30, 2022, respectively, from the revenue share agreements, which is included in Other, net on the Consolidated Statements of Operations.
Note 6: Shareholders’ Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2022 and 2021, respectively:

	Defined Benefit Pension Plans			Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2021	$(107)	$1	$67	$(6)	$(45)
Other comprehensive income before reclassifications	—	—	—	4	4
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	1
Net other comprehensive income	—	—	1	4	5
Balance as of June 30, 2022	$(107)	$1	$68	$(2)	$(40)

Balance as of December 31, 2020	$(106)	$1	$63	$(7)	$(49)
Other comprehensive loss before reclassifications	—	—	—	1	1
Amounts reclassified from accumulated other comprehensive loss	—	—	2	—	2
Net other comprehensive income	—	—	2	1	3
Balance as of June 30, 2021	$(106)	$1	$65	$(6)	$(46)
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
Dividends
On June 1, 2022, the Company paid a quarterly cash dividend of $0.6550 per share to shareholders of record as of May 10, 2022.
On July 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.6550 per share, payable on September 1, 2022 to shareholders of record as of August 9, 2022. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 10—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.

Note 7: Long-Term Debt
On May 5, 2022, American Water Capital Corp. (“AWCC”), issued $800 million aggregate principal amount of 4.45% senior notes due 2032. At closing, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $792 million. AWCC used the net proceeds of the offering: (i) to lend funds to the Company and its subsidiaries in its Regulated Businesses segment; (ii) to repay AWCC’s commercial paper obligations; and (iii) for general corporate purposes.
In April 2022, the Company entered into several 10-year treasury lock agreements, with notional amounts totaling $400 million, and an average fixed interest rate of 2.89%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In May 2022, the Company terminated the treasury lock agreements, realizing a net gain of approximately $4 million, to be amortized through interest, net over a 10-year period, in accordance with the tenor of the debt issuance on May 5, 2022. No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2022.
In addition to the senior notes issued by AWCC as described above, during the six months ended June 30, 2022, the Company’s regulated subsidiaries issued in the aggregate $11 million of private activity bonds and government funded debt in multiple transactions with annual interest rates of 0.74%, maturing in 2041. During the six months ended June 30, 2022, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $7 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 12.25%, a weighted average interest rate of 2.76%, and maturity dates ranging from 2022 to 2048.
Note 8: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility. Additionally, proceeds from the aforementioned sales of HOS and the Company’s New York subsidiary will be used primarily for capital investment in the Regulated Businesses. The revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is March 21, 2025. The facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility.
Short-term debt consists of commercial paper and credit facility borrowings totaling $420 million and $584 million as of June 30, 2022 and December 31, 2021, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 1.67% and 0.20% at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, there were no commercial paper or credit facility borrowings outstanding with maturities greater than three months.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(420)	(75)	(495)
Remaining availability as of June 30, 2022	$1,680	$75	$1,755
(a)Total remaining availability of $1.76 billion as of June 30, 2022 may be accessed through revolver draws.

	As of December 31, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(584)	(76)	(660)
Remaining availability as of December 31, 2021	$1,516	$74	$1,590
(a)Total remaining availability of $1.59 billion as of December 31, 2021 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2022 and December 31, 2021, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of June 30, 2022	$71	$1,755	$1,826
Available liquidity as of December 31, 2021	$116	$1,590	$1,706
Note 9: Income Taxes
The Company’s effective income tax rate was 19.3% and 17.5% for the three months ended June 30, 2022 and 2021, respectively, and 18.8% and 16.3% for the six months ended June 30, 2022 and 2021, respectively. The increase in the Company’s effective income tax rate for the three and six months ended June 30, 2022 was primarily due to a decrease in the amortization of EADIT pursuant to regulatory orders.
Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit credit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Components of net periodic pension benefit credit:
Service cost	$7	$9	$15	$18
Interest cost	16	16	32	33
Expected return on plan assets	(30)	(32)	(61)	(64)
Amortization of prior service credit	(1)	—	(2)	(1)
Amortization of actuarial loss	5	6	10	13
Net periodic pension benefit credit	$(3)	$(1)	$(6)	$(1)

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1	$2	$2
Interest cost	2	2	5	4
Expected return on plan assets	(5)	(5)	(10)	(10)
Amortization of prior service credit	(8)	(8)	(16)	(16)
Net periodic other postretirement benefit credit	$(10)	$(10)	$(19)	$(20)
The Company contributed $9 million and $18 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2022, respectively, and contributed $9 million and $18 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2021. There were $3 million and $13 million of contributions for the funding of the Company’s other postretirement benefit plans for the three and six months ended June 30, 2022, respectively, and no such contributions for the three and six months ended June 30, 2021, respectively. The Company expects to make pension contributions to the plan trusts of $18 million during the remainder of 2022.

Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of June 30, 2022, the Company has accrued approximately $6 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $3 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
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
The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of June 30, 2022, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of June 30, 2022 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a determination by the Settlement fund’s appeal adjudicator on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.
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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. On January 28, 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. On July 5, 2022, the Circuit Court entered an order again certifying a class to address at trial certain liability issues but not to consider damages. WVAWC is considering whether to challenge the Circuit Court’s latest certification order.
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
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am has incurred $199 million in aggregate costs as of June 30, 2022 related to the Water Supply Project, which includes $53 million in AFUDC.

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

Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted EPS calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common shareholders	$218	$207	$376	$340

Denominator:
Weighted-average common shares outstanding—Basic	182	182	182	181
Effect of dilutive common stock equivalents	—	—	—	1
Weighted-average common shares outstanding—Diluted	182	182	182	182
The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2022 and 2021, because their effect would have been anti-dilutive under the treasury stock method.
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
Seller promissory note from the sale of HOS — The carrying amount reported on the Consolidated Balance Sheets for the seller promissory note from the sale of HOS is $720 million as of June 30, 2022 and December 31, 2021. This amount represents the principal amount owed under the seller note, for which the Company expects to receive full payment. The accounting fair value measurement of the seller note approximated $693 million and $720 million as of June 30, 2022 and December 31, 2021, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The seller note is classified as Level 3 within the fair value hierarchy.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of June 30, 2022
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt (excluding finance lease obligations)	11,200	9,023	50	1,446	10,519

	As of December 31, 2021
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$4	$—	$—	$6	$6
Long-term debt (excluding finance lease obligations)	10,396	10,121	60	1,637	11,818
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$26	$—	$—	$26
Rabbi trust investments	22	—	—	22
Deposits	7	—	—	7
Other investments	25	—	—	25
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	80	—	72	152

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total assets	$56	$—	$72	$128

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$21	$—	$—	$21
Rabbi trust investments	23	—	—	23
Deposits	27	—	—	27
Other investments	17	—	—	17
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	88	—	72	160

Liabilities:
Deferred compensation obligations	27	—	—	27
Total liabilities	27	—	—	27
Total assets	$61	$—	$72	$133
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
Mark-to-market derivative assets and liabilities—The Company employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and treasury lock agreements, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company may use fixed-to-floating interest rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company had no mark-to-market derivatives outstanding as of June 30, 2022.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets on the Consolidated Balance Sheets.
Contingent cash payment from the sale of HOS—The Company’s contingent cash payment derivative included as part of the consideration from the sale of HOS is included in other long-term assets on the Consolidated Balance Sheets. The fair value of the contingent cash payment is $72 million, which is estimated using the probability of the outcome of receipt of the $75 million, a Level 3 input.
Note 14: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 38 years, five years, and four years, respectively.

The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $146 million as of June 30, 2022 and December 31, 2021. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $2 million in 2022, $4 million in 2023 through 2026, and $48 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases were $3 million and $4 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $6 million and $7 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
For the three and six months ended June 30, 2022, cash paid for amounts in lease liabilities, which includes operating and financing cash flows from operating and finance leases, were $4 million and $7 million, respectively. For the six months ended June 30, 2022, there were ROU assets obtained in exchange for new operating lease liabilities of $3 million.
As of June 30, 2022, the weighted-average remaining lease term of the finance lease and operating leases were four years and 18 years, respectively, and the weighted-average discount rate of the finance lease and operating leases were 12% and 4%, respectively.
The future maturities of lease liabilities at June 30, 2022 are $5 million in 2022, $10 million in 2023, $9 million in 2024, $9 million in 2025, $8 million in 2026, and $88 million thereafter. At June 30, 2022, imputed interest was $43 million.
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
As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and shown as “Market-Based Businesses and Other.” Segment results for the three and six months ended June 30, 2021 have been adjusted retrospectively to reflect this change.

Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended June 30, 2022
	Regulated Businesses	Market-Based Businesses and Other	Consolidated
Operating revenues	$865	$72	$937
Depreciation and amortization	157	6	163
Total operating expenses, net	546	64	610
Interest expense	(76)	(30)	(106)
Interest income	—	12	12
Income before income taxes	266	4	270
Provision for income taxes	47	5	52
Net income (loss) attributable to common shareholders	219	(1)	218
Total assets	23,864	2,710	26,574
Cash paid for capital expenditures	568	3	571

	As of or for the Three Months Ended June 30, 2021
	Regulated Businesses	Market-Based Businesses and Other	Consolidated
Operating revenues	$857	$142	$999
Depreciation and amortization	151	7	158
Total operating expenses, net	552	117	669
Interest expense	(72)	(29)	(101)
Interest income	—	—	—
Income (loss) before income taxes	257	(6)	251
Provision for income taxes	42	2	44
Net income (loss) attributable to common shareholders	215	(8)	207
Total assets	22,445	2,507	24,952
Cash paid for capital expenditures	406	4	410

	As of or for the Six Months Ended June 30, 2022
	Regulated Businesses	Market-Based Businesses and Other	Consolidated
Operating revenues	$1,643	$136	$1,779
Depreciation and amortization	312	9	321
Total operating expenses, net	1,084	122	1,206
Interest expense	(146)	(60)	(206)
Interest income	—	25	25
Income before income taxes	462	1	463
Provision for income taxes	83	4	87
Net income (loss) attributable to common shareholders	379	(3)	376
Total assets	23,864	2,710	26,574
Cash paid for capital expenditures	990	5	995

	As of or for the Six Months Ended June 30, 2021
	Regulated Businesses	Market-Based Businesses and Other	Consolidated
Operating revenues	$1,612	$275	$1,887
Depreciation and amortization	298	17	315
Total operating expenses, net	1,095	233	1,328
Interest expense	(143)	(56)	(199)
Interest income	—	—	—
Income (loss) before income taxes	420	(14)	406
Provision (benefit) for income taxes	70	(4)	66
Net income (loss) attributable to common shareholders	350	(10)	340
Total assets	22,445	2,507	24,952
Cash paid for capital expenditures	744	8	752

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
Financial Results
For the three and six months ended June 30, 2022, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.20 and $2.07, respectively, an increase of $0.06 and $0.20, respectively, per diluted share, as compared to the same periods in the prior year. These increases were primarily driven by the implementation of new rates in the Regulated Businesses from infrastructure investments, offset somewhat by impacts from inflationary pressures estimated at $0.06 to $0.08 per share for the year-to-date period. Also, included in the results for the three and six months ended June 30, 2022, are $0.06 and $0.12 per share, respectively, from interest income earned on the seller note and income earned on revenue share agreements, which compares to Homeowner Services Group (“HOS”) operating results for the three and six months ended June 30, 2021, of $0.08 and $0.16 per share, respectively. 2022 results also include $0.04 and $0.08 per share for the three and six months, respectively, from the final post-close adjustments from the sale of HOS in 2021. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company plans to invest approximately $2.5 billion across its footprint in 2022. During the first six months of 2022, the Company invested $1.25 billion, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses - Growth and Optimization
•$1.0 billion capital investment in the Regulated Businesses, the substantial majority for infrastructure improvements and replacements; and
•$240 million to fund acquisitions in the Regulated Businesses, which added approximately 51,000 customers, in addition to approximately 8,200 customers added through organic growth. This includes the Company’s Pennsylvania subsidiary’s acquisition of the wastewater system assets from the York City Sewer Authority and the City of York on May 27, 2022 for a cash purchase price of $235 million, $20 million of which was funded as a deposit to the seller in April 2021 in connection with the execution of the acquisition agreement.
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

As of June 30, 2022, the Company has entered into agreements for pending acquisitions in the Regulated Businesses, including the Egg Harbor City agreement discussed above, to add approximately 29,200 additional customers.
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
Military Services Group
On June 30, 2022, MSG was awarded a contract for the ownership, operation, maintenance and replacement of the wastewater utility system assets at Naval Station Mayport in Jacksonville, Florida. The contract is effective July 1, 2022 and its total revenue is approximately $341 million over a 50-year period, subject to an annual economic price adjustment. MSG operates and maintains water and/or wastewater systems and related capital programs as part of the U.S. government’s Utilities Privatization Program. This contract represents the 18th installation in MSG’s footprint and the first contract with respect to a U.S. Navy installation.
Operational Excellence
The Company’s adjusted regulated operation and maintenance (“O&M”) efficiency ratio, which is used as a measure of the operating performance of the Regulated Businesses, was 33.7% for the twelve months ended June 30, 2022, as compared to 33.9% for the twelve months ended June 30, 2021. The ratio reflects an increase in operating revenues for the Regulated Businesses, after considering the adjustment for the amortization of the excess accumulated deferred income taxes (“EADIT”) shown in the table below, as well as the continued focus on operating costs.
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

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended June 30,
(Dollars in millions)	2022	2021
Total operation and maintenance expenses	$1,668	$1,698
Less:
Operation and maintenance expenses—Market-Based Businesses and Other	352	392
Total operation and maintenance expenses—Regulated Businesses	1,316	1,306
Less:
Regulated purchased water expenses	152	156
Allocation of non-operation and maintenance expenses	32	45
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,132	$1,105

Total operating revenues	$3,822	$3,890
Less:
Operating revenues—Market-Based Businesses and Other	408	546
Total operating revenues—Regulated Businesses	3,414	3,344
Less:
Regulated purchased water revenues (a)	152	156
Revenue reductions from the amortization of EADIT	(97)	(69)
Adjusted operating revenues—Regulated Businesses (ii)	$3,359	$3,257

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	33.7%	33.9%
(a)The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of EADIT that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the respective period:

	During the Three Months Ended June 30,		During the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
General rate cases by state (a):
West Virginia (effective February 25, 2022)	$—	$—	$15	$—
California (effective January 1, 2022 and January 1, 2021)	—	—	13	22
Pennsylvania (effective January 1, 2022 and January 28, 2021)	—	—	20	70
Missouri (effective May 28, 2021)	—	22	—	22
Total general rate cases	$—	$22	$48	$114

Infrastructure surcharges by state:
New Jersey (effective June 27, 2022 and June 28, 2021)	$10	$14	$10	$14
Pennsylvania (effective April 1, 2022 and January 1, 2021)	2	—	2	8
Indiana (effective March 21, 2022 and March 17, 2021)	—	—	8	8
West Virginia (effective March 1, 2022 and January 1, 2021)	—	—	3	5
Missouri (effective February 1, 2022)	—	—	12	—
Illinois (effective January 1, 2022 and January 1, 2021)	—	—	6	7
Tennessee (effective January 1, 2021)	—	—	—	3
Total infrastructure surcharges	$12	$14	$41	$45
(a)Excludes authorized increase of $7 million for the three and six months ended June 30, 2021, for the Company’s New York subsidiary, which was sold on January 1, 2022. See Note 5—Acquisitions and Divestitures for additional information.
On June 16, 2022, the Company’s Hawaii subsidiary was authorized additional annual revenues of $2 million in its general rate case, effective July 1, 2022, excluding agreed to reductions for EADIT as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
Effective July 1, 2022, the Company’s Pennsylvania and Kentucky subsidiaries implemented infrastructure surcharges for annualized incremental revenues of $9 million and $3 million, respectively.
On February 24, 2022, the Company’s West Virginia subsidiary (“WVAWC”) was authorized additional annual revenues of $15 million in its general rate case, effective February 25, 2022, excluding agreed to reductions for EADIT as a result of the TCJA. The EADIT reduction in revenues is $2 million and the exclusion for infrastructure surcharges is $10 million. Staff of the Public Service Commission of West Virginia moved for reconsideration of the final order on several grounds. The Company filed its response to the Staff's Petition for Reconsideration on March 28, 2022 in support of the authorized revenue requirement. The matter is currently pending.
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

On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (the “NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. The Company filed its brief in support of the appeal on March 4, 2022. Response briefs were filed on June 22, 2022. The Company’s reply brief is due on August 4, 2022. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
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
Pending General Rate Case Filings
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $57 million and a total increase in revenue over the 2024 to 2026 period of $99 million. The requested increase excludes proposed reductions for EADIT as a result of TCJA.
On July 1, 2022, the Company’s Missouri subsidiary filed a general rate case requesting $116 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges.
On April 29, 2022, the Company’s Pennsylvania subsidiary filed a general rate case requesting $185 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. Public hearings were held on July 19, 2022 through July 21, 2022. Evidentiary hearings are expected to be held in September 2022.
On February 10, 2022, the Company’s Illinois subsidiary filed a general rate case requesting $71 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. The requested increase was subsequently updated in the Illinois subsidiary’s June 29, 2022 rebuttal filing, with the request adjusted to $85 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. Evidentiary hearings are scheduled to begin on August 9, 2022.
On January 14, 2022, the Company’s New Jersey subsidiary filed a general rate case requesting $110 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. Public hearings were held on April 6, 2022. Settlement conferences commenced in May 2022. The matter remains pending before the Office of Administrative Law.
On November 15, 2021, the Company’s Virginia subsidiary filed a general rate case requesting $15 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA. Interim rates were effective on May 1, 2022, and the difference between interim and final approved rates are subject to refund. Public hearings are scheduled for September 23, 2022 and evidentiary hearings are scheduled to begin on September 27, 2022.
The Company’s California subsidiary submitted its application on May 3, 2021 to set its cost of capital for 2022 through 2024. According to the CPUC’s procedural schedule, a decision setting the authorized cost of capital is expected to be issued in the fourth quarter of 2022.
Pending Infrastructure Surcharge Filings
On July 8, 2022, the Company’s Tennessee subsidiary filed infrastructure surcharges requesting $3 million in additional annualized revenues.

On June 30, 2022, WVAWC filed an infrastructure surcharge proceeding requesting $8 million in additional annualized revenues.
On March 4, 2022, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $19 million in additional annualized revenues.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that will require the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the Company’s California subsidiary’s petition and the petitions filed by other entities challenging the decision. These writs were subsequently consolidated for purposes of briefing, argument, and decision. While the Company’s California subsidiary believes the petitions have merit, the process will be lengthy as the matter likely will be remanded to the CPUC for further review of the decision. Furthermore, there is no guarantee that the court will require the CPUC to allow utilities to implement a full decoupling water revenue adjustment mechanism.
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
(In millions)
Operating revenues	$937	$999	$1,779	$1,887
Operating expenses:
Operation and maintenance	376	431	740	850
Depreciation and amortization	163	158	321	315
General taxes	71	80	145	163
Total operating expenses, net	610	669	1,206	1,328
Operating income	327	330	573	559
Other income (expense):
Interest expense	(106)	(101)	(206)	(199)
Interest income	12	—	25	—
Non-operating benefit costs, net	20	19	39	39
Other, net	17	3	32	7
Total other (expense) income	(57)	(79)	(110)	(153)
Income before income taxes	270	251	463	406
Provision for income taxes	52	44	87	66
Net income attributable to common shareholders	$218	$207	$376	$340
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

As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and shown as “Market-Based Businesses and Other.” Segment results for the three and six months ended June 30, 2021 have been adjusted retrospectively to reflect this change.
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
(In millions)
Operating revenues	$865	$857	$1,643	$1,612
Operation and maintenance	321	325	636	645
Depreciation and amortization	157	151	312	298
General taxes	68	76	136	152
Other income (expenses)	(53)	(49)	(97)	(97)
Income before income taxes	266	257	462	420
Provision for income taxes	47	42	83	70
Net income attributable to common shareholders	$219	$215	$379	$350
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
(In millions)
Water services:
Residential	$484	$491	$912	$921
Commercial	174	170	327	314
Fire service	37	37	73	74
Industrial	38	34	74	66
Public and other	63	63	122	116
Total water services	796	795	1,508	1,491
Wastewater services:
Residential	42	38	83	74
Commercial	11	9	21	18
Industrial	1	1	2	2
Public and other	4	4	7	8
Total wastewater services	58	52	113	102
Other (a)	11	10	22	19
Total operating revenues	$865	$857	$1,643	$1,612
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
(Gallons in millions)
Billed water services volumes:
Residential	38,005	42,897	72,165	79,756
Commercial	18,361	18,680	34,700	34,578
Industrial	9,506	8,374	18,125	16,443
Fire service, public and other	12,448	12,544	24,204	23,407
Total billed water services volumes	78,320	82,495	149,194	154,184
Included in operating revenues for the three months ended June 30, 2021 was $29 million related to the Company’s New York operations. Excluding the Company’s New York operations, for the three months ended June 30, 2022, operating revenues increased $37 million, primarily due to: (i) $33 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) $7 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; (iii) $6 million net increase as a result of reduced amortization of EADIT, primarily in the Company’s New Jersey subsidiary; and (iv) $9 million decrease in demand, primarily driven by warmer and drier than normal weather in the second quarter of 2021 in the Northeast.
Included in operating revenues for the six months ended June 30, 2021 was $52 million related to the Company’s New York operations. Excluding the Company’s New York operations, for the six months ended June 30, 2022, operating revenues increased $83 million, primarily due to: (i) $73 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) $12 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; (iii) $8 million net increase as a result of reduced amortization of EADIT, primarily in the Company’s New Jersey subsidiary; and (iv) $10 million decrease in demand, primarily driven by warmer and drier than normal weather in the second quarter of 2021 in the Northeast.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
(In millions)
Employee-related costs	$126	$129	$252	$259
Production costs	93	89	177	167
Operating supplies and services	55	58	112	115
Maintenance materials and supplies	20	23	42	47
Customer billing and accounting	14	15	27	32
Other	13	11	26	25
Total	$321	$325	$636	$645
Included in operation and maintenance expense for the three and six months ended June 30, 2021 was $12 million and $24 million, respectively, related to the Company’s New York operations. Excluding the Company’s New York operations, for the three and six months ended June 30, 2022, operation and maintenance expense increased $8 million and $15 million, respectively, primarily due to increased fuel, power and chemicals costs.
Depreciation and Amortization
For the three and six months ended June 30, 2022, depreciation and amortization increased $6 million and $14 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.

General Taxes
Included in general taxes for the three and six months ended June 30, 2021 was $12 million and $24 million, respectively, related to the Company’s New York operations. Excluding the Company’s New York operations, general taxes increased $3 million and $7 million, respectively, primarily due to an increase in the New Jersey Gross Receipts Tax and increased property tax assessments.
Provision for Income Taxes
For the three and six months ended June 30, 2022, the Regulated Businesses’ provision for income taxes increased $5 million and $13 million, respectively. The Regulated Businesses’ effective income tax rate was 19.3% and 17.5% for the three months ended June 30, 2022 and 2021, respectively, and 18.0% and 16.7% for the six months ended June 30, 2022 and 2021, respectively. The Regulated Businesses’ effective income tax rate for the three and six months ended June 30, 2022 reflects the amortization of EADIT pursuant to regulatory orders.
Market-Based Businesses and Other
Presented in the table below is information for Market-Based Businesses and Other:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
(In millions)
Operating revenues	$72	$142	$136	$275
Operation and maintenance	54	106	104	205
Depreciation and amortization	6	7	9	17
Interest expense	(30)	(29)	(60)	(56)
Interest income	12	—	25	—
Income (loss) before income taxes	4	(6)	1	(14)
Provision (benefit) for income taxes	5	2	4	(4)
Net loss attributable to common shareholders	$(1)	$(8)	$(3)	$(10)
Operating Revenues
For the three and six months ended June 30, 2022, operating revenues decreased $70 million and $139 million, respectively, due primarily to the sale of HOS. HOS operating revenues for the three and six months ended June 30, 2021 were $78 million and $154 million, respectively.
Operation and Maintenance
For the three and six months ended June 30, 2022, operation and maintenance expense decreased $52 million and $101 million, respectively, primarily due to the sale of HOS. HOS operation and maintenance expenses for the three and six months ended June 30, 2021, were $50 million and $102 million, respectively.
Depreciation and Amortization
For the three and six months ended June 30, 2022, depreciation and amortization decreased $1 million and $8 million, respectively, primarily due to the sale of HOS.
Interest Income
For the three and six months ended June 30, 2022, interest income increased $12 million and $25 million, respectively, due to interest recognized on the seller note related to the sale of HOS. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.

Legislative Updates
During 2022, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of July 27, 2022:
•Indiana passed Senate Enrolled Act 272, which requires public reporting of a non-jurisdictional utility’s asset management programs. Non-jurisdictional utilities are exempt from the jurisdiction of the Indiana Utility Regulatory Commission (the “IURC”). The legislation also creates a water and wastewater research and extension program at a state university to serve as a repository for data collected from utilities. Additionally, the legislation establishes oversight and a receivership program in the IURC for non-jurisdictional utilities with violations that create environmental or human health and safety issues. Legislation was signed by the Governor on March 7, 2022 and became effective on July 1, 2022.
•Indiana passed water and wastewater utility asset financing legislation, Senate Enrolled Act 273, which authorizes the recovery of property tax in Distribution System Improvement Charge filings. The legislation also permits the IURC to allow recovery through tracking mechanisms for changes in property tax and for costs attributable to referenda or action by elected or appointed individuals. Legislation was signed by the Governor on March 10, 2022 and became effective on July 1, 2022.
•Virginia passed Senate Bill 500 and House Bill 182, which requires the Virginia State Corporation Commission, in any future ratemaking proceeding for an investor-owned water/wastewater utility, to evaluate the utility on a stand-alone basis and utilize the utility’s actual end-of-test period capital structure and cost of capital without regard to the cost of capital, capital structure, or investments of any other entities with which the utility may be affiliated. Legislation was signed by the Governor on April 11, 2022 and became effective on July 1, 2022.
•Illinois passed House Bill 900/Public Act 102-0698 which contains appropriations to the Department of Commerce and Economic Opportunity of $3 million for the purposes of the Water and Sewer Finance Assistance Act (H.B. 414/Public Act 102-0262) and $55 million for the purposes of the federal Low-Income Household Water Assistance Program (LIHWAP). Legislation was signed by the Governor on April 19, 2022 with these provisions of the bill taking effect on July 1, 2022.
•Tennessee passed Senate Bill 2282 and House Bill 2346, which requires all utilities to implement a cyber security plan and update it every two years to provide for the protection of the utility’s facilities from unauthorized use, alteration, ransom, or destruction of electronic data. The relevant regulatory body will verify if a utility has complied or impose reasonable sanctions if out of compliance. Utility compliance will be required by July 1, 2023. Legislation was signed by the Governor on June 1, 2022 and became effective immediately.
During 2022, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of July 27, 2022:
•The Missouri General Assembly passed state and local property tax tracker legislation, Senate Bill 745, which requires a utility to defer to a regulatory asset or liability account any difference in what was actually paid in state or local property taxes and what was used to set the revenue requirement in the utility’s most recently completed general rate case. Legislation was signed by the Governor on June 29, 2022 and will become effective on August 28, 2022.
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
In November 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. In November 2020, the MPWMD certified a final environmental impact report (“FEIR”), analyzing the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. In February 2021, the MPWMD filed an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. In June 2021, LAFCO’s commissioners voted to require a third-party independent financial study as to the feasibility of an acquisition by the MPWMD of the Monterey system assets. On December 6, 2021, LAFCO’s commissioners denied the MPWMD’s application to become a retail water provider, determining that the MPWMD does not have the authority to proceed with a condemnation of the Monterey system assets, and on January 5, 2022, LAFCO’s commissioners confirmed the denial. On February 28, 2022, LAFCO’s commissioners voted to deny the MPWMD’s application for reconsideration of LAFCO’s confirmation of denial. On April 1, 2022, the MPWMD filed a lawsuit against LAFCO challenging its decision to deny the MPWMD’s application seeking approval to become a retail water provider. On June 17, 2022, the court granted, with conditions, a motion by Cal Am to intervene in the MPWMD’s lawsuit against LAFCO.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. The parties have filed with the court updated valuation reports. A valuation trial was originally scheduled for October 2021 but has been continued to January 2023.
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

The Company’s revolving credit facility provides $2.25 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.10 billion. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 1.67% and 0.20% at June 30, 2022 and December 31, 2021, respectively.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(420)	(75)	(495)
Remaining availability as of June 30, 2022	$1,680	$75	$1,755
(a)Total remaining availability of $1.76 billion as of June 30, 2022 may be accessed through revolver draws.

	As of December 31, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(584)	(76)	(660)
Remaining availability as of December 31, 2021	$1,516	$74	$1,590
(a)Total remaining availability of $1.59 billion as of December 31, 2021 may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2022 and December 31, 2021, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of June 30, 2022	$71	$1,755	$1,826
Available liquidity as of December 31, 2021	$116	$1,590	$1,706
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
On May 5, 2022, AWCC issued $800 million aggregate principal amount of its 4.45% senior notes due 2032. At closing, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $792 million. AWCC used the net proceeds of the offering: (i) to lend funds to the Company and its subsidiaries in its Regulated Businesses segment; (ii) to repay AWCC’s commercial paper obligations; and (iii) for general corporate purposes.

In April 2022, the Company entered into several 10-year treasury lock agreements, with notional amounts totaling $400 million, and an average fixed interest rate of 2.89%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In May 2022, the Company terminated the treasury lock agreements, realizing a net gain of approximately $4 million, to be amortized through interest, net over a 10-year period, in accordance with the tenor of the debt issuance on May 5, 2022. No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2022.
Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Six Months Ended June 30,
	2022	2021
(In millions)
Net income	$376	$340
Add (less):
Depreciation and amortization	321	315
Deferred income taxes and amortization of investment tax credits	(33)	64
Other non-cash activities (a)	(17)	(45)
Changes in working capital (b)	(420)	(136)
Pension and non-pension postretirement benefit contributions	(31)	(18)
Net cash provided by operating activities	$196	$520
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.
(b)Changes in working capital include changes to receivables and unbilled revenues, accounts payable, accrued liabilities, accrued taxes, and other current assets and liabilities, net.
For the six months ended June 30, 2022, cash provided by operating activities decreased $324 million, primarily due to changes in working capital and deferred taxes. The changes were driven by $280 million of estimated tax payments for taxable gains on the sales of the Company’s HOS business and its New York regulated operations, as well as the contribution of $45 million to the American Water Charitable Foundation.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Six Months Ended June 30,
	2022	2021
(In millions)
Net capital expenditures	$(995)	$(752)
Acquisitions	(240)	(39)
Net proceeds from sale of assets	608	—
Other investing activities, net (a)	(49)	(43)
Net cash used in investing activities	$(676)	$(834)
(a)Includes removal costs from property, plant and equipment retirements.
For the six months ended June 30, 2022, cash used in investing activities decreased $158 million, primarily due to proceeds of $608 million received from the sale of the Company's New York operations offset by increased payments for capital expenditures and acquisitions. The Company plans to invest approximately $2.5 billion across its footprint in 2022.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Six Months Ended June 30,
	2022	2021
(In millions)
Proceeds from long-term debt	$811	$1,102
Repayments of long-term debt	(7)	(364)
Repayments of term loan	—	(500)
Net short-term (repayments) borrowings with maturities less than three months	(164)	(176)
Debt issuance costs and make-whole premium on early debt redemption	(7)	(26)
Dividends paid	(228)	(209)
Other financing activities, net (a)	36	15
Net cash provided by (used in) financing activities	$441	$(158)
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the six months ended June 30, 2022, cash provided by financing activities increased $599 million, primarily due to the repayment in full at maturity of the $500 million term loan during the first quarter of 2021 and repayments of long-term debt due to the prepayment of $327 million in aggregate principal amount of AWCC’s outstanding senior notes during the second quarter of 2021. These changes were partially offset by lower proceeds from long-term debt.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On June 30, 2022, the Company’s ratio was 0.61 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of July 27, 2022 as issued by the following rating agencies:

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
Application of Critical Accounting Policies and Estimates
Financial condition of the Company, results of operations and cash flows, as reflected in the Company’s Consolidated Financial statements, are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the Company’s Form 10-K for a discussion of its critical accounting policies. Additionally, see Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for updates, if any, to the significant accounting policies previously disclosed in the Company’s Form 10-K.
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
The Company had no derivative instruments, which are exposed to market risk, outstanding as of June 30, 2022.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Dunbar, West Virginia Water Main Break Class Action Litigation
On July 5, 2022, the Circuit Court entered an order certifying again a class to address at trial certain liability issues but not to consider damages. WVAWC is considering whether to challenge the Circuit Court’s latest certification order.
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
The Company did not repurchase shares of common stock during the three months ended June 30, 2022. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2022, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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

4.2
Officers’ Certificate of American Water Capital Corp., dated May 5, 2022, establishing the terms and authorizing the issuance of the 4.450% Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 5, 2022).

*10.1	Offer Letter for Employment, dated April 27, 2022, between American Water Works Company, Inc. and John C. Griffith.
*10.2	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Stock Unit Grant Form for Non-Employee Directors.
*22.1	Guaranteed Securities.
*31.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of July, 2022.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick President and Chief Executive Officer (Principal Executive Officer)
By	/s/ JOHN C. GRIFFITH
John C. Griffith Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Chief Accounting Officer (Principal Accounting Officer)